Form 10-Q
period 2009-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2010-02-12
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2009	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$84,878	$64,664
Restricted cash	1,962	1,899
Receivables, net	24,864	23,360
Inventories	16,045	15,521
Other current assets	28,730	25,578

Total current assets	156,479	131,022

Non-current assets:
Property and equipment, net	1,660,206	1,676,763
Goodwill	39,459	39,459
Other intangible assets, net	390,568	389,914
Other assets, net	62,559	57,925

Total assets	$2,309,271	$2,295,083

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$22,489	$26,430
Current portion of relinquishment liability	78,837	71,912
Due to Mohegan Tribe	10,000	—
Current portion of capital lease	839	919
Trade payables	14,297	19,900
Construction payables	16,544	18,959
Accrued interest payable	26,276	16,356
Other current liabilities	135,476	124,834

Total current liabilities	304,758	279,310

Non-current liabilities:
Long-term debt, net of current portion	1,625,636	1,593,185
Long-term debt, due to Mohegan Tribe	—	10,000
Relinquishment liability, net of current portion	216,094	226,511
Capital lease, net of current portion	5,862	6,030
Other long-term liabilities	383	362

Total liabilities	2,152,733	2,115,398

Commitments and Contingencies
Capital:
Retained earnings	152,966	175,855

Mohegan Tribal Gaming Authority capital	152,966	175,855
Non-controlling interests	3,572	3,830

Total capital	156,538	179,685

Total liabilities and capital	$2,309,271	$2,295,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended December 31, 2009	For the Three Months Ended December 31, 2008
Revenues:
Gaming	$309,839	$326,690
Food and beverage	23,315	23,888
Hotel	9,542	10,842
Retail, entertainment and other	27,438	33,671

Gross revenues	370,134	395,091
Less—Promotional allowances	(28,323)	(31,060)

Net revenues	341,811	364,031

Operating costs and expenses:
Gaming	200,818	221,346
Food and beverage	11,184	11,726
Hotel	3,610	3,763
Retail, entertainment and other	7,954	12,631
Advertising, general and administrative	50,613	54,782
Corporate expenses	4,329	5,009
Pre-opening costs and expenses	42	241
Depreciation and amortization	25,431	26,526

Total operating costs and expenses	303,981	336,024

Income from operations	37,830	28,007

Other income (expense):
Accretion of discount to the relinquishment liability	(3,856)	(5,106)
Interest income	732	989
Interest expense, net of capitalized interest	(28,549)	(27,665)
Loss on early extinguishment of debt	(1,584)	—
Write-off of debt issuance costs	(338)	—
Other expense, net	(344)	(633)

Total other expense	(33,939)	(32,415)

Net income (loss)	3,891	(4,408)
Loss attributable to non-controlling interests	513	631

Net income (loss) attributable to Mohegan Tribal Gaming Authority	$4,404	$(3,777)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, September 30, 2009	$179,685	$175,855	$3,830
Contributions from members	255	—	255
Net income (loss)	3,891	4,404	(513)
Distributions to Tribe	(27,293)	(27,293)	—

Balance, December 31, 2009	$156,538	$152,966	$3,572

Balance, September 30, 2008	$131,269	$128,011	$3,258
Contributions from members	11	—	11
Net loss	(4,408)	(3,777)	(631)
Distributions to Tribe	(14,931)	(14,931)	—

Balance, December 31, 2008	$111,941	$109,303	$2,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended December 31, 2009	For the Three Months Ended December 31, 2008
Cash flows provided by (used in) operating activities:
Net income (loss)	$3,891	$(4,408)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	25,431	26,526
Accretion of discount to the relinquishment liability	3,856	5,106
Cash paid for accretion of discount to the relinquishment liability	(2,553)	(3,386)
Loss on early extinguishment of debt	1,584	—
Accretion of discount on amendment to the purchase agreement for Mohegan Sun at Pocono Downs	—	(262)
Net loss on disposition of assets	32	305
Non-cash asset write-offs related to Project Horizon	221	—
Provision for losses on receivables	717	1,988
Amortization of debt issuance costs	1,836	1,448
Amortization of bond discount	100	—
Amortization of net deferred gain on settlement of derivative instruments	(117)	114
Write-off of debt issuance costs	338	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,949)	12,415
Increase in inventories	(524)	(961)
Increase in other assets	(4,450)	(2,728)
Decrease in trade payables	(5,603)	(1,076)
Increase in other liabilities	21,045	3,799

Net cash flows provided by operating activities	43,855	38,880

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of decrease in construction payables of $2,415 and $47,725, respectively	(12,389)	(80,492)
Proceeds from amendment to the purchase agreement for Mohegan Sun at Pocono Downs	—	7,000
Proceeds from Commonwealth of Pennsylvania’s facility improvement grant	1,000	—
Issuance of third-party loans and advances	(489)	(2,081)
Proceeds from asset sales	2	75
Payments received on third-party loans	47	73
(Increase) decrease in restricted cash	(63)	369

Net cash flows used in investing activities	(11,892)	(75,056)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	106,000	406,000
Bank Credit Facility repayments—revolving loan	(119,000)	(176,000)
Bank Credit Facility repayments—term loan	(147,000)	(150,750)
Salishan Credit Facility borrowings—revolving loan	500	1,250
Line of Credit borrowings	116,255	147,038
Line of Credit repayments	(120,696)	(149,975)
Proceeds from issuance of Second Lien Senior Secured Notes, net of discount	192,468	—
Principal portion of relinquishment liability payments	(4,795)	(4,912)
Distributions to Tribe	(27,293)	(14,931)
Capitalized debt issuance costs	(8,195)	(9,647)
Payments on capital lease obligations	(248)	(156)
Non-controlling interest contributions	255	11

Net cash flows provided by (used in) financing activities	(11,749)	47,928

Net increase in cash and cash equivalents	20,214	11,752
Cash and cash equivalents at beginning of period	64,664	83,200

Cash and cash equivalents at end of period	$84,878	$94,952

Supplemental disclosure:
Cash paid during the period for interest	$16,931	$15,005

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

MCV-PA holds a 0.01% general partnership interest in Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P. (collectively, the “Pennsylvania Entities”), while the Authority holds a 99.99% limited partnership interest in each such entity. Downs Racing, L.P. (“Downs Racing”) owns and operates Mohegan Sun at Pocono Downs, a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, and several off-track wagering (“OTW”) facilities located elsewhere in Pennsylvania. The Authority views Mohegan Sun and the properties owned by the Pennsylvania Entities as two separate operating segments.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period, have been included. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. In addition, certain amounts in the 2009 condensed consolidated financial statements have been reclassified to conform to the 2010 presentation.

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

The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes approximates fair value. The fair value of the Authority’s financing facilities and notes were as follows (in thousands):

	December 31, 2009
	Carrying Value	Fair Value
Bank Credit Facility	$553,000	$458,326
2009 11 1/ 2% Second Lien Senior Secured Notes	$192,568	$205,000
2005 6 1/ 8% Senior Unsecured Notes	$250,000	$205,000
2001 8 3/ 8% Senior Subordinated Notes	$2,010	$1,759
2002 8% Senior Subordinated Notes	$250,000	$218,750
2004 7 1/ 8% Senior Subordinated Notes	$225,000	$166,500
2005 6 7/ 8% Senior Subordinated Notes	$150,000	$108,000

The estimated fair value of the Authority’s financing facilities and notes was based on quoted market prices or prices of similar instruments on or about December 31, 2009.

New Accounting Standards

In October 2009, the Authority adopted new guidance that requires entities to report non-controlling interests in subsidiaries as equity in the consolidated financial statements. Its adoption required the Authority to modify the presentation of its financial statements, including retrospective application to prior periods. The new guidance also requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values. It also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. The new provisions related to business combinations will only impact the Authority if it is party to a business combination after the authoritative guidance has been adopted.

In October 2009, the Authority adopted guidance pertaining to fair value measurements for non-financial assets and liabilities. The new guidance clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. Its adoption did not have a material impact on the Authority’s financial position, results of operations or cash flows.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Subsequent Events

In preparing the accompanying condensed consolidated financial statements, the Authority has evaluated events subsequent to December 31, 2009 through the issuance of the financial statements on February 12, 2010.

NOTE 3—FINANCING FACILITIES:

Financing facilities consisted of the following (in thousands):

	December 31, 2009	September 30, 2009
Bank Credit Facility	$553,000	$713,000
2009 11 1/ 2% Second Lien Senior Secured Notes	192,568	—
2005 6 1/ 8% Senior Unsecured Notes	250,000	250,000
2001 8 3/ 8% Senior Subordinated Notes	2,010	2,010
2002 8% Senior Subordinated Notes	250,000	250,000
2004 7 1/ 8% Senior Subordinated Notes	225,000	225,000
2005 6 7/ 8% Senior Subordinated Notes	150,000	150,000
Line of Credit	7,739	12,180
WNBA Promissory Note	2,000	2,000
Salishan Credit Facility	13,750	13,250
Mohegan Tribe Promissory Note	10,000	10,000
Menominee Kenosha Gaming Authority Note Payable	600	600

Subtotal	1,656,667	1,628,040
Net deferred gain on derivative instruments sold	1,458	1,575

Total debt, excluding capital leases	$1,658,125	$1,629,615

Bank Credit Facility

In December 2008, the Authority entered into a Third Amended and Restated Loan Agreement (the “Bank Credit Facility”) originally providing for up to $850.0 million of borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. On October 26, 2009, the Authority entered into an amendment to the Bank Credit Facility. Among other things, the amendment: (a) modified the terms of the Authority’s total leverage ratio covenant to increase the covenant by 25 basis points for the quarterly periods ending March 31, 2010, June 30, 2010, June 30, 2011, September 30, 2011 and December 31, 2011, and by 50 basis points for the quarterly periods ending September 30, 2010, December 31, 2010 and March 31, 2011; (b) modified the terms of the Authority’s senior leverage ratio covenant to increase the covenant by 25 basis points for the quarterly periods ending March 31, 2010 and continuing through December 31, 2011; (c) provided the ability to obtain a release from liens securing the Bank Credit Facility of a portion of the land on which Mohegan Sun at Pocono Downs is sited to permit its sale or lease to a third-party in connection with the development of a potential hotel project, consisting of a minimum of 200 rooms, subject to the satisfaction of customary conditions; (d) modified the terms of the Authority’s covenant relating to its incurrence of permitted indebtedness to allow the Authority or its subsidiaries to incur additional debt (which may consist of capital lease obligations) in an aggregate amount not to exceed $55.0 million, at any one time outstanding, in connection with the development of the potential hotel project at Mohegan Sun at Pocono Downs; (e) modified the terms of the Authority’s permitted capital expenditures covenant to affirmatively allow for the existing $125.0 million of permitted capital expenditures to be utilized for Mohegan Sun at Pocono Downs in addition to Mohegan Sun and related businesses, including the payment of

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

licensing fees associated with those operations; and (f) modified the terms of the applicable pricing rates under the Bank Credit Facility as follows: (1) to between 1.25% and 2.75% for Base Rate loans; (2) to between 2.50% and 4.00% for Eurodollar Rate loans; and (3) to between 0.20% and 0.50% for commitment fees. The Authority also repaid its then existing $147.0 million term loan (which resulted in an automatic and permanent reduction in the total commitments under the Bank Credit Facility by such amount) with proceeds from the issuance of its 11 1/2% Second Lien Senior Secured Notes on October 26, 2009, as further discussed below, and permanently reduced its revolving commitments by $25.0 million. Upon the repayment of the term loan and the $25.0 million permanent reduction in revolving commitments, the total commitments under the Bank Credit Facility were reduced from $847.0 million to $675.0 million. The Bank Credit Facility has no mandatory amortization provisions and is payable in full at maturity on March 9, 2012.

As of December 31, 2009, there was $553.0 million drawn on the Bank Credit Facility. As of December 31, 2009, the amount under letters of credit issued pursuant to the Bank Credit Facility totaled $4.2 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, and after taking into account restrictive financial covenants under the Bank Credit Facility, line of credit and note indentures, the Authority had approximately $117.8 million of borrowing capacity under the Bank Credit Facility as of December 31, 2009.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar Rate, plus in either case, an Applicable Rate based on the Authority’s total leverage ratio, as each term is defined under the Bank Credit Facility. The Authority also pays commitment fees for the unused portion of the revolving loans on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused commitment for that calendar quarter. The Base Rate is the higher of Bank of America’s announced Prime Rate, the Eurodollar Rate for one-month contracts plus 1.25% or the Federal Funds Rate plus 0.50%. Interest on Base Rate loans is payable quarterly in arrears. Interest on Eurodollar Rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of December 31, 2009, the Authority had $553.0 million in Eurodollar Rate loans and no Base Rate loan outstanding. The loans outstanding at December 31, 2009 were based on a one-month Eurodollar Rate of 0.23% plus an Applicable Rate of 3.75%. The Applicable Rate for commitment fees was 0.50% as of December 31, 2009. As of December 31, 2009 and September 30, 2009, accrued interest, including commitment fees, on the Bank Credit Facility was $1.1 million.

The Bank Credit Facility is collateralized by a first priority lien on substantially all of the Authority’s assets, including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. The Authority also will be required to pledge additional assets as collateral for the Bank Credit Facility as it or its guarantor subsidiaries acquire them. The Authority’s obligations under the Bank Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, the Authority’s maximum total leverage and senior leverage ratios, minimum fixed charge coverage ratio and maximum capital expenditures. The Bank Credit Facility includes non-financial covenants by the Authority and the Tribe of the type customarily found in loan agreements for similar transactions.

As of December 31, 2009, the Authority and the Tribe were in compliance with all of their respective covenant requirements under the Bank Credit Facility.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Senior Notes

2009 11 1/2% Second Lien Senior Secured Notes

On October 26, 2009, the Authority issued $200.0 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.50% per annum (the “2009 Second Lien Senior Secured Notes”). The 2009 Second Lien Secured Notes were issued at a price of 96.234% of par, to yield an effective interest rate of 12.25% per annum. The net proceeds from this financing were used to repay the Authority’s then existing term loan under the Bank Credit Facility in the aggregate principal amount of $147.0 million, to repay $41.0 million of revolving loans under the Bank Credit Facility and to pay related transaction costs and expenses associated with the issuance. The 2009 Second Lien Senior Secured Notes mature on November 1, 2017. The first call date for the 2009 Second Lien Senior Secured Notes is November 1, 2013. Interest on the 2009 Second Lien Senior Secured Notes is payable semi-annually on May 1st and November 1st, commencing May 1, 2010. The 2009 Second Lien Senior Secured Notes are collateralized by a second lien on substantially all of the Authority’s property and assets, and those of its existing and future guarantor subsidiaries, and are effectively subordinated to all of the Authority’s first lien secured debt, including borrowings under the Bank Credit Facility, to the extent of the collateral securing such debt. The 2009 Second Lien Senior Secured Notes rank equally in right of payment with all of the Authority’s and its existing and future guarantor subsidiaries’ senior indebtedness and with the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing, but, to the extent of the value of the collateral, rank effectively senior to all of the Authority’s unsecured senior indebtedness, including its 2005 Senior Unsecured Notes and payment obligations under the Relinquishment Agreement. The 2009 Second Lien Senior Secured Notes rank senior to all of the Authority’s and its existing and future guarantor subsidiaries’ subordinated indebtedness, including the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. As of December 31, 2009, accrued interest on the 2009 Second Lien Senior Secured Notes was $4.1 million.

The 2009 Second Lien Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a second lien senior secured basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities.

The 2009 Second Lien Senior Secured Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

2005 6 1/8% Senior Unsecured Notes

In February 2005, the Authority issued $250.0 million Senior Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Unsecured Notes”). The 2005 Senior Unsecured Notes mature on February 15, 2013. The first call date for the 2005 Senior Unsecured Notes was February 15, 2009. Interest on the 2005 Senior Unsecured Notes is payable semi-annually on February 15th and August 15th. The 2005 Senior Unsecured Notes are uncollateralized general obligations of the Authority, which are effectively subordinated, to the extent of the collateral, to all of the existing and future senior secured indebtedness of the Authority, including the Bank Credit Facility and the 2009 Second Lien Senior Secured Notes. The 2005 Senior Unsecured Notes rank equally in right of payment with the 2009 Second Lien Senior Secured Notes and the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing and rank senior to the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing, the 2001 Senior Subordinated Notes, the 2002 Senior Subordinated Notes, the 2004 Senior Subordinated Notes and the 2005 Senior Subordinated Notes. As of December 31, 2009 and September 30, 2009, accrued interest on the 2005 Senior Unsecured Notes was $5.7 million and $1.9 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The 2005 Senior Unsecured Notes are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities.

Senior Subordinated Notes

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

In August 2004, the Authority completed a cash tender offer and consent solicitation and repurchase of $133.7 million aggregate principal amount of the 2001 Senior Subordinated Notes. As part of the tender offer, the Authority solicited and received requisite consents which substantially eliminated all of the restrictive covenants thereunder.

In March 2009, the Authority repurchased and extinguished an additional principal amount of $14.3 million of the outstanding 2001 Senior Subordinated Notes. An aggregate principal amount of approximately $2.0 million of the 2001 Senior Subordinated Notes remains outstanding as of December 31, 2009. As of December 31, 2009 and September 30, 2009, accrued interest on the 2001 Senior Subordinated Notes was $84,000 and $42,000, respectively.

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

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.000% per annum (the “2002 Senior Subordinated Notes”). The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes was April 1, 2007. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1st and October 1st. As of December 31, 2009 and September 30, 2009, accrued interest on the 2002 Senior Subordinated Notes was $5.0 million and $10.0 million, respectively.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes was August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. As of December 31, 2009 and September 30, 2009, accrued interest on the 2004 Senior Subordinated Notes was $6.0 million and $2.0 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2005 6 7/8% Senior Subordinated Notes

In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes is February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. As of December 31, 2009 and September 30, 2009, accrued interest on the 2005 Senior Subordinated Notes was $3.9 million and $1.3 million, respectively.

The Authority’s senior subordinated notes are uncollateralized general obligations of the Authority and are subordinated to the Bank Credit Facility, the 2009 Second Lien Senior Secured Notes, the 2005 Senior Unsecured Notes and the Authority’s Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The senior subordinated notes rank equally with each other and the Authority’s Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The senior subordinated notes are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, WTG and MTGA Gaming, except for the 2001 Senior Subordinated Notes, which are fully and unconditionally guaranteed solely by MBC. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the continued existence of the Authority. As of December 31, 2009, both the Authority and the Tribe were in compliance with all of their respective covenant requirements under the senior and senior subordinated note indentures.

NOTE 4—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and certain administrative services to the Authority in conjunction with the operation of Mohegan Sun. For each of the three months ended December 31, 2009 and 2008, the Authority incurred $7.0 million of expenses for such services.

The Authority purchases the majority of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. For the three months ended December 31, 2009 and 2008, the Authority incurred costs of $6.4 million and $6.3 million, respectively, for such utilities.

In September 2009, the Tribe loaned Salishan-Mohegan $10.0 million, which was used to repay revolving loans under the Salishan Credit Facility in connection with an amendment to the Salishan Credit Facility. The promissory note executed by Salishan-Mohegan in favor of the Tribe provides for the accrual of interest at an annual rate of 15.0% and matures on October 1, 2010. Accrued interest is paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity. For the three months ended December 31, 2009, the Authority incurred interest expense associated with this promissory note of $374,000.

In July 2008, the Authority entered into a land lease agreement with the Tribe, replacing a prior land lease agreement, for property located adjacent to the Tribe’s reservation that is used for Mohegan Sun employee parking. The new agreement requires the Authority to make monthly payments equaling $75,000 until maturity

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

on June 30, 2018. The Authority classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease.

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

The Authority is a tenant under a land lease agreement with the Tribe for access to Mohegan Sun. For each of the three months ended December 31, 2009 and 2008, the Authority expensed $12,000 relating to this land lease agreement.

The Authority also leases the land on which Mohegan Sun is located from the Tribe pursuant to a long-term lease agreement. The Authority is required to pay to the Tribe a nominal annual rental fee under the lease agreement. The lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration.

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

NOTE 5—COMMITMENTS AND CONTINGENCIES:

Slot Win Contribution and Free Promotional Slot Play Contribution

In May 1994, the Tribe and the State of Connecticut entered into a Memorandum of Understanding (“MOU”), which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of revenues earned on slot machines must be paid to the State of Connecticut (“Slot Win Contribution”). Slot Win Contribution payments are not required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino games within the State of Connecticut, except those consented to by the Tribe and the Mashantucket Pequot Tribe (the “MPT”). For each 12-month period commencing July 1, 1995, Slot Win Contribution payments shall be the lesser of: (1) 30% of gross revenues from slot machines, or (2) the greater of (a) 25% of gross revenues from slot machines or (b) $80.0 million.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

In September 2009, the Authority entered into a settlement agreement with the State of Connecticut regarding contribution payments on the Authority’s free promotional slot play program and the distribution of previously escrowed payments, following litigation between the State of Connecticut and MPT concerning similar issues. Under the terms of the settlement agreement, effective July 1, 2009, the State of Connecticut agreed that no value shall be attributed to free promotional slot plays utilized by patrons at Mohegan Sun for purposes of calculating monthly contribution payments, provided that the aggregate amount of such free promotional slot plays during any month does not exceed 5.5% of gross revenues from slot machines for such month. In the event free promotional slot plays exceed 5.5% of monthly gross revenues from slot machines, contribution payments are required on such excess face amount of free promotional slot plays at the same rate as Slot Win Contribution payments, or 25%.

The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $45.3 million and $50.1 million for the three months ended December 31, 2009 and 2008, respectively. As of December 31, 2009 and September 30, 2009, the combined outstanding Slot Win Contribution and free promotional slot play contribution payments totaled $14.3 million and $14.9 million, respectively.

Pennsylvania Gaming Tax

Downs Racing holds a Category One slot machine license issued by the Pennsylvania Gaming Control Board (the “PGCB”) for the operation of slot machines at Mohegan Sun at Pocono Downs. This license permits Downs Racing to install and operate up to 3,000 slot machines at Mohegan Sun at Pocono Downs, expandable to up to a total of 5,000 slot machines upon request and approval of the PGCB. After the satisfaction of certain regulatory conditions and payment of a $50.0 million one-time slot machine license fee to the PGCB in October 2006, Downs Racing opened Phase I of its gaming and entertainment facility in November 2006.

The Pennsylvania Race Horse Development and Gaming Act stipulates that holders of Category One slot machine licenses must pay a portion of revenues earned on slot machines to the PGCB on a daily basis (“Pennsylvania Gaming Tax”), which includes local share assessments to be paid to the cities and municipalities hosting Mohegan Sun at Pocono Downs and amounts to be paid to the Pennsylvania Harness Horsemen’s Association, Inc. (the “PHHA”). The Pennsylvania Gaming Tax payable to the PGCB on a daily basis is currently 55% of gross revenues from slot machines, 2% of which is subject to a $10.0 million minimum annual threshold. Downs Racing must pay to the PGCB, on an annual basis, amounts necessary to ensure that the host cities and municipalities receive an annual minimum of $10.0 million from the local share assessments. As of December 31, 2009, Downs Racing maintained a $5.0 million escrow deposit in the name of the Commonwealth of Pennsylvania for Pennsylvania Gaming Tax payments to the PGCB, which was included in other assets, net, in the accompanying condensed consolidated balance sheets. In January 2010, the PGCB reduced the escrow deposit requirement from $5.0 million to $1.5 million.

The Authority reflected expenses associated with the Pennsylvania Gaming Tax totaling $30.3 million and $28.7 million for the three months ended December 31, 2009 and 2008, respectively. As of December 31, 2009 and September 30, 2009, outstanding Pennsylvania Gaming Tax payments to the PGCB totaled $6.4 million and $4.6 million, respectively.

Priority Distribution

In August 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s Net Cash Flow, as defined under the Priority Distribution Agreement. The Priority Distribution

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Agreement, which has a perpetual term, limits the maximum aggregate priority distribution payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with a formula specified in the Priority Distribution Agreement to reflect the effects of inflation. Payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly priority distribution payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its Net Cash Flow, as defined under the Priority Distribution Agreement, and are not secured by a lien or encumbrance on any assets or properties of the Authority. The Authority reflected payments associated with the Priority Distribution Agreement of $4.5 million and $4.4 million for the three months ended December 31, 2009 and 2008, respectively.

Horsemen’s Agreement

In January 2005, Downs Racing entered into an agreement with the PHHA, which represents owners, trainers and drivers at the Mohegan Sun at Pocono Downs’ harness racing facility. The agreement governs all live harness racing events and simulcasting and account wagering conducted at Mohegan Sun at Pocono Downs and the OTW facilities through December 31, 2010. As of December 31, 2009 and September 30, 2009, outstanding amounts to the PHHA for purses earned by horsemen but not yet paid and other fees totaled $9.7 million and $9.1 million, respectively.

Project Horizon Suspension

In September 2008, the Authority announced the suspension of the hotel, retail and new parking garage elements of Project Horizon due to a slowdown in business volumes and uncertainties in the financial markets resulting from the national economic recession. While the Authority is currently evaluating its options with respect to the development of the suspended elements, including the new hotel, it can provide no assurance as to if or when the suspended elements will resume. The specific factors that the Authority will consider in determining the feasibility of the suspended elements include the Authority’s financial performance, cash flow projections expected to be realized from the project, estimated project costs, ability to obtain financing, economic conditions, industry trends and competition. As of December 31, 2009 and September 30, 2009, assets related to the suspended elements totaled $76.4 million and $78.3 million, respectively, and were included in property and equipment, net, in the accompanying condensed consolidated balance sheets. The Authority currently believes that the assets related to the suspended elements have a future benefit.

The following information summarizes the contingencies with respect to the suspended elements of Project Horizon:

Severance

The Authority terminated certain construction-related employees due to the suspension of Project Horizon. The costs associated with such post-employment severance benefits were expensed at the time the termination was communicated to the employees. For the three months ended December 31, 2009 and 2008, the Authority incurred $104,000 and $586,000, respectively, of such expenses.

Construction Materials and Other Costs

Certain construction materials purchased and certain design and architectural work completed for Project Horizon may not be utilized if the suspended elements do not resume. The costs associated with these materials

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

will be expensed at the time such materials are determined to no longer have future benefit or value to the Authority. For the three months ended December 31, 2009, the Authority expensed $221,000 of such assets, which were recorded in other expense, net, in the accompanying respective condensed consolidated statement of income. For the three months ended December 31, 2008, the Authority did not expense any such asset.

Litigation

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material effect on the Authority’s financial position, results of operations or cash flows.

NOTE 6—RELINQUISHMENT AGREEMENT:

In February 1998, the Authority and Trading Cove Associates (“TCA”) entered into a relinquishment agreement (the “Relinquishment Agreement”). Effective January 1, 2000 (the “Relinquishment Date”), the Relinquishment Agreement superseded a then existing management agreement with TCA. The Relinquishment Agreement provides, among other things, that the Authority will make certain payments to TCA out of, and determined as a percentage of, Revenues, as defined under the Relinquishment Agreement, generated by Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments (“Senior Relinquishment Payments” and “Junior Relinquishment Payments”) have separate schedules and priorities. Senior Relinquishment Payments commenced on April 25, 2000, 25 days following the end of the first three-month period after the Relinquishment Date and continue at the end of each three-month period thereafter until January 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, 25 days following the end of the first six-month period after the Relinquishment Date and continue at the end of each six-month period thereafter until January 25, 2015. Each Senior Relinquishment Payment and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. Revenues are defined under the Relinquishment Agreement as gross gaming revenues, other than Class II Gaming revenues, and all other revenues, as defined, including, without limitation, hotel revenues, room service revenues, food and beverage revenues, ticket revenues, fees or receipts from the convention/events center and all rental revenues or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires, derived directly or indirectly from the facilities, as defined. Revenues under the Relinquishment Agreement exclude revenues generated from certain expansion areas of Mohegan Sun, such as Casino of the Wind, as such areas do not constitute facilities as defined under the Relinquishment Agreement.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At December 31, 2009, the carrying amount of the relinquishment liability was $294.9 million as compared to $298.4 million at September 30, 2009. The decrease in the relinquishment liability during the three months ended December 31, 2009 was due to $7.4 million in relinquishment payments. This reduction in the liability was offset by $3.9 million representing the accretion of discount to the relinquishment liability.

Relinquishment payments consisted of the following (in millions):

	For the Three Months Ended December 31,
	2009	2008
Payments representing principal amounts	$4.8	$4.9
Payments representing accretion of discount	2.6	3.4

Total payments	$7.4	$8.3

The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of December 31, 2009 and September 30, 2009, relinquishment payments earned but unpaid were $21.2 million and $14.7 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

NOTE 7—SEGMENT REPORTING:

As of December 31, 2009, the Authority owns and operates Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club (collectively, the “Connecticut Entities”), and the Pennsylvania Entities. All of the Authority’s revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics. The Authority’s executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Entities and the Pennsylvania Entities on a separate basis. The Authority, therefore, believes that it has two separate reportable segments due to the differing nature of their operations: (1) Mohegan Sun, which includes the operations of the Connecticut Entities, and (2) Mohegan Sun at Pocono Downs, which is comprised of the operations of the Pennsylvania Entities. The following tables provide financial information on each segment (in thousands):

	For the Three Months Ended December 31,
	2009	2008
Net revenues:
Mohegan Sun	$282,091	$307,483
Mohegan Sun at Pocono Downs	59,720	56,548

Total	341,811	364,031

Income (loss) from operations:
Mohegan Sun	39,922	34,047
Mohegan Sun at Pocono Downs	2,257	(1,010)
Corporate	(4,349)	(5,030)

Total	37,830	28,007
Accretion of discount to the relinquishment liability	(3,856)	(5,106)
Interest income	732	989
Interest expense, net of capitalized interest	(28,549)	(27,665)
Loss on early extinguishment of debt	(1,584)	—
Write-off of debt issuance costs	(338)	—
Other expense, net	(344)	(633)

Net income (loss)	3,891	(4,408)
Loss attributable to non-controlling interests	513	631

Net income (loss) attributable to Mohegan Tribal Gaming Authority	$4,404	$(3,777)

	For the Three Months Ended December 31,
	2009	2008
Capital expenditures:
Mohegan Sun	$8,792	$30,501
Mohegan Sun at Pocono Downs	1,182	2,266

Total	$9,974	$32,767

	December 31, 2009	September 30, 2009
Total assets:
Mohegan Sun	$1,651,040	$1,636,007
Mohegan Sun at Pocono Downs	584,745	587,860
Corporate	73,486	71,216

Total	$2,309,271	$2,295,083

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

NOTE 8—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of December 31, 2009, substantially all of the Authority’s outstanding debt, including its 2009 Second Lien Senior Secured Notes, 2005 Senior Unsecured Notes, 2002 Senior Subordinated Notes, 2004 Senior Subordinated Notes and 2005 Senior Subordinated Notes, is fully and unconditionally guaranteed, on a joint and several basis, by the following subsidiaries of the Authority: MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG. The 2001 Senior Subordinated Notes are fully and unconditionally guaranteed by MBC, a wholly-owned subsidiary. Separate financial statements and other disclosures concerning MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 7 is adequate for investor analysis of these subsidiaries. Separate financial statements for WTG are provided as it is a non wholly-owned guarantor subsidiary. Condensed consolidating financial statement information for the Authority, its wholly-owned guarantor subsidiary, MBC, its other wholly-owned guarantor subsidiaries, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW and MTGA Gaming, its non wholly-owned guarantor subsidiary, WTG, and its non-guarantor entities, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries, as of December 31, 2009 and September 30, 2009 and for the three months ended December 31, 2009 and 2008 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2009
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,390,843	$70	$249,342	$—	$249,412	$19,951	$—	$1,660,206
Intercompany receivables	451,265	—	16,550	—	16,550	—	(467,815)	—
Investment in subsidiaries	127,590	—	9,862	—	9,862	—	(137,452)	—
Other intangible assets, net	120,936	4,237	265,395	—	269,632	—	—	390,568
Other assets, net	157,950	80	76,893	284	77,257	23,290	—	258,497

Total assets	$2,248,584	$4,387	$618,042	$284	$622,713	$43,241	$(605,267)	$2,309,271

LIABILITIES AND CAPITAL
Total current liabilities	$248,927	$1,873	$29,539	$38	$31,450	$14,381	$—	$294,758
Long-term debt and capital leases, net of current portion	1,629,898	1,000	—	600	1,600	—	—	1,631,498
Long-term debt, due to Mohegan Tribe	—	—	—	—	—	10,000	—	10,000
Relinquishment liability, net of current portion	216,094	—	—	—	—	—	—	216,094
Intercompany payables	—	—	451,265	4,785	456,050	11,765	(467,815)	—
Other long-term liabilities	383	—	—	—	—	—	—	383

Total liabilities	2,095,302	2,873	480,804	5,423	489,100	36,146	(467,815)	2,152,733
Mohegan Tribal Gaming Authority capital	153,282	1,514	137,238	(5,139)	133,613	7,095	(141,024)	152,966
Non-controlling interests	—	—	—	—	—	—	3,572	3,572

Total liabilities and capital	$2,248,584	$4,387	$618,042	$284	$622,713	$43,241	$(605,267)	$2,309,271

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

	September 30, 2009
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,401,886	$73	$254,853	$—	$254,926	$19,951	$—	$1,676,763
Intercompany receivables	446,321	—	16,080	—	16,080	—	(462,401)	—
Investment in subsidiaries	138,607	—	10,070	—	10,070	—	(148,677)	—
Other intangible assets, net	120,168	4,323	265,423	—	269,746	—	—	389,914
Other assets, net	130,141	214	74,497	196	74,907	23,358	—	228,406

Total assets	$2,237,123	$4,610	$620,923	$196	$625,729	$43,309	$(611,078)	$2,295,083

LIABILITIES AND CAPITAL
Total current liabilities	$236,464	$1,878	$26,812	$35	$28,725	$14,121	$—	$279,310
Long-term debt and capital leases, net of current portion	1,597,615	1,000	—	600	1,600	—	—	1,599,215
Long-term debt, due to Mohegan Tribe	—	—	—	—	—	10,000	—	10,000
Relinquishment liability, net of current portion	226,511	—	—	—	—	—	—	226,511
Intercompany payables	—	—	446,321	4,411	450,732	11,669	(462,401)	—
Other long-term liabilities	362	—	—	—	—	—	—	362

Total liabilities	2,060,952	2,878	473,133	5,046	481,057	35,790	(462,401)	2,115,398
Mohegan Tribal Gaming Authority capital	176,171	1,732	147,790	(4,850)	144,672	7,519	(152,507)	175,855
Non-controlling interests	—	—	—	—	—	—	3,830	3,830

Total liabilities and capital	$2,237,123	$4,610	$620,923	$196	$625,729	$43,309	$(611,078)	$2,295,083

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)

	For the Three Months Ended December 31, 2009
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$281,911	$21	$59,881	$—	$59,902	$(1)	$(1)	$341,811
Operating costs and expenses:
Gaming and other operations	177,747	306	45,514	—	45,820	—	(1)	223,566
Advertising, general and administrative	46,983	216	6,724	95	7,035	924	—	54,942
Pre-opening costs and expenses	42	—	—	—	—	—	—	42
Depreciation and amortization	19,420	89	5,922	—	6,011	—	—	25,431

Total operating costs and expenses	244,192	611	58,160	95	58,866	924	(1)	303,981

Income (loss) from operations	37,719	(590)	1,721	(95)	1,036	(925)	—	37,830
Accretion of discount to the relinquishment liability	(3,856)	—	—	—	—	—	—	(3,856)
Interest expense, net of capitalized interest	(15,871)	(9)	(12,154)	(194)	(12,357)	(668)	347	(28,549)
Loss on early extinguishment of debt	(1,584)	—	—	—	—	—	—	(1,584)
Loss on interests in subsidiaries	(11,398)	—	(453)	—	(453)	—	11,851	—
Other income (expense), net	(606)	—	334	—	334	669	(347)	50

Net income (loss)	4,404	(599)	(10,552)	(289)	(11,440)	(924)	11,851	3,891
Loss attributable to non-controlling interests	—	—	42	—	42	—	471	513

Net income (loss) attributable to Mohegan Tribal Gaming Authority	$4,404	$(599)	$(10,510)	$(289)	$(11,398)	$(924)	$12,322	$4,404

	For the Three Months Ended December 31, 2008
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$307,314	$—	$56,723	$—	$56,723	$(3)	$(3)	$364,031
Operating costs and expenses:
Gaming and other operations	204,411	297	44,761	—	45,058	—	(3)	249,466
Advertising, general and administrative	50,376	257	6,961	695	7,913	1,502	—	59,791
Pre-opening costs and expenses	50	—	191	—	191	—	—	241
Depreciation and amortization	20,163	98	6,265	—	6,363	—	—	26,526

Total operating costs and expenses	275,000	652	58,178	695	59,525	1,502	(3)	336,024

Income (loss) from operations	32,314	(652)	(1,455)	(695)	(2,802)	(1,505)	—	28,007
Accretion of discount to the relinquishment liability	(5,106)	—	—	—	—	—	—	(5,106)
Interest expense, net of capitalized interest	(14,978)	(37)	(12,350)	(142)	(12,529)	(462)	304	(27,665)
Loss on interests in subsidiaries	(15,686)	—	(596)	—	(596)	—	16,282	—
Other income (expense), net	(321)	—	7	234	241	740	(304)	356

Net loss	(3,777)	(689)	(14,394)	(603)	(15,686)	(1,227)	16,282	(4,408)
Loss attributable to non-controlling interests	—	—	—	—	—	10	621	631

Net loss attributable to Mohegan Tribal Gaming Authority	$(3,777)	$(689)	$(14,394)	$(603)	$(15,686)	$(1,217)	$16,903	$(3,777)

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31, 2009
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$34,952	$(352)	$9,957	$(91)	$9,514	$(611)	$—	$43,855

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(11,099)	—	(1,290)	—	(1,290)	—	—	(12,389)
Other cash flows provided by (used in) investing activities	7,346	—	620	(91)	529	(398)	(6,980)	497

Net cash flows used in investing activities	(3,753)	—	(670)	(91)	(761)	(398)	(6,980)	(11,892)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	106,000	—	—	—	—	—	—	106,000
Bank Credit Facility repayments—revolving loan	(119,000)	—	—	—	—	—	—	(119,000)
Bank Credit Facility repayments—term loan	(147,000)	—	—	—	—	—	—	(147,000)
Line of Credit borrowings	116,255	—	—	—	—	—	—	116,255
Line of Credit repayments	(120,696)	—	—	—	—	—	—	(120,696)
Proceeds from issuance of long-term debt	192,468	—	—	—	—	—	—	192,468
Principal portion of relinquishment liability payments	(4,795)	—	—	—	—	—	—	(4,795)
Distributions to Tribe	(27,293)	—	—	—	—	—	—	(27,293)
Capitalized debt issuance costs	(8,195)	—	—	—	—	—	—	(8,195)
Other cash flows provided by (used in) financing activities	(933)	381	(7,044)	180	(6,483)	943	6,980	507

Net cash flows provided by (used in) financing activities	(13,189)	381	(7,044)	180	(6,483)	943	6,980	(11,749)

Net increase (decrease) in cash and cash equivalents	18,010	29	2,243	(2)	2,270	(66)	—	20,214
Cash and cash equivalents at beginning of period	45,302	(75)	18,680	196	18,801	561	—	64,664

Cash and cash equivalents at end of period	$63,312	$(46)	$20,923	$194	$21,071	$495	$—	$84,878

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

	For the Three Months Ended December 31, 2008
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly-Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$36,611	$(602)	$6,566	$—	$5,964	$(3,695)	$—	$38,880

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(58,465)	—	(22,027)	—	(22,027)	—	—	(80,492)
Other cash flows provided by (used in) investing activities	(3,611)	—	(1,954)	(402)	(2,356)	(571)	11,974	5,436

Net cash flows used in investing activities	(62,076)	—	(23,981)	(402)	(24,383)	(571)	11,974	(75,056)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	406,000	—	—	—	—	—	—	406,000
Bank Credit Facility repayments—revolving loan	(176,000)	—	—	—	—	—	—	(176,000)
Bank Credit Facility repayments—term loan	(150,750)	—	—	—	—	—	—	(150,750)
Line of Credit borrowings	147,038	—	—	—	—	—	—	147,038
Line of Credit repayments	(149,975)	—	—	—	—	—	—	(149,975)
Principal portion of relinquishment liability payments	(4,912)	—	—	—	—	—	—	(4,912)
Distributions to Tribe	(14,931)	—	—	—	—	—	—	(14,931)
Capitalized debt issuance costs	(9,647)	—	—	—	—	—	—	(9,647)
Other cash flows provided by (used in) financing activities	(3)	601	9,568	430	10,599	2,483	(11,974)	1,105

Net cash flows provided by financing activities	46,820	601	9,568	430	10,599	2,483	(11,974)	47,928

Net increase (decrease) in cash and cash equivalents	21,355	(1)	(7,847)	28	(7,820)	(1,783)	—	11,752
Cash and cash equivalents at beginning of period	54,730	(13)	26,322	172	26,481	1,989	—	83,200

Cash and cash equivalents at end of period	$76,085	$(14)	$18,475	$200	$18,661	$206	$—	$94,952

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

Mohegan Tribal Gaming Authority:

We have reviewed the accompanying condensed consolidated balance sheet of the Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) as of December 31, 2009, and the related condensed consolidated statements of income (loss) and of changes in capital for the three-month periods ended December 31, 2009 and 2008 and the condensed consolidated statement of cash flows for the three-month periods ended December 31, 2009 and 2008. These interim financial statements are the responsibility of the Authority’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 30, 2009, and the related consolidated statements of income, of changes in capital and of cash flows for the year then ended (not presented herein), and in our report dated December 28, 2009 we expressed an unqualified opinion on those consolidated financial statements. As discussed in note 2 to the condensed consolidated financial statements, the Authority changed the way it accounts for non-controlling interests as of October 1, 2009. The accompanying September 30, 2009 condensed consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 12, 2010

NON WHOLLY-OWNED GUARANTOR SUBSIDIARY FINANCIAL STATEMENTS (UNAUDITED)

The Mohegan Tribal Gaming Authority (the “Authority”) is required to provide stand-alone financial statements for its non wholly-owned guarantor subsidiary, Wisconsin Tribal Gaming, LLC (“WTG”), pursuant to Rule 3-10 of Regulation S-X. WTG, along with substantially all of the Authority’s wholly-owned subsidiaries, guarantee certain of its outstanding debt obligations. In Note 8 of the accompanying condensed consolidated financial statements of the Authority, included under Item 1 of this Form 10-Q, the Authority has provided condensed consolidating financial information for WTG and its other subsidiaries that serve as guarantors. Stand-alone financial statements for WTG are as follows:

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

Page Number
Financial Statements

Condensed Balance Sheets as of December 31, 2009 and September 30, 2009 (unaudited)	28

Condensed Statements of Loss for the Three Months Ended December 31, 2009 and 2008 and for the Period from Inception (February 27, 2007) through December 31, 2009 (unaudited)	29

Condensed Statements of Changes in Members’ Equity (Deficit) for the Three Months Ended December 31, 2009 and 2008 and for the Period from Inception (February 27, 2007) through December 31, 2009 (unaudited)	30

Condensed Statements of Cash Flows for the Three Months Ended December 31, 2009 and 2008 and for the Period from Inception (February 27, 2007) through December 31, 2009 (unaudited)	31

Notes to the Condensed Financial Statements (unaudited)	32

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS (UNAUDITED)

	December 31, 2009	September 30, 2009
ASSETS
Cash and cash equivalents	$193,633	$196,050
Option payment advances	90,000	—

Total assets	$283,633	$196,050

LIABILITIES AND MEMBERS’ DEFICIT
Liabilities:
Trade payables and accrued expenses	$36,894	$34,360
Due to member—Mohegan Ventures Wisconsin, LLC	4,785,164	4,411,460
Note Payable to Menominee Kenosha Gaming Authority	600,000	600,000

Total liabilities	5,422,058	5,045,820

Commitments and Contingencies

Members’ deficit:
Deficit accumulated during the development stage	(12,658,711)	(12,370,056)
Member capital—Mohegan Ventures Wisconsin, LLC	6,419,316	6,419,316
Member capital—Mohegan Ventures, LLC	1,100,970	1,100,970

Total members’ deficit	(5,138,425)	(4,849,770)

Total liabilities and members’ deficit	$283,633	$196,050

The accompanying notes are an integral part of these condensed financial statements.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF LOSS (UNAUDITED)

	For the Three Months Ended December 31, 2009	For the Three Months Ended December 31, 2008	For the Period from Inception (February 27, 2007) through December 31, 2009
Operating costs and expenses:
Provision for loss on receivables	$94,088	$694,574	$9,560,433
Amortization of development rights	—	—	3,689,287
Other operating costs and expenses	363	79	2,451

Total operating costs and expenses	94,451	694,653	13,252,171

Loss from operations	(94,451)	(694,653)	(13,252,171)

Other income (expense):
Interest income	—	233,510	1,816,482
Interest expense	(194,204)	(141,624)	(1,223,022)

Total other income (expense)	(194,204)	91,886	593,460

Net loss	$(288,655)	$(602,767)	$(12,658,711)

The accompanying notes are an integral part of these condensed financial statements.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT) (UNAUDITED)

	Mohegan Ventures Wisconsin, LLC	Mohegan Ventures, LLC	Total Members’ Equity (Deficit)
Balances at September 30, 2009	$(4,139,763)	$(710,007)	$(4,849,770)
Net loss	(246,396)	(42,259)	(288,655)

Balances at December 31, 2009	$(4,386,159)	$(752,266)	$(5,138,425)

Balances at September 30, 2008	$(3,044,026)	$(522,078)	$(3,566,104)
Net loss	(514,522)	(88,245)	(602,767)

Balances at December 31, 2008	$(3,558,548)	$(610,323)	$(4,168,871)

Balances at inception (February 27, 2007)	$—	$—	$—
Member capital contributions	6,380,771	1,139,515	7,520,286
Member capital adjustments	38,545	(38,545)	—
Net loss	(335,467)	(57,536)	(393,003)

Balances at September 30, 2007	$6,083,849	$1,043,434	$7,127,283

Net loss	(9,127,875)	(1,565,512)	(10,693,387)

Balances at September 30, 2008	$(3,044,026)	$(522,078)	$(3,566,104)

Net loss	(1,095,737)	(187,929)	(1,283,666)

Balances at September 30, 2009	$(4,139,763)	$(710,007)	$(4,849,770)

Net loss	(246,396)	(42,259)	(288,655)

Balances at December 31, 2009	$(4,386,159)	$(752,266)	$(5,138,425)

The accompanying notes are an integral part of these condensed financial statements.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended December 31, 2009	For the Three Months Ended December 31, 2008	For the Period from Inception (February 27, 2007) through December 31, 2009
Cash flows provided by (used in) operating activities:
Net loss	$(288,655)	$(602,767)	$(12,658,711)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Provision for loss on receivables from Menominee Indian Tribe of Wisconsin	94,088	694,574	9,560,433
Amortization of development rights	—	—	3,689,287
Changes in operating assets and liabilities:
Increase in option payment advances	(90,000)	—	(90,000)
Increase in interest receivables from Menominee Indian Tribe of Wisconsin	—	(233,510)	(1,816,482)
Increase in interest due to member—Mohegan Ventures Wisconsin, LLC	194,204	141,624	1,223,022

Net cash flows used in operating activities	(90,363)	(79)	(92,451)

Cash flows used in investing activities:
Acquisition of Menominee Project development rights and other related assets	—	—	(6,380,771)
Increase in receivables from Menominee Indian Tribe of Wisconsin	(91,554)	(401,764)	(3,276,058)

Net cash flows used in investing activities	(91,554)	(401,764)	(9,656,829)

Cash flows provided by financing activities:
Advances from member—Mohegan Ventures Wisconsin, LLC	179,500	430,056	3,562,142
Member contributions—Mohegan Ventures Wisconsin, LLC	—	—	6,380,771

Net cash flows provided by financing activities	179,500	430,056	9,942,913

Net increase (decrease) in cash and cash equivalents	(2,417)	28,213	193,633
Cash and cash equivalents at beginning of period	196,050	171,787	—

Cash and cash equivalents at end of period	$193,633	$200,000	$193,633

Supplemental disclosure:
Non-cash member contributions—Wisconsin Tribal Gaming, LLC Mohegan Ventures, LLC forgiveness of debt	$—	$—	$1,139,515

Total non-cash member contributions	$—	$—	$1,139,515

The accompanying notes are an integral part of these condensed financial statements.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—FORMATION AND NATURE OF BUSINESS

In March 2007, Wisconsin Tribal Gaming, LLC (“WTG”) was formed to participate in a proposed development of a casino (“Menominee Project”) to be owned by the federally-recognized Menominee Indian Tribe of Wisconsin (“Menominee Tribe”) and to be located in Kenosha, Wisconsin. WTG consists of two members, a wholly-owned subsidiary of Mohegan Tribal Gaming Authority (the “Authority”), Mohegan Ventures Wisconsin, LLC (“MVW”), which holds an 85.4% membership interest in WTG, and a wholly-owned subsidiary of the Mohegan Tribe, Mohegan Ventures, LLC (“MV”), which holds the remaining 14.6% membership interest. The Authority has designated WTG as a restricted subsidiary, and therefore, WTG is a guarantor of the Authority’s debt obligations under its bank credit facility and certain of its note indentures (refer to Note 6).

In March 2007, WTG purchased the development rights for the Menominee Project under a development agreement with the Menominee Tribe and Menominee Kenosha Gaming Authority (“MKGA”), which was executed in October 2003, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC (“KGD”), for consideration of $6,380,771. As a result of the purchase, the Authority and the Mohegan Tribe, through MVW and MV, respectively, will receive development fees payable to WTG of 13.4% of Available Revenue Flow, as defined under the development agreement, which approximates net income from the Menominee Project over a period of seven years following the opening of the casino. Development of the Menominee Project is subject to certain governmental and regulatory approvals, including, but not limited to, the United States Department of the Interior accepting land into trust for the Menominee Tribe’s project site in Kenosha.

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

In January 2008, the U.S. Department of the Interior’s Bureau of Indian Affairs (“BIA”) rejected 11 applications from tribes with existing reservations to take new off-reservation land into trust in connection with gaming projects. While no decision was issued on the Menominee application at that time, the BIA did issue a memorandum addressing its policy on applications for off-reservation gaming projects in January 2008, which stated that the greater the distance between a proposed project and the tribe’s existing reservation, the greater the scrutiny that would be applied to the application, weighing the potential benefits to the tribe against concern for the commuting distance from the existing reservation, among other factors. The Menominee Tribe’s project site in Kenosha is approximately 200 miles from its reservation near Keshena, Wisconsin. In November 2008, the United States Department of the Interior rejected the Menominee Tribe’s request to suspend review of the Menominee Tribe’s application to take off-reservation land into trust in connection with the Menominee Project and a federal court subsequently refused to issue a temporary restraining order to prevent the United States Department of the Interior from taking further action on the application. WTG determined that those actions decreased the probability that the Menominee Tribe will obtain the necessary regulatory approvals in order to proceed with the Menominee Project. As a result of those developments, WTG fully reserved the WTG receivables pertaining to reimbursable development costs and expenses in connection with the Menominee Project and wrote-off the remaining related development rights intangible asset as of September 30, 2008.

In January 2009, the BIA informed the Menominee Tribe of the decision by the United States Secretary of the Interior to decline to take the Menominee Project site in Kenosha into trust for the tribe, based on the

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

January 2008 guidance memorandum. In May 2009, the Menominee Tribe filed a lawsuit against the federal government in United States District Court challenging that rejection. As of December 31, 2009, that lawsuit remains pending and the WTG receivables remain fully reserved.

WTG is considered a development stage company as defined in the authoritative guidance issued by the Financial Accounting Standard Board (“FASB”). Since inception, WTG’s sole purpose has been the development of the proposed casino described above. WTG has incurred losses since inception and has an accumulated deficit of $12,658,711 at December 31, 2009. If WTG incurs additional expenditures in the future in connection with the development of the Menominee Project, such expenditures are funded through capital contributions of MVW and MV. WTG has received a commitment from MVW that it will not demand repayment of any amounts then due and owing prior to October 1, 2010.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period, have been included. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.

The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. In addition, certain amounts in the 2009 condensed financial statements have been reclassified to conform to the 2010 presentation.

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

Option Payment Advances

Option payment advances in the accompanying condensed balance sheets consist of amounts owed by the Menominee Tribe for payments made by WTG to the owners of the Dairyland Greyhound Park (“Dairyland”) in accordance with the option agreement discussed under Note 5. Option payment advances that were outstanding as of December 31, 2009 are expected to be reimbursed in full by the Menominee Tribe in three months or less.

Receivables from the Menominee Indian Tribe of Wisconsin

Receivables from the Menominee Tribe, net of allowances, in the accompanying condensed balance sheets, consist primarily of reimbursable costs and expenses advanced by WTG on behalf of the Menominee Tribe for

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

the Menominee Project. The WTG receivables are payable upon receipt of necessary financing for the development of the proposed casino. As of September 2009, the Authority had fully reserved the WTG receivables, and as of December 31, 2009, the WTG receivables remain fully reserved.

As of December 31, 2009 and September 30, 2009, the reserve for doubtful accounts was $9,586,514 and $9,492,426, respectively. WTG accrues interest on optional advances, as defined under the development agreement, to the Menominee Tribe at a rate of 17% with the ultimate rate to be set upon financing of the project. On July 1, 2009, WTG suspended the accrual of interest income on the optional advances to the Menominee Tribe and will recognize interest income on a cash basis for future periods. As of December 31, 2009 and September 30, 2009, receivables from the Menominee Tribe totaled $9,586,514 and $9,492,426, respectively, including accrued interest of $1,816,481 and $1,816,481, respectively.

Intangible Assets

In March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from KGD. The development rights were determined by management to be an intangible asset with an estimated fair value of $3.7 million. At acquisition, the development rights intangible asset was determined to be amortized on a straight-line basis over its estimated useful life of seven years, which was anticipated to commence upon the opening of the proposed casino. However, during 2008, an impairment charge was recorded to reduce the development rights intangible asset to $0 following the issuance of new guidance in January 2008 from the BIA on its policy for taking off-reservation land into trust for gaming purposes and a related unfavorable decision by the United States Department of the Interior and federal court decision concerning the Menominee Tribe’s application to take off-reservation land into trust in connection with the Menominee Project. While WTG continues to pursue the Menominee Project, it believes these actions and the subsequent rejection of the Menominee Tribe’s application in January 2009 decreased the probability that the Menominee Tribe will obtain the necessary regulatory approvals in order to proceed with the Menominee Project. The $3.7 million loss associated with the write-off is reflected in the accompanying condensed statement of loss for the period from February 27, 2007 (date of inception) to December 31, 2009 under amortization of development rights.

Subsequent Events

WTG has evaluated events subsequent to December 31, 2009 through the issuance of the condensed financial statements on February 12, 2009 and has not identified any events for disclosure.

NOTE 3—MENOMINEE KENOSHA GAMING AUTHORITY NOTE PAYABLE

Upon formation, WTG assumed a note payable in the amount of $600,000. The note payable does not accrue interest until a gaming facility is opened, if not repaid earlier, and the note does not become due until the advances to the Menominee Tribe are repaid. Based on the unfavorable events that took place in connection with the Menominee Project as discussed in Note 1, the estimated fair value of the note payable is $0 compared to a carrying value of $600,000 as of December 31, 2009 and September, 30 2009, respectively.

NOTE 4—DUE TO MOHEGAN VENTURES WISCONSIN, LLC

WTG has recorded a payable of $4,785,164 and $4,411,460 due to MVW at December 31, 2009 and September 30, 2009, respectively, which primarily includes a loan in connection with the funding of development costs incurred for the Menominee Project. WTG accrues interest on its outstanding payables balance to MVW at a rate of 17%, compounded monthly, with the ultimate rate to be set upon financing of the project. Total interest expense charged to WTG from MVW was $194,204, $141,624, and $1,223,022 for the

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

three months ended December 31, 2009 and 2008, and for the period from February 27, 2007 (date of inception) to December 31, 2009, respectively. The outstanding payables balance, including accrued interest, is due on demand; however, WTG has received a commitment from MVW that it will not demand repayment of any amounts then due and owing prior to January 1, 2011.

NOTE 5—MATERIAL AGREEMENTS

In November 2006, KGD amended an option agreement (“Option Agreement”) with Dairyland that originally was scheduled to expire on December 31, 2006. The Option Agreement permitted the option period to be extended for up to seventeen additional three month periods, ending March 31, 2011 (“Additional Option Periods”). The Option Agreement was assigned to WTG in connection with the March 2007 purchase (refer to Note 1). Under the Option Agreement, as amended, WTG assumed the right to extend the option for the Dairyland property upon payment to Dairyland of: (1) $100,000, for each of the first five Additional Option Periods, (2) $200,000 payable on the first day of the sixth through ninth Additional Option Periods, (3) $225,000 payable on the first day of the tenth through thirteenth Additional Option Periods, and (4) $250,000 payable on the first day of the fourteenth through seventeenth Additional Option Periods requested by WTG. Such options payments are nonrefundable unless the facility is purchased, in which case, option payments for periods prior to April 1, 2009 will be fully credited against the purchase price and option payments for periods on or after April 1, 2009 will be partially credited against the purchase price. In June 2009, the Option Agreement was amended a second time to allow for extension and payment of the option fee on a monthly basis. Since WTG has already made all required pre-financing advances for the project under the development agreement, WTG and the Menominee Tribe have made separate arrangements regarding the reimbursement from the Menominee Tribe to WTG for all or one-half of the option payments made in 2009 as optional advances by WTG. The Menominee Tribe fully reimbursed WTG for the January 2009 and April 2009 quarterly option payments and has reimbursed or prefunded one-half of the monthly option payments for the months of July, August, September and October 2009. Option payment amounts not reimbursed are recorded as receivables from the Menominee Tribe, to be reimbursed upon financing of the project. In November 2009, the Option Agreement was amended a third time and the option payments were adjusted, subject to various conditions. Pursuant to that third amendment, WTG made payments, on behalf of the Menominee Tribe, to Dairyland in November and December 2009 in the amount of $90,000 and received reimbursements of $65,000 for such advances in January 2010. WTG expects to be reimbursed for the balance of these advances by the Menominee Tribe in three months or less subsequent to December 31, 2009. Option payments made on behalf of the Menominee Tribe were recorded as option payment advances in the accompanying condensed balance sheet as of December 31, 2009. Furthermore, WTG consented to the cessation of operations at Dairyland Greyhound Park, and the current owners ceased active operations and closed the kennels at the facility in January 2010.

NOTE 6—COMMITMENTS AND CONTINGENCIES

As of December 31, 2009, WTG has provided a full and unconditional guarantee of certain debt issued by the Authority, including the Authority’s $250.0 million 2005 6 1/8% senior notes due 2013, $250.0 million 2002 8% senior subordinated notes due 2012, $225.0 million 2004 7 1 /8% senior subordinated notes due 2014, $150.0 million 2005 6 7/8% senior subordinated notes due 2015, and $200.0 million 11 1/2% second lien senior secured notes due 2017, as well as the Authority’s $675.0 million bank credit facility. Based on the current financial condition of the Authority, WTG considers the likelihood of it incurring a liability resulting from the guarantee to be remote. The total amount of the Authority’s debt guaranteed by WTG is $1.6 billion and $1.6 billion as of December 31, 2009 and September 30, 2009, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, those relating to the following:

•	the financial performance of Mohegan Sun and Mohegan Sun at Pocono Downs and the Pennsylvania off-track wagering facilities;

•	the local, regional, national or global economic climate, including the economic recession, which has affected our revenues and earnings;

•	increased competition, including the legalization or expansion of gaming in New England, New York, New Jersey or Pennsylvania;

•	our suspension of the hotel, retail and new parking garage elements of Project Horizon;

•	our leverage and ability to meet our debt service obligations and maintain compliance with financial debt covenants;

•	the continued availability of financing;

•	our dependence on existing management;

•	our ability to integrate new amenities from our Project Horizon expansion into Mohegan Sun’s current operations and manage the expanded resort;

•	our ability to integrate and operate new amenities from our Project Sunrise expansion and the planned addition of table games at Mohegan Sun at Pocono Downs;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations, including the limitation, denial or suspension of licenses required under gaming laws and regulations;

•	changes in applicable laws pertaining to the service of alcohol, smoking or other amenities offered at Mohegan Sun and Mohegan Sun at Pocono Downs;

•	our ability to implement successfully our diversification strategy; and

•	an act of terrorism on the United States.

Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes beginning on page 3 of this Quarterly Report on Form 10-Q.

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally-recognized Indian tribe with an approximately 507-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or the IGRA, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., or Downs Racing, we also own and operate Mohegan Sun at Pocono Downs, a gaming and entertainment facility offering slot machines and harness racing situated on a 400-acre site in Plains Township, Pennsylvania, and several off-track wagering facilities, or OTW, located elsewhere in Pennsylvania, collectively the Pennsylvania entities. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

Mohegan Sun

In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 185-acre site on the Tribe’s reservation overlooking the Thames River with direct access from Interstate 395 and Connecticut Route 2A. Mohegan Sun is approximately 125 miles from New York City, New York and approximately 100 miles from Boston, Massachusetts. In 2002, we completed a major expansion of Mohegan Sun known as Project Sunburst, which included increased gaming, restaurant and retail space, an entertainment arena, an approximately 1,200-room luxury Sky Hotel Tower and approximately 100,000 square feet of convention space. In 2007 and 2008, we completed the Sunrise Square and Casino of the Wind components of Project Horizon, respectively.

Mohegan Sun operates in an approximately 3.1 million square-foot facility, which includes the following:

Casino of the Earth

As of December 31, 2009, Casino of the Earth had approximately 188,000 square feet of gaming space and offered:

•	approximately 3,700 slot machines and 190 table games (including blackjack, roulette, craps and baccarat);

•

food and beverage amenities, including: Birches Bar & Grill, an approximately 200-seat full-service restaurant, three full-service themed fine dining restaurants, with a fourth area featuring cuisine from all three adjacent restaurant themes, a 630-seat buffet, a Hong Kong-style food outlet offering authentic Southeast Asian cuisine, an 87-seat Bobby Flay’s Bobby’s Burger Palace and multiple service bars, all operated by us, as well as Frank Pepe Pizzeria Napoletana, operated by a third-party, and the recently opened Fidelia’s Market, a 123-seat multi-station food court, operated by us and third parties, for a total seating of approximately 2,000;

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

Casino of the Sky

As of December 31, 2009, Casino of the Sky had approximately 119,000 square feet of gaming space and offered:

•	approximately 2,300 slot machines and 110 table games (including blackjack, roulette and craps);

•

food and beverage amenities, including: two full-service restaurants (Todd English’s Tuscany and Bobby Flay’s Bar Americain), a 24-hour coffee shop, a 330-seat buffet and five lounges and bars, all operated by us, as well as five full-service restaurants, three quick-service restaurants and a multi-station food court, operated by third parties, for a total seating of approximately 2,900;

•	Mohegan After Dark, consisting of Ultra 88, a nightclub, Lucky’s Lounge and Dubliner, an Irish pub, all operated by a third-party;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	The Shops at Mohegan Sun containing 32 retail shops, seven of which we own;

•	an approximately 1,200-room luxury Sky Hotel Tower with a private high-limit table games suite;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.

Casino of the Wind

As of December 31, 2009, Casino of the Wind had approximately 45,000 square feet of gaming space and offered:

•	approximately 700 slot machines, 30 table games (including blackjack, roulette and craps) and a 42-table themed poker room; and

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

Project Horizon

Project Horizon, Mohegan Sun’s second major expansion, was initially planned to include four major components: Sunrise Square, Casino of the Wind, Property Infrastructure, including a new parking garage, additional surface parking lots, site development and road improvements, and the Earth Expansion, including a new hotel and related retail areas, as well as improvements to the existing Winter Parking Garage and Winter Entrance. As of December 31, 2009, Sunrise Square, Casino of the Wind and the Winter Parking Garage and infrastructure improvements were completed.

In September 2008, we announced the suspension of the hotel, retail and new parking garage elements of Project Horizon due to a slowdown in business volumes and uncertainties in the financial markets resulting from the national economic recession.

The Winter Entrance of the Earth Expansion, which connects the Winter Parking Garage to Casino of the Earth, opened in July 2009. The renovated Winter Entrance incorporates new food and beverage facilities, including: Bobby Flay’s Bobby’s Burger Palace, Frank Pepe Pizzeria Napoletana and Fidelia’s Market, a quick-serve dining area featuring Jasper White’s Summer Shack Express, Woodland Wok and Chief’s Bagels, Subs & Sweets. Additionally, Bobby Flay’s Bar American and The Original SoupMan were opened in November 2009. Bobby Flay’s Bar Americain is located in the area previously occupied by Fidelia’s Restaurant. The Original SoupMan is located in Fidelia’s Market.

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

Mohegan Sun at Pocono Downs

Through Downs Racing, we own and operate a slot machine and harness racing facility known as Mohegan Sun at Pocono Downs situated on a 400-acre site in Plains Township, Pennsylvania, and OTWs located in Carbondale, East Stroudsburg, Hazleton and Lehigh Valley, Pennsylvania. In November 2006, Mohegan Sun at Pocono Downs became the first location to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of its gaming and entertainment facility opened. In July 2008, we completed a major expansion of Mohegan Sun at Pocono Downs known as Project Sunrise, which included increased gaming, restaurant and retail space.

Mohegan Sun at Pocono Downs operates in an approximately 400,000 square-foot facility, including the grandstand, which includes the following:

•	approximately 2,500 slot machines and electronic table games;

•

food and beverage amenities, including: Ruth’s Chris Steakhouse, Rustic Kitchen Bistro and Bar, which features dining and a live cooking show, Bar Louie, a casual bar and restaurant, Timbers Buffet, a 300-seat Mohegan Indian cultural heritage themed buffet, and a food court, including: Johnny Rockets, Hot Dog Hall of Fame, Puck Express by Wolfgang Puck and Ben & Jerry’s Ice Cream, for a total seating of approximately 1,800;

•

retail amenities, including: Brookstone, Marshall Rousso women’s couture, Misura men’s fine apparel boutique, Crossing Vineyards Wine and Cheese Shop, and MOGO, the Mohegan Sun at Pocono Downs logo store; and

•	three bars/lounges: Sunburst Bar, featured in the center of the gaming floor, Breakers Night Club and Pearl Sushi Bar.

Introduction of Table Games

On January 7, 2010, the Governor of the Commonwealth of Pennsylvania signed into law a bill that significantly amends the Pennsylvania Race Horse Development and Gaming Act. Among other changes, the new law allows licensed slot machine operators in the Commonwealth of Pennsylvania to operate table games, including poker, subject to approval by the Pennsylvania Gaming Control Board, or the PGCB, and payment of a one-time, non-refundable, table games authorization fee. For Category One slot machine licensees, such as Downs Racing, the one-time table games authorization fee is $16.5 million, if paid prior to June 1, 2010, or $24.8 million, if paid thereafter. We intend to pay the table games authorization fee prior to June 1, 2010. Pursuant to the new law, during the initial two years of operation, table games revenues will be taxed at a rate of 14%, plus 2% in local share assessments. Following the initial two years of operation, the tax rate on table games revenues will be reduced to 12%, plus the 2% local share assessments. On January 22, 2010, Downs Racing filed its petition with the PGCB for a certificate to operate table games. The PGCB is required to either approve or deny the petition within 60 days of receipt. The PGCB has scheduled a public input hearing regarding the petition on February 24, 2010 in Plains Township, Pennsylvania.

If Downs Racing’s petition to operate table games is approved, we plan to renovate the existing Mohegan Sun at Pocono Downs facility to accommodate the operation of approximately 80 table games. Total costs for this renovation are forecast to be approximately $17.9 million, inclusive of $2.0 million in pre-opening costs and expenses. The renovation costs will include the relocation of approximately 300 slot machines to a new gaming area, the addition of table games, including poker, blackjack, roulette and craps in the vacated slot area, the renovation of the lower-level of the racing grandstand to accommodate the addition of poker and slots, the recruitment and training of approximately 500 new employees and the acquisition of all other requisite gaming equipment to support the renovation. Total project costs, including the one-time table games authorization fee and pre-opening costs and expenses, are forecast to be approximately $34.4 million. We anticipate opening the renovated gaming areas during the fourth quarter of fiscal 2010.

Market and Competition from Other Gaming Operations

Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in Connecticut, Foxwoods Resort Casino, including the MGM Grand at Foxwoods, collectively Foxwoods, owned by the Mashantucket Pequot Tribe, or the MPT. We also currently face competition from casinos in Atlantic City, New Jersey and several casinos and gaming facilities located on Indian tribal lands in the State of New York and Video Lottery Terminal, or VLT, facilities in the states of New York and Rhode Island, as well as potential competition from prospective gaming projects announced by other Indian tribes and the expansion of state-licensed gaming in the Northeastern United States. Additionally, we face existing and future competition in and from the Northeastern Pennsylvania gaming market, both in the immediate market for Mohegan Sun at Pocono Downs, and for Mohegan Sun, in marketing to and attracting patrons from the New York City metropolitan region. Please refer to “Part I. Item 1. Business—Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for further details regarding our current and projected competition from other gaming operations.

The following is a summary of developments that have occurred since September 30, 2009:

In November 2009, according to published reports, the MPT made a partial interest payment of $14.2 million on a series of $500.0 million notes due in 2015, in lieu of the required semi-annual interest payment of $21.3 million. Also, it has been reported that effective December 16, 2009, following a grace period, the MPT’s failure to make the full interest payment constituted a default under those notes. In January 2010, the MPT announced an extension of a forbearance agreement with lenders under a $700.0 million bank credit facility, which matures in June 2010. The forbearance agreement reportedly was extended to April 30, 2010. In January 2010, table games dealers at Foxwoods voted to ratify an agreement between the United Auto Workers Local 2121 and Foxwoods, which reportedly provides scheduled pay increases for two years, offers job protections and governs certain working conditions for approximately 2,500 table games dealers at Foxwoods.

In January 2010, the Governor and legislative leaders of New York announced the choice of Aqueduct Entertainment Group to build and operate a VLT facility at Aqueduct Raceway in Queens with up to 4,500 VLTs and an expected 300-room hotel. It has been reported that, among other conditions, Aqueduct Entertainment

Group is required to pay an upfront licensing fee of $300.0 million. The St. Regis Mohawk Tribe held separate referenda in November 2009 and January 2010, with the latter calling for the tribe to continue its 15-year pursuit of a casino in the Catskills Region.

In the Commonwealth of Massachusetts, it has been reported that new legislation to permit state licensed gaming at multiple locations is expected to be introduced and hearings are expected to continue in the winter and spring of 2010. In addition, the Mashpee Wampanoag Tribe continues to pursue the establishment of its initial reservation in Mashpee and Middleboro, as well as a large gaming facility in Middleboro, but also has recently expressed interest in other locations, including Fall River. The Aquinnah Wampanoag Tribe, based on Martha’s Vineyard, has indicated renewed interest in pursuing a state gaming license in the Commonwealth of Massachusetts and also is reportedly considering the Fall River area.

In January 2010, the Governor of the Commonwealth of Pennsylvania signed into law a bill that significantly amends the Pennsylvania Race Horse Development and Gaming Act. Among other changes, the new law allows licensed slot machine operators in the Commonwealth of Pennsylvania to operate table games, including poker, subject to approval by the PGCB, and payment of a one-time, non-refundable, table games authorization fee. Category One and Two slot operators may apply for a certificate to operate up to 250 table games, while Category Three slot operators may apply to operate up to 50 table games. The introduction of table games operation in the Commonwealth of Pennsylvania is expected to impact the Northeastern Pennsylvania gaming market, as well as the New England gaming market. Sands Casino Resort Bethlehem has announced plans to add between 80 and 100 table games and stated that the new law may prompt the resumption of its previously stalled hotel, retail and convention center construction.

In New Jersey, MGM Mirage, Inc., part owner of the Borgata Hotel and Casino complex and investor in the stalled MGM Grand Atlantic City project, is reportedly considering selling its investments in New Jersey amidst a licensing dispute. It has been reported that Morgan Stanley has taken over the $2.0 billion Revel Entertainment casino project and is seeking up to $260.0 million in state tax incentives in order to complete construction. In February 2010, Pinnacle Entertainment, Inc. announced its desire to sell its assets in Atlantic City and abandon construction of a planned resort at the site of the demolished Sands Casino Hotel.

In January 2010, Delaware passed legislation approving the operation of table games at the state’s three existing gaming facilities. According to published reports, these facilities are expected to introduce table games during 2010.

Explanation of Key Financial Statement Captions

There have been no material changes from the explanation of key financial statement captions previously disclosed in our Form 10-K for the fiscal year ended September 30, 2009.

Results of Operations

Summary Operating Results

As of December 31, 2009, we own and operate Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club in Connecticut, collectively the Connecticut entities, and the Pennsylvania entities. All of our revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut entities and the Pennsylvania entities on a separate basis. We, therefore, believe that we have two separate reportable segments due to the differing nature of their operations: (1) Mohegan Sun, which comprises the operations of the Connecticut entities, and (2) Mohegan Sun at Pocono Downs, which comprises the operations of the Pennsylvania entities.

The following table summarizes our results from operations on a property basis (in thousands, except where noted):

	For the Three Months Ended December 31,
	2009	2008	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$282,091	$307,483	$(25,392)	(8.3)%
Mohegan Sun at Pocono Downs	59,720	56,548	3,172	5.6%

Total	$341,811	$364,031	$(22,220)	(6.1)%

Income (loss) from operations:
Mohegan Sun	$39,922	$34,047	$5,875	17.3%
Mohegan Sun at Pocono Downs	2,257	(1,010)	3,267	323.5%
Corporate expenses	(4,349)	(5,030)	681	13.5%

Total	$37,830	$28,007	$9,823	35.1%
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$4,404	$(3,777)	$8,181	216.6%

Operating margin:
Mohegan Sun	14.2%	11.1%	3.1%	27.9%
Mohegan Sun at Pocono Downs	3.8%	(1.8)%	5.6%	311.1%
Total	11.1%	7.7%	3.4%	44.2%

The most significant factors and trends that we believe impacted our financial performance were as follows:

•	the national economic recession and the related reduction in consumer discretionary spending;

•	the continued execution of a company-wide cost containment program, which positively impacted operating costs and expenses at Mohegan Sun and Mohegan Sun at Pocono Downs;

•	the strengthened awareness of the Mohegan Sun brand in the Northeastern Pennsylvania gaming market, which resulted in higher slot revenues at Mohegan Sun at Pocono Downs;

•

increased promotional offerings in the Northeast gaming market from gaming facilities at Empire City in Yonkers, New York, Foxwoods in Mashantucket, Connecticut, and Twin River in Lincoln, Rhode Island, which resulted in lower slot revenues at Mohegan Sun;

•

increased competition in the Northeastern Pennsylvania gaming market following the May 2009 opening of Sands Casino Resort Bethlehem, or Sands Bethlehem, which impacted slot revenue growth at Mohegan Sun at Pocono Downs;

•	increased promotional room rates offered to gaming patrons, designed to maintain hotel occupancy levels to augment gaming and non-gaming revenues at Mohegan Sun; and

•	a $1.6 million charge associated with the early extinguishment of our $147.0 million term loan under our bank credit facility.

Net revenues for the three months ended December 31, 2009 compared to the same period in the prior year decreased as a result of declines in both gaming and non-gaming revenues at Mohegan Sun, partially offset by increased slot revenues at Mohegan Sun at Pocono Downs.

Income from operations for the three months ended December 31, 2009 compared to the same period in the prior year increased primarily as a result of lower operating costs and expenses at Mohegan Sun reflecting the continued execution of the cost containment program implemented during the second quarter of fiscal 2009 and the growth in net revenues at Mohegan Sun at Pocono Downs. These results were partially offset by the decline in net revenues at Mohegan Sun.

Net income attributable to the Authority for the three months ended December 31, 2009 compared to the same period in the prior year increased primarily due to the increase in income from operations, partially offset by the loss associated with the early extinguishment of the term loan under our bank credit facility and higher interest expense.

Mohegan Sun

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2009	2008	Variance	Percentage Variance
Gaming	$252,994	$272,945	$(19,951)	(7.3)%
Food and beverage	19,398	20,313	(915)	(4.5)%
Hotel	9,542	10,842	(1,300)	(12.0)%
Retail, entertainment and other	26,109	32,388	(6,279)	(19.4)%

Total	$308,043	$336,488	$(28,445)	(8.5)%

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended December 31,
	2009	2008
Gaming	82.1%	81.1%
Food and beverage	6.3%	6.0%
Hotel	3.1%	3.2%
Retail, entertainment and other	8.5%	9.7%

Total	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2009	2008	Variance	Percentage Variance
Slot handle	$2,198,497	$2,304,211	$(105,714)	(4.6)%
Gross slot revenues	$179,590	$195,335	$(15,745)	(8.1)%
Net slot revenues	$172,930	$188,095	$(15,165)	(8.1)%
Free promotional slot plays (1)	$11,374	$5,141	$6,233	121.2%
Weighted average number of slot machines (in units)	6,719	6,743	(24)	(0.4)%
Gross slot hold percentage	8.2%	8.5%	(0.3)%	(3.5)%
Gross slot win per unit per day (in dollars)	$291	$315	$(24)	(7.6)%
Table games drop	$522,104	$580,631	$(58,527)	(10.1)%
Table games revenues	$75,132	$79,686	$(4,554)	(5.7)%
Weighted average number of table games (in units)	322	329	(7)	(2.1)%
Table games hold percentage (2)	14.4%	13.7%	0.7%	5.1%
Table games win per unit per day (in dollars)	$2,540	$2,635	$(95)	(3.6)%
Poker revenues	$2,941	$2,826	$115	4.1%
Weighted average number of poker tables (in units)	42	42	—	—
Poker revenue per unit per day (in dollars)	$761	$731	$30	4.1%

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.
(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

The following table presents slot data related to Mohegan Sun’s market area (in thousands, except where noted):

	For the Three Months Ended December 31,
	2009	2008	Variance	Percentage Variance
Northeast gaming market (1) (2):
Gross slot revenues	$591,970	$592,168	$(198)	0.0%
Mohegan Sun slot win market share	32.3%	33.8%	(1.5)%	(4.4)%
Mohegan Sun slot win efficiency	122.8%	133.5%	(10.7)%	(8.0)%
Connecticut gaming market (3):
Gross slot revenues	$332,652	$351,806	$(19,154)	(5.4)%
Free promotional slot plays (4)	$22,801	$21,174	1,627	7.7%
Mohegan Sun slot win market share	54.0%	55.5%	(1.5)%	(2.7)%
Mohegan Sun slot win efficiency	113.7%	123.6%	(9.9)%	(8.0)%

(1)	Northeast gaming market consists of Mohegan Sun, Foxwoods, Twin River, Newport Grand and Empire City.
(2)	Includes free promotional slot plays.
(3)	Connecticut gaming market consists of Mohegan Sun and Foxwoods.
(4)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

Gaming revenues for the three months ended December 31, 2009 compared to the same period in the prior year decreased due to declines in both slot and table games revenues. The decline in slot revenues was primarily attributable to lower slot handle, likely resulting from reduced consumer discretionary spending on activities such as gaming, leisure and hospitality caused by the national economic recession. During the three months ended December 31, 2009, the number of Mohegan Sun’s rated slot player trips increased 3.4%, while spending per rated slot player decreased 5.7% compared to the same period in the prior year. Increased promotional offerings by competitors also may have contributed to the decrease in slot revenues, as well as the decline in our slot win efficiency in the Northeast gaming market. Our slot win efficiency in the Connecticut gaming market declined primarily as a result of a reduction in Foxwoods’ weighted average number of slot machines during the period. The decline in table games revenues for the three months ended December 31, 2009 compared to the same period in the prior year resulted from lower table games drop, particularly, high-limit table games play, partially offset by improved table games hold percentage. During the three months ended December 31, 2009, the number of Mohegan Sun’s rated table games patron trips remained stable, while spending per rated table games patron decreased 24.6% compared to the same period in the prior year, reflecting the decline in high-limit table games play, as well as the overall reduction in consumer spending likely caused by the national economic recession.

The following table presents data related to food and beverage operations:

	For the Three Months Ended December 31,
	2009	2008	Variance	Percentage Variance
Meals served	1,027,976	1,072,820	(44,844)	(4.2)%
Average price per meal served	$15.45	$15.55	$(0.10)	(0.6)%

Food and beverage revenues for the three months ended December 31, 2009 compared to the same period in the prior year decreased primarily due to a $794,000 decline in food revenues, resulting from the reduction in the number of meals served at Mohegan Sun-owned food outlets. The decreased number of meals served reflects, in part, a reduction in restaurant seating capacity resulting from the closure of Fidelia’s Restaurant, which was replaced by Bobby Flay’s Bar Americain in November 2009. Food and beverage revenues also were negatively impacted by the July 2009 opening of Frank Pepe Pizzeria Napoletana, a third-party restaurant in the renovated Winter Entrance, which resulted in decreased patron visitation at Mohegan Sun-owned food outlets.

The following table presents data related to hotel operations:

	For the Three Months Ended December 31,
	2009	2008	Variance	Percentage Variance
Rooms occupied	101,100	103,400	(2,300)	(2.2)%
Average daily room rate (ADR)	$91	$94	$(3)	(3.2)%
Occupancy rate	93.5%	95.6%	(2.1)%	(2.2)%
Revenue per available room (REVPAR)	$85	$90	$(5)	(5.6)%

Hotel revenues for the three months ended December 31, 2009 compared to the same period in the prior year declined primarily as a result of lower room rates offered to gaming patrons due to extremely competitive room offers from Foxwoods and the Atlantic City gaming market, partially offset by a 17.3% increase in group rooms occupied during the period.

The following table presents data related to entertainment operations:

	For the Three Months Ended December 31,
	2009	2008	Variance	Percentage Variance
Arena events	30	31	(1)	(3.2)%
Arena tickets sold	180,096	190,497	(10,401)	(5.5)%
Average price per Arena ticket sold	$56	$78	$(22)	(28.2)%

Retail, entertainment and other revenues for the three months ended December 31, 2009 compared to the same period in the prior year decreased primarily due to declines in entertainment revenues of $5.2 million and retail revenues of $1.3 million. The decline in entertainment revenues resulted from the decrease in the average price per ticket due to fewer scheduled headliner shows at the Mohegan Sun Arena. The decline in retail revenues reflects lower Player’s Club point redemptions by patrons during the period.

Promotional Allowances

The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2009	2008	Variance	Percentage Variance
Food and beverage	$9,066	$9,457	$(391)	(4.1)%
Hotel	3,478	4,094	(616)	(15.0)%
Retail, entertainment and other	13,408	15,454	(2,046)	(13.2)%

Total	$25,952	$29,005	$(3,053)	(10.5)%

The estimated cost of providing promotional allowances was included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Three Months Ended December 31,
	2009	2008	Variance	Percentage Variance
Food and beverage	$9,678	$10,030	$(352)	(3.5)%
Hotel	2,038	2,301	(263)	(11.4)%
Retail, entertainment and other	11,482	12,830	(1,348)	(10.5)%

Total	$23,198	$25,161	$(1,963)	(7.8)%

Promotional allowances for the three months ended December 31, 2009 compared to the same period in the prior year declined as a result of lower redemptions under the Player’s Club program commensurate with the declines in business volumes.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2009	2008	Variance	Percentage Variance
Gaming	$157,204	$178,840	$(21,636)	(12.1)%
Food and beverage	9,683	10,009	(326)	(3.3)%
Hotel	3,610	3,763	(153)	(4.1)%
Retail, entertainment and other	7,704	12,275	(4,571)	(37.2)%
Advertising, general and administrative	44,315	48,139	(3,824)	(7.9)%
Pre-opening costs and expenses	42	50	(8)	(16.0)%
Depreciation and amortization	19,611	20,360	(749)	(3.7)%

Total	$242,169	$273,436	$(31,267)	(11.4)%

Gaming costs and expenses for the three months ended December 31, 2009 compared to the same period in the prior year decreased primarily due to the continued execution of our cost containment program, which resulted in reductions in payroll costs and casino marketing and promotional expenditures, and reduced Slot Win Contribution payments commensurate with the decline in slot revenues. Lower redemption costs due to decreased utilization of Player’s Club points at third-party outlets, as well as decreased non-gaming complimentaries redeemed by casino patrons at Mohegan Sun-owned outlets, also contributed to the decrease in gaming costs and expenses. Expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaled $45.3 million and $50.1 million for the three months ended December 31, 2009 and 2008, respectively. Gaming costs and expenses as a percentage of gaming revenues was 62.1% for the three months ended December 31, 2009 compared to 65.5% for the same period in the prior fiscal year.

Food and beverage costs and expenses for the three months ended December 31, 2009 compared to the same period in the prior year declined primarily due to reduced payroll costs resulting from our cost containment efforts. Lower cost of goods sold as a result of the reduction in the number of meals served also contributed to the decrease in food and beverage costs and expenses. The decline in food and beverage costs and expenses was partially offset by decreased use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses.

Hotel costs and expenses for the three months ended December 31, 2009 compared to the same period in the prior year decreased primarily as a result of our cost containment efforts. The decline in hotel costs and expenses was partially offset by decreased use of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses.

Retail, entertainment and other costs and expenses for the three months ended December 31, 2009 compared to the same period in the prior year declined primarily due to a significant reduction in direct entertainment costs resulting from fewer scheduled headliner shows at the Mohegan Sun Arena. Lower cost of goods sold as a result of reduced patronage at Mohegan Sun-owned retail outlets also contributed to the decrease in retail, entertainment and other costs and expenses. The decline in retail, entertainment and other costs and expenses was partially offset by decreased use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses.

Advertising, general and administrative costs and expenses for the three months ended December 31, 2009 compared to the same period in the prior year decreased primarily as a result of our cost containment program, which resulted in significant reductions in certain costs and expenses such as payroll and advertising costs and professional and consulting expenditures. The cost containment program also resulted in reductions in most other general and administrative costs and expenses necessary to support Mohegan Sun operations.

Mohegan Sun at Pocono Downs

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2009	2008	Variance	Percentage Variance
Gaming	$56,845	$53,745	$3,100	5.8%
Food and beverage	3,917	3,575	342	9.6%
Retail and other	1,329	1,283	46	3.6%

Total	$62,091	$58,603	$3,488	6.0%

The following table summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Three Months Ended December 31,
	2009	2008
Gaming	91.6%	91.7%
Food and beverage	6.3%	6.1%
Retail and other	2.1%	2.2%

Total	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2009	2008	Variance	Percentage Variance
Slot handle	$677,763	$582,551	$95,212	16.3%
Gross slot revenues	$52,551	$49,351	$3,200	6.5%
Net slot revenues	$52,521	$49,294	$3,227	6.5%
Free promotional slot plays (1)	$9,549	$4,512	$5,037	111.6%
Weighted average number of slot machines (in units)	2,466	2,479	(13)	(0.5)%
Gross slot hold percentage	7.8%	8.5%	(0.7)%	(8.2)%
Gross slot win per unit per day (in dollars)	$232	$216	$16	7.4%

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

The following table presents slot data related to Mohegan Sun at Pocono Downs’ market area (in thousands, except where noted):

	For the Three Months Ended December 31,
	2009	2008	Variance	Percentage Variance
Northeastern Pennsylvania gaming market (1):
Gross slot revenues	$140,175	$91,515	$48,660	53.2%
Free promotional slot plays (2)	$36,792	$12,849	$23,943	186.3%
Mohegan Sun at Pocono Downs slot win market share	37.5%	53.9%	(16.4)%	(30.4)%
Mohegan Sun at Pocono Downs slot win efficiency	119.9%	108.7%	11.2%	10.3%

(1)	Northeastern Pennsylvania gaming market consists of Mohegan Sun at Pocono Downs, Mount Airy Resort Casino and Sands Casino Resort Bethlehem, which opened on May 20, 2009.
(2)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

Gaming revenues for the three months ended December 31, 2009 compared to the same period in the prior year increased primarily due to the strengthened awareness of the Mohegan Sun brand in the Northeastern Pennsylvania gaming market and the success of our targeted direct mail promotional programs. We believe gaming revenues likely were negatively impacted by new competition following the May 2009 opening of Sands Bethlehem, in Bethlehem, Pennsylvania, located approximately 70 miles from Mohegan Sun at Pocono Downs. The decrease in gross slot hold percentage was primarily attributable to the significant increase in free promotional slot plays provided to Player’s Club members during the period. The increase in our slot win efficiency in the Northeastern Pennsylvania gaming market reflects the opening of Sands Bethlehem, which had a greater impact on Mount Airy Resort Casino compared to Mohegan Sun at Pocono Downs. The decline in our slot win market share in the Northeastern Pennsylvania gaming market was attributable to the opening of Sands Bethlehem, which increased the total number of slot machines in the Northeastern Pennsylvania gaming market.

The following table presents data related to food and beverage operations:

	For the Three Months Ended December 31,
	2009	2008	Variance	Percentage Variance
Meals served	157,472	213,636	(56,164)	(26.3)%
Average price per meal served	$12.16	$9.15	$3.01	32.9%

Food and beverage revenues for the three months ended December 31, 2009 compared to the same period in the prior year increased primarily as a result of an increase in the average price per meal at the 300-seat Timbers Buffet, partially offset by the reduction in the number of meals served. The reduction in the number of meals served reflects a shift in patron visitation from Mohegan Sun at Pocono Downs-owned food outlets to third-party outlets.

Retail and other revenues for the three months ended December 31, 2009 were comparable to retail and other revenues for the same period in the prior year.

Promotional Allowances

The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2009	2008	Variance	Percentage Variance
Food and beverage	$2,133	$1,797	$336	18.7%
Retail	238	258	(20)	(7.8)%

Total	$2,371	$2,055	$316	15.4%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended December 31,
	2009	2008	Variance	Percentage Variance
Food and beverage	$1,945	$1,902	$43	2.3%
Retail	371	469	(98)	(20.9)%

Total	$2,316	$2,371	$(55)	(2.3)%

Promotional allowances for the three months ended December 31, 2009 compared to the same period in the prior year increased due to higher redemptions under the Player’s Club program at food and beverage outlets.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2009	2008	Variance	Percentage Variance
Gaming	$43,614	$42,506	$1,108	2.6%
Food and beverage	1,501	1,717	(216)	(12.6)%
Retail and other	250	356	(106)	(29.8)%
Advertising, general and administrative	6,298	6,643	(345)	(5.2)%
Pre-opening costs and expenses	—	191	(191)	(100.0)%
Depreciation and amortization	5,800	6,145	(345)	(5.6)%

Total	$57,463	$57,558	$(95)	(0.2)%

Gaming costs and expenses for the three months ended December 31, 2009 compared to the same period in the prior year increased primarily as a result of increased Pennsylvania Gaming Tax commensurate with the growth in slot revenues. Gaming costs and expenses for the three months ended December 31, 2009 also reflect the impact of our cost containment efforts. Expenses associated with the Pennsylvania Gaming Tax totaled $30.3 million and $28.7 million for the three months ended December 31, 2009 and 2008, respectively. Gaming costs and expenses as a percentage of gaming revenues was 76.7% for the three months ended December 31, 2009 compared to 79.1% for the same period in the prior year.

Food and beverage costs and expenses for the three months ended December 31, 2009 compared to the same period in the prior year declined primarily due to lower cost of goods sold as a result of the reduction in the number of meals served.

Retail and other costs and expenses for the three months ended December 31, 2009 compared to the same period in the prior year decreased primarily due to lower retail related costs and expenses due to the January 2009 closure of Reflections, the Mohegan Sun at Pocono Downs’ souvenir store.

Advertising, general and administrative costs and expenses for the three months ended December 31, 2009 compared to the same period in the prior year declined primarily due to the continued execution of our cost containment program, which resulted in reductions in payroll costs and advertising expenditures.

Corporate Expenses and Other Income (Expense)

Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2009	2008	Variance	Percentage Variance
Corporate expenses:
Depreciation and amortization	$20	$21	$(1)	(4.8)%
Corporate expenses	4,329	5,009	(680)	(13.6)%

Total Corporate expenses	$4,349	$5,030	$(681)	(13.5)%

Other income (expense):
Accretion of discount to the relinquishment liability (1)	$(3,856)	$(5,106)	$1,250	(24.5)%
Interest income (2)	732	989	(257)	(26.0)%
Interest expense, net of capitalized interest	(28,549)	(27,665)	(884)	3.2%
Loss on early extinguishment of debt (3)	(1,584)	—	(1,584)	100.0%
Write-off of debt issuance costs (4)	(338)	—	(338)	100.0%
Other expense, net (5)	(344)	(633)	289	(45.7)%

Total other expense	$(33,939)	$(32,415)	$(1,524)	4.7%

(1)	Reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.
(2)	Primarily represents interest earned on long-term receivables.
(3)	Represents the loss (unamortized debt issuance costs) associated with the early extinguishment of our then existing $147.0 million term loan under our bank credit facility on October 26, 2009.
(4)	Represents the unamortized debt issuance costs written-off upon the amendment of our bank credit facility on October 26, 2009.
(5)	Includes severance and asset write-off related charges in connection with the suspension of Project Horizon totaling $325,000 and $586,000 for the three months ended December 31, 2009 and 2008, respectively.

Total Corporate costs and expenses for the three months ended December 31, 2009 compared to the same period in the prior year decreased primarily as a result of reduced spending on gaming diversification efforts.

Interest expense, net of capitalized interest, for the three months ended December 31, 2009 compared to the same period in the prior year increased primarily due to higher weighted average outstanding debt and lower capitalized interest, partially offset by decreased weighted average interest rate. The weighted average outstanding debt was $1.67 billion for the three months ended December 31, 2009 compared to $1.63 billion for the three months ended December 31, 2008. Capitalized interest was $21,000 for the three months ended December 31, 2009 compared to $668,000 for the three months ended December 31, 2008. The increase in weighted average outstanding debt was due to additional borrowings on the bank credit facility to fund capital expenditures for Project Horizon. The weighted average interest rate was 6.8% for the three months ended December 31, 2009 compared to 6.9% for the three months ended December 31, 2008.

Seasonality

The gaming industry in the Northeast gaming market is seasonal in nature, with the peak gaming activity often occurring at Mohegan Sun between the months of May and August. Additionally, live harness racing activity at Mohegan Sun at Pocono Downs is seasonal, with the racing season commencing in late March/early April and usually ending in the fall. The overall Northeastern Pennsylvania gaming market also is seasonal in nature. Accordingly, the results of operations for the three months ended December 31, 2009 are not necessarily indicative of the operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Spending

Our cash flows consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2009	2008	Variance	Percentage Variance
Net cash provided by operating activities	$43,855	$38,880	$4,975	12.8%
Net cash used in investing activities	(11,892)	(75,056)	63,164	(84.2)%
Net cash provided by (used in) financing activities	(11,749)	47,928	(59,677)	(124.5)%

Net increase in cash and cash equivalents	$20,214	$11,752	$8,462	72.0%

As of December 31, 2009 and September 30, 2009, we held cash and cash equivalents of $84.9 million and $64.7 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts and relinquishment liability reassessments. The increase in cash provided by operating activities for the three months ended December 31, 2009 compared to the same period in the prior year was primarily attributable to increased operating income after adjustments for non-cash items and lower working capital requirements.

Operating activities are a significant source of our cash flows. We use our cash flows provided by operating activities primarily to meet our working capital requirements, provide funding for our maintenance and development capital expenditures, reduce our debt, provide distributions to the Tribe, provide payments under the relinquishment agreement, and, from time to time, make investments. There are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

•	the national economic recession, which has resulted in reduced spending on discretionary items such as gaming activities and could result in further reduced spending;

•	increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey or Pennsylvania);

•	unfavorable weather conditions;

•	changes in applicable laws or policies regarding smoking or alcohol service at Mohegan Sun and Mohegan Sun at Pocono Downs;

•	an infrastructure or transportation disruption, such as the closure of a major highway near Mohegan Sun or Mohegan Sun at Pocono Downs, for an extended period of time; and

•	an act of terrorism on the United States of America.

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our capital requirements. The decrease in cash used in investing activities for the three months ended December 31, 2009 compared to the same period in the prior year primarily resulted from a $68.1 million decrease in capital expenditures due to the suspension of Project Horizon. The decrease in cash provided by financing activities for the three months ended December 31, 2009 compared to the same period in the prior year was primarily attributable to a $49.0 million decrease in total net borrowings and a $12.4 million increase in distributions to the Tribe.

Cost Containment Program

As a result of declines in business volumes and uncertainties in the financial markets, we have taken a series of steps to reduce expenditures, including the September 2008 suspension of the hotel, retail and new parking garage elements of Project Horizon, in an effort to, among other things, ensure continued compliance with our financial covenants under our bank credit facility. In February 2009, we also implemented a company-wide cost containment program, which included employee salary rollbacks, suspension of all annual and merit-based compensation increases, reduction in work hours, suspension of employer-matching 401(k) contributions and funding of other contributions to the Mohegan Retirement and 401(k) Plan. In addition, we implemented, and continue to implement, initiatives to further reduce operating expenses, including reductions in advertising expenditures, certain marketing programs, hours of operation in certain food and beverage and retail outlets and reductions in most other operating cost categories. We estimate that the cost containment program yielded consolidated cost savings totaling approximately $22.0 million for the three months ended December 31, 2009. Since inception, the cost containment program yielded consolidated cost savings totaling approximately $108.0 million.

External Sources of Liquidity

Notes

We financed the purchase of the Pennsylvania entities and most of the costs to construct Mohegan Sun and Mohegan Sun at Pocono Downs with the net proceeds from the issuance of notes and borrowings under our bank credit facilities. As of December 31, 2009, we had outstanding:

•	$200.0 million in 11 1/2% second lien senior secured notes due November 1, 2017, or the 2009 second lien senior secured notes, further discussed below;

•	$250.0 million in 6 1/8% senior notes due February 15, 2013, or the 2005 senior unsecured notes;

•	$2.0 million in 8 3/8% senior subordinated notes due July 1, 2011, or the 2001 senior subordinated notes;

•	$250.0 million in 8% senior subordinated notes due April 1, 2012, or the 2002 senior subordinated notes;

•	$225.0 million in 7 1/8% senior subordinated notes due August 15, 2014, or the 2004 senior subordinated notes; and

•	$150.0 million in 6 7/8% senior subordinated notes due February 15, 2015, or the 2005 senior subordinated notes.

MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania entities, Mohegan Golf, MVW, WTG and MTGA Gaming are full and unconditional guarantors, on a joint and several basis, of each of these notes, except for the 2001 senior subordinated notes, which are fully and unconditionally guaranteed solely by MBC.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which we and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and our continued existence. As of December 31, 2009, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.

If we are unable to sufficiently offset declines in our revenues with appropriate cost reductions or if we are unable to execute our cost containment initiatives outlined previously, we may not be able to satisfy our incurrence of indebtedness covenant under our note indentures. In such event, the indentures may restrict us from borrowing additional funds, including under our bank credit facility, to meet our obligations. While we could seek to obtain amendments to our indentures to reduce or eliminate this restriction, no assurance can be made that we would be able to obtain such amendments.

Second Lien Senior Secured Notes

On October 26, 2009, we issued $200.0 million second lien senior secured notes with fixed interest payable at a rate of 11.50% per annum. The 2009 second lien senior secured notes were issued at a price of 96.234% of par, to yield an effective interest rate of 12.25% per annum. The net proceeds from this financing were used to repay our then existing term loan under our bank credit facility in the aggregate principal amount of $147.0 million, to repay $41.0 million of revolving loans under our bank credit facility and to pay related transaction costs and expenses associated with the issuance. The 2009 second lien senior secured notes mature on November 1, 2017. The first call date for the 2009 second lien senior secured notes is November 1, 2013. Interest on the 2009 second lien senior secured notes is payable semi-annually on May 1st and November 1st, commencing May 1, 2010. The 2009 second lien senior secured notes are collateralized by a second lien on substantially all of our property and assets, and those of our existing and future guarantor subsidiaries, and are effectively subordinated to all of our first lien secured debt, including borrowings under our bank credit facility, to the extent of the collateral securing such debt. The 2009 second lien senior secured notes rank equally in right of payment with all of our and our existing and future guarantor subsidiaries’ senior indebtedness and with our senior relinquishment payment obligations under the relinquishment agreement that are then due and owing, but, to the extent of the value of the collateral, rank effectively senior to all of our unsecured senior indebtedness, including our 2005 senior unsecured notes and payment obligations under the relinquishment agreement. The 2009 second lien senior secured notes rank senior to all of our and our existing and future guarantor subsidiaries’ subordinated indebtedness, including the 2001 senior subordinated notes, the 2002 senior subordinated notes, the 2004 senior subordinated notes and the 2005 senior subordinated notes. The 2009 second lien senior secured notes are fully and unconditionally guaranteed, jointly and severally, on a second lien senior secured basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania entities, Mohegan Golf, MVW, WTG and MTGA Gaming.

The 2009 second lien senior secured notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

In October 2009, Moody’s Investors Services assigned a B1 credit rating on our 2009 second lien senior secured notes and affirmed its Caa2 credit rating on our senior subordinated notes, while Standard and Poor’s Ratings Services assigned a B- credit rating on the 2009 second lien senior secured notes and affirmed its CCC+ credit rating on the senior subordinated notes. These actions primarily were to reflect the issuance of the 2009 second lien senior secured notes and favorable amendments to our maximum total leverage and senior leverage ratio covenants under our bank credit facility, as further discussed below. At the same time, Moody’s Investors Services also lowered its credit rating on the 2005 senior unsecured notes from B1 to B2. In November 2009, Standard and Poor’s Ratings Services lowered its credit rating on the 2005 senior unsecured notes from B- to CCC+. These actions reflect the issuance of the 2009 second lien senior secured notes, which rank ahead of the 2005 senior unsecured notes to the extent of the collateral securing the 2009 second lien senior secured notes. Such credit ratings may impact our ability to access the debt capital markets in the future. In the event we are able to access the debt capital markets, our costs of the issuance of new debt may be greater than costs incurred by us in the past. We also could be subject to more restrictive covenants and other terms in connection with any such issuance.

Bank Credit Facility

In December 2008, we entered into a third amended and restated bank credit facility, or the bank credit facility, originally providing for up to $850.0 million of borrowing capacity from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. On October 26, 2009, we entered into an amendment to the bank credit facility. Among other things, the amendment: (a) modified the terms of our leverage ratio covenant to increase the covenant by 25 basis points for the quarterly periods ending March 31, 2010, June 30, 2010, June 30, 2011, September 30, 2011 and December 31, 2011, and by 50 basis points for the quarterly periods ending September 30, 2010, December 31, 2010 and March 31, 2011; (b) modified the terms of our senior leverage ratio covenant to increase the covenant by 25 basis points for the quarterly periods ending March 31, 2010 and continuing through December 31, 2011; (c) provided the ability to obtain a release from liens securing the bank credit facility of a portion of the land on which Mohegan Sun at Pocono Downs is sited to permit its sale or lease to a third-party in connection with the development of a potential hotel project, consisting of a minimum of 200 rooms, subject to the satisfaction of customary conditions; (d) modified the terms of our covenant relating to incurrence of permitted indebtedness to allow us or our subsidiaries to incur additional debt (which may consist of capital lease obligations) in an aggregate amount not to exceed $55.0 million, at any one time outstanding, in connection with the development of the potential hotel project at Mohegan Sun at Pocono Downs; (e) modified the terms of our permitted capital expenditures covenant to affirmatively allow for the existing $125.0 million of permitted capital expenditures to be utilized for Mohegan Sun at Pocono Downs in addition to Mohegan Sun and related businesses, including the payment of licensing fees associated with those operations; and (f) modified the terms of the applicable pricing rates under the bank credit facility as follows: (1) to between 1.25% and 2.75% for base rate loans; (2) to between 2.50% and 4.00% for Eurodollar rate loans; and (3) to between 0.20% and 0.50% for commitment fees. We also repaid our then existing $147.0 million term loan (which resulted in an automatic and permanent reduction in the total commitments under the bank credit facility by such amount) with proceeds from the issuance of the 2009 second lien senior secured notes on October 26, 2009, as discussed above, and permanently reduced our revolving commitments by $25.0 million. Upon the repayment of the term loan and the $25.0 million permanent reduction in revolving commitments, the total commitments under the bank credit facility were reduced from $847.0 million to $675.0 million. The bank credit facility has no mandatory amortization provisions and is payable in full at maturity on March 9, 2012.

As of December 31, 2009, there was $553.0 million drawn on the bank credit facility. As of December 31, 2009, the amount under letters of credit issued pursuant to the bank credit facility totaled $4.2 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenants under the bank credit facility, line of credit and note indentures, we had approximately $117.8 million of borrowing capacity under the bank credit facility as of December 31, 2009.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, an applicable rate based on our total leverage ratio, as each term is defined under the bank credit facility. We also pay commitment fees for the unused portion of the revolving loans on a quarterly basis equal to the product obtained by multiplying the applicable rate for commitment fees by the average daily unused commitment for that calendar quarter. The base rate is the higher of Bank of America’s announced prime rate, the Eurodollar rate for one-month contracts plus 1.25% or the federal funds rate plus 0.50%. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of December 31, 2009, we had $553.0 million in Eurodollar rate loans and no base rate loan outstanding. The loans outstanding at December 31, 2009 were based on a one-month Eurodollar rate of 0.23% plus an applicable rate of 3.75%. The applicable rate for commitment fees was 0.50% as of December 31, 2009.

The bank credit facility is collateralized by a first priority lien on substantially all of our assets, including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. We also will be required to pledge additional assets as collateral for the bank credit facility as we or our guarantor subsidiaries acquire them. Our obligations under the bank credit facility are fully and unconditionally guaranteed, on a joint and several basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our maximum total leverage and senior leverage ratios, minimum fixed charge coverage ratio and maximum capital expenditures. The bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions.

Our bank credit facility requires us to comply with certain financial covenants at the end of each of our fiscal quarters, including a minimum fixed charge coverage ratio, a maximum total leverage ratio and a maximum senior leverage ratio.

As of December 31, 2009, our minimum fixed charge coverage ratio covenant, as defined under the bank credit facility, was as follows:

Fiscal Quarters Ending:
December 31, 2009 through March 31, 2010	1.05:1.00
June 30, 2010 and thereafter	1.10:1.00

As of December 31, 2009, our maximum total leverage ratio covenant, or the ratio of total debt to annualized EBITDA, as such terms are defined under the bank credit facility, was as follows:

Fiscal Quarters Ending:
December 31, 2009 through December 31, 2010	7.25:1.00
March 31, 2011	7.00:1.00
June 30, 2011	6.75:1.00
September 30, 2011	6.50:1.00
December 31, 2011 and thereafter	6.25:1.00

As of December 31, 2009, our maximum senior leverage ratio covenant, or ratio of total debt minus subordinated obligations to annualized EBITDA, as such terms are defined under the bank credit facility, was as follows:

Fiscal Quarters Ending:
December 31, 2009 through March 31, 2010	4.75:1.00
June 30, 2010 through December 31, 2010	4.50:1.00
March 31, 2011 through September 30, 2011	4.25:1.00
December 31, 2011 and thereafter	3.75:1.00

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

As of December 31, 2009, we and the Tribe were in compliance with all of our respective covenant requirements under the bank credit facility.

Line of Credit

As of December 31, 2009, we have an $18.0 million revolving loan agreement with Bank of America, N.A., or the line of credit, which matures on May 14, 2010. Each advance accrues interest on the basis of a one-month Eurodollar rate or prime rate, plus the applicable margin determined on the basis of our leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. As of December 31, 2009, we had $7.7 million in Eurodollar rate loans outstanding, which were based on a one-month Eurodollar rate of 0.24% plus an applicable rate of 2.75%. The line of credit subjects us to certain covenants, including a covenant to maintain at least the line of credit commitment amount available for borrowing under the bank credit facility. As of December 31, 2009, we were in compliance with all covenant requirements under the line of credit and had $10.3 million of borrowing capacity thereunder.

Letters of Credit

As of December 31, 2009, we maintained six uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, pari-mutuel wagering tax liabilities of the Pennsylvania entities, potential contractor and subcontractor liabilities relating to Project Horizon, collateral obligations of a surety bond relating to Pennsylvania Gaming Tax expenses owed by Downs Racing to the PGCB and two in connection with road work at the Pennsylvania facilities. The letters of credit expired or expire on various dates from January 2010 through September 2010, subject to renewals. As of December 31, 2009, no amounts were drawn on the letters of credit.

Salishan-Mohegan Bank Credit Facility

As of December 31, 2009, Salishan-Mohegan has a $17.0 million revolving loan agreement with Bank of America, N.A., or the Salishan credit facility, which matures on September 30, 2010. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus a spread of 2.50% for base rate loans and an applicable rate, as defined under the Salishan credit facility, of 3.50% for Eurodollar rate loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. The applicable rate for commitment fees is 0.50%. The revolving loan has no mandatory amortization provisions and is payable in full at maturity. The Salishan credit facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan credit facility also are guaranteed by the Tribe. The Salishan credit facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions.

As of December 31, 2009, Salishan-Mohegan had $13.8 million in Eurodollar rate loans and no base rate loan outstanding. The loans outstanding at December 31, 2009 were based on a one-month Eurodollar rate of 0.23% plus an applicable rate of 3.50%. The applicable rate for commitment fees was 0.50% as of December 31, 2009. As of December 31, 2009, Salishan-Mohegan had $3.2 million of borrowing capacity under the Salishan credit facility.

Mohegan Tribe Promissory Note

In September 2009, the Tribe loaned Salishan-Mohegan $10.0 million, which was used to repay revolving loans under the Salishan credit facility in connection with an amendment to the Salishan credit facility. The promissory note executed by Salishan-Mohegan in favor of the Tribe provides for the accrual of interest at an annual rate of 15.0% and matures on October 1, 2010. Accrued interest is paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity.

Capital Expenditures

The following table presents data related to capital expenditures for the three months ended December 31, 2009:

	Capital Expenditures
(in millions, excluding capitalized interest)	Three Months Ended December 31, 2009	Remaining Forecasted Fiscal Year 2010	Total Forecasted Fiscal Year 2010
Mohegan Sun:
Maintenance	$2.6	$16.2	$18.8
Development	0.1	8.1	8.2
Expansion—Project Horizon	6.1	8.0	14.1

Subtotal	8.8	32.3	41.1
Mohegan Sun at Pocono Downs:
Maintenance	0.5	1.7	2.2
Development	0.7	0.1	0.8
Expansion—Table Games (1)	—	15.9	15.9

Subtotal	1.2	17.7	18.9

Total	$10.0	$50.0	$60.0

(1)	Exclusive of the one-time $16.5 million table games authorization fee and $2.0 million pre-opening costs and expenses.

We will primarily rely on cash generated from operations to finance maintenance capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs. We plan to finance capital expenditures for Project Horizon at Mohegan Sun and table games at Mohegan Sun at Pocono Downs through a combination of operating cash flows and draws under our bank credit facility.

Interest Expense

For the three months ended December 31, 2009 and 2008, we incurred the following in interest expense, net of capitalized interest (in thousands):

	For the Three Months Ended December 31,
	2009	2008
Bank credit facility	$6,548	$5,282
2009 11 1/ 2% second lien senior secured notes	4,189	—
2005 6 1/ 8% senior unsecured notes	3,828	3,828
2001 8 3/ 8% senior subordinated notes	42	342
2002 8% senior subordinated notes	5,000	5,000
2003 6 3/ 8% senior subordinated notes	—	5,260
2004 7 1/ 8% senior subordinated notes	4,008	4,008
2005 6 7/ 8% senior subordinated notes	2,578	2,578
Line of credit	70	114
WNBA promissory note	9	37
Salishan-Mohegan bank credit facility	138	275
Mohegan Tribe promissory note (Salishan-Mohegan)	374	—
Capital leases	67	47
Amortization of net deferred gain on settlement of derivative instruments	(117)	114
Amortization of debt issuance costs	1,836	1,448
Capitalized interest	(21)	(668)

Total interest expense, net of capitalized interest	$28,549	$27,665

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments and foreseeable capital expenditure requirements with respect to current operations and distributions to the Tribe for at least the next twelve months. However, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for further details regarding risks relating to our sufficiency of resources. Any future investments in Mohegan Sun and Mohegan Sun at Pocono Downs are anticipated to be funded through a combination of operating cash flows and draws under our bank credit facility. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenants under the bank credit facility, line of credit and note indentures, we had approximately $117.8 million of borrowing capacity under the bank credit facility as of December 31, 2009. Distributions to the Tribe are anticipated to approximate between $59.0 million and $64.0 million for fiscal 2010.

Contractual Obligations and Commitments

Our future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments are set forth below.

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,664,099	$22,489	$816,010	$475,000	$350,600
Interest payments on long-term debt (3)	488,565	82,388	213,636	106,647	85,894
Construction (4)	8,088	8,088	—	—	—
Procurement (5)	72,337	13,778	32,667	23,601	2,291
Capital leases (6)	6,701	671	1,389	1,499	3,142
Operating leases (7)	4,201	3,334	729	138	—

Total	$2,243,991	$130,748	$1,064,431	$606,885	$441,927

(1)	Represents payment obligations from January 1, 2010 to September 30, 2010.
(2)	Represents long-term debt maturities scheduled as of December 31, 2009.
(3)	Represents interest payments expected to be paid on long-term debt as of December 31, 2009, pursuant to respective debt agreements.
(4)	Represents expenditures we must pay in connection with Project Horizon, exclusive of amounts reflected in our condensed consolidated balance sheets.
(5)	Represents expenditures we must pay in connection with agreements entered into with vendors for inventory and other items, exclusive of amounts reflected in our condensed consolidated balance sheets.
(6)	Represents lease payments to the Tribe relating to property located adjacent to the Tribe’s reservation that is used for parking and access to Mohegan Sun.
(7)	Represents lease payments for various buildings, equipment and land leases at Mohegan Sun and Mohegan Sun at Pocono Downs, as well as the ground lease for the 152-acre site located in Palmer, Massachusetts.

There have been no material changes from the contractual commitments previously disclosed in our Form 10-K for the fiscal year ended September 30, 2009.

Critical Accounting Policies and Estimates

There have been no material changes from the critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended September 30, 2009.

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

New Accounting Standards

In October 2009, we adopted new guidance that requires entities to report non-controlling interests in subsidiaries as equity in the consolidated financial statements. Its adoption required us to modify the presentation of our financial statements, including retrospective application to prior periods. The new guidance also requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values. It also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. The new provisions related to business combinations will only impact us if we are party to a business combination after the authoritative guidance has been adopted.

In October 2009, we adopted guidance pertaining to fair value measurements for non-financial assets and liabilities. The new guidance clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. Its adoption did not have a material impact on our financial position, results of operations or cash flows.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest will accrue on the basis of a base rate formula or a Eurodollar-based formula, plus applicable rates, as defined under the bank credit facility. As of December 31, 2009, we had $553.0 million drawn on the bank credit facility.

We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.

The following table provides information as of December 31, 2009 about our current financial instruments, or debt obligations, that are sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt instruments are based on quoted market prices or prices of similar instruments, where applicable, as of December 31, 2009.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$671	$12,691	$250,708	$250,735	$225,764	$353,142	$1,093,711	$921,710
Average interest rate	4.1%	13.4%	8.0%	6.1%	7.1%	9.5%	7.9%
Variable rate	$22,489	$1,000	$553,000	$—	$—	$600	$577,089	$481,815
Average interest rate (1)	3.8%	2.4%	5.0%	—	—	—	5.0%

(1)	A 100 basis point change in average interest rate would impact interest expense by approximately $5.8 million.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended September 30, 2009.

Item 6.	Exhibits

The exhibits to this Form 10-Q are listed on the Exhibit Index, which appears elsewhere herein and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHEGAN TRIBAL GAMING AUTHORITY

Date: February 12, 2010	By:	/s/ MARILYNN R. MALERBA
Marilynn R. Malerba Chairwoman and Member, Management Board

Date: February 12, 2010	By:	/s/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date: February 12, 2010	By:	/s/ LEO M. CHUPASKA
Leo M. Chupaska Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004, and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996, and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Senior Subordinated Form S-4”), and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

Exhibit No.	Description
3.15	Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed as Exhibit 3.15 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the SEC on August 10, 2006 (the “June 2006 10-Q”), and incorporated by reference herein).

3.16	Operating Agreement of Mohegan Ventures-Northwest, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of July 23, 2004 (filed as Exhibit 3.16 to the June 2006 10-Q and incorporated by reference herein).

3.17	Articles of Organization of Mohegan Golf, LLC, dated as of November 20, 2006 (filed as Exhibit 3.17 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006 (the “2006 10-K”), and incorporated by reference herein).

3.18	Certificate of Formation of Wisconsin Tribal Gaming, LLC, dated as of February 27, 2007 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

3.19	Articles of Organization of Mohegan Ventures Wisconsin, LLC, dated as of March 1, 2007 (filed as Exhibit 3.19 to the March 2007 10-Q and incorporated by reference herein).

3.20	Certificate of Formation of MTGA Gaming, LLC, dated as of July 27, 2007 (filed as Exhibit 3.20 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007 (the “2007 10-K”), and incorporated by reference herein).

3.21	Articles of Amendment of Mohegan Golf, LLC, dated as of April 8, 2008 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the SEC on May 15, 2008, and incorporated by reference herein).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the SEC on August 7, 2003 (the “June 2003 10-Q”), and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the SEC on August 16, 2004 (the “June 2004 10-Q”), and incorporated by reference herein).

Exhibit No.	Description
4.5	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC, the other Subsidiary Guarantors (as defined in the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.8	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

4.9	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.10	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

4.11	Supplemental Indenture No. 4, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.11 to the June 2006 10-Q and incorporated by reference herein).

4.12	Supplemental Indenture No. 5, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the 2006 10-K and incorporated by reference herein).

4.13	Supplemental Indenture No. 6, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.13 to the March 2007 10-Q and incorporated by reference herein).

Exhibit No.	Description
4.14	Supplemental Indenture No. 7, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the 2007 10-K and incorporated by reference herein).

4.15	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.16	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

4.17	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined in the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

4.18	Supplemental Indenture No. 2, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2006 10-Q and incorporated by reference herein).

4.19	Supplemental Indenture No. 3, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8 % Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the 2006 10-K and incorporated by reference herein).

4.20	Supplemental Indenture No. 4, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1 /8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the March 2007 10-Q and incorporated by reference herein).

4.21	Supplemental Indenture No. 5, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8 % Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the 2007 10-K and incorporated by reference herein).

4.22	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.23	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.24	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the June 2006 10-Q and incorporated by reference herein).

4.25	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8 % Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.27 to the 2006 10-K and incorporated by reference herein).

4.26	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the March 2007 10-Q and incorporated by reference herein).

4.27	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8 % Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.35 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.28	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.29	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

4.30	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the June 2006 10-Q and incorporated by reference herein).

4.31	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the 2006 10-K and incorporated by reference herein).

4.32	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.36 to the March 2007 10-Q and incorporated by reference herein).

Exhibit No.	Description
4.33	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to 6 1/8 % Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.41 to the 2007 10-K and incorporated by reference herein).

4.34	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

4.35	Indenture, dated as of October 26, 2009, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined in the Indenture) and U.S. Bank National Association, as Trustee, relating to the 11 1/2% Second Lien Senior Secured Notes Due 2017 (filed as Exhibit 4.43 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the SEC on December 28, 2009 (the “2009 10-K”), and incorporated by reference herein).

4.36	Form of Global 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.44 to the 2009 10-K and incorporated by reference herein).

10.1	Collateral Agency and Intercreditor Agreement, dated as of October 26, 2009, by and among the Mohegan Tribal Gaming Authority, the Guarantors (as defined therein), Bank of America, N.A., as administrative agent for the first lien secured parties, U.S. Bank National Association, as trustee under the Indenture and U.S. Bank National Association, as collateral agent for the second lien secured parties (filed as Exhibit 10.35 to the 2009 10-K and incorporated by reference herein).

10.2	Amendment No. 1 to the Third Amended and Restated Loan Agreement, dated as of October 26, 2009, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.36 to the 2009 10-K and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).