Form 10-Q
period 2010-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2010-05-14
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$67,962	$64,664
Restricted cash	2,261	1,899
Receivables, net	23,109	23,360
Inventories	15,649	15,521
Other current assets	29,136	25,578

Total current assets	138,117	131,022

Non-current assets:
Property and equipment, net	1,641,066	1,676,763
Goodwill	39,459	39,459
Other intangible assets, net	390,452	389,914
Other assets, net	58,049	57,925

Total assets	$2,267,143	$2,295,083

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$17,926	$26,430
Current portion of relinquishment liability	72,215	71,912
Due to Mohegan Tribe	10,000	—
Current portion of capital leases	757	919
Trade payables	17,895	19,900
Construction payables	7,440	18,959
Accrued interest payable	26,871	16,356
Other current liabilities	133,702	124,834

Total current liabilities	286,806	279,310

Non-current liabilities:
Long-term debt, net of current portion	1,603,662	1,593,185
Long-term debt, due to Mohegan Tribe	—	10,000
Relinquishment liability, net of current portion	205,410	226,511
Capital leases, net of current portion	5,693	6,030
Other long-term liabilities	452	362

Total liabilities	2,102,023	2,115,398

Commitments and Contingencies
Capital:
Retained earnings	161,836	175,855

Mohegan Tribal Gaming Authority capital	161,836	175,855
Non-controlling interests	3,284	3,830

Total capital	165,120	179,685

Total liabilities and capital	$2,267,143	$2,295,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	For the Six Months Ended March 31, 2010	For the Six Months Ended March 31, 2009
Revenues:
Gaming	$319,123	$322,180	$628,962	$648,870
Food and beverage	22,838	21,718	46,153	45,606
Hotel	8,964	9,001	18,506	19,843
Retail, entertainment and other	27,788	23,514	55,226	57,185

Gross revenues	378,713	376,413	748,847	771,504
Less—Promotional allowances	(26,418)	(25,050)	(54,741)	(56,110)

Net revenues	352,295	351,363	694,106	715,394

Operating costs and expenses:
Gaming	197,933	197,843	398,751	419,189
Food and beverage	10,785	9,952	21,969	21,678
Hotel	3,467	3,132	7,077	6,895
Retail, entertainment and other	10,023	7,563	17,977	20,194
Advertising, general and administrative	49,817	44,717	100,430	99,499
Corporate expenses	4,048	3,592	8,377	8,601
Pre-opening costs and expenses	486	41	528	282
Depreciation and amortization	23,549	25,893	48,980	52,419

Total operating costs and expenses	300,108	292,733	604,089	628,757

Income from operations	52,187	58,630	90,017	86,637

Other income (expense):
Accretion of discount to the relinquishment liability	(3,857)	(5,106)	(7,713)	(10,212)
Interest income	620	1,536	1,352	2,525
Interest expense, net of capitalized interest	(29,319)	(28,499)	(57,868)	(56,164)
Gain (loss) on early extinguishment of debt	—	8,466	(1,584)	8,466
Write-off of debt issuance costs	—	—	(338)	—
Other expense, net	(147)	(2,294)	(491)	(2,927)

Total other expense	(32,703)	(25,897)	(66,642)	(58,312)

Net income	19,484	32,733	23,375	28,325
Loss attributable to non-controlling interests	543	492	1,056	1,123

Net income attributable to Mohegan Tribal Gaming Authority	$20,027	$33,225	$24,431	$29,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, December 31, 2009	$156,538	$152,966	$3,572
Contributions from members	255	—	255
Net income (loss)	19,484	20,027	(543)
Distributions to Tribe	(11,157)	(11,157)	—

Balance, March 31, 2010	$165,120	$161,836	$3,284

Balance, September 30, 2009	$179,685	$175,855	$3,830
Contributions from members	510	—	510
Net income (loss)	23,375	24,431	(1,056)
Distributions to Tribe	(38,450)	(38,450)	—

Balance, March 31, 2010	$165,120	$161,836	$3,284

Balance, December 31, 2008	$111,941	$109,303	$2,638
Contributions from members	1,023	—	1,023
Net income (loss)	32,733	33,225	(492)
Distributions to Tribe	(7,116)	(7,116)	—

Balance, March 31, 2009	$138,581	$135,412	$3,169

Balance, September 30, 2008	$131,269	$128,011	$3,258
Contributions from members	1,034	—	1,034
Net income (loss)	28,325	29,448	(1,123)
Distributions to Tribe	(22,047)	(22,047)	—

Balance, March 31, 2009	$138,581	$135,412	$3,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended March 31, 2010	For the Six Months Ended March 31, 2009
Cash flows provided by (used in) operating activities:
Net income	$23,375	$28,325
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	48,980	52,419
Accretion of discount to the relinquishment liability	7,713	10,212
Cash paid for accretion of discount to the relinquishment liability	(8,963)	(11,877)
Loss (gain) on early extinguishment of debt	1,584	(8,466)
Loss on amendment to the purchase agreement for Mohegan Sun at Pocono Downs	—	1,646
Accretion of discount on amendment to the purchase agreement for Mohegan Sun at Pocono Downs	—	(430)
Net loss on disposition of assets	34	1,133
Non-cash asset write-offs related to Project Horizon	276	—
Provision for losses on receivables	1,648	3,028
Amortization of debt issuance costs	3,628	3,903
Amortization of bond discount	244	—
Amortization of net deferred gain on settlement of derivative instruments	(235)	228
Write-off of debt issuance costs	338	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(924)	13,420
(Increase) decrease in inventories	(128)	413
Increase in other assets	(2,321)	(1,346)
Decrease in trade payables	(2,005)	(3,454)
Increase (decrease) in other liabilities	19,987	(12,630)

Net cash flows provided by operating activities	93,231	76,524

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of decrease in construction payables of $11,519 and $63,321, respectively	(25,822)	(114,790)
Proceeds from amendment to the purchase agreement for Mohegan Sun at Pocono Downs	—	20,063
Proceeds from Commonwealth of Pennsylvania’s facility improvement grant	1,000	2,000
Issuance of third-party loans and advances	(655)	(1,863)
Proceeds from asset sales	3	107
Payments received on third-party loans	104	147
(Increase) decrease in restricted cash	(362)	1,296

Net cash flows used in investing activities	(25,732)	(93,040)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	184,000	495,000
Bank Credit Facility repayments—revolving loan	(218,000)	(301,000)
Bank Credit Facility repayments—term loan	(147,000)	(151,500)
Salishan Credit Facility borrowings—revolving loan	1,000	1,500
Line of Credit borrowings	226,011	270,488
Line of Credit repayments	(235,515)	(259,057)
Proceeds from issuance of Second Lien Senior Secured Notes, net of discount	192,468	—
Payments on other debt	(1,000)	(6,806)
Principal portion of relinquishment liability payments	(19,548)	(20,725)
Distributions to Tribe	(38,450)	(22,047)
Capitalized debt issuance costs	(8,178)	(9,745)
Payments on capital lease obligations	(499)	(312)
Non-controlling interest contributions	510	1,034

Net cash flows used in financing activities	(64,201)	(3,170)

Net increase (decrease) in cash and cash equivalents	3,298	(19,686)
Cash and cash equivalents at beginning of period	64,664	83,200

Cash and cash equivalents at end of period	$67,962	$63,514

Supplemental disclosure:
Cash paid during the period for interest	$43,743	$52,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe” or the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive power to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Tribe is a federally-recognized Indian tribe with an approximately 507-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut have entered into such a compact (the “Mohegan Compact”), which has been approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. In October 1996, the Authority opened a gaming and entertainment complex known as Mohegan Sun. The Authority is governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in the Authority’s Management Board.

The following subsidiaries are wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”) and MTGA Gaming, LLC (“MTGA Gaming”). MBC owns and operates a professional basketball team in the Women’s National Basketball Association (“WNBA”), the Connecticut Sun, and owns approximately 3.8% of the membership interest in WNBA, LLC. Mohegan Golf owns and operates the Mohegan Sun Country Club at Pautipaug golf course in Southeastern Connecticut (“Mohegan Sun Country Club”).

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. As discussed below, as of October 1, 2009, the Authority changed the way it accounts for non-controlling interests. The year-end condensed consolidated balance sheet reflects this change. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period, have been included. Operating results for the three months and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. In addition, certain amounts in the 2009 condensed consolidated financial statements have been reclassified to conform to the 2010 presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Authority and its majority and wholly-owned subsidiaries and entities. In accordance with authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”) pertaining to consolidation of variable interest entities, the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW, and the accounts of MG&H, Mohegan Resorts and its subsidiaries are consolidated into the accounts of MTGA Gaming, as Mohegan Ventures-NW and MTGA Gaming are deemed to be the primary beneficiaries. In consolidation, all intercompany balances and transactions were eliminated.

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

The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes approximates fair value. The fair value of the Authority’s financing facilities and notes were as follows (in thousands):

	March 31, 2010
	Carrying Value	Fair Value
Bank Credit Facility	$532,000	$456,855
2009 11 1/ 2% Second Lien Senior Secured Notes	$192,712	$209,000
2005 6 1/ 8% Senior Unsecured Notes	$250,000	$212,500
2001 8 3/ 8% Senior Subordinated Notes	$2,010	$1,829
2002 8% Senior Subordinated Notes	$250,000	$227,500
2004 7 1/ 8% Senior Subordinated Notes	$225,000	$169,875
2005 6 7/ 8% Senior Subordinated Notes	$150,000	$108,750

The estimated fair value of the Authority’s financing facilities and notes was based on quoted market prices or prices of similar instruments on or about March 31, 2010.

New Accounting Standards

In April 2010, the FASB issued guidance pertaining to accruals for casino jackpot liabilities. The new guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying such jackpot. It specifies that jackpots should be accrued and charged to revenue when an entity has the obligation to pay such jackpot. The new guidance applies to both base and progressive jackpots and requires a cumulative-effect adjustment to opening retained earnings in the period of adoption. It is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Its adoption is not expected to have a material impact on the Authority’s financial position, results of operations or cash flows.

In January 2010, the Authority adopted revised guidance pertaining to disclosures about fair values of financial instruments. The revised guidance clarifies existing guidance and requires new disclosures pertaining to fair values of financial instruments. Its adoption did not impact the Authority’s financial position, results of operations or cash flows.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

In October 2009, the Authority adopted guidance pertaining to fair value measurements for non-financial assets and liabilities. The new guidance clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. Its adoption did not impact the Authority’s financial position, results of operations or cash flows.

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

NOTE 3—FINANCING FACILITIES:

Financing facilities consisted of the following (in thousands):

	March 31, 2010	September 30, 2009
Bank Credit Facility	$532,000	$713,000
2009 11 1/ 2% Second Lien Senior Secured Notes	192,712	—
2005 6 1/ 8% Senior Unsecured Notes	250,000	250,000
2001 8 3/ 8% Senior Subordinated Notes	2,010	2,010
2002 8% Senior Subordinated Notes	250,000	250,000
2004 7 1/ 8% Senior Subordinated Notes	225,000	225,000
2005 6 7/ 8% Senior Subordinated Notes	150,000	150,000
Line of Credit	2,676	12,180
WNBA Promissory Note	1,000	2,000
Salishan Credit Facility	14,250	13,250
Mohegan Tribe Promissory Note	10,000	10,000
Menominee Kenosha Gaming Authority Note Payable	600	600

Subtotal	1,630,248	1,628,040
Net deferred gain on derivative instruments sold	1,340	1,575

Total debt, excluding capital leases	$1,631,588	$1,629,615

Bank Credit Facility

In October 2009, the Authority entered into an amendment to the terms of its bank credit facility (the “Bank Credit Facility”). The Bank Credit Facility provides for a revolving loan and letter of credit borrowing capacity of up to $675.0 million from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The Bank Credit Facility has no mandatory amortization provision and is payable in full at maturity on March 9, 2012. As of March 31, 2010, there was $532.0 million drawn on the Bank Credit Facility. As of March 31, 2010, the amount under letters of credit issued pursuant to the Bank Credit Facility totaled $3.8 million, of which no amount was drawn. Inclusive of letters of credit, which

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

reduce borrowing availability under the Bank Credit Facility, and after taking into account restrictive financial covenants under the Bank Credit Facility and the Authority’s line of credit and note indentures, the Authority had approximately $121.2 million of borrowing capacity under the Bank Credit Facility as of March 31, 2010.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar Rate, plus in either case, an Applicable Rate based on the Authority’s total leverage ratio, as each term is defined under the Bank Credit Facility. The Authority also pays commitment fees for the unused portion of borrowing capacity under the Bank Credit Facility on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused borrowing capacity for that calendar quarter. The Applicable Rate for Base Rate loans is between 1.25% and 2.75%. The Applicable Rate for Eurodollar Rate loans is between 2.50% and 4.00%. The Applicable Rate for commitment fees is between 0.20% and 0.50%. The Base Rate is the higher of Bank of America’s announced Prime Rate, the Eurodollar Rate for one-month contracts plus 1.25% or the Federal Funds Rate plus 0.50%. Interest on Base Rate loans is payable quarterly in arrears. Interest on Eurodollar Rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of March 31, 2010, the Authority had $532.0 million in Eurodollar Rate loans and no Base Rate loan outstanding. The Eurodollar Rate loans outstanding at March 31, 2010 were comprised of: (1) a $279.0 million loan based on a one-month Eurodollar Rate of 0.23% plus an Applicable Rate of 3.50%, and (2) a $253.0 million loan based on a one-month Eurodollar Rate of 0.24% plus an Applicable Rate of 3.50%. The Applicable Rate for commitment fees was 0.50% as of March 31, 2010. As of March 31, 2010 and September 30, 2009, accrued interest, including commitment fees, on the Bank Credit Facility was $1.1 million.

The Bank Credit Facility is collateralized by a first priority lien on substantially all of the Authority’s assets, including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government, and improvements which comprise Mohegan Sun. The Authority also will be required to pledge additional assets as collateral for the Bank Credit Facility as it or its existing or future guarantor subsidiaries acquire them. The Authority’s obligations under the Bank Credit Facility are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, the Authority’s maximum total leverage and senior leverage ratios, minimum fixed charge coverage ratio and maximum capital expenditures. The Bank Credit Facility includes non-financial covenants by the Authority and the Tribe of the type customarily found in loan agreements for similar transactions.

As of March 31, 2010, the Authority and the Tribe were in compliance with all of their respective covenant requirements under the Bank Credit Facility.

Senior Notes

2009 11 1/2% Second Lien Senior Secured Notes

In October 2009, the Authority issued $200.0 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.50% per annum (the “2009 Second Lien Senior Secured Notes”). The 2009 Second Lien Senior Secured Notes were issued at a price of 96.234% of par, to yield an effective interest rate of 12.25% per annum. The net proceeds from this financing were used to repay the Authority’s then-existing term loan under the Bank Credit Facility in the aggregate principal amount of $147.0 million, to repay $41.0 million of revolving loans under the Bank Credit Facility and to pay related transaction costs and expenses associated with the issuance. The 2009 Second Lien Senior Secured Notes mature on November 1, 2017. The first call date for the 2009 Second Lien Senior Secured Notes is November 1, 2013. Interest on the 2009 Second Lien Senior Secured

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Notes is payable semi-annually on May 1st and November 1st, commencing May 1, 2010. The 2009 Second Lien Senior Secured Notes are collateralized by a second lien on substantially all of the Authority’s and its existing and future guarantor subsidiaries’ properties and assets, and are effectively subordinated to all of the Authority’s and its existing and future guarantor subsidiaries’ first lien secured debt, including borrowings under the Bank Credit Facility, to the extent of the value of the collateral securing such debt. The 2009 Second Lien Senior Secured Notes rank equally in right of payment with all of the Authority’s and its existing and future guarantor subsidiaries’ senior indebtedness and with its Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing, but, to the extent of the value of the collateral securing such debt, rank effectively senior to all of the Authority’s and its existing and future guarantor subsidiaries’ unsecured senior indebtedness, including its 2005 6 1/8% Senior Unsecured Notes and its Senior and Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2009 Second Lien Senior Secured Notes rank senior to all of the Authority’s and its existing and future guarantor subsidiaries’ subordinated indebtedness, including its 2001 8 3/8% Senior Subordinated Notes, its 2002 8% Senior Subordinated Notes, its 2004 7 1/8% Senior Subordinated Notes and its 2005 6 7/8% Senior Subordinated Notes. As of March 31, 2010, accrued interest on the 2009 Second Lien Senior Secured Notes was $9.8 million.

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

2005 6 1/8% Senior Unsecured Notes

In February 2005, the Authority issued $250.0 million Senior Unsecured Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Unsecured Notes”). The 2005 Senior Unsecured Notes mature on February 15, 2013. The first call date for the 2005 Senior Unsecured Notes was February 15, 2009. Interest on the 2005 Senior Unsecured Notes is payable semi-annually on February 15th and August 15th. The 2005 Senior Unsecured Notes are uncollateralized general obligations of the Authority, and are effectively subordinated to all of the Authority’s and its existing and future guarantor subsidiaries’ senior secured indebtedness, including borrowings under the Bank Credit Facility and the 2009 Second Lien Senior Secured Notes, to the extent of the value of the collateral securing such debt. The 2005 Senior Unsecured Notes rank equally in right of payment with the 2009 Second Lien Senior Secured Notes and the Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Unsecured Notes rank senior to the Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing and all of the Authority’s and its existing and future guarantor subsidiaries’ subordinated indebtedness, including the 2001 8 3/8% Senior Subordinated Notes, the 2002 8% Senior Subordinated Notes, the 2004 7 1/8% Senior Subordinated Notes and the 2005 6 7/8% Senior Subordinated Notes. As of March 31, 2010 and September 30, 2009, accrued interest on the 2005 Senior Unsecured Notes was $1.9 million.

The 2005 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities.

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

In August 2004, the Authority completed a cash tender offer and consent solicitation and repurchase of $133.7 million aggregate principal amount of the 2001 Senior Subordinated Notes. As part of the tender offer, the Authority solicited and received requisite consents, which substantially eliminated all of the restrictive covenants thereunder.

In March 2009, the Authority repurchased and extinguished an additional principal amount of $14.3 million of the outstanding 2001 Senior Subordinated Notes. The aggregate amount paid for this purchase was approximately $6.1 million, which represented a purchase price of approximately $5.8 million and accrued interest of $273,000. The Authority realized a gain on early extinguishment of debt in connection with this transaction totaling approximately $8.5 million, which was recorded in the accompanying condensed consolidated statements of income for the three months and six months ended March 31, 2009. An aggregate principal amount of approximately $2.0 million of the 2001 Senior Subordinated Notes remains outstanding as of March 31, 2010. As of March 31, 2010 and September 30, 2009, accrued interest on the 2001 Senior Subordinated Notes was $42,000.

The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire the outstanding 2001 Senior Subordinated Notes or other indebtedness for cash in open market purchases, privately negotiated transactions or otherwise, to reduce the amount of the Authority’s outstanding indebtedness. Any such transactions will depend on prevailing market conditions and the Authority’s liquidity and covenant restrictions, among other factors.

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.000% per annum (the “2002 Senior Subordinated Notes”). The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes was April 1, 2007. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1st and October 1st. As of March 31, 2010 and September 30, 2009, accrued interest on the 2002 Senior Subordinated Notes was $10.0 million.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes was August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. As of March 31, 2010 and September 30, 2009, accrued interest on the 2004 Senior Subordinated Notes was $2.0 million.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2005 6 7/8% Senior Subordinated Notes

In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes was February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. As of March 31, 2010 and September 30, 2009, accrued interest on the 2005 Senior Subordinated Notes was $1.3 million.

The Authority’s senior subordinated notes are uncollateralized general obligations of the Authority, and are subordinated to borrowings under the Bank Credit Facility, the 2009 Second Lien Senior Secured Notes, the 2005 Senior Unsecured Notes and the Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The senior subordinated notes rank equally in right of payment with each other and the Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, WTG and MTGA Gaming, except for the 2001 Senior Subordinated Notes, which are fully and unconditionally guaranteed solely by MBC. Refer to Note 8 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the continued existence of the Authority. As of March 31, 2010, both the Authority and the Tribe were in compliance with all of their respective covenant requirements under the senior and senior subordinated note indentures.

NOTE 4—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and certain administrative services to the Authority in conjunction with the operation of Mohegan Sun. For the three months ended March 31, 2010 and 2009, the Authority incurred $7.0 million and $2.5 million, respectively, and for the six months ended March 31, 2010 and 2009, the Authority incurred $14.0 million and $9.6 million, respectively, of expenses for such services.

The Authority purchases the majority of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. For the three months ended March 31, 2010 and 2009, the Authority incurred costs of $6.2 million and $4.7 million, respectively, and for the six months ended March 31, 2010 and 2009, the Authority incurred $12.6 million and $11.0 million, respectively, for such utilities.

In September 2009, the Tribe loaned Salishan-Mohegan $10.0 million (the “Mohegan Tribe Promissory Note”), which was used to repay revolving loans under the Salishan Credit Facility in connection with an amendment to the Salishan Credit Facility. The promissory note executed by Salishan-Mohegan in favor of the Tribe provides for the accrual of interest at an annual rate of 15.0% and matures on October 1, 2010. Accrued interest is paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity. For the three months and six months ended March 31, 2010, the Authority incurred interest expense associated with the Mohegan Tribe Promissory Note of $370,000 and $744,000, respectively. As of March 31, 2010 and September 30, 2009, accrued interest on the Mohegan Tribe Promissory Note was $624,000 and $4,000, respectively.

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

The Authority is a tenant under a land lease agreement with the Tribe for access to Mohegan Sun. For each of the three months ended March 31, 2010 and 2009, the Authority expensed $12,000, and for each of the six months ended March 31, 2010 and 2009, the Authority expensed $24,000, relating to this land lease agreement.

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

In September 2009, the Authority entered into a settlement agreement with the State of Connecticut regarding contribution payments on the Authority’s free promotional slot play program and the distribution of previously escrowed payments, following litigation between the State of Connecticut and the MPT concerning similar issues. Under the terms of the settlement agreement, effective July 1, 2009, the State of Connecticut agreed that no value shall be attributed to free promotional slot plays utilized by patrons at Mohegan Sun for purposes of calculating monthly contribution payments, provided that the aggregate amount of such free promotional slot plays during any month does not exceed 5.5% of gross revenues from slot machines for such month. In the event free promotional slot plays exceed 5.5% of monthly gross revenues from slot machines, contribution payments are required on such excess face amount of free promotional slot plays at the same rate as Slot Win Contribution payments, or 25%.

The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $46.8 million and $48.8 million for the three months ended March 31, 2010 and 2009, respectively. For the six months ended March 31, 2010 and 2009, expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaled $92.1 million and $98.9 million, respectively. As of March 31, 2010 and September 30, 2009, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $16.2 million and $14.9 million, respectively.

Pennsylvania Slot Tax

Downs Racing holds a Category One slot machine license issued by the Pennsylvania Gaming Control Board (the “PGCB”) for the operation of slot machines at Mohegan Sun at Pocono Downs. This license permits Downs Racing to install and operate up to 3,000 slot machines at Mohegan Sun at Pocono Downs, expandable to up to a total of 5,000 slot machines upon request and approval of the PGCB.

The Pennsylvania Race Horse Development and Gaming Act stipulates that holders of Category One slot machine licenses must pay a portion of revenues earned on slot machines to the PGCB on a daily basis (“Pennsylvania Slot Tax”), which includes local share assessments to be paid to the cities and municipalities hosting Mohegan Sun at Pocono Downs and amounts to be paid to the Pennsylvania Harness Horsemen’s Association, Inc. (the “PHHA”). The Pennsylvania Slot Tax payable to the PGCB on a daily basis is currently 55% of gross revenues from slot machines, 2% of which is subject to a $10.0 million minimum annual threshold. Downs Racing must pay to the PGCB, on an annual basis, amounts necessary to ensure that the host cities and municipalities receive an annual minimum of $10.0 million from the local share assessments. Downs Racing maintains a $1.5 million escrow deposit in the name of the Commonwealth of Pennsylvania for Pennsylvania Slot Tax payments to the PGCB, which was included in other assets, net, in the accompanying condensed consolidated balance sheets.

The Authority reflected expenses associated with the Pennsylvania Slot Tax totaling $31.6 million and $30.7 million for the three months ended March 31, 2010 and 2009, respectively. For the six months ended March 31, 2010 and 2009, expenses associated with the Pennsylvania Slot Tax totaled $61.9 million and $59.3 million, respectively. As of March 31, 2010 and September 30, 2009, outstanding Pennsylvania Slot Tax payments totaled $1.9 million and $4.6 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Priority Distribution

In August 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s Net Cash Flow, as defined under the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate priority distribution payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with a formula specified in the Priority Distribution Agreement to reflect the effects of inflation. Payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental and administrative services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly priority distribution payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its Net Cash Flow, as defined under the Priority Distribution Agreement, and are not secured by a lien or encumbrance on any assets or properties of the Authority. The Authority reflected payments associated with the Priority Distribution Agreement totaling $4.5 million for each of the three months ended March 31, 2010 and 2009. For the six months ended March 31, 2010 and 2009, payments associated with the Priority Distribution Agreement totaled $9.0 million and $8.9 million, respectively.

Horsemen’s Agreement

In January 2005, Downs Racing entered into an agreement with the PHHA, which represents owners, trainers and drivers at the Mohegan Sun at Pocono Downs’ harness racing facility. The agreement governs all live harness racing events and simulcasting and account wagering conducted at Mohegan Sun at Pocono Downs and the OTW facilities through December 31, 2010. As of March 31, 2010 and September 30, 2009, outstanding amounts to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $9.7 million and $9.1 million, respectively.

Project Horizon Suspension

In September 2008, the Authority announced the suspension of the hotel, retail and new parking garage elements of Project Horizon due to a slowdown in business volumes and uncertainties in the financial markets resulting from the national economic recession. The Authority is currently evaluating its options with respect to the development of the suspended elements, including the new hotel; however, it can provide no assurance as to if or when the suspended elements will resume. The specific factors that the Authority will consider in determining the feasibility of the suspended elements include its financial performance, cash flow projections expected to be realized from the project, estimated project costs, ability to obtain financing, economic conditions, industry trends and competition. As of March 31, 2010 and September 30, 2009, assets related to the suspended elements totaled $75.9 million and $78.3 million, respectively, and were included in property and equipment, net, in the accompanying condensed consolidated balance sheets. The Authority currently believes that the assets related to the suspended elements have a future benefit.

The following information summarizes the contingencies with respect to the suspended elements of Project Horizon:

Severance

The Authority terminated certain construction-related employees following the suspension of Project Horizon. The costs associated with the related post-employment severance benefits were expensed at the time the termination was communicated to the employees. For the three months ended March 31, 2010 and 2009, the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Authority incurred $135,000 and $5,000, respectively, and for the six months ended March 31, 2010 and 2009, the Authority incurred $239,000 and $591,000, respectively, of such expenses.

Construction Materials and Other Costs

Certain construction materials purchased and design and architectural work completed in connection with Project Horizon may not be utilized if the suspended elements do not resume. The related costs and expenses will be expensed at the time such assets are determined to no longer have a future benefit or value to the Authority. For the three months and six months ended March 31, 2010, the Authority expensed $55,000 and $276,000, respectively, of such assets, which were recorded in other expense, net, in the accompanying respective condensed consolidated statements of income. For the three months and six months ended March 31, 2009, the Authority did not expense any such asset.

Mohegan Sun at Pocono Downs Purchase Settlement

In August 2006, the Authority entered into an amendment to the purchase agreement for Mohegan Sun at Pocono Downs with the seller, a subsidiary of Penn National Gaming, Inc. Pursuant to the amendment, in exchange for the Authority’s agreement to modify certain provisions of the purchase agreement, including the elimination of the Authority’s post-closing termination rights, the Authority agreed to receive an aggregate refund of $30.0 million of the original purchase price for the Pennsylvania Entities, payable in five annual installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million in November 2007, 2008, 2009, 2010 and 2011, respectively. The Authority received the $7.0 million installments due in November 2007 and 2008.

In March 2009, the parties entered into an agreement to accelerate the remaining $16.0 million outstanding refund payment due to the Authority and discount the amount of such balance to approximately $13.1 million, which the Authority received in March 2009. The Authority incurred a non-cash loss in connection with this transaction totaling approximately $1.6 million, which is recorded in other expense, net, in the accompanying condensed consolidated statements of income for the three months and six months ended March 31, 2009.

Litigation

The Authority is a defendant in certain litigation incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material effect on the Authority’s financial position, results of operations or cash flows.

NOTE 6—RELINQUISHMENT AGREEMENT:

In February 1998, the Authority and Trading Cove Associates (“TCA”) entered into a relinquishment agreement (the “Relinquishment Agreement”). Effective January 1, 2000 (the “Relinquishment Date”), the Relinquishment Agreement superseded a then-existing management agreement with TCA. The Relinquishment Agreement provides, among other things, that the Authority will make certain payments to TCA out of, and determined as a percentage of, Revenues, as defined under the Relinquishment Agreement, generated by Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments (“Senior Relinquishment Payments” and “Junior Relinquishment Payments”) have separate schedules and priorities. Senior Relinquishment Payments commenced on April 25, 2000, 25 days following the end of the first three-month period after the Relinquishment Date and continue at the end of each three-month period thereafter until January 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, 25 days following the end of

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

the first six-month period after the Relinquishment Date and continue at the end of each six-month period thereafter until January 25, 2015. Each Senior and Junior Relinquishment Payment is an amount equal to 2.5% of the Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. Revenues are defined under the Relinquishment Agreement as gross gaming revenues, other than Class II Gaming revenues, and all other revenues, as defined, including, without limitation, hotel revenues, room service revenues, food and beverage revenues, ticket revenues, fees or receipts from the convention/events center and all rental revenues or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires, derived directly or indirectly from the facilities, as defined. Revenues under the Relinquishment Agreement exclude revenues generated from certain expansion areas of Mohegan Sun, such as Casino of the Wind, as such areas do not constitute facilities as defined under the Relinquishment Agreement.

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

A relinquishment liability of $549.1 million was established at September 30, 1998 based on the present value of the estimated future Mohegan Sun revenues utilizing the Authority’s risk-free investment rate. At March 31, 2010, the carrying amount of the relinquishment liability was $277.6 million as compared to $298.4 million at September 30, 2009. The decrease in the relinquishment liability during the six months ended March 31, 2010 was due to $28.5 million in relinquishment payments. This reduction in the liability was offset by $7.7 million representing the accretion of discount to the relinquishment liability.

Relinquishment payments consisted of the following (in millions):

	For the Six Months Ended March 31,
	2010	2009
Principal	$19.5	$20.7
Accretion of discount	9.0	11.9

Total payments	$28.5	$32.6

The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of March 31, 2010 and September 30, 2009, relinquishment payments earned but unpaid were $14.1 million and $14.7 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

NOTE 7—SEGMENT REPORTING:

As of March 31, 2010, the Authority owns and operates Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club (collectively, the “Connecticut Entities”), and the Pennsylvania Entities. All of the Authority’s revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics. The Authority’s executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Entities and the Pennsylvania Entities on a separate basis. The Authority, therefore, believes that it has two separate reportable segments due to the differing nature of their operations: (1) Mohegan Sun, which includes the operations of the Connecticut Entities, and (2) Mohegan Sun at Pocono Downs, which is comprised of the operations of the Pennsylvania Entities. The following tables provide financial information related to each segment (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2010	2009	2010	2009
Net revenues:
Mohegan Sun	$290,079	$290,426	$572,170	$597,909
Mohegan Sun at Pocono Downs	62,216	60,937	121,936	117,485

Total	352,295	351,363	694,106	715,394

Income (loss) from operations:
Mohegan Sun	52,364	58,789	92,286	92,835
Mohegan Sun at Pocono Downs	3,891	3,454	6,148	2,444
Corporate	(4,068)	(3,613)	(8,417)	(8,642)

Total	52,187	58,630	90,017	86,637
Accretion of discount to the relinquishment liability	(3,857)	(5,106)	(7,713)	(10,212)
Interest income	620	1,536	1,352	2,525
Interest expense, net of capitalized interest	(29,319)	(28,499)	(57,868)	(56,164)
Gain (loss) on early extinguishment of debt	—	8,466	(1,584)	8,466
Write-off of debt issuance costs	—	—	(338)	—
Other expense, net	(147)	(2,294)	(491)	(2,927)

Net income	19,484	32,733	23,375	28,325
Loss attributable to non-controlling interests	543	492	1,056	1,123

Net income attributable to Mohegan Tribal Gaming Authority	$20,027	$33,225	$24,431	$29,448

	For the Six Months Ended March 31,
	2010	2009
Capital expenditures:
Mohegan Sun	$11,514	$48,944
Mohegan Sun at Pocono Downs	2,789	2,525

Total	$14,303	$51,469

	March 31, 2010	September 30, 2009
Total assets:
Mohegan Sun	$1,615,774	$1,636,007
Mohegan Sun at Pocono Downs	577,342	587,860
Corporate	74,027	71,216

Total	$2,267,143	$2,295,083

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

NOTE 8—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of March 31, 2010, substantially all of the Authority’s outstanding debt, including its Bank Credit Facility, 2009 Second Lien Senior Secured Notes, 2005 Senior Unsecured Notes, 2002 Senior Subordinated Notes, 2004 Senior Subordinated Notes and 2005 Senior Subordinated Notes, is fully and unconditionally guaranteed, on a joint and several basis, by the following subsidiaries of the Authority: MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG. The 2001 Senior Subordinated Notes are fully and unconditionally guaranteed by MBC, a wholly-owned subsidiary. Separate financial statements and other disclosures concerning MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 7 is adequate for investor analysis of these subsidiaries. Separate financial statements for WTG are provided as it is a non wholly-owned guarantor subsidiary. Condensed consolidating financial statement information for the Authority, its wholly-owned guarantor subsidiary, MBC, its other wholly-owned guarantor subsidiaries, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW and MTGA Gaming, its non wholly-owned guarantor subsidiary, WTG, and its non-guarantor entities, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries, as of March 31, 2010 and September 30, 2009 and for the three months and six months ended March 31, 2010 and 2009 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2010
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,375,427	$68	$245,620	$—	$245,688	$19,951	$—	$1,641,066
Intercompany receivables	456,015	—	16,921	—	16,921	—	(472,936)	—
Investment in subsidiaries	118,799	—	9,615	—	9,615	—	(128,414)	—
Other intangible assets, net	120,907	4,178	265,367	—	269,545	—	—	390,452
Other assets, net	138,180	88	73,442	231	73,761	23,684	—	235,625

Total assets	$2,209,328	$4,334	$610,965	$231	$615,530	$43,635	$(601,350)	$2,267,143

LIABILITIES AND CAPITAL
Total current liabilities	$232,559	$2,266	$26,877	$—	$29,143	$15,104	$—	$276,806
Long-term debt and capital leases, net of current portion	1,608,755	—	—	600	600	—	—	1,609,355
Debt, due to Mohegan Tribe	—	—	—	—	—	10,000	—	10,000
Relinquishment liability, net of current portion	205,410	—	—	—	—	—	—	205,410
Intercompany payables	—	—	456,015	4,979	460,994	11,942	(472,936)	—
Other long-term liabilities	452	—	—	—	—	—	—	452

Total liabilities	2,047,176	2,266	482,892	5,579	490,737	37,046	(472,936)	2,102,023
Mohegan Tribal Gaming Authority capital	162,152	2,068	128,073	(5,348)	124,793	6,589	(131,698)	161,836
Non-controlling interests	—	—	—	—	—	—	3,284	3,284

Total liabilities and capital	$2,209,328	$4,334	$610,965	$231	$615,530	$43,635	$(601,350)	$2,267,143

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months Ended March 31, 2010
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$290,076	$6	$62,217	$—	$62,223	$—	$(4)	$352,295
Operating costs and expenses:
Gaming and other operations	175,715	324	46,173	—	46,497	—	(4)	222,208
Advertising, general and administrative	45,999	280	6,680	3	6,963	903	—	53,865
Pre-opening costs and expenses	—	—	486	—	486	—	—	486
Depreciation and amortization	18,065	63	5,421	—	5,484	—	—	23,549

Total operating costs and expenses	239,779	667	58,760	3	59,430	903	(4)	300,108

Income (loss) from operations	50,297	(661)	3,457	(3)	2,793	(903)	—	52,187
Accretion of discount to the relinquishment liability	(3,857)	—	—	—	—	—	—	(3,857)
Interest expense, net of capitalized interest	(16,295)	(6)	(12,509)	(206)	(12,721)	(664)	361	(29,319)
Loss on interests in subsidiaries	(10,020)	—	(494)	—	(494)	—	10,514	—
Other income (expense), net	(98)	—	371	—	371	561	(361)	473

Net income (loss)	20,027	(667)	(9,175)	(209)	(10,051)	(1,006)	10,514	19,484
Loss attributable to non-controlling interests	—	—	31	—	31	—	512	543

Net income (loss) attributable to Mohegan Tribal Gaming Authority	$20,027	$(667)	$(9,144)	$(209)	$(10,020)	$(1,006)	$11,026	$20,027

	For the Three Months Ended March 31, 2009
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$290,429	$1	$60,937	$—	$60,938	$(4)	$—	$351,363
Operating costs and expenses:
Gaming and other operations	173,412	345	44,733	—	45,078	—	—	218,490
Advertising, general and administrative	39,693	254	6,991	216	7,461	1,155	—	48,309
Pre-opening costs and expenses	8	—	33	—	33	—	—	41
Depreciation and amortization	19,594	96	6,203	—	6,299	—	—	25,893

Total operating costs and expenses	232,707	695	57,960	216	58,871	1,155	—	292,733

Income (loss) from operations	57,722	(694)	2,977	(216)	2,067	(1,159)	—	58,630
Accretion of discount to the relinquishment liability	(5,106)	—	—	—	—	—	—	(5,106)
Interest expense, net of capitalized interest	(16,296)	(20)	(12,001)	(156)	(12,177)	(329)	303	(28,499)
Gain on early extinguishment of debt	8,466	—	—	—	—	—	—	8,466
Loss on interests in subsidiaries	(9,332)	—	(471)	—	(471)	—	9,803	—
Other income (expense), net	(2,229)	—	1,012	237	1,249	525	(303)	(758)

Net income (loss)	33,225	(714)	(8,483)	(135)	(9,332)	(963)	9,803	32,733
Loss attributable to non-controlling interests	—	—	—	—	—	4	488	492

Net income (loss) attributable to Mohegan Tribal Gaming Authority	$33,225	$(714)	$(8,483)	$(135)	$(9,332)	$(959)	$10,291	$33,225

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

	For the Six Months Ended March 31, 2010
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$571,987	$27	$122,098	$—	$122,125	$(1)	$(5)	$694,106
Operating costs and expenses:
Gaming and other operations	353,462	630	91,687	—	92,317	—	(5)	445,774
Advertising, general and administrative	92,982	496	13,404	98	13,998	1,827	—	108,807
Pre-opening costs and expenses	42	—	486	—	486	—	—	528
Depreciation and amortization	37,485	152	11,343	—	11,495	—	—	48,980

Total operating costs and expenses	483,971	1,278	116,920	98	118,296	1,827	(5)	604,089

Income (loss) from operations	88,016	(1,251)	5,178	(98)	3,829	(1,828)	—	90,017
Accretion of discount to the relinquishment liability	(7,713)	—	—	—	—	—	—	(7,713)
Interest expense, net of capitalized interest	(32,166)	(15)	(24,663)	(400)	(25,078)	(1,332)	708	(57,868)
Loss on early extinguishment of debt	(1,584)	—	—	—	—	—	—	(1,584)
Loss on interests in subsidiaries	(21,418)	—	(947)	—	(947)	—	22,365	—
Other income (expense), net	(704)	—	705	—	705	1,230	(708)	523

Net income (loss)	24,431	(1,266)	(19,727)	(498)	(21,491)	(1,930)	22,365	23,375
Loss attributable to non-controlling interests	—	—	73	—	73	—	983	1,056

Net income (loss) attributable to Mohegan Tribal Gaming Authority	$24,431	$(1,266)	$(19,654)	$(498)	$(21,418)	$(1,930)	$23,348	$24,431

	For the Six Months Ended March 31, 2009
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$597,743	$1	$117,660	$—	$117,661	$(7)	$(3)	$715,394
Operating costs and expenses:
Gaming and other operations	377,823	642	89,494	—	90,136	—	(3)	467,956
Advertising, general and administrative	90,069	511	13,952	911	15,374	2,657	—	108,100
Pre-opening costs and expenses	58	—	224	—	224	—	—	282
Depreciation and amortization	39,757	194	12,468	—	12,662	—	—	52,419

Total operating costs and expenses	507,707	1,347	116,138	911	118,396	2,657	(3)	628,757

Income (loss) from operations	90,036	(1,346)	1,522	(911)	(735)	(2,664)	—	86,637
Accretion of discount to the relinquishment liability	(10,212)	—	—	—	—	—	—	(10,212)
Interest expense, net of capitalized interest	(31,274)	(57)	(24,351)	(298)	(24,706)	(791)	607	(56,164)
Gain on early extinguishment of debt	8,466	—	—	—	—	—	—	8,466
Loss on interests in subsidiaries	(25,018)	—	(1,067)	—	(1,067)	—	26,085	—
Other income (expense), net	(2,550)	—	1,019	471	1,490	1,265	(607)	(402)

Net income (loss)	29,448	(1,403)	(22,877)	(738)	(25,018)	(2,190)	26,085	28,325
Loss attributable to non-controlling interests	—	—	—	—	—	14	1,109	1,123

Net income (loss) attributable to Mohegan Tribal Gaming Authority	$29,448	$(1,403)	$(22,877)	$(738)	$(25,018)	$(2,176)	$27,194	$29,448

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31, 2010
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$75,820	$(538)	$19,310	$(41)	$18,731	$(1,320)	$—	$93,231

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(22,362)	(2)	(3,458)	—	(3,460)	—	—	(25,822)
Other cash flows provided by (used in) investing activities	14,506	—	104	(132)	(28)	(524)	(13,864)	90

Net cash flows used in investing activities	(7,856)	(2)	(3,354)	(132)	(3,488)	(524)	(13,864)	(25,732)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	184,000	—	—	—	—	—	—	184,000
Bank Credit Facility repayments—revolving loan	(218,000)	—	—	—	—	—	—	(218,000)
Bank Credit Facility repayments—term loan	(147,000)	—	—	—	—	—	—	(147,000)
Line of Credit borrowings	226,011	—	—	—	—	—	—	226,011
Line of Credit repayments	(235,515)	—	—	—	—	—	—	(235,515)
Proceeds from issuance of long-term debt	192,468	—	—	—	—	—	—	192,468
Principal portion of relinquishment liability payments	(19,548)	—	—	—	—	—	—	(19,548)
Distributions to Tribe	(38,450)	—	—	—	—	—	—	(38,450)
Capitalized debt issuance costs	(8,178)	—	—	—	—	—	—	(8,178)
Other cash flows provided by (used in) financing activities	(1,657)	602	(14,932)	168	(14,162)	1,966	13,864	11

Net cash flows provided by (used in) financing activities	(65,869)	602	(14,932)	168	(14,162)	1,966	13,864	(64,201)

Net increase (decrease) in cash and cash equivalents	2,095	62	1,024	(5)	1,081	122	—	3,298
Cash and cash equivalents at beginning of period	45,302	(75)	18,680	196	18,801	561	—	64,664

Cash and cash equivalents at end of period	$47,397	$(13)	$19,704	$191	$19,882	$683	$—	$67,962

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

	For the Six Months Ended March 31, 2009
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$67,959	$(1,006)	$14,028	$—	$13,022	$(4,457)	$—	$76,524

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(83,864)	—	(30,926)	—	(30,926)	—	—	(114,790)
Proceeds from amendment to the purchase agreement for Mohegan Sun at Pocono Downs	20,063	—	—	—	—	—	—	20,063
Other cash flows provided by (used in) investing activities	(3,041)	—	2,123	(540)	1,583	(736)	3,881	1,687

Net cash flows used in investing activities	(66,842)	—	(28,803)	(540)	(29,343)	(736)	3,881	(93,040)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	495,000	—	—	—	—	—	—	495,000
Bank Credit Facility repayments—revolving loan	(301,000)	—	—	—	—	—	—	(301,000)
Bank Credit Facility repayments—term loan	(151,500)	—	—	—	—	—	—	(151,500)
Line of Credit borrowings	270,488	—	—	—	—	—	—	270,488
Line of Credit repayments	(259,057)	—	—	—	—	—	—	(259,057)
Principal portion of relinquishment liability payments	(20,725)	—	—	—	—	—	—	(20,725)
Distributions to Tribe	(22,047)	—	—	—	—	—	—	(22,047)
Capitalized debt issuance costs	(9,745)	—	—	—	—	—	—	(9,745)
Other cash flows provided by (used in) financing activities	(8,100)	1,007	2,531	555	4,093	3,304	(3,881)	(4,584)

Net cash flows provided by (used in) financing activities	(6,686)	1,007	2,531	555	4,093	3,304	(3,881)	(3,170)

Net increase (decrease) in cash and cash equivalents	(5,569)	1	(12,244)	15	(12,228)	(1,889)	—	(19,686)
Cash and cash equivalents at beginning of period	54,730	(13)	26,322	172	26,481	1,989	—	83,200

Cash and cash equivalents at end of period	$49,161	$(12)	$14,078	$187	$14,253	$100	$—	$63,514

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

Mohegan Tribal Gaming Authority:

We have reviewed the accompanying condensed consolidated balance sheet of the Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) as of March 31, 2010, and the related condensed consolidated statements of income and of changes in capital for each of the three-month and six-month periods ended March 31, 2010 and 2009 and the condensed consolidated statement of cash flows for the six-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Authority’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 30, 2009, and the related consolidated statements of income, of changes in capital and of cash flows for the year then ended (not presented herein), and in our report dated December 28, 2009 we expressed an unqualified opinion on those consolidated financial statements. As discussed in note 2 to the condensed consolidated financial statements, the Authority changed the way it accounts for noncontrolling interests as of October 1, 2009. The accompanying September 30, 2009 condensed consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP

Hartford, CT

May 14, 2010

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

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

Page Number
Financial Statements

Condensed Balance Sheets as of March 31, 2010 and September 30, 2009 (unaudited)	29

Condensed Statements of Loss for the Three Months and Six Months Ended March 31, 2010 and 2009 and for the Period from Inception (February 27, 2007) through March 31, 2010 (unaudited)	30

Condensed Statements of Changes in Members’ Equity (Deficit) for the Three Months and Six Months Ended March 31, 2010 and 2009 and for the Period from Inception (February 27, 2007) through March 31, 2010 (unaudited)	31

Condensed Statements of Cash Flows for the Six Months Ended March 31, 2010 and 2009 and for the Period from Inception (February 27, 2007) through March 31, 2010 (unaudited)	32

Notes to the Condensed Financial Statements (unaudited)	33

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2010	September 30, 2009
ASSETS
Cash and cash equivalents	$191,181	$196,050
Option payment advances	40,000	—

Total assets	$231,181	$196,050

LIABILITIES AND MEMBERS’ DEFICIT
Liabilities:
Trade payables and accrued expenses	$136	$34,360
Due to member—Mohegan Ventures Wisconsin, LLC	4,978,596	4,411,460
Note Payable to Menominee Kenosha Gaming Authority	600,000	600,000

Total liabilities	5,578,732	5,045,820

Commitments and Contingencies

Members’ deficit:
Deficit accumulated during the development stage	(12,867,837)	(12,370,056)
Member capital—Mohegan Ventures Wisconsin, LLC	6,419,316	6,419,316
Member capital—Mohegan Ventures, LLC	1,100,970	1,100,970

Total members’ deficit	(5,347,551)	(4,849,770)

Total liabilities and members’ deficit	$231,181	$196,050

The accompanying notes are an integral part of these condensed financial statements.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF LOSS

(unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	For the Six Months Ended March 31, 2010	For the Six Months Ended March 31, 2009	For the Period from Inception (February 27, 2007) through March 31, 2010
Operating costs and expenses:
Provision for loss on receivables	$3,090	$216,037	$97,178	$910,611	$9,563,523
Amortization of development rights	—	—	—	—	3,689,287
Other operating costs and expenses	366	225	729	304	2,817

Total operating costs and expenses	3,456	216,262	97,907	910,915	13,255,627

Loss from operations	(3,456)	(216,262)	(97,907)	(910,915)	(13,255,627)

Other income (expense):
Interest income	—	237,150	—	470,660	1,816,482
Interest expense	(205,670)	(156,013)	(399,874)	(297,637)	(1,428,692)

Total other income (expense)	(205,670)	81,137	(399,874)	173,023	387,790

Net loss	$(209,126)	$(135,125)	$(497,781)	$(737,892)	$(12,867,837)

The accompanying notes are an integral part of these condensed financial statements.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)

(unaudited)

	Mohegan Ventures Wisconsin, LLC	Mohegan Ventures, LLC	Total Members’ Equity (Deficit)
Balances at December 31, 2009	$(4,386,159)	$(752,266)	$(5,138,425)
Net loss	(178,510)	(30,616)	(209,126)

Balances at March 31, 2010	$(4,564,669)	$(782,882)	$(5,347,551)

Balances at December 31, 2008	$(3,558,548)	$(610,323)	$(4,168,871)
Net loss	(115,343)	(19,782)	(135,125)

Balances at March 31, 2009	$(3,673,891)	$(630,105)	$(4,303,996)

Balances at September 30, 2009	$(4,139,763)	$(710,007)	$(4,849,770)
Net loss	(424,906)	(72,875)	(497,781)

Balances at March 31, 2010	$(4,564,669)	$(782,882)	$(5,347,551)

Balances at September 30, 2008	$(3,044,026)	$(522,078)	$(3,566,104)
Net loss	(629,865)	(108,027)	(737,892)

Balances at March 31, 2009	$(3,673,891)	$(630,105)	$(4,303,996)

Balances at inception (February 27, 2007)	$—	$—	$—
Member capital contributions	6,380,771	1,139,515	7,520,286
Member capital adjustments	38,545	(38,545)	—
Net loss	(335,467)	(57,536)	(393,003)

Balances at September 30, 2007	$6,083,849	$1,043,434	$7,127,283

Net loss	(9,127,875)	(1,565,512)	(10,693,387)

Balances at September 30, 2008	$(3,044,026)	$(522,078)	$(3,566,104)

Net loss	(1,095,737)	(187,929)	(1,283,666)

Balances at September 30, 2009	$(4,139,763)	$(710,007)	$(4,849,770)

Net loss	(424,906)	(72,875)	(497,781)

Balances at March 31, 2010	$(4,564,669)	$(782,882)	$(5,347,551)

The accompanying notes are an integral part of these condensed financial statements.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended March 31, 2010	For the Six Months Ended March 31, 2009	For the Period from Inception (February 27, 2007) through March 31, 2010
Cash flows provided by (used in) operating activities:
Net loss	$(497,781)	$(737,892)	$(12,867,837)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Provision for loss on receivables from Menominee Indian Tribe of Wisconsin	97,178	910,611	9,563,523
Amortization of development rights	—	—	3,689,287
Changes in operating assets and liabilities:
Increase in option payment advances	(40,000)	—	(40,000)
Increase in interest receivables from Menominee Indian Tribe of Wisconsin	—	(470,660)	(1,816,482)
Increase in interest due to member—Mohegan Ventures Wisconsin, LLC	399,874	297,637	1,428,692

Net cash flows used in operating activities	(40,729)	(304)	(42,817)

Cash flows used in investing activities:
Acquisition of Menominee Project development rights and other related assets	—	—	(6,380,771)
Increase in receivables from Menominee Indian Tribe of Wisconsin	(131,402)	(539,738)	(3,315,906)

Net cash flows used in investing activities	(131,402)	(539,738)	(9,696,677)

Cash flows provided by financing activities:
Advances from member—Mohegan Ventures Wisconsin, LLC	167,262	555,521	3,549,904
Member contributions—Mohegan Ventures Wisconsin, LLC	—	—	6,380,771

Net cash flows provided by financing activities	167,262	555,521	9,930,675

Net increase (decrease) in cash and cash equivalents	(4,869)	15,479	191,181
Cash and cash equivalents at beginning of period	196,050	171,787	—

Cash and cash equivalents at end of period	$191,181	$187,266	$191,181

Supplemental disclosure:
Non-cash member contributions—Wisconsin Tribal Gaming, LLC Mohegan Ventures, LLC forgiveness of debt	$—	$—	$1,139,515

Total non-cash member contributions	$—	$—	$1,139,515

The accompanying notes are an integral part of these condensed financial statements.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—FORMATION AND NATURE OF BUSINESS

In March 2007, Wisconsin Tribal Gaming, LLC (“WTG”) was formed to participate in a proposed development of a casino to be owned by the federally-recognized Menominee Indian Tribe of Wisconsin (the “Menominee Tribe”) and to be located in Kenosha, Wisconsin (the “Menominee Project”). WTG consists of two members, a wholly-owned subsidiary of the Mohegan Tribal Gaming Authority (the “Authority”), Mohegan Ventures Wisconsin, LLC (“MVW”), which holds an 85.4% membership interest in WTG, and a wholly-owned subsidiary of the Mohegan Tribe, Mohegan Ventures, LLC (“MV”), which holds the remaining 14.6% membership interest. The Authority has designated WTG as a restricted subsidiary, and therefore, WTG is a guarantor of the Authority’s debt obligations under its Bank Credit Facility and certain of its note indentures (refer to Note 6).

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

As a result of previously reported decisions and policy guidance from the U.S. Department of the Interior’s Bureau of Indian Affairs (the “BIA”), WTG fully reserved the WTG receivables pertaining to reimbursable development costs and expenses in connection with the Menominee Project and wrote-off the remaining related development rights intangible asset as of September 30, 2008.

In January 2009, the BIA informed the Menominee Tribe of the decision by the United States Secretary of the Interior to decline to take the Menominee Project site in Kenosha into trust for the tribe, based on the BIA’s January 2008 guidance on taking off-reservation land into trust for gaming. In May 2009, the Menominee Tribe filed a lawsuit against the federal government in United States District Court challenging that rejection. As of March 31, 2010, that lawsuit remains pending and the WTG receivables remain fully reserved.

WTG is considered a development stage company as defined under the authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”). Since inception, WTG’s sole purpose has been the development of the proposed casino described above. WTG has incurred losses since inception and has an accumulated deficit of $12,867,837 at March 31, 2010. If WTG incurs additional expenditures in the future in connection with the development of the Menominee Project, such expenditures are expected to be funded through capital contributions of MVW and MV. WTG has received a commitment from MVW that it will not demand repayment of any amounts then due and owing prior to April 1, 2011.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period, have been included. Operating results for the three months and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.

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

Option Payment Advances

Option payment advances in the accompanying condensed balance sheets consist of amounts owed by the Menominee Tribe for payments made by WTG to the owners of the Dairyland Greyhound Park (“Dairyland”) in accordance with the option agreement discussed under Note 5. Option payment advances that were outstanding as of March 31, 2010 are expected to be reimbursed in full by the Menominee Tribe in three months or less.

Receivables from the Menominee Indian Tribe of Wisconsin

Receivables from the Menominee Tribe, net of allowances, in the accompanying condensed balance sheets, consist primarily of reimbursable costs and expenses advanced by WTG on behalf of the Menominee Tribe for the Menominee Project, excluding the option payment advances discussed above. The WTG receivables are payable upon receipt of necessary financing for the development of the proposed casino. As of September 30, 2009, the Authority had fully reserved the WTG receivables, and as of March 31, 2010, the WTG receivables remain fully reserved.

As of March 31, 2010 and September 30, 2009, the reserve for doubtful accounts was $9,589,604 and $9,492,426, respectively. WTG accrues interest on optional advances, as defined under the development agreement, to the Menominee Tribe at a rate of 17.0% with the ultimate rate to be set upon financing of the project. On July 1, 2009, WTG suspended the accrual of interest income on the optional advances to the Menominee Tribe and will recognize interest income on a cash basis for future periods. As of March 31, 2010 and September 30, 2009, receivables from the Menominee Tribe totaled $9,589,604 and $9,492,426, respectively, including accrued interest of $1,816,481 for both periods.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Intangible Assets

In March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from KGD. The development rights were determined by management to be an intangible asset with an estimated fair value of $3,689,287. At acquisition, the development rights intangible asset was determined to be amortized on a straight-line basis over its estimated useful life of seven years, which was anticipated to commence upon the opening of the proposed casino. However, during 2008, an impairment charge was recorded to reduce the development rights intangible asset to $0 following the issuance of new guidance in January 2008 from the BIA on its policy for taking off-reservation land into trust for gaming purposes and a related unfavorable decision by the United States Department of the Interior and federal court decision concerning the Menominee Tribe’s application to take off-reservation land into trust in connection with the Menominee Project. While WTG continues to pursue the Menominee Project, it believes these actions and the subsequent rejection of the Menominee Tribe’s application in January 2009 decreased the probability that the Menominee Tribe will obtain the necessary regulatory approvals in order to proceed with the Menominee Project. The $3,689,287 loss associated with the write-off is reflected in the accompanying condensed statement of loss for the period from February 27, 2007 (date of inception) to March 31, 2010 under amortization of development rights.

NOTE 3—MENOMINEE KENOSHA GAMING AUTHORITY NOTE PAYABLE

Upon formation, WTG assumed a note payable in the amount of $600,000. The note payable does not accrue interest until a gaming facility is opened, if not repaid earlier, and the note does not become due until the advances to the Menominee Tribe are repaid. Based on the unfavorable events that took place in connection with the Menominee Project, as discussed in Note 1, the estimated fair value of the note payable is $0 compared to a carrying value of $600,000 as of March 31, 2010 and September 30, 2009.

NOTE 4—DUE TO MOHEGAN VENTURES WISCONSIN, LLC

WTG has recorded a payable of $4,978,596 and $4,411,460 due to MVW at March 31, 2010 and September 30, 2009, respectively, which primarily includes a loan in connection with the funding of development costs incurred for the Menominee Project. WTG accrues interest on its outstanding payables balance to MVW at a rate of 17.0%, compounded monthly, with the ultimate rate to be set upon financing of the project. Total interest expense charged to WTG from MVW was $399,874, $297,637, and $1,428,692 for the six months ended March 31, 2010 and 2009, and for the period from February 27, 2007 (date of inception) to March 31, 2010, respectively. The outstanding payables balance, including accrued interest, is due on demand; however, WTG has received a commitment from MVW that it will not demand repayment of any amounts then due and owing prior to April 1, 2011.

NOTE 5—MATERIAL AGREEMENTS

In November 2006, KGD amended an option agreement (the “Option Agreement”) with Dairyland that originally was scheduled to expire on December 31, 2006. The Option Agreement permitted the option period to be extended for up to 17 additional three month periods, ending March 31, 2011 (“Additional Option Periods”). The Option Agreement was assigned to WTG in connection with the March 2007 purchase (refer to Note 1). Under the Option Agreement, as amended, WTG assumed the right to extend the option for the Dairyland property upon payment to Dairyland of: (1) $100,000, for each of the first five Additional Option Periods; (2) $200,000 payable on the first day of the sixth through ninth Additional Option Periods; (3) $225,000 payable on the first day of the tenth through thirteenth Additional Option Periods; and (4) $250,000 payable on the first day of the fourteenth through seventeenth Additional Option Periods requested by WTG. Such option payments

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

are nonrefundable unless the facility is purchased, in which case option payments for periods prior to April 1, 2009 will be fully credited against the purchase price and option payments for periods on or after April 1, 2009 will be partially credited against the purchase price.

In June 2009, the Option Agreement was amended to allow for extension and payment of the option fee on a monthly basis. Since WTG had already made all required pre-financing advances for the project under the development agreement, WTG and the Menominee Tribe made separate arrangements regarding the reimbursement from the Menominee Tribe to WTG for all or one-half of the option payments made in 2009 as optional advances by WTG. Option payment amounts not reimbursed are recorded as receivables from the Menominee Tribe, to be reimbursed upon financing of the project.

In November 2009, the Option Agreement was amended again and the option payments were adjusted, subject to various conditions. Pursuant to the amendment, WTG made payments, on behalf of the Menominee Tribe, to Dairyland, in November and December of 2009 in the amount of $90,000 and received full reimbursement for such advances during the second quarter of fiscal 2010. During the second quarter of fiscal 2010, WTG also made payments, in aggregate of $85,000, to Dairyland on behalf of the Menominee Tribe and received reimbursements of $45,000 from the Menominee Tribe for such advances in March 2010. WTG expects to be reimbursed for the balance of these advances by the Menominee Tribe in three months or less subsequent to March 31, 2010. Option payments made on behalf of the Menominee Tribe were recorded as option payment advances in the accompanying condensed balance sheet as of March 31, 2010. Furthermore, WTG consented to the cessation of operations at Dairyland, and the current owners ceased active operations at the facility in January 2010.

NOTE 6—COMMITMENTS AND CONTINGENCIES

As of March 31, 2010, WTG has provided a full and unconditional guarantee of certain debt issued by the Authority, including the Authority’s $250.0 million 2005 6 1/8% Senior Notes due 2013, $250.0 million 2002 8% Senior Subordinated Notes due 2012, $225.0 million 2004 7 1/8% Senior Subordinated Notes due 2014, $150.0 million 2005 6 7/8% Senior Subordinated Notes due 2015, and $200.0 million 2009 11 1/2% Second Lien Senior Secured Notes due 2017, as well as the Authority’s $675.0 million Bank Credit Facility. Based on the current financial condition of the Authority, WTG considers the likelihood of it incurring a liability resulting from the guarantee to be remote. The total amount of the Authority’s debt guaranteed by WTG was $1.6 billion as of March 31, 2010 and September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, those relating to the following:

•	the financial performance of Mohegan Sun and Mohegan Sun at Pocono Downs and the Pennsylvania off-track wagering facilities;

•	the local, regional, national or global economic climate, including the national economic recession, which has affected our revenues and earnings;

•	increased competition, including the legalization or expansion of gaming in New England, New York, New Jersey or Pennsylvania;

•	our suspension of the hotel, retail and new parking garage elements of Project Horizon;

•	our leverage and ability to meet our debt service obligations and maintain compliance with our financial debt covenants;

•	the continued availability of financing;

•	our dependence on existing management;

•	our ability to integrate and operate our planned table game operations at Mohegan Sun at Pocono Downs;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations, including the limitation, denial or suspension of licenses required under gaming laws and regulations;

•	changes in applicable laws pertaining to the service of alcohol, smoking or other amenities offered at Mohegan Sun and Mohegan Sun at Pocono Downs;

•	our ability to successfully implement our diversification strategy; and

•	an act of terrorism on the United States.

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

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally-recognized Indian tribe with an approximately 507-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or the IGRA, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., or Downs Racing, we also own and operate Mohegan Sun at Pocono Downs, a gaming and entertainment facility offering slot machines and harness racing in Plains Township, Pennsylvania, and several off-track wagering facilities, or OTW facilities, located elsewhere in Pennsylvania, collectively the Pennsylvania entities. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

Mohegan Sun

In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 185-acre site on the Tribe’s reservation overlooking the Thames River with direct access from Interstate 395 and Connecticut Route 2A. Mohegan Sun is approximately 125 miles from New York City, New York and approximately 100 miles from Boston, Massachusetts. In 2002, we completed a major expansion of Mohegan Sun known as Project Sunburst, which included increased gaming, restaurant and retail space, an entertainment arena, an approximately 1,200-room luxury Sky Hotel Tower and approximately 100,000 square feet of convention space. In 2007 and 2008, we also completed the Sunrise Square and Casino of the Wind components of Project Horizon, respectively.

Mohegan Sun operates in an approximately 3.1 million square-foot facility, which includes the following:

Casino of the Earth

As of March 31, 2010, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 3,500 slot machines and 190 table games (including blackjack, roulette, craps and baccarat);

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area including 50 table games;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

•

food and beverage amenities, including: Birches Bar & Grill, an approximately 200-seat full-service restaurant, The Cove, a full-service casual dining restaurant featuring traditional American, Italian and Asian cuisines, a 630-seat buffet, a Hong Kong-style food outlet offering authentic Southeast Asian cuisine, an 87-seat Bobby Flay’s Bobby’s Burger Palace and multiple service bars, all operated by us, as well as Frank Pepe Pizzeria Napoletana, operated by a third-party, and Fidelia’s Market, a 123-seat multi-station food court, operated by us and third parties, for a total seating of approximately 1,600;

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars; and

•	the Wolf Den, an approximately 10,000-square-foot, 400-seat lounge featuring live entertainment seven days a week.

Casino of the Sky

As of March 31, 2010, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,150 slot machines and 110 table games (including blackjack, roulette and craps);

•

food and beverage amenities, including: two full-service restaurants (Todd English’s Tuscany and Bobby Flay’s Bar Americain), a 24-hour coffee shop, a 330-seat buffet and five lounges and bars, all operated by us, as well as five full-service restaurants, three quick-service restaurants and a multi-station food court, operated by third parties, for a total seating of approximately 2,900;

•	The Shops at Mohegan Sun containing 32 retail shops, seven of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	an approximately 1,200-room luxury Sky Hotel Tower with a private high-limit table games suite;

•	Mohegan After Dark, consisting of Ultra 88, a nightclub, Lucky’s Lounge and Dubliner, an Irish pub, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.

Casino of the Wind

As of March 31, 2010, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 700 slot machines, 30 table games (including blackjack, roulette and craps) and a 42-table themed poker room;

•

food and beverage amenities, including: a two-level, 16,000-square-foot Jimmy Buffett’s Margaritaville Restaurant, operated by a third-party, and Chief’s Deli, a casual dining restaurant, and a bar, both operated by us, for a total seating of approximately 500; and

•	a retail shop operated by a third-party.

Mohegan Sun has parking spaces for approximately 13,000 guests and 3,900 employees. In addition, we operate a gasoline and convenience center, an approximately 3,600-square-foot, 20-pump facility located adjacent to Mohegan Sun.

Project Horizon

Project Horizon, Mohegan Sun’s second major expansion, was initially planned to include four major components: Sunrise Square, Casino of the Wind, Property Infrastructure, including a new parking garage, additional surface parking lots, site development and road improvements, and the Earth Expansion, including a new hotel and related retail areas, as well as improvements to the existing Winter Parking Garage and Winter Entrance. In September 2008, we announced the suspension of the hotel, retail and new parking garage elements of Project Horizon due to a slowdown in business volumes and uncertainties in the financial markets resulting from the national economic recession. As of March 31, 2010, Sunrise Square, Casino of the Wind and the Winter Parking Garage and infrastructure improvements were completed.

The Winter Entrance of the Earth Expansion, which connects the Winter Parking Garage to Casino of the Earth, opened in July 2009. The renovated Winter Entrance incorporates new food and beverage facilities, including Bobby Flay’s Bobby’s Burger Palace, Frank Pepe Pizzeria Napoletana and Fidelia’s Market, a quick- serve dining area featuring Jasper White’s Summer Shack Express, Woodland Wok, Chief’s Bagels, Subs & Sweets and The Original SoupMan. Additionally, Bobby Flay’s Bar American was opened in November 2009 in the area previously occupied by Fidelia’s Restaurant.

Mohegan Basketball Club

In January 2003, we formed a wholly-owned subsidiary, Mohegan Basketball Club, LLC, or MBC, for the purpose of owning and operating a professional basketball team in the Women’s National Basketball Association, or the WNBA. MBC entered into a membership agreement with the WNBA permitting it to operate the Connecticut Sun basketball team. The team plays its home games in the Mohegan Sun Arena.

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

Mohegan Sun at Pocono Downs

Through Downs Racing, we own and operate a slot machine and harness racing facility known as Mohegan Sun at Pocono Downs situated on a 400-acre site in Plains Township, Pennsylvania, and OTW facilities located in Carbondale, East Stroudsburg, Hazleton and Lehigh Valley, Pennsylvania. In November 2006, Mohegan Sun at Pocono Downs became the first location to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of its gaming and entertainment facility opened. In July 2008, we completed a major expansion of Mohegan Sun at Pocono Downs known as Project Sunrise, which included increased gaming, restaurant and retail space.

As of March 31, 2010, Mohegan Sun at Pocono Downs operates in an approximately 400,000-square-foot facility, which includes the following:

•	approximately 66,000 square feet of gaming space;

•	approximately 2,500 slot machines and electronic table games;

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

•	five retail shops, one of which we own, offering products ranging from Mohegan Sun at Pocono Downs logo souvenirs to fine apparel; and

•	three bars/lounges: Sunburst Bar, featured in the center of the gaming floor, Breakers Night Club and Pearl Sushi Bar.

Introduction of Table Games

On January 7, 2010, the Commonwealth of Pennsylvania amended the Pennsylvania Race Horse Development and Gaming Act to allow licensed slot machine operators in the Commonwealth of Pennsylvania to operate table games, including poker, subject to approval by the Pennsylvania Gaming Control Board, or the PGCB, and payment of a one-time, non-refundable, table games authorization fee. For Category One slot machine licensees, such as Downs Racing, the one-time table games authorization fee is $16.5 million if paid on or prior to June 1, 2010. Pursuant to the new law, during the initial two years of operation, taxes on table games revenues, or the Pennsylvania Table Games Tax, will be at a rate of 14%, plus 2% in local share assessments. Following the initial two years of operation, the Pennsylvania Table Games Tax rate will be reduced to 12%, plus the 2% local share assessments. On March 16, 2010, Downs Racing received conditional approval from the PGCB to conduct table game operations at Mohegan Sun at Pocono Downs.

We have commenced renovations to the existing Mohegan Sun at Pocono Downs facility to accommodate the operation of approximately 80 table games. Total costs for this renovation are forecast to be approximately $17.9 million, inclusive of $2.0 million in pre-opening costs and expenses. The renovation costs will include the relocation of approximately 300 slot machines to a new gaming area, the addition of table games, including poker, blackjack, roulette and craps in the vacated slot area, the renovation of the lower-level of the racing grandstand to accommodate the addition of poker and slots, the recruitment and training of approximately 600 new employees and the acquisition of all other requisite gaming equipment to support the renovation. The total costs to add table game and poker operations, including the one-time table games authorization fee, renovation costs and pre-opening costs and expenses, are forecast to be approximately $34.4 million. Downs Racing anticipates opening the renovated gaming areas during the fourth quarter of fiscal 2010.

Market and Competition from Other Gaming Operations

Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in Connecticut, Foxwoods Resort Casino, including the MGM Grand at Foxwoods, collectively Foxwoods, owned by the Mashantucket Pequot Tribe, or the MPT. We also currently face competition from casinos in Atlantic City, New Jersey and several casinos and gaming facilities located on Indian tribal lands in the State of New York and Video Lottery Terminal facilities, or VLT facilities, in the states of New York and Rhode Island, as well as potential competition from prospective gaming projects announced by other Indian tribes and the expansion of state-licensed gaming in the Northeastern United States. Additionally, we face existing and future competition in and from the Northeastern Pennsylvania gaming market, both in the immediate market for Mohegan Sun at Pocono Downs, and for Mohegan Sun, in marketing and attracting patrons from the New York City metropolitan region. Please refer to “Part I. Item 1. Business—Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and our other reports and filings with the SEC for further details regarding our current and projected competition from other gaming operations.

The following is a summary of developments that have occurred since December 31, 2009:

In the State of Connecticut, on April 30, 2010, the reported expiration date of a forbearance agreement between the MPT and its lenders under a $700.0 million bank credit facility, the MPT announced ongoing discussions for an additional extension of that agreement. In January 2010, table games dealers at Foxwoods voted to ratify an agreement between the United Auto Workers Local 2121 and Foxwoods, which reportedly provides scheduled pay increases for two consecutive years, offers job protections and governs certain working conditions for approximately 2,500 table games dealers at Foxwoods. On March 2, 2010, the Connecticut General Assembly held a hearing on a proposal for the State Lottery to add Keno games at new and existing lottery outlets, but no such measure was included in the revised state budget that was adopted on May 5, 2010, the last day of the Connecticut General Assembly’s 2010 regular session.

In the State of New York, in March 2010, the governor rescinded the previously announced selection of Aqueduct Entertainment Group as the most recent choice to build and operate a VLT facility at Aqueduct Raceway in Queens. On May 11, 2010, the State Lottery announced the re-opening of the Aqueduct VLT facility selection process and the formation of a committee to review proposals and make a recommendation to the governor within 12 weeks. According to published reports, the Shinnecock Indian Tribe is expected to receive a final decision on the tribe’s federal recognition petition by May 15, 2010 and is currently exploring potential casino sites with Nassau County executives and other Long Island government officials and representatives.

In the State of Rhode Island, in January 2010, certain creditors objected to Twin River Casino’s most recent proposed bankruptcy reorganization plan. Under the proposed reorganization plan, a new operator would be chosen by the bankruptcy court and approximately $290.0 million in debt would be forgiven. The Rhode Island legislature is considering a bill that would end greyhound racing at Twin River Casino, as well as authorize a statewide referendum to add table gaming at slot facilities in the state.

In the Commonwealth of Massachusetts, on April 14, 2010, the Massachusetts House of Representatives passed a bill, which would: (1) allow for the expansion of legalized gambling; (2) license two full-scale commercial casinos; and (3) permit up to 750 slot machines at each of the Commonwealth’s four existing racetracks. Senate leaders are reportedly drafting a separate senate version of the expanded gambling bill, and are expected to hold one or more hearings and vote on the measure before August 2010.

In the State of New Hampshire, on April 21, 2010, the New Hampshire House of Representatives defeated a bill that would have permitted up to 17,000 slot machines at six locations throughout the state. The New Hampshire State Senate is expected to consider a bill that would allow for up to 10,000 slot machines at four casino sites throughout the state.

In the Commonwealth of Pennsylvania, following the January 7, 2010 amendment to the Pennsylvania Race Horse Development and Gaming Act, ten applications to conduct table game operations were filed by each of the nine current operators in the Commonwealth and one of the two licensees approved for Philadelphia. In the Northeastern Pennsylvania gaming market, Mount Airy Resort Casino plans to add 68 table games, while Sands Casino Resort Bethlehem plans to add 89 table games, as well as complete construction of a 300-room hotel by May 2011, according to their respective applications. Table game operations in the Commonwealth of Pennsylvania are expected to commence in the summer of 2010.

In the State of New Jersey, Trump Entertainment Resorts, Inc.’s three casino properties in Atlantic City remain under bankruptcy court supervision. In April 2010, the bankruptcy judge ruled in favor of a reorganization plan proposed by Donald and Ivanka Trump. An investor subsequently announced intentions to appeal that decision. In March 2010, MGM Mirage, Inc., part owner of the Borgata Hotel and Casino complex, or the Borgota, and investor in the MGM Grand Atlantic City project, announced regulatory approval to place its interest in the Borgata into a divestiture trust pending a sale to be completed within 30 months. In April 2010, Morgan Stanley announced its divestment and a write-off of $932.0 million in connection with the $2.0 billion Revel Entertainment casino project.

In the State of Delaware, in January 2010, legislation pertaining to the operation of table games at the state’s three existing gaming facilities was approved. Table game operations in the state are expected to commence in the summer of 2010. On May 3, 2010, the U.S. Supreme Court declined to consider the State of Delaware’s appeal of an August 2009 federal circuit court decision on sports betting in the state. Under the circuit court’s ruling, sports betting is limited to multigame or parlay wagering on National Football League games, which was resumed in Delaware in 2009 after a 33-year absence.

Explanation of Key Financial Statement Captions

There has been no material change from the explanation of key financial statement captions previously disclosed in our Form 10-K for the fiscal year ended September 30, 2009.

Results of Operations

Summary Operating Results

As of March 31, 2010, we own and operate Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club in Connecticut, collectively the Connecticut entities, and the Pennsylvania entities. All of our revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan

Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut entities and the Pennsylvania entities on a separate basis. We, therefore, believe that we have two separate reportable segments due to the differing nature of their operations: (1) Mohegan Sun, which is comprised of the operations of the Connecticut entities, and (2) Mohegan Sun at Pocono Downs, which is comprised of the operations of the Pennsylvania entities.

The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$290,079	$290,426	$(347)	(0.1%)	$572,170	$597,909	$(25,739)	(4.3%)
Mohegan Sun at Pocono Downs	62,216	60,937	1,279	2.1%	121,936	117,485	4,451	3.8%

Total	$352,295	$351,363	$932	0.3%	$694,106	$715,394	$(21,288)	(3.0%)

Income (loss) from operations:
Mohegan Sun	$52,364	$58,789	$(6,425)	(10.9%)	$92,286	$92,836	$(550)	(0.6%)
Mohegan Sun at Pocono Downs	3,891	3,454	437	12.7%	6,148	2,444	3,704	151.6%
Corporate expenses	(4,068)	(3,613)	(455)	(12.6%)	(8,417)	(8,643)	226	2.6%

Total	$52,187	$58,630	$(6,443)	(11.0%)	$90,017	$86,637	$3,380	3.9%
Net income attributable to Mohegan Tribal Gaming Authority	$20,027	$33,225	$(13,198)	(39.7%)	$24,431	$29,448	$(5,017)	(17.0%)

Operating margin:
Mohegan Sun	18.1%	20.2%	(2.1%)	(10.4%)	16.1%	15.5%	0.6%	3.9%
Mohegan Sun at Pocono Downs	6.3%	5.7%	0.6%	10.5%	5.0%	2.1%	2.9%	138.1%
Total	14.8%	16.7%	(1.9%)	(11.4%)	13.0%	12.1%	0.9%	7.4%

The most significant factors and trends that we believe impacted our financial performance were as follows:

•	the lingering effects of the national economic recession and the related reduction in consumer discretionary spending;

•

higher expenses related to governmental and administrative services and utilities provided by the Tribe due to the receipt of tribal services credits and higher utility rebates in the three months ended March 31, 2009, which resulted in increased operating costs and expenses at Mohegan Sun;

•	the heightened awareness of the Mohegan Sun brand in the Northeastern Pennsylvania gaming market, which resulted in higher slot revenues at Mohegan Sun at Pocono Downs;

•

increased competition and promotional activities in the Northeastern Pennsylvania gaming market following the May 2009 opening of Sands Casino Resort Bethlehem, or Sands Bethlehem, which impacted slot revenue growth at Mohegan Sun at Pocono Downs;

•

our company-wide cost containment efforts implemented in February 2009, which positively impacted operating costs and expenses at Mohegan Sun and Mohegan Sun at Pocono Downs in the six months ended March 31, 2010;

•	increased promotional room rates offered to gaming and group hotel guests, designed to maintain hotel occupancy levels to augment gaming and non-gaming revenues at Mohegan Sun;

•

a $1.6 million non-operating loss on early extinguishment of debt in the six months ended March 31, 2010 in connection with our repayment of a then-existing $147.0 million term loan under our bank credit facility;

•

an $8.5 million non-operating gain on early extinguishment of debt in the three months ended March 31, 2009 in connection with a repurchase of $14.3 million of our outstanding 2001 8 3/8% senior subordinated notes due July 1, 2011; and

•

a $1.6 million non-operating loss in the three months ended March 31, 2009 in connection with an amendment to the purchase agreement for Mohegan Sun at Pocono Downs to accelerate a then outstanding refund payment.

Net revenues for the three months ended March 31, 2010 compared to the same period in the prior year increased slightly as a result of higher table games and entertainment revenues at Mohegan Sun and increased slot revenues at Mohegan Sun at Pocono Downs. These results were partially offset by lower slot revenues at Mohegan Sun. Net revenues for the six months ended March 31, 2010 compared to the same period in the prior year decreased as a result of declines in both gaming and non-gaming revenues at Mohegan Sun, partially offset by increased slot revenues at Mohegan Sun at Pocono Downs.

Income from operations for the three months ended March 31, 2010 compared to the same period in the prior year decreased primarily due to increased operating costs and expenses at Mohegan Sun resulting from the higher expenses related to governmental and administrative services and utilities provided by the Tribe due to the receipt of tribal services credits and higher utility rebates in the three months ended March 31, 2009. Income from operations for the six months ended March 31, 2010 compared to the same period in the prior year increased primarily as a result of lower operating costs and expenses at Mohegan Sun reflecting the impact of our cost containment efforts and the growth in net revenues at Mohegan Sun at Pocono Downs. These results were partially offset by the decline in net revenues at Mohegan Sun and the higher expenses related to governmental and administrative services and utilities provided by the Tribe.

Net income attributable to the Authority for the three months ended March 31, 2010 compared to the same period in the prior year decreased primarily due to the non-recurring gain associated with the early extinguishment of a portion of our outstanding 2001 8 3/8% senior subordinated notes in the three months ended March 31, 2009, combined with the decrease in income from operations. Net income attributable to the Authority for the six months ended March 31, 2010 compared to the same period in the prior year decreased primarily due to the non-recurring gain associated with the early extinguishment of a portion of our outstanding 2001 8 3/8% senior subordinated notes in the three months ended March 31, 2009, partially offset by the increase in income from operations. Net income attributable to the Authority for the six months ended March 31, 2010 also reflects increased interest expense and the loss associated with the early extinguishment of the term loan under our bank credit facility, partially offset by the non-recurring loss associated with the amendment to the purchase agreement for Mohegan Sun at Pocono Downs in the three months ended March 31, 2009.

Mohegan Sun

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Gaming	$259,728	$263,876	$(4,148)	(1.6%)	$512,722	$536,821	$(24,099)	(4.5%)
Food and beverage	18,920	18,197	723	4.0%	38,318	38,510	(192)	(0.5%)
Hotel	8,964	9,001	(37)	(0.4%)	18,506	19,843	(1,337)	(6.7%)
Retail, entertainment and other	26,438	22,431	4,007	17.9%	52,547	54,819	(2,272)	(4.1%)

Total	$314,050	$313,505	$545	0.2%	$622,093	$649,993	$(27,900)	(4.3%)

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2010	2009	2010	2009
Gaming	82.7%	84.2%	82.4%	82.6%
Food and beverage	6.0%	5.8%	6.2%	5.9%
Hotel	2.9%	2.9%	3.0%	3.1%
Retail, entertainment and other	8.4%	7.1%	8.4%	8.4%

Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Slots:
Handle	$2,271,510	$2,212,101	$59,409	2.7%	$4,470,007	$4,516,312	$(46,305)	(1.0%)
Gross revenues	$183,469	$190,786	$(7,317)	(3.8%)	$363,059	$386,122	$(23,063)	(6.0%)
Net revenues	$177,072	$184,259	$(7,187)	(3.9%)	$350,002	$372,355	$(22,353)	(6.0%)
Free promotional slot plays (1)	$14,133	$4,338	$9,795	225.8%	$25,507	$9,479	$16,028	169.1%
Weighted average number of machines (in units)	6,428	6,773	(345)	(5.1%)	6,575	6,758	(183)	(2.7%)
Hold percentage (gross)	8.1%	8.6%	(0.5%)	(5.8%)	8.1%	8.6%	(0.5%)	(5.8%)
Win per unit per day (gross) (in dollars)	$317	$313	$4	1.3%	$303	$314	$(11)	(3.5%)
Table games:
Drop	$516,406	$513,908	$2,498	0.5%	$1,038,510	$1,094,538	$(56,028)	(5.1%)
Revenues	$77,430	$74,248	$3,182	4.3%	$152,562	$153,934	$(1,372)	(0.9%)
Weighted average number of games (in units)	321	327	(6)	(1.8%)	321	328	(7)	(2.1%)
Hold percentage (2)	15.0%	14.4%	0.6%	4.2%	14.7%	14.1%	0.6%	4.3%
Win per unit per day (in dollars)	$2,679	$2,521	$158	6.3%	$2,608	$2,579	$29	1.1%
Poker:
Revenues	$3,225	$3,137	$88	2.8%	$6,166	$5,963	$203	3.4%
Weighted average number of tables (in units)	42	42	—	—	42	42	—	—
Revenue per unit per day (in dollars)	$853	$830	$23	2.8%	$807	$780	$27	3.5%

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.
(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

The following table presents slot data related to Mohegan Sun’s market area (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Northeast gaming market (1) (2):
Gross revenues	$633,384	$625,343	$8,041	1.3%	$1,225,354	$1,217,511	$7,843	0.6%
Mohegan Sun win market share	31.2%	31.4%	(0.2%)	(0.6%)	31.7%	32.6%	(0.9%)	(2.8%)
Mohegan Sun win efficiency	121.2%	121.9%	(0.7%)	(0.6%)	121.9%	127.5%	(5.6%)	(4.4%)
Connecticut gaming market (3):
Gross revenues	$341,568	$363,296	$(21,728)	(6.0%)	$674,220	$715,102	$(40,882)	(5.7%)
Free promotional slot plays (4)	$28,574	$15,682	$12,892	82.2%	$51,375	$36,856	$14,519	39.4%
Mohegan Sun win market share	53.7%	52.5%	1.2%	2.3%	53.8%	54.0%	(0.2%)	(0.4%)
Mohegan Sun win efficiency	114.3%	114.1%	0.2%	0.2%	114.0%	118.8%	(4.8%)	(4.0%)

(1)	Northeast gaming market consists of Mohegan Sun, Foxwoods, Twin River, Newport Grand and Empire City.
(2)	Includes free promotional slot plays.
(3)	Connecticut gaming market consists of Mohegan Sun and Foxwoods.
(4)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

Gaming revenues for the three months and six months ended March 31, 2010 compared to the same periods in the prior year decreased primarily due to the declines in slot revenues. The declines in slot revenues likely were attributable to the lingering effects of the national economic recession, which resulted in reduced consumer discretionary spending on activities such as gaming, leisure and hospitality. During the three months and six months ended March 31, 2010, spending per Mohegan Sun’s rated slot player continued to decline compared to the same periods in the prior year, despite modest increases in the number of rated slot player trips. The decreases in gross slot hold percentage for three months and six months ended March 31, 2010 reflect the increases in free promotional slot plays provided to Player’s Club members. Increased promotional offerings by competitors likely contributed to the decline in our slot win efficiency in the Northeast gaming market for the six months ended March 31, 2010. Our slot win efficiency in the Connecticut gaming market for the six months ended March 31, 2010 declined as a result of a reduction in Foxwoods’ weighted average number of slot machines during the period. Gaming revenues for the three months ended March 31, 2010 compared to the same period in the prior year reflects increased table games revenues primarily resulting from improved table games hold percentage. During the three months and six months ended March 31, 2010 spending per Mohegan Sun’s rated table games patron continued to decline compared to the same periods in the prior year, despite modest increases in the number of rated table games patron trips.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Meals served	1,039	1,002	37	3.7%	2,067	2,075	(8)	(0.4%)
Average price per meal served (in dollars)	$14.54	$14.82	$(0.28)	(1.9%)	$14.99	$15.20	$(0.21)	(1.4%)

Food and beverage revenues for the three months ended March 31, 2010 compared to the same period in the prior year increased primarily due to a $466,000 growth in beverage revenues resulting from the addition of new food and beverage outlets, including Bobby’s Burger Palace and Bar Americain, which opened in July and November 2009, respectively. Food and beverage revenues for the six months ended March 31, 2010 compared to the same period in the prior year decreased primarily due to a $537,000 decline in food revenues resulting from the reduction in the average price per meal served, as well as the decrease in the number of meals served at Mohegan Sun-owned food outlets. Food and beverage revenues for the three months and six months ended March 31, 2010 were positively impacted by an increase in the total number of events held at the Mohegan Sun Arena.

The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Rooms occupied	101	100	1	1.0%	202	203	(1)	(0.5%)
Occupancy rate	95.8%	93.8%	2.0%	2.1%	94.6%	94.7%	(0.1%)	(0.1%)
Average daily room rate (ADR) (in dollars)	$84	$89	$(5)	(5.6%)	$88	$92	$(4)	(4.3%)
Revenue per available room (REVPAR) (in dollars)	$81	$84	$(3)	(3.6%)	$83	$87	$(4)	(4.6%)

Hotel revenues for the three months and six months ended March 31, 2010 compared to the same periods in the prior year declined primarily as a result of lower room rates offered to gaming and group hotel guests due to highly competitive room offers from Foxwoods and the Atlantic City gaming market. Hotel revenues for the three months and six months ended March 31, 2010 were positively impacted by the continued strengthening of our group business. Group rooms occupied for the three months and six months ended March 31, 2010 compared to the same periods in the prior year increased 24.7% and 20.9%, respectively.

The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Number of Arena events (in events)	28	23	5	21.7%	58	54	4	7.4%
Arena tickets	160	111	49	44.1%	340	301	39	13.0%
Average price per Arena ticket (in dollars)	$65.79	$65.52	$0.27	0.4%	$60.47	$73.40	$(12.93)	(17.6%)

Retail, entertainment and other revenues for the three months ended March 31, 2010 compared to the same period in the prior year increased primarily due to an increase in entertainment revenues of $3.1 million. The growth in entertainment revenues resulted from increased Arena attendance due to the higher number of shows, including headliners, held at the Mohegan Sun Arena. Retail, entertainment and other revenues for the six months ended March 31, 2010 compared to the same period in the prior year decreased primarily due to declines in entertainment revenues of $2.0 million and retail revenues of $1.9 million. The decline in entertainment revenues resulted from the decrease in the average price per Arena ticket due to fewer scheduled headliner shows at the Mohegan Sun Arena. The decline in retail revenues reflects lower Player’s Club point redemptions by patrons during the period. Retail, entertainment and other revenues for the three months and six months ended March 31, 2010 compared to the same periods in the prior year reflect increases in gasoline revenues of $1.0 million and $1.3 million, respectively. The growth in gasoline revenues resulted from increases in the average price per gallon of gasoline.

Promotional Allowances

The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Food and beverage	$8,833	$8,689	$144	1.7%	$17,899	$18,146	$(247)	(1.4%)
Hotel	3,412	3,946	(534)	(13.5%)	6,890	8,040	(1,150)	(14.3%)
Retail, entertainment and other	11,726	10,444	1,282	12.3%	25,134	25,898	(764)	(3.0%)

Total	$23,971	$23,079	$892	3.9%	$49,923	$52,084	$(2,161)	(4.1%)

The estimated cost of providing promotional allowances was included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Food and beverage	$9,677	$8,975	$702	7.8%	$19,355	$19,005	$350	1.8%
Hotel	2,096	2,400	(304)	(12.7%)	4,134	4,701	(567)	(12.1%)
Retail, entertainment and other	10,156	8,788	1,368	15.6%	21,638	21,618	20	0.1%

Total	$21,929	$20,163	$1,766	8.8%	$45,127	$45,324	$(197)	(0.4%)

Promotional allowances for the three months ended March 31, 2010 compared to the same period in the prior year increased primarily as a result of higher entertainment promotional allowances, driven by the increased entertainment offerings during the period. Promotional allowances for the six months ended March 31, 2010 compared to the same period in the prior year declined as a result of lower redemptions under the Player’s Club program.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Gaming	$153,435	$154,874	$(1,439)	(0.9%)	$310,639	$333,714	$(23,075)	(6.9%)
Food and beverage	9,405	8,519	886	10.4%	19,088	18,528	560	3.0%
Hotel	3,467	3,132	335	10.7%	7,077	6,895	182	2.6%
Retail, entertainment and other	9,786	7,338	2,448	33.4%	17,490	19,613	(2,123)	(10.8%)
Advertising, general and administrative	43,392	37,977	5,415	14.3%	87,707	86,116	1,591	1.8%
Pre-opening costs and expenses	—	8	(8)	(100.0%)	42	58	(16)	(27.6%)
Depreciation and amortization	18,230	19,789	(1,559)	(7.9%)	37,841	40,149	(2,308)	(5.7%)

Total	$237,715	$231,637	$6,078	2.6%	$479,884	$505,073	$(25,189)	(5.0%)

Gaming costs and expenses for the three months and six months ended March 31, 2010 compared to the same periods in the prior year decreased primarily due to reduced Slot Win Contribution payments commensurate with the declines in slot revenues. The decline in gaming costs and expenses for the six months ended March 31, 2010 also reflects the impact of our cost containment efforts, which resulted in reductions in payroll costs and casino marketing and promotional expenditures, and reduced redemption costs due to decreased utilization of Player’s Club points at third-party outlets. These results were partially offset by increased non-gaming complimentaries redeemed by casino patrons at Mohegan Sun-owned outlets during the six months ended March 31, 2010 compared to the same period in the prior year. Expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaled $46.8 million and $92.1 million for the three months and six months ended March 31, 2010, respectively, and $48.8 million and $98.9 million for the three months and six months ended March 31, 2009, respectively. Gaming costs and expenses as a percentage of gaming revenues were 59.1% and 60.6% for the three months and six months ended March 31, 2010, respectively, compared to 58.7% and 62.2% for the three months and six months ended March 31, 2009, respectively.

Food and beverage costs and expenses for the three months and six months ended March 31, 2010 compared to the same periods in the prior year increased primarily due to additional costs and expenses necessary to support the new food and beverage outlets, including Bobby’s Burger Palace and Bar Americain. The increase in food and beverage costs and expenses for the six months ended March 31, 2010 was partially offset by reduced payroll costs resulting from our cost containment efforts, as well as increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses.

Hotel costs and expenses for the three months and six months ended March 31, 2010 compared to the same periods in the prior year increased primarily due to decreased use of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses. Hotel costs and expenses for the six months ended March 31, 2010 also reflect the impact of our cost containment efforts.

Retail, entertainment and other costs and expenses for the three months ended March 31, 2010 compared to the same period in the prior year increased primarily due to higher direct entertainment costs resulting from the increased number of shows, including headliners, held at the Mohegan Sun Arena, partially offset by increased use of retail, entertainment and other complimentaries, resulting in higher amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses. Retail, entertainment and other costs and expenses for the six months ended March 31, 2010 compared to the same period in the prior year decreased primarily due to lower direct entertainment costs resulting from fewer scheduled headliner shows at the Mohegan Sun Arena.

Advertising, general and administrative costs and expenses for the three months and six months ended March 31, 2010 compared to the same periods in the prior year increased primarily as a result of higher expenses related to governmental and administrative services and utilities provided by the Tribe due to the receipt of tribal services credits and higher utility rebates during the three months ended March 31, 2009. Advertising, general and administrative costs and expenses for the six months ended March 31, 2010 also reflect the impact of our cost containment efforts, which resulted in reductions in certain costs and expenses such as payroll and advertising costs and professional and consulting expenditures.

Mohegan Sun at Pocono Downs

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Gaming	$59,395	$58,304	$1,091	1.9%	$116,240	$112,049	$4,191	3.7%
Food and beverage	3,918	3,521	397	11.3%	7,835	7,096	739	10.4%
Retail and other	1,350	1,083	267	24.7%	2,679	2,366	313	13.2%

Total	$64,663	$62,908	$1,755	2.8%	$126,754	$121,511	$5,243	4.3%

The following table summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2010	2009	2010	2009
Gaming	91.9%	92.7%	91.7%	92.2%
Food and beverage	6.1%	5.6%	6.2%	5.8%
Retail and other	2.0%	1.7%	2.1%	2.0%

Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to slot operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Handle	$715,069	$637,705	$77,364	12.1%	$1,392,832	$1,220,256	$172,576	14.1%
Gross revenues	$54,991	$53,261	$1,730	3.2%	$107,542	$102,612	$4,930	4.8%
Net revenues	$55,092	$53,347	$1,745	3.3%	$107,613	$102,641	$4,972	4.8%
Free promotional slot plays (1)	$10,765	$5,487	$5,278	96.2%	$20,314	$9,999	$10,315	103.2%
Weighted average number of machines (in units)	2,438	2,470	(32)	(1.3%)	2,452	2,475	(23)	(0.9%)
Hold percentage (gross)	7.7%	8.4%	(0.7%)	(8.3%)	7.7%	8.4%	(0.7%)	(8.3%)
Win per unit per day (gross) (in dollars)	$251	$240	$11	4.6%	$241	$228	$13	5.7%

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

The following table presents slot data related to Mohegan Sun at Pocono Downs’ market area (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Northeastern Pennsylvania gaming market (1):
Gross revenues	$152,098	$98,613	$53,485	54.2%	$292,273	$190,128	$102,145	53.7%
Free promotional slot plays (2)	$38,558	$11,932	$26,626	223.1%	$75,350	$24,781	$50,569	204.1%
Mohegan Sun at Pocono Downs win market share	36.2%	54.0%	(17.8%)	(33.0%)	36.8%	54.0%	(17.2%)	(31.9%)
Mohegan Sun at Pocono Downs win efficiency	120.3%	109.0%	11.3%	10.4%	120.0%	108.8%	11.2%	10.3%

(1)	Northeastern Pennsylvania gaming market consists of Mohegan Sun at Pocono Downs, Mount Airy Resort Casino and Sands Casino Resort Bethlehem, which opened on May 20, 2009.
(2)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

Gaming revenues for the three months and six months ended March 31, 2010 compared to the same periods in the prior year increased primarily due to the heightened awareness of the Mohegan Sun brand in the Northeastern Pennsylvania gaming market and the continued success of our targeted direct mail promotional programs. We believe gaming revenues were negatively impacted by adverse weather conditions in the Northeastern Pennsylvania region and new competition following the May 2009 opening of Sands Bethlehem, in Bethlehem, Pennsylvania, located approximately 70 miles from Mohegan Sun at Pocono Downs. The decreases in gross slot hold percentage for three months and six months ended March 31, 2010 reflect the increases in free promotional slot plays provided to Player’s Club members. The declines in our slot win market share in the Northeastern Pennsylvania gaming market were attributable to the opening of Sands Bethlehem, which increased the total number of slot machines in the Northeastern Pennsylvania gaming market. The increases in our slot win efficiency in the Northeastern Pennsylvania gaming market reflect the opening of Sands Bethlehem, which had a greater impact on Mount Airy Resort Casino compared to Mohegan Sun at Pocono Downs.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Meals served	150	151	(1)	(0.7%)	296	319	(23)	(7.2%)
Average price per meal served (in dollars)	$12.03	$11.24	$0.79	7.0%	$12.54	$11.42	$1.12	9.8%

Food and beverage revenues for the three months and six months ended March 31, 2010 compared to the same periods in the prior year increased primarily due to increases in beverage revenues of $291,000 and $673,000, respectively. The growth in beverage revenues resulted from increased visitation to the facility. The reductions in the number of meals served reflect a shift in visitation from Mohegan Sun at Pocono Downs-owned food outlets to third-party outlets. The growth in average price per meal served reflects an increase in the average price per meal served at the 300-seat Timbers Buffet.

Retail and other revenues for the three months and six months ended March 31, 2010 compared to the same periods in the prior year increased primarily due to higher rental income from tenants resulting from increased sales at third-party outlets.

Promotional Allowances

The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Food and beverage	$2,210	$1,758	$452	25.7%	$4,343	$3,555	$788	22.2%
Retail	237	213	24	11.3%	475	471	4	0.8%

Total	$2,447	$1,971	$476	24.2%	$4,818	$4,026	$792	19.7%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Food and beverage	$1,955	$1,579	$376	23.8%	$3,900	$3,481	$419	12.0%
Retail	371	374	(3)	(0.8%)	742	843	(101)	(12.0%)

Total	$2,326	$1,953	$373	19.1%	$4,642	$4,324	$318	7.4%

Promotional allowances for the three months and six months ended March 31, 2010 compared to the same periods in the prior year increased due to higher redemptions under the Player’s Club program.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Gaming	$44,498	$42,969	$1,529	3.6%	$88,112	$85,475	$2,637	3.1%
Food and beverage	1,380	1,433	(53)	(3.7%)	2,881	3,150	(269)	(8.5%)
Retail and other	237	225	12	5.3%	487	581	(94)	(16.2%)
Advertising, general and administrative	6,425	6,740	(315)	(4.7%)	12,723	13,383	(660)	(4.9%)
Pre-opening costs and expenses	486	33	453	1,372.7%	486	224	262	117.0%
Depreciation and amortization	5,299	6,083	(784)	(12.9%)	11,099	12,228	(1,129)	(9.2%)

Total	$58,325	$57,483	$842	1.5%	$115,788	$115,041	$747	0.6%

Gaming costs and expenses for the three months and six months ended March 31, 2010 compared to the same periods in the prior year increased primarily as a result of higher Pennsylvania Slot Tax commensurate with the growth in slot revenues and increased non-gaming complimentaries redeemed by casino patrons at Mohegan Sun at Pocono Downs-owned outlets. Gaming costs and expenses for the six months ended March 31, 2010 also reflect the impact of our cost containment efforts. Expenses associated with the Pennsylvania Slot Tax totaled $31.6 million and $61.9 million for the three months and six months ended March 31, 2010, respectively, and $30.7 million and $59.3 million for the three months and six months ended March 31, 2009, respectively. Gaming costs and expenses as a percentage of gaming revenues were 74.9% and 75.8% for the three months and six months ended March 31, 2010, respectively, compared to 73.7% and 76.3% for the three months and six months ended March 31, 2009, respectively.

Food and beverage costs and expenses for the three months and six months ended March 31, 2010 compared to the same periods in the prior year declined primarily as a result of increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses, partially offset by higher cost of goods sold commensurate with the growth in food and beverage revenues.

Retail and other costs and expenses for the three months ended March 31, 2010 compared to the same period in the prior year increased primarily as a result of higher cost of goods sold. Retail and other costs and expenses for the six months ended March 31, 2010 compared to the same period in the prior year decreased primarily due to lower retail related costs and expenses resulting from the January 2009 closure of the Mohegan Sun at Pocono Downs’ souvenir store.

Advertising, general and administrative costs and expenses for the three months and six months ended March 31, 2010 compared to the same periods in the prior year declined primarily due to our cost containment efforts, which resulted in reductions in payroll costs and advertising expenditures.

Pre-opening costs and expenses for the three months and six months ended March 31, 2010 were comprised of direct incremental personnel, consulting and other costs associated with the introduction of table game and poker operations at Mohegan Sun at Pocono Downs. Table game and poker operations at Mohegan Sun at Pocono Downs are anticipated to commence during the fourth quarter of fiscal 2010.

Corporate Expenses and Other Income (Expense)

Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Three Months Ended March 31,					For the Six Months Ended March 31,
	2010	2009		Variance	Percentage Variance	2010		2009		Variance	Percentage Variance
Corporate expenses:
Depreciation and amortization	$20	$21		$(1)	(4.8%)	$40		$42		$(2)	(4.8%)
Corporate expenses	4,048	3,592		456	12.7%	8,377		8,601		(224)	(2.6%)

Total Corporate expenses	$4,068	$3,613		$455	12.6%	$8,417		$8,643		$(226)	(2.6%)

Other income (expense):
Accretion of discount to the relinquishment liability (1)	$(3,857)	$(5,106)		$1,249	(24.5%)	$(7,713)		$(10,212)		$2,499	(24.5%)
Interest income (2)	620	1,536		(916)	(59.6%)	1,352		2,525		(1,173)	(46.5%)
Interest expense, net of capitalized interest	(29,319)	(28,499)		(820)	2.9%	(57,868)		(56,164)		(1,704)	3.0%
Gain (loss) on early extinguishment of debt	—	8,466	(3)	(8,466)	(100.0%)	(1,584	)(4)	8,466	(3)	(10,050)	(118.7%)
Write-off of debt issuance costs	—	—		—	—	(338	)(5)	—		(338)	100.0%
Other expense, net	(147)	(2,294	)(6)	2,147	(93.6%)	(491)		(2,927	)(6)	2,436	(83.2%)

Total other expense	$(32,703)	$(25,897)		$(6,806)	26.3%	$(66,642)		$(58,312)		$(8,330)	14.3%

(1)	Reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Primarily represents interest earned on long-term receivables.
(3)	Represents the gain associated with the early extinguishment of approximately $14.3 million of our outstanding 2001 8 3/8% senior subordinated notes.
(4)	Represents the loss (unamortized debt issuance costs) associated with the early extinguishment of our then-existing $147.0 million term loan under our bank credit facility.
(5)	Represents the unamortized debt issuance costs written-off upon the amendment of our bank credit facility.
(6)	Includes the $1.6 million loss associated with the amendment to the purchase agreement for Mohegan Sun at Pocono Downs.

Corporate costs and expenses for the three months ended March 31, 2010 compared to the same period in the prior year increased primarily as a result of higher expenses related to tribal services due to the receipt of tribal services credits in the three months ended March 31, 2009. Corporate costs and expenses for the six months ended March 31, 2010 compared to the same period in the prior year decreased as a result of reduced spending on gaming diversification efforts, partially offset by the higher expenses related to tribal services.

Interest expense, net of capitalized interest, for the three months and six months ended March 31, 2010 compared to the same periods in the prior year increased primarily due to higher weighted average outstanding debt. The weighted average outstanding debt was $1.68 billion for each of the three months and six months ended March 31, 2010 compared to $1.65 billion and $1.64 billion for the three months and six months ended March 31, 2009, respectively. Interest expense, net of capitalized interest, for the six months ended March 31, 2010 also reflects lower capitalized interest. Capitalized interest was $28,000 for the six months ended March 31, 2010 compared to $677,000 for the six months ended March 31, 2009. The increases in weighted average outstanding debt were due to additional borrowings on the bank credit facility to fund capital expenditures for Project Horizon. Weighted average interest rate was 7.0% and 6.9% for the three months and six months ended March 31, 2010, respectively, compared to 6.9% for each of the three months and six months ended March 31, 2009.

Seasonality

The gaming market in the Northeast is seasonal in nature, with the peak gaming activity often occurring at Mohegan Sun between the months of May and August. Additionally, live harness racing activity at Mohegan Sun at Pocono Downs is seasonal, with the racing season commencing in late March/early April and usually ending in the fall. The overall Northeastern Pennsylvania gaming market also is seasonal in nature. Accordingly, the results of operations for the three months and six months ended March 31, 2010 are not necessarily indicative of the operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Spending

Our cash flows consisted of the following (in thousands):

	For the Six Months Ended March 31,
	2010	2009	Variance	Percentage Variance
Net cash provided by operating activities	$93,231	$76,524	$16,707	21.8%
Net cash used in investing activities	(25,732)	(93,040)	67,308	(72.3%)
Net cash used in financing activities	(64,201)	(3,170)	(61,031)	1,925.3%

Net increase (decrease) in cash and cash equivalents	$3,298	$(19,686)	$22,984	(116.8%)

As of March 31, 2010 and September 30, 2009, we held cash and cash equivalents of $68.0 million and $64.7 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts and relinquishment liability reassessments. The increase in cash provided by operating activities for the six months ended March 31, 2010 compared to the same period in the prior year was primarily attributable to lower working capital requirements.

Operating activities are a significant source of our cash flows. We use our cash flows provided by operating activities primarily to meet our working capital requirements, provide funding for our maintenance and development capital expenditures, reduce our debt, provide distributions to the Tribe, provide payments under the relinquishment agreement, and, from time to time, make investments. There are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

•	the national economic recession, which has resulted in reduced spending on discretionary items such as gaming activities and could result in further reduced spending;

•	increased competition (including the legalization or expansion of gaming in New England, New York, New Jersey or Pennsylvania);

•	unfavorable weather conditions;

•	changes in applicable laws or policies regarding smoking or alcohol service at Mohegan Sun and Mohegan Sun at Pocono Downs;

•	an infrastructure or transportation disruption, such as the closure of a major highway near Mohegan Sun or Mohegan Sun at Pocono Downs, for an extended period of time; and

•	an act of terrorism on the United States.

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our capital requirements. The decrease in cash used in investing activities for the six months ended March 31, 2010 compared to the same period in the prior year primarily resulted from an $89.0 million decrease in capital expenditures due to the suspension of Project Horizon, partially offset by the receipt of $20.1 million in proceeds from the amendment to the purchase agreement for Mohegan Sun at Pocono Downs in the six months ended March 31, 2009. The increase in cash used in financing activities for the six months ended March 31, 2010 compared to the same period in the prior year was primarily attributable to a $46.7 million decrease in total net borrowings and a $16.4 million increase in distributions to the Tribe.

Cost Containment Program

As a result of declines in business volumes and uncertainties in the financial markets, we undertook a series of steps to reduce expenditures, including the September 2008 suspension of the hotel, retail and new parking garage elements of Project Horizon, in an effort to, among other things, ensure continued compliance with our financial covenants under our bank credit facility. In February 2009, we implemented a company-wide cost containment program, which included employee salary rollbacks, suspension of all annual and merit-based compensation increases, reduction in work hours, suspension of employer-matching 401(k) contributions and funding of other contributions to the Mohegan Retirement and 401(k) Plan. We also implemented other initiatives to further reduce operating expenses, including reductions in advertising expenditures, certain marketing programs, hours of operation in certain food and beverage and retail outlets and reductions in most other operating cost categories. Substantially all cost savings from the cost containment program were realized as of December 31, 2009.

External Sources of Liquidity

Notes

We financed the construction and expansion of Mohegan Sun, as well as the acquisition of the Pennsylvania entities and the expansion of Mohegan Sun at Pocono Downs with net proceeds from the issuance of notes and borrowings under our bank credit facilities. As of March 31, 2010, we had outstanding:

•	$200.0 million in 11 1/2% second lien senior secured notes due November 1, 2017, or the 2009 second lien senior secured notes;

•	$250.0 million in 6 1/8% senior unsecured notes due February 15, 2013, or the 2005 senior unsecured notes;

•	$2.0 million in 8 3/8% senior subordinated notes due July 1, 2011, or the 2001 senior subordinated notes;

•	$250.0 million in 8% senior subordinated notes due April 1, 2012, or the 2002 senior subordinated notes;

•	$225.0 million in 7 1/8% senior subordinated notes due August 15, 2014, or the 2004 senior subordinated notes; and

•	$150.0 million in 6 7/8% senior subordinated notes due February 15, 2015, or the 2005 senior subordinated notes.

These notes are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania entities, Mohegan Golf, MVW, WTG and MTGA Gaming, except for the 2001 senior subordinated notes, which are fully and unconditionally guaranteed solely by MBC.

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which we and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and our continued existence. As of March 31, 2010, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.

If we are unable to sufficiently offset any future declines in our revenues with appropriate cost reductions, we may not be able to satisfy our incurrence of indebtedness covenant under our note indentures. In such event, the indentures may restrict us from borrowing additional funds, including under our bank credit facility, to meet our financial obligations. While we could seek to obtain amendments to our indentures to reduce or eliminate this restriction, we can provide no assurance that we would be able to obtain such amendments.

In October 2009, Moody’s Investors Services assigned a B1 credit rating on the 2009 second lien senior secured notes and affirmed its Caa2 credit rating on the senior subordinated notes, while Standard and Poor’s Ratings Services assigned a B- credit rating on the 2009 second lien senior secured notes and affirmed its CCC+ credit rating on the senior subordinated notes. These actions primarily reflected the issuance of the 2009 second lien senior secured notes and favorable amendments to our maximum total leverage and senior leverage ratio covenants under our bank credit facility. Concurrently, Moody’s Investors Services lowered its credit rating on the 2005 senior unsecured notes from B1 to B2. In November 2009, Standard and Poor’s Ratings Services lowered its credit rating on the 2005 senior unsecured notes from B- to CCC+. These actions reflected the issuance of the 2009 second lien senior secured notes, which rank ahead of the 2005 senior unsecured notes to the extent of the collateral securing the 2009 second lien senior secured notes. Such credit ratings may impact our ability to access the debt capital markets in the future. If we are able to access the debt capital markets, our costs for the issuance of new debt may be greater than costs incurred by us in the past. We also could be subject to more restrictive covenants and other terms in connection with any such issuance.

Bank Credit Facility

In October 2009, we entered into an amendment to the terms of our bank credit facility, or the bank credit facility. The bank credit facility provides for a revolving loan and letter of credit borrowing capacity of up to $675.0 million from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The bank credit facility has no mandatory amortization provision and is payable in full at maturity on March 9, 2012. As of March 31, 2010, there was $532.0 million drawn on the bank credit facility. As of March 31, 2010, the amount under letters of credit issued pursuant to the bank credit facility totaled $3.8 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenants under the bank credit facility, line of credit and note indentures, we had approximately $121.2 million of borrowing capacity under the bank credit facility as of March 31, 2010.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, an applicable rate based on our total leverage ratio, as each term is defined under the bank credit facility. We also pay commitment fees for the unused portion of borrowing capacity under the bank credit facility on a quarterly basis equal to the product obtained by multiplying the applicable rate for commitment fees by the average daily unused borrowing capacity for that calendar quarter. The applicable rate for base rate loans is between 1.25% and 2.75%. The applicable rate for Eurodollar rate loans is between 2.50% and 4.00%. The applicable rate for commitment fees is between 0.20% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate, the Eurodollar rate for one-month contracts plus 1.25% or the federal funds rate plus 0.50%. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of March 31, 2010, we had $532.0 million in Eurodollar rate loans and no base rate loan outstanding. The Eurodollar rate loans outstanding at March 31, 2010 were comprised of: (1) a $279.0 million loan based on a one-month Eurodollar rate of 0.23% plus an applicable rate of 3.50%, and (2) a $253.0 million loan based on a one-month Eurodollar rate of 0.24% plus an applicable rate of 3.50%. The applicable rate for commitment fees was 0.50% as of March 31, 2010.

The bank credit facility is collateralized by a first priority lien on substantially all of our assets, including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. We also will be required to pledge additional assets as collateral for the bank credit facility as we or our existing or future guarantor subsidiaries acquire them. Our obligations under the bank credit facility are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our maximum total leverage and senior leverage ratios, minimum fixed charge coverage ratio and maximum capital expenditures. The bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions.

Our bank credit facility requires us to comply with certain financial covenants at the end of each of our fiscal quarters, including a minimum fixed charge coverage ratio, a maximum total leverage ratio and a maximum senior leverage ratio.

As of March 31, 2010, our minimum fixed charge coverage ratio covenant, as defined under the bank credit facility, was as follows:

Fiscal Quarters Ending:
March 31, 2010	1.05:1.00
June 30, 2010 and thereafter	1.10:1.00

As of March 31, 2010, our maximum total leverage ratio covenant, or the ratio of total debt to annualized EBITDA, as such terms are defined under the bank credit facility, was as follows:

Fiscal Quarters Ending:
March 31, 2010 through December 31, 2010	7.25:1.00
March 31, 2011	7.00:1.00
June 30, 2011	6.75:1.00
September 30, 2011	6.50:1.00
December 31, 2011 and thereafter	6.25:1.00

As of March 31, 2010, our maximum senior leverage ratio covenant, or ratio of total debt minus subordinated obligations to annualized EBITDA, as such terms are defined under the bank credit facility, was as follows:

Fiscal Quarters Ending:
March 31, 2010	4.75:1.00
June 30, 2010 through December 31, 2010	4.50:1.00
March 31, 2011 through September 30, 2011	4.25:1.00
December 31, 2011 and thereafter	3.75:1.00

If we are unable to sufficiently offset any future declines in our revenues with appropriate cost reductions, we may not be able to satisfy our financial covenants under the bank credit facility. In such event, we would need to obtain waivers or amendments under the bank credit facility; however, we can provide no assurance that we would be able to obtain such waivers or amendments. If we were unable to obtain such waivers or amendments, we would be in default under the bank credit facility, which may result in cross-defaults under our senior and senior subordinated notes. If such defaults or cross-defaults were to occur, it would allow our lenders to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. If such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary to repay such accelerated indebtedness.

As of March 31, 2010, we and the Tribe were in compliance with all of our respective covenant requirements under the bank credit facility.

Line of Credit

As of March 31, 2010, we have an $18.0 million revolving loan agreement with Bank of America, N.A., or the line of credit. Each advance accrues interest on the basis of a one-month Eurodollar rate or prime rate, plus the applicable margin determined on the basis of our leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. As of March 31, 2010, we had $2.7 million in Eurodollar rate loans outstanding, which were based on a one-month Eurodollar rate of 0.23% plus an applicable rate of 3.00%. The line of credit subjects us to certain covenants, including a covenant to maintain at least the line of credit commitment amount available for borrowing under the bank credit facility. As of March 31, 2010, we were in compliance with all covenant requirements under the line of credit and had $15.3 million of borrowing capacity thereunder. The line of credit was amended in May 2010 to extend the maturity date from May 14, 2010 to June 11, 2010. We have commenced discussions with Bank of America, N.A., to further extend the maturity date of the line of credit; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.

Letters of Credit

As of March 31, 2010, we maintained six uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, pari-mutuel wagering tax liabilities of the Pennsylvania entities, potential contractor and subcontractor liabilities relating to Project Horizon, collateral obligations of a surety bond relating to

Pennsylvania Slot Tax expenses owed by Downs Racing to the PGCB and two in connection with road work at the Pennsylvania facilities. The letters of credit expired or expire on various dates from May 2010 through April 2011, subject to renewals. As of March 31, 2010, no amount was drawn on the letters of credit.

Salishan-Mohegan Bank Credit Facility

As of March 31, 2010, Salishan-Mohegan has a $17.0 million revolving loan agreement with Bank of America, N.A., or the Salishan credit facility, which matures on September 30, 2010. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus a spread of 2.50% for base rate loans and an applicable rate, as defined under the Salishan credit facility, of 3.50% for Eurodollar rate loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. The applicable rate for commitment fees is 0.50%. The revolving loan has no mandatory amortization provision and is payable in full at maturity. The Salishan credit facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan credit facility also are guaranteed by the Tribe. The Salishan credit facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. As of March 31, 2010, we were in compliance with all of our respective covenant requirements under the Salishan credit facility.

As of March 31, 2010, Salishan-Mohegan had $14.3 million in Eurodollar rate loans and no base rate loan outstanding. The Eurodollar rate loans outstanding at March 31, 2010 were comprised of: (1) a $14.0 million loan based on a one-month Eurodollar rate of 0.23% plus an applicable rate of 3.50%, and (2) a $250,000 loan based on a one-month Eurodollar rate of 0.24% plus an applicable rate of 3.50%. The applicable rate for commitment fees was 0.50% as of March 31, 2010. As of March 31, 2010, Salishan-Mohegan had $2.7 million of borrowing capacity under the Salishan credit facility.

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

Capital Expenditures

The following table presents data related to capital expenditures for the six months ended March 31, 2010:

	Capital Expenditures
(in millions, excluding capitalized interest)	Six Months Ended March 31, 2010	Remaining Forecasted Fiscal Year 2010	Total Forecasted Fiscal Year 2010
Mohegan Sun:
Maintenance	$5.2	$13.6	$18.8
Development	1.1	7.1	8.2
Expansion—Project Horizon	5.2	8.9	14.1

Subtotal	11.5	29.6	41.1
Mohegan Sun at Pocono Downs:
Maintenance	0.9	1.3	2.2
Development	0.2	0.6	0.8
Expansion—Project Sunrise (1)	(1.1)	—	(1.1)
Expansion—Table Games (2)	2.8	13.1	15.9

Subtotal	2.8	15.0	17.8

Total	$14.3	$44.6	$58.9

(1)	Represents adjustments to the final cost for Project Sunrise, the Phase II gaming and entertainment facility.
(2)	Exclusive of the one-time $16.5 million table games authorization fee and $2.0 million in pre-opening costs and expenses.

We will primarily rely on cash generated from operations to finance maintenance capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs. We plan to finance capital expenditures for Project Horizon at Mohegan Sun and table games at Mohegan Sun at Pocono Downs, including the $16.5 million one-time table games authorization fee, through a combination of operating cash flows and draws under our bank credit facility.

Interest Expense

For the three months and six months ended March 31, 2010 and 2009, we incurred the following in interest expense, net of capitalized interest (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2010	2009	2010	2009
Bank credit facility	$5,663	$4,608	$12,211	$9,890
2009 11 1/ 2% second lien senior secured notes	5,894	—	10,083	—
2005 6 1/ 8% senior unsecured notes	3,828	3,828	7,656	7,656
2001 8 3/ 8 % senior subordinated notes	42	316	84	658
2002 8% senior subordinated notes	5,000	5,000	10,000	10,000
2003 6 3/ 8% senior subordinated notes	—	5,259	—	10,519
2004 7 1/ 8% senior subordinated notes	4,008	4,008	8,016	8,016
2005 6 7/ 8% senior subordinated notes	2,578	2,578	5,156	5,156
Line of credit	64	75	134	189
WNBA promissory note	6	20	15	57
Salishan-Mohegan bank credit facility	135	156	273	431
Mohegan Tribe promissory note (Salishan-Mohegan)	370	—	744	—
Capital leases	64	91	131	138
Amortization of net deferred gain on settlement of derivative instruments	(118)	114	(235)	228
Amortization of debt issuance costs	1,792	2,455	3,628	3,903
Capitalized interest	(7)	(9)	(28)	(677)

Total interest expense, net of capitalized interest	$29,319	$28,499	$57,868	$56,164

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments and foreseeable capital expenditure requirements, including the one-time table games authorization fee, and distributions to the Tribe for at least the next twelve months. However, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for further details regarding risks relating to our sufficiency of resources. Any future investments in Mohegan Sun and Mohegan Sun at Pocono Downs are anticipated to be funded through a combination of operating cash flows and draws under our bank credit facility. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenants under the bank credit facility, line of credit and note indentures, we had approximately $136.5 million of borrowing capacity under the bank credit facility and line of credit as of March 31, 2010. Distributions to the Tribe are anticipated to approximate between $59.0 million and $64.0 million for fiscal 2010.

Contractual Obligations and Commitments

Our future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments are set forth below.

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,637,536	$16,926	$795,010	$475,000	$350,600
Interest payments on long-term debt (3)	454,302	53,535	208,226	106,647	85,894
Construction (4)	8,974	8,974	—	—	—
Procurement (5)	67,744	9,185	32,667	23,601	2,291
Capital leases (6)	6,450	420	1,389	1,499	3,142
Operating leases (7)	3,848	2,981	729	138	—

Total	$2,178,854	$92,021	$1,038,021	$606,885	$441,927

(1)	Represents payment obligations from April 1, 2010 to September 30, 2010.
(2)	Represents long-term debt maturities as of March 31, 2010.
(3)	Represents interest payments expected to be paid on long-term debt as of March 31, 2010, pursuant to respective debt agreements.
(4)	Represents expenditures we must pay in connection with Project Horizon, exclusive of amounts reflected in our condensed consolidated balance sheets.
(5)	Represents expenditures we must pay in connection with agreements entered into with vendors for inventory and other items, exclusive of amounts reflected in our condensed consolidated balance sheets.
(6)	Represents lease payments to the Tribe relating to property located adjacent to the Tribe’s reservation that is used for parking and access to Mohegan Sun.
(7)	Represents leases for various buildings, equipment and land at Mohegan Sun and Mohegan Sun at Pocono Downs, as well as the ground lease for the 152-acre site located in Palmer, Massachusetts.

Critical Accounting Policies and Estimates

There has been no material change from the critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended September 30, 2009.

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

New Accounting Standards

In April 2010, the Financial Accounting Standards Board, or the FASB, issued guidance pertaining to accruals for casino jackpot liabilities. The new guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying such jackpot. It specifies that jackpots should be accrued and charged to revenue when an entity has the obligation to pay such jackpot. The new guidance applies to both base and progressive jackpots and requires a cumulative-effect adjustment to opening retained earnings in the period of adoption. It is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Its adoption is not expected to have a material impact on our financial position, results of operations or cash flows.

In January 2010, we adopted revised guidance pertaining to disclosures about fair values of financial instruments. The revised guidance clarifies existing guidance and requires new disclosures pertaining to fair values of financial instruments. Its adoption did not impact our financial position, results of operations or cash flows.

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

In October 2009, we adopted guidance pertaining to fair value measurements for non-financial assets and liabilities. The new guidance clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. Its adoption did not impact our financial position, results of operations or cash flows.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest will accrue on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the bank credit facility. As of March 31, 2010, we had $532.0 million drawn on the bank credit facility.

We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.

The following table provides information as of March 31, 2010 about our current financial instruments, or debt obligations, that are sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt instruments are based on quoted market prices or prices of similar instruments, where applicable, as of March 31, 2010.

	Expected Maturity Date							Fair Value
	2010	2011	2012	2013	2014	Thereafter	Total
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$420	$12,691	$250,708	$250,735	$225,764	$353,142	$1,093,460	$945,904
Average interest rate	4.0%	13.4%	8.0%	6.1%	7.1%	9.5%	7.9%
Variable rate	$16,926	$1,000	$532,000	$—	$—	$600	$550,526	$474,781
Average interest rate (1)	3.8%	2.1%	4.6%	—	—	—	4.6%

(1)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $5.5 million.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change from the risk factors previously disclosed in our Form 10-K for the fiscal year ended September 30, 2009.

Item 6.	Exhibits

The exhibits to this Form 10-Q are listed on the Exhibit Index, which appears elsewhere herein and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOHEGAN TRIBAL GAMING AUTHORITY

Date: May 14, 2010	By:	/s/ MARILYNN R. MALERBA
Marilynn R. Malerba Chairwoman and Member, Management Board

Date: May 14, 2010	By:	/s/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date: May 14, 2010	By:	/s/ LEO M. CHUPASKA
Leo M. Chupaska Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004, and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996, and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club, LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Senior Subordinated Form S-4”), and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

Exhibit No.	Description
3.15	Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed as Exhibit 3.15 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the SEC on August 10, 2006 (the “June 2006 10-Q”), and incorporated by reference herein).

3.16	Operating Agreement of Mohegan Ventures-Northwest, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of July 23, 2004 (filed as Exhibit 3.16 to the June 2006 10-Q and incorporated by reference herein).

3.17	Articles of Organization of Mohegan Golf, LLC, dated as of November 20, 2006 (filed as Exhibit 3.17 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006 (the “2006 10-K”), and incorporated by reference herein).

3.18	Certificate of Formation of Wisconsin Tribal Gaming, LLC, dated as of February 27, 2007 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

3.19	Articles of Organization of Mohegan Ventures Wisconsin, LLC, dated as of March 1, 2007 (filed as Exhibit 3.19 to the March 2007 10-Q and incorporated by reference herein).

3.20	Certificate of Formation of MTGA Gaming, LLC, dated as of July 27, 2007 (filed as Exhibit 3.20 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007 (the “2007 10-K”), and incorporated by reference herein).

3.21	Articles of Amendment of Mohegan Golf, LLC, dated as of April 8, 2008 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the SEC on May 15, 2008, and incorporated by reference herein).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club, LLC, the other Subsidiary Guarantors (as defined under the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the SEC on August 7, 2003 (the “June 2003 10-Q”), and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the SEC on August 16, 2004 (the “June 2004 10-Q”), and incorporated by reference herein).

Exhibit No.	Description
4.5	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club, LLC, the other Subsidiary Guarantors (as defined under the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.8	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club, LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

4.9	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club, LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.10	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined under the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

4.11	Supplemental Indenture No. 4, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.11 to the June 2006 10-Q and incorporated by reference herein).

4.12	Supplemental Indenture No. 5, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the 2006 10-K and incorporated by reference herein).

4.13	Supplemental Indenture No. 6, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.13 to the March 2007 10-Q and incorporated by reference herein).

Exhibit No.	Description
4.14	Supplemental Indenture No. 7, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the 2007 10-K and incorporated by reference herein).

4.15	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.16	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club, LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

4.17	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined under the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

4.18	Supplemental Indenture No. 2, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2006 10-Q and incorporated by reference herein).

4.19	Supplemental Indenture No. 3, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the 2006 10-K and incorporated by reference herein).

4.20	Supplemental Indenture No. 4, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the March 2007 10-Q and incorporated by reference herein).

4.21	Supplemental Indenture No. 5, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the 2007 10-K and incorporated by reference herein).

4.22	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.23	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.24	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the June 2006 10-Q and incorporated by reference herein).

4.25	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.27 to the 2006 10-K and incorporated by reference herein).

4.26	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the March 2007 10-Q and incorporated by reference herein).

4.27	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.35 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.28	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.29	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

4.30	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the June 2006 10-Q and incorporated by reference herein).

4.31	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the 2006 10-K and incorporated by reference herein).

Exhibit No.	Description
4.32	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.36 to the March 2007 10-Q and incorporated by reference herein).

4.33	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to 6 1/8 % Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.41 to the 2007 10-K and incorporated by reference herein).

4.34	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

4.35	Indenture, dated as of October 26, 2009, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 11 1/2% Second Lien Senior Secured Notes Due 2017 (filed as Exhibit 4.43 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the SEC on December 28, 2009 (the “2009 10-K”), and incorporated by reference herein).

4.36	Form of Global 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.44 to the 2009 10-K and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).