Form 10-Q
period 2010-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2010-08-13
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2010	September 30, 2009
ASSETS

Current assets:
Cash and cash equivalents	$67,642	$64,664
Restricted cash	477	1,899
Receivables, net	23,245	23,360
Inventories	15,761	15,521
Other current assets	26,408	25,578

Total current assets	133,533	131,022

Non-current assets:
Property and equipment, net	1,631,372	1,676,763
Goodwill	39,459	39,459
Other intangible assets, net	406,850	389,914
Other assets, net	56,607	57,925

Total assets	$2,267,821	$2,295,083

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$22,028	$26,430
Current portion of relinquishment liability	79,650	71,912
Due to Mohegan Tribe	10,000	-
Current portion of capital leases	674	919
Trade payables	17,454	19,900
Construction payables	10,164	18,959
Accrued interest payable	26,474	16,356
Other current liabilities	135,799	124,834

Total current liabilities	302,243	279,310

Non-current liabilities:
Long-term debt, net of current portion	1,598,696	1,593,185
Long-term debt, due to Mohegan Tribe	-	10,000
Relinquishment liability, net of current portion	194,789	226,511
Capital leases, net of current portion	5,522	6,030
Other long-term liabilities	411	362

Total liabilities	2,101,661	2,115,398

Commitments and Contingencies

Capital:

Retained earnings	163,247	175,855

Mohegan Tribal Gaming Authority capital	163,247	175,855
Non-controlling interests	2,913	3,830

Total capital	166,160	179,685

Total liabilities and capital	$2,267,821	$2,295,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Nine Months Ended June 30, 2010	For the Nine Months Ended June 30, 2009
Revenues:
Gaming	$321,119	$337,577	$950,081	$986,447
Food and beverage	23,925	23,409	70,078	69,015
Hotel	9,369	9,736	27,875	29,579
Retail, entertainment and other	27,796	33,747	83,022	90,932

Gross revenues	382,209	404,469	1,131,056	1,175,973
Less - Promotional allowances	(28,130)	(29,650)	(82,871)	(85,760)

Net revenues	354,079	374,819	1,048,185	1,090,213

Operating costs and expenses:
Gaming	204,593	210,631	603,344	629,820
Food and beverage	11,742	10,520	33,711	32,198
Hotel	3,504	3,338	10,581	10,233
Retail, entertainment and other	8,471	13,083	26,448	33,277
Advertising, general and administrative	52,121	52,774	152,551	152,273
Corporate expenses	4,916	4,769	13,293	13,370
Pre-opening costs and expenses	1,651	-	2,179	282
Depreciation and amortization	23,154	24,786	72,134	77,205

Total operating costs and expenses	310,152	319,901	914,241	948,658

Income from operations	43,927	54,918	133,944	141,555

Other income (expense):
Accretion of discount to the relinquishment liability	(3,856)	(5,106)	(11,569)	(15,318)
Interest income	647	729	1,999	3,254
Interest expense, net of capitalized interest	(29,290)	(27,666)	(87,158)	(83,830)
Gain (loss) on early extinguishment of debt	-	-	(1,584)	8,466
Write-off of debt issuance costs	-	-	(338)	-
Other expense, net	(437)	(22)	(928)	(2,949)

Total other expense	(32,936)	(32,065)	(99,578)	(90,377)

Net income	10,991	22,853	34,366	51,178
Loss attributable to non-controlling interests	627	617	1,683	1,740

Net income attributable to Mohegan Tribal Gaming Authority	$11,618	$23,470	$36,049	$52,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests

Balance, March 31, 2010	$165,120	$161,836	$3,284
Contributions from members	256	-	256
Net income (loss)	10,991	11,618	(627)
Distributions to Tribe	(10,207)	(10,207)	-

Balance, June 30, 2010	$166,160	$163,247	$2,913

Balance, September 30, 2009	$179,685	$175,855	$3,830
Contributions from members	766	-	766
Net income (loss)	34,366	36,049	(1,683)
Distributions to Tribe	(48,657)	(48,657)	-

Balance, June 30, 2010	$166,160	$163,247	$2,913

Balance, March 31, 2009	$138,581	$135,412	$3,169
Contributions from members	1,020	-	1,020
Net income (loss)	22,853	23,470	(617)
Distributions to Tribe	(24,516)	(24,516)	-

Balance, June 30, 2009	$137,938	$134,366	$3,572

Balance, September 30, 2008	$131,269	$128,011	$3,258
Contributions from members	2,054	-	2,054
Net income (loss)	51,178	52,918	(1,740)
Distributions to Tribe	(46,563)	(46,563)	-

Balance, June 30, 2009	$137,938	$134,366	$3,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended June 30, 2010	For the Nine Months Ended June 30, 2009
Cash flows provided by (used in) operating activities:
Net income	$34,366	$51,178
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	72,134	77,205
Accretion of discount to the relinquishment liability	11,569	15,318
Cash paid for accretion of discount to the relinquishment liability	(10,891)	(14,430)
Loss (gain) on early extinguishment of debt	1,584	(8,466)
Loss on amendment to the purchase agreement for Mohegan Sun at Pocono Downs	-	1,646
Accretion of discount on amendment to the purchase agreement for Mohegan Sun at Pocono Downs	-	(430)
Net loss on disposition of assets	235	1,161
Non-cash asset write-offs related to Project Horizon	508	-
Provision for losses on receivables	2,384	6,680
Amortization of debt issuance costs	5,417	6,250
Amortization of bond discount	392	-
Amortization of net deferred gain on settlement of derivative instruments	(350)	345
Write-off of debt issuance costs	338	-
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,540)	8,649
(Increase) decrease in inventories	(240)	732
Decrease (increase) in other assets	422	(4,279)
Decrease in trade payables	(2,446)	(2,650)
Increase (decrease) in other liabilities	21,637	(5,371)

Net cash flows provided by operating activities	135,519	133,538

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of decreases in construction payables of $8,795 and $76,311, respectively	(37,355)	(147,300)
Payment of table games authorization fee	(16,500)	-
Proceeds from amendment to the purchase agreement for Mohegan Sun at Pocono Downs	-	20,063
Proceeds from Commonwealth of Pennsylvania’s facility improvement grant	1,000	2,000
Issuance of third-party loans and advances	(866)	(3,204)
Proceeds from asset sales	14	119
Payments received on third-party loans	162	205
Decrease in restricted cash	1,422	681

Net cash flows used in investing activities	(52,123)	(127,436)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	259,000	626,000
Bank Credit Facility repayments - revolving loan	(298,000)	(395,000)
Bank Credit Facility repayments - term loan	(147,000)	(152,250)
Salishan Credit Facility borrowings - revolving loan	1,250	2,000
Line of Credit borrowings	372,808	409,168
Line of Credit repayments	(378,459)	(406,746)
Proceeds from issuance of Second Lien Senior Secured Notes, net of discount	192,468	-
Payments on other debt	(1,000)	(6,806)
Principal portion of relinquishment liability payments	(24,662)	(25,210)
Distributions to Tribe	(48,657)	(46,563)
Capitalized debt issuance costs	(8,179)	(9,760)
Payments on capital lease obligations	(753)	(470)
Non-controlling interest contributions	766	2,054

Net cash flows used in financing activities	(80,418)	(3,583)

Net increase in cash and cash equivalents	2,978	2,519
Cash and cash equivalents at beginning of period	64,664	83,200

Cash and cash equivalents at end of period	$67,642	$85,719

Supplemental disclosure:
Cash paid during the period for interest	$71,639	$67,531

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

MCV-PA holds a 0.01% general partnership interest in Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P. (collectively, the “Pennsylvania Entities”), while the Authority holds a 99.99% limited partnership interest in each such entity. Downs Racing, L.P. (“Downs Racing”) owns and operates Mohegan Sun at Pocono Downs, a gaming and entertainment facility located in Plains Township, Pennsylvania, and several off-track wagering (“OTW”) facilities located elsewhere in Pennsylvania. The Authority views Mohegan Sun and the properties owned by the Pennsylvania Entities as two separate operating segments.

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

MTGA Gaming and the Tribe hold 49% and 51% membership interests in Mohegan Gaming & Hospitality, LLC (“MG&H”), respectively. MG&H holds a 100% membership interest in Mohegan Resorts, LLC (“Mohegan Resorts”). Certain of the Authority’s and the Tribe’s diversification efforts are conducted, either directly or indirectly, through MG&H and Mohegan Resorts. Mohegan Resorts currently holds a 100% membership interest in Mohegan Resorts Mass, LLC, which continues to evaluate potential gaming opportunities in the Commonwealth of Massachusetts.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. As discussed below, as of October 1, 2009, the Authority changed the way it accounts for non-controlling interests. The year-end condensed consolidated balance sheet reflects this change. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period, have been included. Operating results for the three months and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.

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

The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes approximates fair value. The fair value of the Authority’s financing facilities and notes were as follows (in thousands):

	June 30, 2010
	Carrying Value	Fair Value
Bank Credit Facility	$527,000	$431,481
2009 11 1/ 2% Second Lien Senior Secured Notes	$192,862	$198,000
2005 6 1/ 8% Senior Unsecured Notes	$250,000	$202,500
2001 8 3/ 8% Senior Subordinated Notes	$2,010	$1,754
2002 8% Senior Subordinated Notes	$250,000	$218,125
2004 7 1/ 8% Senior Subordinated Notes	$225,000	$162,563
2005 6 7/ 8% Senior Subordinated Notes	$150,000	$106,500

The estimated fair value of the Authority’s financing facilities and notes was based on quoted market prices or prices of similar instruments on or about June 30, 2010.

New Accounting Standards

In July 2010, the FASB issued guidance pertaining to disclosures about the credit quality of financing receivables and the allowance for credit losses. The new guidance is effective for interim and annual periods after December 15, 2010. Its adoption is not expected to have a material impact on the Authority’s financial position, results of operations or cash flows.

In April 2010, the FASB issued guidance pertaining to accruals for casino jackpot liabilities. The new guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying such jackpot. It specifies that jackpots should be accrued and charged to revenue when an entity has the obligation to pay such jackpot. The new guidance applies to both base and progressive jackpots and requires a cumulative-effect adjustment to opening retained earnings in the period of adoption. It is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2010. Its adoption is not expected to have a material impact on the Authority’s financial position, results of operations or cash flows.

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

NOTE 3—FINANCING FACILITIES:

Financing facilities consisted of the following (in thousands):

	June 30, 2010	September 30, 2009
Bank Credit Facility	$527,000	$713,000
2009 11 1/ 2% Second Lien Senior Secured Notes	192,862	-
2005 6 1/ 8% Senior Unsecured Notes	250,000	250,000
2001 8 3/ 8% Senior Subordinated Notes	2,010	2,010
2002 8% Senior Subordinated Notes	250,000	250,000
2004 7 1/ 8% Senior Subordinated Notes	225,000	225,000
2005 6 7/ 8% Senior Subordinated Notes	150,000	150,000
Line of Credit	6,528	12,180
WNBA Promissory Note	1,000	2,000
Salishan Credit Facility	14,500	13,250
Mohegan Tribe Promissory Note	10,000	10,000
Menominee Kenosha Gaming Authority Note Payable	600	600

Subtotal	1,629,500	1,628,040
Net deferred gain on derivative instruments sold	1,224	1,575

Total debt, excluding capital leases	$1,630,724	$1,629,615

Bank Credit Facility

In October 2009, the Authority entered into an amendment to the terms of its bank credit facility (the “Bank Credit Facility”). The Bank Credit Facility provides for a revolving loan and letter of credit borrowing capacity

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

of up to $675.0 million from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The Bank Credit Facility has no mandatory amortization provision and is payable in full at maturity on March 9, 2012. As of June 30, 2010, there was $527.0 million drawn on the Bank Credit Facility. As of June 30, 2010, the amount under letters of credit issued pursuant to the Bank Credit Facility totaled $3.4 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, and after taking into account restrictive financial covenants under the Bank Credit Facility and the Authority’s line of credit and note indentures, the Authority had approximately $72.2 million of borrowing capacity under the Bank Credit Facility as of June 30, 2010.

At the Authority’s option, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar Rate, plus in either case, an Applicable Rate based on the Authority’s total leverage ratio, as each term is defined under the Bank Credit Facility. The Authority also pays commitment fees for the unused portion of borrowing capacity under the Bank Credit Facility on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused borrowing capacity for that calendar quarter. The Applicable Rate for Base Rate loans is between 1.25% and 2.75%. The Applicable Rate for Eurodollar Rate loans is between 2.50% and 4.00%. The Applicable Rate for commitment fees is between 0.20% and 0.50%. The Base Rate is the higher of Bank of America’s announced Prime Rate, the Eurodollar Rate for one-month contracts plus 1.25% or the Federal Funds Rate plus 0.50%. Interest on Base Rate loans is payable quarterly in arrears. Interest on Eurodollar Rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of June 30, 2010, the Authority had $527.0 million in Eurodollar Rate loans and no Base Rate loan outstanding. The Eurodollar Rate loans outstanding at June 30, 2010 were based on a one-month Eurodollar Rate of 0.35% plus an Applicable Rate of 3.75%. The Applicable Rate for commitment fees was 0.50% as of June 30, 2010. As of June 30, 2010 and September 30, 2009, accrued interest, including commitment fees, on the Bank Credit Facility was $969,000 and $1.1 million, respectively.

The Bank Credit Facility is collateralized by a first priority lien on substantially all of the Authority’s assets, including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government, and improvements which comprise Mohegan Sun. The Authority also will be required to pledge additional assets as collateral for the Bank Credit Facility as it or its existing and future guarantor subsidiaries acquire them. The Authority’s obligations under the Bank Credit Facility are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The Bank Credit Facility subjects the Authority to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, the Authority’s maximum total leverage and senior leverage ratios, minimum fixed charge coverage ratio and maximum capital expenditures. The Bank Credit Facility includes non-financial covenants by the Authority and the Tribe of the type customarily found in loan agreements for similar transactions.

The Authority continues to monitor revenues and expenditures to ensure continued compliance with applicable debt covenants and may need to implement additional cost containment measures based upon future operating results to maintain compliance. If the Authority is unable to sufficiently increase revenues or offset any future declines in revenues by effecting additional cost containment measures, it may not be able to satisfy its financial covenants under the Bank Credit Facility. In such event, the Authority would need to obtain waivers or amendments under the Bank Credit Facility; however, no assurance can be made that the Authority would be able to obtain such waivers or amendments. If the Authority were unable to obtain such waivers or amendments, it would be in default under the Bank Credit Facility, which may result in cross-defaults under its senior and senior subordinated notes. If such defaults or cross-defaults were to occur, it would allow the Authority’s lenders

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. If such acceleration were to occur, the Authority can provide no assurance that it would be able to obtain the financing necessary to repay such accelerated indebtedness.

As of June 30, 2010, the Authority and the Tribe were in compliance with all of their respective covenant requirements under the Bank Credit Facility.

Senior Notes

2009 11 1/2% Second Lien Senior Secured Notes

In October 2009, the Authority issued $200.0 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.50% per annum (the “2009 Second Lien Senior Secured Notes”). The 2009 Second Lien Senior Secured Notes were issued at a price of 96.234% of par, to yield an effective interest rate of 12.25% per annum. The net proceeds from this financing were used to repay the Authority’s then-existing term loan under the Bank Credit Facility in the aggregate principal amount of $147.0 million, to repay $41.0 million of revolving loans under the Bank Credit Facility and to pay related transaction costs and expenses associated with the issuance. The 2009 Second Lien Senior Secured Notes mature on November 1, 2017. The first call date for the 2009 Second Lien Senior Secured Notes is November 1, 2013. Interest on the 2009 Second Lien Senior Secured Notes is payable semi-annually on May 1st and November 1st. The 2009 Second Lien Senior Secured Notes are collateralized by a second lien on substantially all of the Authority’s and its existing and future guarantor subsidiaries’ properties and assets, and are effectively subordinated to all of the Authority’s and its existing and future guarantor subsidiaries’ first lien secured debt, including borrowings under the Bank Credit Facility, to the extent of the value of the collateral securing such debt. The 2009 Second Lien Senior Secured Notes rank equally in right of payment with all of the Authority’s and its existing and future guarantor subsidiaries’ senior indebtedness and with its Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing, but, to the extent of the value of the collateral securing such debt, rank effectively senior to all of the Authority’s and its existing and future guarantor subsidiaries’ unsecured senior indebtedness, including its 2005 6 1/8% Senior Unsecured Notes and its Senior and Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2009 Second Lien Senior Secured Notes rank senior to all of the Authority’s and its existing and future guarantor subsidiaries’ subordinated indebtedness, including its 2001 8 3/8% Senior Subordinated Notes, its 2002 8% Senior Subordinated Notes, its 2004 7 1/8% Senior Subordinated Notes and its 2005 6 7/8% Senior Subordinated Notes. As of June 30, 2010, accrued interest on the 2009 Second Lien Senior Secured Notes was $3.8 million.

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

2005 6 1/8% Senior Unsecured Notes

In February 2005, the Authority issued $250.0 million Senior Unsecured Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Unsecured Notes”). The 2005 Senior Unsecured Notes mature on

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

February 15, 2013. The first call date for the 2005 Senior Unsecured Notes was February 15, 2009. Interest on the 2005 Senior Unsecured Notes is payable semi-annually on February 15th and August 15th. The 2005 Senior Unsecured Notes are uncollateralized general obligations of the Authority, and are effectively subordinated to all of the Authority’s and its existing and future guarantor subsidiaries’ senior secured indebtedness, including borrowings under the Bank Credit Facility and the 2009 Second Lien Senior Secured Notes, to the extent of the value of the collateral securing such debt. The 2005 Senior Unsecured Notes rank equally in right of payment with the 2009 Second Lien Senior Secured Notes and the Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Unsecured Notes rank senior to the Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing and all of the Authority’s and its existing and future guarantor subsidiaries’ subordinated indebtedness, including the 2001 8 3/8% Senior Subordinated Notes, the 2002 8% Senior Subordinated Notes, the 2004 7 1/8% Senior Subordinated Notes and the 2005 6 7/8% Senior Subordinated Notes. As of June 30, 2010 and September 30, 2009, accrued interest on the 2005 Senior Unsecured Notes was $5.7 million and $1.9 million, respectively.

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

In March 2009, the Authority repurchased and extinguished an additional principal amount of $14.3 million of the outstanding 2001 Senior Subordinated Notes. The aggregate amount paid for this repurchase was approximately $6.1 million, which represented a repurchase price of approximately $5.8 million and accrued interest of $273,000. The Authority realized a gain on early extinguishment of debt in connection with this transaction totaling approximately $8.5 million, which was recorded in the accompanying condensed consolidated statement of income for the nine months ended June 30, 2009. An aggregate principal amount of approximately $2.0 million of the 2001 Senior Subordinated Notes remains outstanding as of June 30, 2010. As of June 30, 2010 and September 30, 2009, accrued interest on the 2001 Senior Subordinated Notes was $84,000 and $42,000, respectively.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.000% per annum (the “2002 Senior Subordinated Notes”). The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes was April 1, 2007. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1st and October 1st. As of June 30, 2010 and September 30, 2009, accrued interest on the 2002 Senior Subordinated Notes was $5.0 million and $10.0 million, respectively.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes was August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. As of June 30, 2010 and September 30, 2009, accrued interest on the 2004 Senior Subordinated Notes was $6.0 million and $2.0 million, respectively.

2005 6 7/8% Senior Subordinated Notes

In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes was February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. As of June 30, 2010 and September 30, 2009, accrued interest on the 2005 Senior Subordinated Notes was $3.9 million and $1.3 million, respectively.

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

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which the Authority and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and the continued existence of the Authority. As of June 30, 2010, both the Authority and the Tribe were in compliance with all of their respective covenant requirements under the senior and senior subordinated note indentures.

The Authority continues to monitor revenues and expenditures to ensure continued compliance with applicable debt covenants and may need to implement additional cost containment measures based upon future operating results to maintain compliance. If the Authority is unable to sufficiently increase revenues or offset any future declines in revenues by effecting additional cost containment measures, it may not be able to satisfy the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

incurrence of indebtedness covenant under its note indentures. In such event, the indentures may restrict the Authority from borrowing additional funds to meet its financial obligations. While the Authority could seek to obtain amendments to its indentures to reduce or eliminate this restriction, it can provide no assurance that it would be able to obtain such amendments.

Salishan-Mohegan Bank Credit Facility

As of June 30, 2010, Salishan-Mohegan has a $17.0 million revolving loan agreement with Bank of America, N.A. (the “Salishan Credit Facility”), which matures on September 30, 2010. The Authority has commenced discussions with Bank of America, N.A. to extend the maturity date of the Salishan Credit Facility; however, it can provide no assurance of the terms of such extension or whether such extension will be granted. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar Rate, plus a spread of 2.50% for Base Rate loans and an Applicable Rate, as defined under the Salishan Credit Facility, of 3.50% for Eurodollar Rate loans. The Base Rate is the higher of Bank of America’s announced Prime Rate or the Federal Funds Rate plus 0.50%. The Applicable Rate for commitment fees is 0.50%. The revolving loan has no mandatory amortization provision and is payable in full at maturity. The Salishan Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan Credit Facility also are guaranteed by the Tribe. The Salishan Credit Facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. As of June 30, 2010, Salishan-Mohegan was in compliance with all respective covenant requirements under the Salishan Credit Facility.

As of June 30, 2010, Salishan-Mohegan had $14.5 million in Eurodollar Rate loans and no Base Rate loan outstanding. The Eurodollar Rate loans outstanding at June 30, 2010 were based on a one-month Eurodollar Rate of 0.35% plus an Applicable Rate of 3.50%. The Applicable Rate for commitment fees was 0.50% as of June 30, 2010. As of June 30, 2010, Salishan-Mohegan had $2.5 million of borrowing capacity under the Salishan Credit Facility. As of June 30, 2010 and September 30, 2009, accrued interest on the Salishan Credit Facility was $37,000 and $2,000, respectively.

Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, which was used to repay revolving loans under the Salishan Credit Facility in connection with an amendment to the Salishan Credit Facility. The promissory note executed by Salishan-Mohegan in favor of the Tribe (the “Mohegan Tribe Promissory Note”) provides for the accrual of interest at an annual rate of 15.0% and matures on October 1, 2010. Accrued interest is paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity. The Authority has commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe Promissory Note; however, it can provide no assurance of the terms of such extension or whether such extension will be granted. As of June 30, 2010 and September 30, 2009, accrued interest on the Mohegan Tribe Promissory Note was $922,000 and $4,000, respectively.

NOTE 4—RELATED PARTY TRANSACTIONS:

The Tribe provides governmental and certain administrative services to the Authority in conjunction with the operation of Mohegan Sun. For each of the three months ended June 30, 2010 and 2009, the Authority incurred $7.1 million, and for the nine months ended June 30, 2010 and 2009, the Authority incurred $21.1 million and $16.7 million, respectively, of expenses for such services.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The Authority purchases the majority of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. For the three months ended June 30, 2010 and 2009, the Authority incurred costs of $6.0 million and $5.8 million, respectively, and for the nine months ended June 30, 2010 and 2009, the Authority incurred $18.6 million and $16.8 million, respectively, for such utilities.

In September 2009, the Tribe loaned Salishan-Mohegan $10.0 million, which was used to repay revolving loans under the Salishan Credit Facility in connection with an amendment to the Salishan Credit Facility. The Mohegan Tribe Promissory Note executed by Salishan-Mohegan in favor of the Tribe provides for the accrual of interest at an annual rate of 15.0% and matures on October 1, 2010. Accrued interest is paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity. The Authority has commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe Promissory Note; however, it can provide no assurance of the terms of such extension or whether such extension will be granted. For the three months and nine months ended June 30, 2010, the Authority incurred interest expense associated with the Mohegan Tribe Promissory Note of $374,000 and $1.1 million, respectively.

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

In July 2009, the Authority entered into an additional land lease agreement with the Tribe relating to property located adjacent to the Tribe’s reservation that is used for parking and access to Mohegan Sun. The agreement requires the Authority to make monthly payments equaling $30,000 through June 30, 2010 and monthly payments equaling $100 subsequent to June 30, 2010 until maturity on June 30, 2018. The Authority classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease.

The Authority is a tenant under a land lease agreement with the Tribe for access to Mohegan Sun. For each of the three months ended June 30, 2010 and 2009, the Authority expensed $12,000, and for each of the nine months ended June 30, 2010 and 2009, the Authority expensed $36,000, relating to this land lease agreement.

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

The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $48.3 million and $51.1 million for the three months ended June 30, 2010 and 2009, respectively. For the nine months ended June 30, 2010 and 2009, expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaled $140.4 million and $150.0 million, respectively. As of June 30, 2010 and September 30, 2009, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $15.3 million and $14.9 million, respectively.

Pennsylvania Slot Machine Tax

Downs Racing holds a Category One slot machine license issued by the Pennsylvania Gaming Control Board (the “PGCB”) for the operation of slot machines at Mohegan Sun at Pocono Downs. This license permits Downs Racing to install and operate up to 3,000 slot machines at Mohegan Sun at Pocono Downs, expandable to up to a total of 5,000 slot machines upon request and approval of the PGCB.

The Pennsylvania Race Horse Development and Gaming Act stipulates that holders of Category One slot machine licenses must pay a portion of revenues earned on slot machines to the PGCB on a daily basis (“Pennsylvania Slot Machine Tax”), which includes local share assessments to be paid to the cities and municipalities hosting Mohegan Sun at Pocono Downs and amounts to be paid to the Pennsylvania Harness

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Horsemen’s Association, Inc. (the “PHHA”). The Pennsylvania Slot Machine Tax payable to the PGCB on a daily basis is currently 55% of gross revenues from slot machines, 2% of which is subject to a $10.0 million minimum annual threshold to ensure that the host cities and municipalities receive an annual minimum of $10.0 million in local share assessments. Downs Racing maintains a $1.5 million escrow deposit in the name of the Commonwealth of Pennsylvania for Pennsylvania Slot Machine Tax payments to the PGCB, which was included in other assets, net, in the accompanying condensed consolidated balance sheets.

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $33.2 million and $33.1 million for the three months ended June 30, 2010 and 2009, respectively. For the nine months ended June 30, 2010 and 2009, expenses associated with the Pennsylvania Slot Machine Tax totaled $95.1 million and $92.4 million, respectively. As of June 30, 2010 and September 30, 2009, outstanding Pennsylvania Slot Machine Tax payments totaled $3.3 million and $4.6 million, respectively.

Pennsylvania Table Game Tax

On January 7, 2010, the Commonwealth of Pennsylvania amended the Pennsylvania Race Horse Development and Gaming Act to allow licensed slot machine operators in the Commonwealth of Pennsylvania to obtain a table game operation certificate and operate certain table games, including poker, subject to approval by the PGCB and payment of a one-time, non-refundable, table games authorization fee. Pursuant to the amended law, holders of table game operation certificates must pay a portion of revenues earned on table games to the PGCB on a weekly basis (“Pennsylvania Table Game Tax”). During the initial two years of operation, the Pennsylvania Table Game Tax is 14%, plus 2% in local share assessments. Following the initial two years of operation, the Pennsylvania Table Game Tax will be reduced to 12%, plus the 2% local share assessments. On March 16, 2010, the PGCB authorized a table game operation certificate for Downs Racing, and, on June 1, 2010, the one-time, non-refundable, table games authorization fee of $16.5 million was paid to the PGCB and classified as an intangible asset, with an indefinite useful life. The table game operation certificate intangible asset was included in other intangible assets, net, in the accompanying condensed consolidated balance sheet as of June 30, 2010. The table game operation certificate intangible asset will be assessed at least annually for impairment in accordance with authoritative guidance issued by the FASB pertaining to intangible assets. On July 12, 2010, Downs Racing received final approval from the PGCB to conduct table game operations, and, on July 13, 2010 opened its table game and poker operations.

Priority Distribution

In August 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which obligates the Authority to make monthly payments to the Tribe to the extent of the Authority’s Net Cash Flow, as defined under the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate priority distribution payments by the Authority to the Tribe in each calendar year to $14.0 million, as adjusted annually in accordance with a formula specified in the Priority Distribution Agreement to reflect the effects of inflation. Payments pursuant to the Priority Distribution Agreement do not reduce the Authority’s obligations to make payments to reimburse the Tribe for governmental and administrative services provided by the Tribe or any payments under any other agreements with the Tribe. The monthly priority distribution payments under the Priority Distribution Agreement are limited obligations of the Authority payable only to the extent of its Net Cash Flow, as defined under the Priority Distribution Agreement, and are not secured by a lien or encumbrance on any assets or properties of the Authority. The Authority reflected payments associated with the Priority Distribution Agreement totaling $4.5 million for each of the three months ended June 30, 2010 and 2009. For the nine months ended June 30, 2010 and 2009, payments associated with the Priority Distribution Agreement totaled $13.5 million and $13.4 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Horsemen’s Agreement

In January 2005, Downs Racing entered into an agreement with the PHHA, which represents owners, trainers and drivers at the Mohegan Sun at Pocono Downs’ harness racing facility. The agreement governs all live harness racing events and simulcasting and account wagering conducted at Mohegan Sun at Pocono Downs and the OTW facilities through December 31, 2010. As of June 30, 2010 and September 30, 2009, outstanding amounts to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $9.0 million and $9.1 million, respectively.

Project Horizon Suspension

In September 2008, the Authority announced the suspension of the hotel, retail and new parking garage elements of its Project Horizon expansion due to a slowdown in business volumes and uncertainties in the financial markets resulting from the national economic recession. The Authority is currently evaluating its options with respect to the development of the suspended elements, including the new hotel; however, it can provide no assurance as to if or when the suspended elements will resume. The specific factors that the Authority will consider in determining the feasibility of the suspended elements include its financial performance, cash flow projections expected to be realized from the project, estimated project costs, ability to obtain financing, economic conditions, industry trends and competition. As of June 30, 2010 and September 30, 2009, assets related to the suspended elements totaled $76.0 million and $78.3 million, respectively, and were included in property and equipment, net, in the accompanying condensed consolidated balance sheets. The Authority currently believes that the assets related to the suspended elements have a future benefit.

The following information summarizes the contingencies with respect to the suspended elements of Project Horizon:

Severance

The Authority terminated certain construction-related employees following the suspension of Project Horizon. The costs associated with the related post-employment severance benefits were expensed at the time the termination was communicated to the employees. The Authority incurred no expense for such costs for the three months ended June 30, 2010 and 2009. For the nine months ended June 30, 2010 and 2009, the Authority incurred $239,000 and $591,000, respectively, of such expenses.

Construction Materials and Other Costs

Certain construction materials purchased and design and architectural work completed in connection with Project Horizon may not be utilized if the suspended elements do not resume. The related costs and expenses will be expensed at the time such assets are determined to no longer have a future benefit or value to the Authority. For the three months and nine months ended June 30, 2010, the Authority expensed $232,000 and $508,000, respectively, of such assets, which were recorded in other expense, net, in the accompanying respective condensed consolidated statements of income. The Authority did not expense any such asset for the three months and nine months ended June 30, 2009.

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

In March 2009, the parties entered into an agreement to accelerate the remaining $16.0 million outstanding refund payment due to the Authority and discount the amount of such balance to approximately $13.1 million, which the Authority received in March 2009. The Authority incurred a non-cash loss in connection with this transaction totaling approximately $1.6 million, which was recorded in other expense, net, in the accompanying condensed consolidated statement of income for the nine months ended June 30, 2009.

Litigation

The Authority is a defendant in certain litigations incurred in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigations will not have a material effect on the Authority’s financial position, results of operations or cash flows.

NOTE 6—RELINQUISHMENT AGREEMENT:

In February 1998, the Authority and Trading Cove Associates (“TCA”) entered into a relinquishment agreement (the “Relinquishment Agreement”). Effective January 1, 2000 (the “Relinquishment Date”), the Relinquishment Agreement superseded a then-existing management agreement with TCA. The Relinquishment Agreement provides, among other things, that the Authority make certain payments to TCA out of, and determined as a percentage of, Revenues, as defined under the Relinquishment Agreement, generated by Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments (“Senior Relinquishment Payments” and “Junior Relinquishment Payments”) have separate schedules and priorities. Senior Relinquishment Payments commenced on April 25, 2000, 25 days following the end of the first three-month period after the Relinquishment Date and continue at the end of each three-month period thereafter until January 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, 25 days following the end of the first six-month period after the Relinquishment Date and continue at the end of each six-month period thereafter until January 25, 2015. Each Senior and Junior Relinquishment Payment is an amount equal to 2.5% of Revenues generated by Mohegan Sun over the immediately preceding three-month or six-month payment period, as the case may be. Revenues are defined under the Relinquishment Agreement as gross gaming revenues, other than Class II Gaming revenues, and all other revenues, as defined, including, without limitation, hotel revenues, room service revenues, food and beverage revenues, ticket revenues, fees or receipts from the convention/events center and all rental revenues or other receipts from lessees and concessionaires but not the gross receipts of such lessees, licenses and concessionaires, derived directly or indirectly from the facilities, as defined. Revenues under the Relinquishment Agreement exclude revenues generated from certain expansion areas of Mohegan Sun, such as Casino of the Wind, as such areas do not constitute facilities as defined under the Relinquishment Agreement.

In the event of any bankruptcy, liquidation, reorganization or similar proceeding relating to the Authority, the Relinquishment Agreement provides that each of the Senior and Junior Relinquishment Payments then due and owing are subordinated in right of payment to senior secured obligations, which include the Bank Credit Facility, the 2009 Second Lien Senior Secured Notes and capital lease obligations, and that the Junior Relinquishment Payments then due and owing are further subordinated in right of payment to all other senior obligations, including the Authority’s 2005 Senior Unsecured Notes. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

distribution payments, which are required monthly payments made by the Authority to the Tribe under the Priority Distribution Agreement, to the extent then due. The Authority, in accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, recorded a $549.1 million relinquishment liability at September 30, 1998 based on the estimated present value of its obligations under the Relinquishment Agreement.

At June 30, 2010, the carrying amount of the relinquishment liability was $274.4 million as compared to $298.4 million at September 30, 2009. The decrease in the relinquishment liability during the nine months ended June 30, 2010 was due to $35.6 million in relinquishment payments. This reduction in the liability was offset by $11.6 million representing the accretion of discount to the relinquishment liability.

Relinquishment payments consisted of the following (in millions):

	For the Nine Months Ended June 30,
	2010	2009
Principal	$24.7	$25.2
Accretion of discount	10.9	14.4

Total	$35.6	$39.6

The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of June 30, 2010 and September 30, 2009, relinquishment payments earned but unpaid were $21.1 million and $14.7 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

NOTE 7—SEGMENT REPORTING:

As of June 30, 2010, the Authority owns and operates Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club (collectively, the “Connecticut Entities”), and the Pennsylvania Entities. All of the Authority’s revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics. The Authority’s executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Entities and the Pennsylvania Entities on a separate basis. The Authority, therefore, believes that it has two separate reportable segments due to the differing nature of their operations: (1) Mohegan Sun, which includes the operations of the Connecticut Entities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania Entities. The following tables provide financial information related to each segment (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009
Net revenues:
Mohegan Sun	$286,824	$307,248	$858,994	$905,157
Mohegan Sun at Pocono Downs	67,255	67,571	189,191	185,056

Total	354,079	374,819	1,048,185	1,090,213

Income (loss) from operations:
Mohegan Sun	45,221	54,536	137,507	147,372
Mohegan Sun at Pocono Downs	3,648	5,172	9,796	7,616
Corporate	(4,942)	(4,790)	(13,359)	(13,433)

Total	43,927	54,918	133,944	141,555

Accretion of discount to the relinquishment liability	(3,856)	(5,106)	(11,569)	(15,318)
Interest income	647	729	1,999	3,254
Interest expense, net of capitalized interest	(29,290)	(27,666)	(87,158)	(83,830)
Gain (loss) on early extinguishment of debt	-	-	(1,584)	8,466
Write-off of debt issuance costs	-	-	(338)	-
Other expense, net	(437)	(22)	(928)	(2,949)

Net income	10,991	22,853	34,366	51,178
Loss attributable to non-controlling interests	627	617	1,683	1,740

Net income attributable to Mohegan Tribal Gaming Authority	$11,618	$23,470	$36,049	$52,918

			For the Nine Months Ended June 30,
			2010	2009
Capital expenditures:
Mohegan Sun			$16,835	$68,803
Mohegan Sun at Pocono Downs			11,725	2,186

Total			$28,560	$70,989

			June 30, 2010	September 30, 2009

Total assets:
Mohegan Sun			$1,597,822	$1,636,007
Mohegan Sun at Pocono Downs			597,647	587,860
Corporate			72,352	71,216

Total			$2,267,821	$2,295,083

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

NOTE 8—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of June 30, 2010, substantially all of the Authority’s outstanding debt, including its Bank Credit Facility, 2009 Second Lien Senior Secured Notes, 2005 Senior Unsecured Notes, 2002 Senior Subordinated Notes, 2004 Senior Subordinated Notes and 2005 Senior Subordinated Notes, is fully and unconditionally guaranteed, on a joint and several basis, by the following subsidiaries of the Authority: MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG. The 2001 Senior Subordinated Notes are fully and unconditionally guaranteed by MBC, a wholly-owned subsidiary. Separate financial statements and other disclosures concerning MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 7 is adequate for investor analysis of these subsidiaries. Separate financial statements for WTG are provided as it is a non wholly-owned guarantor subsidiary. Condensed consolidating financial statement information for the Authority, its wholly-owned guarantor subsidiary, MBC, its other wholly-owned guarantor subsidiaries, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW and MTGA Gaming, its non wholly-owned guarantor subsidiary, WTG, and its non-guarantor entities, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries, as of June 30, 2010 and September 30, 2009 and for the three months and nine months ended June 30, 2010 and 2009 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2010
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,362,631	$67	$248,723	$-	$248,790	$19,951	$-	$1,631,372
Intercompany receivables	481,263	-	17,436	-	17,436	-	(498,699)	-
Investment in subsidiaries	108,157	-	9,291	-	9,291	-	(117,448)	-
Other intangible assets, net	120,879	4,132	281,839	-	285,971	-	-	406,850
Other assets, net	131,062	159	74,163	345	74,667	23,870	-	229,599

Total assets	$2,203,992	$4,358	$631,452	$345	$636,155	$43,821	$(616,147)	$2,267,821

LIABILITIES AND CAPITAL
Total current liabilities	$241,611	$3,140	$31,701	$1	$34,842	$15,790	$-	$292,243
Long-term debt and capital leases, net of current portion	1,603,618	-	-	600	600	-	-	1,604,218
Debt, due to Mohegan Tribe	-	-	-	-	-	10,000	-	10,000
Relinquishment liability, net of current portion	194,789	-	-	-	-	-	-	194,789
Intercompany payables	-	-	481,263	5,336	486,599	12,100	(498,699)	-
Other long-term liabilities	411	-	-	-	-	-	-	411

Total liabilities	2,040,429	3,140	512,964	5,937	522,041	37,890	(498,699)	2,101,661
Mohegan Tribal Gaming Authority capital	163,563	1,218	118,488	(5,592)	114,114	5,931	(120,361)	163,247
Non-controlling interests	-	-	-	-	-	-	2,913	2,913

Total liabilities and capital	$2,203,992	$4,358	$631,452	$345	$636,155	$43,821	$(616,147)	$2,267,821

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

	September 30, 2009
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,401,886	$73	$254,853	$-	$254,926	$19,951	$-	$1,676,763
Intercompany receivables	446,321	-	16,080	-	16,080	-	(462,401)	-
Investment in subsidiaries	138,607	-	10,070	-	10,070	-	(148,677)	-
Other intangible assets, net	120,168	4,323	265,423	-	269,746	-	-	389,914
Other assets, net	130,141	214	74,497	196	74,907	23,358	-	228,406

Total assets	$2,237,123	$4,610	$620,923	$196	$625,729	$43,309	$(611,078)	$2,295,083

LIABILITIES AND CAPITAL
Total current liabilities	$236,464	$1,878	$26,812	$35	$28,725	$14,121	$-	$279,310
Long-term debt and capital leases, net of current portion	1,597,615	1,000	-	600	1,600	-	-	1,599,215
Long-term debt, due to Mohegan Tribe	-	-	-	-	-	10,000	-	10,000
Relinquishment liability, net of current portion	226,511	-	-	-	-	-	-	226,511
Intercompany payables	-	-	446,321	4,411	450,732	11,669	(462,401)	-
Other long-term liabilities	362	-	-	-	-	-	-	362

Total liabilities	2,060,952	2,878	473,133	5,046	481,057	35,790	(462,401)	2,115,398
Mohegan Tribal Gaming Authority capital	176,171	1,732	147,790	(4,850)	144,672	7,519	(152,507)	175,855
Non-controlling interests	-	-	-	-	-	-	3,830	3,830

Total liabilities and capital	$2,237,123	$4,610	$620,923	$196	$625,729	$43,309	$(611,078)	$2,295,083

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months Ended June 30, 2010
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$ 285,126	$ 2,156	$ 67,723	$ -	$ 69,879	$ (1)	$ (925)	$ 354,079
Operating costs and expenses:
Gaming and other operations	177,821	1,315	50,099	-	51,414	-	(925)	228,310
Advertising, general and administrative	48,343	553	7,054	26	7,633	1,061	-	57,037
Pre-opening costs and expenses	-	-	1,651	-	1,651	-	-	1,651
Depreciation and amortization	17,593	49	5,512	-	5,561	-	-	23,154

Total operating costs and expenses	243,757	1,917	64,316	26	66,259	1,061	(925)	310,152

Income (loss) from operations	41,369	239	3,407	(26)	3,620	(1,062)	-	43,927
Accretion of discount to the relinquishment liability	(3,856)	-	-	-	-	-	-	(3,856)
Interest expense, net of capitalized interest	(15,951)	(5)	(12,813)	(218)	(13,036)	(678)	375	(29,290)
Loss on interests in subsidiaries	(9,559)	-	(567)	-	(567)	-	10,126	-
Other income (expense), net	(385)	-	388	-	388	582	(375)	210

Net income (loss)	11,618	234	(9,585)	(244)	(9,595)	(1,158)	10,126	10,991
Loss attributable to non-controlling interests	-	-	36	-	36	-	591	627

Net income (loss) attributable to Mohegan Tribal Gaming Authority	$ 11,618	$ 234	$ (9,549)	$ (244)	$ (9,559)	$ (1,158)	$ 10,717	$ 11,618

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

	For the Three Months Ended June 30, 2009
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$ 306,090	$ 1,301	$ 68,042	$ -	$ 69,343	$ (3)	$ (611)	$ 374,819
Operating costs and expenses:
Gaming and other operations	187,442	946	49,795	-	50,741	-	(611)	237,572
Advertising, general and administrative	48,194	565	7,088	314	7,967	1,382	-	57,543
Depreciation and amortization	18,159	108	6,519	-	6,627	-	-	24,786

Total operating costs and expenses	253,795	1,619	63,402	314	65,335	1,382	(611)	319,901

Income (loss) from operations	52,295	(318)	4,640	(314)	4,008	(1,385)	-	54,918
Accretion of discount to the relinquishment liability	(5,106)	-	-	-	-	-	-	(5,106)
Interest expense, net of capitalized interest	(15,398)	(13)	(12,073)	(168)	(12,254)	(331)	317	(27,666)
Loss on interests in subsidiaries	(8,330)	-	(595)	-	(595)	-	8,925	-
Other income, net	9	-	256	255	511	504	(317)	707

Net income (loss)	23,470	(331)	(7,772)	(227)	(8,330)	(1,212)	8,925	22,853
Loss attributable to non-controlling interests	-	-	-	-	-	-	617	617

Net income (loss) attributable to Mohegan Tribal Gaming Authority	$ 23,470	$ (331)	$ (7,772)	$ (227)	$ (8,330)	$ (1,212)	$ 9,542	$ 23,470

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

	For the Nine Months Ended June 30, 2010
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$ 857,113	$ 2,183	$ 189,821	$ -	$ 192,004	$ (2)	$ (930)	$ 1,048,185
Operating costs and expenses:
Gaming and other operations	531,283	1,945	141,786	-	143,731	-	(930)	674,084
Advertising, general and administrative	141,325	1,049	20,458	124	21,631	2,888	-	165,844
Pre-opening costs and expenses	42	-	2,137	-	2,137	-	-	2,179
Depreciation and amortization	55,078	201	16,855	-	17,056	-	-	72,134

Total operating costs and expenses	727,728	3,195	181,236	124	184,555	2,888	(930)	914,241

Income (loss) from operations	129,385	(1,012)	8,585	(124)	7,449	(2,890)	-	133,944
Accretion of discount to the relinquishment liability	(11,569)	-	-	-	-	-	-	(11,569)
Interest expense, net of capitalized interest	(48,117)	(20)	(37,476)	(618)	(38,114)	(2,010)	1,083	(87,158)
Loss on early extinguishment of debt	(1,584)	-	-	-	-	-	-	(1,584)
Loss on interests in subsidiaries	(30,977)	-	(1,514)	-	(1,514)	-	32,491	-
Other income (expense), net	(1,089)	-	1,093	-	1,093	1,812	(1,083)	733

Net income (loss)	36,049	(1,032)	(29,312)	(742)	(31,086)	(3,088)	32,491	34,366
Loss attributable to non-controlling interests	-	-	109	-	109	-	1,574	1,683

Net income (loss) attributable to Mohegan Tribal Gaming Authority	$ 36,049	$ (1,032)	$ (29,203)	$ (742)	$ (30,977)	$ (3,088)	$ 34,065	$ 36,049

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

	For the Nine Months Ended June 30, 2009
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$ 903,833	$ 1,302	$ 185,702	$ -	$ 187,004	$ (10)	$ (614)	$ 1,090,213
Operating costs and expenses:
Gaming and other operations	565,265	1,588	139,289	-	140,877	-	(614)	705,528
Advertising, general and administrative	138,263	1,076	21,040	1,225	23,341	4,039	-	165,643
Pre-opening costs and expenses	58	-	224	-	224	-	-	282
Depreciation and amortization	57,916	302	18,987	-	19,289	-	-	77,205

Total operating costs and expenses	761,502	2,966	179,540	1,225	183,731	4,039	(614)	948,658

Income (loss) from operations	142,331	(1,664)	6,162	(1,225)	3,273	(4,049)	-	141,555
Accretion of discount to the relinquishment liability	(15,318)	-	-	-	-	-	-	(15,318)
Interest expense, net of capitalized interest	(46,672)	(70)	(36,424)	(466)	(36,960)	(1,122)	924	(83,830)
Gain on early extinguishment of debt	8,466	-	-	-	-	-	-	8,466
Loss on interests in subsidiaries	(33,348)	-	(1,662)	-	(1,662)	-	35,010	-
Other income (expense), net	(2,541)	-	1,275	726	2,001	1,769	(924)	305

Net income (loss)	52,918	(1,734)	(30,649)	(965)	(33,348)	(3,402)	35,010	51,178
Loss attributable to non-controlling interests	-	-	-	-	-	14	1,726	1,740

Net income (loss) attributable to Mohegan Tribal Gaming Authority	$ 52,918	$ (1,734)	$ (30,649)	$ (965)	$ (33,348)	$ (3,388)	$ 36,736	$ 52,918

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30, 2010
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$106,559	$464	$30,623	$(145)	$30,942	$(1,982)	$-	$135,519

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(27,394)	(4)	(9,957)	-	(9,961)	-	-	(37,355)
Payment of table games authorization fee	-	-	(16,500)	-	(16,500)	-	-	(16,500)
Other cash flows provided by (used in) investing activities	4,022	-	1,530	(158)	1,372	(710)	(2,952)	1,732

Net cash flows used in investing activities	(23,372)	(4)	(24,927)	(158)	(25,089)	(710)	(2,952)	(52,123)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	259,000	-	-	-	-	-	-	259,000
Bank Credit Facility repayments - revolving loan	(298,000)	-	-	-	-	-	-	(298,000)
Bank Credit Facility repayments - term loan	(147,000)	-	-	-	-	-	-	(147,000)
Line of Credit borrowings	372,808	-	-	-	-	-	-	372,808
Line of Credit repayments	(378,459)	-	-	-	-	-	-	(378,459)
Proceeds from issuance of long-tem debt	192,468	-	-	-	-	-	-	192,468
Principal portion of relinquishment liability payments	(24,662)	-	-	-	-	-	-	(24,662)
Distributions to Tribe	(48,657)	-	-	-	-	-	-	(48,657)
Capitalized debt issuance costs	(8,179)	-	-	-	-	-	-	(8,179)
Other cash flows provided by (used in) financing activities	(2,653)	(482)	(2,578)	307	(2,753)	2,717	2,952	263

Net cash flows provided by (used in) financing activities	(83,334)	(482)	(2,578)	307	(2,753)	2,717	2,952	(80,418)

Net increase (decrease) in cash and cash equivalents	(147)	(22)	3,118	4	3,100	25	-	2,978
Cash and cash equivalents at beginning of period	45,302	(75)	18,680	196	18,801	561	-	64,664

Cash and cash equivalents at end of period	$45,155	$(97)	$21,798	$200	$21,901	$586	$-	$67,642

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

	For the Nine Months Ended June 30, 2009
	Authority	Wholly- Owned Guarantor Subsidiary- MBC	Other Wholly- Owned Guarantor Subsidiaries	Non Wholly- Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$114,467	$(597)	$25,553	$-	$24,956	$(5,885)	$-	$133,538

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(112,655)	-	(34,645)	-	(34,645)	-	-	(147,300)
Proceeds from amendment to the purchase agreement for Mohegan Sun at Pocono Downs	20,063	-	-	-	-	-	-	20,063
Other cash flows provided by (used in) investing activities	(1,174)	-	1,340	(611)	729	(1,000)	1,246	(199)

Net cash flows used in investing activities	(93,766)	-	(33,305)	(611)	(33,916)	(1,000)	1,246	(127,436)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	626,000	-	-	-	-	-	-	626,000
Bank Credit Facility repayments - revolving loan	(395,000)	-	-	-	-	-	-	(395,000)
Bank Credit Facility borrowings - term loan	(152,250)	-	-	-	-	-	-	(152,250)
Line of Credit borrowings	409,168	-	-	-	-	-	-	409,168
Line of Credit repayments	(406,746)	-	-	-	-	-	-	(406,746)
Principal portion of relinquishment liability payments	(25,210)	-	-	-	-	-	-	(25,210)
Distributions to Tribe	(46,563)	-	-	-	-	-	-	(46,563)
Capitalized debt issuance costs	(9,760)	-	-	-	-	-	-	(9,760)
Other cash flows provided by (used in) financing activities	(7,757)	454	(1,037)	629	46	5,735	(1,246)	(3,222)

Net cash flows provided by (used in) financing activities	(8,118)	454	(1,037)	629	46	5,735	(1,246)	(3,583)

Net increase (decrease) in cash and cash equivalents	12,583	(143)	(8,789)	18	(8,914)	(1,150)	-	2,519
Cash and cash equivalents at beginning of period	54,730	(13)	26,322	172	26,481	1,989	-	83,200

Cash and cash equivalents at end of period	$67,313	$(156)	$17,533	$190	$17,567	$839	$-	$85,719

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

Mohegan Tribal Gaming Authority:

We have reviewed the accompanying condensed consolidated balance sheet of the Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) as of June 30, 2010, and the related condensed consolidated statements of income and of changes in capital for each of the three-month and nine-month periods ended June 30, 2010 and 2009 and the condensed consolidated statement of cash flows for the nine-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Authority’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 30, 2009, and the related consolidated statements of income, of changes in capital and of cash flows for the year then ended (not presented herein), and in our report dated December 28, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in note 2 to the condensed consolidated financial statements, the Authority changed the way it accounts for noncontrolling interests as of October 1, 2009. The accompanying September 30, 2009 condensed consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP

Hartford, CT

August 13, 2010

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

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

Page Number
Financial Statements

Condensed Balance Sheets as of June 30, 2010 and September 30, 2009 (unaudited)	33

Condensed Statements of Loss for the Three Months and Nine Months Ended June 30, 2010 and 2009 and for the Period from Inception (February 27, 2007) through June 30, 2010 (unaudited)	34

Condensed Statements of Changes in Members’ Equity (Deficit) for the Three Months and Nine Months Ended June 30, 2010 and 2009 and for the Period from Inception (February 27, 2007) through June 30, 2010 unaudited)	35

Condensed Statements of Cash Flows for the Nine Months Ended June 30, 2010 and 2009 and for the Period from Inception (February 27, 2007) through June 30, 2010 (unaudited)	36

Notes to the Condensed Financial Statements (unaudited)	37

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2010	September 30, 2009
ASSETS
Cash and cash equivalents	$200,000	$196,050
Option payment advances	145,000	-

Total assets	$345,000	$196,050

LIABILITIES AND MEMBERS’ DEFICIT
Liabilities:
Trade payables and accrued expenses	$474	$34,360
Due to member - Mohegan Ventures Wisconsin, LLC	5,335,914	4,411,460
Note Payable to Menominee Kenosha Gaming Authority	600,000	600,000

Total liabilities	5,936,388	5,045,820
Commitments and Contingencies
Members’ deficit:
Deficit accumulated during the development stage	(13,111,674)	(12,370,056)
Member capital - Mohegan Ventures Wisconsin, LLC	6,419,316	6,419,316
Member capital - Mohegan Ventures, LLC	1,100,970	1,100,970

Total members’ deficit	(5,591,388)	(4,849,770)

Total liabilities and members’ deficit	$345,000	$196,050

The accompanying notes are an integral part of these condensed financial statements.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF LOSS

(unaudited)

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Nine Months Ended June 30, 2010	For the Nine Months Ended June 30, 2009	For the Period from Inception (February 27, 2007) through June 30, 2010
Operating costs and expenses:
Provision for loss on receivables	$25,755	$314,160	$122,933	$1,224,771	$9,589,278
Amortization of development rights	-	-	-	-	3,689,287
Other operating costs and expenses	363	249	1,092	554	3,180

Total operating costs and expenses	26,118	314,409	124,025	1,225,325	13,281,745

Loss from operations	(26,118)	(314,409)	(124,025)	(1,225,325)	(13,281,745)

Other income (expense):
Interest income	-	254,679	-	725,339	1,816,482
Interest expense	(217,719)	(167,849)	(617,593)	(465,485)	(1,646,411)

Total other income (expense)	(217,719)	86,830	(617,593)	259,854	170,071

Net loss	$(243,837)	$(227,579)	$(741,618)	$(965,471)	$(13,111,674)

The accompanying notes are an integral part of these condensed financial statements.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)

(unaudited)

	Mohegan Ventures Wisconsin, LLC	Mohegan Ventures, LLC	Total Members’ Equity (Deficit)
Balances at March 31, 2010	$(4,564,669)	$(782,882)	$(5,347,551)

Net loss	(208,139)	(35,698)	(243,837)

Balances at June 30, 2010	$(4,772,808)	$(818,580)	$(5,591,388)

Balances at March 31, 2009	$(3,673,891)	$(630,105)	$(4,303,996)

Net loss	(194,261)	(33,318)	(227,579)

Balances at June 30, 2009	$(3,868,152)	$(663,423)	$(4,531,575)

Balances at September 30, 2009	$(4,139,763)	$(710,007)	$(4,849,770)

Net loss	(633,045)	(108,573)	(741,618)

Balances at June 30, 2010	$(4,772,808)	$(818,580)	$(5,591,388)

Balances at September 30, 2008	$(3,044,026)	$(522,078)	$(3,566,104)

Net loss	(824,126)	(141,345)	(965,471)

Balances at June 30, 2009	$(3,868,152)	$(663,423)	$(4,531,575)

Balances at inception (February 27, 2007)	$-	$-	$-
Member capital contributions	6,380,771	1,139,515	7,520,286
Member capital adjustments	38,545	(38,545)	-
Net loss	(335,467)	(57,536)	(393,003)

Balances at September 30, 2007	$6,083,849	$1,043,434	$7,127,283

Net loss	(9,127,875)	(1,565,512)	(10,693,387)

Balances at September 30, 2008	$(3,044,026)	$(522,078)	$(3,566,104)

Net loss	(1,095,737)	(187,929)	(1,283,666)

Balances at September 30, 2009	$(4,139,763)	$(710,007)	$(4,849,770)

Net loss	(633,045)	(108,573)	(741,618)

Balances at June 30, 2010	$(4,772,808)	$(818,580)	$(5,591,388)

The accompanying notes are an integral part of these condensed financial statements.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30, 2010	For the Nine Months Ended June 30, 2009	For the Period from Inception (February 27, 2007) through June 30, 2010
Cash flows provided by (used in) operating activities:
Net loss	$(741,618)	$(965,471)	$(13,111,674)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Provision for loss on receivables from Menominee Indian Tribe of Wisconsin	122,933	1,224,771	9,589,278
Amortization of development rights	-	-	3,689,287
Changes in operating assets and liabilities:
Increase in option payment advances	(145,000)	-	(145,000)
Increase in interest receivables from Menominee Indian Tribe of Wisconsin	-	(725,339)	(1,816,482)
Increase in interest due to member - Mohegan Ventures Wisconsin, LLC	617,593	465,485	1,646,411

Net cash flows used in operating activities	(146,092)	(554)	(148,180)

Cash flows used in investing activities:
Acquisition of Menominee Project development rights and other related assets	-	-	(6,380,771)
Increase in receivables from Menominee Indian Tribe of Wisconsin	(156,819)	(610,253)	(3,341,323)

Net cash flows used in investing activities	(156,819)	(610,253)	(9,722,094)

Cash flows provided by financing activities:
Advances from member - Mohegan Ventures Wisconsin, LLC	306,861	628,565	3,689,503
Member contributions - Mohegan Ventures Wisconsin, LLC	-	-	6,380,771

Net cash flows provided by financing activities	306,861	628,565	10,070,274

Net increase (decrease) in cash and cash equivalents	3,950	17,758	200,000
Cash and cash equivalents at beginning of period	196,050	171,787	-

Cash and cash equivalents at end of period	$200,000	$189,545	$200,000

Supplemental disclosure:
Non-cash member contributions - Wisconsin Tribal Gaming, LLC Mohegan Ventures, LLC forgiveness of debt	$-	$-	$1,139,515

Total non-cash member contributions	$-	$-	$1,139,515

The accompanying notes are an integral part of these condensed financial statements.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—FORMATION AND NATURE OF BUSINESS

In March 2007, Wisconsin Tribal Gaming, LLC (“WTG”) was formed to participate in a proposed development of a casino (the “Menominee Project”) to be owned by the federally-recognized Menominee Indian Tribe of Wisconsin (the “Menominee Tribe”) and to be located in Kenosha, Wisconsin. WTG consists of two members, a wholly-owned subsidiary of Mohegan Tribal Gaming Authority (the “Authority”), Mohegan Ventures Wisconsin, LLC (“MVW”), which holds an 85.4% membership interest in WTG, and a wholly-owned subsidiary of the Mohegan Tribe, Mohegan Ventures, LLC (“MV”), which holds the remaining 14.6% membership interest. The Authority has designated WTG as a restricted subsidiary, and therefore, WTG is a guarantor of the Authority’s debt obligations under its Bank Credit Facility and certain of its note indentures (refer to Note 6).

In March 2007, WTG purchased the development rights for the Menominee Project under a development agreement with the Menominee Tribe and Menominee Kenosha Gaming Authority (“MKGA”), which was executed in October 2003, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC (“KGD”), for consideration of $6,380,771. As a result of the purchase, the Authority and the Mohegan Tribe, through MVW and MV, respectively, are entitled to receive development fees payable to WTG of 13.4% of Available Revenue Flow, as defined under the development agreement, which approximates net income from the Menominee Project over a period of seven years following the opening of the casino. Development of the Menominee Project is subject to certain governmental and regulatory approvals, including, but not limited to, the United States Department of the Interior accepting land into trust for the Menominee Tribe’s project site in Kenosha.

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

In January 2009, the BIA informed the Menominee Tribe of the decision by the United States Secretary of the Interior to decline to take the Menominee Project site in Kenosha into trust for the tribe, based on the BIA’s earlier guidance on taking off-reservation land into trust for gaming announced in January 2008. In May 2009, the Menominee Tribe filed a lawsuit against the federal government in the United States District Court challenging that rejection. As of June 30, 2010, that lawsuit remains pending and the WTG receivables remain fully reserved.

WTG is considered a development stage company as defined under the authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”). Since inception, WTG’s sole purpose has been the development of the proposed casino described above. WTG has incurred losses since inception and has an accumulated deficit of $13,111,674 at June 30, 2010. If WTG incurs additional expenditures in the future in connection with the development of the Menominee Project, such expenditures will be funded through capital contributions of MVW and MV. WTG has received a commitment from MVW that it will not demand repayment of any amounts then due and owing prior to July 1, 2011.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period, have been included. Operating results for the three months and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.

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

Option Payment Advances

Option payment advances in the accompanying condensed balance sheets consist of amounts owed by the Menominee Tribe for payments made by WTG to the owners of the Dairyland Greyhound Park (“Dairyland”) in accordance with the option agreement discussed under Note 5. Option payment advances that were outstanding as of June 30, 2010 are expected to be reimbursed in full by the Menominee Tribe in three months or less.

Receivables from the Menominee Indian Tribe of Wisconsin

Receivables from the Menominee Tribe, net of allowances, in the accompanying condensed balance sheets, consist primarily of reimbursable costs and expenses advanced by WTG on behalf of the Menominee Tribe for the Menominee Project, excluding the option payment advances discussed above. The WTG receivables are payable upon receipt of necessary financing for the development of the proposed casino. As of September 30, 2009, the Authority had fully reserved the WTG receivables, and as of June 30, 2010, the WTG receivables remain fully reserved.

As of June 30, 2010 and September 30, 2009, the reserve for doubtful accounts was $9,615,359 and $9,492,426, respectively. WTG accrues interest on optional advances, as defined under the development agreement, to the Menominee Tribe at a rate of 17.0% with the ultimate rate to be set upon financing of the project. On July 1, 2009, WTG suspended the accrual of interest income on the optional advances to the Menominee Tribe and will recognize interest income on a cash basis for future periods. As of June 30, 2010 and September 30, 2009, receivables from the Menominee Tribe totaled $9,615,359 and $9,492,426, respectively, including accrued interest of $1,816,481 for both periods.

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Intangible Assets

In March 2007, WTG purchased the development rights for the Menominee Project, along with certain other assets, and assumed certain liabilities from KGD. The development rights were determined by management to be an intangible asset with an estimated fair value of $3,689,287. At acquisition, the development rights intangible asset was determined to be amortized on a straight-line basis over its estimated useful life of seven years, which was anticipated to commence upon the opening of the proposed casino. However, during 2008, an impairment charge was recorded to reduce the development rights intangible asset to $0 following the issuance of new guidance in January 2008 from the BIA on its policy for taking off-reservation land into trust for gaming purposes and a related unfavorable decision by the United States Department of the Interior and federal court decision concerning the Menominee Tribe’s application to take off-reservation land into trust in connection with the Menominee Project. While WTG continues to pursue the Menominee Project, it believes these actions and the subsequent rejection of the Menominee Tribe’s application in January 2009 decreased the probability that the Menominee Tribe will obtain the necessary regulatory approvals in order to proceed with the Menominee Project. The $3,689,287 loss associated with the write-off is reflected in the accompanying condensed statement of loss for the period from February 27, 2007 (date of inception) to June 30, 2010 under amortization of development rights.

NOTE 3—MENOMINEE KENOSHA GAMING AUTHORITY NOTE PAYABLE

Upon formation, WTG assumed a note payable in the amount of $600,000. The note payable does not accrue interest until a gaming facility is opened, if not repaid earlier, and the note does not become due until the advances to the Menominee Tribe are repaid. Based on the unfavorable events that took place in connection with the Menominee Project as discussed in Note 1, the estimated fair value of the note payable is $0 compared to a carrying value of $600,000 as of June 30, 2010 and September 30, 2009.

NOTE 4—DUE TO MOHEGAN VENTURES WISCONSIN, LLC

WTG has recorded a payable of $5,335,914 and $4,411,460 due to MVW at June 30, 2010 and September 30, 2009, respectively, which primarily includes a loan in connection with the funding of development costs incurred for the Menominee Project. WTG accrues interest on its outstanding payables balance to MVW at a rate of 17.0%, compounded monthly, with the ultimate rate to be set upon financing of the project. Total interest expense charged to WTG from MVW was $617,593, $465,485, and $1,646,411 for the nine months ended June 30, 2010 and 2009, and for the period from February 27, 2007 (date of inception) to June 30, 2010, respectively. The outstanding payables balance, including accrued interest, is due on demand; however, WTG has received a commitment from MVW that it will not demand repayment of any amounts then due and owing prior to July 1, 2011.

NOTE 5—MATERIAL AGREEMENTS

In November 2006, KGD amended an option agreement (the “Option Agreement”) with Dairyland that originally was scheduled to expire on December 31, 2006. The Option Agreement permitted the option period to be extended for up to 17 additional three month periods, ending March 31, 2011 (“Additional Option Periods”). The Option Agreement was assigned to WTG in connection with the March 2007 purchase (refer to Note 1). Under the Option Agreement, as amended, WTG assumed the right to extend the option for the Dairyland property upon payment to Dairyland of: (1) $100,000, for each of the first five Additional Option Periods; (2) $200,000 payable on the first day of the sixth through ninth Additional Option Periods; (3) $225,000 payable on the first day of the tenth through thirteenth Additional Option Periods; and (4) $250,000 payable on the first day of the fourteenth through seventeenth Additional Option Periods requested by WTG. Such option payments are nonrefundable unless the facility is purchased, in which case option payments for periods prior to April 1,

WISCONSIN TRIBAL GAMING, LLC (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

2009 will be fully credited against the purchase price and option payments for periods on or after April 1, 2009 will be partially credited against the purchase price.

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

In November 2009, the Option Agreement was amended again and the option payments were adjusted, subject to various conditions. Pursuant to the amendment, WTG made monthly option payments, on behalf of the Menominee Tribe, to Dairyland. As of June 30, 2010, option payment advances of $145,000 made on behalf of the Menominee Tribe remained outstanding and were recorded as option payment advances in the accompanying condensed balance sheet. In July 2010, WTG received repayment of $105,000 for option payment advances. Remaining option payment advances are anticipated to be repaid within three months or less. Further, WTG consented to the cessation of operations at Dairyland, and the current owners ceased active operations at the facility in January 2010.

NOTE 6—COMMITMENTS AND CONTINGENCIES

As of June 30, 2010, WTG provides full and unconditional guarantee of certain of the Authority’s outstanding debt, including its $675.0 million Bank Credit Facility, $200.0 million 2009 11 1/2% Second Lien Senior Secured Notes due 2017, $250.0 million 2005 6 1/8% Senior Unsecured Notes due 2013, $250.0 million 2002 8% Senior Subordinated Notes due 2012, $225.0 million 2004 7 1/8% Senior Subordinated Notes due 2014 and $150.0 million 2005 6 7/8% Senior Subordinated Notes due 2015. Based on the Authority’s current financial condition, WTG considers the likelihood of incurring a liability as a result of its guarantee to be remote. As of June 30, 2010 and September 30, 2009, the total amount of the Authority’s debt guaranteed by WTG was $1.60 billion and $1.59 billion, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation, including gaming and tax regulation, and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, those relating to the following:

•	the financial performance of Mohegan Sun and Mohegan Sun at Pocono Downs and the Pennsylvania off-track wagering facilities;

•	the local, regional, national or global economic climate, including the national economic recession, which has affected our revenues and earnings;

•

increased competition, including the legalization or expansion of gaming in New England, New York, New Jersey, Pennsylvania or other states in the mid-Atlantic region, or the expansion of on-line gaming in the United States;

•	our suspension of the hotel, retail and new parking garage elements of Project Horizon;

•	our leverage and ability to meet our debt service obligations and maintain compliance with our financial debt covenants;

•	the continued availability of financing;

•	our dependence on existing management;

•	our ability to integrate and operate our table game operations at Mohegan Sun at Pocono Downs;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations, including the limitation, denial or suspension of licenses required under gaming laws and regulations;

•	changes in applicable laws pertaining to the service of alcohol, smoking or other amenities offered at Mohegan Sun and Mohegan Sun at Pocono Downs;

•	our ability to successfully implement our diversification strategy; and

•	an act of terrorism on the United States.

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

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally-recognized Indian tribe with an approximately 507-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or the IGRA, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a gaming compact with the state in which they operate. The Tribe and the State of Connecticut have entered into such a compact, the Mohegan Compact, which has been approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive power to conduct and regulate gaming activities on tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., or Downs Racing, we also own and operate Mohegan Sun at Pocono Downs, a gaming and entertainment facility located in Plains Township, Pennsylvania, and several off-track wagering facilities, or OTW facilities, located elsewhere in Pennsylvania, collectively the Pennsylvania entities. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

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

As of June 30, 2010, Casino of the Earth offered:

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

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars; and

•	the Wolf Den, an approximately 10,000-square-foot, 400-seat lounge featuring live entertainment seven days a week.

Casino of the Sky

As of June 30, 2010, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,200 slot machines and 110 table games (including blackjack, roulette and craps);

•

food and beverage amenities, including: two full-service restaurants (Todd English’s Tuscany and Bobby Flay’s Bar Americain), a 24-hour coffee shop, a 330-seat buffet and five lounges and bars, all operated by us, as well as five full-service restaurants, three quick-service restaurants and a multi-station food court operated by third parties, for a total seating of approximately 2,900;

•	The Shops at Mohegan Sun containing 31 retail shops, seven of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	an approximately 1,200-room luxury Sky Hotel Tower with a private high-limit table games suite;

•	Mohegan After Dark, consisting of Ultra 88, a nightclub, Lucky’s Lounge and Dubliner, an Irish pub, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.

Casino of the Wind

As of June 30, 2010, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 725 slot machines, 30 table games (including blackjack, roulette and craps) and a 42-table themed poker room;

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

Project Horizon

Project Horizon, Mohegan Sun’s second major expansion, was initially planned to include four major components: Sunrise Square, Casino of the Wind, Property Infrastructure, including a new parking garage, additional surface parking lots, site development and road improvements, and the Earth Expansion, including a new hotel and related retail areas, as well as improvements to the existing Winter Parking Garage and Winter Entrance. In September 2008, we announced the suspension of the hotel, retail and new parking garage elements of Project Horizon due to a slowdown in business volumes and uncertainties in the financial markets resulting from the national economic recession. As of June 30, 2010, Sunrise Square, Casino of the Wind and the Winter Parking Garage and infrastructure improvements were completed.

The Winter Entrance of the Earth Expansion, which connects the Winter Parking Garage to Casino of the Earth, opened in July 2009. The renovated Winter Entrance incorporates new food and beverage facilities, including Bobby Flay’s Bobby’s Burger Palace, Frank Pepe Pizzeria Napoletana and Fidelia’s Market, a quick-serve dining area featuring Jasper White’s Summer Shack Express, Woodland Wok, Chief’s Bagels, Subs & Sweets and The Original SoupMan. Additionally, Bobby Flay’s Bar American was opened in November 2009 in the area previously occupied by Fidelia’s Restaurant.

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

Mohegan Golf

In November 2006, we formed a wholly-owned subsidiary, Mohegan Golf, LLC, or Mohegan Golf, to purchase and operate a golf course in Southeastern Connecticut. In May 2007, Mohegan Golf acquired substantially all of the assets of Pautipaug Country Club Inc., which included a golf course located in Sprague and Franklin, Connecticut. The golf course was renamed Mohegan Sun Country Club at Pautipaug and reopened under the ownership of Mohegan Golf in June 2007. On August 1, 2010, the golf course and related facilities were temporarily closed for renovations and are scheduled to re-open in the spring of 2012.

Mohegan Sun at Pocono Downs

Through Downs Racing, we own and operate a gaming and entertainment facility known as Mohegan Sun at Pocono Downs situated on a 400-acre site in Plains Township, Pennsylvania, and OTW facilities located in Carbondale, East Stroudsburg, Hazleton and Lehigh Valley, Pennsylvania. In November 2006, Mohegan Sun at Pocono Downs became the first location to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of its gaming and entertainment facility opened. In July 2008, we completed a major expansion of Mohegan Sun at Pocono Downs known as Project Sunrise, which included increased gaming, restaurant and retail space.

As of June 30, 2010, Mohegan Sun at Pocono Downs operates in an approximately 400,000-square-foot facility, which includes the following:

•	approximately 72,000 square feet of gaming space;

•	approximately 2,500 slot machines;

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

Introduction of Table Games

On January 7, 2010, the Commonwealth of Pennsylvania amended the Pennsylvania Race Horse Development and Gaming Act to allow licensed slot machine operators in the Commonwealth of Pennsylvania to obtain a table game operation certificate and operate certain table games, including poker, subject to approval by the Pennsylvania Gaming Control Board, or the PGCB, and payment of a one-time, non-refundable, table games authorization fee. Pursuant to the new law, during the initial two years of operation, table games revenues are taxed at a rate of 14%, plus 2% in local share assessments. Following the initial two years of operation, the tax rate on table games revenues will be reduced to 12%, plus the 2% local share assessments. On March 16, 2010, the PGCB authorized a table game operation certificate for Downs Racing, and, on June 1, 2010, we paid the table games authorization fee of $16.5 million. On July 12, 2010, Downs Racing received final approval from the PGCB to conduct table game operations.

On July 13, 2010, Mohegan Sun at Pocono Downs opened its table game and poker operations, which feature 46 table games, including blackjack, roulette, mini-baccarat, three card poker, let it ride and craps, a 16-table poker room and a bar. Additional non-smoking sections and a high-limit gaming area also were added. An additional 20 table games are anticipated to be added to the facility in late August 2010. The total cost to add table game and poker operations is forecast to be approximately $34.5 million, inclusive of the $16.5 million one-time table games authorization fee, $15.2 million in renovation costs and $2.8 million in pre-opening costs and expenses.

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

The following is a summary of developments that have occurred since March 31, 2010:

In the State of Connecticut, according to published reports, Foxwoods continues to pursue the restructuring of approximately $2.0 billion in debt, including a $700.0 million bank credit facility that matured on July 13, 2010. In addition, in July 2010, the MPT announced the suspension of gaming revenue distribution payments to tribal members. On July 31, 2010, bartenders and beverage servers at Foxwoods voted to be affiliated with the United Food and Commercial Workers Union Local 371, and, on August 9, 2010, Foxwoods filed an appeal with the National Labor Relations Board, challenging the Board’s supervision of that election.

On May 24, 2010, the Schaghticoke Tribal Nation filed a petition with the U.S. Supreme Court for a writ of certiorari to hear the appeal of adverse decisions on the group’s request for federal recognition.

In the State of New York, on May 11, 2010, the State Lottery announced the re-opening of the Aqueduct VLT facility selection process, and, on August 3, 2010, recommended the selection of Genting New York, an affiliate of the Malaysia-based Genting Group, for the contract to install and operate up to 4,525 VLTs at the Aqueduct Raceway in Queens. The final contract and payment of Genting New York’s proposed up-front license fee of $380.0 million remains pending, but it has been reported that the Governor, Senate Conference Leader and House Speaker have all concurred with the selection. Genting New York has announced plans to install 1,600

VLTs on a temporary basis within six months of the final contract, with the remaining 2,925 VLTs to be installed within the following six months.

In July 2010, the Connecticut Coalition for Gaming Jobs, LLC, a newly-formed Connecticut limited liability company, and a self-proclaimed chief of the Montaukett Tribe of Long Island filed appeals with the U.S. Department of the Interior’s Board of Indian Appeals challenging the preliminary recognition decision of the Shinnecock Tribe of Long Island. On July 22, 2010, a federal judge directed that the Board review be conducted promptly. It has been reported that the Shinnecock Tribe continues to explore potential casino sites with Nassau County executives and other Long Island government officials and representatives.

Proposed constitutional amendments to add table gaming and other expanded gaming at racetracks and VLT facilities in the State of New York failed to advance during the 2010 regular legislative session; however, the state’s 2010-2011 budget, which was adopted in August 2010, authorized the extension of daily hours of operations of racinos in the state from 16 hours to 20 hours and included a temporary 1% increase in the share of VLT revenues retained by the state, which expires on March 31, 2011.

In the State of Rhode Island, in June 2010, the Governor vetoed a bill seeking a statewide referendum to add table gaming at Twin River Casino and Newport Grand, and it has been reported that the deadline to include such a measure on the November 2010 ballot has passed. Earlier in the legislative session, the Governor approved a concession package for Twin River Casino, which included $3.7 million in state marketing subsidies, authorization to extend hours of operation to 24 hours, seven days a week, and the end of greyhound racing at the facility.

In the Commonwealth of Massachusetts, on July 31, 2010, the last day of the 2010 regular session, the House of Representatives and Senate passed two bills that would allow for the licensing and regulation of commercial casino gambling. Those bills would license up to three casino resorts, one in each of three geographic regions in the state, including Western Massachusetts, and authorize slot machine facilities at up to two of the existing four racetracks. On August 2, 2010, the Governor, who is opposed to slot machine facilities at the racetracks, returned the bills with amendments based on an earlier Senate bill that would authorize up to three regional casinos but no racetrack slot machine facility. Legislative leaders are reportedly considering a response, including a special session, to the Governor’s action, but it is unclear whether or when there will be such special session or response.

In the State of New Hampshire, Senate bills seeking to permit slot machines at various locations in the state were defeated or failed to advance in the House of Representatives.

In the Commonwealth of Pennsylvania, in July 2010, table game operations commenced at each of the nine existing gaming facilities. According to published reports, SugarHouse plans to open its Philadelphia facility in September 2010 with 1,600 slot machines and 42 table games. In addition, Harrah’s Entertainment, Inc. is reportedly in negotiations to become a partner in the stalled Foxwoods project in Philadelphia. In the Northeastern Pennsylvania gaming market, Mount Airy Resort Casino announced plans to add an additional 200 hotel rooms, while Sands Casino Resort Bethlehem plans to open its 300-room hotel in May 2011.

In the State of New Jersey, in July 2010, the Governor proposed a state takeover of the casino district in Atlantic City. In addition, there have been renewed calls for either expanded gaming at racetracks in the state or privatization of those tracks. In July 2010, Trump Entertainment Resorts, Inc.’s three casino properties in Atlantic City were discharged from bankruptcy. It has been reported that $1.3 billion in debt was relieved under the approved bankruptcy plan. In April 2010, Morgan Stanley announced its divestment and a write-off of $932.0 million in connection with the $2.0 billion Revel Entertainment casino project.

In the State of Delaware, in May and June 2010, table game operations commenced at each of the three racetrack casinos in the state. On May 3, 2010, the U.S. Supreme Court declined to consider the State of Delaware’s appeal of an August 2009 federal circuit court decision on sports betting in the state. Under the circuit court’s ruling, sports betting is limited to multigame or parlay wagering on National Football League games, which was resumed in the State of Delaware in 2009 after a 33-year absence.

Explanation of Key Financial Statement Captions

There has been no material change from the explanation of key financial statement captions previously disclosed in our Form 10-K for the fiscal year ended September 30, 2009.

Results of Operations

Summary Operating Results

As of June 30, 2010, we own and operate Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club, or collectively, the Connecticut entities, and the Pennsylvania entities. All of our revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut entities and the Pennsylvania entities on a separate basis. We, therefore, believe that we have two separate reportable segments due to the differing nature of their operations: (1) Mohegan Sun, which includes the operations of the Connecticut entities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania entities.

The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$286,824	$307,248	$(20,424)	(6.6%)	$858,994	$905,157	$(46,163)	(5.1%)
Mohegan Sun at Pocono Downs	67,255	67,571	(316)	(0.5%)	189,191	185,056	4,135	2.2%

Total	$354,079	$374,819	$(20,740)	(5.5%)	$1,048,185	$1,090,213	$(42,028)	(3.9%)

Income (loss) from operations:
Mohegan Sun	$45,221	$54,536	$(9,315)	(17.1%)	$137,507	$147,372	$(9,865)	(6.7%)
Mohegan Sun at Pocono Downs	3,648	5,172	(1,524)	(29.5%)	9,796	7,616	2,180	28.6%
Corporate expenses	(4,942)	(4,790)	(152)	3.2%	(13,359)	(13,433)	74	(0.6%)

Total	$43,927	$54,918	$(10,991)	(20.0%)	$133,944	$141,555	$(7,611)	(5.4%)

Net income attributable to Mohegan Tribal Gaming Authority	$11,618	$23,470	$(11,852)	(50.5%)	$36,049	$52,918	$(16,869)	(31.9%)

Operating margin:
Mohegan Sun	15.8%	17.7%	(1.9%)	(10.7%)	16.0%	16.3%	(0.3%)	(1.8%)
Mohegan Sun at Pocono Downs	5.4%	7.7%	(2.3%)	(29.9%)	5.2%	4.1%	1.1%	26.8%
Total	12.4%	14.7%	(2.3%)	(15.6%)	12.8%	13.0%	(0.2%)	(1.5%)

The most significant factors and trends that we believe impacted our financial performance were as follows:

•	the continued weakness in consumer spending and an increasingly competitive promotional environment, which negatively impacted gaming revenues at Mohegan Sun and Mohegan Sun at Pocono Downs;

•	lower table games hold percentage, which negatively impacted table games revenues and income from operations at Mohegan Sun in the three months ended June 30, 2010;

•	fewer headliner shows held at the Mohegan Sun Arena, which negatively impacted gaming and non-gaming revenues at Mohegan Sun;

•

increased competition in the Northeastern Pennsylvania gaming market following the May 2009 opening of Sands Casino Resort Bethlehem, which negatively impacted slot revenues at Mohegan Sun at Pocono Downs;

•

company-wide cost containment efforts implemented in February 2009, which positively impacted operating costs and expenses at Mohegan Sun and Mohegan Sun at Pocono Downs in the nine months ended June 30, 2010;

•

higher expenses related to governmental and administrative services and utilities provided by the Tribe due to the receipt of tribal services credits and higher utility rebates in the nine months ended June 30, 2009;

•

an $8.5 million non-operating gain on early extinguishment of debt in the nine months ended June 30, 2009 in connection with a repurchase of $14.3 million of our outstanding 2001 8 3/8 % senior subordinated notes due July 1, 2011; and

•	increased promotional room rates offered to gaming and group hotel guests, designed to maintain hotel occupancy levels to augment gaming and non-gaming revenues at Mohegan Sun.

Net revenues for the three months and nine months ended June 30, 2010 compared to the same periods in the prior year decreased as a result of declines in both gaming and non-gaming revenues at Mohegan Sun. Net revenues for the nine months ended June 30, 2010 reflect higher slot revenues at Mohegan Sun at Pocono Downs.

Income from operations for the three months and nine months ended June 30, 2010 compared to the same periods in the prior year decreased primarily due to the declines in net revenues at Mohegan Sun. Income from operations for the nine months ended June 30, 2010 reflects the impact of our cost containment efforts and the growth in slot revenues at Mohegan Sun at Pocono Downs. These results were partially offset by higher expenses related to governmental and administrative services and utilities provided by the Tribe due to the receipt of tribal services credits and higher utility rebates in the nine months ended June 30, 2009.

Net income attributable to the Authority for the three months ended June 30, 2010 compared to the same period in the prior year decreased primarily due to the decline in income from operations and higher interest expense. Net income attributable to the Authority for the nine months ended June 30, 2010 compared to the same period in the prior year decreased primarily due to the gain associated with the early extinguishment of a portion of our outstanding 2001 8 3/8 % senior subordinated notes in the nine months ended June 30, 2009, combined with the decrease in income from operations and higher interest expense.

Mohegan Sun

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Gaming	$257,585	$273,474	$(15,889)	(5.8%)	$770,307	$810,295	$(39,988)	(4.9%)
Food and beverage	19,330	19,174	156	0.8%	57,648	57,684	(36)	(0.1%)
Hotel	9,369	9,736	(367)	(3.8%)	27,875	29,579	(1,704)	(5.8%)
Retail, entertainment and other	25,946	32,202	(6,256)	(19.4%)	78,493	87,021	(8,528)	(9.8%)

Total	$312,230	$334,586	$(22,356)	(6.7%)	$934,323	$984,579	$(50,256)	(5.1%)

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009
Gaming	82.5%	81.8%	82.4%	82.3%
Food and beverage	6.2%	5.7%	6.2%	5.9%
Hotel	3.0%	2.9%	3.0%	3.0%
Retail, entertainment and other	8.3%	9.6%	8.4%	8.8%

Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Slots:
Handle	$2,327,184	$2,332,962	$(5,778)	(0.2%)	$6,797,191	$6,849,274	$(52,083)	(0.8%)
Gross revenues	$188,353	$196,020	$(7,667)	(3.9%)	$551,412	$582,142	$(30,730)	(5.3%)
Net revenues	$181,671	$188,407	$(6,736)	(3.6%)	$531,673	$560,762	$(29,089)	(5.2%)
Free promotional slot plays (1)	$14,930	$8,312	$6,618	79.6%	$40,437	$17,791	$22,646	127.3%
Weighted average number of machines (in units)	6,384	6,752	(368)	(5.5%)	6,511	6,756	(245)	(3.6%)
Hold percentage (gross)	8.1%	8.4%	(0.3%)	(3.6%)	8.1%	8.5%	(0.4%)	(4.7%)
Win per unit per day (gross) (in dollars)	$324	$319	$5	1.6%	$310	$316	$(6)	(1.9%)

Table games:
Drop	$521,585	$516,309	$5,276	1.0%	$1,560,095	$1,610,847	$(50,752)	(3.2%)
Revenues	$70,598	$79,526	$(8,928)	(11.2%)	$223,160	$233,460	$(10,300)	(4.4%)
Weighted average number of games (in units)	330	323	7	2.2%	324	326	(2)	(0.6%)
Hold percentage (2)	13.5%	15.4%	(1.9%)	(12.3%)	14.3%	14.5%	(0.2%)	(1.4%)
Win per unit per day (in dollars)	$2,349	$2,702	$(353)	(13.1%)	$2,520	$2,619	$(99)	(3.8%)

Poker:
Revenues	$3,020	$3,121	$(101)	(3.2%)	$9,186	$9,084	$102	1.1%
Weighted average number of tables (in units)	42	42	-	-	42	42	-	-
Revenue per unit per day (in dollars)	$790	$817	$(27)	(3.3%)	$801	$792	$9	1.1%

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.
(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

The following table presents slot data related to Mohegan Sun’s market area (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Northeast gaming market (1) (2):
Gross revenues	$655,009	$658,517	$(3,508)	(0.5%)	$1,880,363	$1,876,028	$4,335	0.2%
Mohegan Sun win market share	31.0%	31.0%	-	-	31.5%	32.0%	(0.5%)	(1.6%)
Mohegan Sun win efficiency	120.4%	119.2%	1.2%	1.0%	121.4%	124.6%	(3.2%)	(2.6%)

Connecticut gaming market (3):
Gross revenues	$348,087	$373,607	$(25,520)	(6.8%)	$1,022,307	$1,088,709	$(66,402)	(6.1%)
Free promotional slot plays (4)	$33,885	$21,725	$12,160	56.0%	$85,260	$58,581	$26,679	45.5%
Mohegan Sun win market share	54.1%	52.5%	1.6%	3.0%	53.9%	53.5%	0.4%	0.7%
Mohegan Sun win efficiency	114.6%	111.5%	3.1%	2.8%	114.2%	116.3%	(2.1%)	(1.8%)

(1)	Northeast gaming market consists of Mohegan Sun, Foxwoods, Twin River, Newport Grand and Empire City.
(2)	Includes free promotional slot plays.
(3)	Connecticut gaming market consists of Mohegan Sun and Foxwoods.
(4)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

Gaming revenues for the three months and nine months ended June 30, 2010 compared to the same periods in the prior year decreased primarily due to the declines in both slot and table games revenues. The declines in slot revenues likely were attributable to the continued weakness in consumer spending resulting in reduced spending per Mohegan Sun’s rated slot player during the three months and nine months ended June 30, 2010 compared to the same periods in the prior year, despite modest increases in the number of rated slot player trips. The decreases in gross slot hold percentage for three months and nine months ended June 30, 2010 reflect the increases in free promotional slot plays provided to Player’s Club members due to an increasingly competitive promotional environment. The declines in table games revenues were primarily attributable to the significant decrease in table games hold percentage in the three months ended June 30, 2010. Table games revenues also were negatively impacted by the overall weakness in consumer spending resulting in significant reductions in spending per Mohegan Sun’s rated table games patron during the three months and nine months ended June 30, 2010 compared to the same periods in the prior year, despite modest declines in the number of rated table games patron trips.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended June 30,					For the Nine Months Ended June 30,
	2010	2009	Variance	Percentage Variance		2010	2009	Variance	Percentage Variance
Meals served	1,080	1,065	15	1.4%		3,147	3,140	7	0.2%
Average price per meal served (in dollars)	$14.69	$14.75	$(0.06)	(0.4%	)	$14.89	$15.04	$(0.15)	(1.0%	)

Food and beverage revenues for the three months and nine months ended June 30, 2010 compared to the same periods in the prior year were stable.

The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended June 30,					For the Nine Months Ended June 30,
	2010	2009	Variance	Percentage Variance		2010	2009	Variance	Percentage Variance
Rooms occupied	103	102	1	1.0%		305	305	-	-
Occupancy rate	95.6%	95.4%	0.2%	0.2%		95.0%	95.0%	-	-
Average daily room rate (in dollars)	$87	$92	$(5)	(5.4%	)	$87	$92	$(5)	(5.4%	)
Revenue per available room (in dollars)	$83	$88	$(5)	(5.7%	)	$83	$87	$(4)	(4.6%	)

Hotel revenues for the three months and nine months ended June 30, 2010 compared to the same periods in the prior year declined primarily as a result of lower room rates offered to gaming and group hotel guests due to increasingly competitive room offers solicited to our patrons from Foxwoods and the Atlantic City gaming market.

The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended June 30,					For the Nine Months Ended June 30,
	2010	2009	Variance	Percentage Variance		2010	2009	Variance	Percentage Variance
Arena events (in events)	34	31	3	9.7%		92	85	7	8.2%
Arena tickets	202	204	(2)	(1.0%	)	542	505	37	7.3%
Average price per Arena ticket (in dollars)	$43.29	$75.01	$(31.72)	(42.3%	)	$54.07	$74.05	$(19.98)	(27.0%	)

Retail, entertainment and other revenues for the three months and nine months ended June 30, 2010 compared to the same periods in the prior year decreased primarily due to declines in entertainment revenues of $6.3 million and $8.3 million respectively. The declines in entertainment revenues resulted from the significant reductions in the average price per Arena ticket due to fewer headliner shows held at the Mohegan Sun Arena. The increases in Arena events primarily reflect additional Connecticut Sun basketball games held at the Mohegan Sun Arena.

Promotional Allowances

The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended June 30,					For the Nine Months Ended June 30,
	2010	2009	Variance	Percentage Variance		2010	2009	Variance	Percentage Variance
Food and beverage	$9,389	$9,178	$211	2.3%		$27,288	$27,324	$(36)	(0.1%	)
Hotel	3,699	3,961	(262)	(6.6%	)	10,589	12,001	(1,412)	(11.8%	)
Retail, entertainment and other	12,318	14,199	(1,881)	(13.2%	)	37,452	40,097	(2,645)	(6.6%	)

Total	$25,406	$27,338	$(1,932)	(7.1%)		$75,329	$79,422	$(4,093)	(5.2%	)

The estimated cost of providing promotional allowances was included in operating costs and expenses, primarily gaming, as follows (in thousands):

	For the Three Months Ended June 30,					For the Nine Months Ended June 30,
	2010	2009	Variance	Percentage Variance		2010	2009	Variance	Percentage Variance
Food and beverage	$9,204	$9,313	$(109)	(1.2%	)	$28,559	$28,318	$241	0.9%
Hotel	2,259	2,293	(34)	(1.5%	)	6,393	6,994	(601)	(8.6%	)
Retail, entertainment and other	10,195	11,931	(1,736)	(14.6%	)	31,833	33,549	(1,716)	(5.1%	)

Total	$21,658	$23,537	$(1,879)	(8.0%	)	$66,785	$68,861	$(2,076)	(3.0%	)

Promotional allowances for the three months and nine months ended June 30, 2010 compared to the same periods in the prior year decreased primarily as a result of lower entertainment promotional allowances due to the reductions in headliner shows held at the Mohegan Sun Arena. The overall declines in promotional allowances also reflect lower redemptions under the Player’s Club program.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,					For the Nine Months Ended June 30,
	2010	2009	Variance	Percentage Variance		2010	2009	Variance	Percentage Variance
Gaming	$156,817	$163,217	$(6,400)	(3.9%	)	$467,456	$496,931	$(29,475)	(5.9%	)
Food and beverage	9,990	8,781	1,209	13.8%		29,078	27,309	1,769	6.5%
Hotel	3,504	3,338	166	5.0%		10,581	10,233	348	3.4%
Retail, entertainment and other	8,093	12,773	(4,680)	(36.6%	)	25,583	32,386	(6,803)	(21.0%	)
Advertising, general and administrative	45,475	46,237	(762)	(1.6%	)	133,182	132,353	829	0.6%
Pre-opening costs and expenses	-	-	-	-		42	58	(16)	(27.6%	)
Depreciation and amortization	17,724	18,366	(642)	(3.5%	)	55,565	58,515	(2,950)	(5.0%	)

Total	$241,603	$252,712	$(11,109)	(4.4%	)	$721,487	$757,785	$(36,298)	(4.8%	)

Gaming costs and expenses for the three months and nine months ended June 30, 2010 compared to the same periods in the prior year decreased primarily due to reduced Slot Win Contribution payments commensurate with the declines in slot revenues, lower allowances for doubtful accounts related to gaming receivables and decreased non-gaming complimentaries redeemed by casino patrons at Mohegan Sun-owned outlets, partially offset by higher medical benefit costs. The decline in gaming costs and expenses for the three months ended June 30, 2010 also was partially offset by higher casino marketing and promotional expenses. Additionally, the decline in gaming costs and expenses for the nine months ended June 30, 2010 reflects the impact of our cost containment efforts and reduced redemption costs due to decreased utilization of Player’s Club points at third-party outlets. Expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaled $48.3 million and $140.4 million for the three months and nine months ended June 30, 2010, respectively, and $51.1 million and $150.0 million for the three months and nine months ended June 30, 2009, respectively. Gaming costs and expenses as a percentage of gaming revenues were 60.9% and 60.7% for the three months and nine months ended June 30, 2010, respectively, compared to 59.7% and 61.3% for the three months and nine months ended June 30, 2009, respectively.

Food and beverage costs and expenses for the three months and nine months ended June 30, 2010 compared to the same periods in the prior year increased primarily due to additional costs and expenses to operate new food and beverage outlets, including Bobby’s Burger Palace and Bar Americain, and higher medical benefit costs, partially offset by reduced payroll costs. The increase in food and beverage costs and expenses for the three months ended June 30, 2010 also reflects decreased use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses.

Hotel costs and expenses for the three months and nine months ended June 30, 2010 compared to the same periods in the prior year increased primarily due to decreased use of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses. The increases in hotel costs and expenses for the three months and nine months ended June 30, 2010 also were attributable to higher medical benefit costs. Additionally, hotel costs and expenses for the nine months ended June 30, 2010 reflect the impact of our cost containment efforts.

Retail, entertainment and other costs and expenses for the three months and nine months ended June 30, 2010 compared to the same periods in the prior year decreased primarily due to lower direct entertainment costs resulting from fewer scheduled headliner shows at the Mohegan Sun Arena, partially offset by decreased use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses.

Advertising, general and administrative costs and expenses for the three months and nine months ended June 30, 2010 compared to the same periods in the prior year were flat. Advertising, general and administrative costs and expenses for the three months and nine months ended June 30, 2010 reflect the impact of our cost containment efforts, which resulted in reductions in certain costs and expenses such as payroll and advertising costs. Advertising, general and administrative costs and expenses for the nine months ended June 30, 2010 also reflect higher expenses related to governmental and administrative services and utilities provided by the Tribe due to the receipt of tribal services credits and higher utility rebates during the nine months ended June 30, 2009.

Mohegan Sun at Pocono Downs

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Gaming	$63,534	$64,103	$(569)	(0.9%)	$179,774	$176,152	$3,622	2.1%
Food and beverage	4,595	4,235	360	8.5%	12,430	11,331	1,099	9.7%
Retail, entertainment and other	1,850	1,545	305	19.7%	4,529	3,911	618	15.8%

Total	$69,979	$69,883	$96	0.1%	$196,733	$191,394	$5,339	2.8%

The following table summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009
Gaming	90.8%	91.7%	91.4%	92.0%
Food and beverage	6.6%	6.1%	6.3%	5.9%
Retail, entertainment and other	2.6%	2.2%	2.3%	2.1%

Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to slot operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Handle	$758,056	$701,649	$56,407	8.0%	$2,150,888	$1,921,905	$228,983	11.9%
Gross revenues	$57,813	$57,767	$46	0.1%	$165,355	$160,379	$4,976	3.1%
Net revenues	$57,725	$57,853	$(128)	(0.2%)	$165,338	$160,494	$4,844	3.0%
Free promotional slot plays (1)	$12,319	$7,452	$4,867	65.3%	$32,633	$17,451	$15,182	87.0%
Weighted average number of machines (in units)	2,203	2,465	(262)	(10.6%)	2,369	2,471	(102)	(4.1%)
Hold percentage (gross)	7.6%	8.2%	(0.6%)	(7.3%)	7.7%	8.3%	(0.6%)	(7.2%)
Win per unit per day (gross) (in dollars)	$288	$258	$30	11.6%	$256	$238	$18	7.6%

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

The following table presents slot data related to Mohegan Sun at Pocono Downs’ market area (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Northeastern Pennsylvania gaming market (1):
Gross revenues	$158,410	$131,406	$27,004	20.6%	$450,683	$321,534	$129,149	40.2%
Free promotional slot plays (2)	$45,378	$13,092	$32,286	246.6%	$120,728	$37,873	$82,855	218.8%
Mohegan Sun at Pocono Downs win market share	36.5%	44.0%	(7.5%)	(17.0%)	36.7%	49.9%	(13.2%)	(26.5%)
Mohegan Sun at Pocono Downs win efficiency	126.4%	113.4%	13.0%	11.5%	122.0%	109.9%	12.1%	11.0%

(1)	Northeastern Pennsylvania gaming market consists of Mohegan Sun at Pocono Downs, Mount Airy, and Sands Bethlehem, which opened on May 20, 2009.
(2)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

Gaming revenues for the three months ended June 30, 2010 compared to the same period in the prior year were stable. Gaming revenues for the nine months ended June 30, 2010 compared to the same period in the prior year increased primarily due to the growth in slot revenues resulting from the continued success of our targeted direct mail promotional programs. We believe slot revenues were negatively impacted by the overall weakness in consumer spending, increased competition from the May 2009 opening of Sands Bethlehem, in Bethlehem, Pennsylvania, located approximately 70 miles from Mohegan Sun at Pocono Downs, and business disruptions resulting from the temporary removal of approximately 250 slot machines from the gaming floor due to renovations to the existing Mohegan Sun at Pocono Downs facility to accommodate the introduction of table games and poker, which opened in July 2010. The decreases in gross slot hold percentage for three months and nine months ended June 30, 2010 reflect the increases in free promotional slot plays provided to Player’s Club members due to an increasingly competitive promotional environment. The increases in win per unit per day for three months and nine months ended June 30, 2010 were primarily the result of the temporary reduction in the weighted average number of slot machines due to the renovations for table game and poker operations. The declines in our slot win market share in the Northeastern Pennsylvania gaming market were attributable to the opening of Sands Bethlehem, which increased the total number of slot machines in the Northeastern Pennsylvania gaming market. Our slot win efficiency in the Northeastern Pennsylvania gaming market increased despite the opening of Sands Bethlehem, which had a greater impact on Mount Airy than Mohegan Sun at Pocono Downs.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Meals served	202	185	17	9.2%	498	504	(6)	(1.2%)
Average price per meal served (in dollars)	$10.82	$11.46	$(0.64)	(5.6%)	$11.98	$18.97	$(6.99)	(36.8%)

Food and beverage revenues for the three months and nine months ended June 30, 2010 compared to the same periods in the prior year increased primarily as a result of increases in beverage revenues of $300,000 and $973,000, respectively.

Retail, entertainment and other revenues for the three months and nine months ended June 30, 2010 compared to the same periods in the prior year increased primarily due to higher rental income and the addition of entertainment revenues from live concerts held on the infield of the harness racing track.

Promotional Allowances

The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Food and beverage	$ 2,391	$ 2,073	$ 318	15.3%	$ 6,734	$ 5,628	$ 1,106	19.7%
Retail and entertainment	333	239	94	39.3%	808	710	98	13.8%

Total	$ 2,724	$ 2,312	$ 412	17.8%	$ 7,542	$ 6,338	$ 1,204	19.0%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Food and beverage	$ 2,044	$ 1,813	$ 231	12.7%	$ 5,944	$ 5,294	$ 650	12.3%
Retail and entertainment	485	382	103	27.0%	1,227	1,225	2	0.2%

Total	$ 2,529	$ 2,195	$ 334	15.2%	$ 7,171	$ 6,519	$ 652	10.0%

Promotional allowances for the three months and nine months ended June 30, 2010 compared to the same periods in the prior year increased due to higher redemptions under the Player’s Club program.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2010	2009	Variance	Percentage Variance	2010	2009	Variance	Percentage Variance
Gaming	$47,776	$47,414	$362	0.8%	$135,888	$132,889	$2,999	2.3%
Food and beverage	1,752	1,739	13	0.7%	4,633	4,889	(256)	(5.2%)
Retail, entertainment and other	378	310	68	21.9%	865	891	(26)	(2.9%)
Advertising, general and administrative	6,646	6,537	109	1.7%	19,369	19,920	(551)	(2.8%)
Pre-opening costs and expenses	1,651	-	1,651	100.0%	2,137	224	1,913	854.0%
Depreciation and amortization	5,404	6,399	(995)	(15.5%)	16,503	18,627	(2,124)	(11.4%)

Total	$63,607	$62,399	$1,208	1.9%	$179,395	$177,440	$1,955	1.1%

Gaming costs and expenses for the three months ended June 30, 2010 compared to the same period in the prior year were flat. Gaming costs and expenses for the nine months ended June 30, 2010 compared to the same period in the prior year increased primarily as a result of higher Pennsylvania Slot Machine Tax commensurate with the growth in slot revenues and increased non-gaming complimentaries redeemed by casino patrons at Mohegan Sun at Pocono Downs-owned outlets. Gaming costs and expenses for the nine months ended June 30, 2010 also reflect the impact of our cost containment efforts. Expenses associated with the Pennsylvania Slot Machine Tax totaled $33.2 million and $95.1 million for the three months and nine months ended June 30, 2010, respectively, and $33.1 million and $92.4 million for the three months and nine months ended June 30, 2009, respectively. Gaming costs and expenses as a percentage of gaming revenues were 75.2% and 75.6% for the three months and nine months ended June 30, 2010, respectively, compared to 74.0% and 75.4% for the three months and nine months ended June 30, 2009, respectively.

Food and beverage costs and expenses for the three months ended June 30, 2010 compared to the same period in the prior year were flat. Food and beverage costs and expenses for the nine months ended June 30, 2010 compared to the same period in the prior year declined primarily as a result of increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses, partially offset by higher cost of goods sold commensurate with the growth in food and beverage revenues.

Retail, entertainment and other costs and expenses for the three months ended June 30, 2010 compared to the same period in the prior year increased primarily due to the addition of direct entertainment costs in connection with the live concerts held on the infield of the harness racing track. Retail, entertainment and other costs and expenses for the nine months ended June 30, 2010 compared to the same period in the prior year decreased primarily as a result of lower retail related costs and expenses resulting from the January 2009 closure of the Mohegan Sun at Pocono Downs’ souvenir store, partially offset by the additional direct entertainment costs.

Advertising, general and administrative costs and expenses for the three months ended June 30, 2010 compared to the same period in the prior year increased primarily due to higher utility costs reflecting rate increases in the Commonwealth of Pennsylvania. Advertising, general and administrative costs and expenses for the nine months ended June 30, 2010 compared to the same period in the prior year declined primarily due to our cost containment efforts.

Pre-opening costs and expenses for the three months and nine months ended June 30, 2010 were comprised of personnel, consulting and other costs associated with the introduction of table game and poker operations at Mohegan Sun at Pocono Downs, which opened on July 13, 2010.

Corporate Expenses and Other Income (Expense)

Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2010	2009	Variance	Percentage Variance	2010		2009		Variance	Percentage Variance
Corporate expenses:
Depreciation and amortization	$26	$21	$5	23.8%	$66		$63		$3	4.8%
Corporate expenses	4,916	4,769	147	3.1%	13,293		13,370		(77)	(0.6%)

Total Corporate expenses	$4,942	$4,790	$152	3.2%	$13,359		$13,433		$(74)	(0.6%)

Other income (expense):
Accretion of discount to the relinquishment liability (1)	$(3,856)	$(5,106)	$1,250	(24.5%)	$(11,569)		$(15,318)		$3,749	(24.5%)
Interest income (2)	647	729	(82)	(11.2%)	1,999		3,254		(1,255)	(38.6%)
Interest expense, net of capitalized interest	(29,290)	(27,666)	(1,624)	5.9%	(87,158)		(83,830)		(3,328)	4.0%
Gain (loss) on early extinguishment of debt	-	-	-	-	(1,584)	(3)	8,466	(4)	(10,050)	(118.7%)
Write-off of debt issuance costs	-	-	-	-	(338)	(5)	-		(338)	100.0%
Other expense, net	(437)	(22)	(415)	1,886.4%	(928)		(2,949)	(6)	2,021	(68.5%)

Total other expense	$(32,936)	$(32,065)	$(871)	2.7%	$(99,578)		$(90,377)		$(9,201)	10.2%

(1)	Reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.
(2)	Primarily represents interest earned on long-term receivables.
(3)	Represents the loss (unamortized debt issuance costs) associated with the early extinguishment of a then-existing $147.0 million term loan under the bank credit facility.
(4)	Represents the gain associated with the early extinguishment of approximately $14.3 million of our outstanding 2001 8 3/8% senior subordinated notes.
(5)	Represents the unamortized debt issuance costs written-off upon the amendment of the bank credit facility.
(6)	Includes a $1.6 million loss associated with the amendment to the purchase agreement for Mohegan Sun at Pocono Downs.

Corporate costs and expenses for the three months ended June 30, 2010 compared to the same period in the prior year increased primarily as a result of higher consulting expenditures for various ongoing projects. Corporate costs and expenses for the nine months ended June 30, 2010 compared to the same period in the prior year were flat.

Interest expense, net of capitalized interest, for the three months and nine months ended June 30, 2010 compared to the same periods in the prior year increased primarily due to higher weighted average outstanding debt and interest rate, combined with lower capitalized interest. The weighted average outstanding debt was $1.67 billion for each of the three months and nine months ended June 30, 2010 compared to $1.64 billion for each of the three months and nine months ended June 30, 2009. The increases in weighted average outstanding debt were primarily due to additional borrowings on the bank credit facility to fund capital expenditures and the table games authorization fee payment to the PGCB. The weighted average interest rate was 7.0% for each of the three months and nine months ended June 30, 2010 compared to 6.8% and 6.9% for the three months and nine months ended June 30, 2009, respectively. Capitalized interest was $31,000 and $59,000 for the three months and nine months ended June 30, 2010, respectively, compared to $332,000 and $1.0 million for the three months and nine months ended June 30, 2009, respectively.

Seasonality

The gaming market in the Northeast is seasonal in nature, with the peak gaming activity often occurring at Mohegan Sun between the months of May and August. Additionally, live harness racing activity at Mohegan Sun at Pocono Downs is seasonal, with the racing season commencing in late March/early April and usually ending in the fall. The overall Northeastern Pennsylvania gaming market also is seasonal in nature. Accordingly, the results of operations for the three months and nine months ended June 30, 2010 are not necessarily indicative of the operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Spending

Our cash flows consisted of the following (in thousands):

	For the Nine Months Ended June 30,
	2010	2009	Variance	Percentage Variance
Net cash provided by operating activities	$135,519	$133,538	$1,981	1.5%
Net cash used in investing activities	(52,123)	(127,436)	75,313	(59.1%)
Net cash used in financing activities	(80,418)	(3,583)	(76,835)	2,144.4%

Net increase in cash and cash equivalents	$2,978	$2,519	$459	18.2%

As of June 30, 2010 and September 30, 2009, we held cash and cash equivalents of $67.6 million and $64.7 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts and relinquishment liability reassessments. The slight increase in cash provided by operating activities for the nine months ended June 30, 2010 compared to the same period in the prior year was primarily attributable to lower working capital requirements, partially offset by decreased operating income.

Operating activities are a significant source of our cash flows. We use our cash flows provided by operating activities primarily to meet working capital requirements, provide funding for maintenance and development capital expenditures, reduce debt, provide distributions to the Tribe, provide payments under the relinquishment agreement, and, from time to time, make investments. There are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

•	the national economic recession, which has resulted in reduced spending on discretionary items such as gaming activities and could result in further reduced spending;

•

increased competition, including the legalization or expansion of gaming in New England, New York, New Jersey, Pennsylvania or other states in the mid-Atlantic region, or the expansion of on-line gaming in the United States;

•	unfavorable weather conditions;

•	changes in applicable laws or policies regarding smoking or alcohol service at Mohegan Sun and Mohegan Sun at Pocono Downs;

•	an infrastructure or transportation disruption, such as the closure of a major highway near Mohegan Sun or Mohegan Sun at Pocono Downs, for an extended period of time; and

•	an act of terrorism on the United States.

In addition to cash generated by operating activities, we have relied on external sources of liquidity to meet our capital requirements. The decrease in cash used in investing activities for the nine months ended June 30, 2010 compared to the same period in the prior year primarily resulted from a $109.9 million decrease in capital expenditures, partially offset by the receipt of $20.1 million in proceeds from the amendment to the purchase agreement for Mohegan Sun at Pocono Downs in the nine months ended June 30, 2009. Cash used in investing activities for the nine months ended June 30, 2010 also reflects the table games authorization fee payment of $16.5 million to the PGCB. The increase in cash used in financing activities for the nine months ended June 30, 2010 compared to the same period in the prior year was primarily attributable to a $75.3 million decrease in total net borrowings.

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

External Sources of Liquidity

Notes

We financed the construction and expansion of Mohegan Sun, as well as the acquisition of the Pennsylvania entities and the expansion of Mohegan Sun at Pocono Downs with net proceeds from the issuance of notes and borrowings under our bank credit facilities. As of June 30, 2010, we had outstanding:

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

The senior and senior subordinated note indentures contain certain financial and non-financial covenants with which we and the Tribe must comply. The financial covenants include, among other things, limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations and our continued existence. As of June 30, 2010, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.

We continue to monitor our revenues and expenditures to ensure continued compliance with applicable debt covenants and may need to implement additional cost containment measures based upon future operating results to maintain compliance. If we are unable to sufficiently increase revenues or offset any future declines in revenues by effecting additional cost containment measures, we may not be able to satisfy the incurrence of indebtedness covenant under our note indentures. In such event, the indentures may restrict us from borrowing additional funds to meet our financial obligations. While we could seek to obtain amendments to our indentures to reduce or eliminate this restriction, we can provide no assurance that we would be able to obtain such amendments.

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

Bank Credit Facility

In October 2009, we entered into an amendment to the terms of our bank credit facility, or the bank credit facility. The bank credit facility provides for a revolving loan and letter of credit borrowing capacity of up to $675.0 million from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The bank credit facility has no mandatory amortization provision and is payable in full at maturity on March 9, 2012. As of June 30, 2010, there was $527.0 million drawn on the bank credit facility. As of June 30, 2010, the amount under letters of credit issued pursuant to the bank credit facility totaled $3.4 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenants under the bank credit facility, line of credit and note indentures, we had approximately $72.2 million of borrowing capacity under the bank credit facility as of June 30, 2010.

At our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, an applicable rate based on our total leverage ratio, as each term is defined under the bank credit facility. We also pay commitment fees for the unused portion of borrowing capacity under the bank credit facility on a quarterly basis equal to the product obtained by multiplying the applicable rate for commitment fees by the average daily unused borrowing capacity for that calendar quarter. The applicable rate for base rate loans is between 1.25% and 2.75%. The applicable rate for Eurodollar rate loans is between 2.50% and 4.00%. The applicable rate for commitment fees is between 0.20% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate, the Eurodollar rate for one-month contracts plus 1.25% or the federal funds rate plus 0.50%. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of June 30, 2010, we had $527.0 million in Eurodollar rate loans and no base rate loan outstanding. The Eurodollar rate loans outstanding at June 30, 2010 were based on a one-month Eurodollar rate of 0.35% plus an applicable rate of 3.75%. The applicable rate for commitment fees was 0.50% as of June 30, 2010.

The bank credit facility is collateralized by a first priority lien on substantially all of our assets, including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government and improvements which comprise Mohegan Sun. We also will be required to pledge additional assets as collateral for the bank credit facility as we or our existing and future guarantor subsidiaries acquire them. Our obligations under the bank credit facility are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The bank credit facility subjects us to a number of restrictive covenants, including financial covenants. These financial covenants relate to, among other things, our maximum total leverage and senior leverage ratios, minimum fixed charge coverage ratio and maximum capital expenditures. The bank credit facility includes non-financial covenants by us and the Tribe of the type customarily found in loan agreements for similar transactions.

Our bank credit facility requires us to comply with certain financial covenants at the end of each of our fiscal quarters, including a minimum fixed charge coverage ratio, a maximum total leverage ratio and a maximum senior leverage ratio.

As of June 30, 2010, our minimum fixed charge coverage ratio covenant, as defined under the bank credit facility, was as follows:

Fiscal Quarters Ending:
June 30, 2010 and thereafter	1.10:1.00

As of June 30, 2010, our maximum total leverage ratio covenant, or the ratio of total debt to annualized EBITDA, as such terms are defined under the bank credit facility, was as follows:

Fiscal Quarters Ending:
June 30, 2010 through December 31, 2010	7.25:1.00
March 31, 2011	7.00:1.00
June 30, 2011	6.75:1.00
September 30, 2011	6.50:1.00
December 31, 2011 and thereafter	6.25:1.00

As of June 30, 2010, our maximum senior leverage ratio covenant, or ratio of total debt minus subordinated obligations to annualized EBITDA, as such terms are defined under the bank credit facility, was as follows:

Fiscal Quarters Ending:
June 30, 2010 through December 31, 2010	4.50:1.00
March 31, 2011 through September 30, 2011	4.25:1.00
December 31, 2011 and thereafter	3.75:1.00

We continue to monitor our revenues and expenditures to ensure continued compliance with applicable debt covenants and may need to implement additional cost containment measures based upon future operating results to maintain compliance. If we are unable to sufficiently increase revenues or offset any future declines in revenues by effecting additional cost containment measures, we may not be able to satisfy our financial covenants under the bank credit facility. In such event, we would need to obtain waivers or amendments under the bank credit facility; however, we can provide no assurance that we would be able to obtain such waivers or amendments. If we were unable to obtain such waivers or amendments, we would be in default under the bank credit facility, which may result in cross-defaults under our senior and senior subordinated notes. If such defaults or cross-defaults were to occur, it would allow our lenders to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. If such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary to repay such accelerated indebtedness.

As of June 30, 2010, we and the Tribe were in compliance with all of our respective covenant requirements under the bank credit facility.

Line of Credit

As of June 30, 2010, we have an $18.0 million revolving loan agreement with Bank of America, N.A., or the line of credit, which matures on June 10, 2011. Each advance accrues interest on the basis of a one-month Eurodollar rate or prime rate, plus the applicable margin determined on the basis of our leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. As of June 30, 2010, we had $6.5 million in Eurodollar rate loans outstanding, which were based on a one-month Eurodollar rate of 0.35% plus an applicable rate of 3.25%. The line of credit subjects us to certain covenants, including a covenant to maintain at least the line of credit commitment amount available for borrowing under the bank credit facility. As of June 30, 2010, we were in compliance with all covenant requirements under the line of credit and had $11.5 million of borrowing capacity thereunder.

Letters of Credit

As of June 30, 2010, we maintained seven uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, pari-mutuel wagering tax liabilities of the Pennsylvania entities, overdue amounts for purses due to horsemen at the Pennsylvania entities, potential contractor and subcontractor liabilities relating to Project Horizon, collateral obligations of a surety bond relating to Pennsylvania Slot Machine Tax expenses owed by Downs Racing to the PGCB and two in connection with road work at the Pennsylvania facilities. The letters of credit expire on various dates from August 2010 through May 2011, subject to renewals. As of June 30, 2010, no amount was drawn on the letters of credit.

Salishan-Mohegan Bank Credit Facility

As of June 30, 2010, Salishan-Mohegan has a $17.0 million revolving loan agreement with Bank of America, N.A., or the Salishan credit facility, which matures on September 30, 2010. We have commenced discussions with Bank of America, N.A. to extend the maturity date of the Salishan credit facility; however, we can provide no assurance of the terms of such extension or whether such extension will be granted. At the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus a spread of 2.50% for base rate loans and an applicable rate, as defined under the Salishan credit facility, of 3.50% for Eurodollar rate loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. The applicable rate for commitment fees is 0.50%. The revolving loan has no mandatory amortization provision and is payable in full at maturity. The Salishan credit facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan credit facility also are guaranteed by the Tribe. The Salishan credit facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. As of June 30, 2010, Salishan-Mohegan was in compliance with all respective covenant requirements under the Salishan credit facility.

As of June 30, 2010, Salishan-Mohegan had $14.5 million in Eurodollar rate loans and no base rate loan outstanding. The Eurodollar rate loans outstanding at June 30, 2010 were based on a one-month Eurodollar rate of 0.35% plus an applicable rate of 3.50%. The applicable rate for commitment fees was 0.50% as of June 30, 2010. As of June 30, 2010, Salishan-Mohegan had $2.5 million of borrowing capacity under the Salishan credit facility.

Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, which was used to repay revolving loans under the Salishan credit facility in connection with an amendment to the Salishan credit facility. The promissory note executed by Salishan-Mohegan in favor of the Tribe provides for the accrual of interest at an annual rate of 15.0% and matures on October 1, 2010. Accrued interest is paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity. We have commenced discussions with the Tribe to extend the maturity date of this promissory note; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.

Capital Expenditures

The following table presents data related to capital expenditures (in millions, excluding capitalized interest):

	Capital Expenditures
	Nine Months Ended June 30, 2010	Remaining Forecasted Fiscal Year 2010	Total Forecasted Fiscal Year 2010
Mohegan Sun:
Maintenance	$ 10.2	$ 11.4	$ 21.6
Development	2.0	1.4	3.4
Expansion - Project Horizon	4.6	3.5	8.1

Subtotal	16.8	16.3	33.1
Mohegan Sun at Pocono Downs:
Maintenance	1.7	0.5	2.2
Development	0.2	0.6	0.8
Expansion - Project Sunrise (1)	(1.3)	-	(1.3)
Expansion - Table Games (2)	11.1	4.1	15.2

Subtotal	11.7	5.2	16.9

Total	$ 28.5	$ 21.5	$ 50.0

(1)	Represents adjustments to the final cost for Project Sunrise, the Phase II gaming and entertainment facility.
(2)	Exclusive of the one-time $16.5 million table games operation fee and $2.8 million in pre-opening costs and expenses.

We will primarily rely on cash generated from operations to finance maintenance capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs. We plan to finance any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs through a combination of operating cash flows and draws under our bank credit facility.

Interest Expense

The following table presents our interest expense (in thousands, net of capitalized interest):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009
Bank credit facility	$ 5,572	$ 4,498	$ 17,783	$ 14,388
2009 11 1/ 2% second lien senior secured notes	5,963	-	16,046	-
2005 6 1/ 8% senior unsecured notes	3,828	3,828	11,484	11,484
2001 8 3/ 8 % senior subordinated notes	42	42	126	700
2002 8% senior subordinated notes	5,000	5,000	15,000	15,000
2003 6 3/ 8% senior subordinated notes	-	5,259	-	15,778
2004 7 1/ 8% senior subordinated notes	4,008	4,008	12,024	12,024
2005 6 7/ 8% senior subordinated notes	2,578	2,578	7,734	7,734
Line of credit	75	85	209	274
WNBA promissory note	5	13	20	70
Salishan-Mohegan bank credit facility	141	156	414	587
Mohegan Tribe promissory note (Salishan-Mohegan)	374	-	1,118	-
Capital leases	61	67	192	205
Amortization of net deferred gain on settlement of derivative instruments	(115)	117	(350)	345
Amortization of debt issuance costs	1,789	2,347	5,417	6,250
Capitalized interest	(31)	(332)	(59)	(1,009)

Total interest expense, net of capitalized interest	$ 29,290	$ 27,666	$ 87,158	$ 83,830

Sufficiency of Resources

We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements and distributions to the Tribe for at least the next twelve months. However, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for further details regarding risks relating to our sufficiency of resources. Any future investments in Mohegan Sun and Mohegan Sun at Pocono Downs are anticipated to be funded through a combination of operating cash flows and draws under our bank credit facility. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenants under the bank credit facility, line of credit and note indentures, we had approximately   $72.2 million of borrowing capacity under the bank credit facility and line of credit as of June 30, 2010. Distributions to the Tribe are anticipated to total approximately   $59.0 million for fiscal 2010.

Contractual Obligations and Commitments

Our future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments are set forth below (in thousands):

	Total	Payments due by period
Contractual Obligations		Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,636,638	$21,028	$790,010	$475,000	$350,600
Interest payments on long-term debt (3)	422,930	26,616	203,773	106,647	85,894
Construction (4)	7,679	7,679	-	-	-
Procurement (5)	63,152	4,593	32,667	23,601	2,291
Capital leases (6)	6,196	166	1,389	1,499	3,142
Operating leases (7)	3,498	2,631	729	138	-

Total	$2,140,093	$62,713	$1,028,568	$606,885	$441,927

(1)	Represents payment obligations from July 1, 2010 to September 30, 2010.
(2)	Represents long-term debt maturities as of June 30, 2010.
(3)	Represents interest payments expected to be paid on long-term debt as of June 30, 2010, pursuant to respective debt agreements.
(4)	Represents expenditures we must pay in connection with Project Horizon at Mohegan Sun and table game and poker operations at Mohegan Sun at Pocono Downs, exclusive of amounts reflected in our condensed consolidated balance sheets.
(5)	Represents expenditures we must pay in connection with agreements entered into with vendors for inventory and other items, exclusive of amounts reflected in our condensed consolidated balance sheets.
(6)	Represents lease payments to the Tribe relating to property located adjacent to the Tribe’s reservation that is used for parking and access to Mohegan Sun.
(7)	Represents leases for various buildings, equipment and land at Mohegan Sun and Mohegan Sun at Pocono Downs, as well as a ground lease for a 152-acre site located in Palmer, Massachusetts.

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

New Accounting Standards

In July 2010, the Financial Accounting Standards Board, or the FASB, issued guidance pertaining to disclosures about the credit quality of financing receivables and the allowance for credit losses. The new guidance is effective for interim and annual periods after December 15, 2010. Its adoption is not expected to have a material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued guidance pertaining to accruals for casino jackpot liabilities. The new guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying such jackpot. It specifies that jackpots should be accrued and charged to revenue when an entity has the obligation to pay such jackpot. The new guidance applies to both base and progressive jackpots and requires a cumulative-effect adjustment to opening retained earnings in the period of adoption. It is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2010. Its adoption is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest accrues on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the bank credit facility. As of June 30, 2010, we had $527.0 million drawn on the bank credit facility.

We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.

The following table provides information as of June 30, 2010 about our current financial instruments or debt obligations that are sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt instruments are based on quoted market prices or prices of similar instruments, where applicable, as of June 30, 2010.

	Expected Maturity Date						Total	Fair Value
	2010	2011	2012	2013	2014	Thereafter
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$166	$12,691	$250,708	$250,735	$225,764	$353,142	$1,093,206	$905,638
Average interest rate	3.9%	13.4%	8.0%	6.1%	7.1%	9.5%	7.9%
Variable rate	$21,028	$1,000	$527,000	$-	$-	$600	$549,628	$453,509
Average interest rate (1)	3.8%	2.0%	4.3%	-	-	-	4.2%

(1)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $5.5 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date: August 13, 2010	By:	/S/ BRUCE S. BOZSUM
Bruce S. Bozsum Vice Chairman and Member, Management Board

Date: August 13, 2010	By:	/S/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date: August 13, 2010	By:	/S/ LEO M. CHUPASKA
Leo M. Chupaska Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004, and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to the Authority’s Registration Statement on Form S-1, filed with the SEC on February 29, 1996, and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club, LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”), and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4, and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Senior Subordinated Form S-4”), and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Senior Subordinated Form S-4, and incorporated by reference herein).

Exhibit No.	Description
3.15	Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed as Exhibit 3.15 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the SEC on August 10, 2006 (the “June 2006 10-Q”), and incorporated by reference herein).

3.16	Operating Agreement of Mohegan Ventures-Northwest, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of July 23, 2004 (filed as Exhibit 3.16 to the June 2006 10-Q and incorporated by reference herein).

3.17	Articles of Organization of Mohegan Golf, LLC, dated as of November 20, 2006 (filed as Exhibit 3.17 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006 (the “2006 10-K”), and incorporated by reference herein).

3.18	Certificate of Formation of Wisconsin Tribal Gaming, LLC, dated as of February 27, 2007 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 10-Q”), and incorporated by reference herein).

3.19	Articles of Organization of Mohegan Ventures Wisconsin, LLC, dated as of March 1, 2007 (filed as Exhibit 3.19 to the March 2007 10-Q and incorporated by reference herein).

3.20	Certificate of Formation of MTGA Gaming, LLC, dated as of July 27, 2007 (filed as Exhibit 3.20 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007 (the “2007 10-K”), and incorporated by reference herein).

3.21	Articles of Amendment of Mohegan Golf, LLC, dated as of April 8, 2008 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the SEC on May 15, 2008, and incorporated by reference herein).

4.1	Relinquishment Agreement, dated February 7, 1998, by and among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998, and incorporated by reference herein).

4.2	Indenture, dated as of July 26, 2001, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, File No. 333-69472, filed with the SEC on September 14, 2001 (the “2001 Form S-4”), and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club, LLC, the other Subsidiary Guarantors (as defined under the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the SEC on August 7, 2003 (the “June 2003 10-Q”), and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club, LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the SEC on August 16, 2004 (the “June 2004 10-Q”), and incorporated by reference herein).

Exhibit No.	Description
4.5	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4, and incorporated by reference herein).

4.6	Indenture, dated as of February 20, 2002, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”), and incorporated by reference herein).

4.7	Supplemental Indenture, dated as of January 27, 2003, among the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club, LLC, the other Subsidiary Guarantors (as defined under the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 10-Q, and incorporated by reference herein).

4.8	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club, LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 10-Q”), and incorporated by reference herein).

4.9	Supplemental Indenture No. 2, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, Mohegan Basketball Club, LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 10-Q, and incorporated by reference herein).

4.10	Supplemental Indenture No. 3, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined under the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 10-Q, and incorporated by reference herein).

4.11	Supplemental Indenture No. 4, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.11 to the June 2006 10-Q and incorporated by reference herein).

4.12	Supplemental Indenture No. 5, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the 2006 10-K and incorporated by reference herein).

4.13	Supplemental Indenture No. 6, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.13 to the March 2007 10-Q and incorporated by reference herein).

Exhibit No.	Description
4.14	Supplemental Indenture No. 7, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the 2007 10-K and incorporated by reference herein).

4.15	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4, and incorporated by reference herein).

4.16	Indenture, dated as of August 3, 2004, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club, LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 10-Q, and incorporated by reference herein).

4.17	Supplemental Indenture No. 1, dated as of January 25, 2005, among the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined under the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 10-Q, and incorporated by reference herein).

4.18	Supplemental Indenture No. 2, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2006 10-Q and incorporated by reference herein).

4.19	Supplemental Indenture No. 3, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8 % Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the 2006 10-K and incorporated by reference herein).

4.20	Supplemental Indenture No. 4, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the March 2007 10-Q and incorporated by reference herein).

4.21	Supplemental Indenture No. 5, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8 % Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the 2007 10-K and incorporated by reference herein).

4.22	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 10-Q, and incorporated by reference herein).

4.23	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 10-Q, and incorporated by reference herein).

Exhibit No.	Description
4.24	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the June 2006 10-Q and incorporated by reference herein).

4.25	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.27 to the 2006 10-K and incorporated by reference herein).

4.26	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the March 2007 10-Q and incorporated by reference herein).

4.27	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8 % Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.35 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007, and incorporated by reference herein).

4.28	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 10-Q, and incorporated by reference herein).

4.29	Indenture, dated as of February 8, 2005, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 10-Q, and incorporated by reference herein).

4.30	Supplemental Indenture No. 1, dated as of August 4, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the June 2006 10-Q and incorporated by reference herein).

4.31	Supplemental Indenture No. 2, dated as of December 18, 2006, among the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the 2006 10-K and incorporated by reference herein).

4.32	Supplemental Indenture No. 3, dated as of March 28, 2007, among the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.36 to the March 2007 10-Q and incorporated by reference herein).

Exhibit No.	Description
4.33	Supplemental Indenture No. 4, dated as of August 27, 2007, among the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to 6 1/8 % Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.41 to the 2007 10-K and incorporated by reference herein).

4.34	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 10-Q, and incorporated by reference herein).

4.35	Indenture, dated as of October 26, 2009, among the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 11 1/2% Second Lien Senior Secured Notes Due 2017 (filed as Exhibit 4.43 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the SEC on December 28, 2009 (the “2009 10-K”), and incorporated by reference herein).

4.36	Form of Global 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.44 to the 2009 10-K and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).