Form 10-K
period 2010-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2010-12-29
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

033-80655

(Commission file number)

MOHEGAN TRIBAL GAMING AUTHORITY

(Exact name of registrant as specified in its charter)

Not Applicable	06-1436334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Mohegan Sun Boulevard, Uncasville, CT	06382
(Address of principal executive offices)	(Zip Code)

(860) 862-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

MOHEGAN TRIBAL GAMING AUTHORITY

References in this Annual Report on Form 10-K to the “Authority” and the “Mohegan Tribe or Tribe” are to the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut, respectively. The terms “we,” “us” and “our” refer to the Authority.

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

In addition to the risk factors described under “Part I. Item 1A. Risk Factors,” the following important factors, among others, could affect our future financial condition or results of operations, causing actual results to differ materially from those expressed in the forward-looking statements:

•	the financial performance of Mohegan Sun and Mohegan Sun at Pocono Downs and the Pennsylvania off-track wagering facilities;

•	the local, regional, national or global economic climate, including the lingering effects of the economic recession, which has affected our revenues and earnings;

•	increased competition, including the legalization or expansion of gaming in New England, New York, New Jersey or Pennsylvania;

•	our leverage and ability to meet our debt service obligations and maintain compliance with financial debt covenants;

•	the continued availability of financing;

•	our dependence on existing management;

•	our suspension of the hotel, retail and new parking garage elements of Project Horizon;

•	our ability to integrate new amenities from expansions to our facilities into our current operations and manage the expanded facilities;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations, including the limitation, denial or suspension of licenses required under gaming laws and regulations;

•	changes in applicable laws pertaining to the service of alcohol, smoking or other amenities offered at Mohegan Sun and Mohegan Sun at Pocono Downs;

•	our ability to implement successfully our diversification strategy; and

•	an act of terrorism on the United States.

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

PART I

Item 1. Business.

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally-recognized Indian tribe with an approximately 507-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut entered into such a compact, the Mohegan Compact, which was approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., or Downs Racing, we also own and operate Mohegan Sun at Pocono Downs, a gaming and entertainment facility located in Plains Township, Pennsylvania, and several off-track wagering facilities, or OTW facilities, located elsewhere in Pennsylvania, collectively the Pennsylvania entities. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

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

Mohegan Sun

In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 185-acre site on the Tribe’s reservation overlooking the Thames River with direct access from Interstate 395 and Connecticut Route 2A. Mohegan Sun is approximately 125 miles from New York City, New York, and approximately 100 miles from Boston, Massachusetts. In 2002, we completed a major expansion of Mohegan Sun known as Project Sunburst, which included increased gaming, restaurant and retail space, an entertainment arena, an approximately 1,200-room luxury Sky Hotel Tower and approximately 100,000 square feet of convention space. In 2007, we opened Sunrise Square, and, in 2008, we opened Casino of the Wind.

Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:

Casino of the Earth

As of September 30, 2010, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 3,500 slot machines and 190 table games, including blackjack, roulette, craps and baccarat;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area, including 50 table games;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

•

food and beverage amenities, including: Birches Bar & Grill, an approximately 200-seat full-service restaurant, a 630-seat buffet, a Hong Kong-style food outlet offering authentic Southeast Asian cuisine, an 87-seat Bobby Flay’s Bobby’s Burger Palace and multiple service bars, all operated by us, as well as Frank Pepe Pizzeria Napoletana and Fidelia’s Market, a 123-seat multi-station food court, operated by third-parties, for a total seating of approximately 1,500;

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars; and

•	the Wolf Den, an approximately 10,000-square-foot, 400-seat lounge featuring live entertainment seven days a week.

Casino of the Sky

As of September 30, 2010, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,200 slot machines and 110 table games, including blackjack, roulette and craps;

•

food and beverage amenities, including: two full-service restaurants (Todd English’s Tuscany and Bobby Flay’s Bar Americain), a 24-hour coffee shop, a 330-seat buffet and five lounges and bars, all operated by us, as well as five full-service restaurants, three quick-service restaurants and a multi-station food court operated by third-parties, for a total seating of approximately 2,900;

•	The Shops at Mohegan Sun containing 32 retail shops, seven of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Mohegan After Dark, consisting of Ultra 88, a nightclub, Lucky’s Lounge and Dubliner, an Irish pub, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.

Casino of the Wind

As of September 30, 2010, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 725 slot machines, 30 table games, including blackjack, roulette and craps, and a 42-table themed poker room;

•

food and beverage amenities, including: a two-level, 16,000-square-foot Jimmy Buffett’s Margaritaville Restaurant, operated by a third-party, and Chief’s Deli, a casual dining restaurant, and a bar, both operated by us, for a total seating of approximately 500; and

•	a retail shop operated by a third-party.

Mohegan Sun offers parking for approximately 13,000 patrons and 3,900 employees. In addition, we operate a gasoline and convenience center, an approximately 3,600-square-foot, 20-pump facility located adjacent to Mohegan Sun.

Mohegan Basketball Club

We formed Mohegan Basketball Club, LLC, or MBC, to own and operate a professional basketball team in the Women’s National Basketball Association, or the WNBA. In January 2003, MBC entered into a membership agreement with the WNBA permitting it to operate the Connecticut Sun basketball team. The team plays its home games in the Mohegan Sun Arena.

Mohegan Golf

We formed Mohegan Golf, LLC, or Mohegan Golf, to purchase and operate a golf course in Southeastern Connecticut. In May 2007, Mohegan Golf acquired substantially all of the assets of Pautipaug Country Club Inc., which included a golf course located in Sprague and Franklin, Connecticut. The golf course was renamed Mohegan Sun Country Club at Pautipaug and reopened under the ownership of Mohegan Golf in June 2007. In August 2010, the golf course and related facilities were temporarily closed for renovations and are scheduled to re-open in the spring of 2012.

Mohegan Sun at Pocono Downs

Through Downs Racing, we own and operate a gaming and entertainment facility known as Mohegan Sun at Pocono Downs located on a 400-acre site in Plains Township, Pennsylvania, and OTW facilities located in Carbondale, East Stroudsburg, Hazleton and Lehigh Valley, Pennsylvania. In November 2006, Mohegan Sun at Pocono Downs became the first location to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of its gaming and entertainment facility opened. In July 2008, we completed a major expansion of Mohegan Sun at Pocono Downs known as Project Sunrise, which included increased gaming, restaurant and retail space. In July 2010, Mohegan Sun at Pocono Downs opened its table game and poker operations, including additional non-smoking sections and a high-limit gaming area.

As of September 30, 2010, Mohegan Sun at Pocono Downs operates in an approximately 400,000-square-foot facility, which includes the following:

•	approximately 82,000 square feet of gaming space;

•	approximately 2,500 slot machines, 66 table games, including blackjack, roulette and craps, and an 18-table poker room;

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

Diversification Projects

The Tribe has determined that it is in its best interest to pursue diversification of its business interests, both directly and through us. As a result, from time to time, we and the Tribe pursue various business opportunities. These opportunities primarily include the proposed development and/or management of, investment in, or proposed ownership of additional gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. In addition to the pursuits described below, we and the Tribe are currently exploring other opportunities; however we can provide no assurance that we or the Tribe will continue to pursue any of these opportunities or that any of them will be consummated.

Cowlitz Project

In July 2004, we formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW. Mohegan Ventures-NW is one of three current members in Salishan-Mohegan, which was formed to participate in the Cowlitz Project, a proposed casino to be owned by the Cowlitz Indian Tribe, or the Cowlitz Tribe, and to be located in Clark County, Washington. Mohegan Ventures-NW, Salishan Company, LLC, an unrelated entity, and the Mohegan Tribe hold member interests in Salishan-Mohegan of 49.15%, 43% and 7.85%, respectively.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time. Under the terms of the development agreement, Salishan-Mohegan will assist in securing financing, as well as administer and oversee the planning, designing, development, construction and furnishing of the proposed casino. The development agreement provides for certain development fees of 3% of total Project Costs, as defined under the development agreement, which are to be distributed to Mohegan Ventures-NW, pursuant to the Salishan-Mohegan operating agreement. In 2006, Salishan-Mohegan purchased a 152-acre site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States pursuant to the development agreement. Under the terms of the management agreement, Salishan-Mohegan will manage, operate and maintain the proposed casino for a period of seven years following its opening. The management agreement provides for certain management fees of 24% of Net Revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Pursuant to the Salishan-Mohegan operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interest.

Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and acceptance of land into trust on behalf of the Cowlitz Tribe by the United States Department of the Interior. The development agreement provides for termination of Salishan-Mohegan’s exclusive development rights if the land is not taken into trust by a certain date. In July 2009, the development agreement was amended to extend the termination date from December 31, 2010 to December 31, 2015. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

On December 23, 2010, the Assistant Secretary—Indian Affairs of the Department of the Interior announced the approval of the acquisition of the 152-acre Cowlitz Project site into trust for the benefit of the Cowlitz Tribe pursuant to the Indian Reorganization Act. The Assistant Secretary also announced that the acquired lands will serve as the initial reservation of the Cowlitz Tribe and that the tribe may conduct gaming on such lands under IGRA. Transfer of the property to the United States remains subject to final action by the Department of the Interior and potential legal challenges. Class III gaming on the property remains subject to the negotiation and federal approval of a compact between the Cowlitz Tribe and the State of Washington, which is a party to gaming compacts with twenty eight other federally-recognized Indian tribes in that state. We can provide no assurance that these conditions will be satisfied or that the necessary financing for the development of the proposed casino will be obtained.

Menominee Project

In October 2004, we entered into a management agreement with the Menominee Indian Tribe, or the Menominee Tribe, and the Menominee Kenosha Gaming Authority, or the MKGA. Under the terms of the management agreement, we will manage, operate and maintain the Menominee Project, a proposed casino to be owned by the Menominee Tribe and to be located in Kenosha, Wisconsin, for a period of seven years commencing with its opening, in consideration for certain management fees of 13.4% of Net Revenues, as defined under the management agreement, which approximates net income earned from the Menominee Project. The management agreement is subject to approval by the NIGC.

In March 2007, we formed Mohegan Ventures Wisconsin, LLC, or MVW, to own a membership interest in Wisconsin Tribal Gaming, LLC, or WTG. WTG was formed to participate in the Menominee Project. At inception, MVW held an 85.4% membership interest in WTG and Mohegan Ventures, LLC, or MV, a wholly-owned subsidiary of the Tribe, held the remaining 14.6% membership interest. In March 2007, WTG purchased the development rights for the Menominee Project under a development agreement with the Menominee Tribe and the MKGA, which was executed in October 2003, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC, or KGD. The development agreement provided for certain development fees over a period of seven years following the opening of the proposed casino. WTG paid $6.4 million in cash for the development rights and other items acquired and assumed from KGD. In fiscal 2008, due to the uncertainty in the development of the Menominee Project, we wrote-off the related development rights intangible asset and fully reserved certain receivables related to reimbursable costs and expenses advanced by WTG on behalf of the Menominee Tribe for the Menominee Project.

In January 2009, the BIA informed the Menominee Tribe of the decision by the United States Secretary of the Interior to decline to take the Menominee Project site in Kenosha into trust for the Menominee Tribe. The rejection of the Menominee Tribe’s trust land application was based on a policy for reviewing trust land acquisitions for off-reservation gaming projects adopted by the BIA in January 2008 in a guidance memorandum and contradicted an earlier recommendation from the BIA’s Regional Director. In May 2009, the Menominee Tribe filed a lawsuit against the federal government in the United States District Court challenging the rejection and this lawsuit currently remains pending.

In September 2010, MV surrendered its membership interest in WTG, subject to rights to future reimbursement of its contributions to WTG. Also, in September 2010, WTG entered into a release and reimbursement agreement with the Menominee Tribe and MKGA, pursuant to which WTG: (1) relinquished its development rights and was relieved of its development obligations for the Menominee Project; (2) retained its rights to reimbursement of a portion of the WTG receivables, subject to certain conditions; and (3) assigned the option to purchase the proposed Menominee Project site in Kenosha to MKGA. We retained our interest in the management agreement.

Other Projects

In March 2008, we formed Mohegan Gaming & Hospitality, LLC, or MG&H, with the Tribe to evaluate and pursue business opportunities. Our wholly-owned subsidiary, MTGA Gaming, LLC, or MTGA Gaming, and the Tribe hold 49% and 51% membership interests in MG&H, respectively. MG&H subsequently formed a wholly-owned subsidiary, Mohegan Resorts, LLC, or Mohegan Resorts. Certain of our and the Tribe’s diversification efforts are conducted, either directly or indirectly, through MG&H and Mohegan Resorts. Mohegan Resorts holds a 100% membership interest in Mohegan Resorts Mass, LLC, or Mohegan Resorts Mass, which was formed to pursue potential gaming opportunities in the Commonwealth of Massachusetts. Mohegan Resorts Mass has entered into a ground lease for a 152-acre site located in Palmer, Massachusetts, which would serve as a potential site for future gaming development, if legalized in the Commonwealth of Massachusetts.

Strategy

Our overall strategy is to profit from gaming in our core markets, as well as to diversify the Tribe’s business interests in the gaming industry outside of Mohegan Sun. Mohegan Sun’s success has resulted primarily from patronage from guests residing within 100 miles of Mohegan Sun, which represents our primary market. Mohegan Sun also receives patronage from guests residing within a 100 to 200 mile radius, which represents our secondary market. We believe gaming in these markets continues to be strong despite our recent operating results. With the completion of Project Sunburst in 2002, we have developed Mohegan Sun into a full-scale entertainment and destination resort, which has led to increased patron visitation and lengthened duration of stays at our facility. We also believe that the addition of Casino of the Wind and Sunrise Square enables us to further strengthen our position in the Northeast United States gaming market. In addition, we have taken significant steps in our diversification efforts outside of Mohegan Sun with our operations at Mohegan Sun at Pocono Downs, including the July 2010 addition of table game and poker operations.

Market and Competition from Other Gaming Operations

Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in Connecticut, Foxwoods Resort Casino, including the MGM Grand at Foxwoods, collectively Foxwoods, owned by the Mashantucket Pequot Tribe, or the MPT, and located approximately 10 miles from Mohegan Sun. We also currently face competition from casinos in Atlantic City, New Jersey, several casinos and gaming facilities located on Indian tribal lands in the State of New York and video lottery terminal facilities, or VLT facilities, in the states of New York and Rhode Island. In addition, we face competition in and from the Northeastern Pennsylvania gaming market, both in the immediate market for Mohegan Sun at Pocono Downs, and for Mohegan Sun, in marketing and attracting patrons from the New York City metropolitan region.

We also face potential competition from prospective gaming projects announced by other Indian tribes and the expansion of state-licensed gaming in the Northeastern United States. Prior to 2010, with the exception of Atlantic City, New Jersey, full-scale commercial casino gaming in the Northeastern United States had been conducted only by federally-recognized Indian tribes operating under IGRA or on cruise ships in international waters. With the addition of table gaming to existing slot machine facilities in the Commonwealth of Pennsylvania and VLT facilities in the State of Delaware, as further discussed below, commercial casino gaming has expanded in the Northeastern United States. Federal recognition of the Mashpee Wampanoag Tribe in 2007 and the Shinnecock Indian Nation of New York in 2010 also increases the likelihood of new tribal gaming in the Northeastern United States in the future. Other federally-recognized Indian tribes continue to pursue full-scale commercial casino gaming in the Catskills region of New York and elsewhere in the Northeastern United States. Under federal law, subsequent to obtaining federal recognition, Indian tribes are subject to certain governmental and regulatory approvals before commencing gaming operations, including, but not limited to: (1) negotiating a gaming compact with the affected state, (2) acceptance of land into trust by the United States Department of the Interior, and (3) adopting a tribal gaming ordinance. Indian tribes also may need to negotiate a management agreement and obtain financing to construct a facility. As further discussed below, groups seeking federal recognition as Indian tribes, as well as federally-recognized Indian tribes, continue efforts to establish or expand reservation lands with an interest in commercial casino gaming on such lands.

We are unable to predict whether efforts by groups seeking federal recognition as Indian tribes, federally-recognized Indian tribes or legalization of commercial casino gaming by non-Indian tribes will lead to the establishment of additional commercial casino gaming operations in the Northeastern United States. If established, we are uncertain of the impact such commercial casino gaming operations will have on our operations.

Mohegan Sun

The following is a summary of developments affecting Mohegan Sun:

Connecticut

Only the Tribe and the MPT are authorized to conduct commercial casino gaming in the State of Connecticut. As required by each tribe’s separate Memorandum of Understanding, or MOU, with the State of Connecticut, the Tribe and the MPT make monthly contribution payments to the state based on a portion of revenues earned on slot machines. Pursuant to the terms of an exclusivity clause in each MOU, contribution payments to the state will terminate if there is any change in state law that permits operation of slot machines or other commercial casino games or if any other person lawfully operates slot machines or other commercial casino games within the State of Connecticut, except those consented to by the Tribe and the MPT.

In the fall of 2009, the MPT reportedly defaulted on certain of its debt obligations and entered into a forbearance agreement with its lenders under its bank credit facility. In July 2010, the MPT reportedly failed to repay its bank credit facility at maturity and announced the suspension of per capita gaming revenue distribution payments to its tribal members. It is uncertain whether any of these actions related to the MPT’s debt structure will affect the Northeastern United States gaming market. It also is uncertain if any lenders, debt holders or creditors will seek to exert any influence over the operation or management of Foxwoods. The MPT continues to advertise, market and promote its facilities aggressively, and such efforts may be aided in the future by any debt relief or restructuring.

In October 2010, the United States Supreme Court declined to hear an appeal of the Schaghticoke Tribal Nation, based in Western Connecticut, which sought to overturn adverse decisions regarding its federal recognition.

Leaders of the Eastern Pequot Tribal Nation, based in Southeastern Connecticut, have stated that they continue to consider appeals to challenge the rejection of their petition for federal recognition.

In 2010, the state lottery sought legislative approval to operate keno games, currently operated only at Mohegan Sun and Foxwoods. Such efforts to expand the state lottery and other state-licensed gaming in the State of Connecticut may continue.

Rhode Island

The state’s two pari-mutuel facilities, Twin River Casino in Lincoln and Newport Grand in Newport, reportedly offer approximately 6,100 VLTs.

In November 2010, Twin River Casino was discharged from Chapter 11 bankruptcy protection and its new owners and management team received final approval from state regulators. According to published reports, under the approved reorganization plan, ownership of Twin River Casino was transferred to the facilities’ first lien note holders and $290 million in debt was relieved. In April 2010, the state legislature banned greyhound racing in the State of Rhode Island. In connection with this legislation, the state authorized new marketing subsidies for Twin River Casino and Newport Grand.

The Narragansett Indian Tribe of Rhode Island is the only federally-recognized Indian tribe in the state and the subject of the United States Supreme Court’s Carcieri v. Salazar decision, or the Carcieri decision. Under specific terms of the Narragansett Land Claims Settlement Act passed by Congress in 1983, the Narragansett Indian Tribe of Rhode Island is prohibited from conducting gaming on its settlement lands under IGRA. However, any legislation adopted by Congress in response to the Carcieri decision could impact the tribe’s ability to conduct gaming on lands outside of the tribe’s existing reservation in Charlestown.

Massachusetts

In July 2010, the state legislature passed two bills that would have allowed for the licensing and regulation of commercial casino gaming. These bills would have licensed up to three casino resorts, one in each of three geographic regions in the state, including Western Massachusetts, and authorized slot machine facilities at up to two of the existing four racetracks. In August 2010, the governor returned the bills with amendments that would only authorize up to three regional casino resorts. The 2010 regular legislative session ended with no further action on the bills. It is anticipated that legislative leaders will reintroduce expanded gaming legislation in 2011.

The Mashpee Wampanoag Tribe and the Wampanoag Tribe of Gay Head (Aquinnah) are the only two federally-recognized Indian tribes in the Commonwealth of Massachusetts. In November 2009, the Mashpee Wampanoag Tribe announced that it had terminated its agreement with Trading Cove Associates in connection with the development of a proposed casino in Middleboro. Subsequently, the tribe announced it had engaged Kien Huat Realty III Ltd., an affiliate of the Malaysian-based gaming group Genting, as the new developer. According to published reports, the Mashpee Wampanoag Tribe also has amended its trust land application to include a potential 300-acre gaming site in Fall River in its initial reservation. The Wampanoag Tribe of Gay Head (Aquinnah) is currently subject to certain restrictions with respect to gaming, including gaming on its existing reservation on Martha’s Vineyard.

New York

Mohegan Sun also faces competition from state-licensed racetracks offering VLTs, or racinos, and casinos and other gaming facilities located on Indian tribal lands in the State of New York. Racinos in Yonkers, Batavia, Hamburg, Nichols, Vernon, Monticello, Saratoga Springs and Farmington reportedly operate an aggregate of approximately 13,000 VLTs. An additional 4,525 VLTs are anticipated to be added by October 2011 from a VLT facility at Aqueduct Raceway in Queens that is currently under construction. There are seven federally-recognized Indian tribes in the central, northern and western regions of the state, and an eighth Indian tribe, the Shinnecock Indian Nation of New York, has received final federal recognition and is reportedly considering various sites on or near Long Island for a potential reservation and casino. Only three of the federally-recognized Indian tribes in the state, the Oneida Nation of New York, or the Oneida Nation, the Seneca Nation of New York, or the Seneca Nation, and the St. Regis Band of Mohawk Indians of New York, or the St. Regis Mohawk Tribe, currently engage in commercial casino gaming. However, several New York Indian tribes and at least two Indian tribes based in the State of Wisconsin have been pursuing potential gaming projects in the State of New York, which, if completed, would add significant gaming space, as well as hotel capacity to the Northeastern United States gaming market.

In October 2001, the state legislature approved legislation that permitted as many as six new gaming operations by Indian tribes in addition to those then operated by the Oneida Nation and the St. Regis Mohawk Tribe. Under the legislation, up to three of these additional gaming operations may be owned by the Seneca Nation, while the remaining three may be located in either Ulster County or Sullivan County in the Catskills region of the state. This legislation approved the use of traditional slot machines, rather than VLTs, where the possession and use of traditional slot machines are authorized pursuant to a tribal-state compact. Between 2001 and 2005, the governor reached tentative land claim settlements with various Indian tribes and supported legislation for as many as five tribal commercial casinos to be located in the Catskills region. However, a 2005 United States Supreme Court decision regarding tribal jurisdiction over Indian tribal lands not held in trust by the United States and subsequent federal court decisions led to the withdrawal of these land claim settlement agreements. Several federally-recognized Indian tribes, including the Seneca Nation, the St. Regis Mohawk Tribe and the Stockbridge-Munsee Tribe of Wisconsin, have continued to pursue tribal commercial casinos in the Catskills region. In November 2010, the Stockbridge-Munsee Tribe of Wisconsin signed a land claim settlement agreement with the governor that ended its long-standing claim to 23,000 acres in Madison County in exchange for 330 acres in Sullivan County. It has been reported that the Stockbridge-Munsee Tribe of Wisconsin plans to pursue development of a casino on the site in Sullivan County. The Stockbridge-Munsee Tribe of Wisconsin’s land claim settlement agreement, as well as any gaming on tribal lands in the Catskills region, requires various federal and state approvals.

The following is a summary of current and potential gaming operations by federally-recognized Indian tribes in the State of New York:

•

The Oneida Nation—The Oneida Nation operates Turning Stone Resort Casino in Verona, approximately 270 miles from Mohegan Sun. Turning Stone Resort Casino reportedly offers approximately 2,300 VLTs, 115 table games and 800 hotel rooms.

•

The St. Regis Mohawk Tribe—The St. Regis Mohawk Tribe operates Akwesasne Mohawk Casino in Hogansburg and Mohawk Bingo Palace in Akwesasne, each approximately 400 miles from Mohegan Sun. Akwesasne Mohawk Casino reportedly offers approximately 1,600 slot machines and 25 table games. The St. Regis Mohawk Tribe has been pursuing off-reservation gaming in the Catskills region for several years. In January 2008, the BIA notified the St. Regis Mohawk Tribe of its rejection of the tribe’s application to take a 29-acre racino in Monticello, currently operated by Empire Resorts, Inc., into trust for a full-scale commercial casino. This decision followed the BIA’s rejection of 10 other trust land applications and the issuance of new guidance for reviewing trust land acquisitions for off-reservation gaming projects.

•

The Seneca Nation—The Seneca Nation operates the following three casinos in the western region of the state more than 400 miles from Mohegan Sun: (1) Seneca Niagara Casino and Resort in Niagara Falls which reportedly offers approximately 4,300 slot machines, 100 table games and 600 hotel rooms; (2) Seneca Allegany Casino and Hotel in Salamanca which reportedly offers approximately 2,100 slot machines, 40 table games and 212 hotel rooms; and (3) Seneca Buffalo Creek Casino in Buffalo, a temporary facility, which reportedly offers approximately 460 slot machines. Construction of a permanent facility in Buffalo remains on hold according to published reports.

•

The Cayuga Nation of New York—The Cayuga Nation of New York’s bingo gaming halls in Union Springs and Seneca Falls, previously operated by the tribe as Class II facilities, remain closed while the tribe’s application with the BIA to take 125 acres into trust for gaming at those facilities remains pending. The tribe also has pursued gaming in the Catskills region at various times.

•

The Shinnecock Indian Nation of New York—The Shinnecock Indian Nation of New York has an approximately 800-acre state reservation on the east side of Shinnecock Bay, adjacent to Southampton on Long Island but has reportedly considered as many as 30 other locations for a casino site. In 2003, the Shinnecock Indian Nation of New York halted construction of a gaming facility on land owned by the tribe and was an unsuccessful bidder for the VLT rights at Aqueduct Raceway in Queens. In 2006, the tribe’s federal lawsuit claiming approximately 3,600 acres in the Southampton area of Long Island was dismissed following precedent in other New York tribal cases. Gaming on the tribe’s existing state reservation or any other location will likely require various regulatory approvals and/or legislation.

The Oneida Nation, the Seneca Nation and the St. Regis Mohawk Tribe reportedly have one or more ongoing disputes with the State of New York regarding property, cigarette taxes or gaming revenue sharing payments. In 2010, the Seneca Nation and the St. Regis Mohawk Tribe ceased making certain gaming revenue sharing payments to the state. These disputes or their ultimate resolutions may increase the likelihood of new tribal or commercial gaming operations in the Catskills region and may impact competition in the Northeastern United States gaming market.

The following is a summary of other current and potential gaming operations in the State of New York:

•

In October 2006, Empire City Casino at Yonkers Raceway, or Empire City, in Yonkers opened with approximately 1,800 VLTs. In March 2007, Empire City opened its Gotham Palace expansion, which reportedly added 3,700 VLTs. According to published reports, Empire City plans to increase its total VLTs to 7,500, as permitted under state law. Given Empire City’s geographic proximity to New York City, it has a distinct advantage over Mohegan Sun in competing for day-trip and other potential patrons from the New York metropolitan region.

•

In 2010, the state legislature passed legislation to expand daily hours of operations for racinos in the state. Empire City and other racinos in the state also reportedly have begun introducing electronic versions of roulette and other table games under authority of the state lottery. Traditional table gaming in the state remains restricted under the state’s constitution and would reportedly require the approval of two successive state legislatures, followed by voters in a state-wide referendum.

•

In September 2010, Genting New York, an affiliate of the Malaysian-based gaming group Genting, was awarded the VLT rights for Aqueduct Raceway in Queens. In October 2010, Genting New York reportedly commenced construction of the VLT facility at Aqueduct Raceway, following the payment of a $380 million licensing fee to the state. According to published reports, the VLT facility will have 1,600 VLTs installed by May 2011, which will be increased to 4,525 VLTs by October 2011. An affiliate of Genting also has a majority interest in Empire Resorts, Inc., operator of the racino in Monticello.

New Jersey

Mohegan Sun primarily competes with casinos located in Atlantic City for overnight patrons. The Atlantic City gaming market currently consists of 11 gaming properties reportedly offering approximately 17,000 hotel rooms and 1.4 million square feet of gaming space, including approximately 31,000 slot machines and 1,600 table games.

Several proposed developments and expansions of casino, hotel, retail and entertainment space have been completed in Atlantic City in recent years, while others have been suspended, delayed or cancelled due to adverse economic conditions and new competition from the Pennsylvania, Delaware and Maryland gaming markets. In addition, various properties have reported revenue declines, experienced difficulty meeting debt obligations or filed bankruptcy. The governor and state legislature have each announced or advanced comprehensive reform plans to support and revitalize the state’s casino and racing industries. In November 2010, the state senate passed a bill to authorize internet gaming in the State of New Jersey on an intrastate basis and, in December 2010, the state legislature passed a bill to authorize a November 2011 state-wide ballot referendum on legalized sports betting in the state.

The following is a summary of developments in the Atlantic City gaming market:

•

The Borgata Hotel Casino & Spa, or the Borgata, a casino resort completed in 2003, has expanded in two phases since its opening. The first phase of the Borgata expansion was completed in June 2006 with several restaurants, a food court, 500 slot machines, 45 table games, an 85-table poker room and a nightclub. The second phase of the Borgata expansion was completed in June 2008 with the opening of a 43-story hotel tower, the Water Club. The Borgata reportedly now offers approximately 2,800 hotel rooms and 161,000 square feet of gaming space, including approximately 4,000 slot machines and 200 table games. In March 2010, MGM Mirage, Inc. reportedly placed its one-half interest in the Borgata into a divesture trust in connection with a regulatory plan to withdraw from the state due to licensing issues, with a contemplated sale to be consummated within 30 months.

•

In March 2008, Harrah’s Entertainment, Inc., now Caesars Entertainment, Inc., opened its 960-room Waterfront Tower, which represented the final phase of its expansion at Harrah’s Resort Atlantic City. Harrah’s Resort Atlantic City reportedly now offers approximately 2,600 hotel rooms.

•	In March 2010, Tropicana Entertainment, LLC, the parent company of the Tropicana Casino & Resort, emerged from Chapter 11 bankruptcy protection with reportedly $2.5 billion in debt relieved.

•	In April 2010, Morgan Stanley announced the divestment of its interest in Revel Entertainment Group, LLC’s casino project in Atlantic City.

•

In July 2010, Trump Entertainment Resorts, Inc., owner of the Trump Marina, Trump Taj Mahal and Trump Plaza, emerged from Chapter 11 bankruptcy protection for a third time, with reportedly $1.3 billion in debt relieved.

•	In December 2010, Resorts Atlantic City, Atlantic City’s first casino, reportedly received final approval for sale of the facility.

There are no federally-recognized Indian tribes in the State of New Jersey; however, at least one state tribe, the Unalachtigo Band of Nanticoke Lenni Lenape Nation, is reportedly seeking federal recognition and possible gaming operations.

Maine

Full-scale casino gaming operations are not currently permitted in the State of Maine. In November 2010, voters in the state approved a proposed commercial casino for a single site in Oxford County, subject to local approval. The developers of the proposed casino have announced plans for a 100,000-square-foot casino resort to be completed in phases over five years. There are four federally-recognized Indian tribes in the state, one of which, the Penobscot Tribe of Maine, operates a high stakes bingo facility in Old Town. The Penobscot Tribe of Maine and the Passamaquoddy Tribe of Maine also have pursued full-scale casino gaming operations at various locations in the state in recent years, and would receive a portion of the revenues the state earns from the proposed casino in Oxford County. None of the other federally-recognized Indian tribes in the state have negotiated a tribal-state compact or taken any significant step towards developing casino gaming operations.

Penn National Gaming, Inc. operates Hollywood Slots Hotel & Raceway, a racino located in Bangor, with 1,000 slot machines and a six-story hotel.

New Hampshire

Commercial casino gaming operations are not currently permitted in the State of New Hampshire, with the exception of limited charitable table gaming. In 2010, the state senate passed two bills to license slot machines at various locations in the state, including existing racetracks, but neither bill passed the house of representatives. A plan by the state lottery to introduce certain on-line games was postponed at the direction of a legislative panel. There are no federally-recognized Indian tribes in the state and no announced petition for recognition pending.

Vermont

Currently, gaming is not permitted in the State of Vermont nor is there any significant initiative underway to legalize commercial casino gaming operations in the state. There are no federally-recognized Indian tribes in the state. Various groups have been denied federal recognition in recent years; however, in 2010, the state passed a law which creates a new process for Indian tribes in the State of Vermont to seek state recognition.

Delaware

In 2010, table game operations commenced at the state’s three racetrack VLT facilities. In May 2010, the United States Supreme Court declined to consider the State of Delaware’s appeal of an August 2009 federal circuit court decision on sports betting in the state. Under the federal circuit court’s decision, sports betting is limited to multigame or parlay wagering on National Football League games, which was resumed in the state in 2009 after a 33-year absence.

Mohegan Sun at Pocono Downs

The following is a summary of developments affecting Mohegan Sun at Pocono Downs:

In 2004, the Commonwealth of Pennsylvania passed the Pennsylvania Race Horse Development and Gaming Act, or the Pennsylvania Gaming Act, which permitted the operation of up to 61,000 slot machines at 14 locations throughout the state. The Pennsylvania Gaming Act authorized the operation of slot machines at seven harness and thoroughbred racetracks and five stand-alone slot machine facilities. Each facility may initially operate up to 3,000 slot machines, expandable to up to 5,000 slot machines after six months of operation and upon request and approval of the Pennsylvania Gaming Control Board, or the PGCB. In addition, the

Pennsylvania Gaming Act authorized the operation of up to 500 slot machines at two Category Three resort facilities. The Pennsylvania Gaming Act also includes prohibitions against locating facilities within close proximity to other operations, including, among other things, a prohibition against locating a slot machine facility at a harness or thoroughbred racetrack or a stand-alone slot machine facility within twenty miles of Mohegan Sun at Pocono Downs, and a prohibition against locating a Category Three resort slot machine facility within fifteen miles of Mohegan Sun at Pocono Downs. In January 2010, the Pennsylvania Gaming Act was amended to allow slot machine operators in the Commonwealth of Pennsylvania to obtain a table game operation certificate and operate certain table games, including poker, subject to approval by the PGCB and payment of a one-time, non-refundable, table games authorization fee. The amendment also authorized a third Category Three resort facility to be awarded in 2017, which is prohibited from being located within thirty miles of Mohegan Sun at Pocono Downs. In addition, the amendment increased the number of slot machines at Category Three resort facilities from 500 to 600 and restricted the number of table games at such facilities to 50. All slot machine facilities in the state have added table game operations.

Mohegan Sun at Pocono Downs faces competition from several facilities in the Commonwealth of Pennsylvania, as well as neighboring states. However, our most immediate competitors are Mount Airy Casino Resort, or Mount Airy, and Sands Casino Resort Bethlehem, or Sands Bethlehem, both of which are located in Northeastern Pennsylvania:

•

Mount Airy—Mount Airy, located at the former Mount Airy Lodge in Mount Pocono, opened in October 2007 and is approximately 40 miles from Mohegan Sun at Pocono Downs. Mount Airy reportedly offers 2,540 slot machines, 78 table games, a 188-room hotel, a spa and a golf course.

•

Sands Bethlehem—Sands Bethlehem, owned by Las Vegas Sands Corporation, opened in May 2009 and is approximately 70 miles from Mohegan Sun at Pocono Downs. Sands Bethlehem reportedly offers 3,250 slot machines and 89 table games. According to published reports, Sands Bethlehem has resumed plans to build a hotel at the facility.

In addition to existing slot machine and table game operations in the Commonwealth of Pennsylvania, Mohegan Sun at Pocono Downs faces competition from the VLT facility at the Monticello Raceway in Monticello, New York, approximately 90 miles from Mohegan Sun at Pocono Downs. Additionally, Mohegan Sun at Pocono Downs faces competition from Tioga Downs Casino in Nichols, New York, approximately 100 miles from Mohegan Sun at Pocono Downs. Tioga Downs Casino offers a racetrack and reportedly 750 VLTs. In November 2010, four applicants presented proposals to the PGCB for a Category Three resort facility. One of the applicants, Fernwood Hotel & Resort, is approximately 45 miles from Mohegan Sun at Pocono Downs. Mohegan Sun at Pocono Downs also faces potential competition from any gaming operation that is ultimately developed in the Catskills region.

In December 2010, the PGCB voted to revoke a Category Two license awarded to an affiliate of Foxwoods Development, LLC for a second stand-alone facility in Philadelphia. In September 2010, Penn National Gaming, Inc. opened the State of Maryland’s first VLT facility in Perryville, and, in November 2009, voters in the State of Ohio passed a referendum that authorized up to four gaming facilities in the state. We do not believe that these developments will have a direct impact on Mohegan Sun at Pocono Downs. However, the expansion of gaming in nearby states may impact the overall Pennsylvania gaming market.

Mohegan Tribe of Indians of Connecticut

General

The Tribe has lived in a cohesive community for hundreds of years in what is today southeastern Connecticut, and became a federally-recognized Indian tribe in 1994. The Tribe currently has approximately 1,900 members including 1,200 adult voting members. The Tribe historically has cooperated with the United States and is proud of the fact that members of the Tribe have fought on the side of the United States in every war from the Revolutionary War to the wars in Iraq and Afghanistan. The Tribe believes that this philosophy of cooperation exemplifies its approach to developing Mohegan Sun and pursuing diversification of its business interests.

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

Governance of the Tribe

The Tribe’s Constitution provides for the governance of the Tribe by a Tribal Council consisting of nine members, and a Council of Elders consisting of seven members. The registered voters of the Tribe elect all members of the Tribal Council and the Council of Elders. As the result of an amendment to the Tribe’s Constitution in September 2003, the members of both the Council of Elders and the Tribal Council are elected on a staggered term basis and members of each Council are currently elected for four-year terms. The terms of four members of the Council of Elders expire in October 2012, and the terms for the remaining three members will expire in October 2014. The terms for four members of the Tribal Council expire in October 2011 and the terms for the remaining five members will expire in October 2013. Members of the Tribal Council must be at least 21 years of age when elected, and members of the Council of Elders must be at least 55 years of age when elected. The members of the Tribal Council also serve as members and officers on our Management Board.

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

Below is a description of certain information regarding judges currently serving on the Gaming Disputes Court:

Paul M. Guernsey, Chief Judge. Age: 60. Judge Guernsey has served on the Gaming Disputes Court since 1996. He was appointed Acting Chief Judge in November 1999 and appointed as Chief Judge in January 2000. Judge Guernsey also has served as Fact Finder for the New London Judicial District from 1990 to 1992 and as State of Connecticut Attorney Trial Referee, Judicial District of New London, since 1992.

F. Owen Eagan, Judge. Age: 80. Judge Eagan was appointed to the Gaming Disputes Court in 1996. He served as United States Magistrate Judge from 1975 to 1996 and was formerly Assistant United States Attorney for the District of Connecticut and United States Attorney for the District of Connecticut. He also served as an adjunct law faculty member at Western New England College School of Law.

Frank A. Manfredi, Judge. Age: 59. Judge Manfredi was appointed to the Gaming Disputes Court in 2001. He has been a partner at Cotter, Greenfield, Manfredi & Lanes, P.C., since 1983. Judge Manfredi also has served as State of Connecticut Attorney Trial Referee since 1993, State of Connecticut Attorney Fact Finder since 1992 and Town Attorney for the Town of Preston since 1988.

Thomas B. Wilson, Judge. Age: 71 Judge Wilson was appointed to the Gaming Disputes Court in 1996. Judge Wilson served as a partner and director at Suisman, Shapiro, Wool, Brennan & Gray, P.C., from 1967 to 2003. Judge Wilson also has served as State Attorney Trial Referee since 1988 and as Town Attorney for the Town of Ledyard from 1971 to 1979, 1983 to 1991 and 1995 to 2003.

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

Below is a description of certain information regarding the commissioners serving in the Workers’ Compensation Department:

Giancarlo Rossi, Chief Commissioner. Age: 61. Mr. Rossi was appointed Chief Commissioner of the Tribe’s Workers’ Compensation Department in September 2004. Mr. Rossi is a practicing attorney with over 20 years of workers’ compensation experience in Connecticut.

Louis M. Pacelli, Commissioner. Age: 56. Mr. Pacelli was appointed Commissioner of the Tribe’s Workers’ Compensation Department in September 2004. Mr. Pacelli is a partner in the law firm of Grillo and Pacelli, LLC in East Haven, Connecticut and has practiced general law, including workers’ compensation matters, for over 20 years in Connecticut.

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

Government Regulation

General

Our operations at Mohegan Sun are subject to certain federal, state and tribal laws applicable to both commercial relationships with Indians generally and to Indian gaming and the management and financing of Indian casinos specifically. Our operations at Mohegan Sun at Pocono Downs also are subject to Pennsylvania laws and regulations applicable to harness racing, simulcasting, slot machine and table gaming. The following description of the regulatory environment in which gaming takes place and in which we operate is only a summary and not a complete recitation of all applicable law. Moreover, since this regulatory environment is susceptible to changes in public policy considerations, it is impossible to predict how particular provisions will be interpreted, from time to time, or whether they will remain intact. Changes in such laws could have a material adverse impact on our operations. See “Risk Factors.”

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

The Indian Gaming Regulatory Act of 1988

Regulatory Authority

The operation of casinos and of all gaming on Indian land is subject to IGRA, which is administered by the NIGC, an independent agency within the United States Department of the Interior, which exercises primary federal regulatory responsibility over Indian gaming. The NIGC has exclusive federal authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III Gaming (as described below), approve management agreements for gaming facilities, conduct investigations and generally monitor tribal gaming. Certain responsibilities under IGRA (such as the approval of gaming revenue allocation plans for tribal members and the review of applications to take land into trust for gaming) are retained by the BIA. The BIA also has responsibility to review and approve certain agreements and land leases relating to Indian lands. The U.S. Department of Justice also retains responsibility for federal criminal law enforcement on the Mohegan reservation.

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

With the growth of the Internet and other modern advances, computers and other technology aids are increasingly used to conduct specific kinds of gaming, such as poker or wagering on horse racing. Congress has adopted and continues to consider legislation to limit or otherwise regulate on-line gaming by U.S. residents. Individual states are also considering legislation on an intrastate basis. While the Unlawful Internet Gambling Enforcement Act of 2006, or the UIGEA, was adopted in October 2006, the effective date for compliance by banks and financial institutions with provisions prohibiting the processing of credit card and other electronic transactions by U.S. residents was delayed until June 1, 2010. Congress has considered but, to date, not passed amendments to the UIGEA or new legislation to establish a licensing, taxing and enforcement framework for Internet gaming.

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

Possible Changes in Federal Law

Bills have been introduced in Congress from time to time which would amend IGRA. While there have been a number of technical amendments to the law, to date, there have been no material changes to IGRA. Any amendment to IGRA could change the regulatory environment and requirements within which the Tribe could conduct gaming.

Pennsylvania Racing Regulations

Our harness racing operations at Mohegan Sun at Pocono Downs is subject to extensive regulation under the Pennsylvania Racing Act. Under that law, the Pennsylvania Harness Racing Commission, or Harness Racing Commission, is responsible for, among other things:

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

We have obtained permission from the Harness Racing Commission to conduct live racing at Mohegan Sun at Pocono Downs and to operate the several OTWs that we own. The Harness Racing Commission can refuse to grant permission to continue to operate existing facilities.

Pennsylvania Gaming Regulations

Our slot machine and table game operations at Mohegan Sun at Pocono Downs are subject to extensive regulation under the Pennsylvania Gaming Act. Under that law, as amended, the PGCB is responsible for, among other things:

•	issuing and renewing slot machine licenses and table game certificates;

•	approving, after a public hearing, the granting of additional slot machine licenses or table game certificates (to the extent allowed under the Pennsylvania Gaming Act);

•	licensing all officers, directors, principals and certain other employees and vendors of a company with gaming operations; and

•	approving certain contracts entered into by a company affecting gaming operations.

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

Relinquishment Agreement

In February 1998, we and Trading Cove Associates, or TCA, entered into a relinquishment agreement, or the relinquishment agreement. Effective January 1, 2000, or the relinquishment date, the relinquishment agreement superseded a then-existing management agreement with TCA. The relinquishment agreement provides, among other things, that we make certain payments to TCA out of, and determined as a percentage of, revenues, as defined under the relinquishment agreement, generated by Mohegan Sun over a 15-year period commencing on the relinquishment date. The payments, senior relinquishment payments and junior relinquishment payments, have separate schedules and priorities. Senior relinquishment payments commenced on April 25, 2000, 25 days following the end of the first three-month period after the relinquishment date, and continue at the end of each three-month period thereafter until January 25, 2015. Junior relinquishment payments commenced on July 25, 2000, 25 days following the end of the first six-month period after the relinquishment date, and continue at the end of each six-month period thereafter until January 25, 2015. Each senior and junior relinquishment payment is an amount equal to 2.5% of revenues generated by Mohegan Sun over the immediate preceding three-month or six-month payment period, as the case may be. Revenues are defined under the relinquishment agreement as gross gaming revenues, other than Class II gaming revenues, and all other revenues, as defined, including, without limitation, hotel revenues, room service revenues, food and beverage revenues, ticket revenues, fees or receipts from the convention/events center and all rental revenues or other receipts from lessees and concessionaires, but not the gross receipts of such lessees, licenses and concessionaires, derived directly or indirectly from the facilities, as defined. Revenues under the relinquishment agreement exclude revenues generated from certain expansion areas of Mohegan Sun, such as Casino of the Wind, as such areas do not constitute facilities as defined under the relinquishment agreement.

In the event of any bankruptcy, liquidation, reorganization or similar proceeding, the relinquishment agreement provides that senior and junior relinquishment payments then due and owing are subordinated in right of payment to our senior secured obligations, which include our bank credit facility, 2009 11 1/2% second lien senior secured notes and capital lease obligations, and that junior relinquishment payments then due and owing are further subordinated in right of payment to all of our other senior obligations, including our 2005 6 1/8% senior unsecured notes. The relinquishment agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payments, which are required monthly payments made by us to the Tribe under a priority distribution agreement, to the extent then due.

In connection with the relinquishment agreement, TCA granted us an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights, including the “Mohegan Sun” name, utilized by or developed for Mohegan Sun.

Priority Distribution Agreement

In August 2001, we and the Tribe entered into an agreement, or the priority distribution agreement, which stipulates that we must make monthly payments to the Tribe to the extent of our net cash flow, as defined under the priority distribution agreement. The priority distribution agreement, which has a perpetual term, limits the maximum aggregate priority distribution payments in each calendar year to $14.0 million, as adjusted annually in accordance with a formula specified in the priority distribution agreement to reflect the effects of inflation. Payments under the priority distribution agreement do not reduce our obligations to reimburse the Tribe for governmental and administrative services provided by the Tribe or to make payments under any other agreements with the Tribe. Monthly priority distribution payments under the priority distribution agreement are limited obligations payable only to the extent of our net cash flow, as defined under the priority distribution agreement, and are not secured by a lien or encumbrance on any of our assets or properties.

Town of Montville Agreement

In June 1994, the Tribe entered into an agreement with the Town of Montville, or the Town, under which the Tribe agreed to pay the Town $500,000 annually to minimize the impact of Tribe’s reservation being held in trust on the Town. The Tribe has assigned its rights and obligations under the agreement to us.

Land Lease Agreement

The land upon which Mohegan Sun is located is held in trust for the Tribe by the United States. We entered into a land lease agreement with the Tribe to lease the property and improvements and related facilities constructed or installed on the property. In March 2007, the agreement was amended to update the legal description of the property, and, in April 2007, the amended agreement was approved by the Secretary of the Interior. The following summarizes the key provisions of the land lease agreement:

Term

The term of the agreement is 25 years with an option, exercisable by us, to extend the term for one additional 25-year period. Upon termination of the agreement, we will be required to surrender to the Tribe possession of the property and improvements, excluding any equipment, furniture, trade fixtures or other personal property.

Rent and Other Operating Costs and Expenses

The agreement requires us to pay the Tribe a nominal annual rental fee. For any period that the Tribe or another agency or instrumentality of the Tribe is not the tenant, the rent will be 8% of such tenant’s gross revenues from the property. We are responsible for all costs and expenses of owning, operating, constructing, maintaining, repairing, replacing and insuring the property.

Use of Property

We may utilize the property and improvements solely for the construction and operation of Mohegan Sun, unless prior approval is obtained from the Tribe for any proposed alternative use. We may not construct or alter any building or improvement located on the property unless complete and final plans and specifications are approved by the Tribe. Following foreclosure of any mortgage on our interest under the agreement or any transfer of such interest to the holder of such mortgage in lieu of foreclosure, the property and improvements may be utilized for any lawful purpose, subject to applicable codes and governmental regulations provided; however, that a non-Indian holder of the property may under no circumstance conduct gaming operations on the property.

Permitted Mortgages and Rights of Permitted Mortgagees

We may not mortgage, pledge or otherwise encumber our leasehold estate in the property except to a holder of a permitted mortgage. Under the terms of the agreement, permitted mortgages include the leasehold mortgage securing our obligations under our bank credit facility and 2009 11 1/2% second lien senior secured notes, provided that, among other things: (1) the Tribe will have the right to notice of, and to cure, any default by us; (2) the Tribe will have the right to prior notice of an intention by the holder to foreclose on the permitted mortgage and the right to purchase the mortgage in lieu of any foreclosure; and (3) the permitted mortgage is subject and subordinated to any and all access and utility easements granted by the Tribe under the agreement.

Under the terms of the agreement, each holder of a permitted mortgage has the right to notice of any default by us under the agreement and the opportunity to cure such default within the applicable cure period.

Default Remedies

We will be in default under the agreement if, subject to the notice provisions, we fail to make lease payments or comply with covenants under the agreement or if we pledge, encumber or convey our interest in violation of the terms of the agreement. Following a default, the Tribe may, with approval from the Secretary of the Interior, terminate the agreement unless a permitted mortgage remains outstanding with respect to the property. In such case, the Tribe may not: (1) terminate the agreement or our right to possession of the property; (2) exercise any right of re-entry; (3) take possession of and/or relet the property or any portion thereof; or (4) enforce any other right or remedy, which may materially and adversely affect the rights of the holder of the permitted mortgage, unless the default triggering such rights was a monetary default of which such holder failed to cure after notice.

ACLS of New England, Inc. Agreement

We have a 10-year laundry service agreement with ACLS of New England, Inc., or ACLS, with an option to renew the agreement for one additional 10-year period after its expiration in October 2012. Under the terms of the laundry service agreement, we are required to pay an agreed upon rate for laundry services, adjusted annually for the consumer price index and unusual increases in energy costs. In addition, we have loaned ACLS $500,000 to develop the laundry service facility. The loan accrues interest based on the exercise of the renewal option or certain other circumstances. In the event that circumstances occur where interest accrues, interest will accrue at an annual rate of 5% commencing from the date of the advance.

We also entered into co-investment and escrow agreements with the MPT and ACLS. Under the terms of those agreements, we and the MPT may, under certain circumstances, become joint owners of the laundry facility and consequently be jointly and severally obligated to repay a term loan, which is secured by a mortgage on the laundry facility. The agreements are for 10-year terms.

Mohegan Sun at Pocono Downs Purchase Settlement

In August 2006, we entered into an amendment to the purchase agreement for Mohegan Sun at Pocono Downs with the seller, a subsidiary of Penn National Gaming, Inc. Pursuant to the amendment, in exchange for our agreement to modify certain provisions of the purchase agreement, including the elimination of our post-

closing termination rights, we agreed to receive an aggregate refund of $30.0 million of the original purchase price for the Pennsylvania entities, payable in five annual installments of $7.0 million, $7.0 million, $6.5 million, $6.0 million and $3.5 million in November 2007, 2008, 2009, 2010 and 2011, respectively. We received the $7.0 million installments due in November 2007 and 2008.

In March 2009, the parties entered into an agreement to accelerate the remaining $16.0 million outstanding refund payment due to us and discount the amount of such balance to approximately $13.1 million, which we received in March 2009.

Pennsylvania Property Tax Settlement

In June 2007, a final settlement was reached between the various parties involved in a dispute with Downs Racing relating to certain property tax assessments in Wilkes-Barre, Pennsylvania. Pursuant to this settlement, Downs Racing has agreed to make remaining annual payments for tax years through 2015 totaling $12.7 million.

Agreements with Other Indian Tribes

Cowlitz Project

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time. Under the terms of the development agreement, Salishan-Mohegan will assist in securing financing, as well as administer and oversee the planning, designing, development, construction and furnishing of the proposed casino. The development agreement provides for certain development fees of 3% of total project costs, as defined under the development agreement, which are to be distributed to Mohegan Ventures-NW, pursuant to the Salishan-Mohegan operating agreement. In 2006, Salishan-Mohegan purchased a 152-acre site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States pursuant to the development agreement. Under the terms of the management agreement, Salishan-Mohegan will manage, operate and maintain the proposed casino for a period of seven years following its opening. The management agreement provides for certain management fees of 24% of net revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Pursuant to the Salishan-Mohegan operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interest. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and acceptance of land into trust on behalf of the Cowlitz Tribe by the United States Department of the Interior. The development agreement provides for termination of Salishan-Mohegan’s exclusive development rights if the land is not taken into trust by a certain date. In July 2009, the development agreement was amended to extend the termination date from December 31, 2010 to December 31, 2015. The management agreement is subject to approval by the NIGC.

Menominee Project

In October 2004, we entered into a management agreement with the Menominee Tribe and the Menominee Kenosha Gaming Authority, or the MKGA. Under the terms of the management agreement, we will manage, operate and maintain the Menominee Project for a period of seven years commencing with the opening of the proposed casino, in consideration for certain management fees of 13.4% of net revenues, as defined under the management agreement, which approximates net income earned from the Menominee Project. The management agreement is subject to approval by the NIGC.

Certain Indebtedness

The following is a summary of the material terms of our debt obligations. This summary does not restate in entirety the terms of the agreements under which we incurred the indebtedness. We urge you to read these agreements because they, and not these summaries, define our rights and obligations, and, in some cases, those of the Tribe. Material agreements are included by reference to previous filings in the schedule of exhibits to this Annual Report on Form 10-K. Certain other matters relating to our debt obligations are further discussed under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 15. Exhibits, Financial Statement Schedules” to this Annual Report on Form 10-K.

Bank Credit Facility

In December 2008, we entered into a third amended and restated loan agreement, or the bank credit facility. The bank credit facility was amended in October 2009. As amended, the bank credit facility provides for a revolving loan and letter of credit borrowing capacity of up to $675.0 million from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The bank credit facility has no mandatory amortization provision and is payable in full on the maturity date, March 9, 2012. As of September 30, 2010, $527.0 million was drawn on the bank credit facility. As of September 30, 2010, amounts under letters of credit issued under the bank credit facility totaled $3.7 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenants under the bank credit facility, line of credit and note indentures, we had approximately $31.4 million of borrowing capacity under the bank credit facility as of September 30, 2010.

Under the bank credit facility, at our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, an applicable rate based on our total leverage ratio, as each term is defined under the bank credit facility. We also pay commitment fees for the unused portion of borrowing capacity under the bank credit facility on a quarterly basis equal to the product obtained by multiplying the applicable rate for commitment fees by the average daily unused borrowing capacity for that calendar quarter. The applicable rate for base rate loans is between 1.25% and 2.75%. The applicable rate for Eurodollar rate loans is between 2.50% and 4.00%. The applicable rate for commitment fees is between 0.20% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate, the Eurodollar rate for one-month contracts plus 1.25% or the federal funds rate plus 0.50%. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of September 30, 2010, we had $6.0 million in base rate loans and $521.0 million in Eurodollar rate loans outstanding. The base rate loans outstanding at September 30, 2010 were based on Bank of America’s prime rate of 3.25% plus an applicable rate of 2.5%. The Eurodollar rate loans outstanding at September 30, 2010 were based on a one-month Eurodollar rate of 0.26% plus an applicable rate of 3.75%. The applicable rate for commitment fees was 0.50% as of September 30, 2010.

The bank credit facility is collateralized by a first priority lien on substantially all of our assets, including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government, and improvements which comprise Mohegan Sun. We also will be required to pledge additional assets as collateral for the bank credit facility as we or our existing and future guarantor subsidiaries acquire them. Our obligations under the bank credit facility are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The bank credit facility includes non-financial covenants of the types customarily found in loan agreements for similar transactions. The bank credit facility also subjects us to a number of restrictive financial covenants. These financial covenants relate to, among other things, a minimum fixed charge coverage ratio, maximum total leverage and senior leverage ratios and maximum capital expenditures.

As of September 30, 2010, we and the Tribe were in compliance with all respective covenant requirements under the bank credit facility.

Senior Notes

2009 11 1/2% Second Lien Senior Secured Notes

In October 2009, we issued $200.0 million second lien senior secured notes with fixed interest payable at a rate of 11.50% per annum, or the 2009 second lien senior secured notes. The 2009 second lien senior secured notes were issued at a price of 96.234% of par, to yield an effective interest rate of 12.25% per annum. The net proceeds from this financing were used to repay our then-existing term loan under the bank credit facility in the aggregate principal amount of $147.0 million, to repay $41.0 million of revolving loans under the bank credit facility and to pay related transaction costs and expenses associated with the issuance. The 2009 second lien senior secured notes mature on November 1, 2017. The first call date for the 2009 second lien senior secured notes is November 1, 2013. Interest on the 2009 second lien senior secured notes is payable semi-annually on May 1st and November 1st. The 2009 second lien senior secured notes are collateralized by a second lien on substantially all of our and our existing and future guarantor subsidiaries’ properties and assets, and are effectively subordinated to all of our and our existing and future guarantor subsidiaries’ first lien secured debt, including borrowings under the bank credit facility, to the extent of the value of the collateral securing such debt. The 2009 second lien senior secured notes rank equally in right of payment with all of our and our existing and future guarantor subsidiaries’ senior indebtedness and with our senior relinquishment payment obligations under the relinquishment agreement that are then due and owing, but, to the extent of the value of the collateral securing such debt, rank effectively senior to all of our and our existing and future guarantor subsidiaries’ unsecured senior indebtedness, including our 2005 6 1/8% senior unsecured notes and our senior and junior relinquishment payment obligations under the relinquishment agreement that are then due and owing. The 2009 second lien senior secured notes rank senior to all of our and our existing and future guarantor subsidiaries’ subordinated indebtedness, including our 2001 8 3/8% senior subordinated notes, our 2002 8% senior subordinated notes, our 2004 7 1/8% senior subordinated notes and our 2005 6 7/8% senior subordinated notes.

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

2005 6 1/8% Senior Unsecured Notes

In February 2005, we issued $250.0 million senior unsecured notes with fixed interest payable at a rate of 6.125% per annum, or the 2005 senior unsecured notes. The 2005 senior unsecured notes mature on February 15, 2013. The first call date for the 2005 senior unsecured notes was February 15, 2009. Interest on the 2005 senior unsecured notes is payable semi-annually on February 15th and August 15th. The 2005 senior unsecured notes are uncollateralized general obligations, and are effectively subordinated to all of our and our existing and future guarantor subsidiaries’ senior secured indebtedness, including borrowings under the bank credit facility and the 2009 second lien senior secured notes, to the extent of the value of the collateral securing such debt. The 2005 senior unsecured notes rank equally in right of payment with the 2009 second lien senior secured notes and the senior relinquishment payment obligations under the relinquishment agreement that are then due and owing. The 2005 senior unsecured notes rank senior to the junior relinquishment payment obligations under the relinquishment agreement that are then due and owing and all of our and our existing and future guarantor subsidiaries’ subordinated indebtedness, including the 2001 8 3/8% senior subordinated notes, the 2002 8% senior subordinated notes, the 2004 7 1/8% senior subordinated notes and the 2005 6 7/8% senior subordinated notes.

The 2005 senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, WTG and MTGA Gaming.

Senior Subordinated Notes

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

In August 2004, we completed a cash tender offer and consent solicitation and repurchase of $133.7 million aggregate principal amount of the 2001 senior subordinated notes. As part of the tender offer, we solicited and received requisite consents, which substantially eliminated all of the restrictive covenants thereunder.

In March 2009, we repurchased and extinguished an additional principal amount of $14.3 million of the outstanding 2001 senior subordinated notes. An aggregate principal amount of approximately $2.0 million of the 2001 senior subordinated notes remains outstanding as of September 30, 2010.

We or our affiliates may, from time to time, seek to purchase or otherwise retire the outstanding 2001 senior subordinated notes or other indebtedness for cash in open market purchases, privately negotiated transactions or otherwise, to reduce the amount of our outstanding indebtedness. Any such transactions will depend on prevailing market conditions and our liquidity and covenant restrictions, among other factors.

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

Our senior subordinated notes are uncollateralized general obligations, and are subordinated to borrowings under the bank credit facility, the 2009 second lien senior secured notes, the 2005 senior unsecured notes and the senior relinquishment payment obligations under the relinquishment agreement that are then due and owing. The senior subordinated notes rank equally in right of payment with each other and the junior relinquishment payment obligations under the relinquishment agreement that are then due and owing. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, WTG and MTGA Gaming, except for the 2001 senior subordinated notes, which are fully and unconditionally guaranteed solely by MBC.

The senior and senior subordinated note indentures contain certain non-financial and financial covenants with which we and the Tribe must comply. The non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations, maintenance of licenses and insurances and our continued existence. The financial covenants include, among other things, certain limitations on our ability to make restricted payments, as defined in the indentures, and incur certain indebtedness. Under these covenants, we are generally able to make restricted payments, including distributions to the Tribe, and incur additional indebtedness that otherwise may be restricted, provided our minimum fixed charge coverage ratio is at least 2.0 to 1.0. At any time our minimum fixed charge coverage ratio falls below 2.0 to 1.0, our ability to make restricted payments or incur additional indebtedness will be limited and subject to other applicable exceptions under the indentures. As of September 30, 2010, our minimum fixed charge coverage ratio was below 2.0 to 1.0. Our debt obligations are discussed in further detail under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

As of September 30, 2010, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.

Line of Credit

As of September 30, 2010, we had an $18.0 million revolving loan agreement with Bank of America, N.A., or the line of credit. The line of credit matures on June 10, 2011. Under the line of credit, at our option, each advance accrues interest on the basis of a one-month Eurodollar rate or prime rate, plus in either case, an applicable rate based on our total leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. As of September 30, 2010, we had $7.4 million in Eurodollar rate loans outstanding, which were based on a one-month Eurodollar rate of 0.26% plus an applicable rate of 3.25%. The line of credit subjects us to certain covenants, including a covenant to maintain at least the line of credit commitment amount available for borrowing under the bank credit facility. As of September 30, 2010, we were in compliance with all covenant requirements under the line of credit and had $10.6 million of borrowing capacity thereunder.

WNBA Promissory Note

We and MBC are parties to a membership agreement with WNBA, LLC, or the membership agreement. The membership agreement sets forth the terms and conditions under which MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. We guaranteed the obligations of MBC under the membership agreement.

In consideration for this acquisition, MBC paid $2.0 million, with funds advanced from us, and issued an $8.0 million promissory note to the WNBA, or the WNBA note. The WNBA note accrues interest at an annual rate equal to a three-month Eurodollar rate plus 1.50%. Under the WNBA note, principal payments of $1.0 million are required to be paid to the WNBA on each anniversary date of the WNBA note. The WNBA note matures in January 2011. As of September 30, 2010, there was $1.0 million outstanding on the WNBA note.

Letters of Credit

As of September 30, 2010, we maintained seven uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, pari-mutuel wagering tax liabilities of the Pennsylvania entities, overdue amounts for purses due to horsemen at the Pennsylvania entities, potential contractor and subcontractor liabilities relating to Project Horizon, collateral obligations of a surety bond relating to Pennsylvania Slot Machine Tax expenses owed by Downs Racing to the PGCB and two in connection with road work at the Pennsylvania facilities. The letters of credit expired or will expire, as applicable, on various dates from November 2010 through September 2011, subject to renewals. As of September 30, 2010, no amount was drawn on the letters of credit.

Salishan-Mohegan Bank Credit Facility

On September 30, 2010, Salishan-Mohegan entered into an amendment to the terms of its $17.0 million revolving loan agreement with Bank of America, N.A., or the Salishan credit facility. The amendment reduced the total commitment of the Salishan credit facility from $17.0 million to $15.25 million and extended the maturity date from September 30, 2010 to January 5, 2011. Under the Salishan credit facility, at the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus a spread of 2.50% for base rate loans and an applicable rate, as defined under the Salishan credit facility, of 3.50% for Eurodollar rate loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. The applicable rate for commitment fees is 0.50%. The revolving loan has no mandatory amortization provision and is payable in full at maturity. The Salishan credit facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan credit facility also are guaranteed by the Tribe. The Salishan credit facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. As of September 30, 2010, Salishan-Mohegan was in compliance with all respective covenant requirements under the Salishan credit facility. We have commenced discussions with Bank of America, N.A. to extend the maturity date of the Salishan credit facility; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.

As of September 30, 2010, Salishan-Mohegan had $15.0 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at September 30, 2010 were based on a one-month Eurodollar rate of 0.26% plus an applicable rate of 3.50%. The applicable rate for commitment fees was 0.50% as of September 30, 2010. As of September 30, 2010, Salishan-Mohegan had $250,000 of borrowing capacity under the Salishan credit facility.

Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, or the Mohegan Tribe promissory note, which was used to repay revolving loans under the Salishan credit facility. On September 30, 2010, Salishan-Mohegan entered into an amendment to the terms the Mohegan Tribe promissory note to extend the maturity date from September 30, 2010 to January 5, 2011. The Mohegan Tribe promissory note accrues interest at an annual rate of 15.0%. Accrued interest is paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity. We have commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe promissory note; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.

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

We are not currently incurring, and did not incur in the fiscal years ended September 30, 2010, 2009 and 2008, any material costs related to compliance with environmental requirements with respect to the Mohegan Sun site’s former use by the United Nuclear Corporation. Notwithstanding the foregoing, no assurance can be given that any existing environmental studies reveal all environmental liabilities, or that future laws, ordinances or regulations will not impose any material environmental liability, or that a material environmental condition does not otherwise currently exist.

Prior to acquiring the Pocono Downs entities, we conducted an extensive environmental investigation of Mohegan Sun at Pocono Downs’ facilities. In the course of that investigation, we identified several environmental conditions at Mohegan Sun at Pocono Downs for which corrective actions were necessary to bring the property into compliance with applicable laws and regulations. Downs Racing implemented a comprehensive plan to mitigate and resolve these conditions. As of July 2008, Downs Racing has completed its remediation project and by all indications, remediation measures are functioning appropriately. In addition, in the summer of 2008, Mohegan Sun at Pocono Downs was contacted by the Pennsylvania Department of Environmental Protection, or PA DEP, regarding permitting and other procedures for the management of the manure produced by the large volume of horses at the facility. Mohegan Sun at Pocono Downs is currently completing the permitting process through the PA DEP and will evaluate additional measures that may be required or desired with respect to management of manure produced at its harness horseracing facility.

Employees and Labor Relations

As of September 30, 2010, the Connecticut entities employed approximately 7,150 full-time employees and 1,650 seasonal, part-time and on-call employees. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except with respect to key personnel, Mohegan Sun is obligated to give preference first to qualified members of the Tribe and then to enrolled members of other Indian tribes. See “Certain Relationships and Related Transactions.” None of Mohegan Sun’s employees are covered by collective bargaining agreements.

As of September 30, 2010, the Pocono Downs entities employed approximately 1,200 full-time employees and 550 part-time and on-call employees. Certain of our Mohegan Sun at Pocono Downs’ employees are represented under collective bargaining agreements between Downs Racing and either, the International Union of Operating Engineers Local Union 542C, or Local Union 542C, or Teamsters Local No. 401, or Local No. 401. The agreement with Local Union 542C expires on March 31, 2013 and relates to equipment and heavy equipment operators. The agreement with Local No. 401 expires on January 31, 2012 and relates to truck drivers and maintenance employees.

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

We currently have and will continue to have a significant amount of indebtedness. As of September 30, 2010, our debt totaled $1.64 billion. As of September 30, 2010, $527.0 million was drawn on the bank credit facility. Inclusive of letters of credit which reduce borrowing availability, and after taking into account restrictive financial covenants under the bank credit facility, line of credit and note indentures, we had approximately $31.4 million of borrowing capacity under the bank credit facility as of September 30, 2010.

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

•	restrict us from exploring business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•

limit, along with the financial and other restrictive covenants in our outstanding indebtedness, the ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general operating requirements on satisfactory terms or at all.

In addition, our bank credit facility and the indentures governing our existing senior and senior subordinated notes contain, and the agreements evidencing or governing other future indebtedness may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the required repayment of some or all of our indebtedness.

Our failure to generate sufficient cash flows and current and future economic and credit market conditions could adversely affect our ability to fulfill our debt service obligations or refinance our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to make payments on and to refinance our indebtedness will depend upon our ability to generate cash flows from operations in the future and current and future economic and credit market conditions. This, to a certain extent, is subject to financial, economic, political, competitive, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flows from operations, or if future borrowings are not available to us under our bank credit facility or from other sources, we may be unable to meet our debt service obligations with respect to our outstanding indebtedness.

We believe that we will need to refinance all or part of our indebtedness at or prior to each maturity thereof. We have a significant amount of indebtedness maturing in fiscal year 2012, including our $675 million bank credit facility and our $250 million 2002 8% senior subordinated notes, and a substantial portion of our remaining debt matures over the following three fiscal years. Our ability to timely refinance and replace our indebtedness depends on the willingness of banks and investors to lend to us, our credit rating and conditions in the capital markets in general. We may need to obtain waivers or consents from our lenders in order to execute our refinancing plans on satisfactory terms, and there can be no assurances of our ability refinance our debt, including our 2012 maturities, without obtaining such waivers or consents. We cannot assure you that we will be able to obtain additional debt for refinancing or to fund our growth, or that we will be able to refinance our existing indebtedness or that financing options available to us, if any, will be on favorable or acceptable terms. We may have to adopt one or more alternative strategies, such as reducing or delaying planned capital expenditures, disposing of some of our assets and/or seeking to restructure some or all of our debt. These financing strategies may not be effected on satisfactory terms, if at all.

There is also a risk that the banks that participate in our bank credit facility may not be able to perform when we request additional funds to be advanced to us under our bank credit facility. If funds are not available to be drawn under the terms of the bank credit facility, we may not be able to secure additional financing.

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

Our bank credit facility requires us to maintain a fixed charge coverage ratio and not to exceed certain ratios of senior leverage and total leverage, as defined under the bank credit facility. If these ratios are not maintained or are exceeded, as applicable, it may not be possible for us to borrow additional funds to meet our obligations.

In addition, our indentures place certain limitations on our ability to incur indebtedness. Under these indentures, we are generally able to incur indebtedness that otherwise may be restricted, provided we meet a minimum fixed charge coverage ratio, as defined. At September 30, 2010, we were below the minimum fixed charge coverage ratio. Accordingly, our ability to incur additional debt is limited and subject to other applicable exceptions contained in the indentures, and the options available to us to refinance our existing indebtedness are restricted. We may need to obtain waivers or consents from our lenders in order to obtain additional debt or refinance our existing debt on satisfactory terms; however, we cannot assure you that we will be able to obtain such waivers or consents. In such event, it may not be possible for us to borrow additional funds to meet our obligations or refinance our maturities.

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

The global economic recession negatively impacted consumer confidence and the amount of consumer spending at Mohegan Sun and Mohegan Sun at Pocono Downs. Continued adverse economic conditions such as a prolonged regional, national or global general economic downturn, including periods of increased inflation, unemployment levels, tax rates, interest rates, energy and gasoline prices or declining consumer confidence could also further reduce consumer spending. Reduced consumer spending has and may continue to result in an adverse impact on our business, financial condition and operating results. Furthermore, uncertainty and adverse changes in the economy could also increase the cost and reduce the availability of sources of financing, which could have a material adverse impact on our financial condition and operating results. If adverse economic conditions continue or worsen, our business, assets, financial condition and results of operations could continue to be affected adversely.

Our diversification efforts may not be successful.

We receive and evaluate various opportunities to diversify our business interests. These opportunities primarily include the development and/or management of, investment in, or ownership of other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. We are currently pursuing diversification efforts in Clark County, Washington and Palmer, Massachusetts and we are evaluating other opportunities in various jurisdictions. Each of these efforts may require various levels of regulatory or legislative approval, and a failure to achieve any such approval may result in the termination of the respective project. Additionally, there can be no assurance that we will continue to pursue any of these opportunities or that any of them will be consummated.

The loss of a key management member could have a material adverse effect on us, Mohegan Sun and the Pocono Downs entities.

Our success depends in large part on the continued service of key management personnel. The loss of the services of key personnel could have a material adverse effect on our business, operating results and financial condition. Our key management personnel are currently retained pursuant to employment agreements.

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

We and the guarantors are subject to control by the Tribe. Our Management Board is comprised of the same nine members of the Mohegan Tribal Council, the governing body of the Tribe with legislative and executive authority. As a sovereign government, the Tribe is governed by elected officials who have a responsibility for the welfare of all members of the Tribe. In making decisions relative to us and the guarantors, these officials may consider the interests of their electorate, instead of pure economic or other business factors.

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

The site on which Mohegan Sun is located was formerly occupied by United Nuclear Corporation, a naval products manufacturer of, among other things, nuclear reactor fuel components. Prior to the decommissioning of United Nuclear Corporation facilities on the site, extensive remediation of contaminated soils and additional investigations were completed to applicable standards. The site currently meets federal and state remediation requirements.

Prior to acquiring the Pocono Downs entities, we conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that investigation, we identified several environmental conditions at Mohegan Sun at Pocono Downs for which corrective actions were necessary to bring the property into compliance with applicable laws and regulations, including measures relating to a previously closed landfill at the site. Downs Racing implemented a comprehensive plan to mitigate and resolve these conditions. Downs Racing completed its property remediation project in July 2008. In addition, after being contacted in the summer of 2008 by the Pennsylvania Department of Environmental Protection, or DEP, regarding permitting and other procedures for the management of the manure produced by the large volume of horses at the facility, Downs Racing prepared and submitted a nutrient management plan to the Pennsylvania State Conservation Commission, which plan was approved on November 2008. Following this approval, Downs Racing submitted its application for a concentrated animal feeding operations permit, which permit was issued by the DEP in May 2009.

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

Risks Related to Mohegan Sun

We face intense competition in our primary market from Foxwoods.

The existing gaming industry in our primary market is highly competitive. Mohegan Sun primarily competes with Foxwoods, including MGM Grand at Foxwoods, owned and operated by the MPT. Foxwoods is located approximately 10 miles from Mohegan Sun and is reportedly one of the largest gaming facilities in the United States in terms of total gaming positions. Foxwoods has been in operation for more than 15 years. In addition, it has been reported that Foxwoods is seeking to restructure its debt obligations. A material reduction or delay in repayment of Foxwoods’ debt obligations through such a restructuring could give Foxwoods competitive advantages over Mohegan Sun.

In addition to Foxwoods, we also face competition from casinos and other gaming operations elsewhere in our market areas.

While Mohegan Sun and Foxwoods are the only two legally authorized gaming operations in New England offering traditional slot machines and table games, we also currently face competition from VLT facilities in the states of New York and Rhode Island, casinos in Atlantic City, New Jersey, and several casinos and gaming facilities located on Indian tribal lands in the State of New York, as well as newly authorized or expanded gaming facilities and gaming offerings in the Northeast and Mid-Atlantic regions. We also face existing and future competition in and from the Northeastern Pennsylvania gaming market, both in the immediate market for Mohegan Sun at Pocono Downs, and for Mohegan Sun, in marketing to and attracting patrons from the New York City metropolitan region. New or expanded gaming facilities in the states of Delaware, Maryland and West Virginia may also attract patrons from that region.

Racinos in Yonkers, Batavia, Hamburg, Nichols, Vernon, Monticello, Saratoga Springs and Farmington, New York, reportedly operate an aggregate of approximately 13,000 VLTs. Twin River Casino and Newport Grand in the State of Rhode Island reportedly offer approximately 6,100 VLTs. Twin River Casino recently was discharged from Chapter 11 bankruptcy protection with a significant relief of debt. Given Empire City at Yonkers Raceway and Twin River Casino geographic proximity to the cities of New York and Boston, respectively, they may have distinct advantages over Mohegan Sun in competition for day-trip and other patrons from the New York and Boston metropolitan regions.

Mohegan Sun also competes for patrons with casinos in Atlantic City, New Jersey. Many of these casinos may have greater resources, operating experience and name recognition than Mohegan Sun and may benefit from available mass transit options. In addition, several Atlantic City casinos have completed or are undergoing debt restructuring efforts, and various legislative and regulatory efforts are underway to protect and enhance the gaming and racing industries in the State of New Jersey.

New market entrants in our market areas or the expansion of on-line gaming could adversely affect our operations and our ability to meet our financial obligations.

Federal recognition of the Mashpee Wampanoag Tribe in Massachusetts in 2007 and the Shinnecock Indian Tribe of New York in October 2010 increases the likelihood that there will be new Indian tribal gaming in the region in the future. Other federally-recognized Indian tribes continue to pursue tribal commercial casinos in the Catskills region of the State of New York and elsewhere in the region. Other groups seeking federal recognition as Indian tribes with an interest in engaging in commercial casino gaming in the Northeastern United States may continue those efforts. Indian tribal groups from the State of Connecticut whose petitions have been rejected in recent years by the BIA may continue to pursue appeals or reconsiderations of those petitions.

In addition, a number of states, including Maine, Massachusetts, New Hampshire, Rhode Island and New York, have passed or, considered legalizing one or more forms of commercial casino gaming by non-Indian tribes. In the State of Connecticut, the state lottery sought legislative approval to operate keno games, currently operated only at Mohegan Sun and Foxwoods. Such efforts to expand the state lottery and other state-licensed gaming in the State of Connecticut may continue. In 2010, the State of Maryland opened its first VLT facility, while the Commonwealth of Pennsylvania and the State of Delaware have each expanded into table gaming. In the State of New York, an additional 4,525 VLTs are anticipated to be added by October 2011from a VLT facility at Aqueduct Raceway in Queens that is currently under construction. Gaming compact and other disputes between the State of New York and Indian tribes currently engaged in gaming in that state may increase the likelihood of new Indian tribal or commercial gaming in the Catskills region or the passage of a constitutional amendment to allow table gaming at state-licensed racinos in the state.

Furthermore, Congress and various states, including New Hampshire and New Jersey, have renewed efforts to pass legislation to license and tax internet poker and other on-line gaming. It also is possible that federal legislation may amend the UIGEA, which restricts financial institutions and credit card companies from processing on-line poker and other gaming transactions from United States’ cardholders and which became effective June 1, 2010.

Based on our analysis of the existing and potential gaming market in our market areas, we believe that competition from other commercial casino gaming operations will continue to increase in the future. In the Commonwealth of Massachusetts, where we are seeking to operate commercial casino gaming, if legalized, we are unable to predict if we will be successful in our efforts. We also are unable to predict whether any of the efforts discussed above by federally-recognized Indian tribes, Indian tribal groups attempting to gain federal recognition as Indian tribes or legalization or expansion of commercial casino gaming by non-Indian tribes will lead to the establishment of additional commercial casino gaming operations in the Northeastern United States. We also are unable to predict whether on-line gaming legislation will be adopted and the impact of such legislation on our business. If new gaming operations are established or those operating or under construction are expanded, we are uncertain of the impact such gaming operations will have on our operations and our ability to meet our financial obligations.

Because the gaming industry in the State of Connecticut has experienced seasonal fluctuations in the past, we also may experience seasonal variations in our revenues and operating results that could adversely affect our cash flows.

The gaming industry in the State of Connecticut has experienced seasonal fluctuations, with the heaviest gaming activity occurring between the months of May and August. Similarly, the heaviest gaming activity at Mohegan Sun has occurred between the months of May and August. As a result of these seasonal fluctuations, we likely will continue to experience seasonal variations in our quarterly revenues and operating results that could result in decreased cash flows during periods in which gaming activity is not at peak levels. These variations in quarterly revenues and operating results could adversely affect our overall financial condition.

Negative conditions affecting the lodging industry may have an adverse affect on our revenues and cash flows.

We depend on the revenues generated from the hotel at Mohegan Sun, together with the revenues generated from the other portions of Mohegan Sun, to meet our debt service obligations and fund our operations. Revenues generated from the operation of the hotel is subject primarily to conditions affecting our gaming operations, but also is subject to the lodging industry in general, and as a result, our cash flows and financial performance may be affected not only by the conditions in the gaming industry, but also by those in the lodging industry. Some of these conditions are as follows:

•	changes in the local, regional or national economic climate;

•	changes in local conditions such as an oversupply of hotel properties;

•	decreases in the level of demand for hotel rooms and related services;

•	the attractiveness of our hotel to patrons and competition from comparable hotels;

•	cyclical over-building in the hotel industry;

•	changes in travel patterns;

•	public health concerns affecting public accommodations or travel generally or regionally;

•	changes in room rates and increases in operating costs due to inflation and other factors; and

•	the periodic need to repair and renovate the hotel.

The recent global economic recession has had a negative impact on the lodging industry and on our financial results. The continuation of, or adverse changes in, these conditions could further adversely affect our hotel’s financial performance and results of operations.

Our obligations under the relinquishment agreement could affect adversely our financial condition and prevent us from fulfilling our debt service obligations.

Pursuant to the terms of the relinquishment agreement, we are required, among other things, to pay TCA 5% of certain revenues (as defined under the relinquishment agreement) generated by Mohegan Sun during the 15-year period which commenced on January 1, 2000. During the fiscal year ended September 30, 2010, we paid $56.6 million in relinquishment payments.

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

Construction costs and completion dates for renovation projects are based on budgets, design documents and schedule estimates prepared with the assistance of architects, contractors and consultants. Such projects are inherently subject to significant development and construction risks, which could cause unanticipated cost increases. These include the following:

•	escalation of construction costs above anticipated amounts;

•	shortage of material and skilled labor;

•	weather interference;

•	engineering problems;

•	environmental problems;

•	fire, flood and other natural disasters;

•	labor disputes; and

•	geological, construction, demolition, excavation and/or equipment problems.

Furthermore, although construction activities may be planned to minimize disruption, construction noise and debris and the temporary closing of some of the facility, such activities may disrupt our current operations. Unexpected construction delays could exacerbate or magnify these disruptions. We cannot assure you that any construction, renovation or expansion projects will not have a material adverse effect on our results of operations.

We may suspend or elect not to proceed with construction, renovation or expansion projects once they have been undertaken, resulting in charges that could adversely affect our financial condition.

In connection with any of our construction, renovation or expansion projects, we may suspend, elect not to proceed with or fail to complete such projects once they have been undertaken. In such case, we may be required to carry assets on our balance sheet for suspended projects or incur significant costs relating to design and construction work performed and materials purchased that may no longer be useful for terminated projects. In addition, our agreements or arrangements with third-parties relating to the suspension or termination of such projects could cause us to incur additional fees and costs. Our suspension of, election not to proceed with, or failure to complete any construction, renovation or expansion projects may result in adverse effects to our financial condition.

The risks associated with operating expanded facilities and managing growth could have a material adverse effect on Mohegan Sun’s future performance.

We may expand our facilities from time to time. We can provide no assurance that we will be successful in integrating the new amenities from such expansions into Mohegan Sun’s current operations or in managing the expanded resort. The failure to successfully integrate and manage new services and amenities could have a material adverse effect on our results of operations and our ability to meet our debt service obligations with respect to our outstanding indebtedness.

Risks Related to the Indian Gaming Industry

Gaming is a highly regulated industry, and changes in applicable laws could have a material adverse effect on the Tribe’s and our ability to conduct gaming, and thus on our ability to meet our debt service obligations.

Gaming on the Tribe’s reservation is regulated extensively by federal, state and tribal regulatory agencies, including the NIGC and agencies of the State of Connecticut, such as the Department of Revenue Services’ Division of Special Revenue, the State Police and the Department of Consumer Protection’s Division of Liquor Control. As is the case with any casino, changes in applicable laws and regulations could limit or materially affect the types of gaming that may be conducted, or services provided, by us and the revenues realized therefrom.

Currently, the operation of gaming on Indian tribal lands is subject to IGRA. In past years, legislation has been introduced in Congress with the intent of modifying a variety of perceived problems with IGRA. Some of the proposals that have been considered would be prospective in effect and contain clauses that would grandfather existing Indian tribal gaming operations such as Mohegan Sun. Legislation also has been proposed, however, which would have the effect of repealing many of the key provisions of IGRA and prohibiting the continued operation of particular classes of gaming on Indian tribal reservations in states where such gaming is not otherwise allowed on a commercial basis. While none of the substantive proposed amendments to IGRA have been enacted, we cannot predict the effects of future legislative acts. In the event that Congress passes prohibitory legislation that does not include any grandfathering exemption for existing Indian tribal gaming operations, and if such legislation is sustained in the courts against tribal challenge, our ability to meet our debt service obligations would be materially and adversely affected.

In addition, under federal law, gaming on Indian tribal land is dependent on the permissibility under state law of specific forms of gaming or similar activities, and gaming at Mohegan Sun is dependent on the perpetual tribal-state compact between the Mohegan Tribe and State of Connecticut. Adverse decisions or legal actions with respect to gaming or the Mohegan Compact may have an adverse effect on our ability to conduct our gaming operations.

A change in our current tax-exempt status, and that of our subsidiaries, could reduce our cash flows and have a material adverse effect on our ability to meet our debt service obligations.

Based on current interpretation of the Internal Revenue Code of 1986, as amended, we, the Tribe and certain of our subsidiaries are not subject to federal income taxes. However, we can provide no assurance that Congress will not reverse or modify the exemption for Indian tribes from federal income taxation. A change in the tax law could have a material adverse effect on our financial performance.

Risks Related to Mohegan Sun at Pocono Downs

The adoption of modifications to the Pennsylvania Gaming Act or other applicable laws in the Commonwealth of Pennsylvania and the implementation of the new table gaming legislation could negatively impact our operations and expected profitability.

Changes in applicable laws or regulations, tax rates or the enforcement of applicable laws and regulations in the Commonwealth of Pennsylvania could limit or materially affect the types of gaming we may conduct, the services we may provide at Mohegan Sun at Pocono Downs or the profitability of such operations. Our ability to continue to operate Mohegan Sun at Pocono Downs also could be adversely affected by such legal or regulatory changes.

The risks associated with our ability to successfully integrate table gaming, operate the expanded facility and manage its growth could have a material adverse effect on the future performance of Mohegan Sun at Pocono Downs.

In January 2010, the Pennsylvania Gaming Act was amended to allow slot machine operators in the Commonwealth of Pennsylvania to obtain a table game operation certificate and operate certain table games, including poker, subject to approval by the PGCB and payment of a one-time, non-refundable, table games authorization fee. Under the amended law, holders of table game operation certificates must pay a portion of revenues earned on table games to the PGCB on a weekly basis, or Pennsylvania table game tax. During the initial two years of operation, the Pennsylvania table game tax is 14%, plus 2% in local share assessments. Following the initial two years of operation, the Pennsylvania table game tax will be reduced to 12%, plus the 2% local share assessments. In July 2010, Mohegan Sun at Pocono Downs opened its table game and poker operations.

Table gaming remains new to the Commonwealth of Pennsylvania. We can provide no assurance that we will be successful in integrating table gaming into Mohegan Sun at Pocono Downs’ current operations or in managing table games expansion. The failure to successfully integrate and manage table gaming could have a material adverse effect on the profitability of Mohegan Sun at Pocono Downs.

If Mohegan Sun at Pocono Downs is not able to compete successfully with existing and potential competitors, we may not be able to generate sufficient cash flows to fulfill our debt service obligations relating to its acquisition and development activities.

Mohegan Sun at Pocono Downs faces competition from several facilities in the Commonwealth of Pennsylvania, as well as neighboring states. However, our most immediate competitors are Mount Airy and Sands Bethlehem, both of which are located in Northeastern Pennsylvania, approximately 40 miles and 70 miles from Mohegan Sun at Pocono Downs, respectively. In addition, Fernwood Hotel & Resort, approximately 45 miles from Mohegan Sun at Pocono Downs, is competing with three other applicants for a Category Three resort facility. Category Three resort facilities are limited to 600 slot machines and 50 table games under existing law. Furthermore, the state legislature has considered expanding the ability of bars, restaurants and other non-casino facilities throughout the state to offer expanded bingo, Keno or other games of chance on a limited basis. Legal and legislative responses to the PGCB’s December 2010 vote to revoke the license awarded to an affiliate of Foxwoods Development, LLC for a second stand-alone facility in Philadelphia also may impact the competitive environment for Mohegan Sun at Pocono Downs.

In addition to existing slot machine and table game operations in the Commonwealth of Pennsylvania, Mohegan Sun at Pocono Downs faces competition from the VLT facility at the Monticello Raceway in Monticello, New York, approximately 90 miles from Mohegan Sun at Pocono Downs. Additionally, Mohegan Sun at Pocono Downs faces competition from Tioga Downs Casino in Nichols, New York, approximately 100 miles from Mohegan Sun at Pocono Downs. Mohegan Sun at Pocono Downs also faces potential competition from any gaming operation that is ultimately developed in the Catskills region. While the states of Maryland and Ohio are not in its immediate market, expanded gaming in those states or in the states of New Jersey, Delaware and West Virginia may affect overall gaming in the Commonwealth of Pennsylvania, the OTW facilities and other gaming facilities with which Mohegan Sun at Pocono Downs competes for patrons.

We are uncertain of the impact these other facilities or the introduction of table gaming elsewhere will have on our operations and ability to meet our financial obligations.

Our operations of the Pennsylvania entities subject us to regulation and enforcement by various state agencies.

As owner and operator of the Pennsylvania entities, we are subject to extensive state regulation by the PGCB, the Harness Racing Commission and other state regulatory agencies, such as the Liquor Control Board. Applicable rules and regulations may require that we obtain and periodically renew a variety of registrations, permits and approvals to conduct our operations. Regulatory agencies may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, deny or revoke our license to conduct our operations as intended. We can provide no assurance that we will be able to continually renew all registrations, permits, approvals or licenses necessary to conduct our operations in the Commonwealth of Pennsylvania as intended. Any of these events, or any changes in applicable laws or regulations or the enforcement thereof, could have a material adverse effect on our business, financial condition and results of operations.

Changes in or the issuance of additional regulations by the PGCB may adversely affect our operations at Mohegan Sun at Pocono Downs.

Under the Pennsylvania Gaming Act, the PGCB has extensive authority to regulate gaming activities. Casino gaming is still a new industry in the Commonwealth of Pennsylvania and many of the rules and regulations governing gaming are still evolving, particularly with respect to table gaming, which was authorized by legislation in January 2010. New or changing regulations could adversely affect our gaming operations at Mohegan Sun at Pocono Downs.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Mohegan Sun is located on a 185-acre site on the Tribe’s reservation in Southeastern Connecticut, adjacent to Uncasville, Connecticut. The land upon which Mohegan Sun is located is held in trust for the Tribe by the United States. Mohegan Sun has its own exit from Connecticut Route 2A, providing patrons with direct access to Interstates 395 and 95, the main highways connecting New York City, New York, Boston, Massachusetts, and Providence, Rhode Island. Mohegan Sun is approximately 125 miles from New York City, 100 miles from Boston and 50 miles from Providence.

The land upon which Mohegan Sun is located is leased from the Tribe. The term of the lease is 25 years with an option, exercisable by us, to extend the term for one additional 25-year period provided that we are not in default under the lease. Upon termination of the lease, we will be required to surrender to the Tribe possession of the property and improvements, excluding any equipment, furniture, trade fixtures or other personal property. The lease requires us to pay the Tribe a nominal annual rental fee and assume all costs and expenses of owning, operating, constructing, maintaining, repairing, replacing and insuring the property.

We also have entered into various lease agreements with the Tribe for properties that are utilized for parking and access to Mohegan Sun.

The Mohegan Sun Country Club at Pautipaug is located in Sprague and Franklin, Connecticut, approximately 15 miles from Mohegan Sun.

Mohegan Sun at Pocono Downs is located on a 400-acre site in Plains Township, Pennsylvania. We also own OTW facilities located in Carbondale and Lehigh Valley (Allentown), Pennsylvania, and lease OTW facilities located in East Stroudsburg and Hazleton, Pennsylvania.

Salishan-Mohegan owns land located in Clark County, Washington for the purposes of developing a proposed casino to be owned by the Cowlitz Tribe. The land shall be transferred to the Cowlitz Tribe or the United States upon: (1) receipt of necessary financing for the development of the proposed casino; and (2) the underlying property being accepted to be taken into trust by the United States Department of the Interior.

Item 3. Legal Proceedings.

We are a defendant in various litigation matters resulting from our normal course of business. We believe that, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on our financial position, results of operations or cash flows.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have not issued or sold any equity securities.

Item 6. Selected Financial Data.

	As of or for the Fiscal Years Ended September 30,
	2010	2009	2008	2007	2006
Operating Results:
Gross revenues	$1,539,626	$1,572,714	$1,707,738	$1,751,912	$1,547,971
Promotional allowances	(117,664)	(117,597)	(135,555)	(131,846)	(124,917)

Net revenues	$1,421,962	$1,455,117	$1,572,183	$1,620,066	$1,423,054

Income from operations (1)	$139,257 (2)	$242,746	$263,366	$292,568	$249,232
Total other expense, net (3)	(131,803)	(125,394)	(116,835)	(120,670)	(94,882	)(4)

Net income	7,454	117,352	146,531	171,898	154,350
Loss attributable to non-controlling interests	2,258	1,992	2,729	648	420
Total income from discontinued operations	-	-	-	21	147

Net income attributable to Mohegan Tribal Gaming Authority	$9,712	$119,344	$149,260	$172,567	$154,917

Other Data:
Interest expense, net of capitalized interest	$116,784	$109,689	$93,793	$94,363	$90,928
Capital expenditures incurred	$43,544	$93,532	$383,688	$162,195	$101,920
Net cash flows provided by operating activities	$170,506	$170,197	$170,672	$284,598	$254,225

Balance Sheet Data:
Total assets	$2,200,623	$2,295,083	$2,362,905	$2,079,977	$1,914,357
Long-term debt and capital leases, net of current portions	$1,601,471	$1,609,215	$1,528,991	$1,276,109	$1,225,804

(1)	Total operating costs and expenses, included in income from operations, include non-cash relinquishment liability reassessment credits of $26.5 million, $45.7 million and $68.9 million for fiscal 2010, 2009 and 2008, respectively, and non-cash relinquishment liability reassessment charges of $3.0 million and $39.4 million for fiscal 2007 and 2006, respectively. A discussion of our accounting for the relinquishment liability may be found in Notes 3 and 12 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K.
(2)	Includes a $58.1 million impairment charge related to the suspended elements of Project Horizon, Mohegan Sun’s second major expansion. A discussion of this impairment charge may be found in Note 5 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K.
(3)	Total other expense, net, includes accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money of $15.4 million, $20.4 million, $27.1 million, $29.8 million and $30.7 million for fiscal 2010, 2009, 2008, 2007 and 2006, respectively. A discussion of our accounting for the relinquishment liability may be found in Notes 3 and 12 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K.
(4)	Includes a non-cash gain of $24.5 million in connection with an amendment to the purchase agreement for Mohegan Sun at Pocono Downs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes beginning on page F-1 of this Annual Report on Form 10-K, Item I. Business and Item 6. Selected Financial Data.

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally-recognized Indian tribe with an approximately 507-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut entered into such a compact, the Mohegan Compact, which was approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., or Downs Racing, we also own and operate Mohegan Sun at Pocono Downs, a gaming and entertainment facility located in Plains Township, Pennsylvania, and several off-track wagering facilities, or OTW facilities, located elsewhere in Pennsylvania, collectively the Pennsylvania entities. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

Mohegan Sun

In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 185-acre site on the Tribe’s reservation overlooking the Thames River with direct access from Interstate 395 and Connecticut Route 2A. Mohegan Sun is approximately 125 miles from New York City, New York, and approximately 100 miles from Boston, Massachusetts. In 2002, we completed a major expansion of Mohegan Sun known as Project Sunburst, which included increased gaming, restaurant and retail space, an entertainment arena, an approximately 1,200-room luxury Sky Hotel Tower and approximately 100,000 square feet of convention space. In 2007, we opened Sunrise Square, and, in 2008, we opened Casino of the Wind.

Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:

Casino of the Earth

As of September 30, 2010, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 3,500 slot machines and 190 table games, including blackjack, roulette, craps and baccarat;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area, including 50 table games;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

•

food and beverage amenities, including: Birches Bar & Grill, an approximately 200-seat full-service restaurant, a 630-seat buffet, a Hong Kong-style food outlet offering authentic Southeast Asian cuisine, an 87-seat Bobby Flay’s Bobby’s Burger Palace and multiple service bars, all operated by us, as well as Frank Pepe Pizzeria Napoletana and Fidelia’s Market, a 123-seat multi-station food court, operated by third-parties, for a total seating of approximately 1,500;

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars; and

•	the Wolf Den, an approximately 10,000-square-foot, 400-seat lounge featuring live entertainment seven days a week.

Casino of the Sky

As of September 30, 2010, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,200 slot machines and 110 table games, including blackjack, roulette and craps;

•

food and beverage amenities, including: two full-service restaurants (Todd English’s Tuscany and Bobby Flay’s Bar Americain), a 24-hour coffee shop, a 330-seat buffet and five lounges and bars, all operated by us, as well as five full-service restaurants, three quick-service restaurants and a multi-station food court operated by third-parties, for a total seating of approximately 2,900;

•	The Shops at Mohegan Sun containing 32 retail shops, seven of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Mohegan After Dark, consisting of Ultra 88, a nightclub, Lucky’s Lounge and Dubliner, an Irish pub, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.

Casino of the Wind

As of September 30, 2010, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 725 slot machines, 30 table games, including blackjack, roulette and craps, and a 42-table themed poker room;

•

food and beverage amenities, including: a two-level, 16,000-square-foot Jimmy Buffett’s Margaritaville Restaurant, operated by a third-party, and Chief’s Deli, a casual dining restaurant, and a bar, both operated by us, for a total seating of approximately 500; and

•	a retail shop operated by a third-party.

Mohegan Sun offers parking for approximately 13,000 patrons and 3,900 employees. In addition, we operate a gasoline and convenience center, an approximately 3,600-square-foot, 20-pump facility located adjacent to Mohegan Sun.

Mohegan Basketball Club

We formed Mohegan Basketball Club, LLC, or MBC, to own and operate a professional basketball team in the Women’s National Basketball Association, or the WNBA. In January 2003, MBC entered into a membership agreement with the WNBA permitting it to operate the Connecticut Sun basketball team. The team plays its home games in the Mohegan Sun Arena.

Mohegan Golf

We formed Mohegan Golf, LLC, or Mohegan Golf, to purchase and operate a golf course in Southeastern Connecticut. In May 2007, Mohegan Golf acquired substantially all of the assets of Pautipaug Country Club Inc., which included a golf course located in Sprague and Franklin, Connecticut. The golf course was renamed

Mohegan Sun Country Club at Pautipaug and reopened under the ownership of Mohegan Golf in June 2007. In August 2010, the golf course and related facilities were temporarily closed for renovations and are scheduled to re-open in the spring of 2012.

Mohegan Sun at Pocono Downs

Through Downs Racing, we own and operate a gaming and entertainment facility known as Mohegan Sun at Pocono Downs located on a 400-acre site in Plains Township, Pennsylvania, and OTW facilities located in Carbondale, East Stroudsburg, Hazleton and Lehigh Valley, Pennsylvania. In November 2006, Mohegan Sun at Pocono Downs became the first location to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of its gaming and entertainment facility opened. In July 2008, we completed a major expansion of Mohegan Sun at Pocono Downs known as Project Sunrise, which included increased gaming, restaurant and retail space. In July 2010, Mohegan Sun at Pocono Downs opened its table game and poker operations, including additional non-smoking sections and a high-limit gaming area.

As of September 30, 2010, Mohegan Sun at Pocono Downs operates in an approximately 400,000-square-foot facility, which includes the following:

•	approximately 82,000 square feet of gaming space;

•	approximately 2,500 slot machines, 66 table games, including blackjack, roulette and craps, and an 18-table poker room;

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

Diversification Projects

The Tribe has determined that it is in its best interest to pursue diversification of its business interests, both directly and through us. As a result, from time to time, we and the Tribe pursue various business opportunities. These opportunities primarily include the proposed development and/or management of, investment in, or proposed ownership of additional gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. In addition to the pursuits described below, we and the Tribe are currently exploring other opportunities; however we can provide no assurance that we or the Tribe will continue to pursue any of these opportunities or that any of them will be consummated.

Cowlitz Project

In July 2004, we formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW. Mohegan Ventures-NW is one of three current members in Salishan-Mohegan, which was formed to participate in the Cowlitz Project, a proposed casino to be owned by the Cowlitz Indian Tribe, or the Cowlitz Tribe, and to be located in Clark County, Washington. Mohegan Ventures-NW, Salishan Company, LLC, an unrelated entity, and the Mohegan Tribe hold member interests in Salishan-Mohegan of 49.15%, 43% and 7.85%, respectively.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time. Under the terms of the development agreement, Salishan-Mohegan will assist in securing financing, as well as administer and oversee the planning, designing, development, construction and furnishing of the proposed casino. The development agreement provides for certain development fees of 3% of total Project Costs, as defined under the development agreement, which are to be distributed to Mohegan Ventures-NW, pursuant to the Salishan-Mohegan operating agreement. In 2006, Salishan-Mohegan purchased a 152-acre site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States pursuant to the development agreement. Under the terms of the management agreement, Salishan-Mohegan will manage, operate and maintain the proposed casino for a period of seven years following its opening. The management agreement provides for certain management fees of 24% of Net Revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Pursuant to the Salishan-Mohegan operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interest.

Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and acceptance of land into trust on behalf of the Cowlitz Tribe by the United States Department of the Interior. The development agreement provides for termination of Salishan-Mohegan’s exclusive development rights if the land is not taken into trust by a certain date. In July 2009, the development agreement was amended to extend the termination date from December 31, 2010 to December 31, 2015. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.

On December 23, 2010, the Assistant Secretary—Indian Affairs of the Department of the Interior announced the approval of the acquisition of the 152-acre Cowlitz Project site into trust for the benefit of the Cowlitz Tribe pursuant to the Indian Reorganization Act. The Assistant Secretary also announced that the acquired lands will serve as the initial reservation of the Cowlitz Tribe and that the tribe may conduct gaming on such lands under IGRA. Transfer of the property to the United States remains subject to final action by the Department of the Interior and potential legal challenges. Class III gaming on the property remains subject to the negotiation and federal approval of a compact between the Cowlitz Tribe and the State of Washington, which is a party to gaming compacts with twenty eight other federally-recognized Indian tribes in that state. We can provide no assurance that these conditions will be satisfied or that the necessary financing for the development of the proposed casino will be obtained.

Menominee Project

In October 2004, we entered into a management agreement with the Menominee Indian Tribe, or the Menominee Tribe, and the Menominee Kenosha Gaming Authority, or the MKGA. Under the terms of the management agreement, we will manage, operate and maintain the Menominee Project, a proposed casino to be owned by the Menominee Tribe and to be located in Kenosha, Wisconsin, for a period of seven years commencing with its opening, in consideration for certain management fees of 13.4% of Net Revenues, as defined under the management agreement, which approximates net income earned from the Menominee Project. The management agreement is subject to approval by the NIGC.

In March 2007, we formed Mohegan Ventures Wisconsin, LLC, or MVW, to own a membership interest in Wisconsin Tribal Gaming, LLC, or WTG. WTG was formed to participate in the Menominee Project. At inception, MVW held an 85.4% membership interest in WTG and Mohegan Ventures, LLC, or MV, a wholly-owned subsidiary of the Tribe, held the remaining 14.6% membership interest. In March 2007, WTG purchased the development rights for the Menominee Project under a development agreement with the Menominee Tribe and the MKGA, which was executed in October 2003, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC, or KGD. The development agreement provided for certain development fees over a period of seven years following the opening of the proposed casino. WTG paid $6.4 million in cash for the development rights and other items acquired and assumed from KGD. In fiscal 2008, due to the uncertainty in the development of the Menominee Project, we wrote-off the related development rights intangible asset and fully reserved certain receivables related to reimbursable costs and expenses advanced by WTG on behalf of the Menominee Tribe for the Menominee Project.

In January 2009, the BIA informed the Menominee Tribe of the decision by the United States Secretary of the Interior to decline to take the Menominee Project site in Kenosha into trust for the Menominee Tribe. The rejection of the Menominee Tribe’s trust land application was based on a policy for reviewing trust land acquisitions for off-reservation gaming projects adopted by the BIA in January 2008 in a guidance memorandum and contradicted an earlier recommendation from the BIA’s Regional Director. In May 2009, the Menominee Tribe filed a lawsuit against the federal government in the United States District Court challenging the rejection and this lawsuit currently remains pending.

In September 2010, MV surrendered its membership interest in WTG, subject to rights to future reimbursement of its contributions to WTG. Also in September 2010, WTG entered into a release and reimbursement agreement with the Menominee Tribe and MKGA, pursuant to which WTG: (1) relinquished its development rights and was relieved of its development obligations for the Menominee Project; (2) retained its rights to reimbursement of a portion of the WTG receivables, subject to certain conditions; and (3) assigned the option to purchase the proposed Menominee Project site in Kenosha to MKGA. We retained our interest in the management agreement.

Other Projects

In March 2008, we formed Mohegan Gaming & Hospitality, LLC, or MG&H, with the Tribe to evaluate and pursue business opportunities. Our wholly-owned subsidiary, MTGA Gaming, LLC, or MTGA Gaming, and the Tribe hold 49% and 51% membership interests in MG&H, respectively. MG&H subsequently formed a wholly-owned subsidiary, Mohegan Resorts, LLC, or Mohegan Resorts. Certain of our and the Tribe’s diversification efforts are conducted, either directly or indirectly, through MG&H and Mohegan Resorts. Mohegan Resorts holds a 100% membership interest in Mohegan Resorts Mass, LLC, or Mohegan Resorts Mass, which was formed to pursue potential gaming opportunities in the Commonwealth of Massachusetts. Mohegan Resorts Mass has entered into a ground lease for a 152-acre site located in Palmer, Massachusetts, which would serve as a potential site for future gaming development, if legalized in the Commonwealth of Massachusetts.

Explanation of Key Financial Statement Captions

Gross Revenues

Our gross revenues are derived primarily from the following four sources:

•

gaming revenues, which include revenues from slot machines, table games, poker, keno, live harness racing and Racebook operations, including pari-mutuel wagering revenues from our Racebook operations at Mohegan Sun and the OTW facilities in Pennsylvania;

•	food and beverage revenues;

•	hotel revenues; and

•	retail, entertainment and other revenues, which primarily include revenues from our retail shops, the Mohegan Sun Arena, MBC and Mohegan Golf.

The largest component of revenues is gaming revenues, which are recognized as amounts wagered less prizes paid out, and is comprised primarily of revenues from slot machines and table games. Revenues from slot machines are the largest component of gaming revenues. Gross slot revenues, also referred to as gross slot win, represent all amounts wagered by patrons on slot machines reduced by: (1) free promotional slot plays redeemed; (2) winnings paid out; and (3) slot tickets issued. Pursuant to the Mohegan Compact and requirements of our Category One slot machine license, we report gross slot revenues and other statistical information related to slot machine operations to the State of Connecticut and the Commonwealth of Pennsylvania. On a monthly basis, we also post such information on our website at www.mtga.com.

Other commonly used slot machine related terms include base jackpots, progressive slot machines, progressive jackpots, net slot revenues, slot handle, gross slot hold percentage, net slot hold percentage, rated players and slot win efficiency. Base jackpots represent the fixed minimum amount of payouts for a specific combination. We record base jackpots to revenues when established. Progressive slot machines retain a portion of each amount wagered and aggregate the retained amounts with similar amounts from other slot machines in order to create one-time payouts that are substantially larger than those paid in the ordinary course of play. We refer to such aggregated amounts as progressive jackpots. Wide-area progressive jackpot amounts are paid by third-party vendors and remitted as a weekly payment to each vendor based on a percentage of slot handle for each wide-area progressive slot machine. We accrue in-house progressive jackpot amounts until paid, and such accrued amounts are deducted from gross slot revenues, along with wide-area progressive jackpot amounts to arrive at net slot revenues, also referred to as net slot win. Net slot revenues are included in gaming revenues in the accompanying consolidated statements of income. Slot handle is the total amount wagered by patrons on slot machines, including free promotional slot plays. Gross slot hold percentage is gross slot revenues as a percentage of slot handle. Net slot hold percentage is net slot revenues as a percentage of slot handle. Rated players are patrons whose gaming activities are tracked under our Player’s Club program. Slot win efficiency is a measure of our percentage of gross slot revenues in a market area compared to the percentage of the slot machines we operate in that market area.

Commonly used table games related terms include table games revenues, table games drop and table games hold percentage. Table games revenues represent the closing table games inventory plus table games drop and credit slips for cash, chips or tokens returned to the casino cage, less opening table games inventory, discounts provided on patron losses, free bet coupons and chip fills to the tables. Table games drop is the total amount of cash, free bet coupons, cash advance drafts, customer deposit withdrawals, safekeeping withdrawals and credits issued at the table contained in the locked container at each gaming table. Table games hold percentage is table games revenues as a percentage of table games drop.

Revenues from food and beverage, hotel, retail, entertainment and other services are recognized at the time the service is performed. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. Percentage rental revenues are recognized in the periods in which the tenants exceed their respective percentage rent thresholds.

Promotional Allowances

We operate a program for patrons at Mohegan Sun and Mohegan Sun at Pocono Downs, without membership fees, called the Player’s Club. This program provides complimentary food and beverage, hotel, retail, entertainment and other services to patrons, as applicable, based on points that are awarded for patrons’ gaming activities. Points may be used to purchase, among other things, items at retail stores and restaurants located within Mohegan Sun and Mohegan Sun at Pocono Downs, including The Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center. Points also may be used to purchase hotel services and tickets to entertainment events held at facilities located at Mohegan Sun and Mohegan Sun at Pocono Downs. The retail value of these complimentary items is included in gross revenues when redeemed at facilities operated by us and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of complimentary items redeemed at third-party outlets is charged to gaming expenses.

We also have ongoing promotional programs which offer coupons to patrons for the purchase of food and beverage, hotel and retail amenities offered within Mohegan Sun and Mohegan Sun at Pocono Downs, as applicable. The retail value of items or services purchased with coupons at facilities operated by us is included in gross revenues and the respective coupon value is deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of coupons redeemed at third-party outlets is charged to gaming expenses.

Gaming Expenses

Gaming expenses primarily include portions of gaming revenues that must be paid to the State of Connecticut and the Pennsylvania Gaming Control Board, or the PGCB. Gaming expenses also include, among other things, payroll costs, expenses associated with the operation of slot machines, table games, poker, keno, live harness racing and Racebook, certain marketing expenses and promotional expenses related to Player’s Club points and coupons redeemed at the hotel, restaurants and retail outlets, as well as third-party tenant outlets.

Income from Operations

We calculate income from operations as net revenues less total operating costs and expenses. Income from operations represents only those amounts that relate to our consolidated operations and excludes accretion of discount to the relinquishment liability, interest income and expense, gain (loss) on early extinguishment of debt, write-off of debt issuance costs, non-controlling interests and other non-operating income and expense.

Reassessment of Relinquishment Liability and Accretion of Discount to the Relinquishment Liability

In February 1998, we entered into a relinquishment agreement with Trading Cove Associates, or TCA. The relinquishment agreement provides, among other things, that we will make certain payments to TCA out of, and determined as a percentage of, revenues, as defined under the relinquishment agreement, generated by Mohegan Sun over a 15-year period. We have recorded a relinquishment liability based on the estimated present value of our obligations under the relinquishment agreement. We reassess projected revenues and consequently the relinquishment liability: (1) annually in conjunction with our budgeting process, or (2) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. In addition, we record a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimation and judgment (including those related to estimates of future revenue projections and impact and timing of future competition) in the calculation of this liability, future events that affect such estimates and judgments may cause the actual liability to materially differ from the current estimate.

Results of Operations

Summary Operating Results

As of September 30, 2010, we own and operate Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club, or collectively, the Connecticut entities, and the Pennsylvania entities. All of our revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut entities and the Pennsylvania entities on a separate basis. We, therefore, believe that we have two separate reportable segments due to the differing nature of their operations: (1) Mohegan Sun, which includes the operations of the Connecticut entities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania entities.

The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
	2010	2009	2008	Dollar Variance		Percentage Variance
				10 vs. 09	09 vs. 08	10 vs. 09		09 vs. 08
Net revenues:
Mohegan Sun	$1,157,419	$1,203,765	$1,362,945	$(46,346)	$(159,180)	(3.9%	)	(11.7%	)
Mohegan Sun at Pocono Downs	264,543	251,352	209,238	13,191	42,114	5.2%		20.1%

Total	$1,421,962	$1,455,117	$1,572,183	$(33,155)	$(117,066)	(2.3%	)	(7.4%	)

Income (loss) from operations:
Mohegan Sun	$142,143	$247,678	$280,232	$(105,535)	$(32,554)	(42.6%	)	(11.6%	)
Mohegan Sun at Pocono Downs	15,652	12,378	12,093	3,274	285	26.5%		2.4%
Corporate	(18,538)	(17,310)	(28,959)	(1,228)	11,649	7.1%		(40.2%	)

Total	$139,257	$242,746	$263,366	$(103,489)	$(20,620)	(42.6%	)	(7.8%	)

Net income attributable to Mohegan Tribal Gaming Authority	$9,712	$119,344	$149,260	$(109,632)	$(29,916)	(91.9%	)	(20.0%	)

Operating margin:
Mohegan Sun	12.3%	20.6%	20.6%	(8.3% )	-	(40.3%	)	-
Mohegan Sun at Pocono Downs	5.9%	4.9%	5.8%	1.0%	(0.9% )	20.4%		(15.5%	)
Total	9.8%	16.7%	16.8%	(6.9% )	(0.1% )	(41.3%	)	(0.6%	)

The most significant factors and trends that we believe impacted our financial performance were as follows:

•	an extremely competitive promotional environment, including increased use of free promotional slot plays;

•	the continued weakness in consumer spending;

•	increased competition in the Northeastern Pennsylvania gaming market following the May 2009 opening of Sands Casino Resort Bethlehem;

•	company-wide cost containment efforts implemented in February 2009;

•	the July 2010 opening of table game and poker operations at Mohegan Sun at Pocono Downs; and

•	increased promotional room rates offered to gaming patrons, designed to maintain hotel occupancy levels to augment gaming and non-gaming revenues at Mohegan Sun.

Other factors that affected our financial performance were as follows:

•	a $58.1 million impairment charge in fiscal 2010 related to the suspended elements of Project Horizon;

•	$9.9 million in severance charges in fiscal 2010 related to a workforce reduction;

•	an $8.5 million gain in fiscal 2009 associated with the early extinguishment of $14.3 million of our outstanding 2001 8 3/8% senior subordinated notes due July 1, 2011;

•

an $8.1 million reduction in free promotional play contribution payments in fiscal 2009 as compared to fiscal 2008 resulting from an agreement reached with the State of Connecticut regarding the treatment of contribution payments on our free promotional slot play program at Mohegan Sun;

•	$5.2 million in tribal services credits and utility rebates from the Tribe in fiscal 2009;

•	$9.5 million in charges in fiscal 2008 for additional reserves against the net assets of WTG in connection with the Menominee Project; and

•	non-cash relinquishment liability reassessment credits of $26.5 million, $45.7 million, $68.9 million in fiscal 2010, 2009 and 2008, respectively.

Net revenues for the fiscal year ended September 30, 2010 compared to the prior fiscal year decreased primarily as a result of declines in gaming and non-gaming revenues at Mohegan Sun. These results were partially offset by the addition of table game and poker revenues and higher slot revenues at Mohegan Sun at Pocono Downs.

Net revenues for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily due to lower gaming and non-gaming revenues at Mohegan Sun, partially offset by increased slot and non-gaming revenues at Mohegan Sun at Pocono Downs. Net revenues for the fiscal year ended September 30, 2009 also reflect the addition of poker revenues at Mohegan Sun.

Income from operations for the fiscal year ended September 30, 2010 compared to the prior fiscal year decreased primarily as a result of the impairment charge related to the suspended elements of Project Horizon and the decline in net revenues at Mohegan Sun. The decline in income from operations also was attributable the decrease in the non-cash relinquishment liability reassessment credit, which was $26.5 million for the fiscal year ended September 30, 2010 compared to $45.7 million for the prior fiscal year. The non-cash relinquishment liability reassessment credits had the effect of reducing operating expenses. Additionally, the decline in income from operations reflects the severance charges related to the workforce reduction and higher expenses related to governmental and administrative services and utilities provided by the Tribe due to the receipt of tribal services credits and higher utility rebates in fiscal 2009.

Income from operations for the fiscal year ended September 30, 2009 compared to the prior fiscal year declined primarily due to the reduction in net revenues at Mohegan Sun and the decrease in the non-cash relinquishment liability reassessment credit, which was $45.7 million for the fiscal year ended September 30, 2009 compared to $68.9 million for the prior fiscal year. These results were partially offset by the reduction in free promotional slot play contribution at Mohegan Sun and the impact of our company-wide cost containment efforts. Income from operations for the fiscal year ended September 30, 2009 also reflects reduced Corporate-related expenses primarily resulting from the non-recurring charges recorded in fiscal 2008 in connection with the Menominee Project.

Net income attributable to the Authority for the fiscal year ended September 30, 2010 compared to the prior fiscal year decreased primarily as a result of the decline in income from operations, combined with the impact of the non-recurring gain on early extinguishment of debt and higher interest expense.

Net income attributable to the Authority for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily due to the reduction in income from operations, higher interest expense and the asset write-offs related to Project Horizon. These results were partially offset by the gain on early extinguishment of debt and the non-recurring charges in connection with the Menominee Project.

Mohegan Sun

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
	2010	2009	2008	Dollar Variance		Percentage Variance
				10 vs. 09	09 vs. 08	10 vs. 09	09 vs. 08
Gaming	$1,035,462	$1,078,286	$1,209,547	$(42,824)	$(131,261)	(4.0%)	(10.9%)
Food and beverage	78,767	77,457	93,028	1,310	(15,571)	1.7%	(16.7%)
Hotel	38,261	39,567	48,740	(1,306)	(9,173)	(3.3%)	(18.8%)
Retail, entertainment and other	111,519	116,982	139,490	(5,463)	(22,508)	(4.7%)	(16.1%)

Total	$1,264,009	$1,312,292	$1,490,805	$(48,283)	$(178,513)	(3.7%)	(12.0%)

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Fiscal Years Ended September 30,
	2010	2009	2008
Gaming	81.9%	82.2%	81.1%
Food and beverage	6.3%	5.9%	6.2%
Hotel	3.0%	3.0%	3.3%
Retail, entertainment and other	8.8%	8.9%	9.4%

Total	100.0%	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2010	2009	2008	10 vs. 09	09 vs. 08	10 vs. 09		09 vs. 08
Slots:
Handle	$9,278,620	$9,255,718	$10,110,965	$22,902	$(855,247)	0.2%		(8.5%	)
Gross revenues	$746,392	$779,625	$855,859	$(33,233)	$(76,234)	(4.3%	)	(8.9%	)
Net revenues	$718,517	$751,304	$823,776	$(32,787)	$(72,472)	(4.4%	)	(8.8%	)
Free promotional slot plays (1)	$56,642	$27,981	$27,671	$28,661	$310	102.4%		1.1%
Weighted average number of machines (in units)	6,484	6,752	6,159	(268)	593	(4.0%	)	9.6%
Hold percentage (gross)	8.0%	8.4%	8.5%	(0.4% )	(0.1% )	(4.8%	)	(1.2%	)
Win per unit per day (gross) (in dollars)	$315	$316	$380	$(1)	$(64)	(0.3%	)	(16.8%	)

Table games:
Drop	$2,082,137	$2,108,767	$2,609,726	$(26,630)	$(500,959)	(1.3%	)	(19.2%	)
Revenues	$296,183	$305,896	$374,485	$(9,713)	$(68,589)	(3.2%	)	(18.3%	)
Weighted average number of games (in units)	326	326	322	-	4	-		1.2%
Hold percentage (2)	14.2%	14.5%	14.4%	(0.3% )	0.1%	(2.1%	)	0.7%
Win per unit per day (in dollars)	$2,487	$2,573	$3,177	$(86)	$(604)	(3.3%	)	(19.0%	)

Poker:
Revenues	$12,316	$11,974	$875	$342	$11,099	2.9%		1,268.5%
Weighted average number of tables (in units)	42	42	4	-	38	-		950.0%
Revenue per unit per day (in dollars)	$803	$781	$631	$22	$150	2.8%		23.8%

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.
(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

The following table presents slot data related to Mohegan Sun’s market area (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
	2010	2009	2008	Variance		Percentage Variance
				10 vs. 09	09 vs. 08	10 vs. 09	09 vs. 08
Northeast gaming market (1) (2):
Gross revenues	$2,566,305	$2,538,152	$2,656,519	$28,153	$(118,367)	1.1%	(4.5%)
Mohegan Sun win market share	31.3%	31.9%	33.2%	(0.6%)	(1.3%)	(1.9%)	(3.9%)
Mohegan Sun win efficiency	120.4%	123.5%	133.9%	(3.1%)	(10.4%)	(2.5%)	(7.8%)

Connecticut gaming market (3):
Gross revenues	$1,396,580	$1,467,457	$1,603,695	$(70,877)	$(136,238)	(4.8%)	(8.5%)
Free promotional slot plays	$126,042	$85,288	$97,523	$40,754	$(12,235)	47.8%	(12.5%)
Mohegan Sun win market share	53.4%	53.1%	53.4%	0.3%	(0.3%)	0.6%	(0.6%)
Mohegan Sun win efficiency	112.5%	114.8%	118.3%	(2.3%)	(3.5%)	(2.0%)	(3.0%)

(1)	Northeast slot gaming market consists of Mohegan Sun, Foxwoods Resort Casino, Twin River, Newport Grand and Empire City.
(2)	Includes free promotional slot plays. Free promotional slot plays are included in slot handle, but not reflected in slot revenues.
(3)	Connecticut slot gaming market consists of Mohegan Sun and Foxwoods Resort Casino.

Gaming revenues for the fiscal year ended September 30, 2010 compared to the prior fiscal year decreased primarily due to the declines in slot and table games revenues. The decline in slot revenues likely was attributable to the continued weakness in consumer spending and aggressive promotional programs by competitors, including increased use of free promotional slot plays. The decrease in gross slot hold percentage reflects the increase in free promotional slot plays provided to Player’s Club members in response to the competitive promotional environment. The decline in table games revenues for the fiscal year ended September 30, 2010 compared to the prior fiscal year also likely reflects the overall weakness in consumer spending.

Gaming revenues for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily as a result of lower slot and table games revenues, partially offset by the addition of poker revenues from the opening of our poker room in Casino of the Wind. The decline in slot revenues resulted from lower slot handle due to reduced consumer spending on discretionary activities such as gaming, leisure and hospitality likely caused by the national economic recession. Increased promotional spending by competitors, as well as additional gaming and hotel capacity added by Foxwoods, following the May 2008 opening of its MGM Grand at Foxwoods, also may have contributed to the decline in slot revenues. Additionally, slot revenues were impacted by unfavorable winter weather conditions and reduced entertainment events at the Mohegan Sun Arena. We believe our slot win efficiency in the Northeast gaming market likely was impacted by customers in the New York City and Boston area markets choosing to frequent closer gaming facilities in the states of New York and Rhode Island, as well as increased promotional spending by competitors. The decline in table games revenues for the fiscal year ended September 30, 2009 compared to the prior fiscal year was primarily attributable to lower table games drop, in particular, high-limit table games play, reflecting the overall reduction in consumer spending.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
	2010	2009	2008	Variance		Percentage Variance
				10 vs. 09	09 vs. 08	10 vs. 09	09 vs. 08
Meals served	4,287	4,275	5,380	12	(1,105)	0.3%	(20.5%)
Average price per meal served (in dollars)	$14.97	$14.88	$14.22	$0.09	$0.66	0.6%	4.6%

Food and beverage revenues for the fiscal year ended September 30, 2010 compared to the prior fiscal year were stable.

Food and beverage revenues for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily as a result of a $12.9 million decline in food revenues resulting from the reduction in the number of meals served at Mohegan Sun-owned food outlets. The decline in the number of meals served reflects, in part, a reduction in restaurant seating capacity resulting from the temporary closure of the Mohegan Sun Earth food court and the remodeling of Birches Bar & Grill, to accommodate the renovation and re-opening of the Winter Entrance, as well as the May 2009 closure of Fidelia’s Restaurant, which was replaced by Bar Americain in November 2009. Food and beverage revenues also were negatively impacted by the July 2009 opening of Frank Pepe Pizzeria Napoletana and the September 2008 opening of Jimmy Buffett’s Margaritaville Restaurant, both of which resulted in decreased patron visitation at Mohegan Sun-owned food outlets. Additionally, the decrease in food and beverage revenues likely was attributable to the overall weakness in consumer spending, as well as a reduction in banquet revenues from the Mohegan Sun convention center and reduced entertainment events at the Mohegan Sun Arena.

The following table presents data related to hotel operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
	2010	2009	2008	Variance		Percentage Variance
				10 vs. 09	09 vs. 08	10 vs. 09		09 vs. 08
Rooms occupied	410	409	403	1	6	0.2%		1.5%
Occupancy rate	95.7%	95.4%	93.6%	0.3%	1.8%	0.3%		1.9%
Average daily room rate (in dollars)	$89	$92	$113	$(3)	$(21)	(3.3%	)	(18.6%	)
Revenue per available room (in dollars)	$86	$88	$105	$(2)	$(17)	(2.3%	)	(16.2%	)

Hotel revenues for the fiscal year ended September 30, 2010 compared to the prior fiscal year declined primarily due to lower room rates offered to gaming patrons as a result of highly competitive room offers from competitors. Reductions in room rates are designed to maintain occupancy levels to augment gaming and non-gaming revenues.

Hotel revenues for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily as a result of lower room rates offered to gaming patrons to compete with the increased hotel and meeting room capacity added by MGM Grand at Foxwoods and room pricing pressures from competitors. ADR also was adversely impacted by lower demand for higher-rate group business, consistent with nationwide trends of reduced business travel and convention visits.

The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
	2010	2009	2008	Variance		Percentage Variance
				10 vs. 09	09 vs. 08	10 vs. 09	09 vs. 08
Arena events (in events)	132	124	149	8	(25)	6.5%	(16.8%)
Arena tickets	823	763	973	60	(210)	7.9%	(21.6%)
Average price per Arena ticket (in dollars)	$53.49	$63.63	$58.86	$(10.14)	$4.77	(15.9%)	8.1%

Retail, entertainment and other revenues for the fiscal year ended September 30, 2010 compared to the prior fiscal year decreased primarily due to a $4.7 million decline in entertainment revenues. The decline in entertainment revenues resulted from the reduction in the average price per Arena ticket due to fewer headliner shows held at the Mohegan Sun Arena.

Retail, entertainment and other revenues for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily as a result of a $10.2 million decline in entertainment revenues. The decline in entertainment revenues resulted from the decrease in the number of shows held at the Mohegan Sun Arena, including fewer headliner shows, primarily due to a reduction in available entertainment acts on tour and scheduling dates reserved for the Connecticut Sun basketball team which were not utilized. The decrease in retail, entertainment and other revenues also was due to a $9.6 million decline in gasoline revenues, as a result of a significant decrease in the average price per gallon of gasoline sold.

Promotional Allowances

The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2010	2009	2008	Dollar Variance		Percentage Variance
				10 vs. 09	09 vs. 08	10 vs. 09		09 vs. 08
Food and beverage	$37,714	$37,115	$43,544	$599	$(6,429)	1.6%		(14.8%	)
Hotel	15,365	16,369	15,246	(1,004)	1,123	(6.1%	)	7.4%
Retail, entertainment and other	53,511	55,043	69,070	(1,532)	(14,027)	(2.8%	)	(20.3%	)

Total	$106,590	$108,527	$127,860	$(1,937)	$(19,333)	(1.8%	)	(15.1%	)

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2010	2009	2008	Dollar Variance		Percentage Variance
				10 vs. 09	09 vs. 08	10 vs. 09		09 vs. 08
Food and beverage	$39,203	$38,231	$45,371	$972	$(7,140)	2.5%		(15.7%	)
Hotel	9,117	9,552	8,048	(435)	1,504	(4.6%	)	18.7%
Retail, entertainment and other	44,973	45,874	58,893	(901)	(13,019)	(2.0%	)	(22.1%	)

Total	$93,293	$93,657	$112,312	$(364)	$(18,655)	(0.4%	)	(16.6%	)

Promotional allowances for the fiscal year ended September 30, 2010 compared to the prior fiscal year decreased primarily due to lower entertainment promotional allowances as a result of the reduction in headliner shows held at the Mohegan Sun Arena. The overall decline in promotional allowances also reflects lower redemptions under the Player’s Club program.

Promotional allowances for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased as a result of lower redemptions under the Player’s Club program commensurate with the declines in business volumes.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
	2010	2009	2008	Dollar Variance		Percentage Variance
				10 vs. 09	09 vs. 08	10 vs. 09		09 vs. 08
Gaming	$630,842	$654,806	$739,327	$(23,964)	$(84,521)	(3.7%	)	(11.4%	)
Food and beverage	39,007	36,239	46,084	2,768	(9,845)	7.6%		(21.4%	)
Hotel	13,770	13,513	17,314	257	(3,801)	1.9%		(22.0%	)
Retail, entertainment and other	36,172	40,761	56,019	(4,589)	(15,258)	(11.3%	)	(27.2%	)
Advertising, general and administrative	179,252	178,852	207,164	400	(28,312)	0.2%		(13.7%	)
Pre-opening	42	58	1,204	(16)	(1,146)	(27.6%	)	(95.2%	)
Depreciation and amortization	74,794	77,536	84,548	(2,742)	(7,012)	(3.5%	)	(8.3%	)
Impairment of assets related to Project Horizon	58,079	-	-	58,079	-	100.0%		-
Severance	9,830	-	-	9,830	-	100.0%		-
Relinquishment liability reassessment	(26,512)	(45,678)	(68,947)	19,166	23,269	(42.0%	)	(33.7%	)

Total	$1,015,276	$956,087	$1,082,713	$59,189	$(126,626)	6.2%		(11.7%	)

Gaming costs and expenses for the fiscal year ended September 30, 2010 compared to the prior fiscal year decreased primarily due to reduced Slot Win Contribution payments commensurate with the decline in slot revenues and lower payroll costs. The decline in gaming costs and expenses also reflects lower allowances for doubtful accounts related to gaming receivables and reduced redemption costs due to decreased utilization of Player’s Club points at third-party outlets. These results were partially offset by higher free promotional slot play contribution payments reflecting the impact of the credit received in fiscal 2009 in connection with the agreement reached with the State of Connecticut regarding the treatment of contribution payments on our free promotional slot play program. Expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaled $190.5 million and $193.8 million for the fiscal years ended September 30, 2010 and 2009, respectively. Gaming costs and expenses as a percentage of gaming revenues were 60.9% and 60.7% for the fiscal years ended September 30, 2010 and 2009, respectively.

Gaming costs and expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily as a result of reduced Slot Win Contribution commensurate with lower slot revenues, as well as decreased non-gaming complimentaries redeemed by casino patrons at Mohegan Sun-owned outlets. The decline in gaming costs and expenses also reflects the reduction in free promotional slot play contribution payments and the impact of our cost containment efforts, which resulted in reductions in payroll costs and casino marketing and promotional expenditures. Lower redemption costs due to decreased utilization of Player’s Club points at third-party outlets and decreased allowances for doubtful accounts related to gaming receivables also contributed to the decrease in gaming costs and expenses. Expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaled $193.8 million and $221.0 million for the fiscal years ended September 30, 2009 and 2008, respectively. Gaming costs and expenses as a percentage of gaming revenues were 60.7% and 61.1% for the fiscal years ended September 30, 2009 and 2008, respectively.

Food and beverage costs and expenses for the fiscal year ended September 30, 2010 compared to the prior fiscal year increased primarily due to additional costs and expenses to operate new food and beverage outlets, including Bobby’s Burger Palace and Bar Americain, and higher medical benefit costs. These results were partially offset by lower payroll costs and increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses.

Food and beverage costs and expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily as a result of reduced payroll costs primarily resulting from our cost containment efforts, as well as the temporary closure of the Mohegan Sun Earth food court and the remodeling of Birches Bar & Grill, to accommodate the renovation and re-opening of the Winter Entrance, and the May 2009 closure of Fidelia’s Restaurant. Lower cost of goods sold as a result of the reduction in the number of meals served also contributed to the decrease in food and beverage costs and expenses. These results were partially offset by decreased use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses.

Hotel costs and expenses for the fiscal year ended September 30, 2010 compared to the prior fiscal year increased primarily due to decreased use of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses. The increase in hotel costs and expenses also reflects higher medical benefit costs.

Hotel costs and expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily as a result of increased use of hotel complimentaries, resulting in higher amounts of hotel costs being allocated to gaming costs and expenses. The reduction in hotel costs and expenses also reflects the impact of our cost containment efforts.

Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2010 compared to the prior fiscal year decreased primarily due to lower direct entertainment costs resulting from fewer scheduled headliner shows at the Mohegan Sun Arena, partially offset by decreased use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses.

Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily as a result of a significant reduction in direct entertainment costs resulting from the decreased number of shows held at the Mohegan Sun Arena. Lower cost of goods sold commensurate with the reduction in the average cost per gallon of gasoline sold and reduced patronage at Mohegan Sun-owned retail outlets also contributed to the decrease in retail, entertainment and other costs and expenses. Additionally, the decline in retail, entertainment and other costs and expenses reflects the impact of our cost containment efforts. These results were partially offset by decreased use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses.

Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2010 compared to the prior fiscal year were flat. Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2010 reflect higher expenses related to governmental and administrative services and utilities provided by the Tribe due to the receipt of tribal services credits and higher utility rebates in fiscal 2009. Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2010 also reflect lower payroll costs, partially offset by increased medical benefit costs.

Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily as a result of our cost containment efforts, which resulted in significant reductions in certain costs and expenses such as payroll and advertising. Our cost containment efforts also resulted in reductions in most other general and administrative cost and expense categories. Additionally, the decline in advertising, general and administrative costs and expenses reflects lower expenses related to governmental and administrative services and utilities provided by the Tribe due to the receipt of tribal services credits and utility rebates.

Pre-opening costs and expenses for the fiscal years ended September 30, 2010 and 2009 were minimal.

Depreciation and amortization expenses for the fiscal years ended September 30, 2010 and 2009 compared to the respective prior fiscal years decreased primarily due to fully depreciated furniture and equipment related to Project Sunburst, which were placed into service in fiscal 2002.

Impairment of assets related to Project Horizon for the fiscal year ended September 30, 2010 resulted from the re-evaluation of our plans with respect to the new hotel element of the project. Based on our modified plan, which encompasses a smaller hotel, to be located closer to the existing hotel, we determined that certain assets related to excavation and foundation work for the planned podium and hotel tower, as well as professional fees for design and architectural work, did not have any future benefit to us, and accordingly, we recorded the $58.1 million impairment charge.

Severance charges for the fiscal year ended September 30, 2010 resulted from the reduction of our workforce in Uncasville, Connecticut by approximately 475 positions in September 2010. Related cash payments commenced in September 2010 and are anticipated to be completed in March 2012. We do not anticipate incurring any additional severance charges in connection with this workforce reduction.

Relinquishment liability reassessments for the fiscal years ended September 30, 2010 and 2009 had the effect of substantially reducing operating expenses. The relinquishment liability reassessment credits resulted from lowered Mohegan Sun revenue projections as of the end of the respective fiscal year compared to estimates as of the end of the prior fiscal year on the determination of the relinquishment liability. Our accounting policy is to reassess Mohegan Sun revenue projections, and consequently the relinquishment liability, at least annually in conjunction with our budgeting process or when necessary to account for material increases or decreases in Mohegan Sun’s projected revenues over the remaining relinquishment period, which expires on December 31, 2014. In fiscal 2010 and 2009, based on continued declines in business volumes, we concluded that Mohegan Sun’s projected revenues over the remaining relinquishment period would decrease by approximately $562.6 million and $917.7 million, respectively, thereby decreasing the related relinquishment liability, causing us to record the non-cash relinquishment liability credits of $26.5 million and $45.7 million, respectively.

Mohegan Sun at Pocono Downs

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2010	2009	2008	10 vs. 09	09 vs. 08	10 vs. 09	09 vs. 08
Gaming	$251,056	$239,055	$201,227	$12,001	$37,828	5.0%	18.8%
Food and beverage	17,821	15,648	10,940	2,173	4,708	13.9%	43.0%
Retail, entertainment and other	6,740	5,719	4,766	1,021	953	17.9%	20.0%

Total	$275,617	$260,422	$216,933	$15,195	$43,489	5.8%	20.0%

The following table summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Fiscal Years Ended September 30,
	2010	2009	2008
Gaming	91.1%	91.8%	92.8%
Food and beverage	6.5%	6.0%	5.0%
Retail, entertainment and other	2.4%	2.2%	2.2%

Total	100.0%	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance				Percentage Variance
	2010	2009	2008	10 vs. 09		09 vs. 08		10 vs. 09		09 vs. 08
Slots:
Handle	$2,876,068	$2,628,844	$2,008,678	$247,224		$620,166		9.4%		30.9%
Gross revenues	$223,588	$217,679	$176,173	$5,909		$41,506		2.7%		23.6%
Net revenues	$223,589	$217,835	$176,743	$5,754		$41,092		2.6%		23.2%
Free promotional slot plays (1)	$46,043	$26,348	$3,132	$19,695		$23,216		74.7%		741.3%
Weighted average number of machines (in units)	2,356	2,470	1,476	(114)		994		(4.6%	)	67.3%
Hold percentage (gross)	7.8%	8.3%	8.8%	(0.5%	)	(0.5%	)	(6.0%	)	(5.7%	)
Win per unit per day (gross) (in dollars)	$260	$241	$326	$19		$(85)		7.9%		(26.1%	)

Table games (2):
Drop	$49,220	$-	$-	$49,220		$-		100.0%		-
Revenues	$7,125	$-	$-	$7,125		$-		100.0%		-
Weighted average number of games (in units)	57	-	-	57		-		100.0%		-
Hold percentage (3)	14.5%	-	-	14.5%		-		100.0%		-
Win per unit per day (in dollars)	$1,555	$-	$-	$1,555		$-		100.0%		-

Poker (2):
Revenues	$1,029	$-	$-	$1,029		$-		100.0%		-
Weighted average number of tables (in units)	17	-	-	17		-		100.0%		-
Revenue per unit per day (in dollars)	$766	$-	$-	$766		$-		100.0%		-

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.
(2)	Table game and poker operations commenced on July 13, 2010.
(3)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

The following table presents slot data related to Mohegan Sun at Pocono Downs’ market area (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance				Percentage Variance
	2010	2009	2008	10 vs. 09		09 vs. 08		10 vs. 09		09 vs. 08
Northeastern Pennsylvania gaming market (1):
Gross revenues	$616,998	$479,121	$336,145	$137,877		$142,976		28.8%		42.5%
Free promotional slot plays (2)	$173,120	$70,031	$14,998	$103,089		$55,033		147.2%		366.9%
Mohegan Sun at Pocono Downs win market share	36.2%	45.4%	52.4%	(9.2%	)	(7.0%	)	(20.3%	)	(13.4%	)
Mohegan Sun at Pocono Downs win efficiency	120.8%	111.8%	142.0%	9.0%		(30.2%	)	8.1%		(21.3%	)

(1)	Northeastern Pennsylvania gaming market consists of Mohegan Sun at Pocono Downs, Mount Airy Resort Casino and Sands Casino Resort Bethlehem, which opened on May 20, 2009.
(2)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

Gaming revenues for the fiscal year ended September 30, 2010 compared to the prior fiscal year increased primarily due to the addition of table game and poker revenues from the opening of table game and poker operations at Mohegan Sun at Pocono Downs on July 13, 2010. The growth in gaming revenues also reflects higher slot revenues resulting from the continued success of our targeted direct mail and other promotional programs. Slot revenues also were positively impacted by the addition of table game and poker operations, which is believed to have resulted in increased patron visitation to the facility. We believe gaming revenues were negatively impacted by the continued weakness in consumer spending and increased competition from the May 2009 opening of Sands Casino Resort Bethlehem, in Bethlehem, Pennsylvania, located approximately 70 miles from Mohegan Sun at Pocono Downs. The decrease in gross slot hold percentage reflects the increase in free promotional slot plays provided to Player’s Club members in response to the competitive promotional environment. The increase in win per unit per day was primarily the result of the temporary reduction in the weighted average number of slot machines due to the renovations for table game and poker operations. The decline in our slot win market share in the Northeastern Pennsylvania gaming market was attributable to the opening of Sands Casino Resort Bethlehem, which increased the total number of slot machines in the Northeastern Pennsylvania gaming market. Our slot win efficiency in the Northeastern Pennsylvania gaming market increased despite the opening of Sands Casino Resort Bethlehem, which we believe had a greater impact on Mount Airy Resort Casino than Mohegan Sun at Pocono Downs.

Gaming revenues for the fiscal year ended September 30, 2009 compared to the prior fiscal year increased primarily as a result of a full year of operations of Project Sunrise. We believe gaming revenues were negatively impacted by increased competition following the May 2009 opening of Sands Casino Resort Bethlehem, as well as the national economic recession. The decrease in gross slot hold percentage was primarily attributable to increased free promotional slot plays provided to Mohegan Sun at Pocono Downs Player’s Club members. The declines in our gross slot win per unit per day and slot win efficiency in the Northeastern Pennsylvania gaming market were primarily attributable to an increase in the weighted average number of slot machines at Mohegan Sun at Pocono Downs following the opening of Project Sunrise. The decline in our slot win market share in the Northeastern Pennsylvania slot gaming market was attributable to the opening of Sands Casino Resort Bethlehem.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2010	2009	2008	10 vs. 09	09 vs. 08	10 vs. 09		09 vs. 08
Meals served	694	702	833	(8)	(131)	(1.1%	)	(15.7%	)
Average price per meal served (in dollars)	$11.90	$11.40	$6.76	$0.50	$4.64	4.4%		68.6%

Food and beverage revenues for the fiscal year ended September 30, 2010 compared to the prior fiscal year increased primarily due to a $1.9 million increase in beverage revenues resulting from increased patron visitation to the facility due to the addition of table game and poker operations.

Food and beverage revenues for the fiscal year ended September 30, 2009 compared to the prior fiscal year increased primarily as a result of the increase in the average price per meal served due to a full year of operations of the 300-seat Timbers Buffet.

Retail, entertainment and other revenues for the fiscal year ended September 30, 2010 compared to the prior fiscal year increased primarily due to higher rental income and telephone commissions.

Retail, entertainment and other revenues for the fiscal year ended September 30, 2009 compared to the prior fiscal year increased primarily as a result of the addition of tenant revenues from outlets opened in connection with Project Sunrise and entertainment revenues from live concerts held on the infield of the harness racing track, as well as increased ATM commissions.

Promotional Allowances

The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2010	2009	2008	10 vs. 09	09 vs. 08	10 vs. 09	09 vs. 08
Food and beverage	$9,733	$7,889	$6,072	$1,844	$1,817	23.4%	29.9%
Retail and entertainment	1,341	1,181	1,623	160	(442)	13.5%	(27.2%	)

Total	$11,074	$9,070	$7,695	$2,004	$1,375	22.1%	17.9%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2010	2009	2008	10 vs. 09	09 vs. 08	10 vs. 09	09 vs. 08
Food and beverage	$8,348	$7,226	$6,898	$1,122	$328	15.5%	4.8%
Retail and entertainment	2,165	1,979	2,223	186	(244)	9.4%	(11.0%	)

Total	$10,513	$9,205	$9,121	$1,308	$84	14.2%	0.9%

Promotional allowances for the fiscal years ended September 30, 2010 and 2009 compared to the respective prior fiscal years increased due to higher redemptions under the Player’s Club program at food and beverage outlets.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Dollar Variance		Percentage Variance
	2010	2009	2008	10 vs. 09	09 vs. 08	10 vs. 09		09 vs. 08
Gaming	$189,432	$178,282	$152,707	$11,150	$25,575	6.3%		16.7%
Food and beverage	6,338	6,481	3,867	(143)	2,614	(2.2%	)	67.6%
Retail, entertainment and other	1,282	1,529	829	(247)	700	(16.2%	)	84.4%
Advertising, general and administrative	26,847	26,798	22,243	49	4,555	0.2%		20.5%
Pre-opening	2,740	224	3,448	2,516	(3,224)	1,123.2%		(93.5%	)
Depreciation and amortization	22,252	25,660	14,051	(3,408)	11,609	(13.3%	)	82.6%

Total	$248,891	$238,974	$197,145	$9,917	$41,829	4.1%		21.2%

Gaming costs and expenses for the fiscal year ended September 30, 2010 compared to the prior fiscal year increased primarily as a result of higher Pennsylvania Slot Machine Tax commensurate with the growth in slot revenues. The increase in gaming costs and expenses also reflects additional operating costs and expenses to support table game and poker operations, including expenses associated with the Pennsylvania Table Game Tax, and increased non-gaming complimentaries redeemed by casino patrons at Mohegan Sun at Pocono Downs-

owned outlets. Expenses associated with the Pennsylvania Slot Machine Tax totaled $128.5 million and $125.3 million for the fiscal years ended September 30, 2010 and 2009, respectively. Expenses associated with the Pennsylvania Table Game Tax totaled $1.3 million for the fiscal year ended September 30, 2010. Gaming costs and expenses as a percentage of gaming revenues were 75.5% and 74.6% for the fiscal years ended September 30, 2010 and 2009, respectively.

Gaming costs and expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year increased primarily due to additional operating costs and expenses to support Project Sunrise, including expenses associated with the Pennsylvania Slot Machine Tax, and higher redemption costs due to increased utilization of Player’s Club points and promotional coupons at third-party outlets. The increase in gaming costs and expenses also reflects high post-opening staffing costs in connection with Project Sunrise. These results were partially offset by our cost containment efforts. Expenses associated with the Pennsylvania Slot Machine Tax totaled $125.3 million and $103.4 million for the fiscal years ended September 30, 2009 and 2008, respectively. Gaming costs and expenses as a percentage of gaming revenues were 74.6% and 75.9% for the fiscal years ended September 30, 2009 and 2008, respectively.

Food and beverage costs and expenses for the fiscal year ended September 30, 2010 compared to the prior fiscal year declined primarily as a result of increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses, partially offset by higher cost of goods sold commensurate with the growth in food and beverage revenues.

Food and beverage costs and expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year increased primarily due to additional costs and expenses to support food and beverage outlets opened in connection with Project Sunrise, partially offset by increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses.

Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2010 compared to the prior fiscal year decreased primarily as a result of increased use of retail and entertainment complimentaries, resulting in higher amounts of retail and entertainment costs being allocated to gaming costs and expenses.

Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year increased primarily due to higher direct entertainment costs resulting from the live concerts held on the infield of the harness racing track. Retail, entertainment and other costs and expenses reflect lower retail related costs and expenses resulting from the January 2009 closure of the Mohegan Sun at Pocono Downs’ souvenir store.

Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2010 compared to the prior fiscal year were flat.

Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year increased primarily due to additional costs and expenses to support Project Sunrise, including payroll and utility costs.

Pre-opening costs and expenses for the fiscal year ended September 30, 2010 were comprised primarily of personnel, consulting and other costs associated with the introduction of table game and poker operations.

Pre-opening costs and expenses for the fiscal year ended September 30, 2009 were minimal.

Depreciation and amortization expenses for the fiscal year ended September 30, 2010 compared to the prior fiscal year decreased primarily as a result of fully depreciated furniture and equipment related to the Phase I facility, which were placed into service in November 2006.

Depreciation and amortization expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year increased primarily due to a full year of depreciation on Project Sunrise and related slot machines and equipment placed into service in July 2008.

Corporate Expenses and Other Income (Expense)

Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
	2010		2009	2008	Dollar Variance		Percentage Variance
					10 vs. 09	09 vs. 08	10 vs. 09		09 vs. 08
Corporate expenses:
Depreciation and amortization	$243		$83	$3,771 (1)	$160	$(3,688)	192.8%		(97.8%	)
Corporate	18,260		17,227	25,188 (2)	1,033	(7,961)	6.0%		(31.6%	)
Severance	35		-	-	35	-	100.0%		-

Total Corporate expenses	$18,538		$17,310	$28,959	$1,228	$(11,649)	7.1%		(40.2%	)

Other income (expense):
Accretion of discount to the relinquishment liability (3)	$(15,426)		$(20,425)	$(27,085)	$4,999	$6,660	(24.5%	)	(24.6%	)
Interest income (4)	2,755		3,912	3,795	(1,157)	117	(29.6%	)	3.1%
Interest expense, net of capitalized interest	(116,784)		(109,689)	(93,793)	(7,095)	(15,896)	6.5%		16.9%
Gain (loss) on early extinguishment of debt	(1,584	)(5)	8,466 (6)	-	(10,050)	8,466	(118.7%	)	100.0%
Write-off of debt issuance costs	(338	)(7)	-	-	(338)	-	100.0%		-
Other income (expense), net	(426)		(7,658)	248	7,232	(7,906)	(94.4%	)	(3,187.9%	)

Total other expense	$(131,803)		$(125,394)	$(116,835)	$(6,409)	$(8,559)	5.1%		7.3%

(1)	Includes $3.7 million in charges to write-off the Menominee development rights intangible asset.
(2)	Includes $5.8 million in charges to adjust the allowance on the future collection of reimbursable development costs and expenses in connection with the Menominee Project.
(3)	Reflects accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.
(4)	Primarily represents interest earned on long-term receivables.
(5)	Represents unamortized debt issuance costs written-off upon the early extinguishment of a then-existing $147.0 million term loan under the bank credit facility.
(6)	Represents gain associated with the early extinguishment of $14.3 million of our outstanding 2001 8 3/8% senior subordinated notes due July 1, 2011.
(7)	Represents unamortized debt issuance costs written-off upon the amendment of the bank credit facility.

Total Corporate costs and expenses for the fiscal year ended September 30, 2010 compared to the prior fiscal year increased primarily as a result of higher professional and consulting expenditures related to financial advisory services and gaming diversification efforts.

Total Corporate costs and expenses for the fiscal year ended September 30, 2009 compared to the prior fiscal year decreased primarily due to $9.5 million in non-recurring charges recorded in fiscal 2008 for additional reserves against the net assets of WTG in connection with the Menominee Project. The decrease in total Corporate expenses also was attributable to a reduction in professional and consulting expenditures related to certain gaming diversification efforts that ended in fiscal 2008, in particular, our effort to secure a gaming license in Wyandotte County, Kansas.

Interest expense, net of capitalized interest, for the fiscal year ended September 30, 2010 compared to the prior fiscal year increased primarily as a result of higher interest rate and weighted average outstanding debt, combined with lower capitalized interest. The weighted average interest rate was 7.0% for the fiscal year ended September 30, 2010 compared to 6.7% for the prior fiscal year. The increase in weighted average interest rate was primarily driven by the October 2009 issuance of our 11 1/2% second lien senior secured notes due November 1, 2017, which repaid a lower interest term loan under our bank credit facility. The weighted average outstanding debt was $1.67 billion for the fiscal year ended September 30, 2010 compared to $1.65 billion for the prior fiscal year. The increase in weighted average outstanding debt was primarily due to additional borrowings on the bank credit facility to fund capital expenditures and to pay the table games authorization fee to the Commonwealth of Pennsylvania in connection with the opening of table games at Mohegan Sun at Pocono Downs. Capitalized interest was $66,000 for the fiscal year ended September 30, 2010 compared to $1.1 million for the prior fiscal year.

Interest expense, net of capitalized interest, for the fiscal year ended September 30, 2009 compared to the prior fiscal year increased primarily due to higher weighted average outstanding debt and lower capitalized interest, partially offset by decreased weighted average interest rate. The weighted average outstanding debt was $1.65 billion for the fiscal year ended September 30, 2009 compared to $1.40 billion for the prior fiscal year. The increase in weighted average outstanding debt was due to additional borrowings on the bank credit facility to fund capital expenditures related to Project Horizon and Project Sunrise. Capitalized interest was $1.1 million for the fiscal year ended September 30, 2009 compared to $6.5 million for the prior fiscal year. The weighted average interest rate was 6.7% for the fiscal year ended September 30, 2009 compared to 7.2% for the prior fiscal year.

Seasonality

The gaming market in the Northeast is seasonal in nature, with the peak gaming activity often occurring at Mohegan Sun between the months of May and August. Additionally, live harness racing activity at Mohegan Sun at Pocono Downs is seasonal, with the racing season commencing in late March/early April and usually ending in the fall. The overall Northeastern Pennsylvania gaming market also is seasonal in nature. Accordingly, the results of operations for the fiscal year ended September 30, 2010 are not necessarily indicative of the operating results for interim periods.

Liquidity and Capital Spending

Our cash flows consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
	2010	2009	2008	Dollar Variance		Percentage Variance
				10 vs. 09	09 vs. 08	10 vs. 09	09 vs. 08
Net cash provided by operating activities	$170,506	$170,197	$170,672	$309	$(475)	0.2%	(0.3%)
Net cash used in investing activities	(64,079)	(157,354)	(320,050)	93,275	162,696	(59.3%)	(50.8%)
Net cash (used in) provided by financing activities	(107,194)	(31,379)	126,847	(75,815)	(158,226)	241.6%	(124.7%)

Net decrease in cash and cash equivalents	$(767)	$(18,536)	$(22,531)	$17,769	$3,995	(95.9%)	(17.7%)

As of September 30, 2010 and 2009, we held cash and cash equivalents of $63.9 million and $64.7 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts and relinquishment liability reassessments. The slight increase in cash provided by operating activities for the fiscal year ended September 30, 2010 compared to the prior fiscal year was primarily attributable to lower working capital requirements, partially offset by reduced operating income after adjustments for non-cash items. The slight decline in cash provided by operating activities for the fiscal year ended September 30, 2009 compared to the prior fiscal year was primarily attributable to decreased operating income after adjustments for non-cash items, partially offset by lower working capital requirements.

Operating activities are a significant source of our cash flows. We utilize cash flows provided by operating activities to meet working capital requirements, provide funding for maintenance and development capital expenditures, reduce debt, provide distributions to the Tribe and payments under the relinquishment agreement, as well as make investments, from time to time. There are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

•	reduced spending on discretionary activities such as gaming, leisure and hospitality;

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

In addition to cash flows generated by operating activities, we have relied on external sources of liquidity to meet our capital requirements. As described below, at September 30, 2010, we were below the 2.0 to 1.0 fixed charge coverage ratio contained in our notes indentures; accordingly, our ability to incur incremental indebtedness and refinance our existing indebtedness is limited. This could adversely impact our ability to meet our capital requirements.

The decrease in cash used in investing activities for the fiscal year ended September 30, 2010 compared to the prior fiscal year primarily resulted from a $129.1 million decrease in capital expenditures, partially offset by the receipt of $20.1 million in proceeds from an amendment to the purchase agreement for Mohegan Sun at Pocono Downs in fiscal 2009. Cash used in investing activities for the fiscal year ended September 30, 2010 also reflects the payment of a table games authorization fee to the PGCB of $16.5 million in connection with the introduction of table game and poker operations at Mohegan Sun at Pocono Downs. The decrease in cash used in investing activities for the fiscal year ended September 30, 2009 compared to the prior fiscal year was primarily attributable to a $140.2 million decrease in capital expenditures, combined with the proceeds received in connection with the amendment to the purchase agreement for Mohegan Sun at Pocono Downs.

The increase in cash used in financing activities for the fiscal year ended September 30, 2010 compared to the prior fiscal year primarily resulted from an $85.3 million decrease in total net borrowings, partially offset by a $10.0 million decline in distributions to the Tribe. The decrease in cash provided by financing activities for the fiscal year ended September 30, 2009 compared to the prior fiscal year was primarily attributable to a $168.4 million decrease in total net borrowings, partially offset by an $8.5 million decline in distributions to the Tribe.

Cost Containment Initiatives

As a result of declines in our business volumes and uncertainties in the financial markets, we have undertaken a series of steps to reduce expenditures over the last three fiscal years. In September 2008, we suspended the hotel, retail and parking garage elements of Project Horizon, and, in February 2009, we implemented a company-wide cost containment program, which included employee salary rollbacks, suspension of all annual and merit-based compensation increases, reduction in work hours, suspension of employer-matching 401(k) contributions and funding of other contributions to the Mohegan Retirement and 401(k) Plan. We also implemented other initiatives to further reduce operating expenses, including reductions in advertising expenditures, certain marketing programs, hours of operation of certain food and beverage and retail outlets and reductions in most other operating cost categories. Substantially all cost savings related to these cost containment programs were realized as of December 31, 2009.

In September 2010, we implemented further cost containment initiatives, including a reduction of our workforce in Uncasville, Connecticut by approximately 475 positions. In connection with this workforce reduction, we incurred $9.9 million in severance charges. We also implemented other cost containment initiatives, including certain modifications to employee medical benefits, consolidation of certain Mohegan Sun-owned food and beverage outlets and replacement of certain other Mohegan Sun-owned food and beverage outlets with third-party operators. We estimate that consolidated labor and operating cost savings in connection with the September 2010 initiatives will approximate $30.0 million in fiscal 2011.

External Sources of Liquidity

Notes

We substantially financed the construction and expansion of Mohegan Sun, as well as the acquisition of the Pennsylvania entities and the expansion of Mohegan Sun at Pocono Downs with net proceeds from the issuance of notes and borrowings under our bank credit facilities. As of September 30, 2010, we had outstanding:

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

The senior and senior subordinated note indentures contain certain non-financial and financial covenants with which we and the Tribe must comply. The non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations, maintenance of licenses and insurances and our continued existence. The financial covenants include, among other things, certain limitations on restricted payments, as defined in the indentures, and our ability to incur certain indebtedness. Under these covenants, we are generally able to make restricted payments, including distributions to the Tribe, and incur additional indebtedness that otherwise may be restricted, provided our minimum fixed charge coverage ratio is at least 2.0 to 1.0. At any time our minimum fixed charge coverage ratio falls below 2.0 to 1.0, our ability to make restricted payments or incur additional indebtedness will be limited and subject to other applicable exceptions under the indentures. As of September 30, 2010, our indentures minimum fixed charge coverage ratio was below 2.0 to 1.0. Accordingly, our ability to make restricted payments, including distributions to the Tribe, is limited. Additionally, while we may continue to borrow under our bank credit facility pursuant to the exceptions contained in the indentures, our ability to incur other additional indebtedness to raise capital is limited. Further, while our minimum fixed charge coverage ratio remains below 2.0 to 1.0, we will be unable to refinance our existing subordinated indebtedness with senior indebtedness without waivers or consents from certain of our creditors that would not otherwise be required, thus limiting the options available to us to refinance our existing indebtedness. We cannot assure you that we will be able to obtain such waivers or consents or that we will be able to refinance our existing indebtedness or that financing options available to us, if any, will be on favorable or acceptable terms.

In November 2010, Standard and Poor’s Ratings Services lowered its credit ratings on the 2009 second lien senior secured notes from B- to CCC- and the 2005 senior unsecured notes and the senior subordinated notes from CCC+ to CC. In December 2010, Moody’s Investors Services lowered its credit ratings on the 2009 second lien senior secured notes from B1 to B3, the 2005 senior unsecured notes from B2 to Caa1 and the senior subordinated notes from Caa2 to Caa3. These actions primarily reflect our recent operating results and upcoming refinancing needs. These lowered credit ratings may adversely impact our ability to access the debt capital markets in the future and, if we are able to access the debt capital markets, likely would increase our cost of capital for the issuance of new debt as compared to capital costs incurred by us in prior financing transactions. We also could be subject to more restrictive covenants and other terms in connection with any such issuance.

Bank Credit Facility

In December 2008, we entered into a third amended and restated loan agreement, or the bank credit facility. The bank credit facility was amended in October 2009. As amended, the bank credit facility provides for a revolving loan and letter of credit borrowing capacity of up to $675.0 million from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The bank credit facility has no mandatory amortization provision and is payable in full on the maturity date, March 9, 2012. As of September 30, 2010, $527.0 million was drawn on the bank credit facility. As of September 30, 2010, amounts under letters of credit issued under the bank credit facility totaled $3.7 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenants under the bank credit facility, line of credit and note indentures, we had approximately $31.4 million of borrowing capacity under the bank credit facility as of September 30, 2010.

Under the bank credit facility, at our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, an applicable rate based on our total leverage ratio, as each term is defined under the bank credit facility. We also pay commitment fees for the unused portion of borrowing capacity under the bank credit facility on a quarterly basis equal to the product obtained by multiplying the applicable rate for commitment fees by the average daily unused borrowing capacity for that calendar quarter. The applicable rate for base rate loans is between 1.25% and 2.75%. The applicable rate for Eurodollar rate loans is between 2.50% and 4.00%. The applicable rate for commitment fees is between 0.20% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate, the Eurodollar rate for one-month contracts plus 1.25% or the federal funds rate plus 0.50%. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of September 30, 2010, we had $6.0 million in base rate loans and $521.0 million in Eurodollar rate loans outstanding. The base rate loans outstanding at September 30, 2010 were based on Bank of America’s prime rate of 3.25% plus an applicable rate of 2.5%. The Eurodollar rate loans outstanding at September 30, 2010 were based on a one-month Eurodollar rate of 0.26% plus an applicable rate of 3.75%. The applicable rate for commitment fees was 0.50% as of September 30, 2010.

The bank credit facility is collateralized by a first priority lien on substantially all of our assets, including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government, and improvements which comprise Mohegan Sun. We also will be required to pledge additional assets as collateral for the bank credit facility as we or our existing and future guarantor subsidiaries acquire them. Our obligations under the bank credit facility are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The bank credit facility includes non-financial covenants of the types customarily found in loan agreements for similar transactions. The bank credit facility also subjects us to a number of restrictive financial covenants. These financial covenants relate to, among other things, a minimum fixed charge coverage ratio, maximum total leverage and senior leverage ratios and maximum capital expenditures. The levels of these covenants for the remaining term of the bank credit facility, which is scheduled to mature on March 9, 2012, were as follows:

As of September 30, 2010, our minimum fixed charge coverage ratio covenant, as defined under the bank credit facility, was as follows:

Fiscal Quarters Ending:
September 30, 2010 and thereafter	1.10:1.00

As of September 30, 2010, our maximum total leverage ratio covenant, or the ratio of total debt to annualized EBITDA, as such terms are defined under the bank credit facility, was as follows:

Fiscal Quarters Ending:
September 30, 2010 through December 31, 2010	7.25:1.00
March 31, 2011	7.00:1.00
June 30, 2011	6.75:1.00
September 30, 2011	6.50:1.00
December 31, 2011 and thereafter	6.25:1.00

As of September 30, 2010, our maximum senior leverage ratio covenant, or ratio of total debt minus subordinated obligations to annualized EBITDA, as such terms are defined under the bank credit facility, was as follows:

Fiscal Quarters Ending:
September 30, 2010 through December 31, 2010	4.50:1.00
March 31, 2011 through September 30, 2011	4.25:1.00
December 31, 2011 and thereafter	3.75:1.00

We continue to monitor revenues and expenditures to ensure continued compliance with applicable financial covenants and may need to implement further cost containment initiatives based upon future operating results to maintain compliance. If we are unable to sufficiently increase revenues or offset any future declines in revenues by effecting further cost containment initiatives, we may not be able to satisfy our financial covenants under the bank credit facility. In such event, we would need to obtain waivers or amendments under the bank credit facility; however, no assurance can be made that we would be able to obtain such waivers or amendments. If we were unable to obtain such waivers or amendments, we would be in default under the bank credit facility, which may result in cross-defaults under our senior and senior subordinated notes. If such defaults or cross-defaults were to occur, it would allow our lenders to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. If such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary to repay such accelerated indebtedness.

As of September 30, 2010, we and the Tribe were in compliance with all respective covenant requirements under the bank credit facility.

Line of Credit

As of September 30, 2010, we had an $18.0 million revolving loan agreement with Bank of America, N.A., or the line of credit. The line of credit matures on June 10, 2011. Under the line of credit, at our option, each advance accrues interest on the basis of a one-month Eurodollar rate or prime rate, plus in either case, an applicable rate based on our total leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. As of September 30, 2010, we had $7.4 million in Eurodollar rate loans outstanding, which were based on a one-month Eurodollar rate of 0.26% plus an applicable rate of 3.25%. The line of credit subjects us to certain covenants, including a covenant to maintain at least the line of credit commitment amount available for borrowing under the bank credit facility. As of September 30, 2010, we were in compliance with all covenant requirements under the line of credit and had $10.6 million of borrowing capacity thereunder.

Letters of Credit

As of September 30, 2010, we maintained seven uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, pari-mutuel wagering tax liabilities of the Pennsylvania entities, overdue amounts for purses due to horsemen at the Pennsylvania entities, potential contractor and subcontractor liabilities relating to Project Horizon, collateral obligations of a surety bond relating to Pennsylvania Slot Machine Tax expenses owed by Downs Racing to the PGCB and two in connection with road work at the Pennsylvania facilities. The letters of credit expired or will expire, as applicable, on various dates from November 2010 through September 2011, subject to renewals. As of September 30, 2010, no amount was drawn on the letters of credit.

Salishan-Mohegan Bank Credit Facility

On September 30, 2010, Salishan-Mohegan entered into an amendment to the terms of its $17.0 million revolving loan agreement with Bank of America, N.A., or the Salishan credit facility. The amendment reduced the total commitment of the Salishan credit facility from $17.0 million to $15.25 million and extended the maturity date from September 30, 2010 to January 5, 2011. Under the Salishan credit facility, at the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus a spread of 2.50% for base rate loans and an applicable rate, as defined under the Salishan credit facility, of 3.50% for Eurodollar rate loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. The applicable rate for commitment fees is 0.50%. The revolving loan has no mandatory amortization provision and is payable in full at maturity. The Salishan credit facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan credit facility also are guaranteed by the Tribe. The Salishan credit facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. As of September 30, 2010, Salishan-Mohegan was in compliance with all respective covenant requirements under the Salishan credit facility. We have commenced discussions with Bank of America, N.A. to extend the maturity date of the Salishan credit facility; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.

As of September 30, 2010, Salishan-Mohegan had $15.0 million in Eurodollar rate loans and no base rate loans outstanding. The Eurodollar rate loans outstanding at September 30, 2010 were based on a one-month

Eurodollar rate of 0.26% plus an applicable rate of 3.50%. The applicable rate for commitment fees was 0.50% as of September 30, 2010. As of September 30, 2010, Salishan-Mohegan had $250,000 of borrowing capacity under the Salishan credit facility.

Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, or the Mohegan Tribe promissory note, which was used to repay revolving loans under the Salishan credit facility. On September 30, 2010, Salishan-Mohegan entered into an amendment to the terms the Mohegan Tribe promissory note to extend the maturity date from September 30, 2010 to January 5, 2011. The Mohegan Tribe promissory note accrues interest at an annual rate of 15.0%. Accrued interest is paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity. We have commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe promissory note; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.

Capital Expenditures

The following table presents data related to capital expenditures (in millions, including capitalized interest):

	Capital Expenditures
	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2009	Fiscal Year Ended September 30, 2008	Forecasted Fiscal Year 2011
Mohegan Sun:
Maintenance	$16.9	$13.4	$26.3	$24.1
Development	5.5	5.4	11.4	19.7
Expansion—Project Horizon	4.7	71.9	172.8	1.5

Subtotal	27.1	90.7	210.5	45.3
Mohegan Sun at Pocono Downs:
Maintenance	2.2	0.9	3.6	5.5
Development	0.2	4.5	-	0.5
Expansion—Project Sunrise (1)	(1.2)	(2.6)	169.6	-
Expansion—Table Games (2)	15.2	-	-	-

Subtotal	16.4	2.8	173.2	6.0

Total	$43.5	$93.5	$383.7	$51.3

(1)	Represents adjustments to the final cost for Project Sunrise.
(2)	Exclusive of the one-time $16.5 million table games operation fee and $2.8 million in pre-opening costs and expenses.

We will primarily rely on cash generated from operations to finance maintenance capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs. We plan to finance any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs through a combination of operating cash flows and draws under our bank credit facility.

Interest Expense

The following table presents our interest expense (in thousands, net of capitalized interest):

	For the Fiscal Years Ended September 30,
	2010	2009	2008
Bank credit facility	$23,714	$21,748	$8,978
2009 11 1/2% second lien senior secured notes, includes accretion of bond discount (1)	21,949	-	-
2005 6 1/8% senior unsecured notes	15,313	15,313	15,313
2001 8 3/8 % senior subordinated notes	168	742	1,369
2002 8% senior subordinated notes	20,000	20,000	20,000
2003 6 3/8% senior subordinated notes	-	16,655	21,038
2004 7 1/8% senior subordinated notes	16,031	16,031	16,031
2005 6 7/8% senior subordinated notes	10,313	10,313	10,313
Line of credit	290	338	388
WNBA promissory note	25	81	181
Salishan-Mohegan bank credit facility	561	743	1,153
Mohegan Tribe promissory note (Salishan-Mohegan)	1,496	4	-
Mohegan Tribe promissory note (MG&H)	-	-	244
Capital leases	251	273	47
Amortization of net deferred gain on settlement of derivative instruments	(467)	228	455
Amortization of debt issuance costs	7,206	8,282	4,831
Capitalized interest	(66)	(1,062)	(6,548)

Total interest expense, net of capitalized interest	$116,784	$109,689	$93,793

(1)	Issued on October 26, 2009.

Sufficiency of Resources

We believe that cash flows from operations, together with borrowings available under our bank credit facility and existing cash balances, will be sufficient to fund our cash requirements over the next twelve months, including scheduled interest and required principal payments on our outstanding indebtedness, relinquishment payments, planned capital expenditures, distributions to the Tribe and projected working capital needs. However, we can provide no assurance in this regard. Any future investments in Mohegan Sun and Mohegan Sun at Pocono Downs are anticipated to be funded through a combination of operating cash flows and draws under our bank credit facility. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenants under the bank credit facility, line of credit and note indentures, we had approximately $31.4 million of borrowing capacity under the bank credit facility as of September 30, 2010.

As indicated above, our bank credit facility matures on March 9, 2012 and our 2002 senior subordinated notes mature on April 1, 2012. In addition, a substantial portion of our remaining debt matures over the following three fiscal years. We believe that we will need to refinance all or part of our indebtedness at or prior to each maturity thereof in order for us to maintain sufficient resources for our operations. We have engaged Blackstone Advisory Partners, L.P. to assist us in our strategic planning relating to our debt maturities. As discussed above, while our indentures minimum fixed charge coverage ratio remains below 2.0 to 1.0, we will be unable to refinance our existing subordinated indebtedness with senior indebtedness without waivers or consents from certain of our creditors that would not otherwise be required, thus limiting the options available to us to refinance our existing indebtedness. We cannot assure you that we will be able to obtain such waivers or consents or that we will be able to refinance such indebtedness or that financing options available to us, if any, will be on favorable or acceptable terms. Please refer to “Part I. Item 1A. Risk Factors” for further details regarding risks relating to our sufficiency of resources and our debt maturities.

Contractual Obligations and Commitments

The following table presents future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,637,397	$35,397	$1,027,000	$375,000	$200,000
Interest payments on long-term debt (3)	396,278	108,500	152,404	77,744	57,630
Procurement (4)	58,120	17,058	27,770	13,292	-
Capital leases (5)	6,030	681	1,443	1,558	2,348

Total	$2,097,825	$161,636	$1,208,617	$467,594	$259,978

(1)	Represents payment obligations from October 1, 2010 to September 30, 2011.
(2)	Represents long-term debt maturities as of September 30, 2010.
(3)	Represents anticipated interest payments on long-term debt as of September 30, 2010, pursuant to respective debt agreements.
(4)	Represents anticipated expenditures in connection with various agreements entered into with vendors for inventory and other items, exclusive of amounts reflected in our consolidated balance sheets.
(5)	Represents anticipated lease payments to the Tribe relating to property located adjacent to the Tribe’s reservation that is used for parking and access to Mohegan Sun.

In addition to the above listed contractual obligations, we have certain other contractual commitments as of September 30, 2010. The calculation of the estimated payments in the following table are based, in large part, on revenue projections over an extended period of time, as well as other factors that are more fully described below. Since there is a high level of estimation and judgment in the calculation of these liabilities, future events that affect such estimates and judgments may cause the actual payments to materially differ from the current estimates. The amounts included in the following table are estimates, and, while certain agreements are perpetual in term, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years (in thousands):

	Payments due by period
Contractual Commitments	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Combined minimum Slot Win Contribution and free promotional slot play contribution (2)	$190,191	$385,124	$395,101	$1,089,936
Pennsylvania Slot Machine Tax (3)	134,341	275,036	287,655	797,557
Pennsylvania Table Game Tax (4)	7,275	14,204	14,022	38,869
Relinquishment (5)	55,770	113,892	74,999	-
Priority distributions (6)	18,496	38,390	40,333	109,994
Pennsylvania property tax (7)	2,276	4,826	5,610	-
Town of Montville (8)	500	1,000	1,000	2,500

Total	$408,849	$832,472	$818,720	$2,038,856

(1)	Represents payment obligations from October 1, 2010 to September 30, 2011.
(2)	Represents portions of revenues earned on slot machines and free promotional slot plays that must be paid to the State of Connecticut. Slot Win Contribution payments are the lesser of: (1) 30% of gross revenues from slot machines at Mohegan Sun, or (2) the greater of (a) 25% of gross revenues from slot machines at Mohegan Sun or (b) $80.0 million. Free promotional slot play contribution payments are 25% of the face amount of free promotional slot plays in excess of 5.5% of monthly gross revenues from slot machines at Mohegan Sun.

(3)	Represents portion of revenues earned on slot machines that must be paid to the PGCB. Pennsylvania Slot Machine Tax payments are 55% of gross revenues from slot machines at Mohegan Sun at Pocono Downs, 2% of which is subject to a $10.0 million minimum annual threshold.
(4)	Represents portion of revenues earned on table games that must be paid to the PGCB. During the initial two years of table game operations, Pennsylvania Table Game Tax payments are 14%, plus 2% in local share assessments. Following the initial two years of table game operations, Pennsylvania Table Game Tax payments will be reduced to 12%, plus the 2% local share assessments.
(5)	Represents payments made by us to Trading Cove Associates pursuant to the relinquishment agreement. Relinquishment payments are 5% of revenues, as defined under the relinquishment agreement. The payments due reflect our estimates of amounts to be paid under the relinquishment agreement based on Mohegan Sun’s projected revenues over the remaining relinquishment period, which expires on December 31, 2014.
(6)	Represents payments made by us to the Tribe pursuant to a priority distribution agreement. Priority distribution payments are calculated based on our net cash flows, as defined under the priority distribution agreement, and are limited to a maximum amount of $14.0 million, as adjusted annually based on the Consumer Price Index, or the CPI. The payments due reflect our estimates of the maximum amounts to be paid under the priority distribution agreement in each of the years covered by the above table, as adjusted by an annual CPI adjustment of 2.5%.
(7)	Represents remaining annual payments for tax years through 2015 that Downs Racing is required to make to the Wilkes-Barre school district pursuant to a property tax litigation settlement.
(8)	Represents agreed upon annual payments to the Town of Montville of $500,000 to minimize the impact of Tribe’s reservation being held in trust.

Critical Accounting Policies and Estimates

We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate such estimates, including those related to revenue recognition, allowance for doubtful accounts, the liability associated with unredeemed Player’s Club points, self-insurance accruals, the relinquishment liability, asset valuation, contingencies and litigation. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under current circumstances. Actual results could differ from those estimates.

We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize gaming revenues as amounts wagered less prizes paid out. Revenues from food and beverage, hotel, retail, entertainment and other services are recognized at the time the service is performed. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. Percentage rental revenues are recognized in the periods in which the tenants exceed their respective percentage rent thresholds.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our patrons to make required payments, which results in bad debt expense. We assess the adequacy of this allowance by continuously evaluating the related patrons’ financial condition, credit history and current economic conditions. If the financial condition of the related patrons were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We also maintain allowances for doubtful accounts for estimated losses related to reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe and WTG on behalf of the Menominee Tribe for the development of the Cowlitz Project in Clark County, Washington and the Menominee Project in Kenosha, Wisconsin, respectively, to be owned by the Cowlitz Tribe and Menominee Tribe, respectively. Due to the uncertainty in the development of the Cowlitz Project, we maintain a reserve for doubtful collection of the Salishan-Mohegan receivables based on our estimate of the probability that the receivables will be collected. Future developments in the receipt of financing, the relevant land being taken into trust or other matters affecting the Cowlitz Project could affect the collectability of the Salishan-Mohegan receivables and may lead to changes in the allowance for doubtful accounts. The WTG receivables are fully reserved.

Unredeemed Player’s Club Points

We maintain an accrual for unredeemed Player’s Club points. The accrual is based on the estimated cost of the points expected to be redeemed as of the respective balance sheet date. We assess the adequacy of this accrual by periodically evaluating historical redemption experiences and projected trends related to the accrual.

Self-insurance Accruals

We are self-insured up to certain limits for costs associated with workers’ compensation, general liability and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for incurred but not reported claims. In estimating self-insurance accruals, we consider historical loss experiences and make judgments related to the expected levels of costs per claim. Claims are accounted for based on estimates of the undiscounted claims, including those claims incurred but not reported. We believe that the use of these estimates to account for these liabilities provides a consistent and effective way to measure these accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continuously monitor the potential changes in future estimates, evaluate insurance accruals and make adjustments when necessary.

Relinquishment Liability

We have recorded a relinquishment liability based on the estimated present value of our obligations under the relinquishment agreement. We reassess projected revenues and consequently the relinquishment liability: (1) annually in conjunction with our budgeting process, or (2) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment results in an overall increase in projected revenues over the relinquishment period, the relinquishment liability will be increased by 5% of such increase in revenues, discounted at our risk-free rate of investment, which is an incremental layer. If the reassessment results in an overall decrease to projected revenues over the relinquishment period, the relinquishment liability will be decreased by 5% of such decrease in revenues, discounted based upon a weighted-average discount rate, which is a decremental layer. The weighted-average discount rate is defined as the average discount rate used to discount all the previous incremental layers weighted by the amount of each such incremental layer. In addition, we record a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimation and judgment (including those related to estimates of future revenue projections and impact and timing of future competition) in the calculation of this liability, future events that affect such estimates and judgments may cause the actual liability to materially differ from the current estimate.

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded over the estimated useful lives of the assets, other than land, on a straight-line basis. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the improvements. Estimated useful lives by asset categories are as follows:

Buildings and land improvements	40 years
Furniture and equipment	3 - 7 years

The costs of significant improvements are capitalized. Costs of normal repairs and maintenance are expensed as incurred. Gains or losses on disposition of property and equipment are included in the determination of net income.

Our property and equipment are assessed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If it is determined that the carrying amounts may not be recoverable based on current and future levels of income and expected future cash flows, as well as other factors, an impairment loss will be recognized at such time.

Goodwill

The fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania entities, exclusive of capital expenditures requirements. If the carrying value of the goodwill exceeds its fair value, an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds its implied fair value. The income approach requires us to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a market multiple of the Pennsylvania entities. If any of the following occurs, the goodwill may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania entities are not met; (2) if the discount rate increases; (3) if terminal growth rates decrease; or (4) if market multiples decrease.

Other Intangible Assets

The slot machine license and table game operation certificate intangible assets are assessed as a single unit of accounting at least annually for impairment by comparing the fair value of the recorded assets to their carrying value. Their fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania entities, exclusive of a required rate of return of all other assets and exclusive of capital expenditures requirements. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires us to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a perpetual growth rate of the Pennsylvania entities. If any of the following occurs, the intangible asset may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania entities are not met; (2) if the discount rate increases; or (3) if the terminal value decreases.

The Mohegan Sun trademark intangible asset is no longer subject to amortization, as it is deemed to have an indefinite useful life, and is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing the income approach – relief from royalty method based on projected revenues from Mohegan Sun. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires us to make assumptions regarding future revenues, discount rates and the terminal value based on a perpetual growth rate of Mohegan Sun. If any of the following occurs, the Mohegan Sun trademark may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from Mohegan Sun are not met; (2) if the discount rate increases; or (3) if the perpetual growth rate decreases.

The intangible assets associated with the acquisitions of the WNBA franchise and the assets of PCC are assessed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A development rights intangible asset related to the Menominee Project was determined to be fully impaired and was written-off in fiscal 2008.

Litigation

We are a defendant in various litigation matters resulting from our normal course of business. Some of these matters relate to personal injuries to patrons and damages to patrons’ personal assets. We estimate guest claims expense and accrue for such liabilities based upon historical experiences.

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

In January 2010, the FASB issued amended guidance pertaining to fair value measurements and disclosures. The amended guidance requires additional disclosures about significant unobservable inputs and transfers within Level 1 and 2 measurements. This guidance is effective for interim and annual periods beginning after December 15, 2009. We adopted this guidance in our first quarter of fiscal 2010 and its adoption did not impact our financial position, results of operations or cash flows. This guidance also requires enhanced disclosure of activities within Level 3 fair value measurements. Those disclosures are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2010. We do not expect this adoption to impact our financial position, results of operations or cash flows.

In October 2009, we adopted new guidance that requires entities to report non-controlling interests in subsidiaries as equity in the consolidated financial statements. Its adoption required us to modify the presentation of our financial statements, including retrospective application to prior periods. The new guidance also requires the acquiring entity in a business combination, in which control is obtained, to record all assets acquired and liabilities assumed at their respective acquisition-date fair values. It also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. The new provisions related to business combinations will only impact us if we are a party to a business combination after the authoritative guidance has been adopted.

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

In June 2009, the FASB issued guidance to address the elimination of the concept of a qualifying special purpose entity. The new guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, it provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The new guidance is effective for fiscal years beginning after November 15, 2009. We do not expect this adoption to impact our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest accrues on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the bank credit facility. As of September 30, 2010, $527.0 million was drawn on the bank credit facility.

We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.

The following table provides information as of September 30, 2010 about our current financial instruments or debt obligations that are sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt instruments are based on quoted market prices or prices of similar instruments, where applicable, as of September 30, 2010.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$12,691	$250,708	$250,735	$225,764	$150,794	$202,348	$1,093,040	$788,058
Average interest rate	13.4%	8.0%	6.1%	7.1%	6.9%	11.4%	7.9%
Variable rate	$23,387	$527,000	$-	$-	$-	$-	$550,387	$492,417
Average interest rate (1)	3.6%	4.2%	-	-	-	-	4.2%

(1)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $5.5 million.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and notes thereto, referred to in Item 15(a)(1) of this Annual Report on Form 10-K, are filed as part of this report and appear in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”

Based on this assessment, management concluded that, as of September 30, 2010, our internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a non-accelerated filer.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe with legislative and executive authority. Any change in the composition of the Tribal Council results in a corresponding change in our Management Board. The members and their terms are as follows: Allison D. Johnson, Mark F. Brown, Cheryl A. Todd and Thayne D. Hutchins, Jr. are each serving four-year terms expiring in October 2011, while Bruce S. Bozsum, William Quidgeon, Jr., Ralph James Gessner, Jr. and Kathleen M. Regan-Pyne are each serving four-year terms expiring in October 2013. Jonathan S. Hamilton, Sr., who was elected in October 2010 pursuant to a special election to fill a vacancy, is serving a three-year term expiring in October 2013. Members of the Tribal Council are elected by eligible voters of the Tribe following competitive general elections. Vacancies on the Tribal Council, to the extent they arise, are likewise filled by similar general elections. Incumbent members of the Tribal Council have no role in nominating or otherwise identifying Tribal members to serve as candidates in any of these general elections. Accordingly, our Management Board does not maintain a nominating or similar committee. Upon expiration of their respective terms, the eligible voters of the Tribe may re-elect current Tribal Council members who choose to run for reelection or elect new Tribal Council members. See “Part I. Item 1. Business—Mohegan Tribe of Indians of Connecticut” and “Part I. Item 1. Business—Mohegan Tribal Gaming Authority.”

Management Board and Executive Officers

The following table provides information, as of the date of filing, with respect to (1) the members of the Management Board and (2) each of our four executive officers.

Name	Age	Position
Bruce S. Bozsum	50	Chairman and Member, Management Board
Ralph James Gessner, Jr.	41	Vice Chairman and Member, Management Board (1)
Allison D. Johnson	40	Recording Secretary and Member, Management Board (1)
Kathleen M. Regan-Pyne	54	Corresponding Secretary and Member, Management Board
Thayne D. Hutchins, Jr.	39	Treasurer and Member, Management Board (1)
Mark F. Brown	53	Member, Management Board (1)
William Quidgeon, Jr.	48	Member, Management Board (1)
Cheryl A. Todd.	50	Member, Management Board
Jonathan S. Hamilton, Sr.	51	Member, Management Board
Mitchell Grossinger Etess	52	Chief Executive Officer, Mohegan Tribal Gaming Authority
Jeffrey E. Hartmann	49	Chief Operating Officer, Mohegan Tribal Gaming Authority
Leo M. Chupaska	62	Chief Financial Officer, Mohegan Tribal Gaming Authority
Robert J. Soper	38	President of the Pocono Downs entities

(1)	Designates a member of the Audit Committee.

Bruce S. Bozsum—Mr. Bozsum was first seated on the Tribal Council and the Management Board in October 2004. He served as Chairman of the Tribal Council and Management Board from October 2005 until October 2009 and was re-elected Chairman in October 2010. Mr. Bozsum previously served as the Manager of Cultural and Community Programs for the Tribe from 2000 to 2004, and was responsible for educational outreach programs, the annual Wigwam Festival and Cultural Week. Previously, he worked as a Floor Supervisor for the Tribe’s High Stakes Bingo operation.

Ralph James Gessner, Jr.—Mr. Gessner was first seated on the Tribal Council and the Management Board in October 2005, and was re-elected in October 2009. He was elected Vice Chairman in October 2010. Mr. Gessner brings nine years of casino experience to his term on the Management Board. Prior to being seated on the Tribal Council and the Management Board, Mr. Gessner served as Executive Host at Mohegan Sun beginning in 1997, was promoted to Manager and then Director of Executive Hosts and finally to Vice President of Casino Marketing. Mr. Gessner holds a Bachelor’s Degree in hotel and restaurant management from the University of Southwestern Louisiana.

Allison D. Johnson—Ms. Johnson was first seated on the Tribal Council and the Management Board in October 2005, and was re-elected in October 2007. Ms. Johnson served as a Human Resources Manager for the Tribal government from June 2003 to October 2005. Ms. Johnson worked in the Human Resources department at Mohegan Sun from 2000 to 2003, serving as Benefits Manager prior to her employment with the Tribe. Prior thereto, Ms. Johnson held management positions in commercial leasing and retail sales and support. Ms. Johnson served as an Alternate Commissioner for the Tribal Employment Rights Commission. She is a graduate of Miramar College in San Diego, California with a degree in liberal arts.

Kathleen M. Regan-Pyne—Ms. Regan-Pyne was first seated on the Tribal Council and the Management Board in October 2009. Prior to being seated on the Tribal Council and the Management Board, Ms. Regan-Pyne served as the Manager of Tribal Career Development for the Tribe and Mohegan Sun since July 2006. Prior to her employment with the Tribe and Mohegan Sun, Ms. Regan-Pyne worked for over twenty years in the insurance/financial services industry including, most recently, as Director of Life Claims at Lincoln Life & Annuity. Ms. Regan-Pyne is a graduate of Eastern Connecticut State University.

Thayne D. Hutchins, Jr.—Mr. Hutchins was first seated on the Tribal Council and the Management Board in October 2007, after serving as a staff accountant in the finance department of the Tribe for six years. Mr. Hutchins graduated Magna Cum Laude from Eastern Connecticut State University holding a B.A. in Economics with a concentration in accounting.

Mark F. Brown—Mr. Brown has been a member of the Tribal Council and the Management Board since October 1995. He served as Chairman of the Management Board and the Tribal Council from October 2000 until October 2005. Mr. Brown worked with the Tribe’s historian during the period in which the Tribe was working to obtain federal recognition and also served on the Tribal Constitutional Review Board from 1993 to 1995. Mr. Brown served as a law enforcement officer for over twelve years from 1984 to 1997.

William Quidgeon, Jr.—Mr. Quidgeon was first seated on the Tribal Council and the Management Board in October 2005, and was re-elected in October 2009. Mr. Quidgeon served in several capacities for the Tribal government and Mohegan Sun prior to being seated on the Tribal Council and the Management Board, most recently, as Senior Project Manager for the Mohegan Tribal Development Department from 1999 to 2005, where he was responsible for renovations and construction within the casino and Tribal government. He also served as Board Chairman of Mohegan Information Technology Group, a limited liability company majority-owned by the Tribe from 2003 to 2005.

Cheryl A. Todd—Ms. Todd was first seated on the Tribal Council and the Management Board in March 2007, after serving as Executive Assistant to the Chairman of the Management Board for 11 years. As Executive Assistant to the Chairman, Ms. Todd participated in the daily operations of the Tribe, interacting with every department within the government and Mohegan Sun, federal, state and local government representatives, officials from other Indian Nations and corporate and financial executives. In addition to her work experience with the Tribe, Ms. Todd also served on the Mohegan Strategic Planning Committee in 1997 and the Mohegan Election Committee from 1996 to 1999. Prior to her employment with the Tribe, Ms. Todd held multiple positions at the Naval Submarine Base in Groton, Connecticut.

Jonathan S. Hamilton, Sr.—Newly elected to the Tribal Council and Management Board in 2010, Mr. Hamilton previously served for nearly 13 years as the Editor of two Mohegan Tribe publications, Wuskuso and Ni Ya Yo. He also served for thirteen years on the Mohegan Tribe’s Board of Education, including five years as its Chairman. Prior to his experience with the Tribe, Mr. Hamilton was the Associate Editor of SportBoston Magazine, a regional sports periodical, from 1989 to 1990. He also worked as a market analyst for the venture capital firm T.A. Associates from 1986 to 1988. Mr. Hamilton holds a Bachelor’s Degree in English from the University of Massachusetts and earned a law degree from the University of Connecticut School of Law.

Mitchell Grossinger Etess—Mr. Etess assumed the role of Chief Executive Officer of the Authority in May 2006, while continuing in his current role as President and Chief Executive Officer of Mohegan Sun. Mr. Etess has served as the President and Chief Executive Officer of Mohegan Sun since August 2004. We have previously announced that, effective January 1, 2011, Mr. Etess will cede his responsibilities as President and Chief Executive Officer of Mohegan Sun to Jeffrey E. Hartmann, the Authority’s current Chief Operating Officer. Prior to his current roles, Mr. Etess served as Executive Vice President of Marketing of the Authority from October 1999 to August 2004 and served as its Senior Vice President of Marketing from November 1995 to October 1999. Prior to his employment with Mohegan Sun, Mr. Etess was Vice President of Marketing at Players Island and, from 1989 to 1994, was Senior Vice President of Marketing and Hotel Operations at Trump Plaza Hotel and Casino. Prior thereto, Mr. Etess held various management positions in the hospitality and advertising industries.

Jeffrey E. Hartmann—Mr. Hartmann assumed the role of Chief Operating Officer of the Authority in May 2006, while continuing in his current role as Executive Vice President and Chief Operating Officer of Mohegan Sun. Mr. Hartmann has served as the Executive Vice President and Chief Operating Officer of Mohegan Sun since August 2004. As previously announced, effective January 1, 2011, Mr. Hartmann will assume the role of President and Chief Executive Officer of Mohegan Sun. Prior to his current roles, Mr. Hartmann served as Executive Vice President of Finance and the Chief Financial Officer of the Authority from October 1999 through August 2004 and served as its Senior Vice President of Finance and Chief Financial Officer from December 1996 to October 1999. Mr. Hartmann has 15 years experience in the casino and hotel industry. Prior to joining the Authority, Mr. Hartmann worked for Foxwoods from August 1991 to December 1996, including as Vice President of Finance for Foxwoods Management Company. Mr. Hartmann was employed by Coopers & Lybrand, LLP, an independent public accounting firm, as an Audit Manager from 1984 to 1991. Mr. Hartmann is a certified public accountant.

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

Robert J. Soper—Mr. Soper has served as the President of the Pocono Downs entities since January 2005. Prior to assuming this position, Mr. Soper served as Senior Vice President of Administration at Mohegan Sun from 2001 to 2005 and Senior Attorney for the Tribe from 1997 to 2001.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with applicable provisions of the Exchange Act. The Audit Committee is comprised of members from the Management Board. All members of our Audit Committee are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The Management Board has determined that none of its members and, accordingly, no member of the Audit Committee, is a financial expert, meaning that no person has past employment experience in finance or accounting, requisite professional certification in accounting or any other comparable experience or background, which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. However, the Audit Committee is advised on financial matters through a Financial Advisory Committee, comprised of one or more financial experts independent from us.

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

Our philosophy relating to executive compensation is to attract and retain highly qualified people by offering base salaries, cash-based incentive compensation opportunities and other employee benefits at levels that will enable us to offer our executives total compensation opportunities in line with those offered by our industry peers. We face unique challenges in designing our executive compensation program because, as an instrumentality of the Tribe, we cannot offer equity-based compensation to our executives, unlike many of our industry peers. As a result, we strive to design a cash-based compensation program that rewards our executives with competitive compensation while providing proper incentives to achieve our financial and operational objectives at both the operating unit and company-wide levels. Additionally, we strive to ensure that our executive compensation program is straightforward, transparent and understandable.

Role of the Compensation Committee and Senior Management

Our nine-member Management Board, whose members also comprise the Tribal Council, serves as our Compensation Committee and has final authority over the design, negotiation and implementation of our executive compensation program. As more fully described below, Mr. Etess, along with our Senior Vice President of Casino Operations and Vice President of Human Resources of Mohegan Sun, has taken a leading role in the design of our executive compensation program. In addition, acting within the boundaries of our annual budget as approved by the Management Board, Mr. Etess determines the salaries of, and bonuses with respect to non-equity incentive compensation paid to, our executives.

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

During fiscal 2006, a thorough review of our executive compensation program was undertaken with the assistance of Mercer Human Resources Consulting, or Mercer, a nationally-recognized compensation consulting firm. Based on the Mercer review, Mr. Etess, along with other senior members of Mohegan Sun, designed a new cash-based annual incentive compensation program, titled the “Mohegan Sun Executive Compensation Performance Reward Program,” or PRP. During fiscal 2009, as a result of declines in business volumes and uncertainties in the financial markets, we undertook a series of initiatives to reduce expenditures. Among those initiatives was the implementation of a company-wide cost containment program, which included, among other things, employee salary rollbacks, suspension of all annual and merit-based compensation increases, suspension of employer-matching 401(k) contributions and funding of other contributions to the Mohegan Retirement and 401(k) Plan, and suspension of annual cash bonuses, including those under the PRP. Substantially all of these cost-containment initiatives continued through fiscal year 2010. Additional information about the elements of compensation offered to our NEOs in fiscal 2010 is set forth below.

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

During fiscal 2009, we entered into amended employment agreements with Messrs. Etess, Hartmann and Chupaska with base salaries and other benefits that, when combined, provide annual compensation amounts reflecting our need to compete for, and retain, management talent in a competitive environment. Recognizing the negative impact of the then-current economic conditions on our company, the amended employment agreements reflected, among other things, agreements by Messrs. Etess, Hartmann and Chupaska to forgo their 2009 annual salary increases and included a 10% reduction in each NEO’s salary. Also during fiscal 2009, we entered into an employment agreement with Mr. Soper, which provides Mr. Soper with competitive compensation.

Employee Benefits

Our NEOs receive certain employee benefits. For fiscal 2010, these benefits included health insurance, dental and vision coverage, prescription drug plans, long-term disability care and the opportunity to participate in the Tribe’s DCP, retirement and 401(k) plan and flexible spending accounts. However, as discussed earlier, due to the implementation of our company-wide cost containment program, employer-matching of 401(k) contributions and funding of other contributions to the Mohegan Retirement and 401(k) Plan were suspended, and such suspension continued through fiscal 2010. All of our NEOs receive payment of premiums for supplemental long-term disability policies.

Incentive Compensation

We have historically offered our NEOs the opportunity to earn additional incentive compensation in the form of cash bonuses, including those paid under the PRP. However, due to the implementation of our company-

wide cost containment program in fiscal 2009, substantially all of the annual cash bonuses to employees, including those under the PRP, were suspended for fiscal 2010.

Mohegan Sun Executive Compensation Performance Reward Program

Background

In fiscal 2006, Mercer conducted a market pricing assessment of the relative competitiveness of our total cash compensation to our NEOs, other than Mr. Soper, and 25 other senior executives. For the NEOs, other than Mr. Soper, Mercer compared their compensation to that paid to executives in similar positions in publicly-traded companies with similar annual revenues, as well as companies in the leisure, hospitality and gaming industries.

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

In fiscal 2007, in an attempt to bridge the gap in total direct compensation identified by the Mercer review, we developed and implemented a new cash-based incentive compensation program for our executives. The new cash-based incentive compensation program was again offered in fiscal 2008. Messrs. Etess, Hartmann and Chupaska elected to forgo consideration under this program in fiscal 2008. The PRP was not extended to executives serving at the Pocono Downs entities, so Mr. Soper has not participated in the PRP. As noted previously, we suspended annual cash bonuses to all employees, including those under the PRP, in fiscal 2009, and this suspension has continued through fiscal year 2010.

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

During the years in which the PRP is in effect, the actual targets used, and the extent of the “at risk” pool each of the areas comprises, are determined following an annual strategic planning process at the discretion of Mr. Etess in conjunction with the Senior Vice President of Casino Operations, Senior Vice President of Finance and Chief Financial Officer and Vice President of Human Resources of Mohegan Sun.

As previously indicated, we suspended cash bonuses under the PRP in fiscal 2009, and this suspension has continued through fiscal 2010. We are in the process of evaluating the feasibility of re-implementing the PRP for fiscal 2011, and no assurances can be made whether we will re-implement the program.

Compensation Committee Report

The nine-member Management Board serves as our Compensation Committee. The Management Board met with management to review and discuss the preceding Compensation Discussion and Analysis. Based on such review and discussion, the Management Board approved this Compensation Discussion and Analysis and authorized it to be included in this Annual Report on Form 10-K for the 2010 fiscal year.

Management Board

Bruce S. Bozsum

Ralph James Gessner, Jr.

Allison D. Johnson

Kathleen M. Regan-Pyne

Thayne D. Hutchins, Jr.

Mark F. Brown

William Quidgeon, Jr.

Cheryl A. Todd

Jonathan S. Hamilton, Sr.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus (1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (2) ($)	Total ($)
Mitchell Grossinger Etess	2010	1,358,292	-	-	2,254	1,360,546
Chief Executive Officer,	2009	1,367,129	-	-	6,264	1,373,393
Mohegan Tribal Gaming Authority	2008	1,182,899	372,035	-	60,537	1,615,471

Jeffrey E. Hartmann	2010	1,285,566	-	-	1,787	1,287,353
Chief Operating Officer,	2009	1,216,485	-	-	5,586	1,222,071
Mohegan Tribal Gaming Authority	2008	1,079,077	351,738	-	50,119	1,480,934

Leo M. Chupaska	2010	721,856	-	-	3,743	725,599
Chief Financial Officer,	2009	686,430	-	-	5,984	692,414
Mohegan Tribal Gaming Authority	2008	655,093	201,424	-	37,330	893,847

Robert J. Soper	2010	423,687	-	-	21,880	445,567
President and General Manager,	2009	408,485	-	-	1,202	409,687
Mohegan Sun at Pocono Downs	2008	343,624	127,101	-	6,750	477,475

(1)	For fiscal year 2008, the minimum bonus requirements effective under the employment agreements for Messrs. Etess, Hartmann and Chupaska were equal to 33.3% of the annual salary of each of them.
(2)	Amounts reported in this column are comprised of the following:

All Other Compensation Details

NEO	Fiscal Year	401(k) (1) ($)	Executive Insurance (2) ($)	Payment of Income Taxes for Life Insurance Benefits (3) ($)	Retirement Liability (4) ($)	Excess Long-Term Disability (5) ($)	Vacation Time Payout (6) ($)	Total ($)
Mitchell Grossinger Etess	2010	-	1,065	489	-	700	-	2,254
	2009	3,856	1,065	489	228	626	-	6,264
	2008	6,900	30,035	13,780	636	9,186	-	60,537

Jeffrey E. Hartmann	2010	-	745	342	-	700	-	1,787
	2009	3,645	745	342	228	626	-	5,586
	2008	6,900	24,299	11,148	636	7,136	-	50,119

Leo M. Chupaska	2010	-	2,086	957	-	700	-	3,743
	2009	2,087	2,086	957	228	626	-	5,984
	2008	6,900	2,086	957	636	26,751	-	37,330

Robert J. Soper	2010	-	-	-	-	-	21,880	21,880
	2009	1,202	-	-	-	-	-	1,202
	2008	6,750	-	-	-	-	-	6,750

(1)	Employer 401(k) matching contributions.
(2)	Premium payments on life insurance policies owned by individual.
(3)	Reimbursements for the payment of income taxes pertaining to certain life insurance benefits.
(4)	Employer retirement contributions.
(5)	Premium payments on a long-term disability policies.
(6)	Payout of vacation time for cash.

Nonqualified Deferred Compensation

We offer our NEOs the opportunity to participate in the DCP sponsored by the Tribe. The DCP is a non-qualified plan that allows our executives to defer all or a portion of their compensation. We do not make contributions to the DCP on behalf of our executives.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year End ($)
Mitchell Grossinger Etess	732,694	-	374,521	(460,209)	4,697,513
Jeffrey E. Hartmann	678,630	-	347,143	-	5,725,392
Leo M. Chupaska	115,219	-	102,631	-	2,034,587
Robert J. Soper	-	-	-	-	-

NEOs may elect to defer all or a portion of their compensation under the DCP. The amounts deferred by each NEO are deemed to be invested in the fund(s) designated by each NEO from among a number of funds offered under the DCP. NEOs may change their deemed investments from time to time. For fiscal 2010, the following funds were available under the DCP:

Fund Name

Schwab Value Advantage Money Fund

PIMCO Total Return (Instl)

Blackrock Global Allocation

American Beacon Large Cap Value

Schwab S&P 500 Index

Davis New York Venture Fund

American Funds Growth Fund R4

Columbia Mid Cap Value (Z)

Morgan Stanley Inst Mid Growth

Columbia Small Cap Value (Z)

Wells Fargo Adv Small Cap Growth

Thornburg International Value

Lazard Emerging Markets (Inst)

Cohen & Steers Real

Jenn Dry Jenn Utility

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

Potential Payments and Benefits upon Termination or Change in Control

The table below reflects potential payments to our NEOs in the event of a termination of employment, based on the terms of their employment agreements, as described below. The amounts shown represent our reasonable estimates of the amounts which would be paid to the NEOs upon their termination, assuming in each case, that the termination occurred on September 30, 2010, the last business day of fiscal 2010. The actual amounts to be paid can only be determined at the time of the NEO’s separation from the company.

	Salary ($)	Target Bonus ($)	Continuation of Medical Benefits ($)	Penalty Payment (2) ($)	Relocation Expenses ($)	Total ($)
Mitchell Grossinger Etess
Termination without cause	2,640,264	-	19,253	166,650	-	2,826,167
Termination due to medical disability (1)	713,103	-	1,069,654	-	-	1,782,757
Change of Control (3)	-	-	-	-	-	-
Jeffrey E. Hartmann
Termination without cause	2,498,898	-	19,253	166,650	-	2,684,801
Termination due to medical disability (1)	674,922	-	1,012,383	-	-	1,687,305
Change of Control (3)	-	-	-	-	-	-
Leo M. Chupaska
Termination without cause	587,410	-	13,407	-	-	600,817
Termination due to medical disability (1)	378,974	-	568,462	-	-	947,436
Change of Control (3)	-	-	-	-	-	-
Robert J. Soper
Termination without cause	337,759	-	19,138	-	-	356,897
Termination due to medical disability (1)	217,909	-	326,863	-	-	544,772
Change of Control	337,759	-	19,138	-	-	356,897

(1)	Pursuant to the Executive’s agreement, upon termination without cause, the continuation of medical benefits shall be provided by the Authority for a period of one year. For termination due to medical disability, pursuant to the agreement, the Authority is required to provide the Executive’s compensation and benefits for a period of 180 days; thereafter, if the Authority, at it’s option, suspends the Executive’s employment or the Executive is deemed permanently disabled, the Authority shall provide disability insurance coverage providing for payment of 50% of the Executive’s Base salary for a period of two years commencing at the termination or suspension of the agreement.
(2)	Pursuant to the Executive’s agreement, upon termination without cause, in the event the Executive agrees to the early withdraw of his deferred compensation balance, the Authority shall pay the penalty for early withdrawal, including the necessary gross up for income taxes in an amount not to exceed the lesser of the actual penalty or $166,650 if such withdrawal occurs on or before December 31, 2010. The Authority shall not be required to pay any portion of any penalty incurred for early withdrawal occurring after December 31, 2010. The above payment is assuming the Executive withdraws his deferred compensation on or before December 31, 2010, in which case, the Authority will pay the lesser of the actual penalty or $166,650.
(3)	The NEO’s agreement contains no Change of Control provision due to the Authority’s soverignty.

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

Mr. Soper. Under our employment agreement with Mr. Soper, which expires on June 30, 2011 subject to a three year renewal, we may terminate his employment for cause, substantially as defined above. In the event that we terminate Mr. Soper for cause, he is not entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Soper is entitled to receive a severance payment in the amount of his base annual salary from the date of termination to the expiration date of the agreement, except in the event of a sale of the business. In such event, if Mr. Soper is not employed in substantially the same position at the same compensation by the purchaser of the business or by another casino operated directly or indirectly by us, Mr. Soper is entitled to receive severance in the amount of his base annual salary from the date of termination and for a period equal to the lesser of: (1) one year, or (2) through the expiration of the agreement (without regard to any renewal right after the date of termination). Mr. Soper’s severance shall be payable in the same amount and at the same intervals as would have been paid had his employment continued.

Compensation of the Management Board

The following table provides compensation information for each member of our Management Board during fiscal 2010.

Name	Fees Earned ($)	All Other Compensation (1) ($)	Total ($)
Marilynn R. Malerba (2)	157,962	272	158,234
Bruce S. Bozsum*	163,177	247	163,424
Ralph James Gessner, Jr*	130,051	198	130,249
Allison D. Johnson*	130,051	198	130,249
Kathleen M. Regan-Pyne*	125,143	198	125,341
Thayne D. Hutchins, Jr.*	130,051	198	130,249
Mark F. Brown*	175,910	501	176,411
William Quidgeon, Jr*	130,051	198	130,249
Cheryl A. Todd*	130,051	198	130,249
Mark W. Hamilton (3)	4,908	15	4,923
Jonathan S. Hamilton, Sr.* (4)	-	-	-

*	Represents current management board members.
(1)	Represents payment of premiums on life insurance policies of which the member is the owner.
(2)	Vacated position as member of the Management Board on August 15, 2010 to assume the role of Chief of the Mohegan Tribe.
(3)	Term expired effective October 4, 2009.
(4)	Succeeded Ms. Malerba effective October 18, 2010. Did not receive any compensation during the fiscal year ended September 30, 2010.

Members of the Management Board are paid annual salaries by the Tribe for their services as members of the Tribal Council. Due to the dual role played by these individuals in our governance, as well as the Tribe’s, under the terms of an arrangement established at the time of Mohegan Sun’s inception, we are responsible to fund a portion of the compensation paid to the Tribal Council. For fiscal 2010, we were allocated 60% of such payment obligations, based on consideration of the amount of time that the Tribal Council functioned in its capacity as the Management Board as opposed to its capacity as the Tribal Council, including participation in weekly Management Board meetings, weekly meetings with the Authority’s executive team and bi-weekly executive committee meetings. In addition, certain members of the Tribal Council make periodic trips to Mohegan Sun at Pocono Downs. We believe that the fiscal 2011 activities of the Tribal Council will be consistent with their fiscal 2010 activities and as such we expect to fund 60% of their fiscal 2011 compensation.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Procedure for Review of Related Party Transactions

Potential conflicts of interest, including related party transactions reportable under Securities and Exchange Commission rules, must be approved in advance. We have a code of ethics, located on our website at “www.mtga.com”, which applies to our Chief Executive Officer, or principal executive officer, our Chief Financial Officer, or principal financial officer, and all other executive officers, whom we collectively refer to as our principal officers and specifically addresses conflicts of interest. Under our code of ethics, principal officers with actual or potential conflicts of interest must disclose such conflicts to the Director of Regulation, his designee or the Chairman of our Management Board. Consistent with our practice, only our Management Board may waive provisions of our code of ethics.

Our Management Board reviews all transactions between us and our principal officers. In addition, our corporate governance practices include procedures for discussing and assessing relationships, including business, financial and family member, among us and our principal officers, as applicable. Our Management Board also reviews transactions with principal officers, on a case-by-case basis, to determine whether a conflict of interest exists. In addition, our Management Board ensures that directors voting on such matters have no interest in the matter and discusses transactions with counsel as deemed necessary.

Transactions between the Tribe, the Authority and the Authority’s Subsidiaries

In September 2010, the Tribe contributed a building located adjacent to Mohegan Sun to us. We recorded this asset contribution as a capital contribution at its book value of $5.5 million, which was included in property and equipment.

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, LLC, or the Mohegan Tribe promissory note, which was used to repay revolving loans under the Salishan credit facility. On September 30, 2010, Salishan-Mohegan, LLC entered into an amendment to the terms the Mohegan Tribe promissory note to extend the maturity date from September 30, 2010 to January 5, 2011. The Mohegan Tribe promissory note accrues interest at an annual rate of 15.0%. Accrued interest is paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity. We have commenced discussions with the Tribe to extend the maturity date of the

Mohegan Tribe promissory note; however, we can provide no assurance of the terms of such extension or whether such extension will be granted. For the fiscal years ended September 30, 2010 and 2009, we incurred interest expense associated with the Mohegan Tribe promissory note of $1.5 million and $4,000, respectively.

In March 2007, we formed Mohegan Ventures Wisconsin, LLC, or MVW, as our wholly-owned subsidiary to own a membership interest in Wisconsin Tribal Gaming, LLC, or WTG. WTG was formed by us to participate in the development of a proposed casino to be owned by the federally-recognized Menominee Indian Tribe of Wisconsin and to be located in Kenosha, Wisconsin, or the Menominee Project. At inception, MVW held an 85.4% membership interest in WTG and Mohegan Ventures, LLC, or MV, a wholly-owned subsidiary of the Tribe, held the remaining 14.6% membership interest. In September 2010, MV surrendered its membership interest in WTG, subject to rights to future reimbursement of its contributions to WTG.

Services Provided by the Tribe to the Authority

The Tribe provides governmental and certain administrative services to us in connection with the operation of Mohegan Sun. For the fiscal years ended September 30, 2010, 2009 and 2008, we incurred expenses for such services of $28.0 million, $23.7 million and $23.9 million, respectively.

We purchase the majority of our utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. For the fiscal years ended September 30, 2010, 2009 and 2008, we incurred costs for such utilities of $24.4 million, $22.6 million and $23.6 million, respectively.

Leases by the Tribe to the Authority

We lease the land on which Mohegan Sun is located from the Tribe under a long-term lease agreement. The agreement requires us to make a nominal annual rental fee. This lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration.

We also are a tenant under a land lease agreement with the Tribe for access to Mohegan Sun. For each of the fiscal years ended September 30, 2010, 2009 and 2008, we expensed $50,000 relating to this land lease agreement.

In addition, in July 2008, we entered into a land lease agreement with the Tribe, replacing a prior land lease agreement, relating to property located adjacent to the Tribe’s reservation that is utilized by Mohegan Sun for employee parking. This agreement requires us to make monthly payments equaling $75,000 until maturity on June 30, 2018. In July 2009, we entered into an additional land lease agreement with the Tribe relating to property located adjacent to the Tribe’s reservation that is utilized for parking and access to Mohegan Sun. This agreement requires us to make monthly payments equaling $30,000 through June 30, 2010 and monthly payments equaling $100 subsequent to June 30, 2010 until maturity on June 30, 2018. We classified the leases as capital leases for financial reporting purposes due to the existence of bargain purchase options at the expiration of the leases.

Distributions by the Authority to the Tribe

In August 2001, we and the Tribe entered into an agreement, or the priority distribution agreement, which stipulates that we must make monthly payments to the Tribe to the extent of our net cash flow, as defined under the priority distribution agreement. The priority distribution agreement, which has a perpetual term, limits the maximum aggregate priority distribution payments in each calendar year to $14.0 million, as adjusted annually in accordance with a formula specified in the priority distribution agreement to reflect the effects of inflation. Payments under the priority distribution agreement do not reduce our obligations to reimburse the Tribe for governmental and administrative services provided by the Tribe or to make payments under any other agreements with the Tribe. Monthly priority distribution payments under the priority distribution agreement are limited obligations payable only to the extent of our net cash flow, as defined under the priority distribution agreement, and are not secured by a lien or encumbrance on any of our assets or properties. For the fiscal years ended September 30, 2010, 2009 and 2008, we reflected payments associated with the priority distribution agreement totaling $18.0 million, $17.9 million and $17.3 million, respectively.

For the fiscal years ended September 30, 2010, 2009 and 2008, in compliance with restrictive financial covenants under our bank credit facility, line of credit and note indentures, we distributed to the Tribe $43.5 million, $53.6 million and $62.7 million, respectively, net of the priority distribution payments of $18.0 million, $17.9 million and $17.3 million, respectively.

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

As of September 30, 2010, approximately 130 of our employees were members of the Tribe.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for fiscal 2010 and 2009 and the aggregate fees paid or accrued for audit-related services and all other services rendered by PricewaterhouseCoopers LLP for fiscal 2010 and 2009.

	Fiscal Year 2010	Fiscal Year 2009
Audit fees	$843,783	$710,888
Audit-related fees	18,000	47,660
Tax fees	4,500	4,250
All other fees	3,000	3,000

Total	$869,283	$765,798

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

A(1). Financial Statements

The following financial statements and reports appear in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference in Part II, Item 8:

A(2). Financial Statement Schedules

The following schedule appears on page S-1 of this Annual Report on Form 10-K and is incorporated herein by reference:

Schedule II—Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended September 30, 2010, 2009 and 2008

Schedules other than the above listed are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

A(3). Exhibits

The exhibits to this Annual Report on Form 10-K are listed on the exhibit index, which appears elsewhere herein and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 29, 2010.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/s/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman, Management Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 29, 2010.

Signature	Title

/S/ BRUCE S. BOZSUM Bruce S. Bozsum	Chairman and Member, Management Board

/S/ RALPH JAMES GESSNER JR. Ralph James Gessner Jr.	Vice Chairman and Member, Management Board

/S/ MITCHELL GROSSINGER ETESS Mitchell Grossinger Etess	Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

/S/ LEO M. CHUPASKA Leo M. Chupaska	Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

/S/ ALLISON D. JOHNSON Allison D. Johnson	Recording Secretary and Member, Management Board

/S/ KATHLEEN M. REGAN-PYNE Kathleen M. Regan-Pyne	Corresponding Secretary and Member, Management Board

/S/ THAYNE D. HUTCHINS JR. Thayne D. Hutchins Jr.	Treasurer and Member, Management Board

/S/ MARK F. BROWN Mark F. Brown	Member, Management Board

/S/ WILLIAM QUIDGEON JR. William Quidgeon Jr.	Member, Management Board

/S/ CHERYL A. TODD Cheryl A. Todd	Member, Management Board

/S/ JONATHAN S. HAMILTON SR. Jonathan S. Hamilton Sr.	Member, Management Board

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

the Mohegan Tribal Gaming Authority:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index, Schedule II—Valuation and Qualifying Accounts and Reserves, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Authority’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 3 to the consolidated financial statements, the Authority changed the way it accounts for non-controlling interests as of October 1, 2009.

/s/ PricewaterhouseCoopers, LLP

Hartford, CT

December 29, 2010

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$63,897	$64,664
Restricted cash	1,246	1,899
Receivables, net	24,893	23,360
Inventories	14,519	15,521
Other current assets	26,062	25,578

Total current assets	130,617	131,022

Non-current assets:
Property and equipment, net	1,573,153	1,676,763
Goodwill	39,459	39,459
Other intangible assets, net	406,747	389,914
Other assets, net	50,647	57,925

Total assets	$2,200,623	$2,295,083

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$25,397	$26,430
Current portion of relinquishment liability	69,031	71,912
Due to Mohegan Tribe	10,000	-
Current portion of capital leases	681	919
Trade payables	18,275	19,900
Construction payables	14,408	18,959
Accrued interest payable	26,849	16,356
Other current liabilities	140,407	124,834

Total current liabilities	305,048	279,310

Non-current liabilities:
Long-term debt, net of current portion	1,596,122	1,593,185
Relinquishment liability, net of current portion	161,692	226,511
Due to Mohegan Tribe	-	10,000
Capital leases, net of current portion	5,349	6,030
Other long-term liabilities	368	362

Total liabilities	2,068,579	2,115,398
Commitments and Contingencies
Capital:
Retained earnings	129,476	175,855

Mohegan Tribal Gaming Authority capital	129,476	175,855
Non-controlling interests	2,568	3,830

Total capital	132,044	179,685

Total liabilities and capital	$2,200,623	$2,295,083

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	For the Fiscal Year Ended September 30, 2010	For the Fiscal Year Ended September 30, 2009	For the Fiscal Year Ended September 30, 2008
Revenues:
Gaming	$1,286,518	$1,317,341	$1,410,774
Food and beverage	96,588	93,105	103,968
Hotel	38,261	39,567	48,740
Retail, entertainment and other	118,259	122,701	144,256

Gross revenues	1,539,626	1,572,714	1,707,738
Less—Promotional allowances	(117,664)	(117,597)	(135,555)

Net revenues	1,421,962	1,455,117	1,572,183

Operating costs and expenses:
Gaming	820,274	833,088	892,034
Food and beverage	45,345	42,720	49,951
Hotel	13,770	13,513	17,314
Retail, entertainment and other	37,454	42,290	56,848
Advertising, general and administrative	206,099	205,650	229,407
Corporate	18,260	17,227	25,188
Pre-opening	2,782	282	4,652
Depreciation and amortization	97,289	103,279	102,370
Impairment of assets related to Project Horizon	58,079	-	-
Severance	9,865	-	-
Relinquishment liability reassessment	(26,512)	(45,678)	(68,947)

Total operating costs and expenses	1,282,705	1,212,371	1,308,817

Income from operations	139,257	242,746	263,366

Other income (expense):
Accretion of discount to the relinquishment liability	(15,426)	(20,425)	(27,085)
Interest income	2,755	3,912	3,795
Interest expense, net of capitalized interest	(116,784)	(109,689)	(93,793)
Gain (loss) on early extinguishment of debt	(1,584)	8,466	-
Write-off of debt issuance costs	(338)	-	-
Other income (expense), net	(426)	(7,658)	248

Total other expense	(131,803)	(125,394)	(116,835)

Net income	7,454	117,352	146,531
Loss attributable to non-controlling interests	2,258	1,992	2,729

Net income attributable to Mohegan Tribal Gaming Authority	$9,712	$119,344	$149,260

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, September 30, 2007	$62,684	$58,751	$3,933
Contributions from members	2,054	-	2,054
Net income (loss)	146,531	149,260	(2,729)
Distributions to Tribe	(80,000)	(80,000)	-

Balance, September 30, 2008	131,269	128,011	3,258

Contributions from members	2,564	-	2,564
Net income (loss)	117,352	119,344	(1,992)
Distributions to Tribe	(71,500)	(71,500)	-

Balance, September 30, 2009	179,685	175,855	3,830

Contributions from Tribe	5,487	5,409	78
Contributions from members	918	-	918
Net income (loss)	7,454	9,712	(2,258)
Distributions to Tribe	(61,500)	(61,500)	-

Balance, September 30, 2010	$132,044	$129,476	$2,568

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended September 30, 2010	For the Fiscal Year Ended September 30, 2009	For the Fiscal Year Ended September 30, 2008
Cash flows provided by (used in) operating activities:
Net income	$7,454	$117,352	$146,531
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	97,289	103,279	102,370
Relinquishment liability reassessment	(26,512)	(45,678)	(68,947)
Accretion of discount to the relinquishment liability	15,426	20,425	27,085
Cash paid for accretion of discount to the relinquishment liability	(16,675)	(22,090)	(27,762)
Impairment of assets related to Project Horizon	58,079	-	-
Net loss on disposition of assets	853	5,697	295
Provision for losses on receivables	2,551	9,937	18,338
Loss (gain) on early extinguishment of debt	1,584	(8,466)	-
Write-off of debt issuance costs	338	-	-
Forgiveness of Menominee Kenosha Gaming Authority Promissory Note	(600)	-	-
Amortization of debt issuance costs	7,206	8,282	4,831
Accretion of bond discount	546	-	-
Amortization of net deferred gain on settlement of derivative instruments	(467)	228	455
Loss on amendment to the purchase agreement for Mohegan Sun at Pocono Downs	-	1,646	-
Accretion of discount on amendment to the purchase agreement for Mohegan Sun at Pocono Downs	-	(430)	(1,246)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(2,935)	10,269	(24,977)
Decrease (increase) in inventories	1,031	2,410	(812)
Decrease (increase) in other assets	155	(6,327)	(8,603)
(Decrease) increase in trade payables	(1,625)	(4,086)	6,600
Increase (decrease) in other liabilities	26,808	(22,251)	(3,486)

Net cash flows provided by operating activities	170,506	170,197	170,672

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of (decrease) increase in construction payables of $(4,551), $(83,702) and $66,259, respectively	(48,095)	(177,234)	(317,429)
Payment of table games authorization fee	(16,500)	-	-
Proceeds from Commonwealth of Pennsylvania’s facility improvement grant	1,000	2,000	-
Issuance of third-party loans and advances	(1,054)	(3,858)	(8,933)
Payments received on third-party loans	221	232	623
Decrease (increase) in restricted cash, net	312	1,320	(2,096)
Proceeds from asset sales	37	123	785
Proceeds from amendment to the purchase agreement for Mohegan Sun at Pocono Downs	-	20,063	7,000

Net cash flows used in investing activities	(64,079)	(157,354)	(320,050)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	368,000	1,052,000	575,000
Bank Credit Facility repayments - revolving loan	(407,000)	(486,000)	(608,000)
Bank Credit Facility borrowings - term loan	-	-	300,000
Bank Credit Facility repayments - term loan	(147,000)	(153,000)	-
Salishan Credit Facility borrowings - revolving loan	1,750	2,250	3,750
Salishan Credit Facility repayments - revolving loan	-	(10,000)	-
Line of Credit borrowings	531,580	547,230	565,746
Line of Credit repayments	(536,373)	(537,987)	(579,399)
Proceeds from issuance of Second Lien Senior Secured Notes, net of discount	192,468	-	-
Borrowings from the Mohegan Tribe	-	10,000	8,333
Payments to the Mohegan Tribe	-	-	(8,333)
Payments on long-term debt	(1,000)	(336,806)	(1,000)
Principal portion of relinquishment liability payments	(39,939)	(39,602)	(48,352)
Distributions to Tribe	(61,500)	(71,500)	(80,000)
Capitalized debt issuance costs	(8,179)	(9,810)	(2,775)
Payments on capital lease obligations	(919)	(718)	(177)
Non-controlling interest contributions	918	2,564	2,054

Net cash flows (used in) provided by financing activities	(107,194)	(31,379)	126,847

Net decrease in cash and cash equivalents	(767)	(18,536)	(22,531)
Cash and cash equivalents at beginning of year	64,664	83,200	105,731

Cash and cash equivalents at end of year	$63,897	$64,664	$83,200

Supplemental disclosure:
Cash paid during the year for interest	$99,072	$106,008	$95,204
Non-cash asset contribution from Tribe	$5,487	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe” or the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Tribe is a federally-recognized Indian tribe with an approximately 507-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988 (“IGRA”), federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut entered into such a compact (the “Mohegan Compact”), which was approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. In October 1996, the Authority opened a gaming and entertainment complex known as Mohegan Sun. The Authority is governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in the Authority’s Management Board.

As of September 30, 2010, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”) and MTGA Gaming, LLC (“MTGA Gaming”). MBC owns and operates the Connecticut Sun, a professional basketball team in the Women’s National Basketball Association (the “WNBA”), and owns approximately 3.8% of the membership interest in WNBA, LLC. Mohegan Golf owns and operates the Mohegan Sun Country Club at Pautipaug golf course in Southeastern Connecticut (“Mohegan Sun Country Club”).

MCV-PA holds a 0.01% general partnership interest in Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P., while the Authority holds the remaining 99.99% limited partnership interest in each such entity. Downs Racing, L.P. (“Downs Racing”) owns and operates Mohegan Sun at Pocono Downs, a gaming and entertainment facility located in Plains Township, Pennsylvania, and several off-track wagering facilities located elsewhere in Pennsylvania (collectively, the “Pennsylvania Entities”). The Authority views Mohegan Sun and the properties owned by the Pennsylvania Entities as two separate operating segments.

Mohegan Ventures-NW and the Tribe hold 49.15% and 7.85% membership interests in Salishan-Mohegan, LLC (“Salishan-Mohegan”), respectively, which was formed with an unrelated third-party to participate in the development and management of a proposed casino to be owned by the federally-recognized Cowlitz Indian Tribe of Washington (the “Cowlitz Tribe”) and to be located in Clark County, Washington (the “Cowlitz Project”).

MVW holds a 100% membership interest in Wisconsin Tribal Gaming, LLC (“WTG”), which was formed to participate in the development of a proposed casino to be owned by the federally-recognized Menominee Indian Tribe of Wisconsin (the “Menominee Tribe”) and to be located in Kenosha, Wisconsin (the “Menominee Project”).

MTGA Gaming and the Tribe hold 49% and 51% membership interests in Mohegan Gaming & Hospitality, LLC (“MG&H”), respectively. MG&H holds a 100% membership interest in Mohegan Resorts, LLC (“Mohegan Resorts”). Certain of the Authority’s and the Tribe’s diversification efforts are conducted, either directly or indirectly, through MG&H and Mohegan Resorts. Mohegan Resorts currently holds a 100% membership interest in Mohegan Resorts Mass, LLC, which was formed to pursue potential gaming opportunities in the Commonwealth of Massachusetts.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—LIQUIDITY AND FINANCIAL POSITION

Based on the Authority’s forecast for fiscal 2011, the Authority estimates that cash flows from operations, together with borrowings available under its Bank Credit Facility and existing cash balances, will be sufficient to fund its cash requirements over the next twelve months, including scheduled interest and required principal payments on its outstanding indebtedness, relinquishment payments, planned capital expenditures, distributions to the Tribe and projected working capital needs. The Authority continues to monitor revenues and expenditures to ensure continued compliance with applicable financial covenants contained in its Bank Credit Facility and may need to implement further cost containment initiatives based upon future operating results to maintain compliance. If the Authority were unable to sufficiently increase revenues or offset any future declines in revenues by effecting further cost containment initiatives, it may not be able to satisfy its financial covenants under the Bank Credit Facility. In such event, the Authority would need to obtain waivers or amendments from its creditors; however, no assurance can be made that the Authority would be able to obtain such waivers or amendments. If the Authority were unable to obtain such waivers or amendments, it would be in default under its Bank Credit Facility, which could result in cross-defaults under its other indebtedness. If such defaults or cross-defaults were to occur, it would allow the Authority’s lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. If such acceleration were to occur, there can be no assurance that the Authority would be able to obtain the financing necessary to repay such accelerated indebtedness.

As discussed in Note 7, the Authority’s Bank Credit Facility matures on March 9, 2012 and its 2002 Senior Subordinated Notes mature on April 1, 2012. In addition, a substantial portion of the Authority’s remaining indebtedness matures over the following three fiscal years. The Authority believes that it will need to refinance all or part of its indebtedness at or prior to each maturity thereof in order to maintain sufficient resources for its operations. The Authority has engaged Blackstone Advisory Partners, L.P. to assist in its strategic planning relating to its debt maturities. As further discussed in Note 7, the Authority’s minimum fixed charge coverage ratio is currently below 2.0 to 1.0. While this minimum fixed charge coverage ratio remains below 2.0 to 1.0, the Authority will be unable to refinance its existing subordinated indebtedness with senior indebtedness without applicable waivers or consents from its noteholders, thus limiting the options available to the Authority to refinance its existing indebtedness. The Authority can provide no assurance that it will be able to obtain such waivers or consents or that it will be able to refinance its existing indebtedness or that financing options available to it, if any, will be on favorable or acceptable terms.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management’s Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Authority to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The most significant estimates included in the accompanying consolidated financial statements relate to allowance for doubtful accounts, the liability associated with unredeemed Player’s Club points, self-insurance accruals, the relinquishment liability, asset valuation, contingencies and litigation. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the accompanying consolidated financial statements for fiscal 2009 and 2008 were reclassified to conform to fiscal 2010 presentation.

Cash and Cash Equivalents

The Authority classifies deposits that can be redeemed on demand and investments with an original maturity of three months or less when purchased as cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. For financial reporting purposes, cash and cash equivalents include all operating cash and in-house funds.

Restricted Cash

The Authority classifies deposits that are contractually restricted as to their withdrawal or use as restricted cash. As of September 30, 2010 and 2009, restricted cash was comprised of amounts set aside by Downs Racing pursuant to the Race Horse Development and Gaming Act of 2004 (the “Pennsylvania Gaming Act”) and Pennsylvania state statutes. The Pennsylvania Gaming Act requires Downs Racing to deposit a percentage of gross revenues from slot machines into a separate interest bearing account for the benefit of horsemen, through purses and health and pension benefits, and breeders. In addition, Pennsylvania state statutes require Downs Racing to deposit net amounts received from the sale of lottery tickets into a designated account.

Receivables

Accounts receivable consists primarily of casino receivables, which represent credit extended to approved casino patrons, and hotel and other non-gaming receivables. The Authority maintains an allowance for doubtful accounts, which is based on the Authority’s estimate of the amount expected to be uncollectible considering historical experience, creditworthiness of the related patron and all other available information. Future business or economic trends could affect the collectability of these receivables.

Receivables from affiliates, which are included in other assets, net, in the accompanying consolidated balance sheets, consist primarily of reimbursable costs and expenses advanced by WTG on behalf of the Menominee Tribe for the Menominee Project (refer to Note 14) and Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project (refer to Note 15). A portion of the WTG receivables is payable upon the receipt of necessary financing for the development of the proposed casino, subject to certain conditions. The WTG receivables are fully reserved. The Salishan-Mohegan receivables are payable upon: (1) the receipt of necessary financing for the development of the proposed casino, and (2) the related property being taken into trust by the United States Department of the Interior. Due to the uncertainty in the development of the Cowlitz Project, the Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Authority’s estimate of the probability that the receivables will be collected. Future developments in the receipt of financing, the relevant land being taken into trust or other matters affecting the Cowlitz Project could affect the collectability of the Salishan-Mohegan receivables.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of food and beverage, retail, hotel and operating supplies. Cost is determined using the Average Cost Method. The Authority reduces the carrying value of slow-moving inventory to net realizable value, based on the Authority’s estimate of the amount of inventory that may not be utilized in future casino operations considering the duration of time items are held in inventory and the plans to utilize such inventory. Future business trends could affect the timely use of inventories.

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded over the estimated useful lives of the assets, other than land, on a straight-line basis. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the improvements. Estimated useful lives by asset categories are as follows:

Buildings and land improvements	40 years
Furniture and equipment	3 - 7 years

The costs of significant improvements are capitalized. Costs of normal repairs and maintenance are expensed as incurred. Gains or losses on disposition of property and equipment are included in the determination of net income.

The Authority’s property and equipment are assessed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If it is determined that the carrying amounts may not be recoverable based on current and future levels of income and expected future cash flows, as well as other factors, an impairment loss will be recognized at such time. As of September 30, 2010, the Authority assessed the relevant assets for impairment and determined that certain assets related to the suspended elements of Mohegan Sun’s Project Horizon expansion project did not have any future benefit to the Authority. Accordingly, the Authority recognized a $58.1 million impairment charge, which was recorded in the accompanying consolidated statement of income for the fiscal year ended September 30, 2010 (refer to Note 5).

Capitalized Interest

Interest costs incurred with major development and construction projects are capitalized and included in the cost of the respective project. Under instances where no debt is directly incurred for a project, interest is capitalized on amounts expended on the project utilizing the weighted-average interest cost of the Authority’s outstanding borrowings. Capitalization of interest ceases when a project is substantially completed or development activity is suspended for an extended period of time.

Goodwill

In accordance with authoritative guidance issued by the FASB pertaining to goodwill, the goodwill associated with the acquisition of the Pennsylvania Entities is not subject to amortization, but is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an income approach based on projected discounted cash flows from the Pennsylvania Entities, exclusive of capital expenditures requirements. If the carrying value of the goodwill exceeds its fair value, an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds its implied fair value. The income approach requires the Authority to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a market multiple of the Pennsylvania Entities. As of September 30, 2010 and 2009, the Authority assessed the goodwill for impairment and determined that no impairment existed. If any of the following occurs, the goodwill may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania Entities are not met; (2) if the discount rate increases; (3) if terminal growth rates decrease; or (4) if market multiples decrease.

Other Intangible Assets

Intangible assets relate primarily to the acquisitions of the Pennsylvania Entities, the WNBA franchise and the assets of Pautipaug Country Club Inc. (“PCC”).

In connection with the acquisition of the Pennsylvania Entities, the Authority recorded a slot machine license intangible asset of $214.0 million. In October 2006, a one-time slot machine license fee of $50.0 million was paid to the Pennsylvania Gaming Control Board (the “PGCB”) and added to the existing slot machine license intangible asset. The total slot machine license intangible asset of $264.0 million, with an indefinite useful life, was included in other intangible assets, net, in the accompanying consolidated balance sheets.

On January 7, 2010, the Commonwealth of Pennsylvania amended the Pennsylvania Race Horse Development and Gaming Act to allow licensed slot machine operators in the Commonwealth of Pennsylvania to obtain a table game operation certificate and operate certain table games, including poker, subject to approval by the PGCB and payment of a one-time table games authorization fee. On March 16, 2010, the PGCB authorized a table game operation certificate for Downs Racing, and, on June 1, 2010, the one-time table games authorization fee of $16.5 million was paid to the PGCB and classified as an intangible asset, with an indefinite useful life. The table game operation certificate intangible asset was included in other intangible assets, net, in the accompanying consolidated balance sheet as of September 30, 2010.

The slot machine license and table game operation certificate intangible assets are assessed as a single unit of accounting at least annually for impairment by comparing the fair value of the recorded assets to their carrying value. Their fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania Entities, exclusive of a required rate of return of all other assets and exclusive of capital expenditures requirements. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires the Authority to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a perpetual growth rate of the Pennsylvania Entities. As of September 30, 2010 and 2009, the Authority assessed the intangible asset for impairment and determined that no impairment existed. If any of the following occurs, the intangible asset may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania Entities are not met; (2) if the discount rate increases; or (3) if the terminal value decreases.

The intangible assets associated with the acquisitions of the WNBA franchise and the assets of PCC are assessed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In accordance with authoritative guidance issued by the FASB pertaining to intangible assets, a development rights intangible asset related to the Menominee Project was determined to be fully impaired and was written-off in fiscal 2008.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Relinquishment Agreement (refer to Note 12), Trading Cove Associates (“TCA”) granted the Authority an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights, including the “Mohegan Sun” name, utilized by or developed for Mohegan Sun. The Mohegan Sun trademark intangible asset is no longer subject to amortization, as it is deemed to have an indefinite useful life, and is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing the income approach – relief from royalty method based on projected revenues from Mohegan Sun. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires the Authority to make assumptions regarding future revenues, discount rates and the terminal value based on a perpetual growth rate of Mohegan Sun. As of September 30, 2010 and 2009, the Authority assessed the Mohegan Sun trademark for impairment and determined that no impairment existed. If any of the following occurs, the Mohegan Sun trademark may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows from Mohegan Sun are not met; (2) if the discount rate increases; or (3) if the perpetual growth rate decreases. The Mohegan Sun trademark intangible asset of $119.7 million was included in other intangible assets, net, in the accompanying consolidated balance sheet as of September 30, 2010 and 2009.

Deferred Financing Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreements on a straight-line basis, which approximates the Effective Interest Method. Unamortized amounts were included in other assets, net, in the accompanying consolidated balance sheets.

Unredeemed Player’s Club Points

The Authority maintains an accrual for unredeemed Player’s Club points. The accrual is based on the estimated cost of the points expected to be redeemed as of the respective balance sheet date. The Authority assesses the adequacy of this accrual by periodically evaluating historical redemption experiences and projected trends related to the accrual. Actual results could differ from those estimates.

Base Jackpots

Base jackpots represent the fixed minimum amount of payouts from slot machines for a specific combination. The Authority records base jackpots to revenues when established. These amounts were included in other current liabilities in the accompanying consolidated balance sheets.

Self-insurance Accruals

The Authority is self-insured up to certain limits for costs associated with workers’ compensation, general liability and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for incurred but not reported claims. These accruals were included in other current liabilities in the accompanying consolidated balance sheets. In estimating self-insurance accruals, the Authority considers historical loss experiences and makes judgments related to the expected levels of costs per claim. Claims are accounted for based on estimates of the undiscounted claims, including those claims incurred but not reported. The Authority believes that the use of these estimates to account for these liabilities provides a consistent and effective way to measure these accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. The Authority continuously monitors the potential changes in future estimates, evaluates insurance accruals and makes adjustments when necessary.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Relinquishment Liability

In accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, the Authority recorded the relinquishment liability based on the estimated present value of its obligations under the Relinquishment Agreement (refer to Note 12). The Authority reassesses projected revenues and consequently the relinquishment liability: (1) annually in conjunction with its budgeting process, or (2) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment results in an overall increase in projected revenues over the relinquishment period, the relinquishment liability will be increased by 5% of such increase in revenues, discounted at the Authority’s risk-free rate of investment, which is an incremental layer. If the reassessment results in an overall decrease to projected revenues over the relinquishment period, the relinquishment liability will be decreased by 5% of such decrease in revenues, discounted based upon a weighted-average discount rate, which is a decremental layer. The weighted-average discount rate is defined as the average discount rate used to discount all the previous incremental layers weighted by the amount of each such incremental layer. In addition, the Authority records a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since there is a high level of estimation and judgment (including those related to estimates of future revenue projections and impact and timing of future competition) in the calculation of this liability, future events that affect such estimates and judgments may cause the actual liability to materially differ from the current estimate.

Fair Value of Financial Instruments

The fair value amounts presented below are reported to satisfy disclosure requirements pursuant to authoritative guidance issued by the FASB pertaining to disclosures about fair values of financial instruments, and are not necessarily indicative of the amounts that the Authority could realize in a current market transaction.

In October 2008, the Authority adopted fair value provisions in accordance with authoritative guidance issued by the FASB pertaining to financial assets and liabilities. The guidance clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value and expanded disclosures about fair value measurements. The Authority applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels:

•	Level 1—Quoted prices for identical assets or liabilities in active markets;

•

Level 2—Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets or valuations based on models where the significant inputs are observable or can be corroborated by observable market data; and

•

Level 3—Valuations based on models where the significant inputs are not observable. The unobservable inputs reflect the Authority’s estimates or assumptions that market participants would use in pricing the asset or liability.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes approximates fair value. The fair value of the Authority’s financing facilities and notes were as follows (in thousands):

	September 30, 2010
	Carrying Value	Fair Value
Bank Credit Facility	$527,000	$469,030
2009 11 1/2% Second Lien Senior Secured Notes	$193,014	$179,000
2005 6 1/8% Senior Unsecured Notes	$250,000	$193,750
2001 8 3/8% Senior Subordinated Notes	$2,010	$1,528
2002 8% Senior Subordinated Notes	$250,000	$190,000
2004 7 1/8% Senior Subordinated Notes	$225,000	$126,000
2005 6 7/8% Senior Subordinated Notes	$150,000	$81,750

The estimated fair value of the Authority’s financing facilities and notes was based on quoted market prices or prices of similar instruments on or about September 30, 2010.

Revenue Recognition

The Authority recognizes gaming revenues as amounts wagered less prizes paid out. Revenues from food and beverage, hotel, retail, entertainment and other services are recognized at the time the service is performed. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. Percentage rental revenues are recognized in the periods in which the tenants exceed their respective percentage rent thresholds.

Promotional Allowances

The Authority operates a program for patrons at Mohegan Sun and Mohegan Sun at Pocono Downs, without membership fees, called the Player’s Club. This program provides complimentary food and beverage, hotel, retail, entertainment and other services to patrons, as applicable, based on points that are awarded for patrons’ gaming activities. Points may be used to purchase, among other things, items at retail stores and restaurants located within Mohegan Sun and Mohegan Sun at Pocono Downs, including The Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center. Points also may be used to purchase hotel services and tickets to entertainment events held at facilities located at Mohegan Sun and Mohegan Sun at Pocono Downs. The retail value of these complimentary items is included in gross revenues when redeemed at facilities operated by the Authority and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of complimentary items redeemed at third-party outlets is charged to gaming expenses.

In addition, the Authority has ongoing promotional programs which offer coupons to patrons for the purchase of food and beverage, hotel and retail amenities offered within Mohegan Sun and Mohegan Sun at Pocono Downs, as applicable. The retail value of items or services purchased with coupons at facilities operated by the Authority is included in gross revenues and the respective coupon value is deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of coupons redeemed at third-party outlets is charged to gaming expenses.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2010	2009	2008
Food and beverage	$47,447	$45,004	$49,616
Hotel	15,365	16,369	15,246
Retail, entertainment and other	54,852	56,224	70,693

Total	$117,664	$117,597	$135,555

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended September 30,
	2010	2009	2008
Food and beverage	$47,551	$45,457	$52,269
Hotel	9,117	9,552	8,048
Retail, entertainment and other	47,138	47,853	61,116

Total	$103,806	$102,862	$121,433

The Authority records free or discounted food and beverage and other services in accordance with authoritative guidance issued by the FASB pertaining to the accounting for consideration given by a vendor to a customer. In certain circumstances, the Authority also offers discounts on patron losses and cash inducements at Mohegan Sun and Mohegan Sun at Pocono Downs, which are recorded as reductions to gaming revenues. For the fiscal years ended September 30, 2010, 2009 and 2008, reductions to gaming revenues related to discounts provided on patron losses totaled $8.0 million, $7.3 million and $21.1 million, respectively. For the fiscal years ended September 30, 2010, 2009 and 2008, reductions to gaming revenues related to Player’s Club points redeemed for cash totaled $1.0 million, $1.4 million and $1.2 million, respectively.

Gaming Expenses

Gaming expenses primarily include portions of gaming revenues that must be paid to the State of Connecticut and the PGCB. Gaming expenses also include, among other things, payroll costs, expenses associated with the operation of slot machines, table games, poker, keno, live harness racing and Racebook, certain marketing expenses and promotional expenses related to Player’s Club points and coupons redeemed at the hotel, restaurants and retail outlets, as well as third-party tenant outlets.

Advertising

Production costs related to advertising are expensed the first time the advertisement takes place. Prepaid rental fees associated with billboard advertisements are capitalized and amortized over the terms of the related rental agreements. For the fiscal years ended September 30, 2010, 2009 and 2008, advertising costs totaled $29.6 million, $30.7 million and $43.3 million, respectively. The accompanying consolidated balance sheet as of September 30, 2010 did not include any prepaid advertising. As of September 30, 2009, prepaid advertising was $3,000.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate Expenses

Corporate expenses represent an allocation of governmental and certain administrative services provided by the Tribe, payroll costs, professional and financial advisory fees and various other expenses not directly related to the Authority’s operations at Mohegan Sun or Mohegan Sun at Pocono Downs. In addition, Corporate expenses include costs associated with various gaming diversification efforts, which are expensed as incurred, except when reimbursable by a third-party.

Pre-Opening Costs and Expenses

In accordance with authoritative guidance issued by the FASB pertaining to the reporting on the costs of start-up activities, pre-opening costs and expenses are expensed as incurred. For the fiscal years ended September 30, 2010, 2009 and 2008, pre-opening costs and expenses consisted primarily of direct incremental personnel, consulting and other costs associated with the introduction of table game and poker operations and the development of Phase II of the gaming facility at Mohegan Sun at Pocono Downs, as well as the opening of the Casino of the Wind component of Project Horizon at Mohegan Sun, as applicable. Renovations to accommodate the introduction of table game and poker operations commenced in March 2010 and were substantially completed in July 2010. Construction of the Phase II facility (“Project Sunrise”) commenced in May 2007 and was completed in July 2008. Construction of Casino of the Wind commenced in June 2007 and was completed in August 2008.

Severance

In September 2010, the Authority implemented several initiatives in an effort to better align operating costs with market and business conditions, including a reduction of its workforce in Uncasville, Connecticut by approximately 475 positions. The costs associated with the related post-employment severance benefits were expensed at the time the termination was communicated to the employees. In connection with this workforce reduction, the Authority incurred $9.9 million in severance charges, which were recorded in the accompanying consolidated statement of income for the fiscal year ended September 30, 2010. Related cash payments commenced in September 2010 and are anticipated to be completed in March 2012. The Authority does not anticipate incurring any additional severance charges in connection with this workforce reduction. The following table presents a reconciliation of the related severance liability by business segment (in thousands):

	Accrued Severance at Measurement Date	Cash Payments	Ending Balance September 30, 2010
Mohegan Sun	$9,830	$(29)	$9,801
Corporate	35	-	35

Total	$9,865	$(29)	$9,836

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

In January 2010, the FASB issued amended guidance pertaining to fair value measurements and disclosures. The amended guidance requires additional disclosures about significant unobservable inputs and transfers within Level 1 and 2 measurements. This guidance is effective for interim and annual periods beginning after December 15, 2009. The Authority adopted this guidance in its first quarter of fiscal 2010 and its adoption did not impact the Authority’s financial position, results of operations or cash flows. This guidance also requires enhanced disclosure of activities within Level 3 fair value measurements. Those disclosures are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2010. The Authority does not expect this adoption to impact its financial position, results of operations or cash flows.

In October 2009, the Authority adopted new guidance that requires entities to report non-controlling interests in subsidiaries as equity in the consolidated financial statements. Its adoption required the Authority to modify the presentation of its financial statements, including retrospective application to prior periods. The new guidance also requires the acquiring entity in a business combination, in which control is obtained, to record all assets acquired and liabilities assumed at their respective acquisition-date fair values. It also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. The new provisions related to business combinations will only impact the Authority if it is party to a business combination after the authoritative guidance has been adopted.

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

In June 2009, the FASB issued guidance to address the elimination of the concept of a qualifying special purpose entity. The new guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, it provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The new guidance is effective for fiscal years beginning after November 15, 2009. The Authority does not expect this adoption to impact its financial position, results of operations or cash flows.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—RECEIVABLES, NET:

Receivables, net, consisted of the following (in thousands):

	September 30,
	2010	2009
Gaming	$26,941	$34,107
Hotel	1,023	844
Other	7,152	7,714

Subtotal	35,116	42,665
Less: allowance for doubtful accounts	(10,223)	(19,305)

Total receivables, net	$24,893	$23,360

NOTE 5—PROPERTY AND EQUIPMENT, NET:

Property and equipment, net, consisted of the following (in thousands):

	September 30,
	2010	2009
Land	$64,799	$64,799
Land improvements	85,898	86,601
Buildings and improvements	1,681,835	1,651,723
Furniture and equipment	517,483	496,959
Construction in process	16,679	84,351

Subtotal	2,366,694	2,384,433
Less: accumulated depreciation	(793,541)	(707,670)

Total property and equipment, net	$1,573,153	$1,676,763

For the fiscal years ended September 30, 2010, 2009 and 2008, depreciation expense totaled $96.7 million, $102.7 million and $97.9 million, respectively. For the fiscal years ended September 30, 2010, 2009 and 2008, capitalized interest totaled $66,000, $1.1 million and $6.5 million, respectively.

In September 2008, the Authority suspended the hotel, retail and parking garage elements of Project Horizon due to a slowdown in business volumes and uncertainties in the financial markets. Costs incurred for the suspended elements related to excavation and foundation work for the planned podium and hotel tower, as well as professional fees for design and architectural work. During the fourth quarter ended September 30, 2010, the Authority re-evaluated its plans with respect to the new hotel element of the project, and based on a modified plan, which encompasses a smaller hotel to be located closer to the existing hotel, determined that certain assets did not have any future benefit to the Authority. Accordingly, the Authority recorded a $58.1 million impairment charge, which was recorded in the accompanying consolidated statement of income for the fiscal year ended September 30, 2010. As of September 30, 2010 and 2009, assets anticipated to be utilized under the modified plan totaled $8.3 million and $78.1 million, respectively, including capitalized interest of $187,000 and $1.3 million, respectively, and were included in construction in process. The Authority continues to evaluate its options with respect to the development of the new hotel; however, it can provide no assurance as to if or when the modified plan will commence. The specific factors that the Authority will consider in determining the feasibility of the new hotel include the Authority’s financial performance, cash flow projections expected to be realized from the project, estimated project costs, ability to obtain financing, economic conditions, industry trends and competition.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—OTHER CURRENT ASSETS AND OTHER CURRENT LIABILITIES:

Other current assets consisted of the following (in thousands):

	September 30,
	2010	2009
Non-qualified deferred compensation	$15,936	$14,714
Prepaid expenses and other miscellaneous current assets	10,126	10,864

Total other current assets	$26,062	$25,578

Other current liabilities consisted of the following (in thousands):

	September 30,
	2010	2009
Accrued payroll and related taxes and benefits	$45,140	$41,091
Combined Slot Win Contribution and free promotional slot play contribution payable	14,768	14,947
Accrued severance	10,072	1,626
Amounts due to horsemen	9,095	9,118
Other miscellaneous current liabilities	61,332	58,052

Total other current liabilities	$140,407	$124,834

NOTE 7—FINANCING FACILITIES:

Financing facilities consisted of the following (in thousands):

	September 30,
	2010	2009
Bank Credit Facility	$527,000	$713,000
2009 11 1/2% Second Lien Senior Secured Notes, net of discount of $6,986	193,014	-
2005 6 1/8% Senior Unsecured Notes	250,000	250,000
2001 8 3/8% Senior Subordinated Notes	2,010	2,010
2002 8% Senior Subordinated Notes	250,000	250,000
2004 7 1/8% Senior Subordinated Notes	225,000	225,000
2005 6 7/8% Senior Subordinated Notes	150,000	150,000
Line of Credit	7,387	12,180
WNBA Promissory Note	1,000	2,000
Salishan Credit Facility	15,000	13,250
Mohegan Tribe Promissory Note	10,000	10,000
Menominee Kenosha Gaming Authority Promissory Note	-	600

Subtotal	1,630,411	1,628,040
Net deferred gain on derivative instruments sold	1,108	1,575

Total debt, excluding capital leases	$1,631,519	$1,629,615

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of the Authority’s outstanding debt as of September 30, 2010 were as follows (in thousands):

Fiscal Years
2011	$35,397
2012	777,000
2013	250,000
2014	225,000
2015	150,000
Thereafter	200,000

Total	$1,637,397

Bank Credit Facility

In December 2008, the Authority entered into a Third Amended and Restated Loan Agreement (the “Bank Credit Facility”). The Bank Credit Facility was amended in October 2009. As amended, the Bank Credit Facility provides for a revolving loan and letter of credit borrowing capacity of up to $675.0 million from a syndicate of 23 financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The Bank Credit Facility has no mandatory amortization provision and is payable in full on the maturity date, March 9, 2012. As of September 30, 2010, $527.0 million was drawn on the Bank Credit Facility. As of September 30, 2010, amounts under letters of credit issued under the Bank Credit Facility totaled $3.7 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, and after taking into account restrictive financial covenants under the Bank Credit Facility and the Authority’s line of credit and note indentures, the Authority had approximately $31.4 million of borrowing capacity under the Bank Credit Facility as of September 30, 2010.

Under the Bank Credit Facility, at the Authority’s option, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar Rate, plus in either case, an Applicable Rate based on the Authority’s total leverage ratio, as each term is defined under the Bank Credit Facility. The Authority also pays commitment fees for the unused portion of borrowing capacity under the Bank Credit Facility on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused borrowing capacity for that calendar quarter. The Applicable Rate for Base Rate loans is between 1.25% and 2.75%. The Applicable Rate for Eurodollar Rate loans is between 2.50% and 4.00%. The Applicable Rate for commitment fees is between 0.20% and 0.50%. The Base Rate is the higher of Bank of America’s announced Prime Rate, the Eurodollar Rate for one-month contracts plus 1.25% or the Federal Funds Rate plus 0.50%. Interest on Base Rate loans is payable quarterly in arrears. Interest on Eurodollar Rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of September 30, 2010, the Authority had $6.0 million in Base Rate loans and $521.0 million in Eurodollar Rate loans outstanding. The Base Rate loans outstanding at September 30, 2010 were based on Bank of America’s Prime Rate of 3.25% plus an Applicable Rate of 2.5%. The Eurodollar Rate loans outstanding at September 30, 2010 were based on a one-month Eurodollar Rate of 0.26% plus an Applicable Rate of 3.75%. The Applicable Rate for commitment fees was 0.50% as of September 30, 2010. As of September 30, 2010 and 2009, accrued interest, including commitment fees, on the Bank Credit Facility was $780,000 and $1.1 million, respectively.

The Bank Credit Facility is collateralized by a first priority lien on substantially all of the Authority’s assets, including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land previously taken into trust by the federal government, and improvements which comprise Mohegan Sun. The Authority also is required to pledge additional assets as collateral for the Bank Credit Facility as it or its existing

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and future guarantor subsidiaries acquire them. The Authority’s obligations under the Bank Credit Facility are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The Bank Credit Facility includes non-financial covenants of the types customarily found in loan agreements for similar transactions. The Bank Credit Facility also subjects the Authority to a number of restrictive financial covenants. These financial covenants relate to, among other things, a minimum fixed charge coverage ratio, maximum total leverage and senior leverage ratios and maximum capital expenditures.

The Authority continues to monitor revenues and expenditures to ensure continued compliance with applicable financial covenants and may need to implement further cost containment initiatives based upon future operating results to maintain compliance. If the Authority is unable to sufficiently increase revenues or offset any future declines in revenues by effecting further cost containment initiatives, it may not be able to satisfy its financial covenants under the Bank Credit Facility. In such event, the Authority would need to obtain waivers or amendments under the Bank Credit Facility; however, no assurance can be made that the Authority would be able to obtain such waivers or amendments. If the Authority were unable to obtain such waivers or amendments, it would be in default under the Bank Credit Facility, which may result in cross-defaults under its senior and senior subordinated notes. If such defaults or cross-defaults were to occur, it would allow the Authority’s creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. If such acceleration were to occur, the Authority can provide no assurance that it would be able to obtain the financing necessary to repay such accelerated indebtedness.

As of September 30, 2010, the Authority and the Tribe were in compliance with all their respective covenant requirements under the Bank Credit Facility.

Senior Notes

2009 11 1/2% Second Lien Senior Secured Notes

In October 2009, the Authority issued $200.0 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.50% per annum (the “2009 Second Lien Senior Secured Notes”). The 2009 Second Lien Senior Secured Notes were issued at a price of 96.234% of par, to yield an effective interest rate of 12.25% per annum. The net proceeds from this financing were used to repay the Authority’s then-existing term loan under the Bank Credit Facility in the aggregate principal amount of $147.0 million, to repay $41.0 million of revolving loans under the Bank Credit Facility and to pay related transaction costs and expenses associated with the issuance. The 2009 Second Lien Senior Secured Notes mature on November 1, 2017. The first call date for the 2009 Second Lien Senior Secured Notes is November 1, 2013. Interest on the 2009 Second Lien Senior Secured Notes is payable semi-annually on May 1st and November 1st. The 2009 Second Lien Senior Secured Notes are collateralized by a second lien on substantially all of the Authority’s and its existing and future guarantor subsidiaries’ properties and assets, and are effectively subordinated to all of the Authority’s and its existing and future guarantor subsidiaries’ first lien secured debt, including borrowings under the Bank Credit Facility, to the extent of the value of the collateral securing such debt. The 2009 Second Lien Senior Secured Notes rank equally in right of payment with all of the Authority’s and its existing and future guarantor subsidiaries’ senior indebtedness and with its Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing, but, to the extent of the value of the collateral securing such debt, rank effectively senior to all of the Authority’s and its existing and future guarantor subsidiaries’ unsecured senior indebtedness, including its 2005 6 1/8% Senior Unsecured Notes and its Senior and Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2009 Second Lien Senior Secured Notes rank senior to all of the Authority’s and its existing and future guarantor subsidiaries’ subordinated indebtedness, including its 2001 8 3/8% Senior Subordinated Notes, its 2002 8% Senior Subordinated Notes, its 2004 7 1/8%

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Subordinated Notes and its 2005 6 7/8% Senior Subordinated Notes. As of September 30, 2010, accrued interest on the 2009 Second Lien Senior Secured Notes was $9.6 million.

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

2005 6 1/8% Senior Unsecured Notes

In February 2005, the Authority issued $250.0 million Senior Unsecured Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Unsecured Notes”). The 2005 Senior Unsecured Notes mature on February 15, 2013. The first call date for the 2005 Senior Unsecured Notes was February 15, 2009. Interest on the 2005 Senior Unsecured Notes is payable semi-annually on February 15th and August 15th. The 2005 Senior Unsecured Notes are uncollateralized general obligations of the Authority, and are effectively subordinated to all of the Authority’s and its existing and future guarantor subsidiaries’ senior secured indebtedness, including borrowings under the Bank Credit Facility and the 2009 Second Lien Senior Secured Notes, to the extent of the value of the collateral securing such debt. The 2005 Senior Unsecured Notes rank equally in right of payment with the 2009 Second Lien Senior Secured Notes and the Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Unsecured Notes rank senior to the Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing and all of the Authority’s and its existing and future guarantor subsidiaries’ subordinated indebtedness, including the 2001 8 3/8% Senior Subordinated Notes, the 2002 8% Senior Subordinated Notes, the 2004 7 1/8% Senior Subordinated Notes and the 2005 6 7/8% Senior Subordinated Notes. As of September 30, 2010 and 2009, accrued interest on the 2005 Senior Unsecured Notes was $1.9 million.

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

In March 2009, the Authority repurchased and extinguished an additional principal amount of $14.3 million of the outstanding 2001 Senior Subordinated Notes. The aggregate amount paid for this repurchase

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was approximately $6.1 million, which represented a repurchase price of approximately $5.8 million and accrued interest of $273,000. The Authority realized a gain on early extinguishment of debt in connection with this transaction totaling approximately $8.5 million, which was recorded in the accompanying consolidated statement of income for the fiscal year ended September 30, 2009. An aggregate principal amount of approximately $2.0 million of the 2001 Senior Subordinated Notes remains outstanding as of September 30, 2010. As of September 30, 2010 and 2009, accrued interest on the 2001 Senior Subordinated Notes was $42,000.

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

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.000% per annum (the “2002 Senior Subordinated Notes”). The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes was April 1, 2007. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1st and October 1st. As of September 30, 2010 and 2009, accrued interest on the 2002 Senior Subordinated Notes was $10.0 million.

2003 6 3/8% Senior Subordinated Notes

In July 2003, the Authority issued $330.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.375% per annum (the “2003 Senior Subordinated Notes”). The 2003 Senior Subordinated Notes matured on July 15, 2009, at which time the Authority repaid them with proceeds from the Bank Credit Facility.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes was August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. As of September 30, 2010 and 2009, accrued interest on the 2004 Senior Subordinated Notes was $2.0 million.

2005 6 7/8% Senior Subordinated Notes

In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes was February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. As of September 30, 2010 and 2009, accrued interest on the 2005 Senior Subordinated Notes was $1.3 million.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, WTG and MTGA Gaming, except for the 2001 Senior Subordinated Notes, which are fully and unconditionally guaranteed solely by MBC. Refer to Note 18 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities.

The senior and senior subordinated note indentures contain certain non-financial and financial covenants with which the Authority and the Tribe must comply. The non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations, maintenance of licenses and insurances and continued existence of the Authority. The financial covenants include, among other things, certain limitations on restricted payments, as defined in the indentures, and the Authority’s ability to incur certain indebtedness. Under these covenants, the Authority is generally able to make restricted payments, including distributions to the Tribe, and incur additional indebtedness that otherwise may be restricted, provided its minimum fixed charge coverage ratio is at least 2.0 to 1.0. At any time the Authority’s minimum fixed charge coverage ratio falls below 2.0 to 1.0, its ability to make restricted payments or incur additional indebtedness will be limited and subject to other applicable exceptions under the indentures. As of September 30, 2010, the Authority’s minimum fixed charge coverage ratio was below 2.0 to 1.0. Accordingly, its ability to make restricted payments, including distributions to the Tribe, is limited. Additionally, while the Authority may continue to borrow under its Bank Credit Facility pursuant to the exceptions contained in the indentures, its ability to incur other additional indebtedness to raise capital is limited. Further, while the Authority’s minimum fixed charge coverage ratio remains below 2.0 to 1.0, the Authority will be unable to refinance its existing subordinated indebtedness with senior indebtedness without waivers or consents from certain of its creditors that would not otherwise be required, thus limiting the options available to the Authority to refinance its existing indebtedness. There can be no assurance that the Authority will be able to obtain such waivers or consents or that it will be able to refinance its existing indebtedness or that financing options available to it, if any, will be on favorable or acceptable terms.

As of September 30, 2010, both the Authority and the Tribe were in compliance with all their respective covenant requirements under the senior and senior subordinated note indentures.

Line of Credit

As of September 30, 2010, the Authority had an $18.0 million revolving loan agreement with Bank of America, N.A. (the “Line of Credit”). The Line of Credit matures on June 10, 2011. Under the Line of Credit, at the Authority’s option, each advance accrues interest on the basis of a one-month Eurodollar Rate or Prime Rate, plus in either case, an Applicable Rate based on the Authority’s total leverage ratio, as each term is defined under the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations. As of September 30, 2010, the Authority had $7.4 million in Eurodollar Rate loans outstanding, which were based on a one-month Eurodollar Rate of 0.26% plus an Applicable Rate of 3.25%. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least the Line of Credit commitment amount available for borrowing under the Bank Credit Facility. As of September 30, 2010, the Authority was in compliance with all covenant requirements under the Line of Credit and had $10.6 million of borrowing capacity thereunder. As of September 30, 2010 and 2009, there was no accrued interest on the Line of Credit.

WNBA Promissory Note

The Authority and MBC are parties to a membership agreement with WNBA, LLC (the “Membership Agreement”). The Membership Agreement sets forth the terms and conditions under which MBC acquired a membership in the WNBA and the right to own and operate a professional basketball team in the WNBA. The Authority guaranteed the obligations of MBC under the Membership Agreement.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In consideration for this acquisition, MBC paid $2.0 million, with funds advanced from the Authority, and issued an $8.0 million promissory note to the WNBA (the “WNBA Note”). The WNBA Note accrues interest at an annual rate equal to a three-month Eurodollar Rate plus 1.50%. Under the WNBA Note, principal payments of $1.0 million are required to be paid to the WNBA on each anniversary date of the WNBA Note. The WNBA Note matures in January 2011. As of September 30, 2010 and 2009, accrued interest on the WNBA Note was $13,000 and $34,000, respectively. Refer to Note 16 for further discussion of the Authority’s investment in the WNBA franchise.

Letters of Credit

As of September 30, 2010, the Authority maintained seven uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, pari-mutuel wagering tax liabilities of the Pennsylvania Entities, overdue amounts for purses due to horsemen at the Pennsylvania Entities, potential contractor and subcontractor liabilities relating to Project Horizon, collateral obligations of a surety bond relating to Pennsylvania Slot Machine Tax expenses owed by Downs Racing to the PGCB and two in connection with road work at the Pennsylvania facilities. The letters of credit expired or will expire, as applicable, on various dates from November 2010 through September 2011, subject to renewals. As of September 30, 2010, no amount was drawn on the letters of credit.

Salishan-Mohegan Bank Credit Facility

On September 30, 2010, Salishan-Mohegan entered into an amendment to the terms of its $17.0 million revolving loan agreement with Bank of America, N.A. (the “Salishan Credit Facility”). The amendment reduced the total commitment of the Salishan Credit Facility from $17.0 million to $15.25 million and extended the maturity date from September 30, 2010 to January 5, 2011. Under the Salishan Credit Facility, at the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar Rate, plus a spread of 2.50% for Base Rate loans and an Applicable Rate, as defined under the Salishan Credit Facility, of 3.50% for Eurodollar Rate loans. The Base Rate is the higher of Bank of America’s announced Prime Rate or the Federal Funds Rate plus 0.50%. The Applicable Rate for commitment fees is 0.50%. The revolving loan has no mandatory amortization provision and is payable in full at maturity. The Salishan Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan Credit Facility also are guaranteed by the Tribe. The Salishan Credit Facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. As of September 30, 2010, Salishan-Mohegan was in compliance with all respective covenant requirements under the Salishan Credit Facility. The Authority has commenced discussions with Bank of America, N.A. to extend the maturity date of the Salishan Credit Facility; however, it can provide no assurance of the terms of such extension or whether such extension will be granted.

As of September 30, 2010, Salishan-Mohegan had $15.0 million in Eurodollar Rate loans and no Base Rate loan outstanding. The Eurodollar Rate loans outstanding at September 30, 2010 were based on a one-month Eurodollar Rate of 0.26% plus an Applicable Rate of 3.50%. The Applicable Rate for commitment fees was 0.50% as of September 30, 2010. As of September 30, 2010, Salishan-Mohegan had $250,000 of borrowing capacity under the Salishan Credit Facility. As of September 30, 2010 and 2009, accrued interest on the Salishan Credit Facility was $2,000.

Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “Mohegan Tribe Promissory Note”), which was used to repay revolving loans under the Salishan Credit Facility. On

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010, Salishan-Mohegan entered into an amendment to the terms the Mohegan Tribe Promissory Note to extend the maturity date from September 30, 2010 to January 5, 2011. The Mohegan Tribe Promissory Note accrues interest at an annual rate of 15.0%. Accrued interest is paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity. The Authority has commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe Promissory Note; however, it can provide no assurance of the terms of such extension or whether such extension will be granted. As of September 30, 2010 and 2009, accrued interest on the Mohegan Tribe Promissory Note was $1.2 million and $4,000, respectively.

Derivative Instruments

The Authority is considered an “end user” of derivative instruments and engages in derivative transactions, from time to time, for risk management purposes only. The Authority held no derivative instrument as of September 30, 2010 and 2009.

Interest rate swap agreements hedging outstanding debt instruments of the Authority, which qualified for hedge accounting in accordance with authoritative guidance issued by the FASB pertaining to the accounting for derivative instruments and hedging activities, and were designated as fair value hedges, were sold in prior fiscal years for a net aggregate gain of $1.7 million. This gain was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded to interest expense over the remaining term of the respective notes. For the fiscal years ended September 30, 2010, 2009 and 2008, the Authority recorded amortization related to the sale of these derivative instruments of ($467,000), $228,000 and $455,000, respectively, to interest expense. The Authority expects to record $467,000 to offset interest expense over the next 12 months.

NOTE 8—LEASES:

The Authority leases certain areas at Mohegan Sun and Mohegan Sun at Pocono Downs to third-parties for food and beverage and retail outlets, as well as the rights to access and utilize Mohegan Sun’s rooftop for the installation and operation of antenna towers. The total minimum future rental income under non-cancelable leases expected to be earned by the Authority is as follows (in thousands):

	Fiscal Years Ending September 30,
	2011	2012	2013	2014	2015	Thereafter	Total
Minimum Future Rental Income	$4,711	$3,372	$2,281	$1,566	$1,387	$2,085	$15,402

The Authority is obligated under various operating leases for buildings, equipment and land at Mohegan Sun and Mohegan Sun at Pocono Downs. For the fiscal years ended September 30, 2010, 2009 and 2008, the Authority incurred rental expense of $14.6 million, $15.2 million and $14.3 million, respectively. The total minimum future rental expense under non-cancelable leases expected to be incurred by the Authority is as follows (in thousands):

	Fiscal Years Ending September 30,
	2011	2012	2013	2014	2015	Thereafter	Total
Minimum Future Rental Expense	$670	$376	$231	$-	$-	$-	$1,277

In addition, the Authority has loaned funds to various tenants at Mohegan Sun and Mohegan Sun at Pocono Downs. Loan terms range between three and ten years. As of September 30, 2010 and 2009, outstanding tenant loans were $2.5 million and $7.4 million, respectively. These amounts, net of allowance for doubtful accounts of $149,000 and $482,000 as of September 30, 2010 and 2009, respectively, were included in other assets, net, in

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the accompanying consolidated balance sheets. In September 2010, the Authority exercised its rights pursuant to an agreement reached with a tenant and assumed ownership of the related outlet and assets.

NOTE 9—RELATED PARTY TRANSACTIONS:

For the fiscal years ended September 30, 2010, 2009 and 2008, distributions to the Tribe totaled $61.5 million, $71.5 million and $80.0 million, respectively.

The Tribe provides governmental and certain administrative services to the Authority in connection with the operation of Mohegan Sun. For the fiscal years ended September 30, 2010, 2009 and 2008, the Authority incurred expenses for such services of $28.0 million, $23.7 million and $23.9 million, respectively.

The Authority purchases the majority of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. For the fiscal years ended September 30, 2010, 2009 and 2008, the Authority incurred costs for such utilities of $24.4 million, $22.6 million and $23.6 million, respectively.

In September 2010, the Tribe contributed a building located adjacent to Mohegan Sun to the Authority. The Authority recorded this asset contribution as a capital contribution at its book value of $5.5 million, which was included in property and equipment, net, in the accompanying respective consolidated balance sheet.

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, which was used to repay revolving loans under the Salishan Credit Facility. On September 30, 2010, Salishan-Mohegan entered into an amendment to the terms the Mohegan Tribe Promissory Note to extend the maturity date from September 30, 2010 to January 5, 2011. The Mohegan Tribe Promissory Note accrues interest at an annual rate of 15.0%. Accrued interest is paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity. The Authority has commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe Promissory Note; however, it can provide no assurance of the terms of such extension or whether such extension will be granted. For the fiscal years ended September 30, 2010 and 2009, the Authority incurred interest expense associated with the Mohegan Tribe Promissory Note of $1.5 million and $4,000, respectively.

The Authority is a tenant under a land lease agreement with the Tribe for access to Mohegan Sun. For each of the fiscal years ended September 30, 2010, 2009 and 2008, the Authority expensed $50,000 relating to this land lease agreement.

The Authority also leases the land on which Mohegan Sun is located from the Tribe under a long-term lease agreement. The agreement requires the Authority to make a nominal annual rental fee. This lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration.

In July 2008, the Authority entered into a land lease agreement with the Tribe, replacing a prior land lease agreement, relating to property located adjacent to the Tribe’s reservation that is utilized by Mohegan Sun for employee parking. This agreement requires the Authority to make monthly payments equaling $75,000 until maturity on June 30, 2018. The Authority classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease.

In July 2009, the Authority entered into an additional land lease agreement with the Tribe relating to property located adjacent to the Tribe’s reservation that is utilized for parking and access to Mohegan Sun. This agreement requires the Authority to make monthly payments equaling $30,000 through June 30, 2010 and monthly payments equaling $100 subsequent to June 30, 2010 until maturity on June 30, 2018. The Authority classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Authority formed MVW as its wholly-owned subsidiary to own a membership interest in WTG. WTG was formed by the Authority to participate in the development the Menominee Project. At inception, MVW held an 85.4% membership interest in WTG and Mohegan Ventures, LLC, or MV, a wholly-owned subsidiary of the Tribe, held the remaining 14.6% membership interest. In September 2010, MV surrendered its membership interest in WTG, subject to rights to future reimbursement of its contributions to WTG.

In June 2008, the Tribe loaned MG&H $8.3 million, which was used to fund MG&H’s portion of a $25.0 million Privilege Fee payment to the State of Kansas in connection with MG&H’s effort, ended in September 2008, to secure a gaming license for the development of a gaming facility in the State of Kansas. The promissory note executed by MG&H in favor of the Tribe provided for the accrual of interest at an annual rate of 12.0% and was due to mature on October 15, 2008. In September 2008, MG&H repaid the $8.3 million outstanding on the promissory note following a refund of the Privilege Fee payment as a result of the selection of another applicant by the Kansas Lottery Gaming Facility Review Board. For the fiscal year ended September 30, 2008, MG&H incurred interest expense associated with the promissory note of $244,000.

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

As of September 30, 2010, the Authority employed approximately 130 members of the Tribe.

NOTE 10—EMPLOYEE BENEFIT PLANS:

The Authority maintains a retirement savings plan for its employees under Section 401(k) and Section 401(a) of the Internal Revenue Code (the “Mohegan Retirement and 401(k) Plan”). Under the 401(k) portion of the plan, participants may contribute between 1% and 25% of eligible compensation up to the maximum allowed by the Internal Revenue Code. The Authority may make discretionary matching contributions of 100% of participants’ elective deferral contributions up to a maximum of 3% of participants’ compensation. Under the retirement portion of the plan, the Authority may make discretionary retirement contributions based on a rate of $0.30 per qualified hour worked. In general, employees become eligible for the Mohegan Retirement and 401(k) Plan after 90 days of service and become fully vested after six years of service. In February 2009, the Authority suspended both its discretionary matching 401(k) contributions and retirement contributions. For the fiscal years ended September 30, 2009 and 2008, the Authority contributed $3.7 million and $11.2 million, net of forfeitures, to the Mohegan Retirement and 401(k) Plan, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Authority, together with the Tribe, maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain key employees. Under the Deferred Compensation Plan, participants may defer up to 100% of their compensation. For the fiscal years ended September 30, 2010, 2009 and 2008, participants’ contributions, net of withdrawals and changes in fair value of investments, totaled $1.2 million, $3.0 million and ($93,000), respectively.

NOTE 11—COMMITMENTS AND CONTINGENCIES:

Slot Win Contribution and Free Promotional Slot Play Contribution

In May 1994, the Tribe and the State of Connecticut entered into a Memorandum of Understanding (“MOU”), which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of revenues earned on slot machines must be paid to the State of Connecticut (“Slot Win Contribution”). Slot Win Contribution payments are not required if the State of Connecticut legalizes any other gaming operation with slot machines or other commercial casino games within the State of Connecticut, except those consented to by the Tribe and the Mashantucket Pequot Tribe (the “MPT”). For each 12-month period commencing July 1, 1995, Slot Win Contribution payments shall be the lesser of: (1) 30% of gross revenues from slot machines, or (2) the greater of (a) 25% of gross revenues from slot machines or (b) $80.0 million.

In September 2009, the Authority entered into a settlement agreement with the State of Connecticut regarding contribution payments on the Authority’s free promotional slot play program and the distribution of previously escrowed payments, following litigation between the State of Connecticut and the MPT concerning similar issues. Under the terms of the settlement agreement, effective July 1, 2009, the State of Connecticut agreed that no value shall be attributed to free promotional slot plays utilized by patrons at Mohegan Sun for purposes of calculating monthly contribution payments, provided that the aggregate amount of free promotional slot plays during any month does not exceed 5.5% of gross revenues from slot machines for such month. In the event free promotional slot plays exceed 5.5% of monthly gross revenues from slot machines, contribution payments are required on such excess face amount of free promotional slot plays at the same rate as Slot Win Contribution payments, or 25%.

For the fiscal years ended September 30, 2010, 2009 and 2008, the Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $190.5 million, $193.8 million and $221.0 million, respectively. As of September 30, 2010 and 2009, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $14.8 million and $14.9 million, respectively.

Pennsylvania Slot Machine Tax

Downs Racing holds a Category One slot machine license issued by the PGCB for the operation of slot machines at Mohegan Sun at Pocono Downs. This license permits Downs Racing to install and operate up to 3,000 slot machines at Mohegan Sun at Pocono Downs, expandable to up to a total of 5,000 slot machines upon request and approval of the PGCB.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$10.0 million in local share assessments. Downs Racing maintains a $1.5 million escrow deposit in the name of the Commonwealth of Pennsylvania for Pennsylvania Slot Machine Tax payments to the PGCB, which was included in other assets, net, in the accompanying consolidated balance sheets.

For the fiscal years ended September 30, 2010, 2009 and 2008, the Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $128.5 million, $125.3 million and $103.4 million, respectively. As of September 30, 2010 and 2009, outstanding Pennsylvania Slot Machine Tax payments totaled $4.6 million.

Pennsylvania Table Game Tax

In January 2010, the Commonwealth of Pennsylvania amended the Pennsylvania Race Horse Development and Gaming Act to allow slot machine operators in the Commonwealth of Pennsylvania to obtain a table game operation certificate and operate certain table games, including poker, subject to approval by the PGCB and payment of a one-time, non-refundable, table games authorization fee. Under the amended law, holders of table game operation certificates must pay a portion of revenues earned on table games to the PGCB on a weekly basis (“Pennsylvania Table Game Tax”). During the initial two years of operation, the Pennsylvania Table Game Tax is 14%, plus 2% in local share assessments. Following the initial two years of operation, the Pennsylvania Table Game Tax will be reduced to 12%, plus the 2% local share assessments. On March 16, 2010, the PGCB authorized a table game operation certificate for Downs Racing, and, on June 1, 2010, Downs Racing paid the one-time, non-refundable, table games authorization fee of $16.5 million. On July 12, 2010, Downs Racing received final approval from the PGCB to conduct table game operations, and, on July 13, 2010 opened its table game and poker operations.

For the fiscal year ended September 30, 2010, the Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.3 million. As of September 30, 2010, outstanding Pennsylvania Table Game Tax payments totaled $167,000.

Pennsylvania Regulatory Fee

Slot machine and table game operators in the Commonwealth of Pennsylvania also are required to reimburse the PGCB for its administrative and operating expenses (“Pennsylvania Regulatory Fee”). The assessment rate of the Pennsylvania Regulatory Fee is yet to be finalized by the PGCB. Downs Racing is currently recording expenses associated with the Pennsylvania Regulatory Fee at a rate of 1.5% of gross revenues from slot machines and table games. This rate has been approved by the PGCB for its fiscal year ending June 30, 2011.

For the fiscal years ended September 30, 2010, 2009 and 2008, the Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $4.2 million, $3.7 million and $2.7 million, respectively. As of September 30, 2010 and 2009, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $87,000 and $23,000, respectively.

In addition, in order to fund operations of the PGCB, two loans in the amounts of $36.0 million and $22.6 million were granted to the PGCB from gaming tax funds received by the Commonwealth of Pennsylvania. These loans are anticipated to be repaid by slot machine operators once all approved gaming facilities are opened. Each slot machine operator’s share of these loans will be proportionally allocated based on each operator’s share of gross revenues from slot machines. A partial prepayment of these loans totaling $7.0 million was made to the PGCB by current slot machine operators. In January 2007, Downs Racing prepaid $800,000, which was included in other current assets in the accompanying consolidated balance sheets.

Horsemen’s Agreement

In January 2005, Downs Racing and the PHHA entered into an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Entities through December 31, 2010. Among

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other things, the agreement provides for payments to the PHHA at a rate of: (1) 3.7% of the initial $100.0 million in pari-mutuel wagering held at the Pennsylvania Entities, and (2) 4.3% of pari-mutuel wagering held at the Pennsylvania Entities in excess of $100.0 million and all pari-mutuel wagering held outside the Commonwealth of Pennsylvania. These payments are comprised of a minimum of $420,000 for certain administrative and operating expenses of the PHHA, with the remainder being allocated to purses owed to horsemen for each live racing event. Downs Racing also is required to distribute to the PHHA approximately: (1) 2.5% of fees earned on live races at the Pennsylvania Entities, and (2) 1.1% of fees earned on simulcasting and wagering inside and outside the Commonwealth of Pennsylvania. Additionally, the Pennsylvania Race Horse Development and Gaming Act requires slot machine operators to make payments at a rate of up to 12% of gross revenues from slot machines into statutory funds for the benefit of horsemen and breeders.

As of September 30, 2010 and 2009, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $9.1 million.

Priority Distribution Agreement

In August 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which stipulates that the Authority must make monthly payments to the Tribe to the extent of the Authority’s Net Cash Flow, as defined under the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate priority distribution payments in each calendar year to $14.0 million, as adjusted annually in accordance with a formula specified in the Priority Distribution Agreement to reflect the effects of inflation. Payments under the Priority Distribution Agreement do not reduce the Authority’s obligations to reimburse the Tribe for governmental and administrative services provided by the Tribe or to make payments under any other agreements with the Tribe. Monthly priority distribution payments under the Priority Distribution Agreement are limited obligations of the Authority and are payable only to the extent of its Net Cash Flow, as defined under the Priority Distribution Agreement, and are not secured by a lien or encumbrance on any of its assets or properties.

For the fiscal years ended September 30, 2010, 2009 and 2008, the Authority reflected payments associated with the Priority Distribution Agreement totaling $18.0 million, $17.9 million and $17.3 million, respectively.

Town of Montville Agreement

In June 1994, the Tribe entered into an agreement with the Town of Montville (the “Town”) under which the Tribe agreed to pay the Town $500,000 annually to minimize the impact of Tribe’s reservation being held in trust on the Town. The Tribe has assigned its rights and obligations under the agreement to the Authority.

Land Lease Agreement

The land upon which Mohegan Sun is located is held in trust for the Tribe by the United States. The Authority entered into a land lease agreement with the Tribe to lease the property and improvements and related facilities constructed or installed on the property. In March 2007, the agreement was amended to update the legal description of the property, and, in April 2007, the amended agreement was approved by the Secretary of the Interior. The following summarizes the key provisions of the land lease agreement:

Term

The term of the agreement is 25 years with an option, exercisable by the Authority, to extend the term for one additional 25-year period. Upon termination of the agreement, the Authority will be required to surrender to the Tribe possession of the property and improvements, excluding any equipment, furniture, trade fixtures or other personal property.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent and Other Operating Costs and Expenses

The agreement requires the Authority to pay the Tribe a nominal annual rental fee. For any period that the Tribe or another agency or instrumentality of the Tribe is not the tenant, the rent will be 8% of such tenant’s gross revenues from the property. The Authority is responsible for all costs and expenses of owning, operating, constructing, maintaining, repairing, replacing and insuring the property.

Use of Property

The Authority may utilize the property and improvements solely for the construction and operation of Mohegan Sun, unless prior approval is obtained from the Tribe for any proposed alternative use. The Authority may not construct or alter any building or improvement located on the property unless complete and final plans and specifications are approved by the Tribe. Following foreclosure of any mortgage on the Authority’s interest under the agreement or any transfer of such interest to the holder of such mortgage in lieu of foreclosure, the property and improvements may be utilized for any lawful purpose, subject to applicable codes and governmental regulations provided; however, that a non-Indian holder of the property may under no circumstance conduct gaming operations on the property.

Permitted Mortgages and Rights of Permitted Mortgagees

The Authority may not mortgage, pledge or otherwise encumber its leasehold estate in the property except to a holder of a permitted mortgage. Under the terms of the agreement, a permitted mortgage include the leasehold mortgage securing the Authority’s obligations under the Bank Credit Facility and 2009 Second Lien Senior Secured Notes, provided that, among other things: (1) the Tribe will have the right to notice of, and to cure, any default of the Authority; (2) the Tribe will have the right to prior notice of an intention by the holder to foreclose on the permitted mortgage and the right to purchase the mortgage in lieu of any foreclosure; and (3) the permitted mortgage is subject and subordinated to any and all access and utility easements granted by the Tribe under the agreement.

Under the terms of the agreement, each holder of a permitted mortgage has the right to notice of any default of the Authority under the agreement and the opportunity to cure such default within the applicable cure period.

Default Remedies

The Authority will be in default under the agreement if, subject to the notice provisions, it fails to make lease payments or comply with covenants under the agreement or if it pledges, encumbers or conveys its interest in violation of the terms of the agreement. Following a default, the Tribe may, with approval from the Secretary of the Interior, terminate the agreement unless a permitted mortgage remains outstanding with respect to the property. In such case, the Tribe may not: (1) terminate the agreement or the Authority’s right to possession of the property; (2) exercise any right of re-entry; (3) take possession of and/or relet the property or any portion thereof; or (4) enforce any other right or remedy, which may materially and adversely affect the rights of the holder of the permitted mortgage, unless the default triggering such rights was a monetary default of which such holder failed to cure after notice.

ACLS of New England, Inc. Agreement

The Authority has a 10-year laundry service agreement with ACLS of New England, Inc. (“ACLS”) with an option to renew the agreement for one additional 10-year period after its expiration in October 2012. Under the terms of the laundry service agreement, the Authority is required to pay an agreed upon rate for laundry

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services, adjusted annually for the Consumer Price Index and unusual increases in energy costs. In addition, the Authority has loaned ACLS $500,000 to develop the laundry service facility. The loan accrues interest based on the exercise of the renewal option or certain other circumstances. In the event that circumstances occur where interest accrues, interest will accrue at an annual rate of 5% commencing from the date of the advance.

The Authority also entered into co-investment and escrow agreements with the MPT and ACLS. Under the terms of those agreements, the Authority and the MPT may, under certain circumstances, become joint owners of the laundry facility and consequently be jointly and severally obligated to repay a term loan, which is secured by a mortgage on the laundry facility. The agreements are for 10-year terms. As of September 30, 2010, the maximum potential future principal payments (undiscounted) that the Authority and the MPT could be required to make, should the Authority and the MPT become obligated to repay the term loan, was $1.8 million.

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

In March 2009, the parties entered into an agreement to accelerate the remaining $16.0 million outstanding refund payment due to the Authority and discount the amount of such balance to approximately $13.1 million, which the Authority received in March 2009. The Authority incurred a non-cash loss in connection with this transaction totaling approximately $1.6 million, which was recorded in other income (expense), net, in the accompanying consolidated statement of income for the fiscal year ended September 30, 2009.

Pennsylvania Property Tax Settlement

In June 2007, a final settlement was reached between the various parties involved in a dispute with Downs Racing relating to certain property tax assessments in Wilkes-Barre, Pennsylvania. For the fiscal years ended September 2010, 2009 and 2008, Downs Racing made annual payments, based on the agreed upon amounts, of $2.2 million, $1.7 million and $1.6 million, respectively, which were recorded as charges to income from operations in the accompanying respective consolidated statements of income. Pursuant to this settlement, Downs Racing has agreed to make remaining annual payments for tax years through 2015 totaling $12.7 million.

Litigation

The Authority is a defendant in various litigation matters resulting from its normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigations will not have a material impact on the Authority’s financial position, results of operations or cash flows.

NOTE 12—RELINQUISHMENT AGREEMENT:

In February 1998, the Authority and TCA entered into a relinquishment agreement (the “Relinquishment Agreement”). Effective January 1, 2000 (the “Relinquishment Date”), the Relinquishment Agreement superseded a then-existing management agreement with TCA. The Relinquishment Agreement provides, among other things,

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the Authority make certain payments to TCA out of, and determined as a percentage of, Revenues, as defined under the Relinquishment Agreement, generated by Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments (“Senior Relinquishment Payments” and “Junior Relinquishment Payments”) have separate schedules and priorities. Senior Relinquishment Payments commenced on April 25, 2000, 25 days following the end of the first three-month period after the Relinquishment Date, and continue at the end of each three-month period thereafter until January 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, 25 days following the end of the first six-month period after the Relinquishment Date, and continue at the end of each six-month period thereafter until January 25, 2015. Each Senior and Junior Relinquishment Payment is an amount equal to 2.5% of Revenues generated by Mohegan Sun over the immediate preceding three-month or six-month payment period, as the case may be. Revenues are defined under the Relinquishment Agreement as gross gaming revenues, other than Class II Gaming revenues, and all other revenues, as defined, including, without limitation, hotel revenues, room service revenues, food and beverage revenues, ticket revenues, fees or receipts from the convention/events center and all rental revenues or other receipts from lessees and concessionaires, but not the gross receipts of such lessees, licenses and concessionaires, derived directly or indirectly from the facilities, as defined. Revenues under the Relinquishment Agreement exclude revenues generated from certain expansion areas of Mohegan Sun, such as Casino of the Wind, as such areas do not constitute facilities as defined under the Relinquishment Agreement.

In the event of any bankruptcy, liquidation, reorganization or similar proceeding relating to the Authority, the Relinquishment Agreement provides that Senior and Junior Relinquishment Payments then due and owing are subordinated in right of payment to the Authority’s senior secured obligations, which include the Bank Credit Facility, the 2009 Second Lien Senior Secured Notes and capital lease obligations, and that Junior Relinquishment Payments then due and owing are further subordinated in right of payment to all of the Authority’s other senior obligations, including the Authority’s 2005 Senior Unsecured Notes. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payments, which are required monthly payments made by the Authority to the Tribe under the Priority Distribution Agreement, to the extent then due. The Authority, in accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, recorded a $549.1 million relinquishment liability at September 30, 1998 based on the estimated present value of its obligations under the Relinquishment Agreement.

As of September 30, 2010 and 2009, the carrying amount of the relinquishment liability was $230.7 million and $298.4 million, respectively. The decrease in the relinquishment liability during the fiscal year ended September 30, 2010 was due to $56.6 million in relinquishment payments and a $26.5 million relinquishment liability reassessment credit. This reduction in the liability was offset by $15.4 million representing the accretion of discount to the relinquishment liability.

Relinquishment payments consisted of the following (in millions):

	For the Fiscal Years Ended September 30,
	2010	2009	2008
Principal	$39.9	$39.6	$48.4
Accretion of discount	16.7	22.1	27.7

Total	$56.6	$61.7	$76.1

The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of September 30, 2010 and 2009, relinquishment payments earned but unpaid were $14.9 million and $14.7 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The relinquishment liability reassessment credits of $26.5 million, $45.7 million and $68.9 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively, resulted from lowered Mohegan Sun revenue projections as of the end of the respective fiscal year compared to estimates as of the end of the prior fiscal year on the determination of the relinquishment liability.

In fiscal 2010, based on continued declines in business volumes and competitive pressures, the Authority concluded that Mohegan Sun’s projected revenues over the remaining relinquishment period, which expires on December 31, 2014, would decrease by approximately $562.6 million, thereby decreasing the related relinquishment liability, causing the Authority to record the non-cash relinquishment liability credit of $26.5 million.

In fiscal 2009, based on declines in business volumes, the Authority concluded that Mohegan Sun’s projected revenues over the remaining relinquishment period would decrease by approximately $917.7 million, thereby decreasing the related relinquishment liability, causing the Authority to record the non-cash relinquishment liability credit of $45.7 million.

In fiscal 2008, based on the Authority’s suspension of Project Horizon, a slowdown in business volumes and increased competition in the Northeast gaming market, the Authority concluded that Mohegan Sun’s projected revenues over the remaining relinquishment period would decrease by approximately $1.55 billion, thereby decreasing the related relinquishment liability, causing the Authority to record the non-cash relinquishment liability credit of $68.9 million.

NOTE 13—MOHEGAN GOLF, LLC:

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

In May 2007, Mohegan Golf acquired substantially all of the assets of PCC, which included a golf course located in Sprague and Franklin, Connecticut. In June 2007, the golf course was renamed Mohegan Sun Country Club at Pautipaug and re-opened under the ownership of Mohegan Golf. On August 1, 2010, the golf course and related facilities were temporarily closed for renovations and are scheduled to re-open in the spring of 2012.

Mohegan Golf incurred acquisition costs of $4.7 million for the golf course and other items acquired and assumed from PCC, which was allocated among the following assets and liabilities: (1) property and equipment valued at $3.1 million; (2) a membership intangible asset resulting from a contractual agreement with PCC’s members at the time of acquisition, valued at $1.7 million; (3) current assets of $210,000; (4) environmental obligations of $300,000; and (5) capital lease obligations of $34,000. The membership intangible asset is being amortized over fifteen years and is assessed for impairment whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. As of September 30, 2010 and 2009, accumulated amortization on the membership intangible asset was $381,000 and $268,000, respectively. For the fiscal years ended September 30, 2010, 2009 and 2008, amortization expense associated with the membership intangible asset totaled $113,000, $113,000 and $112,000, respectively. The Authority expects to incur amortization expense related to the membership intangible asset of $113,000 for each of the next five years.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—MOHEGAN VENTURES WISCONSIN, LLC (MENOMINEE PROJECT):

In October 2004, the Authority entered into a management agreement with the Menominee Tribe and the Menominee Kenosha Gaming Authority (the “MKGA”). Under the terms of the management agreement, the Authority will manage, operate and maintain the Menominee Project, a proposed casino to be owned by the Menominee Tribe and to be located in Kenosha, Wisconsin, for a period of seven years commencing with its opening, in consideration for certain management fees of 13.4% of Net Revenues, as defined under the management agreement, which approximates net income earned from the Menominee Project. The management agreement is subject to approval by the National Indian Gaming Commission (the “NIGC”).

In March 2007, the Authority formed MVW as its wholly-owned subsidiary to own a membership interest in WTG. WTG was formed by the Authority to participate in the Menominee Project. At inception, MVW held an 85.4% membership interest in WTG and MV, a wholly-owned subsidiary of the Tribe, held the remaining 14.6% membership interest. In March 2007, WTG purchased the development rights for the Menominee Project under a development agreement with the Menominee Tribe and the MKGA, which was executed in October 2003, along with certain other assets, and assumed certain liabilities from Kenesah Gaming Development, LLC (“KGD”). The development agreement provided for certain development fees over a period of seven years following the opening of the proposed casino. WTG paid $6.4 million in cash for the development rights and other items acquired and assumed from KGD. In fiscal 2008, due to the uncertainty in the development of the Menominee Project, the Authority wrote-off the related development rights intangible asset and fully reserved certain receivables related to reimbursable costs and expenses advanced by WTG on behalf of the Menominee Tribe for the Menominee Project.

In January 2009, the Bureau of Indian Affairs (the “BIA”) informed the Menominee Tribe of the decision by the United States Secretary of the Interior to decline to take the Menominee Project site in Kenosha into trust for the Menominee Tribe. The rejection of the Menominee Tribe’s trust land application was based on a policy for reviewing trust land acquisitions for off-reservation gaming projects adopted by the BIA in January 2008 in a guidance memorandum and contradicted an earlier recommendation from the BIA’s Regional Director. In May 2009, the Menominee Tribe filed a lawsuit against the federal government in the United States District Court challenging the rejection and this lawsuit currently remains pending.

In September 2010, MV surrendered its membership interest in WTG, subject to rights to future reimbursement of its contributions to WTG. Also, in September 2010, WTG entered into a release and reimbursement agreement with the Menominee Tribe and MKGA, pursuant to which WTG: (1) relinquished its development rights and was relieved of its development obligations for the Menominee Project; (2) retained its rights to reimbursement of a portion of the WTG receivables, subject to certain conditions; and (3) assigned the option to purchase the proposed Menominee Project site in Kenosha to MKGA. The Authority retained its interest in the management agreement.

As of September 30, 2010, MVW holds 100% membership interest in WTG. MVW and WTG are full and unconditional guarantors of the Authority’s outstanding indebtedness under the Bank Credit Facility and senior and senior subordinated notes. Refer to Note 18 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and non-guarantor entities.

NOTE 15—MOHEGAN VENTURES-NORTHWEST, LLC (COWLITZ PROJECT):

In July 2004, the Authority formed Mohegan Ventures-NW as its wholly-owned subsidiary. Mohegan Ventures-NW is one of three current members in Salishan-Mohegan, which was formed to participate in the Cowlitz Project, a proposed casino to be owned by the Cowlitz Tribe and to be located in Clark County,

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Washington. Mohegan Ventures-NW, Salishan Company, LLC, an unrelated entity, and the Mohegan Tribe hold member interests in Salishan-Mohegan of 49.15%, 43% and 7.85%, respectively. Salishan-Mohegan is not a restricted entity of the Authority, and therefore, is not required to be a guarantor of the Authority’s debt obligations. Refer to Note 18 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and non-guarantor entities.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time. Under the terms of the development agreement, Salishan-Mohegan will assist in securing financing, as well as administer and oversee the planning, designing, development, construction and furnishing of the proposed casino. The development agreement provides for certain development fees of 3% of total Project Costs, as defined under the development agreement, which are to be distributed to Mohegan Ventures-NW, pursuant to the Salishan-Mohegan operating agreement. In 2006, Salishan-Mohegan purchased a 152-acre site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States pursuant to the development agreement. Under the terms of the management agreement, Salishan-Mohegan will manage, operate and maintain the proposed casino for a period of seven years following its opening. The management agreement provides for certain management fees of 24% of Net Revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Pursuant to the Salishan-Mohegan operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interest.

Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Washington and acceptance of land into trust on behalf of the Cowlitz Tribe by the United States Department of the Interior. The development agreement provides for termination of Salishan-Mohegan’s exclusive development rights if the land is not taken into trust by a certain date. In July 2009, the development agreement was amended to extend the termination date from December 31, 2010 to December 31, 2015. The management agreement is subject to approval by the NIGC.

Under the terms of the development agreement, certain receivables contributed to Salishan-Mohegan and amounts advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe are reimbursable to Salishan-Mohegan by the Cowlitz Tribe, subject to appropriate approvals defined under the development agreement. Reimbursements are contingent and are to be distributed upon: (1) the receipt of necessary financing for the development of the proposed casino, and (2) the related property being taken into trust by the United States Department of the Interior. The Authority accrues interest on the Salishan-Mohegan receivables at a rate of Bank of America’s announced Prime Rate plus 2.0%, compounded monthly.

On December 23, 2010, the Assistant Secretary—Indian Affairs of the Department of the Interior announced the approval of the acquisition of the 152-acre Cowlitz Project site into trust for the benefit of the Cowlitz Tribe pursuant to the Indian Reorganization Act. The Assistant Secretary also announced that the acquired lands will serve as the initial reservation of the Cowlitz Tribe and that the tribe may conduct gaming on such lands under IGRA. Transfer of the property to the United States remains subject to final action by the Department of the Interior and potential legal challenges. Class III gaming on the property remains subject to the negotiation and federal approval of a compact between the Cowlitz Tribe and the State of Washington, which is a party to gaming compacts with twenty eight other federally-recognized Indian tribes in that state. The Authority can provide no assurance that these conditions will be satisfied or that the necessary financing for the development of the proposed casino will be obtained.

In light of the aforementioned and the uncertainty in the development of the Cowlitz Project, the Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Authority’s estimate of the probability that the receivables will be collected. As of September 30, 2010 and 2009, the Salishan-Mohegan receivables, including accrued interest, totaled $31.4 million and $28.7 million, respectively, inclusive of reserves for doubtful collection of $9.4 million and $8.6 million, respectively, which were included in other assets, net, in the accompanying consolidated balance sheets.

NOTE 16—INVESTMENT IN WNBA FRANCHISE:

In January 2003, the Authority formed MBC as its wholly-owned subsidiary to own and operate a professional basketball team in the WNBA. In January 2003, the Authority and MBC entered into a Membership Agreement with WNBA, LLC. The Membership Agreement sets forth the terms and conditions under which MBC acquired its membership in the WNBA and the right to own and operate the team. The Authority guaranteed the obligations of MBC under the Membership Agreement. MBC is a full and unconditional guarantor of the Authority’s outstanding indebtedness under the Bank Credit Facility and senior and senior subordinated notes. Refer to Note 18 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and non-guarantor entities.

In connection with MBC’s acquisition, the Authority estimated the fair value of the initial player roster to be $4.8 million, and the remaining $5.5 million of MBC’s aggregate investment was recognized as a franchise value, both of which were included in intangible assets, net, in the accompanying consolidated balance sheets. The player roster value was amortized over seven years. As of September 30, 2010 and 2009, accumulated amortization on the player roster value was $1.2 million and $1.1 million, respectively. Total write-offs of player contracts included within the initial player roster value totaled $3.6 million. The franchise value is being amortized over thirty years and is assessed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As of September 30, 2010 and 2009, accumulated amortization on the franchise value was $1.4 million and $1.2 million, respectively. For the fiscal years ended September 30, 2010, 2009 and 2008, amortization expense associated with these intangible assets totaled $237,000, $371,000 and $598,000, respectively, inclusive of net write-offs of certain player contracts included within the initial player roster value of $13,000 and $192,000 for the fiscal years ended September 30, 2009 and 2008, respectively. The Authority expects to incur amortization expenses related to the franchise value of $183,000 for each of the next five fiscal years.

MBC currently owns approximately 3.8% of the membership interest in WNBA, LLC, which is accounted for under the Cost Method. Under the Limited Liability Company Agreement of WNBA, LLC, if at any time, WNBA, LLC’s Board of Governors determines that additional funds are needed for WNBA, LLC’s or any league entity’s general business, the Board of Governors may require additional cash capital contributions. In such circumstance, each member shall be obligated to contribute to WNBA, LLC an amount of cash equal to that member’s proportionate share of ownership. Under the terms of the WNBA Note, the principal payment due on the WNBA Note after any such contribution will be reduced by the contribution amount. Since the date of acquisition to September 30, 2010, no such cash capital contributions were required by WNBA, LLC.

NOTE 17—SEGMENT REPORTING:

As of September 30, 2010, the Authority owns and operates Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club (collectively, the “Connecticut Entities”), and the Pennsylvania Entities. All of the Authority’s revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority’s executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Entities and the Pennsylvania

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Entities on a separate basis. The Authority, therefore, believes that it has two separate reportable segments due to the differing nature of their operations: (1) Mohegan Sun, which includes the operations of the Connecticut Entities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania Entities. The following tables provide financial information related to each segment (in thousands):

	For the Fiscal Years Ended September 30,
	2010	2009	2008
Net revenues:
Mohegan Sun	$1,157,419	$1,203,765	$1,362,945
Mohegan Sun at Pocono Downs	264,543	251,352	209,238

Total	1,421,962	1,455,117	1,572,183
Income (loss) from operations:
Mohegan Sun	142,143	247,678	280,232
Mohegan Sun at Pocono Downs	15,652	12,378	12,093
Corporate	(18,538)	(17,310)	(28,959)

Total	139,257	242,746	263,366
Accretion of discount to the relinquishment liability	(15,426)	(20,425)	(27,085)
Interest income	2,755	3,912	3,795
Interest expense, net of capitalized interest	(116,784)	(109,689)	(93,793)
Gain (loss) on early extinguishment of debt	(1,584)	8,466	-
Write-off of debt issuance costs	(338)	-	-
Other income (expense), net	(426)	(7,658)	248

Net income	7,454	117,352	146,531
Loss attributable to non-controlling interests	2,258	1,992	2,729

Net income attributable to Mohegan Tribal Gaming Authority	$9,712	$119,344	$149,260

	For the Fiscal Years Ended September 30,
	2010	2009	2008
Capital expenditures incurred:
Mohegan Sun	$27,165	$90,691	$210,482
Mohegan Sun at Pocono Downs	16,379	2,841	173,184
Corporate	-	-	22

Total	$43,544	$93,532	$383,688

	September 30,
	2010	2009
Total assets:
Mohegan Sun	$1,532,842	$1,636,007
Mohegan Sun at Pocono Downs	599,702	587,860
Corporate	68,079	71,216

Total	$2,200,623	$2,295,083

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of September 30, 2010, substantially all of the Authority’s outstanding debt, including its Bank Credit Facility, 2009 Second Lien Senior Secured Notes, 2005 Senior Unsecured Notes, 2002 Senior Subordinated Notes, 2004 Senior Subordinated Notes and 2005 Senior Subordinated Notes, is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG. The 2001 Senior Subordinated Notes are fully and unconditionally guaranteed by MBC. In September 2010, MV, a subsidiary of the Tribe, surrendered its membership interest in WTG to MVW. Accordingly, MVW now holds 100% membership interest in WTG. Separate financial statements and other disclosures concerning MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG are not presented below because the Authority believes that the summarized financial information provided below and in Note 17 is adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor entities as of September 30, 2010 and 2009 and for the fiscal years ended September 30, 2010, 2009 and 2008 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2010
	Authority	100% Owned Guarantor Subsidiary- MBC	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non- Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,298,112	$65	$255,025	$255,090	$19,951	$-	$1,573,153
Intercompany receivables	492,653	-	12,238	12,238	-	(504,891)	-
Investment in subsidiaries	101,966	-	2,473	2,473	-	(104,439)	-
Other intangible assets, net	120,850	4,086	281,811	285,897	-	-	406,747
Other assets, net	124,333	321	72,109	72,430	23,960	-	220,723

Total assets	$2,137,914	$4,472	$623,656	$628,128	$43,911	$(609,330)	$2,200,623

LIABILITIES AND CAPITAL
Total current liabilities	$244,591	$1,731	$32,093	$33,824	$16,633	$-	$295,048
Long-term debt and capital leases, net of current portions	1,601,471	-	-	-	-	-	1,601,471
Due to Mohegan Tribe	-	-	-	-	10,000	-	10,000
Relinquishment liability, net of current portion	161,692	-	-	-	-	-	161,692
Intercompany payables	-	-	492,653	492,653	12,238	(504,891)	-
Other long-term liabilities	368	-	-	-	-	-	368

Total liabilities	2,008,122	1,731	524,746	526,477	38,871	(504,891)	2,068,579
Mohegan Tribal Gaming Authority capital	129,792	2,741	98,910	101,651	5,040	(107,007)	129,476
Non-controlling interests	-	-	-	-	-	2,568	2,568

Total liabilities and capital	$2,137,914	$4,472	$623,656	$628,128	$43,911	$(609,330)	$2,200,623

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG.
(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2009
	Authority	100% Owned Guarantor Subsidiary- MBC	Other 100% Owned Guarantor Subsidiaries (1)	Non 100% Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,401,886	$73	$254,853	$-	$254,926	$19,951	$-	$1,676,763
Intercompany receivables	446,321	-	16,080	-	16,080	-	(462,401)	-
Investment in subsidiaries	138,607	-	10,070	-	10,070	-	(148,677)	-
Other intangible assets, net	120,168	4,323	265,423	-	269,746	-	-	389,914
Other assets, net	130,141	214	74,497	196	74,907	23,358	-	228,406

Total assets	$2,237,123	$4,610	$620,923	$196	$625,729	$43,309	$(611,078)	$2,295,083

LIABILITIES AND CAPITAL
Total current liabilities	$236,464	$1,878	$26,812	$35	$28,725	$14,121	$-	$279,310
Long-term debt and capital leases, net of current portions	1,597,615	1,000	-	600	1,600	-	-	1,599,215
Due to Mohegan Tribe	-	-	-	-	-	10,000	-	10,000
Relinquishment liability, net of current portion	226,511	-	-	-	-	-	-	226,511
Intercompany payables	-	-	446,321	4,411	450,732	11,669	(462,401)	-
Other long-term liabilities	362	-	-	-	-	-	-	362

Total liabilities	2,060,952	2,878	473,133	5,046	481,057	35,790	(462,401)	2,115,398
Mohegan Tribal Gaming Authority capital	176,171	1,732	147,790	(4,850)	144,672	7,519	(152,507)	175,855
Non-controlling interests	-	-	-	-	-	-	3,830	3,830

Total liabilities and capital	$2,237,123	$4,610	$620,923	$196	$625,729	$43,309	$(611,078)	$2,295,083

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW and MTGA Gaming.
(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Fiscal Year Ended September 30, 2010
	Authority	100% Owned Guarantor Subsidiary- MBC	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non-Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$1,153,194	$5,180	$265,439	$270,619	$(2)	$(1,849)	$1,421,962
Operating costs and expenses:
Gaming and other operations	717,495	3,627	197,570	201,197	-	(1,849)	916,843
Advertising, general and administrative	190,401	1,503	28,467	29,970	3,988	-	224,359
Pre-opening	42	-	2,740	2,740	-	-	2,782
Depreciation and amortization	74,337	248	22,704	22,952	-	-	97,289
Impairment of assets related to Project Horizon	58,079	-	-	-	-	-	58,079
Severance	9,865	-	-	-	-	-	9,865
Relinquishment liability reassessment	(26,512)	-	-	-	-	-	(26,512)

Total operating costs and expenses	1,023,707	5,378	251,481	256,859	3,988	(1,849)	1,282,705

Income (loss) from operations	129,487	(198)	13,958	13,760	(3,990)	-	139,257
Accretion of discount to the relinquishment liability	(15,426)	-	-	-	-	-	(15,426)
Interest expense, net of capitalized interest	(63,822)	(25)	(50,863)	(50,888)	(2,699)	625	(116,784)
Loss on early extinguishment of debt	(1,584)	-	-	-	-	-	(1,584)
Loss on interests in subsidiaries	(37,804)	-	(2,099)	(2,099)	-	39,903	-
Other income (expense), net	(1,139)	-	1,345	1,345	2,410	(625)	1,991

Net income (loss)	9,712	(223)	(37,659)	(37,882)	(4,279)	39,903	7,454
Loss attributable to non-controlling interests	-	-	78	78	-	2,180	2,258

Net income (loss) attributable to Mohegan Tribal Gaming Authority	$9,712	$(223)	$(37,581)	$(37,804)	$(4,279)	$42,083	$9,712

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG.
(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Year Ended September 30, 2009
	Authority	100% Owned Guarantor Subsidiary- MBC	Other 100% Owned Guarantor Subsidiaries (1)	Non 100% Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$1,199,565	$4,558	$252,691	$-	$257,249	$(12)	$(1,685)	$1,455,117
Operating costs and expenses:
Gaming and other operations	742,648	3,418	187,230	-	190,648	-	(1,685)	931,611
Advertising, general and administrative	186,764	1,498	28,504	1,360	31,362	4,751	-	222,877
Pre-opening	58	-	224	-	224	-	-	282
Depreciation and amortization	76,743	392	26,144	-	26,536	-	-	103,279
Relinquishment liability reassessment	(45,678)	-	-	-	-	-	-	(45,678)

Total operating costs and expenses	960,535	5,308	242,102	1,360	248,770	4,751	(1,685)	1,212,371

Income (loss) from operations	239,030	(750)	10,589	(1,360)	8,479	(4,763)	-	242,746
Accretion of discount to the relinquishment liability	(20,425)	-	-	-	-	-	-	(20,425)
Interest expense, net of capitalized interest	(61,171)	(81)	(47,589)	(645)	(48,315)	(1,459)	1,256	(109,689)
Gain on early extinguishment of debt	8,466	-	-	-	-	-	-	8,466
Loss on interests in subsidiaries	(39,403)	-	(1,901)	-	(1,901)	-	41,304	-
Other income (expense), net	(7,153)	-	1,613	721	2,334	2,329	(1,256)	(3,746)

Net income (loss)	119,344	(831)	(37,288)	(1,284)	(39,403)	(3,893)	41,304	117,352
Loss attributable to non-controlling interests	-	-	-	-	-	14	1,978	1,992

Net income (loss) attributable to Mohegan Tribal Gaming Authority	$119,344	$(831)	$(37,288)	$(1,284)	$(39,403)	$(3,879)	$43,282	$119,344

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW and MTGA Gaming.
(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Year Ended September 30, 2008
	Authority	100% Owned Guarantor Subsidiary- MBC	Other 100% Owned Guarantor Subsidiaries (1)	Non 100% Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$1,358,388	$4,813	$210,765	$-	$215,578	$-	$(1,783)	$1,572,183
Operating costs and expenses:
Gaming and other operations	855,268	3,919	158,743	-	162,662	-	(1,783)	1,016,147
Advertising, general and administrative	219,179	1,877	23,408	7,416	32,701	2,715	-	254,595
Pre-opening	1,204	-	3,448	-	3,448	-	-	4,652
Depreciation and amortization	83,528	639	14,514	3,689	18,842	-	-	102,370
Relinquishment liability reassessment	(68,947)	-	-	-	-	-	-	(68,947)

Total operating costs and expenses	1,090,232	6,435	200,113	11,105	217,653	2,715	(1,783)	1,308,817

Income (loss) from operations	268,156	(1,622)	10,652	(11,105)	(2,075)	(2,715)	-	263,366
Accretion of discount to the relinquishment liability	(27,085)	-	-	-	-	-	-	(27,085)
Interest expense, net of capitalized interest	(52,718)	(181)	(39,152)	(338)	(39,671)	(2,586)	1,182	(93,793)
Loss on interests in subsidiaries	(39,734)	-	(1,361)	-	(1,361)	-	41,095	-
Other income, net	641	-	1,580	750	2,330	2,254	(1,182)	4,043

Net income (loss)	149,260	(1,803)	(28,281)	(10,693)	(40,777)	(3,047)	41,095	146,531
Loss attributable to non-controlling interests	-	-	1,043	-	1,043	269	1,417	2,729

Net income (loss) attributable to Mohegan Tribal Gaming Authority	$149,260	$(1,803)	$(27,238)	$(10,693)	$(39,734)	$(2,778)	$42,512	$149,260

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW and MTGA Gaming.
(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30, 2010
	Authority	100% Owned Guarantor Subsidiary- MBC	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non-Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$128,741	$(203)	$44,760	$44,557	$(2,792)	$-	$170,506

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(29,865)	(3)	(18,227)	(18,230)	-	-	(48,095)
Payment of table games authorization fee	-	-	(16,500)	(16,500)	-	-	(16,500)
Other cash flows provided by (used in) investing activities	4,604	-	1,161	1,161	(831)	(4,418)	516

Net cash flows used in investing activities	(25,261)	(3)	(33,566)	(33,569)	(831)	(4,418)	(64,079)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings-revolving loan	368,000	-	-	-	-	-	368,000
Bank Credit Facility repayments-revolving loan	(407,000)	-	-	-	-	-	(407,000)
Bank Credit Facility repayments-term loan	(147,000)	-	-	-	-	-	(147,000)
Line of Credit borrowings	531,580	-	-	-	-	-	531,580
Line of Credit repayments	(536,373)	-	-	-	-	-	(536,373)
Proceeds from issuance of Second Lien Senior Secured Notes, net of discount	192,468	-	-	-	-	-	192,468
Principal portion of relinquishment liability payments	(39,939)	-	-	-	-	-	(39,939)
Distributions to Tribe	(61,500)	-	-	-	-	-	(61,500)
Capitalized debt issuance costs	(8,179)	-	-	-	-	-	(8,179)
Other cash flows provided by (used in) financing activities	(1,693)	232	(5,704)	(5,472)	3,496	4,418	749

Net cash flows provided by (used in) financing activities	(109,636)	232	(5,704)	(5,472)	3,496	4,418	(107,194)

Net increase (decrease) in cash and cash equivalents	(6,156)	26	5,490	5,516	(127)	-	(767)
Cash and cash equivalents at beginning of year	45,302	(75)	18,876	18,801	561	-	64,664

Cash and cash equivalents at end of year	$39,146	$(49)	$24,366	$24,317	$434	$-	$63,897

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG.
(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Year Ended September 30, 2009
	Authority	100% Owned Guarantor Subsidiary- MBC	Other 100% Owned Guarantor Subsidiaries (1)	Non 100% Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$142,635	$(803)	$34,947	$(2)	$34,142	$(6,580)	$-	$170,197

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(141,043)	-	(36,191)	-	(36,191)	-	-	(177,234)
Proceeds from amendment to the purchase agreement for Mohegan Sun at Pocono Downs	20,063	-	-	-	-	-	-	20,063
Other cash flows provided by (used in) investing activities	5,851	-	2,384	(745)	1,639	(1,056)	(6,617)	(183)

Net cash flows used in investing activities	(115,129)	-	(33,807)	(745)	(34,552)	(1,056)	(6,617)	(157,354)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	1,052,000	-	-	-	-	-	-	1,052,000
Bank Credit Facility repayments - revolving loan	(486,000)	-	-	-	-	-	-	(486,000)
Bank Credit Facility borrowings - term loan	(153,000)	-	-	-	-	-	-	(153,000)
Line of Credit borrowings	547,230	-	-	-	-	-	-	547,230
Line of Credit repayments	(537,987)	-	-	-	-	-	-	(537,987)
Salishan Credit Facility borrowings - revolving loan	-	-	-	-	-	2,250	-	2,250
Salishan Credit Facility repayments - revolving loan	-	-	-	-	-	(10,000)	-	(10,000)
Borrowings from Mohegan Tribe	-	-	-	-	-	10,000	-	10,000
Payments on long-tem debt	(335,806)	(1,000)	-	-	(1,000)	-	-	(336,806)
Principal portion of relinquishment liability payments	(39,602)	-	-	-	-	-	-	(39,602)
Distributions to Tribe	(71,500)	-	-	-	-	-	-	(71,500)
Capitalized debt issuance costs	(9,810)	-	-	-	-	-	-	(9,810)
Other cash flows provided by (used in) financing activities	(2,459)	1,741	(8,782)	771	(6,270)	3,958	6,617	1,846

Net cash flows provided by (used in) financing activities	(36,934)	741	(8,782)	771	(7,270)	6,208	6,617	(31,379)

Net increase (decrease) in cash and cash equivalents	(9,428)	(62)	(7,642)	24	(7,680)	(1,428)	-	(18,536)
Cash and cash equivalents at beginning of year	54,730	(13)	26,322	172	26,481	1,989	-	83,200

Cash and cash equivalents at end of year	$45,302	$(75)	$18,680	$196	$18,801	$561	$-	$64,664

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW and MTGA Gaming.
(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Year Ended September 30, 2008
	Authority	100% Owned Guarantor Subsidiary- MBC	Other 100% Owned Guarantor Subsidiaries (1)	Non 100% Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$148,484	$(916)	$26,608	$(1)	$25,691	$(3,503)	$-	$170,672

Cash flows used in investing activities:
Purchases of property and equipment	(161,321)	(6)	(156,102)	-	(156,108)	-	-	(317,429)
Proceeds from amendment to the purchase agreement for Mohegan Sun at Pocono Downs	7,000	-	-	-	-	-	-	7,000
Other cash flows used in investing activities	(149,650)	-	(8,641)	(1,547)	(10,188)	(2,602)	152,819	(9,621)

Net cash flows used in investing activities	(303,971)	(6)	(164,743)	(1,547)	(166,296)	(2,602)	152,819	(320,050)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	575,000	-	-	-	-	-	-	575,000
Bank Credit Facility repayments - revolving loan	(608,000)	-	-	-	-	-	-	(608,000)
Bank Credit Facility borrowings - term loan	300,000	-	-	-	-	-	-	300,000
Line of Credit borrowings	565,746	-	-	-	-	-	-	565,746
Line of Credit repayments	(579,399)	-	-	-	-	-	-	(579,399)
Principal portion of relinquishment liability payments	(48,352)	-	-	-	-	-	-	(48,352)
Distributions to Tribe	(80,000)	-	-	-	-	-	-	(80,000)
Other cash flows provided by (used in) financing activities	(4,060)	977	147,947	1,720	150,644	8,087	(152,819)	1,852

Net cash flows provided by financing activities	120,935	977	147,947	1,720	150,644	8,087	(152,819)	126,847

Net (decrease) increase in cash and cash equivalents	(34,552)	55	9,812	172	10,039	1,982	-	(22,531)
Cash and cash equivalents at beginning of year	89,282	(68)	16,510	-	16,442	7	-	105,731

Cash and cash equivalents at end of year	$54,730	$(13)	$26,322	$172	$26,481	$1,989	$-	$83,200

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW and MTGA Gaming.
(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2010, 2009 and 2008

(in thousands)

	Column A	Column B	Column C	Column D
	Balances at Beginning of Year	Charges to Costs and Expenses	Deductions from Reserves (1)	Balances at End of Year
Description:
Fiscal Year Ended September 30, 2010
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$37,880	$2,551	$10,843	$29,588
Fiscal Year Ended September 30, 2009
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$28,566	$9,937	$623	$37,880
Fiscal Year Ended September 30, 2008
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$11,214	$18,338	$986	$28,566

(1)	Deductions from reserves include write-off of uncollectible accounts, net of recoveries of accounts previously written-off.

S-1

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to its Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the 1996 Form S-1) and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club, LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”) and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4 and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Form S-4”) and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Form S-4 and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Form S-4 and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Form S-4 and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Form S-4 and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Form S-4 and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Form S-4 and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Form S-4 and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Form S-4 and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Form S-4 and incorporated by reference herein).

3.15	Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed as Exhibit 3.15 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the SEC on August 10, 2006 (the “June 2006 Form 10-Q”) and incorporated by reference herein).

3.16	Operating Agreement of Mohegan Ventures-Northwest, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of July 23, 2004 (filed as Exhibit 3.16 to the June 2006 Form 10-Q and incorporated by reference herein).

Exhibit No.	Description
3.17	Articles of Organization of Mohegan Golf, LLC, dated as of November 20, 2006 (filed as Exhibit 3.17 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006 (the “2006 Form 10-K”) and incorporated by reference herein).

3.18	Certificate of Formation of Wisconsin Tribal Gaming, LLC, dated as of February 27, 2007 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 Form 10-Q”) and incorporated by reference herein).

3.19	Articles of Organization of Mohegan Ventures Wisconsin, LLC, dated as of March 1, 2007 (filed as Exhibit 3.19 to the March 2007 Form 10-Q and incorporated by reference herein).

3.20	Certificate of Formation of MTGA Gaming, LLC, dated as of July 27, 2007 (filed as Exhibit 3.20 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “2007 Form 10-K”), filed with the SEC on December 21, 2007 and incorporated by reference herein).

3.21	Articles of Amendment of Mohegan Golf, LLC, dated as of April 8, 2008 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the SEC on May 15, 2008 and incorporated by reference herein).

4.1	Relinquishment Agreement, dated as of February 7, 1998, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998 and incorporated by reference herein).

4.2	Indenture, dated as of July 26, 2001, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 14, 2001 (the “2001 Form S-4”) and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, between the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club, LLC, the other Subsidiary Guarantors (as defined under the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (the “June 2003 Form 10-Q), filed with the SEC on August 7, 2003 and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, between the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club, LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (the “June 2004 Form 10-Q”), filed with the SEC on August 16, 2004 and incorporated by reference herein).

4.5	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4 and incorporated by reference herein).

4.6	Indenture, dated as of February 20, 2002, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”) and incorporated by reference herein).

Exhibit No.	Description
4.7	Supplemental Indenture, dated as of January 27, 2003, between the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club, LLC, the other Subsidiary Guarantors (as defined under the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 Form 10-Q and incorporated by reference herein).

4.8	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, between the Mohegan Tribal Gaming Authority, Mohegan Basketball Club, LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 Form 10-Q”) and incorporated by reference herein).

4.9	Supplemental Indenture No. 2, dated as of January 25, 2005, between the Mohegan Tribal Gaming Authority, Mohegan Basketball Club, LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 Form 10-Q and incorporated by reference herein).

4.10	Supplemental Indenture No. 3, dated as of January 25, 2005, between the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined under the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 Form 10-Q and incorporated by reference herein).

4.11	Supplemental Indenture No. 4, dated as of August 4, 2006, between the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.11 to the June 2006 Form 10-Q and incorporated by reference herein).

4.12	Supplemental Indenture No. 5, dated as of December 18, 2006, between the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the 2006 Form 10-K and incorporated by reference herein).

4.13	Supplemental Indenture No. 6, dated as of March 28, 2007, between the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.13 to the March 2007 Form 10-Q and incorporated by reference herein).

4.14	Supplemental Indenture No. 7, dated as of August 27, 2007, between the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the 2007 Form 10-K and incorporated by reference herein).

4.15	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4 and incorporated by reference herein).

Exhibit No.	Description
4.16	Indenture, dated as of August 3, 2004, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club, LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 Form 10-Q and incorporated by reference herein).

4.17	Supplemental Indenture No. 1, dated as of January 25, 2005, between the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined under the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 Form 10-Q and incorporated by reference herein).

4.18	Supplemental Indenture No. 2, dated as of August 4, 2006, between the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2006 Form 10-Q and incorporated by reference herein).

4.19	Supplemental Indenture No. 3, dated as of December 18, 2006, between the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the 2006 Form 10-K and incorporated by reference herein).

4.20	Supplemental Indenture No. 4, dated as of March 28, 2007, between the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the March 2007 Form 10-Q and incorporated by reference herein).

4.21	Supplemental Indenture No. 5, dated as of August 27, 2007, between the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the 2007 Form 10-K and incorporated by reference herein).

4.22	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 Form 10-Q and incorporated by reference herein).

4.23	Indenture, dated as of February 8, 2005, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 Form 10-Q and incorporated by reference herein).

4.24	Supplemental Indenture No. 1, dated as of August 4, 2006, between the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the June 2006 Form 10-Q and incorporated by reference herein).

Exhibit No.	Description
4.25	Supplemental Indenture No. 2, dated as of December 18, 2006, between the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.27 to the 2006 Form 10-K and incorporated by reference herein).

4.26	Supplemental Indenture No. 3, dated as of March 28, 2007, between the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the March 2007 Form 10-Q and incorporated by reference herein).

4.27	Supplemental Indenture No. 4, dated as of August 27, 2007, between the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.35 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007 and incorporated by reference herein).

4.28	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 Form 10-Q and incorporated by reference herein).

4.29	Indenture, dated as of February 8, 2005, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 Form 10-Q and incorporated by reference herein).

4.30	Supplemental Indenture No. 1, dated as of August 4, 2006, between the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the June 2006 Form 10-Q and incorporated by reference herein).

4.31	Supplemental Indenture No. 2, dated as of December 18, 2006, between the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the 2006 Form 10-K and incorporated by reference herein).

4.32	Supplemental Indenture No. 3, dated as of March 28, 2007, between the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.36 to the March 2007 Form 10-Q and incorporated by reference herein).

4.33	Supplemental Indenture No. 4, dated as of August 27, 2007, between the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.41 to the 2007 Form 10-K and incorporated by reference herein).

Exhibit No.	Description
4.34	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 Form 10-Q and incorporated by reference herein).

4.35	Indenture, dated as of October 26, 2009, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 11 1/2% Second Lien Senior Secured Notes Due 2017 (filed as Exhibit 4.43 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the SEC on December 28, 2009 (the “2009 Form 10-K”) and incorporated by reference herein).

4.36	Form of Global 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.44 to the 2009 Form 10-K and incorporated by reference herein).

10.1	The Mohegan Tribe—State of Connecticut Gaming Compact between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut (filed as Exhibit 10.1 to the 1996 Form S-1 and incorporated by reference herein).

10.2	Agreement, dated as of April 25, 1994, between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut resolving certain land claims (filed as Exhibit 10.2 to the 1996 Form S-1 and incorporated by reference herein).

10.3	Memorandum of Understanding, dated as of April 25, 1994, between the Mohegan Tribe of Indians of Connecticut and the State of Connecticut regarding implementation of the Compact and the Resolution Agreement (filed as Exhibit 10.3 to the 1996 Form S-1 and incorporated by reference herein).

10.4	Agreement, dated as of June 16, 1994, between the Mohegan Tribe of Indians of Connecticut and the Town of Montville, Connecticut (filed as Exhibit 10.4 to the 1996 Form S-1 and incorporated by reference herein).

10.5	Land Lease, dated as of September 29, 1995, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.5 to the 1996 Form S-1 and incorporated by reference herein).

10.6	Amendment to the Land Lease, dated as of February 19, 1999, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.6 to the Authority’s Registration Statement on Form S-4, filed with the SEC on April 21, 1999 (the “1999 Form S-4”) and incorporated by reference herein).

10.7	Amendment to the Land Lease, dated as of March 6, 2007, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed with the SEC on August 13, 2007 and incorporated by reference herein).

10.8	The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement, dated as of September 1, 1998, between the Mohegan Tribal Gaming Authority and Merrill Lynch Trust (filed as Exhibit 10.16 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998 and incorporated by reference herein).*

10.9	Priority Distribution Agreement, dated as of August 1, 2001, between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated by reference herein).

Exhibit No.	Description
10.10	Employment Agreement, dated as of October 4, 2001, between the Mohegan Tribal Gaming Authority and Robert J. Soper (filed as Exhibit 10.23 to the Authority’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended September 30, 2001, filed with the SEC on November 12, 2002 and incorporated by reference herein).*

10.11	Membership Agreement, dated as of January 28, 2003, between WNBA, LLC, the Mohegan Basketball Club, LLC, the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Authority’s Form 8-K filed with the SEC on January 30, 2003 and incorporated by reference herein).

10.12	Loan Agreement, dated as of June 27, 2003, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.2 to the June 2003 Form10-Q, and incorporated by reference herein).

10.13	Revolving Loan Note, dated as of June 27, 2003, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.3 to the June 2003 Form 10-Q and incorporated by reference herein).

10.14	First Amendment to Loan Agreement, dated as of June 11, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.1 to the June 2004 Form 10-Q and incorporated by reference herein).

10.15	Second Amendment to Loan Agreement, dated as of June 22, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.2 to the June 2004 Form 10-Q, and incorporated by reference herein).

10.16	Management Agreement, dated as of September 21, 2004, between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC (filed as Exhibit 10.30 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the “2004 Form S-4”) and incorporated by reference herein).

10.17	Development Agreement, dated as of September 21, 2004, between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC (filed as Exhibit 10.31 to the 2004 Form S-4 and incorporated by reference herein).

10.18	Purchase Agreement, dated as of October 14, 2004, between PNGI Pocono Corp., PNGI, LLC and Mohegan Tribal Gaming Authority (filed as Exhibit 10.2 to the Authority’s Form 8-K, filed with the SEC on October 18, 2004 and incorporated by reference herein).

10.19	Third Amendment to Loan Agreement, dated as of August 31, 2004, between Mohegan Tribal Gaming Authority and Fleet National Bank (filed as Exhibit 10.34 to the 2004 Form S-4 and incorporated by reference herein).

10.20	Management Agreement, dated as of October 21, 2004, between the Menominee Indian Tribe of Wisconsin, the Menominee Kenosha Gaming Authority and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.35 to the 2004 Form S-4 and incorporated by reference herein).

10.21	The Mohegan Retirement and 401(k) Plan Trust Agreement, dated as of July 1, 2005, between the Mohegan Tribe of Indians of Connecticut and Merrill Lynch Trust Company, FSB (filed as Exhibit 10.30 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed with the SEC on December 9, 2005 and incorporated by reference herein).*

10.22	Employment Agreement, dated as of July 28, 2006, between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on August 3, 2006 and incorporated by reference herein).*

10.23	Employment Agreement, dated as of July 28, 2006, between the Mohegan Tribal Gaming Authority and Jeffrey E. Hartmann (filed as Exhibit 10.2 to the Authority’s Form 8-K, filed with the SEC on August 3, 2006 and incorporated by reference herein).*

Exhibit No.	Description
10.24	Employment Agreement, dated as of July 28, 2006, between the Mohegan Tribal Gaming Authority and Leo M. Chupaska (filed as Exhibit 10.3 to the Authority’s Form 8-K, filed with the SEC on August 3, 2006 and incorporated by reference herein).*

10.25	Second Amendment to Purchase Agreement and Release of Claims, dated as of August 7, 2006, between PNGI Pocono, Inc. (as successor to PNGI Pocono, Corp. and PNGI, LLC) and the Mohegan Tribal Gaming Authority, and is joined in by Penn National Gaming, Inc. for limited purposes described in the agreement (filed as Exhibit 10.4 to the June 2006 Form 10-Q and incorporated by reference herein).

10.26	Second Amended and Restated Loan Agreement, dated as of March 9, 2007, between the Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on March 15, 2007 and incorporated by reference herein).

10.27	Amendment No. 1 to the Second Amended and Restated Loan Agreement, dated as of February 13, 2008, between the Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the SEC on February 14, 2008 and incorporated by reference herein).

10.28	Amendment to Employment Agreement, dated as of February 4, 2008, between the Mohegan Tribal Gaming Authority and Leo M. Chupaska (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on February 8, 2008 and incorporated by reference herein).*

10.29	Third Amended and Restated Loan Agreement, dated as of December 10, 2008, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on December 15, 2008 and incorporated by reference herein).

10.30	Amended Employment Agreement, dated as of February 23, 2009, between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on February 27, 2009 and incorporated by reference herein).*

10.31	Amended Employment Agreement, dated as of February 23, 2009, between the Mohegan Tribal Gaming Authority and Jeffrey E. Hartmann (filed as Exhibit 10.2 to the Authority’s Form 8-K, filed with the SEC on February 27, 2009 and incorporated by reference herein).*

10.32	Amended Employment Agreement, executed February 23, 2009, by and between the Mohegan Tribal Gaming Authority and Leo M. Chupaska (filed as Exhibit 10.3 to the Form 8-K filed with the SEC on February 27, 2009).*

10.33	Employment Agreement, dated as of April 2, 2009, between Downs Racing, L.P. and Robert J. Soper (filed as Exhibit 10.4 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the SEC on May 15, 2009 and incorporated by reference herein).*

10.34	Collateral Agency and Intercreditor Agreement, dated as of October 26, 2009, between the Mohegan Tribal Gaming Authority, the Guarantors (as defined therein), Bank of America, N.A., as Administrative Agent for the first lien secured parties, U.S. Bank National Association, as trustee under the Indenture and U.S. Bank National Association, as Collateral Agent for the second lien secured parties (filed as Exhibit 10.35 to the 2009 Form 10-K and incorporated by reference herein).

Exhibit No.	Description
10.35	Amendment No. 1 to the Third Amended and Restated Loan Agreement, dated as of October 26, 2009, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.36 to the 2009 Form 10-K and incorporated by reference herein).

12.1	Statement regarding computation of ratio of earnings to fixed charges (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).

*	Management contract or compensatory plan or arrangement.