Form 10-Q
period 2010-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2011-02-14
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2010	September 30, 2010
ASSETS

Current assets:
Cash and cash equivalents	$92,151	$63,897
Restricted cash	1,499	1,246
Receivables, net	22,875	24,154
Inventories	14,798	14,519
Other current assets	30,284	26,062

Total current assets	161,607	129,878

Non-current assets:
Property and equipment, net	1,556,862	1,573,153
Goodwill	39,459	39,459
Other intangible assets, net	406,645	406,747
Other assets, net	50,730	51,386

Total assets	$2,215,303	$2,200,623

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$28,977	$25,397
Current portion of relinquishment liability	74,870	69,031
Due to Mohegan Tribe	10,000	10,000
Current portion of capital leases	687	681
Trade payables	12,668	18,275
Construction payables	5,450	14,408
Accrued interest payable	27,067	26,849
Other current liabilities	145,337	140,407

Total current liabilities	305,056	305,048

Non-current liabilities:
Long-term debt, net of current portion	1,612,162	1,596,122
Relinquishment liability, net of current portion	151,222	161,692
Capital leases, net of current portion	5,168	5,349
Other long-term liabilities	376	368

Total liabilities	2,073,984	2,068,579

Commitments and Contingencies

Capital:

Retained earnings	137,899	129,476

Mohegan Tribal Gaming Authority capital	137,899	129,476
Non-controlling interests	3,420	2,568

Total capital	141,319	132,044

Total liabilities and capital	$2,215,303	$2,200,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	For the Three Months Ended December 31, 2010	For the Three Months Ended December 31, 2009
Revenues:
Gaming	$307,657	$309,839
Food and beverage	21,994	23,315
Hotel	8,997	9,542
Retail, entertainment and other	22,446	27,438

Gross revenues	361,094	370,134
Less-Promotional allowances	(25,489)	(28,323)

Net revenues	335,605	341,811

Operating costs and expenses:
Gaming	193,331	200,818
Food and beverage	10,045	11,184
Hotel	3,166	3,610
Retail, entertainment and other	6,213	7,954
Advertising, general and administrative	50,294	50,613
Corporate	4,536	4,329
Pre-opening	-	42
Depreciation and amortization	23,215	25,431
Severance	521	-

Total operating costs and expenses	291,321	303,981

Income from operations	44,284	37,830

Other income (expense):
Accretion of discount to the relinquishment liability	(2,842)	(3,856)
Interest income	780	732
Interest expense, net of capitalized interest	(29,746)	(28,549)
Loss on early extinguishment of debt	-	(1,584)
Write-off of debt issuance costs	-	(338)
Other income (expense), net	5	(344)

Total other expense	(31,803)	(33,939)

Net income	12,481	3,891
Loss attributable to non-controlling interests	449	513

Net income attributable to Mohegan Tribal Gaming Authority	$12,930	$4,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests

Balance, September 30, 2010	$132,044	$129,476	$2,568
Contributions from members	1,301	-	1,301
Net income (loss)	12,481	12,930	(449)
Distributions to Tribe	(4,507)	(4,507)	-

Balance, December 31, 2010	$141,319	$137,899	$3,420

Balance, September 30, 2009	$179,685	$175,855	$3,830
Contributions from members	255	-	255
Net income (loss)	3,891	4,404	(513)
Distributions to Tribe	(27,293)	(27,293)	-

Balance, December 31, 2009	$156,538	$152,966	$3,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended December 31, 2010	For the Three Months Ended December 31, 2009
Cash flows provided by (used in) operating activities:
Net income	$12,481	$3,891
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	23,215	25,431
Accretion of discount to the relinquishment liability	2,842	3,856
Cash paid for accretion of discount to the relinquishment liability	(1,929)	(2,553)
Amortization of debt issuance costs	1,792	1,836
Accretion of bond discount	158	100
Amortization of net deferred gain on settlement of derivative instruments	(117)	(117)
Provision for losses on receivables	485	717
Net loss on disposition of assets	14	253
Loss on early extinguishment of debt	-	1,584
Write-off of debt issuance costs	-	338
Changes in operating assets and liabilities:
Decrease (increase) in receivables	957	(1,940)
Increase in inventories	(279)	(524)
Increase in other assets	(5,383)	(4,459)
Decrease in trade payables	(5,609)	(5,603)
Increase in other liabilities	6,298	22,611

Net cash flows provided by operating activities	34,925	45,421

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of decrease in construction payables of $8,958 and $2,415, respectively	(15,857)	(12,389)
Proceeds from Commonwealth of Pennsylvania’s facility improvement grant	-	1,000
Issuance of third-party loans and advances	(221)	(489)
Payments received on third-party loans	61	47
Increase in restricted cash, net	(1,333)	(1,629)
Proceeds from asset sales	33	2

Net cash flows used in investing activities	(17,317)	(13,458)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	96,000	106,000
Bank Credit Facility repayments - revolving loan	(80,000)	(119,000)
Bank Credit Facility repayments - term loan	-	(147,000)
Salishan Credit Facility borrowings - revolving loan	250	500
Line of Credit borrowings	137,784	116,255
Line of Credit repayments	(134,455)	(120,696)
Proceeds from issuance of Second Lien Senior Secured Notes, net of discount	-	192,468
Principal portion of relinquishment liability payments	(5,544)	(4,795)
Distributions to Tribe	(4,507)	(27,293)
Capitalized debt issuance costs	(8)	(8,195)
Payments on capital lease obligations	(175)	(248)
Non-controlling interest contributions	1,301	255

Net cash flows provided by (used in) financing activities	10,646	(11,749)

Net increase in cash and cash equivalents	28,254	20,214
Cash and cash equivalents at beginning of period	63,897	64,664

Cash and cash equivalents at end of period	$92,151	$84,878

Supplemental disclosure:
Cash paid during the period for interest	$27,695	$16,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—ORGANIZATION:

The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe” or the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Tribe is a federally-recognized Indian tribe with an approximately 507-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988 (“IGRA”), federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut entered into a compact (the “Mohegan Compact”), which was approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. In October 1996, the Authority opened Mohegan Sun, a gaming and entertainment complex situated on a 185-acre site on the Tribe’s reservation. The Authority is governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in the Authority’s Management Board.

As of December 31, 2010, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”) and MTGA Gaming, LLC (“MTGA Gaming”). MBC owns and operates the Connecticut Sun, a professional basketball team in the Women’s National Basketball Association (the “WNBA”). MBC currently owns a 3.8% membership interest in WNBA, LLC. Mohegan Golf owns and operates the Mohegan Sun Country Club at Pautipaug golf course in Southeastern Connecticut (“Mohegan Sun Country Club”).

MCV-PA holds a 0.01% general partnership interest in Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P., while the Authority holds the remaining 99.99% limited partnership interest in each entity. Downs Racing, L.P. (“Downs Racing”) owns and operates Mohegan Sun at Pocono Downs, a gaming and entertainment facility situated on a 400-acre site in Plains Township, Pennsylvania, and several off-track wagering facilities located elsewhere in Pennsylvania (collectively, the “Pennsylvania Entities”). The Authority views Mohegan Sun and the Pennsylvania Entities as two separate operating segments.

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

MTGA Gaming and the Tribe hold 49% and 51% membership interests in Mohegan Gaming & Hospitality, LLC (“MG&H”), respectively. MG&H holds a 100% membership interest in Mohegan Resorts, LLC (“Mohegan Resorts”). Certain of the Authority’s and the Tribe’s diversification efforts are conducted, either directly or indirectly, through MG&H and Mohegan Resorts. Mohegan Resorts holds a 100% membership interest in Mohegan Resorts Mass, LLC, which was formed to pursue potential gaming opportunities in the Commonwealth of Massachusetts.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

NOTE 2—LIQUIDITY AND FINANCIAL POSITION

The Authority estimates that cash flows from operations, combined with existing cash balances and available borrowings under its Bank Credit Facility, will be sufficient to fund its cash requirements over the next twelve months, including scheduled interest and required principal payments on its outstanding indebtedness, relinquishment payments, planned capital expenditures, distributions to the Tribe and projected working capital needs. The Authority continues to monitor revenues, expenditures and borrowings under its bank credit facility to ensure continued compliance with its financial covenants. During January and February 2011, the Authority experienced unfavorable winter weather conditions compared to the same period in the prior year. As a result, the Authority’s revenues and, correspondingly, its operating results for the second quarter of fiscal 2011 are expected to be adversely impacted. While the Authority anticipates that it will remain in compliance with all covenant requirements under its bank credit facility, if the Authority is unable to sufficiently increase revenues or offset declines in revenues due to continued or increasing unfavorable weather conditions or otherwise, it may need to offset future declines in revenues by implementing further cost containment and other initiatives in order to maintain compliance with its covenants. If the Authority is unable to satisfy its financial covenants, it would need to obtain waivers or amendments under the bank credit facility; however, no assurance can be made that it would be able to obtain such waivers or amendments. If the Authority is unable to obtain such waivers or amendments, it would be in default under the bank credit facility, which may result in cross-defaults under its other indebtedness. If such defaults or cross-defaults were to occur, it would allow the Authority’s lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. The Authority does not have sufficient cash to repay its outstanding indebtedness and, if such acceleration were to occur, the Authority can provide no assurance that it would be able to obtain the financing necessary for such repayment.

The Authority’s Bank Credit Facility matures on March 9, 2012 and its 2002 8% Senior Subordinated Notes mature on April 1, 2012. In addition, a substantial amount of the Authority’s remaining indebtedness matures over the following three fiscal years. Please refer to Note 4 “Financing Facilities” for further details regarding the Authority’s debt maturities. The Authority believes that it will need to refinance all or part of its indebtedness at or prior to each maturity thereof in order to maintain sufficient resources for its operations. The Authority has engaged Blackstone Advisory Partners, L.P. to assist in its strategic planning relating to its debt maturities and Credit Suisse Securities (USA) LLC to assist in the evaluation and implementation of refinancing alternatives. As of December 31, 2010, the Authority’s fixed charge coverage ratio, as defined under its senior and senior subordinated note indentures, was below 2.0 to 1.0. While this fixed charge coverage ratio remains below 2.0 to 1.0, the Authority will be unable to refinance its existing subordinated indebtedness with senior indebtedness without waivers or consents from certain of its creditors that would not otherwise be required, thus limiting the options available to the Authority to refinance its existing indebtedness. The Authority can provide no assurance that it will be able to obtain such waivers or consents or that it will be able to refinance its existing indebtedness or that financing options available to it, if any, will be on favorable or acceptable terms.

NOTE 3—BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

principles generally accepted in the United States of America. In management’s opinion, all adjustments, including normal recurring accruals and adjustments, necessary for a fair statement of the Authority’s operating results for the interim period, have been included. The Authority’s operating results for the three months ended December 31, 2010 are not necessarily indicative of results for the fiscal year ending September 30, 2011.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. In addition, certain amounts in the accompanying condensed consolidated financial statements for the three months ended December 31, 2009 have been reclassified to conform to 2011 presentation.

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

Fair Value of Financial Instruments

The fair value amounts presented below are reported to satisfy disclosure requirements pursuant to authoritative guidance issued by the FASB pertaining to disclosures about fair values of financial instruments and are not necessarily indicative of amounts that the Authority could realize in a current market transaction.

The Authority applies the following fair value hierarchy, which prioritizes the inputs utilized to measure fair value into three levels:

•	Level 1—Quoted prices for identical assets or liabilities in active markets;

•

Level 2—Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets or valuations based on models where the significant inputs are observable or can be corroborated by observable market data; and

•

Level 3—Valuations based on models where the significant inputs are unobservable. The unobservable inputs reflect the Authority’s estimates or assumptions that market participants would utilize in pricing such assets or liabilities.

The Authority’s assessment of the significance of a particular input requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes approximates fair value. The estimated fair value of the Authority’s financing facilities and notes were as follows (in thousands):

	December 31, 2010
	Carrying Value	Fair Value
Bank Credit Facility	$543,000	$502,275
2009 11 1/2% Second Lien Senior Secured Notes	$193,172	$184,376
2005 6 1/8% Senior Unsecured Notes	$250,000	$207,345
2001 8 3/8% Senior Subordinated Notes	$2,010	$1,677
2002 8% Senior Subordinated Notes	$250,000	$208,595
2004 7 1/8% Senior Subordinated Notes	$225,000	$141,611
2005 6 1/8% Senior Subordinated Notes	$150,000	$92,345

The estimated fair values of the Authority’s financing facilities and notes were based on quoted market prices or prices of similar instruments on or about December 31, 2010.

Severance

In September 2010, the Authority implemented cost containment initiatives in an effort to better align operating costs with market and business conditions, including staffing reductions in Uncasville, Connecticut. The costs associated with related post-employment severance benefits were expensed at the time the termination was communicated to the employees. Severance charges for the three months ended December 31, 2010 resulted from adjustments to the initial estimates utilized under the workforce reduction plan. Cash payments commenced in September 2010 and are anticipated to be completed in March 2012. The Authority does not anticipate incurring any additional severance charges in connection with this workforce reduction, other than charges that may arise from adjustments to the initial estimates utilized under the plan. The following table presents a reconciliation of the related severance liability by business segment (in thousands):

	Balance September 30, 2010	Adjustments For the Three Months Ended December 31, 2010	Cash Payments For the Three Months Ended December 31, 2010	Ending Balance December 31, 2010
Mohegan Sun	$9,801	$520	$(5,297)	$5,024
Corporate	35	1	(9)	27

Total	$9,836	$521	$(5,306)	$5,051

Long-Term Receivables

Long-term receivables consist primarily of receivables from affiliates and tenants.

Receivables from affiliates, which are included in other assets, net, in the accompanying condensed consolidated balance sheets, consist primarily of reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project and WTG on behalf of the Menominee Tribe for the Menominee Project. The Salishan-Mohegan receivables are payable upon: (1) the receipt of necessary financing for the development of the proposed casino, and (2) the related property being taken into trust by the United States Department of the Interior. Due to the uncertainty in the development of the Cowlitz Project, the Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Authority’s estimate of the probability that the receivables will be collected. The Authority assesses the reserve for doubtful collection of the Salishan-Mohegan receivables on a quarterly basis. Future developments in the

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

receipt of financing, the relevant land being taken into trust or other matters affecting the Cowlitz Project could affect the collectability of the Salishan-Mohegan receivables. In fiscal 2008, the WTG receivables were fully reserved, and, in fiscal 2010, WTG ceased advancing development expenses on behalf of the Menominee Tribe for the Menominee Project. A portion of the WTG receivables is payable upon the receipt of necessary financing for the development of the proposed casino, subject to certain conditions.

Receivables from tenants, which are primarily included in other assets, net, in the accompanying condensed consolidated balance sheets, consist primarily of funds loaned to various tenants at Mohegan Sun and Mohegan Sun at Pocono Downs. Loan terms range between three and ten years. The Authority maintains a reserve for doubtful collection of receivables from tenants, which is based on the Authority’s estimate of the amount expected to be uncollectible considering historical experience, creditworthiness of the related tenant and all other available information.

The following table presents a reconciliation of long-term receivables and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates (1)	Tenants	Total
Balance, September 30, 2010	$43,205	$2,468	$45,673
Additions:
Issuance of affiliate advances and tenant loans	901	-	901
Deductions:
Payments received	-	(61)	(61)
Other	-	(933)	(933)

Balance, December 31, 2010	$44,106	$1,474	$45,580

(1)	Includes accrued interest of $16.5 million and $15.8 million as of December 31, 2010 and September 30, 2010, respectively.
The WTG receivables no longer accrue interest pursuant to a release and reimbursement agreement entered into in September 2010.

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Tenants	Total
Balance, September 30, 2010	$19,215	$149	$19,364
Additions:
Charges to bad debt expense	266	-	266
Deductions:
Adjustments	-	(54)	(54)

Balance, December 31, 2010	$19,481	$95	$19,576

New Accounting Standards

In July 2010, the FASB issued guidance pertaining to disclosures about the credit quality of financing receivables and allowance for credit losses. The new guidance is effective for interim and annual periods ending on or after December 15, 2010. The Authority adopted this guidance in its first quarter of fiscal 2011 and its adoption did not impact the Authority’s financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance pertaining to the elimination of the concept of a qualifying special purpose entity. The new guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying the enterprise that has the power to direct the activities of the variable interest entity and the obligation to absorb losses or the right to receive benefits of the variable interest entity. Additionally, the new

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

guidance provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The new guidance is effective for annual periods beginning on or after November 15, 2009. The Authority adopted this guidance in its first quarter of fiscal 2011 and its adoption did not impact the Authority’s financial position, results of operations or cash flows.

In April 2010, the FASB issued guidance pertaining to accruals for casino jackpot liabilities. The new guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying such jackpot. The new guidance specifies that jackpots should be accrued and charged to revenue when the entity has the obligation to pay such jackpot and applies to both base and progressive jackpots and requires a cumulative-effect adjustment to opening retained earnings in the period of adoption. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2010. The Authority does not expect this adoption to materially impact its financial position, results of operations or cash flows.

In January 2010, the FASB issued amended guidance pertaining to fair value measurements and disclosures. The amended guidance requires additional disclosures about significant unobservable inputs and transfers within Level 1 and 2 measurements. This guidance is effective for interim and annual periods beginning on or after December 15, 2009. The Authority adopted this guidance in its first quarter of fiscal 2010 and its adoption did not impact the Authority’s financial position, results of operations or cash flows. The amended guidance also requires enhanced disclosure of activities within Level 3 fair value measurements. Those disclosures are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2010. The Authority does not expect this adoption to impact its financial position, results of operations or cash flows.

NOTE 4—FINANCING FACILITIES:

Financing facilities consisted of the following (in thousands):

	December 31, 2010	September 30, 2010
Bank Credit Facility	$543,000	$527,000
2009 11 1/2% Second Lien Senior Secured Notes, net of discount of $6,828 and $6,986, respectively	193,172	193,014
2005 6 1/8% Senior Unsecured Notes	250,000	250,000
2001 8 3/8% Senior Subordinated Notes	2,010	2,010
2002 8% Senior Subordinated Notes	250,000	250,000
2004 7 1/8% Senior Subordinated Notes	225,000	225,000
2005 6 7/8% Senior Subordinated Notes	150,000	150,000
Line of Credit	10,716	7,387
WNBA Promissory Note	1,000	1,000
Salishan Credit Facility	15,250	15,000
Mohegan Tribe Promissory Note	10,000	10,000

Subtotal	1,650,148	1,630,411
Net deferred gain on derivative instruments sold	991	1,108

Total debt, excluding capital leases	$1,651,139	$1,631,519

Bank Credit Facility

In October 2009, the Authority entered into an amendment to the terms of its Bank Credit Facility. The Bank Credit Facility provides for a revolving loan and letter of credit borrowing capacity of up to $675.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A., serving as

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Administrative Agent. The Bank Credit Facility has no mandatory amortization provision and is payable in full on the maturity date, March 9, 2012. As of December 31, 2010, $543.0 million was drawn on the Bank Credit Facility. As of December 31, 2010, amounts under letters of credit issued under the Bank Credit Facility totaled $3.3 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, and after taking into account restrictive financial covenants under the Bank Credit Facility and the Authority’s Line of Credit and note indentures, the Authority had approximately $35.6 million of borrowing capacity under the Bank Credit Facility as of December 31, 2010.

Under the Bank Credit Facility, at the Authority’s option, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar Rate, plus in either case, an Applicable Rate based on the Authority’s total leverage ratio, as each term is defined under the Bank Credit Facility. The Authority also pays commitment fees for the unused portion of borrowing capacity under the Bank Credit Facility on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused borrowing capacity for that calendar quarter. The Applicable Rate for Base Rate loans is between 1.25% and 2.75%. The Applicable Rate for Eurodollar Rate loans is between 2.50% and 4.00%. The Applicable Rate for commitment fees is between 0.20% and 0.50%. The Base Rate is the higher of Bank of America’s announced Prime Rate, the Eurodollar Rate for one-month contracts plus 1.25% or the Federal Funds Rate plus 0.50%. Interest on Base Rate loans is payable quarterly in arrears. Interest on Eurodollar Rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of December 31, 2010, the Authority had $9.0 million in Base Rate loans and $534.0 million in Eurodollar Rate loans outstanding. The Base Rate loans outstanding at December 31, 2010 were based on Bank of America’s Prime Rate of 3.25% plus an Applicable Rate of 2.75%. The Eurodollar Rate loans outstanding at December 31, 2010 were based on a one-month Eurodollar Rate of 0.26% plus an Applicable Rate of 4.0%. The Applicable Rate for commitment fees was 0.50% as of December 31, 2010. As of December 31, 2010 and September 30, 2010, accrued interest, including commitment fees, on the Bank Credit Facility was $909,000 and $780,000, respectively.

The Bank Credit Facility is collateralized by a first priority lien on substantially all of the Authority’s assets, including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land and improvements that comprise Mohegan Sun. The Authority also is required to pledge additional assets as collateral for the Bank Credit Facility as it or its existing and future guarantor subsidiaries acquire them. The Authority’s obligations under the Bank Credit Facility are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The Bank Credit Facility includes non-financial covenants of the types customarily found in loan agreements for similar transactions. The Bank Credit Facility also subjects the Authority to a number of restrictive financial covenants. These financial covenants relate to, among other things, a minimum fixed charge coverage ratio, maximum total leverage and senior leverage ratios and maximum capital expenditures.

The Authority continues to monitor revenues, expenditures and borrowings under its bank credit facility to ensure continued compliance with its financial covenants. During January and February 2011, the Authority experienced unfavorable winter weather conditions compared to the same period in the prior year. As a result, the Authority’s revenues and, correspondingly, its operating results for the second quarter of fiscal 2011 are expected to be adversely impacted. While the Authority anticipates that it will remain in compliance with all covenant requirements under its bank credit facility, if the Authority is unable to sufficiently increase revenues or offset declines in revenues due to continued or increasing unfavorable weather conditions or otherwise, it may need to offset future declines in revenues by implementing further cost containment and other initiatives in order to maintain compliance with its covenants. If the Authority is unable to satisfy its financial covenants, it would need to obtain waivers or amendments under the bank credit facility; however, no assurance can be made that it would

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

be able to obtain such waivers or amendments. If the Authority is unable to obtain such waivers or amendments, it would be in default under the bank credit facility, which may result in cross-defaults under its other indebtedness. If such defaults or cross-defaults were to occur, it would allow the Authority’s lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. The Authority does not have sufficient cash to repay its outstanding indebtedness and, if such acceleration were to occur, the Authority can provide no assurance that it would be able to obtain the financing necessary for such repayment.

As of December 31, 2010, the Authority and the Tribe were in compliance with all respective covenant requirements under the Bank Credit Facility.

Senior Notes

2009 11  1/2% Second Lien Senior Secured Notes

In October 2009, the Authority issued $200.0 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.50% per annum (the “2009 Second Lien Senior Secured Notes”). The 2009 Second Lien Senior Secured Notes were issued at a price of 96.234% of par, to yield an effective interest rate of 12.25% per annum. The net proceeds from this financing were used to repay a then-existing term loan and revolving loans under the Bank Credit Facility in the aggregate principal amounts of $147.0 million and $41.0 million, respectively, as well as to pay related transaction costs and expenses associated with the issuance. The 2009 Second Lien Senior Secured Notes mature on November 1, 2017. The first call date for the 2009 Second Lien Senior Secured Notes is November 1, 2013. Interest on the 2009 Second Lien Senior Secured Notes is payable semi-annually on May 1st and November 1st. The 2009 Second Lien Senior Secured Notes are collateralized by a second lien on substantially all of the Authority’s and its existing and future guarantor subsidiaries’ properties and assets, and are effectively subordinated to all of the Authority’s and its existing and future guarantor subsidiaries’ first lien secured indebtedness, including borrowings under the Bank Credit Facility, to the extent of the value of the collateral securing such indebtedness. The 2009 Second Lien Senior Secured Notes rank equally in right of payment with all of the Authority’s and its existing and future guarantor subsidiaries’ senior indebtedness and Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing, but, to the extent of the value of the collateral securing such indebtedness, rank effectively senior to all of the Authority’s and its existing and future guarantor subsidiaries’ unsecured senior indebtedness, including the 2005 6 1/8% Senior Unsecured Notes and Senior and Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2009 Second Lien Senior Secured Notes rank senior to all of the Authority’s and its existing and future guarantor subsidiaries’ subordinated indebtedness, including the 2001 8 3/8% Senior Subordinated Notes, 2002 8% Senior Subordinated Notes, 2004 7 1/8% Senior Subordinated Notes and 2005 6 7/8% Senior Subordinated Notes. As of December 31, 2010 and September 30, 2010, accrued interest on the 2009 Second Lien Senior Secured Notes was $3.8 million and $9.6 million, respectively.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2005 6 1/8% Senior Unsecured Notes

In February 2005, the Authority issued $250.0 million Senior Unsecured Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Unsecured Notes”). The 2005 Senior Unsecured Notes mature on February 15, 2013. The first call date for the 2005 Senior Unsecured Notes was February 15, 2009. Interest on the 2005 Senior Unsecured Notes is payable semi-annually on February 15th and August 15th. The 2005 Senior Unsecured Notes are uncollateralized general obligations of the Authority, and are effectively subordinated to all of the Authority’s and its existing and future guarantor subsidiaries’ senior secured indebtedness, including borrowings under the Bank Credit Facility and 2009 Second Lien Senior Secured Notes, to the extent of the value of the collateral securing such debt. The 2005 Senior Unsecured Notes rank equally in right of payment with the 2009 Second Lien Senior Secured Notes and Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Unsecured Notes rank senior to Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing and all of the Authority’s and its existing and future guarantor subsidiaries’ subordinated indebtedness, including the 2001 8 3/8% Senior Subordinated Notes, 2002 8% Senior Subordinated Notes, 2004 7 1/8% Senior Subordinated Notes and 2005 6 7/8% Senior Subordinated Notes. As of December 31, 2010 and September 30, 2010, accrued interest on the 2005 Senior Unsecured Notes was $5.7 million and $1.9 million, respectively.

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

In August 2004, the Authority completed a cash tender offer and consent solicitation and repurchase of $133.7 million aggregate principal amount of the 2001 Senior Subordinated Notes. In connection with this tender offer, the Authority solicited and received requisite consents, which substantially eliminated all of the restrictive covenants thereunder.

In March 2009, the Authority repurchased and extinguished an additional principal amount of $14.3 million of the outstanding 2001 Senior Subordinated Notes. An aggregate principal amount of approximately $2.0 million of the 2001 Senior Subordinated Notes remains outstanding as of December 31, 2010. As of December 31, 2010 and September 30, 2010, accrued interest on the 2001 Senior Subordinated Notes was $84,000 and $42,000, respectively.

The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire the outstanding 2001 Senior Subordinated Notes or other indebtedness for cash in open market purchases, privately negotiated transactions or otherwise, to reduce the amount of the Authority’s outstanding indebtedness. Any such transaction will depend on prevailing market conditions and the Authority’s liquidity and covenant restrictions, among other factors.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.000% per annum (the “2002 Senior Subordinated Notes”). The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes was April 1, 2007. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1st and October 1st. As of December 31, 2010 and September 30, 2010, accrued interest on the 2002 Senior Subordinated Notes was $5.0 million and $10.0 million, respectively.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes was August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. As of December 31, 2010 and September 30, 2010, accrued interest on the 2004 Senior Subordinated Notes was $6.0 million and $2.0 million, respectively.

2005 6 7/8% Senior Subordinated Notes

In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes was February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. As of December 31, 2010 and September 30, 2010, accrued interest on the 2005 Senior Subordinated Notes was $3.9 million and $1.3 million, respectively.

The Authority’s senior subordinated notes are uncollateralized general obligations of the Authority, and are subordinated to borrowings under the Bank Credit Facility, 2009 Second Lien Senior Secured Notes, 2005 Senior Unsecured Notes and Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The senior subordinated notes rank equally in right of payment with each other and Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, WTG and MTGA Gaming, except for the 2001 Senior Subordinated Notes, which are fully and unconditionally guaranteed solely by MBC. Refer to Note 9 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities.

The senior and senior subordinated note indentures contain certain non-financial and financial covenants with which the Authority and the Tribe must comply. The non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations, maintenance of licenses and insurances and continued existence of the Authority. The financial covenants include, among other things, limitations on the Authority’s ability to make restricted payments, as defined under the note indentures, and incur additional indebtedness. Under these financial covenants, the Authority is generally able to make restricted payments, including distributions to the Tribe, and incur additional indebtedness that otherwise may be restricted, provided the Authority’s fixed charge coverage ratio is at least 2.0 to 1.0. At any time the Authority’s fixed charge coverage ratio falls below 2.0 to 1.0, its ability to make restricted payments and incur additional indebtedness is limited and subject to other applicable exceptions under the note indentures. As of December 31, 2010, the Authority’s fixed charge coverage ratio was below 2.0 to 1.0. Accordingly, the Authority’s ability to make

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

restricted payments, including distributions to the Tribe, is limited. Additionally, while the Authority may continue to borrow under the Bank Credit Facility pursuant to exceptions contained in the note indentures, its ability to incur other additional indebtedness to raise capital also is limited. Further, while the Authority’s fixed charge coverage ratio remains below 2.0 to 1.0, the Authority will be unable to refinance its existing subordinated indebtedness with senior indebtedness without waivers or consents from certain of its creditors that would not otherwise be required, thus limiting the options available to the Authority to refinance its existing indebtedness. The Authority can provide no assurance that it will be able to obtain such waivers or consents or that it will be able to refinance its existing indebtedness or that financing options available to it, if any, will be on favorable or acceptable terms.

As of December 31, 2010, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.

Salishan-Mohegan Bank Credit Facility

As of December 31, 2010, Salishan-Mohegan had a fully drawn $15.25 million revolving loan agreement with Bank of America, N.A. (the “Salishan Credit Facility”). On December 30, 2010, Salishan-Mohegan entered into an amendment to the terms of the Salishan Credit Facility to extend the maturity date from January 5, 2011 to February 18, 2011. Under the Salishan Credit Facility, at the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar Rate, plus a spread of 2.50% for Base Rate loans and an Applicable Rate, as defined under the Salishan Credit Facility, of 3.50% for Eurodollar Rate loans. The Base Rate is the higher of Bank of America’s announced Prime Rate or the Federal Funds Rate plus 0.50%. The Applicable Rate for commitment fees is 0.50%. The revolving loan has no mandatory amortization provision and is payable in full at maturity. The Salishan Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan Credit Facility also are guaranteed by the Tribe. The Salishan Credit Facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. As of December 31, 2010, Salishan-Mohegan was in compliance with all respective covenant requirements under the Salishan Credit Facility. The Authority has commenced discussions with Bank of America, N.A. to extend the maturity date of the Salishan Credit Facility; however, it can provide no assurance of the terms of such extension or whether such extension will be granted.

As of December 31, 2010, Salishan-Mohegan had $15.25 million in Eurodollar Rate loans and no Base Rate loan outstanding. The Eurodollar Rate loans outstanding at December 31, 2010 were based on a one-month Eurodollar Rate of 0.26% plus an Applicable Rate of 3.50%. As of December 31, 2010 and September 30, 2010, accrued interest on the Salishan Credit Facility was $51,000 and $2,000, respectively.

Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “Mohegan Tribe Promissory Note”), which was used to repay revolving loans under the Salishan Credit Facility. On December 30, 2010, Salishan-Mohegan entered into an amendment to the terms of the Mohegan Tribe Promissory Note to extend the maturity date from January 5, 2011 to February 18, 2011. The Mohegan Tribe Promissory Note accrues interest at an annual rate of 15.0%. Accrued interest is paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity. In December 2010, the Tribe agreed to defer the 3.0% interest payments due December 1, 2010 and January 1, 2011 until maturity. The Authority has commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe Promissory Note; however, it can provide no

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

assurance of the terms of such extension or whether such extension will be granted. As of December 31, 2010 and September 30, 2010, accrued interest on the Mohegan Tribe Promissory Note was $1.6 million and $1.2 million, respectively.

NOTE 5—RELATED PARTY TRANSACTIONS:

For the three months ended December 31, 2010 and 2009, distributions to the Tribe totaled $4.5 million and $27.3 million, respectively.

The Tribe provides governmental and certain administrative services to the Authority in connection with the operation of Mohegan Sun. For the three months ended December 31, 2010 and 2009, the Authority incurred expenses for such services of $6.9 million and $7.0 million, respectively.

The Authority purchases the majority of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. For the three months ended December 31, 2010 and 2009, the Authority incurred costs for such utilities of $5.2 million and $6.4 million, respectively.

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, which was used to repay revolving loans under the Salishan Credit Facility. On December 30, 2010, Salishan-Mohegan entered into an amendment to the terms of the Mohegan Tribe Promissory Note to extend the maturity date from January 5, 2011 to February 18, 2011. The Mohegan Tribe Promissory Note accrues interest at an annual rate of 15.0%. Accrued interest is paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity. In December 2010, the Tribe agreed to defer the 3.0% interest payments due December 1, 2010 and January 1, 2011 until maturity. The Authority has commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe Promissory Note; however, it can provide no assurance of the terms of such extension or whether such extension will be granted. For the three months ended December 31, 2010 and 2009, the Authority incurred interest expense associated with the Mohegan Tribe Promissory Note of $378,000 and $374,000, respectively.

The Authority is a tenant under a land lease agreement with the Tribe for access to Mohegan Sun. For each of the three months ended December 31, 2010 and 2009, the Authority expensed $12,000 relating to this land lease agreement.

The Authority also leases the land on which Mohegan Sun is located from the Tribe under a long-term lease agreement. The agreement requires the Authority to make a nominal annual rental payment. This lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration.

In addition, in July 2008, the Authority entered into a land lease agreement with the Tribe, replacing a prior land lease agreement, relating to property located adjacent to the Tribe’s reservation that is utilized by Mohegan Sun for employee parking. This agreement requires the Authority to make monthly payments equaling $75,000 until maturity on June 30, 2018. The Authority classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease.

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

NOTE 6—COMMITMENTS AND CONTINGENCIES:

Slot Win and Free Promotional Slot Play Contributions

In May 1994, the Tribe and the State of Connecticut entered into a Memorandum of Understanding (“MOU”), which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of revenues from slot machines must be paid to the State of Connecticut (“Slot Win Contribution”). Slot Win Contribution payments are not required if the State of Connecticut legalizes any other gaming operation with slot machines, video facsimiles of games of chance or other commercial casino games within the State of Connecticut, except those consented to by the Tribe and the Mashantucket Pequot Tribe (the “MPT”). For each 12-month period commencing July 1, 1995, Slot Win Contribution payments shall be the lesser of: (1) 30% of gross revenues from slot machines, or (2) the greater of (a) 25% of gross revenues from slot machines or (b) $80.0 million.

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

For the three months ended December 31, 2010 and 2009, the Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $43.1 million and $45.3 million, respectively. As of December 31, 2010 and September 30, 2010, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $13.5 million and $14.8 million, respectively.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The Pennsylvania Race Horse Development and Gaming Act stipulates that holders of Category One slot machine licenses must pay a portion of revenues from slot machines to the PGCB on a daily basis (“Pennsylvania Slot Machine Tax”), which includes local share assessments to be paid to the cities and municipalities hosting Mohegan Sun at Pocono Downs and amounts to be paid to the Pennsylvania Harness Horsemen’s Association, Inc. (the “PHHA”). The Pennsylvania Slot Machine Tax is currently 55% of gross revenues from slot machines, 2% of which is subject to a $10.0 million minimum annual threshold to ensure that the host cities and municipalities receive an annual minimum of $10.0 million in local share assessments. Downs Racing maintains a $1.5 million escrow deposit in the name of the Commonwealth of Pennsylvania for Pennsylvania Slot Machine Tax payments, which was included in other assets, net, in the accompanying condensed consolidated balance sheets.

For the three months ended December 31, 2010 and 2009, the Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $30.8 million and $30.3 million, respectively. As of December 31, 2010 and September 30, 2010, outstanding Pennsylvania Slot Machine Tax payments totaled $6.7 million and $4.6 million, respectively.

Pennsylvania Table Game Tax

In January 2010, the Commonwealth of Pennsylvania amended the Pennsylvania Race Horse Development and Gaming Act to allow slot machine operators in the Commonwealth of Pennsylvania to obtain a table game operation certificate and operate certain table games, including poker. On July 13, 2010, Downs Racing opened its table game and poker operations at Mohegan Sun at Pocono Downs. Under the amended law, holders of table game operation certificates must pay a portion of revenues from table games to the PGCB on a weekly basis (“Pennsylvania Table Game Tax”). During the initial two years of operation, the Pennsylvania Table Game Tax is 14%, plus 2% in local share assessments. Following the initial two years of operation, the Pennsylvania Table Game Tax will be reduced to 12%, plus the 2% local share assessments.

For the three months ended December 31, 2010, the Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.6 million. As of December 31, 2010 and September 30, 2010, outstanding Pennsylvania Table Game Tax payments totaled $96,000 and $167,000, respectively.

Horsemen’s Agreement

In January 2005, Downs Racing and the PHHA entered into an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Entities. As of December 31, 2010 and September 30, 2010, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $9.6 million and $9.1 million, respectively.

Priority Distribution Agreement

In August 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which stipulates that the Authority must make monthly payments to the Tribe to the extent of the Authority’s Net Cash Flow, as defined under the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate priority distribution payments in each calendar year to $14.0 million, as adjusted annually in accordance with a formula specified in the Priority Distribution Agreement to reflect the effects of inflation. Payments under the Priority Distribution Agreement: (1) do not reduce the Authority’s obligations to reimburse the Tribe for governmental and administrative services provided by the Tribe or to make payments under any other agreements with the Tribe; (2) are limited obligations

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

of the Authority and are payable only to the extent of the Authority’s Net Cash Flow, as defined under the Priority Distribution Agreement; and (3) are not secured by a lien or encumbrance on any of the Authority’s assets or properties.

For each of the three months ended December 31, 2010 and 2009, the Authority reflected payments associated with the Priority Distribution Agreement totaling $4.5 million.

Litigation

The Authority is a defendant in various litigation matters resulting from its normal course of business. In the opinion of management, the aggregate liability, if any, arising from such litigations will not have a material impact on the Authority’s financial position, results of operations or cash flows.

NOTE 7—RELINQUISHMENT AGREEMENT:

In February 1998, the Authority and Trading Cove Associates (“TCA”) entered into a relinquishment agreement (the “Relinquishment Agreement”). Effective January 1, 2000 (the “Relinquishment Date”), the Relinquishment Agreement superseded a then-existing management agreement with TCA. The Relinquishment Agreement provides, among other things, that the Authority make certain payments to TCA out of, and determined as a percentage of, Revenues, as defined under the Relinquishment Agreement, generated by Mohegan Sun over a 15-year period commencing on the Relinquishment Date. The payments (“Senior Relinquishment Payments” and “Junior Relinquishment Payments”) have separate schedules and priorities. Senior Relinquishment Payments commenced on April 25, 2000, 25 days following the end of the first three-month period after the Relinquishment Date, and continue at the end of each three-month period thereafter until January 25, 2015. Junior Relinquishment Payments commenced on July 25, 2000, 25 days following the end of the first six-month period after the Relinquishment Date, and continue at the end of each six-month period thereafter until January 25, 2015. Each Senior and Junior Relinquishment Payment is 2.5% of Revenues generated by Mohegan Sun over the immediate preceding three-month or six-month payment period, as the case may be. Revenues are defined under the Relinquishment Agreement as gross gaming revenues, other than Class II Gaming revenues, and all other revenues, as defined, including, without limitation, hotel revenues, room service revenues, food and beverage revenues, ticket revenues, fees or receipts from the convention/events center and all rental revenues or other receipts from lessees and concessionaires, but not the gross receipts of such lessees, licenses and concessionaires, derived directly or indirectly from the facilities, as defined. Revenues under the Relinquishment Agreement exclude revenues generated from certain expansion areas of Mohegan Sun, such as Casino of the Wind, as such areas do not constitute facilities as defined under the Relinquishment Agreement.

In the event of any bankruptcy, liquidation, reorganization or similar proceeding relating to the Authority, the Relinquishment Agreement provides that Senior and Junior Relinquishment Payments then due and owing are subordinated in right of payment to the Authority’s senior secured obligations, which include the Bank Credit Facility, the 2009 Second Lien Senior Secured Notes and capital lease obligations, and that Junior Relinquishment Payments then due and owing are further subordinated in right of payment to all of the Authority’s other senior obligations, including the 2005 Senior Unsecured Notes. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payments, which are required monthly payments made by the Authority to the Tribe under the Priority Distribution Agreement, to the extent then due. The Authority, in accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, recorded a $549.1 million relinquishment liability at September 30, 1998 based on the estimated present value of its obligations under the Relinquishment Agreement.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

As of December 31, 2010 and September 30, 2010, the carrying amount of the relinquishment liability was $226.1 million and $230.7 million, respectively. The decrease in the relinquishment liability during the three months ended December 31, 2010 was due to $7.4 million in relinquishment payments. This reduction in the liability was offset by $2.8 million representing the accretion of discount to the relinquishment liability.

Relinquishment payments consisted of the following (in millions):

	For the Three Months Ended December 31,
	2010	2009
Principal	$5.5	$4.8
Accretion of discount	1.9	2.6

Total	$7.4	$7.4

The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of December 31, 2010 and September 30, 2010, relinquishment payments earned but unpaid were $20.4 million and $14.9 million, respectively.

NOTE 8—SEGMENT REPORTING:

As of December 31, 2010, the Authority owns and operates Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club (collectively, the “Connecticut Entities”), and the Pennsylvania Entities. All of the Authority’s revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority’s executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Entities and the Pennsylvania Entities on a separate basis. The Authority, therefore, believes that it has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Entities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania Entities. The following tables provide financial information related to each segment (in thousands):

	For the Three Months Ended December 31,
	2010	2009
Net revenues:
Mohegan Sun	$263,830	$282,091
Mohegan Sun at Pocono Downs	71,775	59,720

Total	335,605	341,811
Income (loss) from operations:
Mohegan Sun	42,544	39,922
Mohegan Sun at Pocono Downs	6,319	2,257
Corporate	(4,579)	(4,349)

Total	44,284	37,830
Accretion of discount to the relinquishment liability	(2,842)	(3,856)
Interest income	780	732
Interest expense, net of capitalized interest	(29,746)	(28,549)
Loss on early extinguishment of debt	-	(1,584)
Write-off of debt issuance costs	-	(338)
Other income (expense), net	5	(344)

Net income	12,481	3,891
Loss attributable to non-controlling interests	449	513

Net income attributable to Mohegan Tribal Gaming Authority	$12,930	$4,404

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

	For the Three Months Ended December 31,
	2010	2009
Capital expenditures incurred:
Mohegan Sun	$5,411	$8,792
Mohegan Sun at Pocono Downs	1,488	1,182

Total	$6,899	$9,974

	December 31, 2010	September 30, 2010
Total assets:
Mohegan Sun	$1,548,282	$1,532,842
Mohegan Sun at Pocono Downs	598,308	599,702
Corporate	68,713	68,079

Total	$2,215,303	$2,200,623

NOTE 9—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of December 31, 2010, substantially all of the Authority’s outstanding debt, including its Bank Credit Facility, 2009 Second Lien Senior Secured Notes, 2005 Senior Unsecured Notes, 2002 Senior Subordinated Notes, 2004 Senior Subordinated Notes and 2005 Senior Subordinated Notes, is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG. The 2001 Senior Subordinated Notes are fully and unconditionally guaranteed by MBC. In September 2010, Mohegan Ventures, LLC, a subsidiary of the Tribe, surrendered its membership interest in WTG to MVW. Accordingly, MVW now holds 100% membership interest in WTG. Separate financial statements and other disclosures concerning MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG are not presented below because the Authority believes that the summarized financial information provided below and in Note 8 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor entities as of December 31, 2010 and September 30, 2010 and for the three months ended December 31, 2010 and 2009 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2010
	Authority	100% Owned Guarantor Subsidiary- MBC	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non- Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,283,555	$63	$253,293	$253,356	$19,951	$-	$1,556,862
Intercompany receivables	501,716	-	12,411	12,411	-	(514,127)	-
Investment in subsidiaries	93,993	-	3,290	3,290	-	(97,283)	-
Other intangible assets, net	120,821	4,041	281,783	285,824	-	-	406,645
Other assets, net	150,630	254	74,745	74,999	26,167	-	251,796

Total assets	$2,150,715	$4,358	$625,522	$629,880	$46,118	$(611,410)	$2,215,303

LIABILITIES AND CAPITAL
Current liabilities	$243,572	$1,908	$32,578	$34,486	$16,998	$-	$295,056
Due to Mohegan Tribe	-	-	-	-	10,000	-	10,000
Long-term debt and capital leases, net of current portions	1,617,330	-	-	-	-	-	1,617,330
Relinquishment liability, net of current portion	151,222	-	-	-	-	-	151,222
Intercompany payables	-	-	501,716	501,716	12,411	(514,127)	-
Other long-term liabilities	376	-	-	-	-	-	376

Total liabilities	2,012,500	1,908	534,294	536,202	39,409	(514,127)	2,073,984
Mohegan Tribal Gaming Authority capital	138,215	2,450	91,228	93,678	6,709	(100,703)	137,899
Non-controlling interests	-	-	-	-	-	3,420	3,420

Total liabilities and capital	$2,150,715	$4,358	$625,522	$629,880	$46,118	$(611,410)	$2,215,303

(1) Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG. (2) Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

	September 30, 2010
	Authority	100% Owned Guarantor Subsidiary- MBC	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non- Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,298,112	$65	$255,025	$255,090	$19,951	$-	$1,573,153
Intercompany receivables	492,653	-	12,238	12,238	-	(504,891)	-
Investment in subsidiaries	101,966	-	2,473	2,473	-	(104,439)	-
Other intangible assets, net	120,850	4,086	281,811	285,897	-	-	406,747
Other assets, net	124,333	321	72,109	72,430	23,960	-	220,723

Total assets	$2,137,914	$4,472	$623,656	$628,128	$43,911	$(609,330)	$2,200,623

LIABILITIES AND CAPITAL
Current liabilities	$244,591	$1,731	$32,093	$33,824	$16,633	$-	$295,048
Due to Mohegan Tribe	-	-	-	-	10,000	-	10,000
Long-term debt and capital leases, net of current portions	1,601,471	-	-	-	-	-	1,601,471
Relinquishment liability, net of current portion	161,692	-	-	-	-	-	161,692
Intercompany payables	-	-	492,653	492,653	12,238	(504,891)	-
Other long-term liabilities	368	-	-	-	-	-	368

Total liabilities	2,008,122	1,731	524,746	526,477	38,871	(504,891)	2,068,579
Mohegan Tribal Gaming Authority capital	129,792	2,741	98,910	101,651	5,040	(107,007)	129,476
Non-controlling interests	-	-	-	-	-	2,568	2,568

Total liabilities and capital	$2,137,914	$4,472	$623,656	$628,128	$43,911	$(609,330)	$2,200,623

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG.
(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)

	For the Three Months Ended December 31, 2010
	Authority	100% Owned Guarantor Subsidiary-MBC	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non- Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$263,821	$10	$71,775	$71,785	$-	$(1)	$335,605
Operating costs and expenses:
Gaming and other operations	160,061	324	52,371	52,695	-	(1)	212,755
Advertising, general and administrative	45,843	186	7,888	8,074	913	-	54,830
Depreciation and amortization	17,758	47	5,410	5,457	-	-	23,215
Severance	521	-	-	-	-	-	521

Total operating costs and expenses	224,183	557	65,669	66,226	913	(1)	291,321

Income (loss) from operations	39,638	(547)	6,106	5,559	(913)	-	44,284
Accretion of discount to the relinquishment liability	(2,842)	-	-	-	-	-	(2,842)
Interest expense, net of capitalized interest	(15,684)	(5)	(13,526)	(13,531)	(693)	162	(29,746)
Loss on interests in subsidiaries	(8,234)	-	(432)	(432)	-	8,666	-
Other income, net	52	-	170	170	725	(162)	785

Net income (loss)	12,930	(552)	(7,682)	(8,234)	(881)	8,666	12,481
Loss attributable to non-controlling interests	-	-	-	-	-	449	449

Net income (loss) attributable to Mohegan Tribal Gaming Authority	$12,930	$(552)	$(7,682)	$(8,234)	$(881)	$9,115	$12,930

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG.
(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

	For the Three Months Ended December 31, 2009
	Authority	100% Owned Guarantor Subsidiary-MBC	Other 100% Owned Guarantor Subsidiaries (1)	Non 100% Owned Guarantor Subsidiary-WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$281,911	$21	$59,881	$-	$59,902	$(1)	$(1)	$341,811
Operating costs and expenses:
Gaming and other operations	177,747	306	45,514	-	45,820	-	(1)	223,566
Advertising, general and administrative	46,983	216	6,724	95	7,035	924	-	54,942
Pre-opening costs and expenses	42	-	-	-	-	-	-	42
Depreciation and amortization	19,420	89	5,922	-	6,011	-	-	25,431

Total operating costs and expenses	244,192	611	58,160	95	58,866	924	(1)	303,981

Income (loss) from operations	37,719	(590)	1,721	(95)	1,036	(925)	-	37,830
Accretion of discount to the relinquishment liability	(3,856)	-	-	-	-	-	-	(3,856)
Interest expense, net of capitalized interest	(15,871)	(9)	(12,154)	(194)	(12,357)	(668)	347	(28,549)
Loss on early extinguishment of debt	(1,584)	-	-	-	-	-	-	(1,584)
Loss on interests in subsidiaries	(11,398)	-	(453)	-	(453)	-	11,851	-
Other income (expense), net	(606)	-	334	-	334	669	(347)	50

Net income (loss)	4,404	(599)	(10,552)	(289)	(11,440)	(924)	11,851	3,891
Loss attributable to non-controlling interests	-	-	42	-	42	-	471	513

Net income (loss) attributable to Mohegan Tribal Gaming Authority	$4,404	$(599)	$(10,510)	$(289)	$(11,398)	$(924)	$12,322	$4,404

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW and MTGA Gaming.
(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31, 2010
	Authority	100% Owned Guarantor Subsidiary-MBC	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non- Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$25,381	$(225)	$12,572	$12,347	$(2,803)	$-	$34,925

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(9,729)	-	(6,128)	(6,128)	-	-	(15,857)
Other cash flows provided by (used in) investing activities	2,667	-	(1,370)	(1,370)	(196)	(2,561)	(1,460)

Net cash flows used in investing activities	(7,062)	-	(7,498)	(7,498)	(196)	(2,561)	(17,317)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	96,000	-	-	-	-	-	96,000
Bank Credit Facility repayments—revolving loan	(80,000)	-	-	-	-	-	(80,000)
Line of Credit borrowings	137,784	-	-	-	-	-	137,784
Line of Credit repayments	(134,455)	-	-	-	-	-	(134,455)
Principal portion of relinquishment liability payments	(5,544)	-	-	-	-	-	(5,544)
Distributions to Tribe	(4,507)	-	-	-	-	-	(4,507)
Other cash flows provided by (used in) financing activities	(1,448)	261	(2,810)	(2,549)	2,804	2,561	1,368

Net cash flows provided by (used in) financing activities	7,830	261	(2,810)	(2,549)	2,804	2,561	10,646

Net increase (decrease) in cash and cash equivalents	26,149	36	2,264	2,300	(195)	-	28,254
Cash and cash equivalents at beginning of period	39,146	(49)	24,366	24,317	434	-	63,897

Cash and cash equivalents at end of period	$65,295	$(13)	$26,630	$26,617	$239	$-	$92,151

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG.
(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

	For the Three Months Ended December 31, 2009
	Authority	100% Owned Guarantor Subsidiary- MBC	Other 100% Owned Guarantor Subsidiaries (1)	Non 100% Owned Guarantor Subsidiary- WTG	Total Guarantor Subsidiaries	Total Non- Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated

Net cash flows provided by (used in) operating activities	$34,952	$(352)	$11,523	$(91)	$11,080	$(611)	$-	$45,421

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(11,099)	-	(1,290)	-	(1,290)	-	-	(12,389)
Other cash flows provided by (used in) investing activities	7,346	-	(946)	(91)	(1,037)	(398)	(6,980)	(1,069)

Net cash flows used in investing activities	(3,753)	-	(2,236)	(91)	(2,327)	(398)	(6,980)	(13,458)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	106,000	-	-	-	-	-	-	106,000
Bank Credit Facility repayments - revolving loan	(119,000)	-	-	-	-	-	-	(119,000)
Bank Credit Facility repayments - term loan	(147,000)	-	-	-	-	-	-	(147,000)
Line of Credit borrowings	116,255	-	-	-	-	-	-	116,255
Line of Credit repayments	(120,696)	-	-	-	-	-	-	(120,696)
Proceeds from issuance of Second Lien Senior Secured Notes, net of discount	192,468	-	-	-	-	-	-	192,468
Principal portion of relinquishment liability payments	(4,795)	-	-	-	-	-	-	(4,795)
Distributions to Tribe	(27,293)	-	-	-	-	-	-	(27,293)
Capitalized debt issuance costs	(8,195)	-	-	-	-	-	-	(8,195)
Other cash flows provided by (used in) financing activities	(933)	381	(7,044)	180	(6,483)	943	6,980	507

Net cash flows provided by (used in) financing activities	(13,189)	381	(7,044)	180	(6,483)	943	6,980	(11,749)

Net increase (decrease) in cash and cash equivalents	18,010	29	2,243	(2)	2,270	(66)	-	20,214
Cash and cash equivalents at beginning of period	45,302	(75)	18,680	196	18,801	561	-	64,664

Cash and cash equivalents at end of period	$63,312	$(46)	$20,923	$194	$21,071	$495	$-	$84,878

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW and MTGA Gaming.
(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

Mohegan Tribal Gaming Authority:

We have reviewed the accompanying condensed consolidated balance sheet of the Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) as of December 31, 2010, and the related condensed consolidated statements of income and of changes in capital for each of the three-month periods ended December 31, 2010 and 2009 and the condensed consolidated statement of cash flows for the three-month periods ended December 31, 2010 and 2009. These interim financial statements are the responsibility of the Authority’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 30, 2010, and the related consolidated statements of income, of changes in capital and of cash flows for the year then ended (not presented herein), and in our report dated December 29, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

February 14, 2011

Hartford, CT

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

Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes beginning on page 3 of this Quarterly Report on Form 10-Q.

Overview

The Tribe and the Authority

The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally-recognized Indian tribe with an approximately 507-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut entered into a compact, the Mohegan Compact, which was approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., or Downs Racing, we also own and operate Mohegan Sun at Pocono Downs, a gaming and entertainment facility located in Plains Township, Pennsylvania, and several off-track wagering facilities, or OTW facilities, located elsewhere in Pennsylvania, collectively the Pennsylvania entities. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

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

As of December 31, 2010, Casino of the Earth offered:

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

As of December 31, 2010, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,200 slot machines and 110 table games, including blackjack, roulette and craps;

•

food and beverage amenities, including: two full-service restaurants (Todd English’s Tuscany and Bobby Flay’s Bar Americain), a 24-hour coffee shop and four lounges and bars, all operated by us, as well as five full-service restaurants, three quick-service restaurants and a multi-station food court operated by third-parties, for a total seating of approximately 2,500;

•	The Shops at Mohegan Sun containing 32 retail shops, eight of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Mohegan After Dark, consisting of Ultra 88, a nightclub, Lucky’s Lounge and Dubliner, an Irish pub, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.

Casino of the Wind

As of December 31, 2010, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 725 slot machines, 30 table games, including blackjack, roulette and craps, and a 42-table themed poker room;

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

Mohegan Golf

We formed Mohegan Golf, LLC, or Mohegan Golf, to purchase and operate a golf course in Southeastern Connecticut. In May 2007, Mohegan Golf acquired substantially all of the assets of Pautipaug Country Club Inc., which included a golf course in Sprague and Franklin, Connecticut. The golf course was renamed Mohegan Sun

Country Club at Pautipaug and reopened under the ownership of Mohegan Golf in June 2007. In August 2010, the golf course and related facilities were temporarily closed for renovations and are scheduled to re-open in the spring of 2012.

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

As of December 31, 2010, Mohegan Sun at Pocono Downs operates in an approximately 400,000-square-foot facility, which includes the following:

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

Market and Competition from Other Gaming Operations

Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in Connecticut, Foxwoods Resort Casino, including the MGM Grand at Foxwoods, collectively Foxwoods, owned by the Mashantucket Pequot Tribe, or the MPT, and located approximately 10 miles from Mohegan Sun. We also currently face competition from casinos in Atlantic City, New Jersey, several casinos and gaming facilities located on Indian tribal lands in the State of New York and video lottery terminal facilities, or VLT facilities, in the states of New York and Rhode Island. In addition, we face competition in and from the Northeastern Pennsylvania gaming market, both in the immediate market for Mohegan Sun at Pocono Downs, and for Mohegan Sun, in marketing and attracting patrons from the New York City metropolitan region. Please refer to “Part I. Item 1. Business—Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and our other reports and filings with the SEC for further details regarding current and potential competition from other gaming operations.

The following is a summary of developments that have occurred since September 30, 2010:

In the State of Connecticut, in October 2010, the United States Supreme Court declined to hear an appeal of the Schaghticoke Tribal Nation, a state-recognized tribe based in Western Connecticut, which sought to overturn adverse decisions on its petition for federal recognition.

In the State of Rhode Island, in November 2010, Twin River Casino was discharged from Chapter 11 bankruptcy protection and its new owners received final approval from state regulators to operate the facility with a management team that includes several members of the facility’s prior management. According to published reports, under the approved reorganization plan, ownership of Twin River Casino was transferred to the facilities’ first lien note holders and second lien note holders received certain contingent value rights. In addition, $290 million in debt was relieved. As part of the reorganization plan, during the 2010 legislative session, the governor approved a concession package for Twin River Casino, which authorized up to $3.6 million in state marketing subsidies and utilization of free promotional slot plays up to 4% of the prior year’s net terminal income, as well as extended hours of operation to 24 hours, seven days a week.

In the State of New York, in November 2010, the Stockbridge-Munsee Tribe of Wisconsin signed a land claim settlement agreement and Class III gaming compact with the state which, if approved by the federal government, would end the tribe’s claim to 23,000 acres in Madison County in exchange for 333 acres in Sullivan County and the right to operate a casino in the Town of Thompson. According to published reports, several VLT operators and Indian tribes in the state have voiced opposition to this project and requested that the Bureau of Indian Affairs, or BIA, disapprove the agreements. The BIA is expected to act on this request in February 2011. In October 2010, Genting New York, an affiliate of the Malaysian-based gaming group Genting, which was awarded the VLT rights for Aqueduct Raceway in Queens, reportedly commenced construction of the VLT facility at Aqueduct Raceway, following the payment of a $380 million licensing fee to the state. According to published reports, the facility will have 1,600 VLTs installed by May 2011, which will be increased to 4,525 VLTs by October 2011. In December 2010, the New York City Off-Track Betting Corporation closed more than 50 off-track pari-mutuel betting parlors in the New York City area, which had reportedly accounted for approximately 45% of the state’s pari-mutuel racing handle. It has been reported that the New York Racing Authority is considering adding simulcasting teletheaters in New York City. In September 2010, Saratoga Casino and Raceway introduced electronic roulette games for the first time in the state, followed by Monticello Casino and Raceway in November 2010 and Empire City Casino in December 2010.

In the State of New Jersey, the governor and state legislature have recently acted on a series of legislative reforms and public-private initiatives to revitalize gaming in the state and respond to competition from expanded gaming in nearby states. In January and February 2011, the governor signed bills authorizing up to two “boutique hotel casinos” in Atlantic City and the creation of a new Atlantic City tourism district, as well as regulatory reforms to dissolve the state’s Casino Control Commission, transfer various functions to the Division of Gaming Enforcement and allocate certain regulatory cost savings into a casino marketing fund. The governor also signed legislation permitting betting exchanges for horse racing and the pooling of pari-mutuel wagers. In addition, it has been reported that in February 2011, the governor will act on a bill that would authorize internet gaming in the State of New Jersey on an intrastate basis. In February 2011, following the announcement of a new $1.1 billion financing plan for the suspended Revel Entertainment Group project in Atlantic City, the governor announced a planned state investment of $261 million in tax increment financing and other incentives for the project. It has been reported that the project will be completed in June 2012.

In the Commonwealth of Pennsylvania, in November 2010, four applicants presented proposals to the Pennsylvania Gaming Control Board, or PGCB, for a Category Three resort facility with up to 600 slot machines and 50 table games. One of the applicants, Fernwood Hotel & Resort, is approximately 45 miles from Mohegan Sun at Pocono Downs. In December 2010, the PGCB voted to revoke a Category Two license awarded to an affiliate of Foxwoods Development, LLC for a second stand-alone facility in Philadelphia. It has been reported that the developer has challenged this action in state court. According to various reports, the state legislature may consider modifying the existing legal requirement that the license be awarded to a facility in Philadelphia. Sands Casino Resort Bethlehem will reportedly open its new 300-room hotel in May 2011 and has announced plans to resume work on mall and convention center developments.

Explanation of Key Financial Statement Captions

There has been no material change from the explanation of key financial statement captions previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Results of Operations

Summary Operating Results

As of December 31, 2010, we own and operate Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club, or collectively, the Connecticut entities, and the Pennsylvania entities. All of our revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut entities and the Pennsylvania entities on a separate basis. We, therefore, believe that we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut entities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania entities.

The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended December 31,
	2010	2009	Variance	Percentage Variance

Net revenues:
Mohegan Sun	$263,830	$282,091	$(18,261)	(6.5%)
Mohegan Sun at Pocono Downs	71,775	59,720	12,055	20.2%

Total	$335,605	$341,811	$(6,206)	(1.8%)

Income (loss) from operations:
Mohegan Sun	$42,544	$39,922	$2,622	6.6%
Mohegan Sun at Pocono Downs	6,319	2,257	4,062	180.0%
Corporate	(4,579)	(4,349)	(230)	5.3%

Total	$44,284	$37,830	$6,454	17.1%

Net income attributable to Mohegan Tribal Gaming Authority	$12,930	$4,404	$8,526	193.6%

Operating margin:
Mohegan Sun	16.1%	14.2%	1.9%	13.4%
Mohegan Sun at Pocono Downs	8.8%	3.8%	5.0%	131.6%
Total	13.2%	11.1%	2.1%	18.9%

The most significant factors and trends that we believe impacted our financial performance were as follows:

•	the continued weakness in consumer spending;

•	an increasingly competitive promotional environment, including increased use of free promotional slot plays;

•	the July 2010 addition of table game and poker operations at Mohegan Sun at Pocono Downs;

•	staffing reductions and other cost containment initiatives implemented in September 2010 at Mohegan Sun;

•	reduced shows held at the Mohegan Sun Arena and the resulting decline in patron visitation to the facility; and

•	increased promotional room rates offered to gaming patrons at Mohegan Sun that are designed to maintain high hotel occupancy by gaming patrons to augment gaming revenues.

Net revenues for the three months ended December 31, 2010 compared to the same period in the prior year decreased primarily as a result of declines in gaming and non-gaming revenues at Mohegan Sun. These results were partially offset by the addition of table game and poker revenues from the July 2010 opening of table game and poker operations at Mohegan Sun at Pocono Downs.

Income from operations for the three months ended December 31, 2010 compared to the same period in the prior year increased primarily due to the addition of table game and poker operations at Mohegan Sun at Pocono Downs. The increase in income from operations also was attributable to lower operating costs and expenses at Mohegan Sun reflecting, in part, staffing reductions and other cost containment initiatives implemented in September 2010.

Net income attributable to the Authority for the three months ended December 31, 2010 compared to the same period in the prior year increased primarily as a result of the increase in income from operations, combined with the impact of a non-recurring loss on the early extinguishment of a then-existing term loan under our bank credit facility.

Mohegan Sun

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2010	2009	Variance	Percentage Variance

Gaming	$239,724	$252,994	$ (13,270)	(5.2%)
Food and beverage	16,147	19,398	(3,251)	(16.8%)
Hotel	8,997	9,542	(545)	(5.7%)
Retail, entertainment and other	20,844	26,109	(5,265)	(20.2%)

Total	$285,712	$308,043	$ (22,331)	(7.2%)

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended December 31,
	2010	2009
Gaming	83.9%	82.1%
Food and beverage	5.7%	6.3%
Hotel	3.1%	3.1%
Retail, entertainment and other	7.3%	8.5%

Total	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2010	2009	Variance	Percentage Variance

Slots:
Handle	$2,120,579	$2,198,497	$(77,918)	(3.5%)
Gross revenues	$169,356	$179,590	$(10,234)	(5.7%)
Net revenues	$163,217	$172,930	$(9,713)	(5.6%)
Free promotional slot plays (1)	$12,370	$11,374	$996	8.8%
Weighted average number of machines (in units)	6,404	6,719	(315)	(4.7%)
Hold percentage (gross)	8.0%	8.2%	(0.2%)	(2.4%)
Win per unit per day (gross) (in dollars)	$287	$291	$(4)	(1.4%)

Table games:
Drop	$504,359	$522,104	$(17,745)	(3.4%)
Revenues	$71,542	$75,132	$(3,590)	(4.8%)
Weighted average number of games (in units)	331	322	9	2.8%
Hold percentage (2)	14.2%	14.4%	(0.2%)	(1.4%)
Win per unit per day (in dollars)	$2,351	$2,540	$(189)	(7.4%)

Poker:
Revenues	$2,967	$2,941	$26	0.9%
Weighted average number of tables (in units)	42	42	-	-
Revenue per unit per day (in dollars)	$768	$761	$7	0.9%

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.
(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

The following table presents slot data related to Mohegan Sun’s market area (in thousands, except where noted):

	For the Three Months Ended December 31,
	2010	2009	Variance		Percentage Variance
Northeast slot gaming market (1) (2):
Gross revenues	$605,915	$591,970	$13,945		2.4%
Mohegan Sun win market share	30.0%	32.3%	(2.3%	)	(7.1%)
Mohegan Sun win efficiency	113.4%	122.8%	(9.4%	)	(7.7%)

Connecticut slot gaming market (3):
Gross revenues	$321,251	$332,652	$(11,401)		(3.4%)
Free promotional slot plays	$30,568	$22,801	$7,767		34.1%
Mohegan Sun win market share	52.7%	54.0%	(1.3%	)	(2.4%)
Mohegan Sun win efficiency	107.1%	113.7%	(6.6%	)	(5.8%)

(1)	Northeast slot gaming market consists of Mohegan Sun, Foxwoods Resort Casino, Twin River Casino, Newport Grand and Empire City Casino.
(2)	Includes free promotional slot plays. Free promotional slot plays are included in slot handle, but not reflected in slot revenues.
(3)	Connecticut slot gaming market consists of Mohegan Sun and Foxwoods Resort Casino.

Gaming revenues for the three months ended December 31, 2010 compared to the same period in the prior year decreased primarily due to the declines in slot and table games revenues. The decline in slot revenues likely was attributable to the continued weakness in consumer spending primarily due to high unemployment in the Northeast region and aggressive promotional programs by competitors, including increased use of free promotional slot plays. For the three months ended December 31, 2010, free promotional slot plays redeemed in the Connecticut slot gaming market increased 34.1% compared to the same period in the prior year, while free promotional slot plays redeemed at Mohegan Sun increased 8.8%. Slot revenues also were negatively impacted by the reduction in shows held at the Mohegan Sun Arena, which resulted in decreased patron visitation to the facility. Additionally, the reduction in slot revenues reflects the overall decline in the Connecticut slot gaming market. We believe that aggressive promotional programs by competitors in the states of Rhode Island and New York may have contributed to the decreases in our slot win market share and efficiency in the Northeast slot gaming market. The decline in our slot win efficiency in the Connecticut slot gaming market was primarily the result of a reduction in Foxwoods Resort Casino’s weighted average number of slot machines during the period. The decrease in table games revenues for the three months ended December 31, 2010 compared to the same period in the prior year resulted from lower table games drop combined with the decline in table games hold percentage.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2010	2009	Variance	Percentage Variance
Meals served	846	1,028	(182)	(17.7%)
Average price per meal served (in dollars)	$15.17	$15.45	$(0.28)	(1.8%)

Food and beverage revenues for the three months ended December 31, 2010 compared to the same period in the prior year decreased primarily due to a $3.1 million decline in food revenues resulting from the reduction in the number of meals served at Mohegan Sun-owned food and beverage outlets. The reduction in the number of meals served reflects the closure of the Sunburst Buffet and the replacement of certain other Mohegan Sun-owned food and beverage outlets with third-party operators. Food and beverage revenues also were negatively impacted by the decrease in the number of shows held at the Mohegan Sun Arena and the resulting decline in patron visitation to the facility.

The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2010	2009	Variance	Percentage Variance
Rooms occupied	103	101	2	2.0%
Occupancy rate	95.4%	93.5%	1.9%	2.0%
Average daily room rate (in dollars)	$84	$91	$(7)	(7.7%)
Revenue per available room (in dollars)	$80	$85	$(5)	(5.9%)

Hotel revenues for the three months ended December 31, 2010 compared to the same period in the prior year decreased primarily as a result of the continued emphasis on maintaining high occupancy of the hotel by gaming patrons. The decline in hotel revenues also reflects lower room rates offered to gaming patrons in response to competitive promotional offers from competitors in the Connecticut and Atlantic City markets.

The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2010	2009	Variance	Percentage Variance
Arena events (in events)	23	30	(7)	(23.3%)
Arena tickets	119	180	(61)	(33.9%)
Average price per Arena ticket (in dollars)	$45.79	$55.76	$(9.97)	(17.9%)

Retail, entertainment and other revenues for the three months ended December 31, 2010 compared to the same period in the prior year decreased primarily due to a $4.6 million decline in entertainment revenues. The decrease in entertainment revenues resulted from the declines in the number of Arena tickets and the average price per Arena ticket due to fewer shows held at the Mohegan Sun Arena, including fewer headliner shows, as a result of a reduction in available entertainment acts on tour.

Promotional Allowances

The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2010	2009	Variance	Percentage Variance
Food and beverage	$7,229	$9,066	$(1,837)	(20.3%)
Hotel	3,968	3,478	490	14.1%
Retail, entertainment and other	10,685	13,408	(2,723)	(20.3%)

Total	$21,882	$25,952	$(4,070)	(15.7%)

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended December 31,
	2010	2009	Variance	Percentage Variance
Food and beverage	$7,313	$9,678	$(2,365)	(24.4%)
Hotel	2,430	2,038	392	19.2%
Retail, entertainment and other	9,000	11,482	(2,482)	(21.6%)

Total	$18,743	$23,198	$(4,455)	(19.2%)

Promotional allowances for the three months ended December 31, 2010 compared to the same period in the prior year decreased primarily due to lower entertainment promotional allowances as a result of the fewer shows held at the Mohegan Sun Arena. The decline in promotional allowances also reflects lower food promotional allowances commensurate with the closure of the Sunburst Buffet and the replacement of certain other Mohegan Sun-owned food and beverage outlets with third-party operators.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2010	2009	Variance	Percentage Variance
Gaming	$143,075	$157,204	$(14,129)	(9.0%)
Food and beverage	8,254	9,683	(1,429)	(14.8%)
Hotel	3,166	3,610	(444)	(12.3%)
Retail, entertainment and other	5,910	7,704	(1,794)	(23.3%)
Advertising, general and administrative	42,498	44,315	(1,817)	(4.1%)
Pre-opening	-	42	(42)	(100.0%)
Depreciation and amortization	17,863	19,611	(1,748)	(8.9%)
Severance	520	-	520	100.0%

Total	$221,286	$242,169	$(20,883)	(8.6%)

Gaming costs and expenses for the three months ended December 31, 2010 compared to the same period in the prior year decreased primarily as a result of lower non-gaming complimentaries redeemed by casino patrons at Mohegan Sun-owned outlets. The decline in gaming costs and expenses also reflects lower payroll costs and casino marketing and promotional expenditures, reflecting, in part, staffing reductions and other cost containment initiatives implemented in September 2010. Additionally, the decrease in gaming costs and expenses reflects reduced Slot Win Contribution payments commensurate with the decline in slot revenues. For the three months ended December 31, 2010 and 2009, expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaled $43.1 million and $45.3 million, respectively. Gaming costs and expenses as a percentage of gaming revenues were 59.7% and 62.1% for the three months ended December 31, 2010 and 2009, respectively.

Food and beverage costs and expenses for the three months ended December 31, 2010 compared to the same period in the prior year decreased primarily due to lower payroll costs and cost of goods sold reflecting staffing reductions and other cost containment initiatives implemented in September 2010, including the closure of the Sunburst Buffet and the replacement of certain other Mohegan Sun-owned food and beverage outlets with third-party operators. These results were partially offset by decreased use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses.

Hotel costs and expenses for the three months ended December 31, 2010 compared to the same period in the prior year decreased primarily as a result of increased use of hotel complimentaries, resulting in higher amounts of hotel costs being allocated to gaming costs and expenses.

Retail, entertainment and other costs and expenses for the three months ended December 31, 2010 compared to the same period in the prior year decreased primarily due to lower direct entertainment costs resulting from fewer shows held at the Mohegan Sun Arena, including fewer headliner shows. These results were partially offset by decreased use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses.

Advertising, general and administrative costs and expenses for the three months ended December 31, 2010 compared to the same period in the prior year decreased primarily as a result of lower payroll costs and advertising expenditures, reflecting, in part, staffing reductions and other cost containment initiatives implemented in September 2010. The decline in advertising, general and administrative costs and expenses also reflects lower utility expenses.

Depreciation and amortization expenses for the three months ended December 31, 2010 compared to the same period in the prior year decreased primarily due to fully depreciated furniture and equipment related to Project Sunburst, which were placed into service in fiscal 2002.

Severance charges for the three months ended December 31, 2010 resulted from adjustments to the initial estimates utilized under the workforce reduction plan. Cash payments commenced in September 2010 and are anticipated to be completed in March 2012. We do not anticipate incurring any additional severance charges in connection with this workforce reduction, other than charges that may arise from adjustments to the initial estimates utilized under the plan.

Mohegan Sun at Pocono Downs

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2010	2009	Variance	Percentage Variance
Gaming	$67,933	$56,845	$11,088	19.5%
Food and beverage	5,847	3,917	1,930	49.3%
Retail and other	1,602	1,329	273	20.5%

Total	$75,382	$62,091	$13,291	21.4%

The following table summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Three Months Ended December 31,
	2010	2009
Gaming	90.1%	91.6%
Food and beverage	7.8%	6.3%
Retail and other	2.1%	2.1%

Total	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2010	2009	Variance	Percentage Variance
Slots:
Handle	$689,358	$677,763	$11,595	1.7%
Gross revenues	$53,658	$52,551	$1,107	2.1%
Net revenues	$53,652	$52,521	$1,131	2.2%
Free promotional slot plays (1)	$15,208	$9,549	$5,659	59.3%
Weighted average number of machines (in units)	2,466	2,466	-	-
Hold percentage (gross)	7.8%	7.8%	-	-
Win per unit per day (gross) (in dollars)	$237	$232	$5	2.2%

Table games (2):
Drop	$49,837	$-	$49,837	100.0%
Revenues	$9,197	$-	$9,197	100.0%
Weighted average number of games (in units)	66	-	66	100.0%
Hold percentage (3)	18.5%	-	18.5%	100.0%
Win per unit per day (in dollars)	$1,513	$-	$1,513	100.0%

Poker (2):
Revenues	$1,070	$-	$1,070	100.0%
Weighted average number of tables (in units)	18	-	18	100.0%
Revenue per unit per day (in dollars)	$646	$-	$646	100.0%

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.
(2)	Table game and poker operations commenced on July 13, 2010.
(3)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

The following table presents slot data related to Mohegan Sun at Pocono Downs’ market area (in thousands, except where noted):

	For the Three Months Ended December 31,
	2010	2009	Variance		Percentage Variance
Northeastern Pennsylvania slot gaming market (1):
Gross revenues	$150,419	$140,175	$10,244		7.3%
Free promotional slot plays (2)	$46,741	$36,792	$9,949		27.0%
Mohegan Sun at Pocono Downs win market share	35.7%	37.5%	(1.8%	)	(4.8%	)
Mohegan Sun at Pocono Downs win efficiency	114.9%	119.9%	(5.0%	)	(4.2%	)

(1)	Northeastern Pennsylvania slot gaming market consists of Mohegan Sun at Pocono Downs, Mount Airy Resort Casino and Sands Casino Resort Bethlehem.
(2)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

Gaming revenues for the three months ended December 31, 2010 compared to the same period in the prior year increased primarily due to the addition of table game and poker revenues from the July 2010 opening of table game and poker operations. The growth in gaming revenues also reflects higher slot revenues resulting from the continued success of our targeted direct mail and other promotional programs. Slot revenues also were positively impacted by the addition of table game and poker operations, which resulted in increased patron visitation to the facility.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2010	2009	Variance	Percentage Variance
Meals served	193	147	46	31.3%
Average price per meal served (in dollars)	$14.96	$13.06	$1.90	14.5%

Food and beverage revenues for the three months ended December 31, 2010 compared to the same period in the prior year increased primarily due to increased patron visitation to the facility resulting from the addition of table game and poker operations. The increase in food and beverage revenues also reflects the operations of an additional Mohegan Sun at Pocono Downs-owned food and beverage outlet.

Retail and other revenues for the three months ended December 31, 2010 compared to the same period in the prior year increased primarily as a result of increased patron visitation to the facility resulting from the addition of table game and poker operations.

Promotional Allowances

The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2010	2009	Variance	Percentage Variance
Food and beverage	$3,288	$2,133	$1,155	54.1%
Retail	319	238	81	34.0%

Total	$3,607	$2,371	$1,236	52.1%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended December 31,
	2010	2009	Variance	Percentage Variance
Food and beverage	$2,457	$1,945	$512	26.3%
Retail	420	371	49	13.2%

Total	$2,877	$2,316	$561	24.2%

Promotional allowances for the three months ended December 31, 2010 compared to the same period in the prior year increased primarily due to higher redemptions under the Player’s Club program at food and beverage outlets.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2010	2009	Variance	Percentage Variance
Gaming	$50,256	$43,614	$6,642	15.2%
Food and beverage	1,791	1,501	290	19.3%
Retail, entertainment and other	303	250	53	21.2%
Advertising, general and administrative	7,796	6,298	1,498	23.8%
Depreciation and amortization	5,310	5,800	(490)	(8.4%)

Total	$65,456	$57,463	$7,993	13.9%

Gaming costs and expenses for the three months ended December 31, 2010 compared to the same period in the prior year increased primarily as a result of additional operating costs and expenses to support table game and poker operations, including payroll costs and expenses associated with the Pennsylvania Table Game Tax. The increase in gaming costs and expenses also reflects higher Pennsylvania Slot Machine Tax commensurate with the growth in slot revenues and increased non-gaming complimentaries redeemed by casino patrons at Mohegan

Sun at Pocono Downs-owned outlets. For the three months ended December 31, 2010 and 2009, expenses associated with the Pennsylvania Slot Machine Tax totaled $30.8 million and $30.3 million, respectively. Expenses associated with the Pennsylvania Table Game Tax totaled $1.6 million for the three months ended December 31, 2010. Gaming costs and expenses as a percentage of gaming revenues were 74.0% and 76.7% for the three months ended December 31, 2010 and 2009, respectively.

Food and beverage costs and expenses for the three months ended December 31, 2010 compared to the same period in the prior year increased primarily due to higher cost of goods sold commensurate with the growth in food and beverage revenues, partially offset by increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses.

Retail and other costs and expenses for the three months ended December 31, 2010 compared to the same period in the prior year increased primarily as a result of higher cost of goods sold commensurate with the growth in retail and other revenues, partially offset by increased use of retail complimentaries, resulting in higher amounts of retail costs being allocated to gaming costs and expenses.

Advertising, general and administrative costs and expenses for the three months ended December 31, 2010 compared to the same period in the prior year increased primarily due to additional costs and expenses to support table game and poker operations, including payroll and utility costs.

Depreciation and amortization expenses for the three months ended December 31, 2010 compared to the same period in the prior year decreased primarily as a result of fully depreciated furniture and equipment related to the Phase I facility, which were placed into service in November 2006.

Corporate Expenses and Other Income (Expense)

Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2010	2009	Variance	Percentage Variance
Corporate expenses:
Depreciation and amortization	$42	$20	$22	110.0%
Corporate	4,536	4,329	207	4.8%
Severance	1	-	1	100.0%

Total Corporate expenses	$4,579	$4,349	$230	5.3%

Other income (expense):
Accretion of discount to the relinquishment liability (1)	$(2,842)	$(3,856)	$1,014	(26.3%)
Interest income (2)	780	732	48	6.6%
Interest expense, net of capitalized interest	(29,746)	(28,549)	(1,197)	4.2%
Loss on early extinguishment of debt (3)	-	(1,584)	1,584	(100.0%)
Write-off of debt issuance costs (4)	-	(338)	338	(100.0%)
Other income (expense), net	5	(344)	349	(101.5%)

Total other expense	$(31,803)	$(33,939)	$2,136	(6.3%)

(1)	Reflects accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.
(2)	Primarily represents interest earned on long-term receivables.
(3)	Represents unamortized debt issuance costs written-off upon the early extinguishment of a then-existing term loan under the bank credit facility.
(4)	Represents unamortized debt issuance costs written-off upon the amendment of the bank credit facility.

Total Corporate costs and expenses for the three months ended December 31, 2010 compared to the same period in the prior year increased primarily due to higher professional and consulting expenditures.

Interest expense, net of capitalized interest, for the three months ended December 31, 2010 compared to the same period in the prior year increased primarily as a result of higher interest rate and weighted average outstanding debt. The weighted average interest rate was 7.1% for the three months ended December 31, 2010 compared to 6.8% for the three months ended December 31, 2009. The increase in weighted average interest rate primarily reflects the October 2009 issuance of our 11 1/2% second lien senior secured notes, which repaid a lower interest term loan under our bank credit facility. The weighted average outstanding debt was $1.68 billion for the three months ended December 31, 2010 compared to $1.67 billion for the three months ended December 31, 2009. The increase in weighted average outstanding debt was primarily due to additional borrowings under the bank credit facility to fund capital expenditures and to pay a table games authorization fee to the Commonwealth of Pennsylvania in connection with the opening of table games at Mohegan Sun at Pocono Downs.

Seasonality

The gaming market in the Northeastern United States is seasonal in nature, with the peak gaming activities often occurring at Mohegan Sun and Mohegan Sun at Pocono Downs between the months of May and August. Accordingly, the results of operations for the three months ended December 31, 2010 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources

Our cash flows consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2010	2009	Variance	Percentage Variance
Net cash provided by operating activities	$34,925	$45,421	$(10,496)	(23.1%)
Net cash used in investing activities	(17,317)	(13,458)	(3,859)	28.7%
Net cash provided by (used in) financing activities	10,646	(11,749)	22,395	(190.6%)

Net increase in cash and cash equivalents	$28,254	$20,214	$8,040	39.8%

As of December 31, 2010 and September 30, 2010, we held cash and cash equivalents of $92.2 million and $63.9 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts and relinquishment liability reassessments. The decrease in cash provided by operating activities for the three months ended December 31, 2010 compared to the same period in the prior fiscal year was primarily attributable to higher working capital requirements, partially offset by increased operating income after adjustments for non-cash items.

Operating activities are a significant source of our cash flows. We utilize cash flows provided by operating activities to meet working capital needs, fund capital expenditures, provide distributions to the Tribe and payments under the relinquishment agreement and reduce debt, as well as make investments, from time to time. There are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

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

In addition to cash flows provided by operating activities, we have relied on external sources of liquidity to meet our capital requirements. As discussed below, at December 31, 2010, our fixed charge coverage ratio, as defined under our senior and senior subordinated note indentures, was below 2.0 to 1.0 and, accordingly, our ability to incur additional indebtedness or refinance existing indebtedness is limited. This could adversely impact our ability to meet our capital requirements.

The increase in cash used in investing activities for the three months ended December 31, 2010 compared to the same period in the prior fiscal year primarily resulted from higher capital expenditures. The decrease in cash used in financing activities for the three months ended December 31, 2010 compared to the same period in the prior fiscal year was primarily attributable to lower distributions to the Tribe.

Cost Containment Initiatives

In September 2010, we implemented certain cost containment initiatives in an effort to better align operating costs with market and business conditions, including a reduction of our workforce in Uncasville, Connecticut by approximately 475 positions. In addition, we implemented a number of other cost containment initiatives, including modifications to employee medical benefits, consolidation of certain Mohegan Sun-owned food and beverage outlets and replacement of certain other Mohegan Sun-owned food and beverage outlets with third-party operators. For the three months ended December 31, 2010, we incurred $521,000 in severance charges resulting from adjustments to the initial estimates utilized under the workforce reduction plan. We estimate that these cost containment initiatives yielded consolidated labor and operating cost savings totaling approximately $8.3 million for the three months ended December 31, 2010. Consolidated labor and operating cost savings for fiscal 2011 are forecasted to approximate $30.0 million.

External Sources of Liquidity

Notes

We substantially financed the construction and expansion of Mohegan Sun, as well as the acquisition of the Pennsylvania entities and the expansion of Mohegan Sun at Pocono Downs with proceeds from the issuance of notes and borrowings under our bank credit facilities. As of December 31, 2010, we had outstanding:

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

The senior and senior subordinated note indentures contain certain non-financial and financial covenants with which we and the Tribe must comply. The non-financial covenants include, among other things, reporting obligations, compliance with laws and regulations, maintenance of licenses and insurances and our continued existence. The financial covenants include, among other things, limitations on our ability to make restricted payments, as defined under the note indentures, and incur additional indebtedness. Under these financial covenants, we are generally able to make restricted payments, including distributions to the Tribe, and incur additional indebtedness that otherwise may be restricted, provided our fixed charge coverage ratio is at least 2.0 to 1.0. At any time our fixed charge coverage ratio falls below 2.0 to 1.0, our ability to make restricted payments and incur additional indebtedness is limited and subject to other applicable exceptions under the note indentures. As of December 31, 2010, our fixed charge coverage ratio was below 2.0 to 1.0. Accordingly, our ability to make restricted payments, including distributions to the Tribe, is limited. Additionally, while we may continue to borrow under the bank credit facility pursuant to exceptions contained in the note indentures, our ability to incur other additional indebtedness to raise capital also is limited. Further, while our fixed charge coverage ratio remains below 2.0 to 1.0, we will be unable to refinance our existing subordinated indebtedness with senior indebtedness without waivers or consents from certain of our creditors that would not otherwise be required, thus limiting the options available to us to refinance our existing indebtedness. We can provide no assurance that we will be able to obtain such waivers or consents or that we will be able to refinance our existing indebtedness or that financing options available to us, if any, will be on favorable or acceptable terms.

As of December 31, 2010, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.

In November 2010, Standard and Poor’s Ratings Services lowered its credit ratings on the 2009 second lien senior secured notes from B- to CCC- and the 2005 senior unsecured notes and senior subordinated notes from CCC+ to CC. In December 2010, Moody’s Investors Services lowered its credit ratings on the 2009 second lien senior secured notes from B1 to B3, the 2005 senior unsecured notes from B2 to Caa1 and the senior subordinated notes from Caa2 to Caa3. These actions primarily reflect our recent operating results and upcoming refinancing needs. These lowered credit ratings may adversely impact our ability to access the debt capital markets in the future and, if we are able to access the debt capital markets, likely would increase our cost of capital for the issuance of new debt as compared to costs incurred by us in prior financing transactions. We also could be subject to more restrictive covenants and other terms in connection with any such debt issuance.

Bank Credit Facility

In October 2009, we entered into an amendment to the terms of our bank credit facility. The bank credit facility provides for a revolving loan and letter of credit borrowing capacity of up to $675.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The bank credit facility has no mandatory amortization provision and is payable in full on the maturity date, March 9, 2012. As of December 31, 2010, $543.0 million was drawn on the bank credit facility. As of December 31, 2010, amounts under letters of credit issued under the bank credit facility totaled $3.3 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenants under the bank credit facility, line of credit and note indentures, we had approximately $35.6 million of borrowing capacity under the bank credit facility as of December 31, 2010.

Under the bank credit facility, at our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, an applicable rate based on our total leverage ratio, as each term is defined under the bank credit facility. We also pay commitment fees for the unused portion of borrowing capacity under the bank credit facility on a quarterly basis equal to the product obtained by multiplying the applicable rate for commitment fees by the average daily unused borrowing capacity for that calendar quarter. The applicable rate for base rate loans is between 1.25% and 2.75%. The applicable rate for Eurodollar rate loans is between 2.50% and 4.00%. The applicable rate for commitment fees is between 0.20% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate, the Eurodollar rate for one-month contracts plus 1.25% or the federal funds rate plus 0.50%. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of December 31, 2010, we had $9.0 million in base rate loans and $534.0 million in Eurodollar rate loans outstanding. The base rate loans outstanding at December 31, 2010 were based on Bank of America’s prime rate of 3.25% plus an applicable rate of 2.75%. The Eurodollar rate loans outstanding at December 31, 2010 were based on a one-month Eurodollar rate of 0.26% plus an applicable rate of 4.0%. The applicable rate for commitment fees was 0.50% as of December 31, 2010.

The bank credit facility is collateralized by a first priority lien on substantially all of our assets, including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land and improvements that comprise Mohegan Sun. We also are required to pledge additional assets as collateral for the bank credit facility as we or our existing and future guarantor subsidiaries acquire them. Our obligations under the bank credit facility are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The bank credit facility includes non-financial covenants of the types customarily found in loan agreements for similar transactions. The bank credit facility also subjects us to a number of restrictive financial covenants. These financial covenants relate to, among other things, a minimum fixed charge coverage ratio, maximum total leverage and senior leverage ratios and maximum capital expenditures. The levels of these covenants as of December 31, 2010 through the remaining term of the bank credit facility, which is scheduled to mature on March 9, 2012, are as follows:

Our minimum fixed charge coverage ratio covenant, as defined under the bank credit facility, is as follows:

Fiscal Quarters Ending:
December 31, 2010 and thereafter	1.10:1.00

Our maximum total leverage ratio covenant, or ratio of total debt to annualized EBITDA, as such terms are defined under the bank credit facility, is as follows:

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

We continue to monitor revenues, expenditures and borrowings under our bank credit facility to ensure continued compliance with our financial covenants. During January and February 2011, we experienced unfavorable winter weather conditions compared to the same period in the prior year. As a result, our revenues and, correspondingly, our operating results for the second quarter of fiscal 2011 are expected to be adversely impacted. While we anticipate that we will remain in compliance with all covenant requirements under our bank credit facility, if we are unable to sufficiently increase revenues or offset declines in revenues due to continued or increasing unfavorable weather conditions or otherwise, we may need to offset future declines in revenues by implementing further cost containment and other initiatives in order to maintain compliance with our covenants. If we are unable to satisfy our financial covenants, we would need to obtain waivers or amendments under the bank credit facility; however, no assurance can be made that we would be able to obtain such waivers or amendments. If we are unable to obtain such waivers or amendments, we would be in default under the bank credit facility, which may result in cross-defaults under our other indebtedness. If such defaults or cross-defaults were to occur, it would allow our lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. We do not have sufficient cash to repay our outstanding indebtedness and, if such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary for such repayment.

As of December 31, 2010, we and the Tribe were in compliance with all respective covenant requirements under the bank credit facility.

Line of Credit

As of December 31, 2010, we had an $18.0 million revolving loan agreement with Bank of America, N.A., or the line of credit. The line of credit matures on June 10, 2011. Under the line of credit, at our option, each advance accrues interest on the basis of a one-month Eurodollar rate or prime rate, plus in either case, an applicable rate based on our total leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. As of December 31, 2010, we had $10.7 million in Eurodollar rate loans outstanding, which were based on a one-month Eurodollar rate of 0.26% plus an applicable rate of 3.5%. The line of credit subjects us to certain covenants, including a covenant to maintain at least the line of credit commitment amount available for borrowing under the bank credit facility. As of December 31, 2010, we were in compliance with all covenant requirements under the line of credit and had $7.3 million of borrowing capacity thereunder.

Letters of Credit

As of December 31, 2010, we maintained six uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, pari-mutuel wagering tax liabilities of the Pennsylvania entities, potential contractor and subcontractor liabilities relating to Project Horizon, collateral obligations of a surety bond relating to Pennsylvania Slot Machine Tax expenses owed by Downs Racing to the PGCB and two in connection with road work at the Pennsylvania facilities. The letters of credit will expire, as applicable, on various dates from April 2011 through January 2012, subject to renewals. As of December 31, 2010, no amount was drawn on the letters of credit.

Salishan-Mohegan Bank Credit Facility

As of December 31, 2010, Salishan-Mohegan had a fully drawn $15.25 million revolving loan agreement with Bank of America, N.A., or the Salishan credit facility. On December 30, 2010, Salishan-Mohegan entered into an amendment to the terms of the Salishan credit facility to extend the maturity date from January 5, 2011 to February 18, 2011. Under the Salishan credit facility, at the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus a spread of 2.50% for base rate loans and an applicable rate, as defined under the Salishan credit facility, of 3.50% for Eurodollar rate loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. The applicable rate for commitment fees is 0.50%. The revolving loan has no mandatory amortization provision and is payable in full at maturity. The Salishan credit facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan credit facility also are guaranteed by the Tribe. The Salishan credit facility subjects Salishan-Mohegan to a number of restrictive covenants, including financial and non-financial covenants customarily found in loan agreements for similar transactions. As of December 31, 2010, Salishan-Mohegan was in compliance with all respective covenant requirements under the Salishan credit facility. We have commenced discussions with Bank of America, N.A. to extend the maturity date of the Salishan credit facility; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.

As of December 31, 2010, Salishan-Mohegan had $15.25 million in Eurodollar rate loans and no base rate loan outstanding. The Eurodollar rate loans outstanding at December 31, 2010 were based on a one-month Eurodollar rate of 0.26% plus an applicable rate of 3.50%.

Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, or the Mohegan Tribe promissory note, which was used to repay revolving loans under the Salishan credit facility. On December 30, 2010, Salishan-Mohegan entered into an amendment to the terms of the Mohegan Tribe promissory note to extend the maturity date from January 5, 2011 to February 18, 2011. The Mohegan Tribe promissory note accrues interest at an annual rate of 15.0%. Accrued interest is paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity. In December 2010, the Tribe agreed to defer the 3.0% interest payments due December 1, 2010 and January 1, 2011 until maturity. We have commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe promissory note; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.

Capital Expenditures

The following table presents data related to capital expenditures (in millions, including capitalized interest):

	Capital Expenditures
	Three Months Ended December 31, 2010	Remaining Forecasted Fiscal Year 2011	Total Forecasted Fiscal Year 2011
Mohegan Sun:
Maintenance	$2.3	$ 21.8	$ 24.1
Development	3.0	16.7	19.7
Expansion - Project Horizon	0.1	1.4	1.5

Subtotal	5.4	39.9	45.3
Mohegan Sun at Pocono Downs:
Maintenance	1.2	4.3	5.5
Development	-	0.5	0.5
Expansion - Project Sunrise (1)	0.2	-	0.2
Expansion - Table Games (2)	0.1	-	0.1

Subtotal	1.5	4.8	6.3

Total	$ 6.9	$ 44.7	$ 51.6

(1)	Represents adjustments to the final cost for Project Sunrise.
(2)	Represents adjustments to the final cost for table game and poker operations.

We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs through a combination of cash flows provided by operating activities and draws under our bank credit facility.

Interest Expense

The following table presents our interest expense (in thousands, net of capitalized interest):

	For the Three Months Ended December 31,
	2010	2009
Bank credit facility	$6,050	$6,548
2009 11 1/2% second lien senior secured notes, includes accretion of bond discount (1)	5,908	4,189
2005 6 1/8% senior unsecured notes	3,828	3,828
2001 8 3/8% senior subordinated notes	42	42
2002 8% senior subordinated notes	5,000	5,000
2004 7 1/8% senior subordinated notes	4,008	4,008
2005 6 7/8% senior subordinated notes	2,578	2,578
Line of credit	71	70
WNBA promissory note	5	9
Salishan-Mohegan bank credit facility	146	138
Mohegan Tribe promissory note (Salishan-Mohegan)	378	374
Capital leases	57	67
Amortization of net deferred gain on settlement of derivative instruments	(117)	(117)
Amortization of debt issuance costs	1,792	1,836
Capitalized interest	-	(21)

Total interest expense, net of capitalized interest	$29,746	$28,549

(1)	Issued on October 26, 2009.

Sufficiency of Resources

We believe that cash flows provided by operating activities, combined with existing cash balances and available borrowings under the bank credit facility, will be sufficient to fund our cash requirements over the next twelve months, including scheduled interest and required principal payments on our outstanding indebtedness, relinquishment payments, planned capital expenditures, distributions to the Tribe and projected working capital needs. However, we can provide no assurance in this regard. Any future investments in Mohegan Sun and Mohegan Sun at Pocono Downs are anticipated to be funded through a combination of cash flows provided by operating activities and draws under our bank credit facility. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenants under the bank credit facility, line of credit and note indentures, we had approximately $35.6 million of borrowing capacity under the bank credit facility as of December 31, 2010.

As indicated above, our bank credit facility matures on March 9, 2012 and our 2002 senior subordinated notes mature on April 1, 2012. In addition, a substantial amount of our remaining indebtedness matures over the following three fiscal years. We believe that we will need to refinance all or part of our indebtedness at or prior to each maturity thereof in order to maintain sufficient resources for our operations. We have engaged Blackstone Advisory Partners, L.P. to assist in our strategic planning relating to our debt maturities and Credit Suisse Securities (USA) LLC to assist in the evaluation and implementation of refinancing alternatives. As discussed above, as of December 31, 2010, our fixed charge coverage ratio, as defined under our senior and senior subordinated note indentures, was below 2.0 to 1.0. While this fixed charge coverage ratio remains below 2.0 to 1.0, we will be unable to refinance our existing subordinated indebtedness with senior indebtedness without waivers or consents from certain of our creditors that would not otherwise be required, thus limiting the options available to us to refinance our existing indebtedness. We can provide no assurance that we will be able to obtain such waivers or consents or that we will be able to refinance our existing indebtedness or that financing options available to us, if any, will be on favorable or acceptable terms. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for further details regarding risks relating to our sufficiency of resources and debt maturities.

Contractual Obligations and Commitments

The following table presents future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments (in thousands):

	Total	Payments due by period
Contractual Obligations		Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,656,976	$38,976	$1,043,000	$375,000	$200,000
Interest payments on long-term debt (3)	371,634	83,186	153,074	77,744	57,630
Procurement (4)	56,322	13,520	29,162	13,640	-
Capital lease (5)	5,855	513	1,441	1,556	2,345

Total	$2,090,787	$136,195	$1,226,677	$467,940	$259,975

(1)	Represents payment obligations from January 1, 2011 to September 30, 2011.
(2)	Represents long-term debt maturities as of December 31, 2010.
(3)	Represents anticipated interest payments on long-term debt as of December 31, 2010, pursuant to respective debt agreements.
(4)	Represents anticipated expenditures in connection with various agreements entered into with vendors for inventory and other items, exclusive of amounts reflected in our condensed consolidated balance sheets.
(5)	Represents anticipated lease payments to the Tribe relating to property located adjacent to the Tribe’s reservation that is used for parking and access to Mohegan Sun.

Critical Accounting Policies and Estimates

There has been no material change from the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board, or the FASB, issued guidance pertaining to disclosures about the credit quality of financing receivables and allowance for credit losses. The new guidance is effective for interim and annual periods ending on or after December 15, 2010. We adopted this guidance in our first quarter of fiscal 2011 and its adoption did not impact our financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance pertaining to the elimination of the concept of a qualifying special purpose entity. The new guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying the enterprise that has the power to direct the activities of the variable interest entity and the obligation to absorb losses or the right to receive benefits of the variable interest entity. Additionally, the new guidance provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The new guidance is effective for annual periods beginning on or after November 15, 2009. We adopted this guidance in our first quarter of fiscal 2011 and its adoption did not impact our financial position, results of operations or cash flows.

In April 2010, the FASB issued guidance pertaining to accruals for casino jackpot liabilities. The new guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying such jackpot. The new guidance specifies that jackpots should be accrued and charged to revenue when the entity has the obligation to pay such jackpot and applies to both base and progressive jackpots and requires a cumulative-effect adjustment to opening retained earnings in the period of adoption. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2010. We do not expect this adoption to materially impact our financial position, results of operations or cash flows.

In January 2010, the FASB issued amended guidance pertaining to fair value measurements and disclosures. The amended guidance requires additional disclosures about significant unobservable inputs and transfers within Level 1 and 2 measurements. This guidance is effective for interim and annual periods beginning on or after December 15, 2009. We adopted this guidance in our first quarter of fiscal 2010 and its adoption did not impact our financial position, results of operations or cash flows. The amended guidance also requires enhanced disclosure of activities within Level 3 fair value measurements. Those disclosures are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2010. We do not expect this adoption to impact our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest accrues on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the bank credit facility. As of December 31, 2010, $543.0 million was drawn on the bank credit facility.

We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.

The following table presents information as of December 31, 2010 about our current financial instruments or debt obligations that are sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt instruments are based on quoted market prices or prices of similar instruments as of December 31, 2010.

	Expected Maturity Date						Total	Fair Value
	2011	2012	2013	2014	2015	Thereafter
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$12,522	$250,707	$250,734	$225,763	$150,793	$202,345	$1,092,864	$851,803
Average interest rate	13.5%	8.0%	6.1%	7.1%	6.9%	11.4%	7.9%
Variable rate	$26,966	$543,000	$-	$-	$-	$-	$569,966	$529,241
Average interest rate (1)	3.7%	4.4%	-	-	-	-	4.4%

(1)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $5.7 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various claims and legal actions resulting from our normal course of business. Some of these matters relate to personal injuries to patrons and damages to patrons’ personal assets. We estimate guest claims expense and accrue for such liabilities based upon historical experience.

Item 1A.	Risk Factors

There has been no material change from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Item 5.	Other Information

Effective December 30, 2010, Downs Racing, L.P. entered into an amendment to the Employment Agreement with Robert J. Soper, President of Mohegan Sun at Pocono Downs, pursuant to which certain terms of Mr. Soper’s Employment Agreement, made April 2, 2009 and effective January 1, 2009 (the “Agreement”), were amended. The Agreement, as amended, has been extended through June 30, 2013, and is subject to automatic renewal for an additional term of two years unless either party gives the other notice of its intent to terminate the Agreement no later than 180 days prior to the end of the term. Additionally, the Agreement, as amended, provides that any annual increase in Mr. Soper’s base salary shall be in accordance with Downs Racing, L.P.’s compensation performance review program. Under the original Agreement, Mr. Soper received a fixed 5% annual increase to his base salary.

A copy of the amendment is attached hereto as Exhibit 10.1 and is incorporated by reference herein.

Item 6.	Exhibits

The exhibits to this Quarterly Report on Form 10-Q are listed on the Exhibit Index, which appears elsewhere herein and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MOHEGAN TRIBAL GAMING AUTHORITY

Date: February 14, 2011	By:	/S/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman and Member, Management Board

Date: February 14, 2011	By:	/S/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date: February 14, 2011	By:	/S/ LEO M. CHUPASKA
Leo M. Chupaska Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 and incorporated by reference herein).

3.2	Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to its Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the 1996 Form S-1) and incorporated by reference herein).

3.3	Articles of Organization of Mohegan Basketball Club, LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”) and incorporated by reference herein).

3.4	Operating Agreement of Mohegan Basketball Club, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4 and incorporated by reference herein).

3.5	Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 6, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Form S-4”) and incorporated by reference herein).

3.6	Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Form S-4 and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.7 to the 2005 Form S-4 and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Form S-4 and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.9 to the 2005 Form S-4 and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Form S-4 and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.11 to the 2005 Form S-4 and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Form S-4 and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 7, 2005, as amended (filed as Exhibit 3.13 to the 2005 Form S-4 and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Form S-4 and incorporated by reference herein).

3.15	Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed as Exhibit 3.15 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the SEC on August 10, 2006 (the “June 2006 Form 10-Q”) and incorporated by reference herein).

3.16	Operating Agreement of Mohegan Ventures-Northwest, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of July 23, 2004 (filed as Exhibit 3.16 to the June 2006 Form 10-Q and incorporated by reference herein).

Exhibit No.	Description
3.17	Articles of Organization of Mohegan Golf, LLC, dated as of November 20, 2006 (filed as Exhibit 3.17 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006 (the “2006 Form 10-K”) and incorporated by reference herein).

3.18	Certificate of Formation of Wisconsin Tribal Gaming, LLC, dated as of February 27, 2007 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the SEC on May 15, 2007 (the “March 2007 Form 10-Q”) and incorporated by reference herein).

3.19	Articles of Organization of Mohegan Ventures Wisconsin, LLC, dated as of March 1, 2007 (filed as Exhibit 3.19 to the March 2007 Form 10-Q and incorporated by reference herein).

3.20	Certificate of Formation of MTGA Gaming, LLC, dated as of July 27, 2007 (filed as Exhibit 3.20 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “2007 Form 10-K”), filed with the SEC on December 21, 2007 and incorporated by reference herein).

3.21	Articles of Amendment of Mohegan Golf, LLC, dated as of April 8, 2008 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the SEC on May 15, 2008 and incorporated by reference herein).

4.1	Relinquishment Agreement, dated as of February 7, 1998, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998 and incorporated by reference herein).

4.2	Indenture, dated as of July 26, 2001, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Registration Statement on Form S-4, filed with the SEC on September 14, 2001 (the “2001 Form S-4”) and incorporated by reference herein).

4.3	Supplemental Indenture, dated as of January 27, 2003, between the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club, LLC, the other Subsidiary Guarantors (as defined under the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (the “June 2003 Form 10-Q), filed with the SEC on August 7, 2003 and incorporated by reference herein).

4.4	Second Supplemental Indenture, dated as of July 28, 2004, between the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club, LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.9 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (the “June 2004 Form 10-Q”), filed with the SEC on August 16, 2004 and incorporated by reference herein).

4.5	Form of Global 8 3/8% Senior Subordinated Notes Due 2011 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.9 to the 2001 Form S-4 and incorporated by reference herein).

4.6	Indenture, dated as of February 20, 2002, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the Authority’s Registration Statement on Form S-4, filed with the SEC on March 27, 2002 (the “2002 Form S-4”) and incorporated by reference herein).

Exhibit No.	Description
4.7	Supplemental Indenture, dated as of January 27, 2003, between the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club, LLC, the other Subsidiary Guarantors (as defined under the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the June 2003 Form 10-Q and incorporated by reference herein).

4.8	Amended and Restated Supplemental Indenture, dated as of January 25, 2005, between the Mohegan Tribal Gaming Authority, Mohegan Basketball Club, LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 Form 10-Q”) and incorporated by reference herein).

4.9	Supplemental Indenture No. 2, dated as of January 25, 2005, between the Mohegan Tribal Gaming Authority, Mohegan Basketball Club, LLC and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.15 to the December 2004 Form 10-Q and incorporated by reference herein).

4.10	Supplemental Indenture No. 3, dated as of January 25, 2005, between the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined under the Indenture), and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the December 2004 Form 10-Q and incorporated by reference herein).

4.11	Supplemental Indenture No. 4, dated as of August 4, 2006, between the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.11 to the June 2006 Form 10-Q and incorporated by reference herein).

4.12	Supplemental Indenture No. 5, dated as of December 18, 2006, between the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.12 to the 2006 Form 10-K and incorporated by reference herein).

4.13	Supplemental Indenture No. 6, dated as of March 28, 2007, between the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.13 to the March 2007 Form 10-Q and incorporated by reference herein).

4.14	Supplemental Indenture No. 7, dated as of August 27, 2007, between the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to State Street Bank and Trust Company), as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.14 to the 2007 Form 10-K and incorporated by reference herein).

Exhibit No.	Description
4.15	Form of Global 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (contained in the Indenture filed as Exhibit 4.12 to the 2002 Form S-4 and incorporated by reference herein).

4.16	Indenture, dated as of August 3, 2004, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club, LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the June 2004 Form 10-Q and incorporated by reference herein).

4.17	Supplemental Indenture No. 1, dated as of January 25, 2005, between the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined under the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the December 2004 Form 10-Q and incorporated by reference herein).

4.18	Supplemental Indenture No. 2, dated as of August 4, 2006, between the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2006 Form 10-Q and incorporated by reference herein).

4.19	Supplemental Indenture No. 3, dated as of December 18, 2006, between the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8 % Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the 2006 Form 10-K and incorporated by reference herein).

4.20	Supplemental Indenture No. 4, dated as of March 28, 2007, between the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the March 2007 Form 10-Q and incorporated by reference herein).

4.21	Supplemental Indenture No. 5, dated as of August 27, 2007, between the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8 % Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the 2007 Form 10-K and incorporated by reference herein).

4.22	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 Form 10-Q and incorporated by reference herein).

4.23	Indenture, dated as of February 8, 2005, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 Form 10-Q and incorporated by reference herein).

Exhibit No.	Description
4.24	Supplemental Indenture No. 1, dated as of August 4, 2006, between the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.23 to the June 2006 Form 10-Q and incorporated by reference herein).

4.25	Supplemental Indenture No. 2, dated as of December 18, 2006, between the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.27 to the 2006 Form 10-K and incorporated by reference herein).

4.26	Supplemental Indenture No. 3, dated as of March 28, 2007, between the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the March 2007 Form 10-Q and incorporated by reference herein).

4.27	Supplemental Indenture No. 4, dated as of August 27, 2007, between the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.35 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007 and incorporated by reference herein).

4.28	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 Form 10-Q and incorporated by reference herein).

4.29	Indenture, dated as of February 8, 2005, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 Form 10-Q and incorporated by reference herein).

4.30	Supplemental Indenture No. 1, dated as of August 4, 2006, between the Mohegan Tribal Gaming Authority, Mohegan Ventures-Northwest, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the June 2006 Form 10-Q and incorporated by reference herein).

4.31	Supplemental Indenture No. 2, dated as of December 18, 2006, between the Mohegan Tribal Gaming Authority, Mohegan Golf, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the 2006 Form 10-K and incorporated by reference herein).

Exhibit No.	Description
4.32	Supplemental Indenture No. 3, dated as of March 28, 2007, between the Mohegan Tribal Gaming Authority, Wisconsin Tribal Gaming, LLC and Mohegan Ventures Wisconsin, LLC (each a Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as Trustee, relating to the 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.36 to the March 2007 Form 10-Q and incorporated by reference herein).

4.33	Supplemental Indenture No. 4, dated as of August 27, 2007, between the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.41 to the 2007 Form 10-K and incorporated by reference herein).

4.34	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 Form 10-Q and incorporated by reference herein).

4.35	Indenture, dated as of October 26, 2009, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 11 1/2% Second Lien Senior Secured Notes Due 2017 (filed as Exhibit 4.43 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the SEC on December 28, 2009 (the “2009 Form 10-K”) and incorporated by reference herein).

4.36	Form of Global 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.44 to the 2009 Form 10-K and incorporated by reference herein).

10.1	Amendment to Employment Agreement, dated as of December 30, 2010, between the Mohegan Tribal Gaming Authority and Robert J. Soper (filed herewith).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).

* Management contract or compensatory plan or arrangement.