Form 10-Q
period 2011-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2011-05-16
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$64,718	$63,897
Restricted cash	1,242	1,246
Receivables, net	24,185	24,154
Inventories	15,395	14,519
Other current assets	33,263	26,062

Total current assets	138,803	129,878
Non-current assets:
Property and equipment, net	1,544,203	1,573,153
Goodwill	39,459	39,459
Other intangible assets, net	406,543	406,747
Other assets, net	49,326	51,386

Total assets	$2,178,334	$2,200,623

LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$519,441	$25,397
Current portion of relinquishment liability	68,201	69,031
Due to Mohegan Tribe	10,200	10,000
Current portion of capital leases	693	681
Trade payables	19,121	18,275
Construction payables	9,017	14,408
Accrued interest payable	27,757	26,849
Other current liabilities	147,340	140,407

Total current liabilities	801,770	305,048
Non-current liabilities:
Long-term debt, net of current portion	1,069,209	1,596,122
Relinquishment liability, net of current portion	140,369	161,692
Capital leases, net of current portion	4,993	5,349
Other long-term liabilities	334	368

Total liabilities	2,016,675	2,068,579
Commitments and Contingencies
Capital:
Retained earnings	158,526	129,476

Mohegan Tribal Gaming Authority capital	158,526	129,476
Non-controlling interests	3,133	2,568

Total capital	161,659	132,044

Total liabilities and capital	$2,178,334	$2,200,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	For the Six Months Ended March 31, 2011	For the Six Months Ended March 31, 2010
Revenues:
Gaming	$316,444	$319,123	$624,101	$628,962
Food and beverage	21,229	22,838	43,223	46,153
Hotel	8,657	8,964	17,654	18,506
Retail, entertainment and other	26,378	27,788	48,824	55,226

Gross revenues	372,708	378,713	733,802	748,847
Less—Promotional allowances	(24,764)	(26,418)	(50,253)	(54,741)

Net revenues	347,944	352,295	683,549	694,106

Operating costs and expenses:
Gaming	194,993	197,933	388,324	398,751
Food and beverage	10,395	10,785	20,440	21,969
Hotel	3,327	3,467	6,493	7,077
Retail, entertainment and other	7,953	10,023	14,166	17,977
Advertising, general and administrative	48,128	49,817	98,422	100,430
Corporate	3,771	4,048	8,307	8,377
Depreciation and amortization	22,615	23,549	45,830	48,980
Severance	(266)	—	255	—
Pre-opening	—	486	—	528

Total operating costs and expenses	290,916	300,108	582,237	604,089

Income from operations	57,028	52,187	101,312	90,017

Other income (expense):
Accretion of discount to the relinquishment liability	(2,841)	(3,857)	(5,683)	(7,713)
Interest income	618	620	1,398	1,352
Interest expense, net of capitalized interest	(29,713)	(29,319)	(59,459)	(57,868)
Loss on early extinguishment of debt	—	—	—	(1,584)
Write-off of debt issuance costs	—	—	—	(338)
Other expense, net	(349)	(147)	(344)	(491)

Total other expense	(32,285)	(32,703)	(64,088)	(66,642)

Net income	24,743	19,484	37,224	23,375
Loss attributable to non-controlling interests	465	543	914	1,056

Net income attributable to Mohegan Tribal Gaming Authority	$25,208	$20,027	$38,138	$24,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

(unaudited)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, December 31, 2010	$141,319	$137,899	$3,420
Contributions from members	178	—	178
Net income (loss)	24,743	25,208	(465)
Distributions to Tribe	(4,581)	(4,581)	—

Balance, March 31, 2011	$161,659	$158,526	$3,133

Balance, September 30, 2010	$132,044	$129,476	$2,568
Contributions from members	1,479	—	1,479
Net income (loss)	37,224	38,138	(914)
Distributions to Tribe	(9,088)	(9,088)	—

Balance, March 31, 2011	$161,659	$158,526	$3,133

Balance, December 31, 2009	$156,538	$152,966	$3,572
Contributions from members	255	—	255
Net income (loss)	19,484	20,027	(543)
Distributions to Tribe	(11,157)	(11,157)	—

Balance, March 31, 2010	$165,120	$161,836	$3,284

Balance, September 30, 2009	$179,685	$175,855	$3,830
Contributions from members	510	—	510
Net income (loss)	23,375	24,431	(1,056)
Distributions to Tribe	(38,450)	(38,450)	—

Balance, March 31, 2010	$165,120	$161,836	$3,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended March 31, 2011	For the Six Months Ended March 31, 2010
Cash flows provided by (used in) operating activities:
Net income	$37,224	$23,375
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	45,830	48,980
Accretion of discount to the relinquishment liability	5,683	7,713
Cash paid for accretion of discount to the relinquishment liability	(6,698)	(8,963)
Amortization of debt issuance costs	3,578	3,628
Accretion of bond discount	320	244
Amortization of net deferred gain on settlement of derivative instruments	(234)	(235)
Provision for losses on receivables	979	1,648
Net loss on disposition of assets	360	310
Loss on early extinguishment of debt	—	1,584
Write-off of debt issuance costs	—	338
Changes in operating assets and liabilities:
Increase in receivables	(604)	(907)
Increase in inventories	(876)	(128)
Increase in other assets	(8,457)	(2,338)
Increase (decrease) in trade payables	846	(2,005)
Increase in other liabilities	8,180	20,481

Net cash flows provided by operating activities	86,131	93,725

Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of decrease in construction payables of $5,391 and $11,519, respectively	(22,533)	(25,822)
Proceeds from Commonwealth of Pennsylvania’s facility improvement grant	—	1,000
Issuance of third-party loans and advances	(317)	(655)
Payments received on third-party loans	123	104
Increase in restricted cash, net	(828)	(856)
Proceeds from asset sales	99	3

Net cash flows used in investing activities	(23,456)	(26,226)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	178,000	184,000
Bank Credit Facility repayments—revolving loan	(212,000)	(218,000)
Bank Credit Facility repayments—term loan	—	(147,000)
Salishan Credit Facility borrowings—revolving loan	250	1,000
Line of Credit borrowings	277,694	226,011
Line of Credit repayments	(275,899)	(235,515)
Borrowings from the Mohegan Tribe	200	—
Proceeds from issuance of Second Lien Senior Secured Notes, net of discount	—	192,468
Payments on long-term debt	(1,000)	(1,000)
Principal portion of relinquishment liability payments	(21,138)	(19,548)
Distributions to Tribe	(9,088)	(38,450)
Capitalized debt issuance costs	(8)	(8,178)
Payments on capital lease obligations	(344)	(499)
Non-controlling interest contributions	1,479	510

Net cash flows used in financing activities	(61,854)	(64,201)

Net increase in cash and cash equivalents	821	3,298
Cash and cash equivalents at beginning of period	63,897	64,664

Cash and cash equivalents at end of period	$64,718	$67,962

Supplemental disclosure:
Cash paid during the period for interest	$54,886	$43,743

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

As of March 31, 2011, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”) and MTGA Gaming, LLC (“MTGA Gaming”). MBC owns and operates the Connecticut Sun, a professional basketball team in the Women’s National Basketball Association (the “WNBA”). MBC currently owns a 3.8% membership interest in WNBA, LLC. Mohegan Golf owns and operates the Mohegan Sun Country Club at Pautipaug golf course in Southeastern Connecticut (“Mohegan Sun Country Club”).

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

In April 2011, the Authority formed Mohegan Resorts New York, LLC and Mohegan Gaming New York, LLC (the “Mohegan New York Entities”). Mohegan Resorts holds a 100% membership interest in the Mohegan New York Entities, which were formed to pursue potential gaming opportunities in the state of New York. The Mohegan New York Entities have agreed in principle to enter into a joint venture arrangement with unrelated third-party investors and developers to manage a proposed gaming facility to be located in Thompson, New York.

NOTE 2—LIQUIDITY AND FINANCIAL POSITION

The Authority has significant outstanding indebtedness and financial commitments. As of March 31, 2011, the Authority’s debt totaled $1.6 billion, of which $529.6 million was classified as current, including $493.0 million outstanding under the Authority’s Bank Credit Facility which matures on March 9, 2012. In addition, the Authority’s $250.0 million 2002 8% Senior Subordinated Notes mature on April 1, 2012, and a substantial amount of the Authority’s other outstanding indebtedness matures over the following three fiscal years. Please refer to Note 4 “Long-term Debt” for further details regarding the Authority’s debt maturities. The Authority estimates, but can provide no assurance, that cash flows from operations, combined with existing cash balances and available borrowings under the Bank Credit Facility, including any extensions or replacements thereof, will be sufficient to fund its cash requirements for scheduled interest payments on its outstanding indebtedness, relinquishment payments, planned capital expenditures, distributions to the Tribe and projected working capital needs over the next twelve months. However, the Authority does not anticipate that these funding sources will be sufficient to repay amounts outstanding under the Bank Credit Facility or the $250.0 million 2002 8% Senior Subordinated Notes at maturity. Accordingly, the Authority intends to refinance such outstanding indebtedness or otherwise access the debt capital markets to replace such outstanding indebtedness prior to their maturity in order to maintain sufficient resources for its operations. In this regard, the Authority has engaged Blackstone Advisory Partners, L.P. and Credit Suisse Securities (USA) LLC to assist in its strategic planning relating to its debt maturities and evaluation and implementation of refinancing alternatives. The Authority can provide no assurance that it will be able to refinance or replace its Bank Credit Facility or that financing options available to it, if any, will be on favorable or acceptable terms. If the Authority is unable to refinance or replace the Bank Credit Facility, it would be in default thereof, which may result in cross-defaults under its other outstanding indebtedness. If such defaults or cross-defaults were to occur, it would allow the Authority’s lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. As discussed herein, the Authority does not have sufficient funds to repay its outstanding indebtedness and its ability to otherwise refinance or replace its outstanding indebtedness is limited. If such acceleration were to occur, the Authority can provide no assurance that it would be able to obtain the financing necessary for such repayment, which would have a material adverse effect on the Authority’s financial position, results of operations and cash flows.

The Authority continues to monitor revenues, expenditures and borrowings under its Bank Credit Facility to ensure continued compliance with its financial covenant requirements. While the Authority anticipates that it will remain in compliance with all covenant requirements under the Bank Credit Facility, it may need to increase revenues or offset any future declines in revenues by implementing further cost containment and other initiatives in order to maintain compliance with its financial covenant requirements. If the Authority is unable to satisfy its financial covenant requirements, it would need to obtain waivers or amendments under the Bank Credit Facility; however, the Authority can provide no assurance that it would be able to obtain such waivers or amendments. If the Authority is unable to obtain such waivers or amendments, it would be in default under the Bank Credit Facility, which may result in cross-defaults under its other outstanding indebtedness as discussed above.

As of March 31, 2011, the Authority’s fixed charge coverage ratio, as defined under its senior and senior subordinated note indentures, was below 2.0 to 1.0. While the Authority’s fixed charge coverage ratio remains below 2.0 to 1.0, it is unable to refinance its outstanding subordinated indebtedness with senior indebtedness without waivers or consents from certain of its creditors, thus limiting the options available to the Authority to refinance or replace its outstanding indebtedness. The Authority can provide no assurance that it will be able to obtain such waivers or consents or that it will be able to refinance or replace its outstanding indebtedness or that financing options available to it, if any, will be on favorable or acceptable terms.

NOTE 3—BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In management’s opinion, all adjustments, including normal recurring accruals and adjustments, necessary for a fair statement of the Authority’s operating results for the interim period, have been included. The Authority’s operating results for the three months and six months ended March 31, 2011 are not necessarily indicative of results for the fiscal year ending September 30, 2011.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. In addition, certain amounts in the accompanying 2010 condensed consolidated financial statements have been reclassified to conform to 2011 presentation.

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

The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes approximates fair value. The estimated fair value of the Authority’s financing facilities and notes were as follows (in thousands):

	March 31, 2011
	Carrying Value	Fair Value
Bank Credit Facility	$493,000	$475,745
2009 11 1/2% Second Lien Senior Secured Notes	$193,335	$202,626
2005 6 1/8% Senior Unsecured Notes	$250,000	$226,408
2001 8 3/8% Senior Subordinated Notes	$2,010	$1,823
2002 8% Senior Subordinated Notes	$250,000	$226,720
2004 7 1/8% Senior Subordinated Notes	$225,000	$171,704
2005 6 7/8% Senior Subordinated Notes	$150,000	$110,345

The estimated fair values of the Authority’s financing facilities and notes were based on quoted market prices or prices of similar instruments on or about March 31, 2011.

Severance

In September 2010, the Authority implemented cost containment initiatives in an effort to better align operating costs with market and business conditions, including a workforce reduction in Uncasville, Connecticut. The costs associated with related post-employment severance benefits were expensed at the time the termination was communicated to the employees. Severance for the three months and six months ended March 31, 2011 resulted from adjustments to the initial estimates utilized under the workforce reduction plan. Cash payments commenced in September 2010 and are anticipated to be completed in March 2012. The Authority does not anticipate incurring any additional severance charges in connection with this workforce reduction, other than charges that may arise from adjustments to the initial estimates utilized under the plan. The following table presents a reconciliation of the related severance liability by business segment (in thousands):

	Mohegan Sun	Corporate	Total
Balance, December 31, 2010	$5,024	$27	$5,051
Adjustments	(267)	1	(266)
Cash payments	(3,139)	(19)	(3,158)

Balance, March 31, 2011	$1,618	$9	$1,627

Balance, September 30, 2010	$9,801	$35	$9,836
Adjustments	253	2	255
Cash payments	(8,436)	(28)	(8,464)

Balance, March 31, 2011	$1,618	$9	$1,627

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

The following table presents a reconciliation of long-term receivables and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates (1)	Tenants	Total
Balance, December 31, 2010	$44,106	$1,474	$45,580
Additions:
Issuance of affiliate advances and tenant loans	797	—	797
Deductions:
Payments received	—	(62)	(62)

Balance, March 31, 2011	$44,903	$1,412	$46,315

Balance, September 30, 2010	$43,205	$2,468	$45,673
Additions:
Issuance of affiliate advances and tenant loans	1,698	—	1,698
Deductions:
Payments received	—	(123)	(123)
Other	—	(933)	(933)

Balance, March 31, 2011	$44,903	$1,412	$46,315

(1)	Includes interest receivable of $17.2 million, $16.5 million and $15.8 million as of March 31, 2011, December 31, 2010 and September 30, 2010, respectively. The WTG receivables no longer accrue interest pursuant to a release and reimbursement agreement entered into in September 2010.

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Tenants	Total
Balance, December 31, 2010	$19,481	$95	$19,576
Additions:
Charges to bad debt expense	235	—	235
Deductions:
Adjustments	—	(10)	(10)

Balance, March 31, 2011	$19,716	$85	$19,801

Balance, September 30, 2010	$19,215	$149	$19,364
Additions:
Charges to bad debt expense	501	—	501
Deductions:
Adjustments	—	(64)	(64)

Balance, March 31, 2011	$19,716	$85	$19,801

New Accounting Standards

In July 2010, the FASB issued guidance pertaining to disclosures about the credit quality of financing receivables and allowance for credit losses. The new guidance is effective for interim and annual periods ending on or after December 15, 2010. The Authority adopted this guidance in its first quarter of fiscal 2011, and its adoption did not impact the Authority’s financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance pertaining to the elimination of the concept of a qualifying special purpose entity. The new guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying the enterprise that has the power to direct the activities of the variable interest entity and the obligation to absorb losses or the right to receive benefits of the variable interest entity. Additionally, the new guidance provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The new guidance is effective for annual periods beginning on or after November 15, 2009. The Authority adopted this guidance in its first quarter of fiscal 2011, and its adoption did not impact the Authority’s financial position, results of operations or cash flows.

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

In January 2010, the FASB issued amended guidance pertaining to fair value measurements and disclosures. The amended guidance requires additional disclosures about significant unobservable inputs and transfers within Level 1 and 2 measurements. This guidance is effective for interim and annual periods beginning on or after December 15, 2009. The Authority adopted this guidance in its first quarter of fiscal 2010, and its adoption did not impact the Authority’s financial position, results of operations or cash flows. The amended guidance also requires enhanced disclosure of activities within Level 3 fair value measurements. Those disclosures are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2010. The Authority does not expect this adoption to impact its financial position, results of operations or cash flows.

NOTE 4—LONG-TERM DEBT:

Long-term debt consisted of the following (in thousands):

	March 31, 2011	September 30, 2010
Bank Credit Facility, due March 2012	$493,000	$527,000
2009 11 1/2% Second Lien Senior Secured Notes, due November 2017, net of discount of $6,665 and $6,986, respectively	193,335	193,014
2005 6 1/8% Senior Unsecured Notes, due February 2013	250,000	250,000
2001 8 3/8% Senior Subordinated Notes, due July 2011	2,010	2,010
2002 8% Senior Subordinated Notes, due April 2012	250,000	250,000
2004 7 1/8% Senior Subordinated Notes, due August 2014	225,000	225,000
2005 6 7/8% Senior Subordinated Notes, due February 2015	150,000	150,000
Line of Credit, due June 2011	9,181	7,387
Salishan Credit Facility, due July 2011	15,250	15,000
Mohegan Tribe Promissory Note, due July 2011	10,000	10,000
Mohegan Tribe Credit Facility, due July 2011	200	—
WNBA Promissory Note	—	1,000

Subtotal	1,597,976	1,630,411
Plus: net deferred gain on derivative instruments sold	874	1,108

Long-term debt, excluding capital leases	1,598,850	1,631,519
Less: current portion of long-term debt	(529,641)	(35,397)

Long-term debt, net of current portion	$1,069,209	$1,596,122

Bank Credit Facility

In October 2009, the Authority entered into an amendment to the terms of its Bank Credit Facility. The Bank Credit Facility provides for a revolving loan and letter of credit borrowing capacity of up to $675.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The Bank Credit Facility has no mandatory amortization provision and is payable in full on the maturity date, March 9, 2012. As of March 31, 2011, $493.0 million was drawn on the Bank Credit Facility. As of March 31, 2011, letters of credit issued under the Bank Credit Facility totaled $3.2 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, and after taking into account restrictive financial covenant requirements under the Bank Credit Facility and the Authority’s Line of Credit and note indentures, the Authority had approximately $47.0 million of borrowing capacity under the Bank Credit Facility as of March 31, 2011.

Under the Bank Credit Facility, at the Authority’s option, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar Rate, plus in either case, an Applicable Rate based on the Authority’s total leverage ratio, as each term is defined under the Bank Credit Facility. The Authority also pays commitment fees for the unused portion of borrowing capacity under the Bank Credit Facility on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused borrowing capacity for that calendar quarter. The Applicable Rate for Base Rate loans is between 1.25% and 2.75%. The Applicable Rate for Eurodollar Rate loans is between 2.50% and 4.00%. The Applicable Rate for commitment fees is between 0.20% and 0.50%. The Base Rate is the higher of Bank of America’s announced Prime Rate, the Eurodollar Rate for one-month contracts plus 1.25% or the Federal Funds Rate plus 0.50%. Interest on Base Rate loans is payable quarterly in arrears. Interest on Eurodollar Rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of March 31, 2011, the Authority had $5.0 million in Base Rate loans and $488.0 million in Eurodollar Rate loans outstanding. The Base Rate loans outstanding at March 31, 2011 were based on Bank of America’s Prime Rate of 3.25% plus an Applicable Rate of 2.75%. The Eurodollar Rate loans outstanding at March 31, 2011 were based on a one-month Eurodollar Rate of 0.25% plus an Applicable Rate of 4.0%. The Applicable Rate for commitment fees was 0.50% as of March 31, 2011. As of March 31, 2011 and September 30, 2010, accrued interest, including commitment fees, on the Bank Credit Facility was $977,000 and $780,000, respectively.

The Bank Credit Facility is collateralized by a first priority lien on substantially all of the Authority’s assets, including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land and improvements that comprise Mohegan Sun. The Authority also is required to pledge additional assets as collateral for the Bank Credit Facility as it or its existing and future guarantor subsidiaries acquire them. The Authority’s obligations under the Bank Credit Facility are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The Bank Credit Facility includes non-financial covenant requirements of the types customarily found in loan agreements for similar transactions. The Bank Credit Facility also subjects the Authority to a number of restrictive financial covenant requirements. These financial covenant requirements relate to, among other things, a minimum fixed charge coverage ratio, maximum total leverage and senior leverage ratios and maximum capital expenditures.

The Authority continues to monitor revenues, expenditures and borrowings under its Bank Credit Facility to ensure continued compliance with its financial covenant requirements. While the Authority anticipates that it will remain in compliance with all covenant requirements under the Bank Credit Facility, it may need to increase revenues or offset any future declines in revenues by implementing further cost containment and other initiatives in order to maintain compliance with its financial covenant requirements. If the Authority is unable to satisfy its financial covenant requirements, it would need to obtain waivers or amendments under the Bank Credit Facility; however, the Authority can provide no assurance that it would be able to obtain such waivers or amendments. If the Authority is unable to obtain such waivers or amendments, it would be in default under the Bank Credit Facility, which may result in cross-defaults under its other outstanding indebtedness. If such defaults or cross-defaults were to occur, it would allow the Authority’s lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. The Authority does not have sufficient funds to repay its outstanding indebtedness and its ability to otherwise refinance or replace its outstanding indebtedness is limited. As a result, if such acceleration were to occur, the Authority can provide no assurance that it would be able to obtain the financing necessary for such repayment.

As of March 31, 2011, the Authority and the Tribe were in compliance with all respective covenant requirements under the Bank Credit Facility.

Senior Notes

2009 11 1/2% Second Lien Senior Secured Notes

In October 2009, the Authority issued $200.0 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.50% per annum (the “2009 Second Lien Senior Secured Notes”). The 2009 Second Lien Senior Secured Notes were issued at a price of 96.234% of par, to yield an effective interest rate of 12.25% per annum. The net proceeds from this financing were used to repay a then-existing term loan and revolving loans under the Bank Credit Facility, as well as to pay related transaction costs and expenses associated with the issuance. The 2009 Second Lien Senior Secured Notes mature on November 1, 2017. The first call date for the 2009 Second Lien Senior Secured Notes is November 1, 2013. Interest on the 2009 Second Lien Senior Secured Notes is payable semi-annually on May 1st and November 1st. The 2009 Second Lien Senior Secured Notes are collateralized by a second priority lien on substantially all of the Authority’s and its existing and future guarantor subsidiaries’ properties and assets, and are effectively subordinated to all of the Authority’s and its existing and future guarantor subsidiaries’ first priority lien secured indebtedness, including borrowings under the Bank

Credit Facility, to the extent of the value of the collateral securing such indebtedness. The 2009 Second Lien Senior Secured Notes rank equally in right of payment with all of the Authority’s and its existing and future guarantor subsidiaries’ senior indebtedness and Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing, but, to the extent of the value of the collateral securing such indebtedness, rank effectively senior to all of the Authority’s and its existing and future guarantor subsidiaries’ unsecured senior indebtedness, including the 2005 6 1/8% Senior Unsecured Notes and Senior and Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2009 Second Lien Senior Secured Notes rank senior to all of the Authority’s and its existing and future guarantor subsidiaries’ subordinated indebtedness, including the 2001 8 3/8% Senior Subordinated Notes, 2002 8% Senior Subordinated Notes, 2004 7 1/8% Senior Subordinated Notes and 2005 6 7/8% Senior Subordinated Notes. As of March 31, 2011 and September 30, 2010, accrued interest on the 2009 Second Lien Senior Secured Notes was $9.6 million.

The 2009 Second Lien Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a second priority lien senior secured basis, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. Refer to Note 9 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities.

The 2009 Second Lien Senior Secured Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

2005 6 1/8% Senior Unsecured Notes

In February 2005, the Authority issued $250.0 million Senior Unsecured Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Unsecured Notes”). The 2005 Senior Unsecured Notes mature on February 15, 2013. The first call date for the 2005 Senior Unsecured Notes was February 15, 2009. Interest on the 2005 Senior Unsecured Notes is payable semi-annually on February 15th and August 15th. The 2005 Senior Unsecured Notes are uncollateralized general obligations of the Authority, and are effectively subordinated to all of the Authority’s and its existing and future guarantor subsidiaries’ senior secured indebtedness, including borrowings under the Bank Credit Facility and 2009 Second Lien Senior Secured Notes, to the extent of the value of the collateral securing such debt. The 2005 Senior Unsecured Notes rank equally in right of payment with the 2009 Second Lien Senior Secured Notes and Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Unsecured Notes rank senior to Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing and all of the Authority’s and its existing and future guarantor subsidiaries’ subordinated indebtedness, including the 2001 8 3/8% Senior Subordinated Notes, 2002 8% Senior Subordinated Notes, 2004 7 1/8% Senior Subordinated Notes and 2005 6 7/8% Senior Subordinated Notes. As of March 31, 2011 and September 30, 2010, accrued interest on the 2005 Senior Unsecured Notes was $1.9 million.

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

In August 2004, the Authority completed a cash tender offer and consent solicitation and repurchase of $133.7 million aggregate principal amount of the 2001 Senior Subordinated Notes. In connection with this tender offer, the Authority solicited and received requisite consents, which substantially eliminated all of the covenant requirements thereunder.

In March 2009, the Authority repurchased an additional $14.3 million aggregate principal amount of the 2001 Senior Subordinated Notes. An aggregate principal amount of approximately $2.0 million of the 2001 Senior Subordinated Notes remains outstanding as of March 31, 2011. As of March 31, 2011 and September 30, 2010, accrued interest on the 2001 Senior Subordinated Notes was $42,000.

The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire the outstanding 2001 Senior Subordinated Notes or other indebtedness for cash in open market purchases, privately negotiated transactions or otherwise, to reduce the amount of the Authority’s outstanding indebtedness. Any such transaction will depend on prevailing market conditions and the Authority’s liquidity and covenant requirement restrictions, among other factors.

2002 8% Senior Subordinated Notes

In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.000% per annum (the “2002 Senior Subordinated Notes”). The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes was April 1, 2007. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1st and October 1st. As of March 31, 2011 and September 30, 2010, accrued interest on the 2002 Senior Subordinated Notes was $10.0 million.

2004 7 1/8% Senior Subordinated Notes

In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes was August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. As of March 31, 2011 and September 30, 2010, accrued interest on the 2004 Senior Subordinated Notes was $2.0 million.

2005 6 7/8% Senior Subordinated Notes

In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes was February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. As of March 31, 2011 and September 30, 2010, accrued interest on the 2005 Senior Subordinated Notes was $1.3 million.

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

The senior and senior subordinated note indentures contain certain non-financial and financial covenant requirements with which the Authority and the Tribe must comply. The non-financial covenant requirements include, among other things, reporting obligations, compliance with laws and regulations, maintenance of licenses and insurances and continued existence of the Authority. The financial covenant requirements include, among other things, limitations on the Authority’s ability to make restricted payments, as defined under the note indentures, and incur additional indebtedness. Under these financial covenant requirements, the Authority is generally able to make restricted payments, including distributions to the Tribe, and incur additional indebtedness that otherwise may be restricted, provided the Authority’s fixed charge coverage ratio is at least 2.0 to 1.0. At any time the Authority’s fixed charge coverage ratio falls below 2.0 to 1.0, its ability to make restricted payments and incur additional indebtedness is limited and subject to other applicable exceptions under the note indentures. As of March 31, 2011, the Authority’s fixed charge coverage ratio was below 2.0 to 1.0. Accordingly, the Authority’s ability to make restricted payments, including distributions to the Tribe, is limited. Additionally, while the Authority may continue to borrow under the Bank Credit Facility pursuant to exceptions contained in the note indentures, its ability to incur other additional indebtedness to raise capital also is limited. Further, while the Authority’s fixed charge coverage ratio remains below 2.0 to 1.0, the Authority is unable to refinance or replace its outstanding subordinated indebtedness with senior indebtedness without waivers or consents from certain of its creditors, thus limiting the options available to the Authority to refinance or replace its outstanding indebtedness. The Authority can provide no assurance that it will be able to obtain such waivers or consents or that it will be able to refinance or replace its outstanding indebtedness or that financing options available to it, if any, will be on favorable or acceptable terms.

As of March 31, 2011, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.

Line of Credit

As of March 31, 2011, the Authority had an $18.0 million revolving loan agreement with Bank of America, N.A. (the “Line of Credit”). The Line of Credit matures on June 10, 2011. Under the Line of Credit, at the Authority’s option, each advance accrues interest on the basis of a one-month Eurodollar Rate or Prime Rate, plus in either case, an Applicable Rate based on the Authority’s total leverage ratio, as each term is defined under the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations. As of March 31, 2011, the Authority had $9.2 million in Eurodollar Rate loans outstanding, which were based on a one-month Eurodollar Rate of 0.26% plus an Applicable Rate of 3.5%. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least the Line of Credit commitment amount available for borrowing under the Bank Credit Facility. As of March 31, 2011, the Authority was in compliance with all covenant requirements under the Line of Credit and had $8.8 million of borrowing capacity thereunder. The Authority has commenced discussions with Bank of America, N.A. to extend the maturity date of the Line of Credit; however, it can provide no assurance of the terms of such extension or whether such extension will be granted.

Salishan-Mohegan Bank Credit Facility

As of March 31, 2011, Salishan-Mohegan had a fully drawn $15.25 million revolving loan agreement with Bank of America, N.A. (the “Salishan Credit Facility”). In April 2011, Salishan-Mohegan entered into an amendment to the terms of the Salishan Credit Facility to extend the maturity date to July 18, 2011. Under the Salishan Credit Facility, at the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar Rate, plus in either case, an Applicable Rate, as defined under the Salishan Credit Facility. The Applicable Rate is 2.50% for Base Rate loans and 3.50% for Eurodollar Rate loans. The Base Rate is the higher of Bank of America’s announced Prime Rate or the Federal Funds Rate plus 0.50%. The Salishan Credit Facility has no mandatory amortization provision and is payable in full at maturity. The Salishan Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan Credit Facility also are guaranteed by the Tribe. The Salishan Credit Facility subjects Salishan-Mohegan to certain non-financial and financial covenant requirements customarily found in loan agreements for similar transactions. As of March 31, 2011, Salishan-Mohegan was in compliance with all respective covenant requirements under the Salishan Credit Facility. The Authority has commenced discussions with Bank of America, N.A. to extend the maturity date of the Salishan Credit Facility; however, it can provide no assurance of the terms of such extension or whether such extension will be granted.

As of March 31, 2011, Salishan-Mohegan had $15.25 million in Eurodollar Rate loans and no Base Rate loan outstanding. The Eurodollar Rate loans outstanding at March 31, 2011 were based on a one-month Eurodollar Rate of 0.25% plus an Applicable Rate of 3.50%. As of March 31, 2011 and September 30, 2010, accrued interest on the Salishan Credit Facility was $22,000 and $2,000, respectively.

Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “Mohegan Tribe Promissory Note”), which was used to repay revolving loans under the Salishan Credit Facility. In April 2011, Salishan-Mohegan entered into an amendment to the terms of the Mohegan Tribe Promissory Note to extend the maturity date thereof to July 18, 2011. The Mohegan Tribe Promissory Note accrues interest at an annual rate of 15.0%. Under the terms of the Mohegan Tribe Promissory Note, as amended, accrued interest from November 2009 through October 2010 was paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity; and from November 2010 through maturity, all accrued interest under the Mohegan Tribe Promissory Note is payable at maturity. The Authority has commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe Promissory Note; however, it can provide no assurance of the terms of such extension or whether such extension will be granted. As of March 31, 2011 and September 30, 2010, accrued interest on the Mohegan Tribe Promissory Note was $1.9 million and $1.2 million, respectively.

Mohegan Tribe Credit Facility

On February 16, 2011, the Tribe agreed to lend Salishan-Mohegan up to $300,000 to fund its working capital requirements pursuant to a revolving commercial promissory note (the “Mohegan Tribe Credit Facility”). In April 2011, Salishan-Mohegan entered into an amendment to the terms of the Mohegan Tribe Credit Facility to increase the borrowing capacity to $1.0 million and extend the maturity date thereof to July 18, 2011. The Mohegan Tribe Credit Facility accrues interest at an annual rate of 15.0% payable at maturity. The Authority has commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe Credit Facility; however, it can provide no assurance of the terms of such extension or whether such extension will be granted. As of March 31, 2011, Salishan-Mohegan had $200,000 drawn on the Mohegan Tribe Credit Facility. As of March 31, 2011, accrued interest on the Mohegan Tribe Credit Facility was $3,000.

NOTE 5—RELATED PARTY TRANSACTIONS:

Distributions to the Tribe totaled $4.6 million and $11.2 million for the three months ended March 31, 2011 and 2010, respectively, and $9.1 million and $38.5 million for the six months ended March 31, 2011 and 2010, respectively.

The Tribe provides governmental and certain administrative services to the Authority in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services of $6.8 million and $7.0 million for the three months ended March 31, 2011 and 2010, respectively, and $13.7 million and $14.0 million for the six months ended March 31, 2011 and 2010, respectively.

The Authority purchases the majority of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities of $5.8 million and $6.2 million for the three months ended March 31, 2011 and 2010, respectively, and $11.0 million and $12.6 million for the six months ended March 31, 2011 and 2010, respectively.

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, which was used to repay revolving loans under the Salishan Credit Facility. In April 2010, Salishan-Mohegan entered into an amendment to the terms of the Mohegan Tribe Promissory Note to extend the maturity date thereof to July 18, 2011. The Mohegan Tribe Promissory Note accrues interest at an annual rate of 15.0%. Under the terms of the Mohegan Tribe Promissory Note, as amended, accrued interest from November 2009 through October 2010 was paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity; and from November 2010 through maturity, all accrued interest under the Mohegan Tribe Promissory Note is payable at maturity. The Authority incurred interest expense associated with the Mohegan Tribe Promissory Note of $370,000 for each of the three months ended March 31, 2011 and 2010 and $748,000 and $744,000 for the six months ended March 31, 2011 and 2010, respectively.

On February 16, 2011, the Tribe agreed to lend Salishan-Mohegan up to $300,000 to fund its working capital requirements pursuant to a revolving commercial promissory note. In April 2011, Salishan-Mohegan entered into an amendment to the terms of the Mohegan Tribe credit facility to increase the borrowing capacity to $1.0 million and extend the maturity date thereof to July 18, 2011. The Mohegan Tribe credit facility accrues interest at an annual rate of 15.0% payable at maturity. As of March 31, 2011, Salishan-Mohegan had $200,000 drawn on the Mohegan Tribe Credit Facility. The Authority incurred interest expense associated with the Mohegan Tribe Credit Facility of $3,000 for the three months ended March 31, 2011.

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

The Authority previously leased a building located adjacent to Mohegan Sun from the Tribe. In September 2010, The Tribe contributed the building to the Authority. The Authority expensed $12,000 and $24,000 relating to this lease for the three months and six months ended March 31, 2010.

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

The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $45.5 million and $46.8 million for the three months ended March 31, 2011 and 2010, respectively, and $88.6 million and $92.1 million for the six months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and September 30, 2010, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $16.1 million and $14.8 million, respectively.

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

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $32.3 million and $31.6 million for the three months ended March 31, 2011 and 2010, respectively, and $63.1 million and $61.9 million for the six months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and September 30, 2010, outstanding Pennsylvania Slot Machine Tax payments totaled $1.9 million and $4.6 million, respectively.

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

The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.6 million and $3.2 million for the three months and six months ended March 31, 2011, respectively. As of March 31, 2011 and September 30, 2010, outstanding Pennsylvania Table Game Tax payments totaled $196,000 and $167,000, respectively.

Pennsylvania Regulatory Fee

Slot machine licensees in the Commonwealth of Pennsylvania are required to reimburse state gaming regulatory agencies for various administrative and operating expenses (“Pennsylvania Regulatory Fee”). The assessment rate of the Pennsylvania Regulatory Fee is yet to be finalized by the PGCB. Downs Racing is currently recording expenses associated with the Pennsylvania Regulatory Fee at a rate of 1.5% of gross revenues from slot machines and table games. This rate has been approved by the PGCB for its fiscal year ending June 30, 2011.

The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $1.2 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively, and $2.4 million and $1.9 million for the six months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and September 30, 2010, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $94,000 and $87,000, respectively.

In addition, the PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in Pennsylvania, which are to be repaid by future slot machine licensees. The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which also are to be repaid by licensees. Repayment of the initial loans will commence when all 14 approved gaming facilities are opened in Pennsylvania, and repayment of the subsequent loans will commence when at least 11 approved gaming facilities are opened. Each licensee’s share of these loans will be proportionally allocated based on its respective share of gross revenues from slot machines. Currently, 10 of the 14 approved gaming facilities have commenced operations. The PGCB is required by statute to establish a repayment schedule for the subsequent loans no later than June 30, 2011. This repayment schedule will establish a methodology to determine each licensee’s share of the subsequent loans, as well as the commencement date for repayment, repayment period and frequency of payments. As of March 31, 2011, the Authority has concluded that these loan repayment contingencies are probable but not reasonably estimable since the PGCB has not yet established a repayment schedule for either the initial loans or the subsequent loans and, as such, the Authority has not recorded related reserves for these repayments.

Horsemen’s Agreement

Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Entities through December 31, 2014. As of March 31, 2011 and September 30, 2010, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $9.7 million and $9.1 million, respectively.

Priority Distribution Agreement

In August 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which stipulates that the Authority must make monthly payments to the Tribe to the extent of the Authority’s Net Cash Flow, as defined under the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate priority distribution payments in each calendar year to $14.0 million, as adjusted annually in accordance with a formula specified in the Priority Distribution Agreement to reflect the effects of inflation. Payments under the Priority Distribution Agreement: (1) do not reduce the Authority’s obligations to reimburse the Tribe for governmental and administrative services provided by the Tribe or to make payments under any other agreements with the Tribe; (2) are limited obligations of the Authority and are payable only to the extent of the Authority’s Net Cash Flow, as defined under the Priority Distribution Agreement; and (3) are not secured by a lien or encumbrance on any of the Authority’s assets or properties.

The Authority reflected payments associated with the Priority Distribution Agreement totaling $4.6 million and $4.5 million for the three months ended March 31, 2011 and 2010, respectively, and $9.1 million and $9.0 million for the six months ended March 31, 2011 and 2010, respectively.

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

As of March 31, 2011 and September 30, 2010, the carrying amount of the relinquishment liability was $208.6 million and $230.7 million, respectively. The decrease in the relinquishment liability during the six months ended March 31, 2011 was due to $27.8 million in relinquishment payments. This reduction in the liability was offset by $5.7 million representing the accretion of discount to the relinquishment liability.

Relinquishment payments consisted of the following (in millions):

	For the Six Months Ended March 31,
	2011	2010
Principal	$21.1	$19.5
Accretion of discount	6.7	9.0

Total	$27.8	$28.5

The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of March 31, 2011 and September 30, 2010, relinquishment payments earned but unpaid were $13.3 million and $14.9 million, respectively.

NOTE 8—SEGMENT REPORTING:

As of March 31, 2011, the Authority owns and operates Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club (collectively, the “Connecticut Entities”), and the Pennsylvania Entities. All of the Authority’s revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority’s executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Entities and the Pennsylvania Entities on a separate basis. The Authority, therefore, believes that it has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Entities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania Entities. The following tables provide financial information related to each segment (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010
Net revenues:
Mohegan Sun	$274,165	$290,079	$537,995	$572,170
Mohegan Sun at Pocono Downs	73,779	62,216	145,554	121,936

Total	347,944	352,295	683,549	694,106
Income (loss) from operations:
Mohegan Sun	53,247	52,364	95,791	92,286
Mohegan Sun at Pocono Downs	7,594	3,891	13,913	6,148
Corporate	(3,813)	(4,068)	(8,392)	(8,417)

Total	57,028	52,187	101,312	90,017
Accretion of discount to the relinquishment liability	(2,841)	(3,857)	(5,683)	(7,713)
Interest income	618	620	1,398	1,352
Interest expense, net of capitalized interest	(29,713)	(29,319)	(59,459)	(57,868)
Loss on early extinguishment of debt	—	—	—	(1,584)
Write-off of debt issuance costs	—	—	—	(338)
Other expense, net	(349)	(147)	(344)	(491)

Net income	24,743	19,484	37,224	23,375
Loss attributable to non-controlling interests	465	543	914	1,056

Net income attributable to Mohegan Tribal Gaming Authority	$25,208	$20,027	$38,138	$24,431

	For the Six Months Ended March 31,
	2011	2010
Capital expenditures incurred:
Mohegan Sun	$14,096	$11,514
Mohegan Sun at Pocono Downs	3,046	2,789

Total	$17,142	$14,303

	March 31, 2011	September 30, 2010
Total assets:
Mohegan Sun	$1,512,569	$1,532,842
Mohegan Sun at Pocono Downs	591,609	599,702
Corporate	74,156	68,079

Total	$2,178,334	$2,200,623

NOTE 9—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of March 31, 2011, substantially all of the Authority’s outstanding debt, including its Bank Credit Facility, 2009 Second Lien Senior Secured Notes, 2005 Senior Unsecured Notes, 2002 Senior Subordinated Notes, 2004 Senior Subordinated Notes and 2005 Senior Subordinated Notes, is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG. The 2001 Senior Subordinated Notes are fully and unconditionally guaranteed by MBC. In September 2010, Mohegan Ventures, LLC, a subsidiary of the Tribe, surrendered its membership interest in WTG to MVW. Accordingly, MVW now holds 100% membership interest in WTG. Separate financial statements and other disclosures concerning MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG are not presented below because the Authority believes that the summarized financial information provided below and in Note 8 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor entities as of March 31, 2011 and September 30, 2010 and for the three months and six months ended March 31, 2011 and 2010 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2011
	Authority	100% Owned Guarantor Subsidiary-MBC	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non-Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,274,260	$78	$249,914	$249,992	$19,951	$—	$1,544,203
Intercompany receivables	503,477	—	12,575	12,575	—	(516,052)	—
Investment in subsidiaries	87,952	—	3,009	3,009	—	(90,961)	—
Other intangible assets, net	120,793	3,995	281,755	285,750	—	—	406,543
Other assets, net	129,166	231	71,786	72,017	26,405	—	227,588

Total assets	$2,115,648	$4,304	$619,039	$623,343	$46,356	$(607,013)	$2,178,334

LIABILITIES AND CAPITAL
Current liabilities	$741,901	$1,322	$30,906	$32,228	$17,441	$—	$791,570
Due to Mohegan Tribe	—	—	—	—	10,200	—	10,200
Long-term debt and capital leases, net of current portions	1,074,202	—	—	—	—	—	1,074,202
Relinquishment liability, net of current portion	140,369	—	—	—	—	—	140,369
Intercompany payables	—	—	503,477	503,477	12,575	(516,052)	—
Other long-term liabilities	334	—	—	—	—	—	334

Total liabilities	1,956,806	1,322	534,383	535,705	40,216	(516,052)	2,016,675
Mohegan Tribal Gaming Authority capital	158,842	2,982	84,656	87,638	6,140	(94,094)	158,526
Non-controlling interests	—	—	—	—	—	3,133	3,133

Total liabilities and capital	$2,115,648	$4,304	$619,039	$623,343	$46,356	$(607,013)	$2,178,334

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG.
(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	September 30, 2010
	Authority	100% Owned Guarantor Subsidiary-MBC	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non-Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,298,112	$65	$255,025	$255,090	$19,951	$—	$1,573,153
Intercompany receivables	492,653	—	12,238	12,238	—	(504,891)	—
Investment in subsidiaries	101,966	—	2,473	2,473	—	(104,439)	—
Other intangible assets, net	120,850	4,086	281,811	285,897	—	—	406,747
Other assets, net	124,333	321	72,109	72,430	23,960	—	220,723

Total assets	$2,137,914	$4,472	$623,656	$628,128	$43,911	$(609,330)	$2,200,623

LIABILITIES AND CAPITAL
Current liabilities	$244,591	$1,731	$32,093	$33,824	$16,633	$—	$295,048
Due to Mohegan Tribe	—	—	—	—	10,000	—	10,000
Long-term debt and capital leases, net of current portions	1,601,471	—	—	—	—	—	1,601,471
Relinquishment liability, net of current portion	161,692	—	—	—	—	—	161,692
Intercompany payables	—	—	492,653	492,653	12,238	(504,891)	—
Other long-term liabilities	368	—	—	—	—	—	368

Total liabilities	2,008,122	1,731	524,746	526,477	38,871	(504,891)	2,068,579
Mohegan Tribal Gaming Authority capital	129,792	2,741	98,910	101,651	5,040	(107,007)	129,476
Non-controlling interests	—	—	—	—	—	2,568	2,568

Total liabilities and capital	$2,137,914	$4,472	$623,656	$628,128	$43,911	$(609,330)	$2,200,623

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG.
(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)

	For the Three Months Ended March 31, 2011
	Authority	100% Owned Guarantor Subsidiary-MBC	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non-Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$274,165	$2	$73,779	$73,781	$—	$(2)	$347,944
Operating costs and expenses:
Gaming and other operations	162,558	397	53,715	54,112	—	(2)	216,668
Advertising, general and administrative	43,548	212	7,307	7,519	832	—	51,899
Depreciation and amortization	17,221	48	5,346	5,394	—	—	22,615
Severance	(266)	—	—	—	—	—	(266)

Total operating costs and expenses	223,061	657	66,368	67,025	832	(2)	290,916

Income (loss) from operations	51,104	(655)	7,411	6,756	(832)	—	57,028
Accretion of discount to the relinquishment liability	(2,841)	—	—	—	—	—	(2,841)
Interest expense, net of capitalized interest	(15,495)	(1)	(13,699)	(13,700)	(681)	163	(29,713)
Loss on interests in subsidiaries	(7,228)	—	(454)	(454)	—	7,682	—
Other income (expense), net	(332)	—	170	170	594	(163)	269

Net income (loss)	25,208	(656)	(6,572)	(7,228)	(919)	7,682	24,743
Loss attributable to non-controlling interests	—	—	—	—	—	465	465

Net income (loss) attributable to Mohegan Tribal Gaming Authority	$25,208	$(656)	$(6,572)	$(7,228)	$(919)	$8,147	$25,208

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG.
(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Three Months Ended March 31, 2010
	Authority	100% Owned Guarantor Subsidiary-MBC	Other 100% Owned Guarantor Subsidiaries (1)	Non 100% Owned Guarantor Subsidiary-WTG	Total Guarantor Subsidiaries	Total Non-Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$290,076	$6	$62,217	$—	$62,223	$—	$(4)	$352,295
Operating costs and expenses:
Gaming and other operations	175,715	324	46,173	—	46,497	—	(4)	222,208
Advertising, general and administrative	45,999	280	6,680	3	6,963	903	—	53,865
Depreciation and amortization	18,065	63	5,421	—	5,484	—	—	23,549
Pre-opening	—	—	486	—	486	—	—	486

Total operating costs and expenses	239,779	667	58,760	3	59,430	903	(4)	300,108

Income (loss) from operations	50,297	(661)	3,457	(3)	2,793	(903)	—	52,187
Accretion of discount to the relinquishment liability	(3,857)	—	—	—	—	—	—	(3,857)
Interest expense, net of capitalized interest	(16,295)	(6)	(12,509)	(206)	(12,721)	(664)	361	(29,319)
Loss on interests in subsidiaries	(10,020)	—	(494)	—	(494)	—	10,514	—
Other income (expense), net	(98)	—	371	—	371	561	(361)	473

Net income (loss)	20,027	(667)	(9,175)	(209)	(10,051)	(1,006)	10,514	19,484
Loss attributable to non-controlling interests	—	—	31	—	31	—	512	543

Net income (loss) attributable to Mohegan Tribal Gaming Authority	$20,027	$(667)	$(9,144)	$(209)	$(10,020)	$(1,006)	$11,026	$20,027

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW and MTGA Gaming.
(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Six Months Ended March 31, 2011
	Authority	100% Owned Guarantor Subsidiary-MBC	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non-Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$537,986	$12	$145,554	$145,566	$—	$(3)	$683,549
Operating costs and expenses:
Gaming and other operations	322,619	721	106,086	106,807	—	(3)	429,423
Advertising, general and administrative	89,391	398	15,195	15,593	1,745	—	106,729
Depreciation and amortization	34,979	95	10,756	10,851	—	—	45,830
Severance	255	—	—	—	—	—	255

Total operating costs and expenses	447,244	1,214	132,037	133,251	1,745	(3)	582,237

Income (loss) from operations	90,742	(1,202)	13,517	12,315	(1,745)	—	101,312
Accretion of discount to the relinquishment liability	(5,683)	—	—	—	—	—	(5,683)
Interest expense, net of capitalized interest	(31,179)	(6)	(27,225)	(27,231)	(1,374)	325	(59,459)
Loss on interests in subsidiaries	(15,462)	—	(886)	(886)	—	16,348	—
Other income (expense), net	(280)	—	340	340	1,319	(325)	1,054

Net income (loss)	38,138	(1,208)	(14,254)	(15,462)	(1,800)	16,348	37,224
Loss attributable to non-controlling interests	—	—	—	—	—	914	914

Net income (loss) attributable to Mohegan Tribal Gaming Authority	$38,138	$(1,208)	$(14,254)	$(15,462)	$(1,800)	$17,262	$38,138

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG.
(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Six Months Ended March 31, 2010
	Authority	100% Owned Guarantor Subsidiary-MBC	Other 100% Owned Guarantor Subsidiaries (1)	Non 100% Owned Guarantor Subsidiary-WTG	Total Guarantor Subsidiaries	Total Non-Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$571,987	$27	$122,098	$—	$122,125	$(1)	$(5)	$694,106
Operating costs and expenses:
Gaming and other operations	353,462	630	91,687	—	92,317	—	(5)	445,774
Advertising, general and administrative	92,982	496	13,404	98	13,998	1,827	—	108,807
Depreciation and amortization	37,485	152	11,343	—	11,495	—	—	48,980
Pre-opening	42	—	486	—	486	—	—	528

Total operating costs and expenses	483,971	1,278	116,920	98	118,296	1,827	(5)	604,089

Income (loss) from operations	88,016	(1,251)	5,178	(98)	3,829	(1,828)	—	90,017
Accretion of discount to the relinquishment liability	(7,713)	—	—	—	—	—	—	(7,713)
Interest expense, net of capitalized interest	(32,166)	(15)	(24,663)	(400)	(25,078)	(1,332)	708	(57,868)
Loss on early extinguishment of debt	(1,584)	—	—	—	—	—	—	(1,584)
Loss on interests in subsidiaries	(21,418)	—	(947)	—	(947)	—	22,365	—
Other income (expense), net	(704)	—	705	—	705	1,230	(708)	523

Net income (loss)	24,431	(1,266)	(19,727)	(498)	(21,491)	(1,930)	22,365	23,375
Loss attributable to non-controlling interests	—	—	73	—	73	—	983	1,056

Net income (loss) attributable to Mohegan Tribal Gaming Authority	$24,431	$(1,266)	$(19,654)	$(498)	$(21,418)	$(1,930)	$23,348	$24,431

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW and MTGA Gaming.
(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31, 2011
	Authority	100% Owned Guarantor Subsidiary-MBC	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non-Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$66,036	$(325)	$23,778	$23,453	$(3,358)	$—	$86,131

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(14,335)	(16)	(8,182)	(8,198)	—	—	(22,533)
Other cash flows provided by (used in) investing activities	13,724	—	(891)	(891)	(267)	(13,489)	(923)

Net cash flows used in investing activities	(611)	(16)	(9,073)	(9,089)	(267)	(13,489)	(23,456)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	178,000	—	—	—	—	—	178,000
Bank Credit Facility repayments—revolving loan	(212,000)	—	—	—	—	—	(212,000)
Line of Credit borrowings	277,694	—	—	—	—	—	277,694
Line of Credit repayments	(275,899)	—	—	—	—	—	(275,899)
Principal portion of relinquishment liability payments	(21,138)	—	—	—	—	—	(21,138)
Distributions to Tribe	(9,088)	—	—	—	—	—	(9,088)
Other cash flows provided by (used in) financing activities	(1,791)	449	(14,925)	(14,476)	3,355	13,489	577

Net cash flows provided by (used in) financing activities	(64,222)	449	(14,925)	(14,476)	3,355	13,489	(61,854)

Net increase (decrease) in cash and cash equivalents	1,203	108	(220)	(112)	(270)	—	821
Cash and cash equivalents at beginning of period	39,146	(49)	24,366	24,317	434	—	63,897

Cash and cash equivalents at end of period	$40,349	$59	$24,146	$24,205	$164	$—	$64,718

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG.
(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Six Months Ended March 31, 2010
	Authority	100% Owned Guarantor Subsidiary-MBC	Other 100% Owned Guarantor Subsidiaries (1)	Non 100% Owned Guarantor Subsidiary-WTG	Total Guarantor Subsidiaries	Total Non-Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$75,820	$(538)	$19,804	$(41)	$19,225	$(1,320)	$—	$93,725

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(22,362)	(2)	(3,458)	—	(3,460)	—	—	(25,822)
Other cash flows provided by (used in) investing activities	14,506	—	(390)	(132)	(522)	(524)	(13,864)	(404)

Net cash flows used in investing activities	(7,856)	(2)	(3,848)	(132)	(3,982)	(524)	(13,864)	(26,226)

Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	184,000	—	—	—	—	—	—	184,000
Bank Credit Facility repayments—revolving loan	(218,000)	—	—	—	—	—	—	(218,000)
Bank Credit Facility repayments—term loan	(147,000)	—	—	—	—	—	—	(147,000)
Line of Credit borrowings	226,011	—	—	—	—	—	—	226,011
Line of Credit repayments	(235,515)	—	—	—	—	—	—	(235,515)
Proceeds from issuance of Second Lien Senior Secured Notes, net of discount	192,468	—	—	—	—	—	—	192,468
Principal portion of relinquishment liability payments	(19,548)	—	—	—	—	—	—	(19,548)
Distributions to Tribe	(38,450)	—	—	—	—	—	—	(38,450)
Capitalized debt issuance costs	(8,178)	—	—	—	—	—	—	(8,178)
Other cash flows provided by (used in) financing activities	(1,657)	602	(14,932)	168	(14,162)	1,966	13,864	11

Net cash flows provided by (used in) financing activities	(65,869)	602	(14,932)	168	(14,162)	1,966	13,864	(64,201)

Net increase (decrease) in cash and cash equivalents	2,095	62	1,024	(5)	1,081	122	—	3,298
Cash and cash equivalents at beginning of period	45,302	(75)	18,680	196	18,801	561	—	64,664

Cash and cash equivalents at end of period	$47,397	$(13)	$19,704	$191	$19,882	$683	$—	$67,962

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW and MTGA Gaming.
(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of

Mohegan Tribal Gaming Authority:

We have reviewed the accompanying condensed consolidated balance sheet of the Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) as of March 31, 2011, and the related condensed consolidated statements of income and of changes in capital for each of the three-month and six-month periods ended March 31, 2011 and 2010 and the condensed consolidated statement of cash flows for the six-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Authority’s management.

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

As more fully described within note 2, the Authority will have a significant amount of debt maturing in the next twelve months. Management’s plans to address this issue are included within note 2.

/s/ PricewaterhouseCoopers LLP

May 16, 2011

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

Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:

Casino of the Earth

As of March 31, 2011, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 3,450 slot machines and 190 table games, including blackjack, roulette, craps and baccarat;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area, including 50 table games;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

•

food and beverage amenities, including: Birches Bar & Grill, an approximately 200-seat full-service restaurant, a Hong Kong-style food outlet offering authentic Southeast Asian cuisine, an 87-seat Bobby Flay’s Bobby’s Burger Palace and multiple service bars, all operated by us, as well as Frank Pepe Pizzeria Napoletana and Fidelia’s Market, an approximately 200-seat multi-station food court, operated by third-parties, for a total seating of approximately 800;

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars; and

•	the Wolf Den, an approximately 10,000-square-foot, 400-seat lounge featuring live entertainment seven days a week.

Casino of the Sky

As of March 31, 2011, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,175 slot machines and 110 table games, including blackjack, roulette and craps;

•

food and beverage amenities, including: two full-service restaurants (Todd English’s Tuscany and Bobby Flay’s Bar Americain), a 330-seat buffet, a 24-hour coffee shop and four lounges and bars, all operated by us, as well as five full-service restaurants, three quick-service restaurants and a multi-station food court operated by third-parties, for a total seating of approximately 2,700;

•	The Shops at Mohegan Sun containing 30 retail shops, six of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Mohegan After Dark, consisting of Ultra 88, a nightclub, Lucky’s Lounge and Dubliner, an Irish pub, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.

Casino of the Wind

As of March 31, 2011, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 725 slot machines, 30 table games, including blackjack, roulette and craps, and a 42-table themed poker room;

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

As of March 31, 2011, Mohegan Sun at Pocono Downs operates in an approximately 400,000-square-foot facility, which includes the following:

•	approximately 82,000 square feet of gaming space;

•	approximately 2,325 slot machines, 66 table games, including blackjack, roulette and craps, and an 18-table poker room;

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

The following is a summary of developments that have occurred since December 31, 2010:

In the State of New York, in March 2011, Genting New York, the developer of a new VLT facility at Aqueduct Raceway in Queens announced that the opening of the VLT facility, initially scheduled to open in the spring of 2011 with 1,600 VLTs, will be delayed until the summer of 2011. Genting New York also announced that phase I of the facility will now include 2,500 VLTs and a 2,500-bay parking garage. Phase II of the facility is expected to open in the fall of 2011 with an additional 2,025 VLTs. In addition, in March 2011, the governor of New York announced a budget deal with the state legislature that reportedly authorizes the State Lottery to institute a free play allowance program for all VLT operators in the state. According to published reports, the free play allowance program will allow VLT facilities to offer free play credits in amounts up to 10 percent of net machine income.

In the Commonwealth of Pennsylvania, in April 2011, the Pennsylvania Gaming Control Board, or PGCB, awarded a Category Three gaming license to the Nemacolin Woodlands Resort located in Wharton Township, approximately 275 miles from Mohegan Sun at Pocono Downs. Also in the Commonwealth of Pennsylvania, it has been reported that Sands Casino Resort Bethlehem plans to open its new 302-room hotel on May 27, 2011.

Explanation of Key Financial Statement Captions

There has been no material change from the explanation of key financial statement captions previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Results of Operations

Summary Operating Results

As of March 31, 2011, we own and operate Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club, or collectively, the Connecticut entities, and the Pennsylvania entities. All of our revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut entities and the Pennsylvania entities on a separate basis. We, therefore, believe that we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut entities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania entities.

The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$274,165	$290,079	$(15,914)	(5.5%)	$537,995	$572,170	$(34,175)	(6.0%)
Mohegan Sun at Pocono Downs	73,779	62,216	11,563	18.6%	145,554	121,936	23,618	19.4%

Total	$347,944	$352,295	$(4,351)	(1.2%)	$683,549	$694,106	$(10,557)	(1.5%)
Income (loss) from operations:
Mohegan Sun	$53,247	$52,364	$883	1.7%	$95,791	$92,286	$3,505	3.8%
Mohegan Sun at Pocono Downs	7,594	3,891	3,703	95.2%	13,913	6,148	7,765	126.3%
Corporate	(3,813)	(4,068)	255	(6.3%)	(8,392)	(8,417)	25	(0.3%)

Total	$57,028	$52,187	$4,841	9.3%	$101,312	$90,017	$11,295	12.5%
Net income attributable to Mohegan Tribal Gaming Authority	$25,208	$20,027	$5,181	25.9%	$38,138	$24,431	$13,707	56.1%
Operating margin:
Mohegan Sun	19.4%	18.1%	1.3%	7.2%	17.8%	16.1%	1.7%	10.6%
Mohegan Sun at Pocono Downs	10.3%	6.3%	4.0%	63.5%	9.6%	5.0%	4.6%	92.0%
Total	16.4%	14.8%	1.6%	10.8%	14.8%	13.0%	1.8%	13.8%

The most significant factors and trends that we believe impacted our financial performance were as follows:

•	cost containment initiatives implemented in September 2010 at Mohegan Sun;

•	the continued weakness in discretionary consumer spending;

•	an increasingly competitive promotional environment, including increased use of free promotional slot plays;

•	the July 2010 addition of table game and poker operations at Mohegan Sun at Pocono Downs; and

•	record snowfall in the Northeast region during January 2011.

Net revenues for the three months and six months ended March 31, 2011 compared to the same periods in the prior year decreased primarily as a result of declines in gaming and non-gaming revenues at Mohegan Sun. These results were partially offset by the addition of table game and poker revenues from the July 2010 opening of table game and poker operations at Mohegan Sun at Pocono Downs.

Income from operations for the three months and six months ended March 31, 2011 compared to the same periods in the prior year increased primarily due to the addition of table game and poker operations at Mohegan Sun at Pocono Downs. The increases in income from operations also were attributable to lower operating costs and expenses at Mohegan Sun reflecting, in part, cost containment initiatives implemented in September 2010.

Net income attributable to the Authority for the three months and six months ended March 31, 2011 compared to the same periods in the prior year increased primarily as a result of the increases in income from operations.

Mohegan Sun

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Gaming	$246,442	$259,728	$(13,286)	(5.1%)	$486,166	$512,722	$(26,556)	(5.2%)
Food and beverage	15,746	18,920	(3,174)	(16.8%)	31,893	38,318	(6,425)	(16.8%)
Hotel	8,657	8,964	(307)	(3.4%)	17,654	18,506	(852)	(4.6%)
Retail, entertainment and other	24,760	26,438	(1,678)	(6.3%)	45,604	52,547	(6,943)	(13.2%)

Total	$295,605	$314,050	$(18,445)	(5.9%)	$581,317	$622,093	$(40,776)	(6.6%)

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010
Gaming	83.4%	82.7%	83.6%	82.4%
Food and beverage	5.3%	6.0%	5.5%	6.2%
Hotel	2.9%	2.9%	3.0%	3.0%
Retail, entertainment and other	8.4%	8.4%	7.9%	8.4%

Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Slots:
Handle	$2,182,429	$2,271,510	$(89,081)	(3.9%)	$4,303,008	$4,470,007	$(166,999)	(3.7%)
Gross revenues	$175,310	$183,469	$(8,159)	(4.4%)	$344,666	$363,059	$(18,393)	(5.1%)
Net revenues	$168,306	$177,072	$(8,766)	(5.0%)	$331,523	$350,002	$(18,479)	(5.3%)
Free promotional slot plays (1)	$16,302	$14,133	$2,169	15.3%	$28,672	$25,507	$3,165	12.4%
Weighted average number of machines (in units)	6,368	6,428	(60)	(0.9%)	6,386	6,575	(189)	(2.9%)
Hold percentage (gross)	8.0%	8.1%	(0.1%)	(1.2%)	8.0%	8.1%	(0.1%)	(1.2%)
Win per unit per day (gross) (in dollars)	$306	$317	$(11)	(3.5%)	$297	$303	$(6)	(2.0%)
Table games:
Drop	$488,484	$516,406	$(27,922)	(5.4%)	$992,843	$1,038,510	$(45,667)	(4.4%)
Revenues	$73,276	$77,430	$(4,154)	(5.4%)	$144,818	$152,562	$(7,744)	(5.1%)
Weighted average number of games (in units)	332	321	11	3.4%	331	321	10	3.1%
Hold percentage (2)	15.0%	15.0%	—	—	14.6%	14.7%	(0.1%)	(0.7%)
Win per unit per day (in dollars)	$2,455	$2,679	$(224)	(8.4%)	$2,402	$2,608	$(206)	(7.9%)
Poker:
Revenues	$2,874	$3,225	$(351)	(10.9%)	$5,841	$6,166	$(325)	(5.3%)
Weighted average number of tables (in units)	42	42	—	—	42	42	—	—
Revenue per unit per day (in dollars)	$760	$853	$(93)	(10.9%)	$764	$807	$(43)	(5.3%)

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.
(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

The following table presents slot data related to Mohegan Sun’s market area (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Northeast slot gaming market (1)(2):
Gross revenues	$645,884	$633,384	$12,500	2.0%	$1,251,799	$1,225,354	$26,445	2.2%
Mohegan Sun win market share	29.7%	31.2%	(1.5%)	(4.8%)	29.8%	31.7%	(1.9%)	(6.0%)
Mohegan Sun win efficiency	112.2%	121.2%	(9.0%)	(7.4%)	112.7%	121.9%	(9.2%)	(7.5%)
Connecticut slot gaming market (3):
Gross revenues	$330,118	$341,568	$(11,450)	(3.4%)	$651,369	$674,220	$(22,851)	(3.4%)
Free promotional slot plays	$33,356	$28,574	$4,782	16.7%	$63,924	$51,375	$12,549	24.4%
Mohegan Sun win market share	53.1%	53.7%	(0.6%)	(1.1%)	52.9%	53.8%	(0.9%)	(1.7%)
Mohegan Sun win efficiency	107.7%	114.3%	(6.6%)	(5.8%)	107.4%	114.0%	(6.6%)	(5.8%)

(1)	Northeast slot gaming market consists of Mohegan Sun, Foxwoods Resort Casino, Twin River Casino, Newport Grand and Empire City Casino.
(2)	Includes free promotional slot plays. Free promotional slot plays are included in slot handle, but not reflected in slot revenues.
(3)	Connecticut slot gaming market consists of Mohegan Sun and Foxwoods Resort Casino.

Gaming revenues for the three months and six months ended March 31, 2011 compared to the same periods in the prior year decreased primarily due to declines in slot and table games revenues. The declines in slot revenues likely were attributable to the continued weakness in discretionary consumer spending and aggressive promotional programs by competitors, including increased use of free promotional slot plays. Slot revenues also were negatively impacted by record snowfall in the Northeast region during January 2011. We believe that aggressive promotional programs by competitors in the states of Rhode Island and New York may have contributed to the decreases in our slot win market share and efficiency in the Northeast slot gaming market. The declines in our slot win efficiency in the Connecticut slot gaming market were primarily the result of reductions in Foxwoods Resort Casino’s weighted average number of slot machines. The decreases in table games revenues for the three months and six months ended March 31, 2011 compared to the same periods in the prior year were attributable to lower table games drop likely resulting from reduced patron visitation. Table games revenues also were negatively impacted by the record snowfall in the Northeast region during January 2011.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Meals served	785	1,039	(254)	(24.4%)	1,631	2,067	(436)	(21.1%)
Average price per meal served (in dollars)	$15.64	$14.54	$1.10	7.6%	$15.40	$14.99	$0.41	2.7%

Food and beverage revenues for the three months and six months ended March 31, 2011 compared to the same periods in the prior year decreased primarily due to declines in food revenues of $2.8 million and $5.9 million, respectively. The declines in food revenues resulted from reductions in the number of meals served at Mohegan Sun-owned food and beverage outlets. The reductions in the number of meals served reflect the consolidation and replacement of certain Mohegan Sun-owned food and beverage outlets with third-party operators.

The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Rooms occupied	102	101	1	1.0%	205	202	3	1.5%
Occupancy rate	96.8%	95.8%	1.0%	1.0%	96.1%	94.6%	1.5%	1.6%
Average daily room rate (in dollars)	$82	$84	$(2)	(2.4%)	$83	$88	$(5)	(5.7%)
Revenue per available room (in dollars)	$79	$81	$(2)	(2.5%)	$80	$83	$(3)	(3.6%)

Hotel revenues for the three months ended March 31, 2011 compared to the same period in the prior year decreased primarily as a result of a shift in hotel occupancy from transient guests to group business, which had the effect of lowering the average daily room rate. Hotel revenues for the six months ended March 31, 2011 compared to the same period in the prior year decreased primarily as a result of our emphasis on maintaining high hotel occupancy by gaming patrons, which we achieved by reducing the average daily room rate.

The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Arena events (in events)	26	28	(2)	(7.1%)	49	58	(9)	(15.5%)
Arena tickets	148	160	(12)	(7.5%)	267	340	(73)	(21.5%)
Average price per Arena ticket (in dollars)	$56.81	$65.79	$(8.98)	(13.6%)	$51.89	$60.47	$(8.58)	(14.2%)

Retail, entertainment and other revenues for the three months and six months ended March 31, 2011 compared to the same periods in the prior year decreased primarily due to declines in entertainment revenues of $2.0 million and $6.7 million, respectively. The decreases in entertainment revenues resulted from declines in the number of Arena tickets and the average price per Arena ticket due to reductions in the number of events held at the Mohegan Sun Arena, including fewer headliner shows.

Promotional Allowances

The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Food and beverage	$6,789	$8,833	$(2,044)	(23.1%)	$14,018	$17,899	$(3,881)	(21.7%)
Hotel	3,345	3,412	(67)	(2.0%)	7,313	6,890	423	6.1%
Retail, entertainment and other	11,306	11,726	(420)	(3.6%)	21,991	25,134	(3,143)	(12.5%)

Total	$21,440	$23,971	$(2,531)	(10.6%)	$43,322	$49,923	$(6,601)	(13.2%)

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Food and beverage	$7,043	$9,677	$(2,634)	(27.2%)	$14,356	$19,355	$(4,999)	(25.8%)
Hotel	2,014	2,096	(82)	(3.9%)	4,444	4,134	310	7.5%
Retail, entertainment and other	9,398	10,156	(758)	(7.5%)	18,398	21,638	(3,240)	(15.0%)

Total	$18,455	$21,929	$(3,474)	(15.8%)	$37,198	$45,127	$(7,929)	(17.6%)

Promotional allowances for the three months and six months ended March 31, 2011 compared to the same periods in the prior year decreased primarily due to lower food promotional allowances commensurate with the consolidation and replacement of certain Mohegan Sun-owned food and beverage outlets with third-party operators. The declines in promotional allowances also reflect lower entertainment promotional allowances as a result of the reductions in the number of events held at the Mohegan Sun Arena.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Gaming	$143,659	$153,435	$(9,776)	(6.4%)	$286,734	$310,639	$(23,905)	(7.7%)
Food and beverage	8,295	9,405	(1,110)	(11.8%)	16,549	19,088	(2,539)	(13.3%)
Hotel	3,327	3,467	(140)	(4.0%)	6,493	7,077	(584)	(8.3%)
Retail, entertainment and other	7,675	9,786	(2,111)	(21.6%)	13,585	17,490	(3,905)	(22.3%)
Advertising, general and administrative	40,900	43,392	(2,492)	(5.7%)	83,398	87,707	(4,309)	(4.9%)
Depreciation and amortization	17,329	18,230	(901)	(4.9%)	35,192	37,841	(2,649)	(7.0%)
Severance	(267)	—	(267)	(100.0%)	253	—	253	100.0%
Pre-opening	—	—	—	—	—	42	(42)	(100.0%)

Total	$220,918	$237,715	$(16,797)	(7.1%)	$442,204	$479,884	$(37,680)	(7.9%)

Gaming costs and expenses for the three months and six months ended March 31, 2011 compared to the same periods in the prior year decreased primarily as a result of reductions in payroll costs and advertising and promotional expenditures, resulting, in part, from cost containment initiatives implemented in September 2010. The reductions in gaming costs and expenses also reflect lower non-gaming complimentaries redeemed by casino patrons at Mohegan Sun-owned outlets and reduced Slot Win Contribution payments commensurate with the declines in slot revenues. Expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaled $45.5 million and $88.6 million for the three months and six months ended March 31, 2011, respectively, and $46.8 million and $92.1 million for the three months and six months ended March 31, 2010, respectively. Gaming costs and expenses as a percentage of gaming revenues were 58.3% and 59.0% for the three months and six months ended March 31, 2011, respectively, compared to 59.1% and 60.6% for the three months and six months ended March 31, 2010, respectively.

Food and beverage costs and expenses for the three months and six months ended March 31, 2011 compared to the same periods in the prior year decreased primarily due to lower payroll costs and cost of goods sold resulting from the consolidation and replacement of certain Mohegan Sun-owned food and beverage outlets with third-party operators in connection with our cost containment initiatives implemented in September 2010. These results were partially offset by decreased use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses.

Hotel costs and expenses for the three months and six months ended March 31, 2011 compared to the same periods in the prior year decreased primarily as a result of lower payroll costs, resulting, in part, from cost containment initiatives implemented in September 2010.

Retail, entertainment and other costs and expenses for the three months and six months ended March 31, 2011 compared to the same periods in the prior year decreased primarily due to lower direct entertainment costs resulting from the reductions in the number of events held at the Mohegan Sun Arena, including fewer headliner shows. These results were partially offset by decreased use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses.

Advertising, general and administrative costs and expenses for the three months and six months ended March 31, 2011 compared to the same periods in the prior year decreased primarily as a result of lower payroll costs, resulting, in part, from cost containment initiatives implemented in September 2010. The reductions in advertising, general and administrative costs and expenses also reflect lower utility expenses.

Depreciation and amortization expenses for the three months and six months ended March 31, 2011 compared to the same periods in the prior year decreased primarily due to fully depreciated assets related to Project Sunburst.

Severance for the three months and six months ended March 31, 2011 resulted from adjustments to the initial estimates utilized under our September 2010 workforce reduction plan. Cash payments commenced in September 2010 and are anticipated to be completed in March 2012. We do not anticipate incurring any additional severance charges in connection with this workforce reduction, other than charges that may arise from adjustments to the initial estimates utilized under the plan.

Mohegan Sun at Pocono Downs

Gross Revenues

Gross revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Gaming	$70,002	$59,395	$10,607	17.9%	$137,935	$116,240	$21,695	18.7%
Food and beverage	5,483	3,918	1,565	39.9%	11,330	7,835	3,495	44.6%
Retail and other	1,618	1,350	268	19.9%	3,220	2,679	541	20.2%

Total	$77,103	$64,663	$12,440	19.2%	$152,485	$126,754	$25,731	20.3%

The following table summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010
Gaming	90.8%	91.9%	90.5%	91.7%
Food and beverage	7.1%	6.1%	7.4%	6.2%
Retail and other	2.1%	2.0%	2.1%	2.1%

Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Slots:
Handle	$700,634	$715,069	$(14,435)	(2.0%)	$1,389,992	$1,392,832	$(2,840)	(0.2%)
Gross revenues	$56,527	$54,991	$1,536	2.8%	$110,185	$107,542	$2,643	2.5%
Net revenues	$56,492	$55,092	$1,400	2.5%	$110,144	$107,613	$2,531	2.4%
Free promotional slot plays (1)	$14,632	$10,765	$3,867	35.9%	$29,840	$20,314	$9,526	46.9%
Weighted average number of machines (in units)	2,429	2,438	(9)	(0.4%)	2,448	2,452	(4)	(0.2%)
Hold percentage (gross)	8.1%	7.7%	0.4%	5.2%	7.9%	7.7%	0.2%	2.6%
Win per unit per day (gross) (in dollars)	$259	$251	$8	3.2%	$247	$241	$6	2.5%
Table games (2):
Drop	$46,164	$—	$46,164	100.0%	$96,001	$—	$96,001	100.0%
Revenues	$8,776	$—	$8,776	100.0%	$17,973	$—	$17,973	100.0%
Weighted average number of games (in units)	66	—	66	100.0%	66	—	66	100.0%
Hold percentage (3)	19.0%	—	19.0%	100.0%	18.7%	—	18.7%	100.0%
Win per unit per day (in dollars)	$1,477	$—	$1,477	100.0%	$1,495	$—	$1,495	100.0%
Poker (2):
Revenues	$1,078	$—	$1,078	100.0%	$2,148	$—	$2,148	100.0%
Weighted average number of tables (in units)	18	—	18	100.0%	18	—	18	100.0%
Revenue per unit per day (in dollars)	$665	$—	$665	100.0%	$656	$—	$656	100.0%

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.
(2)	Table game and poker operations commenced on July 13, 2010.
(3)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

The following table presents slot data related to Mohegan Sun at Pocono Downs’ market area (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Northeastern Pennsylvania slot gaming market (1):
Gross revenues	$155,631	$152,098	$3,533	2.3%	$306,050	$292,273	$13,777	4.7%
Free promotional slot plays (2)	$47,924	$38,558	$9,366	24.3%	$94,665	$75,350	$19,315	25.6%
Mohegan Sun at Pocono Downs win market share	36.3%	36.2%	0.1%	0.3%	36.0%	36.8%	(0.8%)	(2.2%)
Mohegan Sun at Pocono Downs win efficiency	117.4%	120.3%	(2.9%)	(2.4%)	116.2%	120.0%	(3.8%)	(3.2%)

(1)	Northeastern Pennsylvania slot gaming market consists of Mohegan Sun at Pocono Downs, Mount Airy Resort Casino and Sands Casino Resort Bethlehem.
(2)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

Gaming revenues for the three months and six months ended March 31, 2011 compared to the same periods in the prior year increased primarily due to the addition of table game and poker revenues from the July 2010 opening of table game and poker operations. The growth in gaming revenues also reflects higher slot revenues resulting from increased gross slot hold percentage. Slot revenues were positively impacted by the addition of table game and poker operations, which resulted in increased patron visitation to the facility. Slot revenues were negatively impacted by record snowfall in the Northeast region during January 2011.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Meals served	166	150	16	10.7%	359	296	63	21.3%
Average price per meal served (in dollars)	$14.83	$12.03	$2.80	23.3%	$14.90	$12.54	$2.36	18.8%

Food and beverage revenues for the three months and six months ended March 31, 2011 compared to the same periods in the prior year increased primarily due to increased patron visitation to the facility following the addition of table game and poker operations. The increases in food and beverage revenues also reflect the operations of an additional Mohegan Sun at Pocono Downs-owned food and beverage outlet.

Retail and other revenues for the three months and six months ended March 31, 2011 compared to the same periods in the prior year increased primarily as a result of increased patron visitation to the facility following the addition of table game and poker operations.

Promotional Allowances

The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Food and beverage	$3,014	$2,210	$804	36.4%	$6,302	$4,343	$1,959	45.1%
Retail	310	237	73	30.8%	629	475	154	32.4%

Total	$3,324	$2,447	$877	35.8%	$6,931	$4,818	$2,113	43.9%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Food and beverage	$2,578	$1,955	$623	31.9%	$5,035	$3,900	$1,135	29.1%
Retail	395	371	24	6.5%	815	742	73	9.8%

Total	$2,973	$2,326	$647	27.8%	$5,850	$4,642	$1,208	26.0%

Promotional allowances for the three months and six months ended March 31, 2011 compared to the same periods in the prior year increased primarily due to higher redemptions under the Player’s Club program at food and beverage outlets.

Operating Costs and Expenses

Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Gaming	$51,334	$44,498	$6,836	15.4%	$101,590	$88,112	$13,478	15.3%
Food and beverage	2,100	1,380	720	52.2%	3,891	2,881	1,010	35.1%
Retail, entertainment and other	278	237	41	17.3%	581	487	94	19.3%
Advertising, general and administrative	7,228	6,425	803	12.5%	15,024	12,723	2,301	18.1%
Depreciation and amortization	5,245	5,299	(54)	(1.0%)	10,555	11,099	(544)	(4.9%)
Pre-opening	—	486	(486)	(100.0%)	—	486	(486)	(100.0%)

Total	$66,185	$58,325	$7,860	13.5%	$131,641	$115,788	$15,853	13.7%

Gaming costs and expenses for the three months and six months ended March 31, 2011 compared to the same periods in the prior year increased primarily as a result of additional operating costs and expenses to support table game and poker operations, including payroll costs and expenses associated with the Pennsylvania Table Game Tax. The increases in gaming costs and expenses also reflect higher Pennsylvania Slot Machine Tax commensurate with the growth in slot revenues and increased non-gaming complimentaries redeemed by casino patrons at Mohegan Sun at Pocono Downs-owned outlets. Expenses associated with the Pennsylvania Slot Machine Tax totaled $32.3 million and $63.1 million for the three months and six months ended March 31, 2011, respectively, and $31.6 million and $61.9 million for the three months and six months ended March 31, 2010, respectively. Expenses associated with the Pennsylvania Table Game Tax totaled $1.6 million and $3.2 million for the three months and six months ended March 31, 2011, respectively. Gaming costs and expenses as a percentage of gaming revenues were 73.3% and 73.7% for the three months and six months ended March 31, 2011, respectively, compared to 74.9% and 75.8% for the three months and six months ended March 31, 2010, respectively.

Food and beverage costs and expenses for the three months and six months ended March 31, 2011 compared to the same periods in the prior year increased primarily due to higher cost of goods sold and labor costs commensurate with the growth in food and beverage revenues and the operations of the additional Mohegan Sun at Pocono Downs-owned food and beverage outlet, partially offset by increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses.

Retail, entertainment and other costs and expenses for the three months and six months ended March 31, 2011 compared to the same periods in the prior year increased primarily as a result of higher cost of goods sold commensurate with the growth in retail and other revenues, partially offset by increased use of retail complimentaries, resulting in higher amounts of retail costs being allocated to gaming costs and expenses.

Advertising, general and administrative costs and expenses for the three months and six months ended March 31, 2011 compared to the same periods in the prior year increased primarily due to additional costs and expenses to support table game and poker operations.

Depreciation and amortization expenses for the three months and six months ended March 31, 2011 compared to the same periods in the prior year decreased primarily as a result of fully depreciated assets related to the Phase I facility.

Corporate Expenses and Other Income (Expense)

Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Corporate expenses:
Corporate	$3,771	$4,048	$(277)	(6.8%)	$8,307	$8,377	$(70)	(0.8%)
Depreciation and amortization	41	20	21	105.0%	83	40	43	107.5%
Severance	1	—	1	100.0%	2	—	2	100.0%

Total Corporate expenses	$3,813	$4,068	$(255)	(6.3%)	$8,392	$8,417	$(25)	(0.3%)

Other income (expense):
Accretion of discount to the relinquishment liability (1)	$(2,841)	$(3,857)	$1,016	(26.3%)	$(5,683)	$(7,713)	$2,030	(26.3%)
Interest income (2)	618	620	(2)	(0.3%)	1,398	1,352	46	3.4%
Interest expense, net of capitalized interest	(29,713)	(29,319)	(394)	1.3%	(59,459)	(57,868)	(1,591)	2.7%
Loss on early extinguishment of debt (3)	—	—	—	—	—	(1,584)	1,584	(100.0%)
Write-off of debt issuance costs (4)	—	—	—	—	—	(338)	338	(100.0%)
Other expense, net	(349)	(147)	(202)	137.4%	(344)	(491)	147	(29.9%)

Total other expense	$(32,285)	$(32,703)	$418	(1.3%)	$(64,088)	$(66,642)	$2,554	(3.8%)

(1)	Reflects accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.
(2)	Primarily represents interest earned on long-term receivables.
(3)	Represents unamortized debt issuance costs written-off upon the early extinguishment of a then-existing term loan under the bank credit facility.
(4)	Represents unamortized debt issuance costs written-off upon the amendment of the bank credit facility.

Total Corporate costs and expenses for the three months and six months ended March 31, 2011 compared to the same periods in the prior year decreased primarily due to lower professional expenditures.

Interest expense, net of capitalized interest, for the three months and six months ended March 31, 2011 compared to the same periods in the prior year increased primarily as a result of higher weighted average interest rate. Weighted average interest rate was 7.2% and 7.1% for the three months and six months ended March 31, 2011, respectively, compared to 7.0% and 6.9% for the three months and six months ended March 31, 2010, respectively. Weighted average outstanding debt was $1.66 billion and $1.67 billion for the three months and six months ended March 31, 2011, respectively, compared to $1.68 billion for each of the three months and six months ended March 31, 2010.

Seasonality

The gaming market in the Northeastern United States is seasonal in nature, with the peak gaming activities often occurring at Mohegan Sun and Mohegan Sun at Pocono Downs during the months of May through August. Accordingly, the results of operations for the three months and six months ended March 31, 2011 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources

Our cash flows consisted of the following (in thousands):

	For the Six Months Ended March 31,
	2011	2010	Variance	Percentage Variance
Net cash provided by operating activities	$86,131	$93,725	$(7,594)	(8.1%)
Net cash used in investing activities	(23,456)	(26,226)	2,770	(10.6%)
Net cash used in financing activities	(61,854)	(64,201)	2,347	(3.7%)

Net increase in cash and cash equivalents	$821	$3,298	$(2,477)	(75.1%)

As of March 31, 2011 and September 30, 2010, we held cash and cash equivalents of $64.7 million and $63.9 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts and relinquishment liability reassessments. The decrease in cash provided by operating activities for the six months ended March 31, 2011 compared to the same period in the prior year was primarily attributable to higher working capital requirements, partially offset by increased operating income after adjustments for non-cash items.

Operating activities are a significant source of our cash flows. We utilize cash flows from operations for scheduled interest payments, relinquishment payments, planned capital expenditures, distributions to the Tribe, projected working capital needs and reduce debt, as well as make investments, from time to time. There are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

•	reduced discretionary spending on activities such as gaming, leisure and hospitality;

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

In addition to cash flows from operations, we have relied on external sources of liquidity to meet our capital requirements. As discussed below, at March 31, 2011, our fixed charge coverage ratio, as defined under our senior and senior subordinated note indentures, was below 2.0 to 1.0 and, accordingly, our ability to incur additional indebtedness or refinance or replace existing outstanding indebtedness is limited, which could adversely impact our ability to meet our capital requirements.

The decrease in cash used in investing activities for the six months ended March 31, 2011 compared to the same period in the prior year primarily resulted from lower capital expenditures. The decrease in cash used in financing activities for the six months ended March 31, 2011 compared to the same period in the prior year was primarily attributable to lower distributions to the Tribe and capitalized debt issuance costs, partially offset by reduced total net borrowings.

Cost Containment Initiatives

In September 2010, we implemented certain cost containment initiatives in an effort to better align operating costs with market and business conditions, including a reduction of our workforce in Uncasville, Connecticut by approximately 475 positions. In addition, we implemented a number of other cost containment initiatives, including modifications to employee medical benefits, consolidation of certain Mohegan Sun-owned food and beverage outlets and replacement of certain other Mohegan Sun-owned food and beverage outlets with third-party operators. We estimate that these cost containment initiatives yielded consolidated labor and operating cost savings totaling approximately $8.2 million and $16.5 million for the three months and six months ended March 31, 2011, respectively. Consolidated labor and operating cost savings for fiscal 2011 are forecasted to approximate $30.0 million.

External Sources of Liquidity

Notes

We substantially financed the construction and expansion of Mohegan Sun, as well as the acquisition of the Pennsylvania entities and the expansion of Mohegan Sun at Pocono Downs, with proceeds from the issuance of notes and borrowings under our bank credit facilities. As of March 31, 2011, we had outstanding:

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

The senior and senior subordinated note indentures contain certain non-financial and financial covenant requirements with which we and the Tribe must comply. The non-financial covenant requirements include, among other things, reporting obligations, compliance with laws and regulations, maintenance of licenses and insurances and our continued existence. The financial covenant requirements include, among other things, limitations on our ability to make restricted payments, as defined under the note indentures, and incur additional indebtedness. Under these financial covenant requirements, we are generally able to make restricted payments, including distributions to the Tribe, and incur additional indebtedness that otherwise may be restricted, provided our fixed charge coverage ratio is at least 2.0 to 1.0. At any time our fixed charge coverage ratio falls below 2.0 to 1.0, our ability to make restricted payments and incur additional indebtedness is limited and subject to other applicable exceptions under the note indentures. As of March 31, 2011, our fixed charge coverage ratio was below 2.0 to 1.0. Accordingly, our ability to make restricted payments, including distributions to the Tribe, is limited. Additionally, while we may continue to borrow under our bank credit facility pursuant to exceptions contained in the note indentures, our ability to incur other additional indebtedness to raise capital also is limited. Further, while our fixed charge coverage ratio remains below 2.0 to 1.0, we are unable to refinance our outstanding subordinated indebtedness with senior indebtedness without waivers or consents from certain of our creditors, thus limiting the options available to us to refinance or replace our outstanding indebtedness. We can provide no assurance that we will be able to obtain such waivers or consents or that we will be able to refinance or replace our outstanding indebtedness or that financing options available to us, if any, will be on favorable or acceptable terms.

As of March 31, 2011, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.

On May 9, 2011, Moody’s Investors Services lowered its credit ratings on the 2009 second lien senior secured notes from B3 to Caa2, the 2005 senior unsecured notes from Caa1 to Caa2 and the senior subordinated notes from Caa3 to Ca. These actions primarily reflected our recent operating results and upcoming refinancing needs. These lowered credit ratings may adversely impact our ability to access the debt capital markets in the future and, if we are able to access the debt capital markets, likely would increase our cost of capital for the issuance of new debt as compared to costs incurred by us in prior financing transactions. We also could be subject to more restrictive covenants and other terms in connection with any such debt issuance.

Bank Credit Facility

In October 2009, we entered into an amendment to the terms of our bank credit facility. The bank credit facility provides for a revolving loan and letter of credit borrowing capacity of up to $675.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The bank credit facility has no mandatory amortization provision and is payable in full on the maturity date, March 9, 2012. As of March 31, 2011, $493.0 million was drawn on the bank credit facility. As of March 31, 2011, letters of credit issued under the bank credit facility totaled $3.2 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements under the bank credit facility, line of credit and note indentures, we had approximately $47.0 million of borrowing capacity under the bank credit facility as of March 31, 2011.

Under the bank credit facility, at our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, an applicable rate based on our total leverage ratio, as each term is defined under the bank credit facility. We also pay commitment fees for the unused portion of borrowing capacity under the bank credit facility on a quarterly basis equal to the product obtained by multiplying the applicable rate for commitment fees by the average daily unused borrowing capacity for that calendar quarter. The applicable rate for base rate loans is between 1.25% and 2.75%. The applicable rate for Eurodollar rate loans is between 2.50% and 4.00%. The applicable rate for commitment fees is between 0.20% and 0.50%. The base rate is the higher of Bank of America’s announced prime rate, the Eurodollar rate for one-month contracts plus 1.25% or the federal funds rate plus 0.50%. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of March 31, 2011, we had $5.0 million in base rate loans and $488.0 million in Eurodollar rate loans outstanding. The base rate loans outstanding at March 31, 2011 were based on Bank of America’s prime rate of 3.25% plus an applicable rate of 2.75%. The Eurodollar rate loans outstanding at March 31, 2011 were based on a one-month Eurodollar rate of 0.25% plus an applicable rate of 4.0%. The applicable rate for commitment fees was 0.50% as of March 31, 2011.

The bank credit facility is collateralized by a first priority lien on substantially all of our assets, including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land and improvements that comprise Mohegan Sun. We also are required to pledge additional assets as collateral for the bank credit facility as we or our existing and future guarantor subsidiaries acquire them. Our obligations under the bank credit facility are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The bank credit facility includes non-financial covenant requirements of the types customarily found in loan agreements for similar transactions. The bank credit facility also subjects us to a number of restrictive financial covenant requirements. These financial covenants relate to, among other things, a minimum fixed charge coverage ratio, maximum total leverage and senior leverage ratios and maximum capital expenditures. The levels of these covenants as of March 31, 2011 through the remaining term of the bank credit facility, are as follows:

Our minimum fixed charge coverage ratio covenant, as defined under the bank credit facility, is as follows:

Fiscal Quarters Ending:
March 31, 2011 and thereafter	1.10:1.00

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

We continue to monitor revenues, expenditures and borrowings under the bank credit facility to ensure continued compliance with our financial covenant requirements. While we anticipate that we will remain in compliance with all covenant requirements under the bank credit facility, we may need to increase revenues or offset any future declines in revenues by implementing further cost containment and other initiatives in order to maintain compliance with our financial covenant requirements. If we are unable to satisfy our financial covenant requirements, we would need to obtain waivers or amendments under the bank credit facility; however, we can provide no assurance that we would be able to obtain such waivers or amendments. If we are unable to obtain such waivers or amendments, we would be in default under the bank credit facility, which may result in cross-defaults under our other outstanding indebtedness. If such defaults or cross-defaults were to occur, it would allow our lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. We do not have sufficient cash to repay our outstanding indebtedness and, if such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary for such repayment.

As of March 31, 2011, we and the Tribe were in compliance with all respective covenant requirements under the bank credit facility.

Line of Credit

As of March 31, 2011, we had an $18.0 million revolving loan agreement with Bank of America, N.A., or the line of credit. The line of credit matures on June 10, 2011. Under the line of credit, at our option, each advance accrues interest on the basis of a one-month Eurodollar rate or prime rate, plus in either case, an applicable rate based on our total leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. As of March 31, 2011, we had $9.2 million in Eurodollar rate loans outstanding, which were based on a one-month Eurodollar rate of 0.26% plus an applicable rate of 3.5%. The line of credit subjects us to certain covenants, including a covenant to maintain at least the line of credit commitment amount available for borrowing under the bank credit facility. As of March 31, 2011, we were in compliance with all covenant requirements under the line of credit and had $8.8 million of borrowing capacity thereunder. We have commenced discussions with Bank of America, N.A. to extend the maturity date of the line of credit; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.

Letters of Credit

As of March 31, 2011, we maintained six uncollateralized letters of credit to satisfy potential workers’ compensation liabilities, pari-mutuel wagering tax liabilities of the Pennsylvania entities, potential contractor and subcontractor liabilities relating to Project Horizon, collateral obligations of a surety bond relating to Pennsylvania Slot Machine Tax expenses owed by Downs Racing to the PGCB and two in connection with road work at the Pennsylvania facilities. As of March 31, 2011, letters of credit issued totaled $3.2 million, of which no amount was drawn. The letters of credit expired or will expire, as applicable, on various dates from April 2011 through March 2012, subject to renewals.

Salishan-Mohegan Bank Credit Facility

As of March 31, 2011, Salishan-Mohegan had a fully drawn $15.25 million revolving loan agreement with Bank of America, N.A., or the Salishan credit facility. In April 2011, Salishan-Mohegan entered into an amendment to the terms of the Salishan credit facility to extend the maturity date to July 18, 2011. Under the Salishan credit facility, at the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus in either case, an applicable rate, as defined under the Salishan credit facility. The applicable rate is 2.50% for base rate loans and 3.50% for Eurodollar rate loans. The base rate is the higher of Bank of America’s announced prime rate or the federal funds rate plus 0.50%. The Salishan credit facility has no mandatory amortization provision and is payable in full at maturity. The Salishan credit facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan credit facility also are guaranteed by the Tribe. The Salishan credit facility subjects Salishan-Mohegan to certain non-financial and financial covenant requirements customarily found in loan agreements for similar transactions. As of March 31, 2011, Salishan-Mohegan was in compliance with all respective covenant requirements under the Salishan credit facility. We have commenced discussions with Bank of America, N.A. to extend the maturity date of the Salishan credit facility; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.

As of March 31, 2011, Salishan-Mohegan had $15.25 million in Eurodollar rate loans and no base rate loan outstanding. The Eurodollar rate loans outstanding at March 31, 2011 were based on a one-month Eurodollar rate of 0.25% plus an applicable rate of 3.50%.

Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, or the Mohegan Tribe promissory note, which was used to repay revolving loans under the Salishan credit facility. In April 2011, Salishan-Mohegan entered into an amendment to the terms of the Mohegan Tribe promissory note to extend the maturity date thereof to July 18, 2011. The Mohegan Tribe promissory note accrues interest at an annual rate of 15.0%. Under the terms of the Mohegan Tribe promissory note, as amended, accrued interest from November 2009 through October 2010 was paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity; and from November 2010 through maturity, all accrued interest under the Mohegan Tribe promissory note is payable at maturity. We have commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe promissory note; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.

Mohegan Tribe Credit Facility

On February 16, 2011, the Tribe agreed to loan Salishan-Mohegan up to $300,000 to fund its working capital requirements pursuant to a revolving commercial promissory note, or the Mohegan Tribe credit facility. In April 2011, Salishan-Mohegan entered into an amendment to the terms of the Mohegan Tribe credit facility to increase the borrowing capacity to $1.0 million and extend the maturity date thereof to July 18, 2011. The Mohegan Tribe credit facility accrues interest at an annual rate of 15.0%, payable at maturity. We have commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe credit facility; however, we can provide no assurance of the terms of such extension or whether such extension will be granted. As of March 31, 2011, Salishan-Mohegan had $200,000 drawn on the Mohegan Tribe credit facility.

Capital Expenditures

The following table presents data related to capital expenditures (in millions, including capitalized interest):

	Capital Expenditures
	Six Months Ended March 31, 2011	Remaining Forecasted Fiscal Year 2011	Total Forecasted Fiscal Year 2011
Mohegan Sun:
Maintenance	$8.4	$15.7	$24.1
Development	5.6	14.1	19.7
Expansion—Project Horizon	0.1	1.4	1.5

Subtotal	14.1	31.2	45.3
Mohegan Sun at Pocono Downs:
Maintenance	2.4	3.1	5.5
Development	0.2	0.3	0.5
Expansion—Project Sunrise (1)	0.4	—	0.4

Subtotal	3.0	3.4	6.4

Total	$17.1	$34.6	$51.7

(1)	Represents adjustments to the final cost for Project Sunrise.

We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs through a combination of cash flows provided by operating activities and draws under our bank credit facility.

Interest Expense

The following table presents our interest expense (in thousands, net of capitalized interest):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010
Bank credit facility	$6,030	$5,663	$12,080	$12,211
2009 11 1/2% second lien senior secured notes, includes accretion of bond discount (1)	5,913	5,894	11,821	10,083
2005 6 1/8% senior unsecured notes	3,828	3,828	7,656	7,656
2001 8 3/8% senior subordinated notes	42	42	84	84
2002 8% senior subordinated notes	5,000	5,000	10,000	10,000
2004 7 1/8% senior subordinated notes	4,008	4,008	8,016	8,016
2005 6 7/8% senior subordinated notes	2,578	2,578	5,156	5,156
Line of credit	72	64	143	134
WNBA promissory note	1	6	6	15
Salishan-Mohegan bank credit facility	143	135	289	273
Mohegan Tribe promissory note (Salishan-Mohegan)	370	370	748	744
Mohegan Tribe credit facility (Salishan-Mohegan)	3	—	3	—
Capital leases	56	64	113	131
Amortization of net deferred gain on settlement of derivative instruments	(117)	(118)	(234)	(235)
Amortization of debt issuance costs	1,786	1,792	3,578	3,628
Capitalized interest	—	(7)	—	(28)

Total interest expense, net of capitalized interest	$29,713	$29,319	$59,459	$57,868

(1)	Issued on October 26, 2009.

Sufficiency of Resources

We have significant outstanding indebtedness and financial commitments. As of March 31, 2011, our debt totaled $1.6 billion, of which $529.6 million was classified as current, including $493.0 million outstanding under the bank credit facility which matures on March 9, 2012. In addition, the 2002 senior subordinated notes mature on April 1, 2012, and a substantial amount of our other outstanding indebtedness matures over the following three fiscal years. We estimate, but can provide no assurance, that cash flows from operations, combined with existing cash balances and available borrowings under the bank credit facility, including any extensions or replacements thereof, will be sufficient to fund our cash requirements for scheduled interest payments on our outstanding indebtedness, relinquishment payments, planned capital expenditures, distributions to the Tribe and projected working capital needs over the next twelve months. However, we do not anticipate that these funding sources will be sufficient to repay amounts outstanding under the bank credit facility or the 2002 senior subordinated notes at maturity. Accordingly, we intend to refinance such outstanding indebtedness or otherwise access the debt capital markets to replace such outstanding indebtedness prior to their maturity in order to maintain sufficient resources for our operations. In this regard, we have engaged Blackstone Advisory Partners, L.P. and Credit Suisse Securities (USA) LLC to assist in the strategic planning relating to our debt maturities and evaluation and implementation of refinancing alternatives.

We can provide no assurance that we will be able to refinance or replace the bank credit facility or the 2002 senior subordinated notes or that financing options available to us, if any, will be on favorable or acceptable terms. If we are unable to refinance or replace the bank credit facility or the 2002 senior subordinated notes, we would be in default thereof, which may result in cross-defaults under our other outstanding indebtedness. If such defaults or cross-defaults were to occur, it would allow our lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. As discussed herein, we do not have sufficient funds to repay our outstanding indebtedness and our ability to otherwise refinance or replace our outstanding indebtedness is limited. If such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary for such repayment, which would have a material adverse effect on our financial position, results of operations and cash flows.

As discussed above, as of March 31, 2011, our fixed charge coverage ratio, as defined under our senior and senior subordinated note indentures, was below 2.0 to 1.0. While this fixed charge coverage ratio remains below 2.0 to 1.0, we are unable to refinance our outstanding subordinated indebtedness with senior indebtedness without waivers or consents from certain of our creditors, thus limiting the options available to us to refinance or replace our outstanding indebtedness. We can provide no assurance that we will be able to obtain such waivers or consents or that we will be able to refinance or replace our outstanding indebtedness or that financing options available to us, if any, will be on favorable or acceptable terms. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for further details regarding risks relating to our sufficiency of resources and debt maturities.

Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements under the bank credit facility, line of credit and note indentures, we had approximately $47.0 million of borrowing capacity under the bank credit facility as of March 31, 2011.

Contractual Obligations and Commitments

The following table presents future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,604,641	$529,641	$500,000	$375,000	$200,000
Interest payments on long-term debt (3)	342,794	107,833	124,331	64,542	46,088
Procurement (4)	67,666	18,983	30,641	10,792	7,250
Capital lease (5)	5,686	693	1,469	1,587	1,937

Total	$2,020,787	$657,150	$656,441	$451,921	$255,275

(1)	Represents payment obligations from April 1, 2011 to March 31, 2012.
(2)	Represents long-term debt maturities as of March 31, 2011.
(3)	Represents anticipated interest payments on long-term debt as of March 31, 2011, pursuant to respective debt agreements.
(4)	Represents anticipated expenditures in connection with various agreements entered into with vendors for inventory and other items, exclusive of amounts reflected in our condensed consolidated balance sheets.
(5)	Represents anticipated lease payments to the Tribe relating to property located adjacent to the Tribe’s reservation that is used for parking and access to Mohegan Sun.

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

New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board, or the FASB, issued guidance pertaining to disclosures about the credit quality of financing receivables and allowance for credit losses. The new guidance is effective for interim and annual periods ending on or after December 15, 2010. We adopted this guidance in our first quarter of fiscal 2011, and its adoption did not impact our financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance pertaining to the elimination of the concept of a qualifying special purpose entity. The new guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying the enterprise that has the power to direct the activities of the variable interest entity and the obligation to absorb losses or the right to receive benefits of the variable interest entity. Additionally, the new guidance provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The new guidance is effective for annual periods beginning on or after November 15, 2009. We adopted this guidance in our first quarter of fiscal 2011, and its adoption did not impact our financial position, results of operations or cash flows.

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

In January 2010, the FASB issued amended guidance pertaining to fair value measurements and disclosures. The amended guidance requires additional disclosures about significant unobservable inputs and transfers within Level 1 and 2 measurements. This guidance is effective for interim and annual periods beginning on or after December 15, 2009. We adopted this guidance in our first quarter of fiscal 2010, and its adoption did not impact our financial position, results of operations or cash flows. The amended guidance also requires enhanced disclosure of activities within Level 3 fair value measurements. Those disclosures are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2010. We do not expect this adoption to impact our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest accrues on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the bank credit facility. As of March 31, 2011, $493.0 million was drawn on the bank credit facility.

We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.

The following table presents information as of March 31, 2011 about our current financial instruments or debt obligations that are sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt instruments are based on quoted market prices or prices of similar instruments as of March 31, 2011.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$12,553	$250,707	$250,734	$225,763	$150,793	$202,345	$1,092,895	$955,511
Average interest rate	13.6%	8.0%	6.1%	7.1%	6.9%	11.4%	7.9%
Variable rate	$24,432	$493,000	$—	$—	$—	$—	$517,432	$500,177
Average interest rate (1)	3.7%	4.3%	—	—	—	—	4.3%

(1)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $5.2 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date: May 16, 2011	By:	/s/ BRUCE S. BOZSUM
Bruce S. Bozsum
Chairman and Member, Management Board

Date: May 16, 2011	By:	/s/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess
Chief Executive Officer,
Mohegan Tribal Gaming Authority
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ LEO M. CHUPASKA
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