Form 10-Q
period 2011-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2011-08-15
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 033-80655
 __________________________________________
MOHEGAN TRIBAL GAMING AUTHORITY
(Exact name of registrant as specified in its charter)
 __________________________________________

Not Applicable	06-1436334
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Mohegan Sun Boulevard, Uncasville, CT	06382
(Address of principal executive offices)	(Zip Code)
(860) 862-8000
(Registrant’s telephone number, including area code)
 ___________________________________________
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

MOHEGAN TRIBAL GAMING AUTHORITY

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$65,725	$63,897
Restricted cash	3,258	1,246
Receivables, net	23,798	24,154
Inventories	14,964	14,519
Other current assets	29,532	26,062
Total current assets	137,277	129,878
Non-current assets:
Property and equipment, net	1,538,507	1,573,153
Goodwill	39,459	39,459
Other intangible assets, net	406,440	406,747
Other assets, net	50,774	51,386
Total assets	$2,172,457	$2,200,623
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$755,114	$25,397
Current portion of relinquishment liability	75,902	69,031
Due to Mohegan Tribe	10,600	10,000
Current portion of capital leases	700	681
Trade payables	19,835	18,275
Construction payables	8,720	14,408
Accrued interest payable	27,806	26,849
Other current liabilities	143,489	140,407
Total current liabilities	1,042,166	305,048
Non-current liabilities:
Long-term debt, net of current portion	819,259	1,596,122
Relinquishment liability, net of current portion	128,873	161,692
Capital leases, net of current portion	4,815	5,349
Other long-term liabilities	1,300	368
Total liabilities	1,996,413	2,068,579
Commitments and Contingencies
Capital:
Retained earnings	173,091	129,476
Mohegan Tribal Gaming Authority capital	173,091	129,476
Non-controlling interests	2,953	2,568
Total capital	176,044	132,044
Total liabilities and capital	$2,172,457	$2,200,623
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Gaming	$328,317	$321,119	$952,418	$950,081
Food and beverage	22,446	23,925	65,669	70,078
Hotel	9,134	9,369	26,788	27,875
Retail, entertainment and other	29,123	27,796	77,947	83,022
Gross revenues	389,020	382,209	1,122,822	1,131,056
Less-Promotional allowances	(27,641)	(28,130)	(77,894)	(82,871)
Net revenues	361,379	354,079	1,044,928	1,048,185
Operating costs and expenses:
Gaming	198,923	204,593	587,247	603,344
Food and beverage	10,421	11,742	30,861	33,711
Hotel	3,413	3,504	9,906	10,581
Retail, entertainment and other	9,081	8,471	23,247	26,448
Advertising, general and administrative	52,978	52,121	151,400	152,551
Corporate	3,856	4,916	12,163	13,293
Depreciation and amortization	22,621	23,154	68,451	72,134
Severance	(11)	—	244	—
Pre-opening	—	1,651	—	2,179
Total operating costs and expenses	301,282	310,152	883,519	914,241
Income from operations	60,097	43,927	161,409	133,944
Other income (expense):
Accretion of discount to the relinquishment liability	(2,842)	(3,856)	(8,525)	(11,569)
Interest income	665	647	2,063	1,999
Interest expense, net of capitalized interest	(29,378)	(29,290)	(88,837)	(87,158)
Loss on early extinguishment of debt	—	—	—	(1,584)
Write-off of debt issuance costs	—	—	—	(338)
Other income (expense), net	118	(437)	(226)	(928)
Total other expense	(31,437)	(32,936)	(95,525)	(99,578)
Net income	28,660	10,991	65,884	34,366
Loss attributable to non-controlling interests	486	627	1,400	1,683
Net income attributable to Mohegan Tribal Gaming Authority	$29,146	$11,618	$67,284	$36,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, March 31, 2011	$161,659	$158,526	$3,133
Contributions from members	306	—	306
Net income (loss)	28,660	29,146	(486)
Distributions to Mohegan Tribe	(14,581)	(14,581)	—
Balance, June 30, 2011	$176,044	$173,091	$2,953

Balance, September 30, 2010	$132,044	$129,476	$2,568
Contributions from members	1,785	—	1,785
Net income (loss)	65,884	67,284	(1,400)
Distributions to Mohegan Tribe	(23,669)	(23,669)	—
Balance, June 30, 2011	$176,044	$173,091	$2,953

Balance, March 31, 2010	$165,120	$161,836	$3,284
Contributions from members	256	—	256
Net income (loss)	10,991	11,618	(627)
Distributions to Mohegan Tribe	(10,207)	(10,207)	—
Balance, June 30, 2010	$166,160	$163,247	$2,913

Balance, September 30, 2009	$179,685	$175,855	$3,830
Contributions from members	766	—	766
Net income (loss)	34,366	36,049	(1,683)
Distributions to Mohegan Tribe	(48,657)	(48,657)	—
Balance, June 30, 2010	$166,160	$163,247	$2,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2010
Cash flows provided by (used in) operating activities:
Net income	$65,884	$34,366
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	68,451	72,134
Accretion of discount to the relinquishment liability	8,525	11,569
Cash paid for accretion of discount to the relinquishment liability	(8,119)	(10,891)
Amortization of debt issuance costs	5,365	5,417
Accretion of bond discount	488	392
Amortization of net deferred gain on settlement of derivative instruments	(351)	(350)
Provision for losses on receivables	2,602	2,384
Net loss on disposition of assets	249	743
Loss on early extinguishment of debt	—	1,584
Write-off of debt issuance costs	—	338
Changes in operating assets and liabilities:
Increase in receivables	(1,578)	(1,515)
Increase in inventories	(445)	(240)
(Increase) decrease in other assets	(5,759)	397
Increase (decrease) in trade payables	1,560	(2,446)
Increase in other liabilities	2,219	21,788
Net cash flows provided by operating activities	139,091	135,670
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of decrease in construction payables of $5,688 and $8,795, respectively	(39,701)	(37,355)
Payment of table games authorization fee	—	(16,500)
Proceeds from Commonwealth of Pennsylvania’s facility improvement grant	—	1,000
Issuance of third-party loans and advances	(595)	(866)
Payments received on third-party loans	186	162
Decrease in restricted cash, net	163	1,271
Proceeds from asset sales	281	14
Net cash flows used in investing activities	(39,666)	(52,274)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	270,000	259,000
Bank Credit Facility repayments - revolving loan	(318,000)	(298,000)
Bank Credit Facility repayments - term loan	—	(147,000)
Salishan-Mohegan Bank Credit Facility borrowings - revolving loan	250	1,250
Line of Credit borrowings	412,909	372,808
Line of Credit repayments	(411,442)	(378,459)
Borrowings from Mohegan Tribe	600	—
Proceeds from issuance of Second Lien Senior Secured Notes, net of discount	—	192,468
Payments on long-term debt	(1,000)	(1,000)
Principal portion of relinquishment liability payments	(26,354)	(24,662)
Distributions to Mohegan Tribe	(23,669)	(48,657)
Capitalized debt issuance costs	(2,161)	(8,179)
Payments on capital lease obligations	(515)	(753)
Non-controlling interest contributions	1,785	766
Net cash flows used in financing activities	(97,597)	(80,418)
Net increase in cash and cash equivalents	1,828	2,978
Cash and cash equivalents at beginning of period	63,897	64,664
Cash and cash equivalents at end of period	$65,725	$67,642
Supplemental disclosure:
Cash paid during the period for interest	$82,377	$71,639
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—ORGANIZATION:
The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe” or the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Tribe is a federally-recognized Indian tribe with an approximately 507-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988 (“IGRA”), federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut entered into a compact (the “Mohegan Compact”), which was approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. In October 1996, the Authority opened Mohegan Sun, a gaming and entertainment complex situated on a 185-acre site on the Tribe's reservation. The Authority is governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in the Authority's Management Board.
As of June 30, 2011, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”) and MTGA Gaming, LLC (“MTGA Gaming”). MBC owns and operates the Connecticut Sun, a professional basketball team in the Women's National Basketball Association (the “WNBA”). MBC currently owns a 3.8% membership interest in WNBA, LLC. Mohegan Golf owns and operates the Mohegan Sun Country Club at Pautipaug golf course in Southeastern Connecticut (“Mohegan Sun Country Club”).
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
MTGA Gaming and the Tribe hold 49% and 51% membership interests in Mohegan Gaming & Hospitality, LLC (“MG&H”), respectively. MG&H holds a 100% membership interest in Mohegan Resorts, LLC (“Mohegan Resorts”). Certain of the Authority's and the Tribe's diversification efforts are conducted, either directly or indirectly, through MG&H and Mohegan Resorts. Mohegan Resorts holds a 100% membership interest in Mohegan Resorts Mass, LLC, which was formed to pursue potential gaming opportunities in the Commonwealth of Massachusetts. Mohegan Resorts also holds 100% membership interests in Mohegan Resorts New York, LLC and Mohegan Gaming New York, LLC (collectively, the “Mohegan New York Entities”). The Mohegan New York Entities were formed to pursue potential gaming opportunities in the state of New York. The Mohegan New York Entities have agreed in principle to enter into a joint venture arrangement with unrelated third-party investors and developers to manage a proposed gaming facility to be located in Thompson, New York.

NOTE 2—LIQUIDITY AND FINANCIAL POSITION

The Authority has significant outstanding indebtedness and financial commitments. As of June 30, 2011, the Authority's debt totaled $1.6 billion, of which $765.7 million matures within the next twelve months, including $479.0 million outstanding under the Authority's Bank Credit Facility which matures on March 9, 2012 and the Authority's $250.0 million 2002 8% Senior Subordinated Notes which mature on April 1, 2012. In addition, a substantial amount of the Authority's other outstanding indebtedness matures over the following three fiscal years. Please refer to Note 4 “Long-Term Debt” for further details regarding

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

the Authority's debt maturities. The Authority estimates, but can provide no assurance, that cash flows from operations, combined with existing cash balances and available borrowings under the Bank Credit Facility, including any extensions or replacements thereof, will be sufficient to fund its cash requirements for scheduled interest payments on its outstanding indebtedness, relinquishment payments, planned capital expenditures, distributions to the Tribe and projected working capital needs over the next twelve months. However, the Authority does not anticipate that these funding sources will be sufficient to repay amounts outstanding under the Bank Credit Facility or the $250.0 million 2002 8% Senior Subordinated Notes at maturity. Accordingly, the Authority intends to refinance such outstanding indebtedness or otherwise access the debt capital markets to replace such outstanding indebtedness prior to their maturity in order to maintain sufficient resources for its operations. In this regard, the Authority has engaged Blackstone Advisory Partners, L.P. and Credit Suisse Securities (USA) LLC to assist in its strategic planning relating to its debt maturities and evaluation and implementation of refinancing alternatives. The Authority can provide no assurance that it will be able to refinance or replace the Bank Credit Facility or the $250.0 million 2002 8% Senior Subordinated Notes or that financing options available to it, if any, will be on favorable or acceptable terms. If the Authority is unable to refinance or replace the Bank Credit Facility and the $250.0 million 2002 8% Senior Subordinated Notes at or prior to their respective maturities, it would be in default thereof, which may result in cross-defaults under its other outstanding indebtedness. If such defaults or cross-defaults were to occur, it would allow the Authority's lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. As discussed herein, the Authority would not have sufficient funds to repay such accelerated indebtedness and its ability to otherwise refinance or replace its outstanding indebtedness is limited. If such acceleration were to occur, the Authority can provide no assurance that it would be able to obtain the financing necessary for such repayment, which would have a material adverse effect on the Authority's financial position, results of operations and cash flows.

The Authority continues to monitor revenues, expenditures and borrowings under the Bank Credit Facility to ensure continued compliance with its financial covenant requirements. While the Authority anticipates that it will remain in compliance with all covenant requirements under the Bank Credit Facility for all periods prior to maturity, it may need to increase revenues or offset any future declines in revenues by implementing further cost containment and other initiatives in order to maintain compliance with these financial covenant requirements. If the Authority is unable to satisfy its financial covenant requirements, it would need to obtain waivers or amendments under the Bank Credit Facility; however, the Authority can provide no assurance that it would be able to obtain such waivers or amendments. If the Authority is unable to obtain such waivers or amendments, it would be in default under the Bank Credit Facility, which may result in cross-defaults under its other outstanding indebtedness and allow its lenders and creditors to exercise their rights and remedies, as discussed above.

In addition, if the Authority's pro forma fixed charge coverage ratio, as defined under its senior and senior subordinated note indentures, falls below 2.0 to 1.0, it will be unable to refinance its outstanding subordinated indebtedness with senior indebtedness without waivers or consents from certain of its creditors, thus limiting the options available to the Authority to refinance or replace its outstanding indebtedness. In such event, the Authority can provide no assurance that it will be able to obtain such waivers or consents or that it will be able to refinance or replace its outstanding indebtedness or that financing options available to it, if any, will be on favorable or acceptable terms. As of June 30, 2011, the Authority's fixed charge coverage ratio was above 2.0 to 1.0.

NOTE 3—BASIS OF PRESENTATION:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments, including normal recurring accruals and adjustments, necessary for a fair statement of the Authority's operating results for the interim period, have been included. The Authority's operating results for the three months and nine months ended June 30, 2011 are not necessarily indicative of results for the fiscal year ending September 30, 2011.
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Authority's Annual Report on Form 10-K for the fiscal year ended September 30, 2010. The Authority's operating results for the three months and nine months ended June 30, 2011 reflect an adjustment of $3.7 million to reduce cash and cash equivalents and slot revenues that were incorrectly recorded during fiscal 2005, 2006 and 2007, and interim periods within those fiscal years. Because amounts involved were not material to the Authority’s

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

financial statements in any individual prior period, and the cumulative amount is not material to estimated operating results for the fiscal year ending September 30, 2011, the Authority recorded the cumulative effect of correcting these items during the three months ended June 30, 2011. In addition, certain amounts in the accompanying 2010 condensed consolidated financial statements have been reclassified to conform to 2011 presentation.
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

•
Level 2—Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets or valuations based on models where the significant inputs are observable or can be corroborated by observable market data; and

•
Level 3—Valuations based on models where the significant inputs are unobservable. The unobservable inputs reflect the Authority's estimates or assumptions that market participants would utilize in pricing such assets or liabilities.

The Authority's assessment of the significance of a particular input requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy.
The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	June 30, 2011
	Carrying Value	Fair Value
Bank Credit Facility	$479,000	$461,636
2009 11 1/2% Second Lien Senior Secured Notes	$193,502	$205,376
2005 6 1/8% Senior Unsecured Notes	$250,000	$207,970
2001 8 3/8% Senior Subordinated Notes	$2,010	$1,634
2002 8% Senior Subordinated Notes	$250,000	$203,283
2004 7 1/8% Senior Subordinated Notes	$225,000	$154,548
2005 6 7/8% Senior Subordinated Notes	$150,000	$100,407

The estimated fair values of the Authority's financing facilities and notes were based on quoted market prices or prices of similar instruments on or about June 30, 2011.
Severance
In September 2010, the Authority implemented cost containment initiatives in an effort to better align operating costs with market and business conditions, including a workforce reduction in Uncasville, Connecticut. The costs associated with related post-employment severance benefits were expensed at the time the termination was communicated to the employees. Severance for the three months and nine months ended June 30, 2011 resulted from adjustments to the initial estimates utilized under the workforce reduction plan. Cash payments commenced in September 2010 and are anticipated to be completed in March 2012. The Authority does not anticipate incurring any additional severance charges in connection with this workforce reduction, other than charges that may arise from adjustments to the initial estimates utilized under the plan. The following table presents a

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

reconciliation of the related severance liability by business segment (in thousands):

	Mohegan Sun	Corporate	Total
Balance, March 31, 2011	$1,618	$9	$1,627
Adjustments	(11)	—	(11)
Cash payments	(830)	(9)	(839)
Balance, June 30, 2011	$777	$—	$777

Balance, September 30, 2010	$9,801	$35	$9,836
Adjustments	242	2	244
Cash payments	(9,266)	(37)	(9,303)
Balance, June 30, 2011	$777	$—	$777
Long-Term Receivables
Long-term receivables consist primarily of receivables from affiliates and tenants.
Receivables from affiliates, which are included in other assets, net, in the accompanying condensed consolidated balance sheets, consist primarily of reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project and WTG on behalf of the Menominee Tribe for the Menominee Project. The Salishan-Mohegan receivables are payable upon: (1) the receipt of necessary financing for the development of the proposed casino, and (2) the related property being taken into trust by the United States Department of the Interior. Due to the uncertainty in the development of the Cowlitz Project, the Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Authority's estimate of the probability that the receivables will be collected. The Authority assesses the reserve for doubtful collection of the Salishan-Mohegan receivables on a quarterly basis. Future developments in the receipt of financing, the relevant land being taken into trust or other matters affecting the Cowlitz Project could affect the collectability of the Salishan-Mohegan receivables. In fiscal 2008, the WTG receivables were fully reserved, and, in fiscal 2010, WTG ceased advancing development expenses on behalf of the Menominee Tribe for the Menominee Project. A portion of the WTG receivables is payable upon the receipt of necessary financing for the development of the proposed casino, subject to certain conditions.
Receivables from tenants, which are primarily included in other assets, net, in the accompanying condensed consolidated balance sheets, consist primarily of funds loaned to various tenants at Mohegan Sun and Mohegan Sun at Pocono Downs. Loan terms range between three and ten years. The Authority maintains a reserve for doubtful collection of receivables from tenants, which is based on the Authority's estimate of the amount expected to be uncollectible considering historical experience, creditworthiness of the related tenant and all other available information.
The following table presents a reconciliation of long-term receivables and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates (1)	Tenants	Total
Balance, March 31, 2011	$44,903	$1,412	$46,315
Additions:
Issuance of affiliate advances and tenant loans	888	—	888
Deductions:
Payments received	—	(63)	(63)
Balance, June 30, 2011	$45,791	$1,349	$47,140

Balance, September 30, 2010	$43,205	$2,468	$45,673
Additions:
Issuance of affiliate advances and tenant loans	2,586	—	2,586
Deductions:
Payments received	—	(186)	(186)
Other	—	(933)	(933)
Balance, June 30, 2011	$45,791	$1,349	$47,140
__________

(1)
Includes interest receivable of $17.8 million, $17.2 million and $15.8 million as of June 30, 2011, March 31, 2011 and September 30, 2010, respectively. The WTG receivables no longer accrue interest pursuant to a release and reimbursement agreement entered into in September 2010.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Tenants	Total
Balance, March 31, 2011	$19,716	$85	$19,801
Additions:
Charges to bad debt expense	258	—	258
Deductions:
Adjustments	—	(4)	(4)
Balance, June 30, 2011	$19,974	$81	$20,055

Balance, September 30, 2010	$19,215	$149	$19,364
Additions:
Charges to bad debt expense	759	—	759
Deductions:
Adjustments	—	(68)	(68)
Balance, June 30, 2011	$19,974	$81	$20,055

New Accounting Standards

In June 2011, the FASB issued revised guidance pertaining to reporting of comprehensive income. The revised guidance allows an entity the option of presenting the total of comprehensive income, components of net income and components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The revised guidance is effective retrospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2011. The Authority does not expect this adoption to impact its financial position, results of operations or cash flows.

In July 2010, the FASB issued guidance pertaining to disclosures about the credit quality of financing receivables and allowance for credit losses. The new guidance is effective for interim and annual periods ending on or after December 15, 2010. The Authority adopted this guidance in its first quarter of fiscal 2011, and its adoption did not impact the Authority's financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance pertaining to the elimination of the concept of a qualifying special purpose entity. The new guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying the enterprise that has the power to direct the activities of the variable interest entity and the obligation to absorb losses or the right to receive benefits of the variable interest entity. Additionally, the new guidance provides more timely and useful information about an enterprise's involvement with a variable interest entity. The new guidance is effective for annual periods beginning on or after November 15, 2009. The Authority adopted this guidance in its first quarter of fiscal 2011, and its adoption did not impact the Authority's financial position, results of operations or cash flows.

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

In January 2010, the FASB issued amended guidance pertaining to fair value measurements and disclosures. The amended guidance requires additional disclosures about significant unobservable inputs and transfers within Level 1 and 2 measurements. This guidance is effective for interim and annual periods beginning on or after December 15, 2009. The Authority adopted this guidance in its first quarter of fiscal 2010, and its adoption did not impact the Authority's financial position, results of operations or cash flows. The amended guidance also requires enhanced disclosure of activities within Level 3 fair value measurements. Those disclosures are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2010. The Authority does not expect this adoption to impact its financial position, results of operations or cash flows.

NOTE 4—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	June 30, 2011	September 30, 2010
Bank Credit Facility, due March 2012	$479,000	$527,000
2009 11 1/2% Second Lien Senior Secured Notes, due November 2017, net of discount of $6,498 and $6,986, respectively	193,502	193,014
2005 6 1/8% Senior Unsecured Notes, due February 2013	250,000	250,000
2001 8 3/8% Senior Subordinated Notes, due July 2011	2,010	2,010
2002 8% Senior Subordinated Notes, due April 2012	250,000	250,000
2004 7 1/8% Senior Subordinated Notes, due August 2014	225,000	225,000
2005 6 7/8% Senior Subordinated Notes, due February 2015	150,000	150,000
Line of Credit, due September 2011	8,854	7,387
Salishan-Mohegan Bank Credit Facility, due October 2011	15,250	15,000
Mohegan Tribe Promissory Note, due October 2011	10,000	10,000
Mohegan Tribe Credit Facility, due October 2011	600	—
WNBA Promissory Note	—	1,000
Subtotal	1,584,216	1,630,411
Plus: net deferred gain on derivative instruments sold	757	1,108
Long-term debt, excluding capital leases	1,584,973	1,631,519
Less: current portion of long-term debt	(765,714)	(35,397)
Long-term debt, net of current portion	$819,259	$1,596,122

Bank Credit Facility
In October 2009, the Authority entered into an amendment to the terms of its Bank Credit Facility. The Bank Credit Facility provides for a revolving loan and letter of credit borrowing capacity of up to $675.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The Bank Credit Facility has no mandatory amortization provision and is payable in full on March 9, 2012. As of June 30, 2011, $479.0 million was drawn on the Bank Credit Facility. As of June 30, 2011, letters of credit issued under the Bank Credit Facility totaled $3.9 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, and after taking into account restrictive financial covenant requirements under the Bank Credit Facility and the Authority's Line of Credit and note indentures, the Authority had approximately $122.9 million of borrowing capacity under the Bank Credit Facility as of June 30, 2011.
Under the Bank Credit Facility, at the Authority's option, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar Rate, plus in either case, an Applicable Rate based on the Authority's total leverage ratio, as each term is defined under the Bank Credit Facility. The Authority also pays commitment fees for the unused portion of borrowing capacity under the Bank Credit Facility on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused borrowing capacity for that calendar quarter. The Applicable Rate for Base Rate loans is between 1.25% and 2.75%. The Applicable Rate for Eurodollar Rate loans is between 2.50% and 4.00%. The Applicable Rate for commitment fees is between 0.20% and 0.50%. The Base Rate is the higher of Bank of America's announced Prime Rate, the Eurodollar Rate for one-month contracts plus 1.25% or the Federal Funds Rate plus 0.50%. Interest on Base Rate loans is payable quarterly in arrears. Interest on Eurodollar Rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of June 30, 2011, the Authority had $3.0 million in Base Rate loans and $476.0 million in Eurodollar Rate loans outstanding. The Base Rate loans outstanding at June 30, 2011 were based on Bank of America's Prime Rate of 3.25% plus an Applicable Rate of 2.50%. The Eurodollar Rate loans outstanding at June 30, 2011 were based on a one-month Eurodollar Rate of 0.19% plus an Applicable Rate of 3.75%. The Applicable Rate for commitment fees was 0.50% as of June 30, 2011. As of June 30, 2011 and September 30, 2010, accrued interest, including commitment fees, on the Bank Credit Facility was $911,000 and $780,000, respectively.
The Bank Credit Facility is collateralized by a first priority lien on substantially all of the Authority's assets, including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land and improvements that comprise Mohegan Sun. The Authority also is required to pledge additional assets as collateral for the Bank Credit Facility as it or its existing and future guarantor subsidiaries acquire them. The Authority's obligations under the Bank Credit Facility are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The Bank Credit Facility includes non-financial covenant requirements of the types customarily found in loan agreements for similar transactions. The Bank Credit Facility also subjects the Authority to a number of restrictive financial covenant requirements. These financial covenant requirements include, among other things, a minimum

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

fixed charge coverage ratio, maximum total leverage and senior leverage ratios and maximum capital expenditures.

The Authority continues to monitor revenues, expenditures and borrowings under the Bank Credit Facility to ensure continued compliance with its financial covenant requirements. While the Authority anticipates that it will remain in compliance with all covenant requirements under the Bank Credit Facility for all periods prior to maturity, it may need to increase revenues or offset any future declines in revenues by implementing further cost containment and other initiatives in order to maintain compliance with these financial covenant requirements. If the Authority is unable to satisfy its financial covenant requirements, it would need to obtain waivers or amendments under the Bank Credit Facility; however, the Authority can provide no assurance that it would be able to obtain such waivers or amendments. If the Authority is unable to obtain such waivers or amendments, it would be in default under the Bank Credit Facility, which may result in cross-defaults under its other outstanding indebtedness. If such defaults or cross-defaults were to occur, it would allow the Authority's lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. The Authority would not have sufficient funds to repay such accelerated indebtedness and its ability to otherwise refinance or replace its outstanding indebtedness is limited. As a result, if such acceleration were to occur, the Authority can provide no assurance that it would be able to obtain the financing necessary for such repayment. The Authority plans to refinance or replace the Bank Credit Facility at or prior to maturity (refer to note 2).
As of June 30, 2011, the Authority and the Tribe were in compliance with all respective covenant requirements under the Bank Credit Facility.
Senior Notes
2009 11  1/2% Second Lien Senior Secured Notes
In October 2009, the Authority issued $200.0 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.50% per annum (the “2009 Second Lien Senior Secured Notes”). The 2009 Second Lien Senior Secured Notes were issued at a price of 96.234% of par, to yield an effective interest rate of 12.25% per annum. The net proceeds from this financing were used to repay a then-existing term loan and revolving loans under the Bank Credit Facility, as well as to pay related transaction costs and expenses associated with the issuance. The 2009 Second Lien Senior Secured Notes mature on November 1, 2017. The first call date for the 2009 Second Lien Senior Secured Notes is November 1, 2013. Interest on the 2009 Second Lien Senior Secured Notes is payable semi-annually on May 1st and November 1st. The 2009 Second Lien Senior Secured Notes are collateralized by a second priority lien on substantially all of the Authority's and its existing and future guarantor subsidiaries' properties and assets, and are effectively subordinated to all of the Authority's and its existing and future guarantor subsidiaries' first priority lien secured indebtedness, including borrowings under the Bank Credit Facility, to the extent of the value of the collateral securing such indebtedness. The 2009 Second Lien Senior Secured Notes rank equally in right of payment with all of the Authority's and its existing and future guarantor subsidiaries' senior indebtedness and Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing, but, to the extent of the value of the collateral securing such indebtedness, rank effectively senior to all of the Authority's and its existing and future guarantor subsidiaries' unsecured senior indebtedness, including the 2005 6 1/8% Senior Unsecured Notes and Senior and Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2009 Second Lien Senior Secured Notes rank senior to all of the Authority's and its existing and future guarantor subsidiaries' subordinated indebtedness, including the 2001 8 3/8% Senior Subordinated Notes, 2002 8% Senior Subordinated Notes, 2004 7 1/8% Senior Subordinated Notes and 2005 6 7/8% Senior Subordinated Notes. As of June 30, 2011 and September 30, 2010, accrued interest on the 2009 Second Lien Senior Secured Notes was $3.8 million and $9.6 million, respectively.
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

2005 6 1/8% Senior Unsecured Notes
In February 2005, the Authority issued $250.0 million Senior Unsecured Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Unsecured Notes”). The 2005 Senior Unsecured Notes mature on February 15, 2013. The first call date for the 2005 Senior Unsecured Notes was February 15, 2009. Interest on the 2005 Senior Unsecured Notes is payable semi-annually on February 15th and August 15th. The 2005 Senior Unsecured Notes are uncollateralized general obligations of the

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Authority, and are effectively subordinated to all of the Authority's and its existing and future guarantor subsidiaries' senior secured indebtedness, including borrowings under the Bank Credit Facility and 2009 Second Lien Senior Secured Notes, to the extent of the value of the collateral securing such debt. The 2005 Senior Unsecured Notes rank equally in right of payment with the 2009 Second Lien Senior Secured Notes and Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Unsecured Notes rank senior to Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing and all of the Authority's and its existing and future guarantor subsidiaries' subordinated indebtedness, including the 2001 8 3/8% Senior Subordinated Notes, 2002 8% Senior Subordinated Notes, 2004 7 1/8% Senior Subordinated Notes and 2005 6 7/8% Senior Subordinated Notes. As of June 30, 2011 and September 30, 2010, accrued interest on the 2005 Senior Unsecured Notes was $5.7 million and $1.9 million, respectively.
The 2005 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, WTG and MTGA Gaming. Refer to Note 9 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities.
Senior Subordinated Notes
2001 8 3/8% Senior Subordinated Notes
In July 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). In August 2004, the Authority completed a cash tender offer and consent solicitation and repurchase of $133.7 million aggregate principal amount of the 2001 Senior Subordinated Notes. In March 2009, the Authority repurchased an additional $14.3 million aggregate principal amount of the 2001 Senior Subordinated Notes. An aggregate principal amount of approximately $2.0 million of the 2001 Senior Subordinated Notes remained outstanding as of June 30, 2011. As of June 30, 2011 and September 30, 2010, accrued interest on the then-outstanding 2001 Senior Subordinated Notes was $84,000 and $42,000, respectively. The outstanding 2001 Senior Subordinated Notes, including accrued interest, matured on July 1, 2011, at which time the Authority repaid them with proceeds from the Bank Credit Facility.

2002 8% Senior Subordinated Notes
In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.000% per annum (the “2002 Senior Subordinated Notes”). The 2002 Senior Subordinated Notes mature on April 1, 2012. The first call date for the 2002 Senior Subordinated Notes was April 1, 2007. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1st and October 1st. As of June 30, 2011 and September 30, 2010, accrued interest on the 2002 Senior Subordinated Notes was $5.0 million and $10.0 million, respectively. The Authority plans to refinance or replace the 2002 Senior Subordinated Notes at or prior to maturity (refer to note 2).
2004 7 1/8% Senior Subordinated Notes
In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The 2004 Senior Subordinated Notes mature on August 15, 2014. The first call date for the 2004 Senior Subordinated Notes was August 15, 2009. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. As of June 30, 2011 and September 30, 2010, accrued interest on the 2004 Senior Subordinated Notes was $6.0 million and $2.0 million, respectively.
2005 6 7/8% Senior Subordinated Notes
In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The 2005 Senior Subordinated Notes mature on February 15, 2015. The first call date for the 2005 Senior Subordinated Notes was February 15, 2010. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. As of June 30, 2011 and September 30, 2010, accrued interest on the 2005 Senior Subordinated Notes was $3.9 million and $1.3 million, respectively.

The Authority's senior subordinated notes are uncollateralized general obligations of the Authority, and are subordinated to borrowings under the Bank Credit Facility, 2009 Second Lien Senior Secured Notes, 2005 Senior Unsecured Notes and Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The senior subordinated notes rank equally in right of payment with each other and Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, WTG and MTGA Gaming, except for the 2001 Senior Subordinated Notes, which are fully and unconditionally guaranteed solely by MBC. Refer to Note 9 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The senior and senior subordinated note indentures contain certain non-financial and financial covenant requirements with which the Authority and the Tribe must comply. The non-financial covenant requirements include, among other things, reporting obligations, compliance with laws and regulations, maintenance of licenses and insurances and continued existence of the Authority. The financial covenant requirements include, among other things, limitations on the Authority's ability to make restricted payments, as defined under the note indentures, and incur additional indebtedness. Under these financial covenant requirements, the Authority is generally able to make restricted payments, including distributions to the Tribe, and incur additional indebtedness that otherwise may be restricted, provided the Authority's pro forma fixed charge coverage ratio is at least 2.0 to 1.0. If the Authority's pro forma fixed charge coverage ratio falls below 2.0 to 1.0, its ability to make restricted payments and incur additional indebtedness will be limited and subject to other applicable exceptions under the note indentures. Additionally, while the Authority may continue to borrow under the Bank Credit Facility pursuant to exceptions contained in the note indentures, its ability to incur other additional indebtedness to raise capital also will be limited. Further, if the Authority's pro forma fixed charge coverage ratio falls below 2.0 to 1.0, the Authority would be unable to refinance or replace its outstanding subordinated indebtedness with senior indebtedness without waivers or consents from certain of its creditors, thus limiting the options available to the Authority to refinance or replace its outstanding indebtedness. In such event, the Authority can provide no assurance that it will be able to obtain such waivers or consents or that it will be able to refinance or replace its outstanding indebtedness or that financing options available to it, if any, will be on favorable or acceptable terms.
As of June 30, 2011, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and the Authority's liquidity and covenant requirement restrictions, among other factors.
Line of Credit
As of June 30, 2011, the Authority had a $16.5 million revolving loan agreement with Bank of America, N.A. (the “Line of Credit”). The Line of Credit matures on September 8, 2011. Under the Line of Credit, at the Authority's option, each advance accrues interest on the basis of a one-month Eurodollar Rate or Prime Rate, plus in either case, an Applicable Rate based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations. As of June 30, 2011, the Authority had $8.9 million in Eurodollar Rate loans outstanding, which were based on a one-month Eurodollar Rate of 0.19% plus an Applicable Rate of 3.25%. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least the Line of Credit commitment amount available for borrowing under the Bank Credit Facility. As of June 30, 2011, the Authority was in compliance with all covenant requirements under the Line of Credit and had $7.6 million of borrowing capacity thereunder. The Authority has commenced discussions with Bank of America, N.A. to extend the maturity date of the Line of Credit; however, it can provide no assurance of the terms of such extension or whether such extension will be granted. As of June 30, 2011, accrued interest on the Line of Credit was $5,000. As of September 30, 2010, there was no accrued interest on the Line of Credit.
Salishan-Mohegan Bank Credit Facility
As of June 30, 2011, Salishan-Mohegan had a fully drawn $15.25 million revolving loan agreement with Bank of America, N.A. (the “Salishan-Mohegan Bank Credit Facility”). The Salishan-Mohegan Bank Credit Facility matures on October 18, 2011. Under the Salishan-Mohegan Bank Credit Facility, at the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar Rate, plus in either case, an Applicable Rate, as defined under the Salishan-Mohegan Bank Credit Facility. The Applicable Rate is 2.50% for Base Rate loans and 3.50% for Eurodollar Rate loans. The Base Rate is the higher of Bank of America's announced Prime Rate or the Federal Funds Rate plus 0.50%. The Salishan-Mohegan Bank Credit Facility has no mandatory amortization provision and is payable in full at maturity. The Salishan-Mohegan Bank Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan-Mohegan Bank Credit Facility also are guaranteed by the Tribe. The Salishan-Mohegan Bank Credit Facility subjects Salishan-Mohegan to certain non-financial and financial covenant requirements customarily found in loan agreements for similar transactions. As of June 30, 2011, Salishan-Mohegan was in compliance with all respective covenant requirements under the Salishan-Mohegan Bank Credit Facility. The Authority has commenced discussions with Bank of America, N.A. to extend the maturity date of the Salishan-Mohegan Bank Credit Facility; however, it can provide no assurance of the terms of such extension or whether such extension will be granted.
As of June 30, 2011, Salishan-Mohegan had $15.25 million in Eurodollar Rate loans and no Base Rate loan outstanding. The Eurodollar Rate loans outstanding at June 30, 2011 were based on a one-month Eurodollar Rate of 0.19% plus an Applicable Rate of 3.50%. As of June 30, 2011 and September 30, 2010, accrued interest on the Salishan-Mohegan Bank Credit Facility was

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

$38,000 and $2,000, respectively.
Mohegan Tribe Promissory Note
In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “Mohegan Tribe Promissory Note”), which was used to repay revolving loans under the Salishan-Mohegan Bank Credit Facility. The Mohegan Tribe Promissory Note matures on October 18, 2011. The Mohegan Tribe Promissory Note accrues interest at an annual rate of 15.0%. Under the terms of the Mohegan Tribe Promissory Note, as amended, accrued interest from November 2009 through October 2010 was paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity; and from November 2010 through maturity, all accrued interest under the Mohegan Tribe Promissory Note is payable at maturity. The Authority has commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe Promissory Note; however, it can provide no assurance of the terms of such extension or whether such extension will be granted. As of June 30, 2011 and September 30, 2010, accrued interest on the Mohegan Tribe Promissory Note was $2.3 million and $1.2 million, respectively.
Mohegan Tribe Credit Facility
In February 2011, the Tribe agreed to lend Salishan-Mohegan up to $300,000 to fund its working capital requirements pursuant to a revolving commercial promissory note (the “Mohegan Tribe Credit Facility”). In May 2011, Salishan-Mohegan entered into an amendment to the terms of the Mohegan Tribe Credit Facility to increase the borrowing capacity from $300,000 to $1.0 million. The Mohegan Tribe Credit Facility matures on October 18, 2011. The Mohegan Tribe Credit Facility accrues interest at an annual rate of 15.0% payable at maturity. The Authority has commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe Credit Facility; however, it can provide no assurance of the terms of such extension or whether such extension will be granted. As of June 30, 2011, Salishan-Mohegan had $600,000 drawn on the Mohegan Tribe Credit Facility and $400,000 of borrowing capacity thereunder. As of June 30, 2011, accrued interest on the Mohegan Tribe Credit Facility was $18,000.

NOTE 5—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $14.6 million and $10.2 million for the three months ended June 30, 2011 and 2010, respectively, and $23.7 million and $48.7 million for the nine months ended June 30, 2011 and 2010, respectively.
The Tribe provides governmental and certain administrative services to the Authority in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services of $6.9 million and $7.0 million for the three months ended June 30, 2011 and 2010, respectively, and $20.6 million and $21.0 million for the nine months ended June 30, 2011 and 2010, respectively.
The Authority purchases the majority of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities of $5.3 million and $6.0 million for the three months ended June 30, 2011 and 2010, respectively, and $16.3 million and $18.6 million for the nine months ended June 30, 2011 and 2010, respectively.
In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, which was used to repay revolving loans under the Salishan Credit Facility. The Mohegan Tribe Promissory Note matures on October 18, 2011. The Mohegan Tribe Promissory Note accrues interest at an annual rate of 15.0%. Under the terms of the Mohegan Tribe Promissory Note, as amended, accrued interest from November 2009 through October 2010 was paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity; and from November 2010 through maturity, all accrued interest under the Mohegan Tribe Promissory Note is payable at maturity. The Authority incurred interest expense associated with the Mohegan Tribe Promissory Note of $374,000 for each of the three months ended June 30, 2011 and 2010 and $1.1 million for each of the nine months ended June 30, 2011 and 2010, respectively.
In February 2011, the Tribe agreed to lend Salishan-Mohegan up to $300,000 to fund its working capital requirements pursuant to a revolving commercial promissory note. In May 2011, Salishan-Mohegan entered into an amendment to the terms of the Mohegan Tribe credit facility to increase the borrowing capacity from $300,000 to $1.0 million. The Mohegan Tribe credit facility matures on October 18, 2011. The Mohegan Tribe credit facility accrues interest at an annual rate of 15.0% payable at maturity. As of June 30, 2011, Salishan-Mohegan had $600,000 drawn on the Mohegan Tribe Credit Facility and $400,000 of borrowing capacity thereunder. The Authority incurred interest expense associated with the Mohegan Tribe Credit Facility of $15,000 and $18,000 for the three months and nine months ended June 30, 2011, respectively.
The Authority leases the land on which Mohegan Sun is located from the Tribe under a long-term lease agreement. The agreement requires the Authority to make a nominal annual rental payment. This lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

In addition, in July 2008, the Authority entered into a land lease agreement with the Tribe, replacing a prior land lease agreement, relating to property located adjacent to the Tribe's reservation that is utilized by Mohegan Sun for employee parking. This agreement requires the Authority to make monthly payments equaling $75,000 until maturity on June 30, 2018. The Authority classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease.
The Authority previously leased a building located adjacent to Mohegan Sun from the Tribe. In September 2010, the Tribe contributed the building to the Authority. The Authority expensed $12,000 and $36,000 relating to this lease for the three months and nine months ended June 30, 2010.
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

In September 2009, the Authority entered into a settlement agreement with the State of Connecticut regarding contribution payments on the Authority's free promotional slot play program and the distribution of previously escrowed payments, following litigation between the State of Connecticut and the MPT concerning similar issues. Under the terms of the settlement agreement, effective July 1, 2009, the State of Connecticut agreed that no value shall be attributed to free promotional slot plays utilized by patrons at Mohegan Sun for purposes of calculating monthly contribution payments, provided that the aggregate amount of free promotional slot plays during any month does not exceed 5.5% of gross revenues from slot machines for such month. In the event free promotional slot plays exceed 5.5% of monthly gross revenues from slot machines, contribution payments are required on such excess face amount of free promotional slot plays at the same rate as Slot Win Contribution payments, or 25%.
The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $46.8 million and $48.3 million for the three months ended June 30, 2011 and 2010, respectively, and $135.4 million and $140.4 million for the nine months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and September 30, 2010, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $15.1 million and $14.8 million, respectively.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The Pennsylvania Race Horse Development and Gaming Act stipulates that holders of Category One slot machine licenses must pay a portion of revenues from slot machines to the PGCB on a daily basis (“Pennsylvania Slot Machine Tax”), which includes local share assessments to be paid to the cities and municipalities hosting Mohegan Sun at Pocono Downs and amounts to be paid to the Pennsylvania Harness Horsemen's Association, Inc. (the “PHHA”). The Pennsylvania Slot Machine Tax is currently 55% of gross revenues from slot machines, 2% of which is subject to a $10.0 million minimum annual threshold to ensure that the host cities and municipalities receive an annual minimum of $10.0 million in local share assessments. Downs Racing maintains a $1.5 million escrow deposit in the name of the Commonwealth of Pennsylvania for Pennsylvania Slot Machine Tax payments, which was included in other assets, net, in the accompanying condensed consolidated balance sheets.

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $32.4 million and $33.2 million for the three months ended June 30, 2011 and 2010, respectively, and $95.5 million and $95.1 million for the nine months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and September 30, 2010, outstanding Pennsylvania Slot Machine Tax payments totaled $3.2 million and $4.6 million, respectively.
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
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.7 million and $ 4.9 million for the three months and nine months ended June 30, 2011, respectively. As of June 30, 2011 and September 30, 2010, outstanding Pennsylvania Table Game Tax payments totaled $167,000.
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
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $1.3 million and $1.1 million for the three months ended June 30, 2011 and 2010, respectively, and $3.7 million and $3.0 million for the nine months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and September 30, 2010, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $90,000 and $87,000, respectively.
Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which also are to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 approved gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 10 of the 14 approved gaming facilities have commenced operations. As of June 30, 2011, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. On June 28, 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment will commence on January 1, 2012 and continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee. The Authority recorded a $676,000 charge in connection with this repayment schedule, which was reflected in gaming costs and expenses in the accompanying condensed consolidated statements of income for the three months and nine months ended June 30, 2011.
Horsemen’s Agreement
Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

wagering at the Pennsylvania Entities through December 31, 2014. As of June 30, 2011 and September 30, 2010, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $11.6 million and $9.1 million, respectively.
Priority Distribution Agreement
In August 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which stipulates that the Authority must make monthly payments to the Tribe to the extent of the Authority's Net Cash Flow, as defined under the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate priority distribution payments in each calendar year to $14.0 million, as adjusted annually in accordance with a formula specified in the Priority Distribution Agreement to reflect the effects of inflation. Payments under the Priority Distribution Agreement: (1) do not reduce the Authority's obligations to reimburse the Tribe for governmental and administrative services provided by the Tribe or to make payments under any other agreements with the Tribe; (2) are limited obligations of the Authority and are payable only to the extent of the Authority's Net Cash Flow, as defined under the Priority Distribution Agreement; and (3) are not secured by a lien or encumbrance on any of the Authority's assets or properties.

The Authority reflected payments associated with the Priority Distribution Agreement totaling $4.6 million and $4.5 million for the three months ended June 30, 2011 and 2010, respectively, and $13.7 million and $13.5 million for the nine months ended June 30, 2011 and 2010, respectively.
Litigation
The Authority is a defendant in various litigation matters resulting from its normal course of business. In the opinion of management, the aggregate liability, if any, arising from such litigations will not have a material impact on the Authority's financial position, results of operations or cash flows.

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
In the event of any bankruptcy, liquidation, reorganization or similar proceeding relating to the Authority, the Relinquishment Agreement provides that Senior and Junior Relinquishment Payments then due and owing are subordinated in right of payment to the Authority's senior secured obligations, which include the Bank Credit Facility, the 2009 Second Lien Senior Secured Notes and capital lease obligations, and that Junior Relinquishment Payments then due and owing are further subordinated in right of payment to all of the Authority's other senior obligations, including the 2005 Senior Unsecured Notes. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to the minimum priority distribution payments, which are required monthly payments made by the Authority to the Tribe under the Priority Distribution Agreement, to the extent then due. The Authority, in accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, recorded a $549.1 million relinquishment liability at September 30, 1998 based on the estimated present value of its obligations under the Relinquishment Agreement.
As of June 30, 2011 and September 30, 2010, the carrying amount of the relinquishment liability was $204.8 million and

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

$230.7 million, respectively. The decrease in the relinquishment liability during the nine months ended June 30, 2011 was due to $34.4 million in relinquishment payments. This reduction in the liability was offset by $8.5 million representing the accretion of discount to the relinquishment liability.
Relinquishment payments consisted of the following (in millions):

	For the Nine Months Ended
	June 30, 2011	June 30, 2010
Principal	$26.3	$24.7
Accretion of discount	8.1	10.9
Total	$34.4	$35.6
The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of June 30, 2011 and September 30, 2010, relinquishment payments earned but unpaid were $20.6 million and $14.9 million, respectively.

NOTE 8—SEGMENT REPORTING:
As of June 30, 2011, the Authority owns and operates either directly or through wholly-owned subsidiaries Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club (collectively, the “Connecticut Entities”), and the Pennsylvania Entities. All of the Authority's revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Entities and the Pennsylvania Entities on a separate basis. The Authority, therefore, believes that it has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Entities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania Entities. The following tables provide financial information related to each segment (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net revenues:
Mohegan Sun	$284,289	$286,824	$822,284	$858,994
Mohegan Sun at Pocono Downs	77,090	67,255	222,644	189,191
Total	361,379	354,079	1,044,928	1,048,185
Income (loss) from operations:
Mohegan Sun	56,316	45,221	152,107	137,507
Mohegan Sun at Pocono Downs	7,677	3,648	21,590	9,796
Corporate	(3,896)	(4,942)	(12,288)	(13,359)
Total	60,097	43,927	161,409	133,944
Accretion of discount to the relinquishment liability	(2,842)	(3,856)	(8,525)	(11,569)
Interest income	665	647	2,063	1,999
Interest expense, net of capitalized interest	(29,378)	(29,290)	(88,837)	(87,158)
Loss on early extinguishment of debt	—	—	—	(1,584)
Write-off of debt issuance costs	—	—	—	(338)
Other income (expense), net	118	(437)	(226)	(928)
Net income	28,660	10,991	65,884	34,366
Loss attributable to non-controlling interests	486	627	1,400	1,683
Net income attributable to Mohegan Tribal Gaming Authority	$29,146	$11,618	$67,284	$36,049

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Nine Months Ended
	June 30, 2011	June 30, 2010
Capital expenditures incurred:
Mohegan Sun	$29,889	$16,835
Mohegan Sun at Pocono Downs	4,124	11,725
Total	$34,013	$28,560

	June 30, 2011	September 30, 2010
Total assets:
Mohegan Sun	$1,505,998	$1,532,842
Mohegan Sun at Pocono Downs	592,391	599,702
Corporate	74,068	68,079
Total	$2,172,457	$2,200,623

NOTE 9—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

As of June 30, 2011, substantially all of the Authority's outstanding debt, including its Bank Credit Facility, 2009 Second Lien Senior Secured Notes, 2005 Senior Unsecured Notes, 2002 Senior Subordinated Notes, 2004 Senior Subordinated Notes and 2005 Senior Subordinated Notes, is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG. The 2001 Senior Subordinated Notes are fully and unconditionally guaranteed by MBC. In September 2010, Mohegan Ventures, LLC, a subsidiary of the Tribe, surrendered its membership interest in WTG to MVW. Accordingly, MVW now holds 100% membership interest in WTG. Separate financial statements and other disclosures concerning MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG are not presented below because the Authority believes that the summarized financial information provided below and in Note 8 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor entities as of June 30, 2011 and September 30, 2010 and for the three months and nine months ended June 30, 2011 and 2010 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2011
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,270,696	$79	$247,781	$247,860	$19,951	$—	$1,538,507
Intercompany receivables	509,186	—	12,746	12,746	—	(521,932)	—
Investment in subsidiaries	80,648	—	2,841	2,841	—	(83,489)	—
Other intangible assets, net	120,765	3,949	281,726	285,675	—	—	406,440
Other assets, net	123,621	266	76,587	76,853	27,036	—	227,510
Total assets	$2,104,916	$4,294	$621,681	$625,975	$46,987	$(605,421)	$2,172,457
LIABILITIES AND CAPITAL
Current liabilities	$977,262	$1,951	$34,504	$36,455	$17,849	$—	$1,031,566
Due to Mohegan Tribe	—	—	—	—	10,600	—	10,600
Long-term debt and capital leases, net of current portions	824,074	—	—	—	—	—	824,074
Relinquishment liability, net of current portion	128,873	—	—	—	—	—	128,873
Intercompany payables	—	—	509,186	509,186	12,746	(521,932)	—
Other long-term liabilities	1,300	—	—	—	—	—	1,300
Total liabilities	1,931,509	1,951	543,690	545,641	41,195	(521,932)	1,996,413
Mohegan Tribal Gaming Authority capital	173,407	2,343	77,991	80,334	5,792	(86,442)	173,091
Non-controlling interests	—	—	—	—	—	2,953	2,953
Total liabilities and capital	$2,104,916	$4,294	$621,681	$625,975	$46,987	$(605,421)	$2,172,457
___________
(1)   Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG.
(2)   Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	September 30, 2010
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,298,112	$65	$255,025	$255,090	$19,951	$—	$1,573,153
Intercompany receivables	492,653	—	12,238	12,238	—	(504,891)	—
Investment in subsidiaries	101,966	—	2,473	2,473	—	(104,439)	—
Other intangible assets, net	120,850	4,086	281,811	285,897	—	—	406,747
Other assets, net	124,333	321	72,109	72,430	23,960	—	220,723
Total assets	$2,137,914	$4,472	$623,656	$628,128	$43,911	$(609,330)	$2,200,623
LIABILITIES AND CAPITAL
Current liabilities	$244,591	$1,731	$32,093	$33,824	$16,633	$—	$295,048
Due to Mohegan Tribe	—	—	—	—	10,000	—	10,000
Long-term debt and capital leases, net of current portions	1,601,471	—	—	—	—	—	1,601,471
Relinquishment liability, net of current portion	161,692	—	—	—	—	—	161,692
Intercompany payables	—	—	492,653	492,653	12,238	(504,891)	—
Other long-term liabilities	368	—	—	—	—	—	368
Total liabilities	2,008,122	1,731	524,746	526,477	38,871	(504,891)	2,068,579
Mohegan Tribal Gaming Authority capital	129,792	2,741	98,910	101,651	5,040	(107,007)	129,476
Non-controlling interests	—	—	—	—	—	2,568	2,568
Total liabilities and capital	$2,137,914	$4,472	$623,656	$628,128	$43,911	$(609,330)	$2,200,623
___________

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)

	For the Three Months Ended June 30, 2011
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$283,576	$1,263	$77,090	$78,353	$—	$(550)	$361,379
Operating costs and expenses:
Gaming and other operations	164,553	895	56,940	57,835	—	(550)	221,838
Advertising, general and administrative	47,996	552	7,444	7,996	842	—	56,834
Depreciation and amortization	17,264	47	5,310	5,357	—	—	22,621
Severance	(11)	—	—	—	—	—	(11)
Total operating costs and expenses	229,802	1,494	69,694	71,188	842	(550)	301,282
Income (loss) from operations	53,774	(231)	7,396	7,165	(842)	—	60,097
Accretion of discount to the relinquishment liability	(2,842)	—	—	—	—	—	(2,842)
Interest expense, net of capitalized interest	(15,017)	—	(13,805)	(13,805)	(722)	166	(29,378)
Loss on interests in subsidiaries	(6,896)	—	(462)	(462)	—	7,358	—
Other income, net	127	—	206	206	616	(166)	783
Net income (loss)	29,146	(231)	(6,665)	(6,896)	(948)	7,358	28,660
Loss attributable to non-controlling interests	—	—	—	—	—	486	486
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$29,146	$(231)	$(6,665)	$(6,896)	$(948)	$7,844	$29,146
___________

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Three Months Ended June 30, 2010
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries (1)	WTG Non-100% Owned Guarantor Subsidiary	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$285,126	$2,156	$67,723	$—	$69,879	$(1)	$(925)	$354,079
Operating costs and expenses:
Gaming and other operations	177,821	1,315	50,099	—	51,414	—	(925)	228,310
Advertising, general and administrative	48,343	553	7,054	26	7,633	1,061	—	57,037
Depreciation and amortization	17,593	49	5,512	—	5,561	—	—	23,154
Pre-opening	—	—	1,651	—	1,651	—	—	1,651
Total operating costs and expenses	243,757	1,917	64,316	26	66,259	1,061	(925)	310,152
Income (loss) from operations	41,369	239	3,407	(26)	3,620	(1,062)	—	43,927
Accretion of discount to the relinquishment liability	(3,856)	—	—	—	—	—	—	(3,856)
Interest expense, net of capitalized interest	(15,951)	(5)	(12,813)	(218)	(13,036)	(678)	375	(29,290)
Loss on interests in subsidiaries	(9,559)	—	(567)	—	(567)	—	10,126	—
Other income (expense), net	(385)	—	388	—	388	582	(375)	210
Net income (loss)	11,618	234	(9,585)	(244)	(9,595)	(1,158)	10,126	10,991
Loss attributable to non-controlling interests	—	—	36	—	36	—	591	627
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$11,618	$234	$(9,549)	$(244)	$(9,559)	$(1,158)	$10,717	$11,618
___________

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Nine Months Ended June 30, 2011
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$821,562	$1,275	$222,644	$223,919	$—	$(553)	$1,044,928
Operating costs and expenses:
Gaming and other operations	487,172	1,616	163,026	164,642	—	(553)	651,261
Advertising, general and administrative	137,387	950	22,639	23,589	2,587	—	163,563
Depreciation and amortization	52,243	142	16,066	16,208	—	—	68,451
Severance	244	—	—	—	—	—	244
Total operating costs and expenses	677,046	2,708	201,731	204,439	2,587	(553)	883,519
Income (loss) from operations	144,516	(1,433)	20,913	19,480	(2,587)	—	161,409
Accretion of discount to the relinquishment liability	(8,525)	—	—	—	—	—	(8,525)
Interest expense, net of capitalized interest	(46,196)	(6)	(41,030)	(41,036)	(2,096)	491	(88,837)
Loss on interests in subsidiaries	(22,358)	—	(1,348)	(1,348)	—	23,706	—
Other income (expense), net	(153)	—	546	546	1,935	(491)	1,837
Net income (loss)	67,284	(1,439)	(20,919)	(22,358)	(2,748)	23,706	65,884
Loss attributable to non-controlling interests	—	—	—	—	—	1,400	1,400
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$67,284	$(1,439)	$(20,919)	$(22,358)	$(2,748)	$25,106	$67,284
___________
(1)   Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG.
(2)   Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Nine Months Ended June 30, 2010
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries (1)	WTG Non-100% Owned Guarantor Subsidiary	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$857,113	$2,183	$189,821	$—	$192,004	$(2)	$(930)	$1,048,185
Operating costs and expenses:
Gaming and other operations	531,283	1,945	141,786	—	143,731	—	(930)	674,084
Advertising, general and administrative	141,325	1,049	20,458	124	21,631	2,888	—	165,844
Depreciation and amortization	55,078	201	16,855	—	17,056	—	—	72,134
Pre-opening	42	—	2,137	—	2,137	—	—	2,179
Total operating costs and expenses	727,728	3,195	181,236	124	184,555	2,888	(930)	914,241
Income (loss) from operations	129,385	(1,012)	8,585	(124)	7,449	(2,890)	—	133,944
Accretion of discount to the relinquishment liability	(11,569)	—	—	—	—	—	—	(11,569)
Interest expense, net of capitalized interest	(48,117)	(20)	(37,476)	(618)	(38,114)	(2,010)	1,083	(87,158)
Loss on early extinguishment of debt	(1,584)	—	—	—	—	—	—	(1,584)
Loss on interests in subsidiaries	(30,977)	—	(1,514)	—	(1,514)	—	32,491	—
Other income (expense), net	(1,089)	—	1,093	—	1,093	1,812	(1,083)	733
Net income (loss)	36,049	(1,032)	(29,312)	(742)	(31,086)	(3,088)	32,491	34,366
Loss attributable to non-controlling interests	—	—	109	—	109	—	1,574	1,683
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$36,049	$(1,032)	$(29,203)	$(742)	$(30,977)	$(3,088)	$34,065	$36,049
___________

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30, 2011
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$106,396	$(15)	$36,562	$36,547	$(3,852)	$—	$139,091
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(27,586)	(19)	(12,096)	(12,115)	—	—	(39,701)
Other cash flows provided by (used in) investing activities	22,306	—	70	70	(519)	(21,822)	35
Net cash flows used in investing activities	(5,280)	(19)	(12,026)	(12,045)	(519)	(21,822)	(39,666)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	270,000	—	—	—	—	—	270,000
Bank Credit Facility repayments—revolving loan	(318,000)	—	—	—	—	—	(318,000)
Line of Credit borrowings	412,909	—	—	—	—	—	412,909
Line of Credit repayments	(411,442)	—	—	—	—	—	(411,442)
Principal portion of relinquishment liability payments	(26,354)	—	—	—	—	—	(26,354)
Distributions to Mohegan Tribe	(23,669)	—	—	—	—	—	(23,669)
Other cash flows provided by (used in) financing activities	(4,419)	41	(22,845)	(22,804)	4,360	21,822	(1,041)
Net cash flows provided by (used in) financing activities	(100,975)	41	(22,845)	(22,804)	4,360	21,822	(97,597)
Net increase (decrease) in cash and cash equivalents	141	7	1,691	1,698	(11)	—	1,828
Cash and cash equivalents at beginning of period	39,146	(49)	24,366	24,317	434	—	63,897
Cash and cash equivalents at end of period	$39,287	$(42)	$26,057	$26,015	$423	$—	$65,725
___________

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW, MTGA Gaming and WTG.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Nine Months Ended June 30, 2010
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries (1)	WTG Non 100% Owned Guarantor Subsidiary	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$106,559	$464	$30,774	$(145)	$31,093	$(1,982)	$—	$135,670
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(27,394)	(4)	(9,957)	—	(9,961)	—	—	(37,355)
Payment of table games authorization fee	—	—	(16,500)	—	(16,500)	—	—	(16,500)
Other cash flows provided by (used in) investing activities	4,022	—	1,379	(158)	1,221	(710)	(2,952)	1,581
Net cash flows used in investing activities	(23,372)	(4)	(25,078)	(158)	(25,240)	(710)	(2,952)	(52,274)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	259,000	—	—	—	—	—	—	259,000
Bank Credit Facility repayments - revolving loan	(298,000)	—	—	—	—	—	—	(298,000)
Bank Credit Facility repayments - term loan	(147,000)	—	—	—	—	—	—	(147,000)
Line of Credit borrowings	372,808	—	—	—	—	—	—	372,808
Line of Credit repayments	(378,459)	—	—	—	—	—	—	(378,459)
Proceeds from issuance of Second Lien Senior Secured Notes, net of discount	192,468	—	—	—	—	—	—	192,468
Principal portion of relinquishment liability payments	(24,662)	—	—	—	—	—	—	(24,662)
Distributions to Mohegan Tribe	(48,657)	—	—	—	—	—	—	(48,657)
Capitalized debt issuance costs	(8,179)	—	—	—	—	—	—	(8,179)
Other cash flows provided by (used in) financing activities	(2,653)	(482)	(2,578)	307	(2,753)	2,717	2,952	263
Net cash flows provided by (used in) financing activities	(83,334)	(482)	(2,578)	307	(2,753)	2,717	2,952	(80,418)
Net increase (decrease) in cash and cash equivalents	(147)	(22)	3,118	4	3,100	25	—	2,978
Cash and cash equivalents at beginning of period	45,302	(75)	18,680	196	18,801	561	—	64,664
Cash and cash equivalents at end of period	$45,155	$(97)	$21,798	$200	$21,901	$586	$—	$67,642
___________

(1)	Includes Mohegan Ventures-NW, MCV-PA, the Pennsylvania Entities, Mohegan Golf, MVW and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of
Mohegan Tribal Gaming Authority:

We have reviewed the accompanying condensed consolidated balance sheet of the Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) as of June 30, 2011, and the related condensed consolidated statements of income and of changes in capital for each of the three-month and nine-month periods ended June 30, 2011 and 2010 and the condensed consolidated statement of cash flows for the nine-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Authority's management.
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
As more fully described within note 2, the Authority will have a significant amount of debt maturing in the next twelve months. Management's plans to address this issue are included within note 2.

/s/ PricewaterhouseCoopers LLP

August 15, 2011
Hartford, CT

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation, including gaming and tax regulation, and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, those relating to the following:

•	the financial performance of Mohegan Sun and Mohegan Sun at Pocono Downs and the Pennsylvania off-track wagering facilities;

•	the local, regional, national or global economic climate, including the lingering effects of the economic recession, which has affected our revenues and earnings;

•	increased competition, including the legalization or expansion of gaming in New England, New York, New Jersey or Pennsylvania;

•	our leverage and ability to meet our debt service obligations and maintain compliance with financial debt covenants;

•	our ability to successfully refinance or replace our outstanding indebtedness, in advance of each respective maturity thereof;

•	our dependence on existing management;

•	our suspension of the hotel, retail and new parking garage elements of Project Horizon;

•	our ability to integrate new amenities from expansions to our facilities into our current operations and manage the expanded facilities;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations, including the limitation, denial or suspension of licenses required under gaming laws and regulations;

•	changes in applicable laws pertaining to the service of alcohol, smoking or other amenities offered at Mohegan Sun and Mohegan Sun at Pocono Downs;

•	our ability to implement successfully our diversification strategy; and

•	an act of terrorism on the United States.
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
Mohegan Sun
In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 185-acre site on the Tribe's reservation overlooking the Thames River with direct access from Interstate 395 and Connecticut Route 2A. Mohegan Sun is approximately 125 miles from New York City, New York, and approximately 100 miles from Boston, Massachusetts. In 2002, we completed a major expansion of Mohegan Sun known as Project Sunburst, which included increased gaming, restaurant and retail space, an entertainment arena, an approximately 1,200-room luxury Sky Hotel Tower and approximately 100,000 square feet of convention space. In 2007, we opened Sunrise Square, and, in 2008, we opened Casino of the Wind.
Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:
Casino of the Earth
As of June 30, 2011, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 3,400 slot machines and 180 table games, including blackjack, roulette and craps;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area, including 50 table games;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

•
food and beverage amenities, including: Birches Bar & Grill, an approximately 200-seat full-service restaurant, a Hong Kong-style food outlet offering authentic Southeast Asian cuisine, an 87-seat Bobby Flay's Bobby's Burger Palace and multiple service bars, all operated by us, as well as Frank Pepe Pizzeria Napoletana and Fidelia's Market, an approximately 290-seat multi-station food court, operated by third-parties, for a total seating of approximately 930;

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars; and

•	the Wolf Den, an approximately 10,000-square-foot, 400-seat lounge featuring live entertainment seven days a week.
Casino of the Sky
As of June 30, 2011, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,185 slot machines and 110 table games, including blackjack, roulette and craps;

•
food and beverage amenities, including: two full-service restaurants (Todd English's Tuscany and Bobby Flay's Bar Americain), a 330-seat buffet, a 24-hour coffee shop and four lounges and bars, all operated by us, as well as five full-service restaurants, three quick-service restaurants and a multi-station food court operated by third-parties, for a total seating of approximately 2,680;

•	The Shops at Mohegan Sun containing 32 retail shops, seven of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Mohegan After Dark, consisting of Ultra 88, a nightclub, Lucky's Lounge and Dubliner, an Irish pub, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.
Casino of the Wind
As of June 30, 2011, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 725 slot machines, 30 table games, including blackjack, roulette and craps, and a 42-table themed poker room;

•
food and beverage amenities, including: a two-level, 16,000-square-foot Jimmy Buffett's Margaritaville Restaurant, operated by a third-party, and Chief's Deli, a casual dining restaurant, and a bar, both operated by us, for a total seating of approximately 450; and

•	a retail shop operated by a third-party.
Mohegan Sun offers parking for approximately 13,000 patrons and 3,900 employees. In addition, we operate a gasoline and convenience center, an approximately 3,600-square-foot, 20-pump facility located adjacent to Mohegan Sun.
Mohegan Basketball Club
We formed Mohegan Basketball Club, LLC, or MBC, to own and operate a professional basketball team in the Women's National Basketball Association, or the WNBA. In January 2003, MBC entered into a membership agreement with the WNBA permitting it to operate the Connecticut Sun basketball team. The team plays its home games in the Mohegan Sun Arena.
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
As of June 30, 2011, Mohegan Sun at Pocono Downs operates in an approximately 400,000-square-foot facility, which includes the following:

•	approximately 82,000 square feet of gaming space;

•	approximately 2,325 slot machines, 66 table games, including blackjack, roulette and craps, and an 18-table poker room;

•	live harness racing and simulcast and off-track wagering;

•
food and beverage amenities, including: Ruth's Chris Steakhouse, Rustic Kitchen Bistro and Bar, which features dining and a live cooking show, Bar Louie, a casual bar and restaurant, Timbers Buffet, a 300-seat Mohegan Indian cultural heritage themed buffet, and a food court, including: Johnny Rockets, Hot Dog Hall of Fame, Puck Express by Wolfgang Puck and Ben & Jerry's Ice Cream, for a total seating of approximately 1,800;

•	five retail shops, one of which we own, offering products ranging from Mohegan Sun at Pocono Downs logo souvenirs to fine apparel; and

•	three bars/lounges: Sunburst Bar, featured in the center of the gaming floor, Breakers Night Club and Pearl Sushi Bar.
Market and Competition from Other Gaming Operations

Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in Connecticut, Foxwoods Resort Casino, including the MGM Grand at Foxwoods, collectively Foxwoods, owned by the Mashantucket Pequot Tribe, or the MPT, and located approximately 10 miles from Mohegan Sun. We also currently face competition from casinos in Atlantic City, New Jersey, several casinos and gaming facilities located on Indian tribal lands in the State of New York and video lottery terminal facilities, or VLT facilities, in the states of New York and Rhode Island. In addition, we face competition in and from the Northeastern Pennsylvania gaming market, both in the immediate market for Mohegan Sun at Pocono Downs, and for Mohegan Sun, in marketing and attracting patrons from the New York City metropolitan region. Please refer to “Part I. Item 1. Business-Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and our other reports and filings with the SEC for further details regarding current and potential competition from other gaming operations.

The following is a summary of developments that have occurred since March 31, 2011:

State of New York: In June 2011, the Assistant Secretary-Indian Affairs of the Department of the Interior withdrew earlier Bureau of Indian Affairs policy guidance issued in January 2008 relating to trust land acquisitions for off-reservation gaming projects. The January 2008 policy guidance had led to the rejection of certain trust land applications in the Catskills region. According to published reports, several tribes are now reconsidering or renewing efforts to develop gaming facilities in the Catskills region. Also in the State of New York, according to published reports, phase I of the new VLT facility at Aqueduct Raceway in Queens is expected to open in October 2011 with approximately 2,500 gaming machines. Additionally, subsidized free promotional play at VLT facilities in the State of New York has increased since the State Lottery was authorized in March 2011 to permit VLT operators to offer up to 10 percent of net machine income as subsidized free promotional play.

State of Rhode Island: The Governor signed legislation that will place a table gaming referendum question for Twin River Casino on the state-wide ballot in November 2012. The legislation also increased annual promotional marketing allowances for Twin River Casino and Newport Grand by up to $750,000 for each facility.

Commonwealth of Pennsylvania: Sands Casino Resort Bethlehem opened its 302-room hotel in May 2011.
Explanation of Key Financial Statement Captions
There has been no material change from the explanation of key financial statement captions previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Results of Operations
Summary Operating Results
As of June 30, 2011, we own and operate either directly or through wholly-owned subsidiaries Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club, or collectively, the Connecticut entities, and the Pennsylvania entities. All of our revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut entities and the Pennsylvania entities on a separate basis. We, therefore, believe that we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut entities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania entities.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2011 (1)	2010	Variance	Percentage Variance	2011 (1)	2010	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$284,289	$286,824	$(2,535)	(0.9)%	$822,284	$858,994	$(36,710)	(4.3)%
Mohegan Sun at Pocono Downs	77,090	67,255	9,835	14.6%	222,644	189,191	33,453	17.7%
Total	$361,379	$354,079	$7,300	2.1%	$1,044,928	$1,048,185	$(3,257)	(0.3)%
Income (loss) from operations:
Mohegan Sun	$56,316	$45,221	$11,095	24.5%	$152,107	$137,507	$14,600	10.6%
Mohegan Sun at Pocono Downs	7,677	3,648	4,029	110.4%	21,590	9,796	11,794	120.4%
Corporate	(3,896)	(4,942)	1,046	(21.2)%	(12,288)	(13,359)	1,071	(8.0)%
Total	$60,097	$43,927	$16,170	36.8%	$161,409	$133,944	$27,465	20.5%
Net income attributable to Mohegan Tribal Gaming Authority	$29,146	$11,618	$17,528	150.9%	$67,284	$36,049	$31,235	86.6%
Operating margin:
Mohegan Sun	19.8%	15.8%	4.0%	25.3%	18.5%	16.0%	2.5%	15.6%
Mohegan Sun at Pocono Downs	10.0%	5.4%	4.6%	85.2%	9.7%	5.2%	4.5%	86.5%
Total	16.6%	12.4%	4.2%	33.9%	15.4%	12.8%	2.6%	20.3%
__________

(1)	Includes adjustment to reduce Mohegan Sun's slot revenues by $3.7 million, which related to prior periods.

The most significant factors and trends that we believe impacted our financial performance were as follows:

•	cost containment initiatives implemented in September 2010 at Mohegan Sun;

•	increased competition and aggressive promotional programs from competitors in the Northeast region;

•	the continued weakness in consumer spending;

•	the July 2010 addition of table game and poker operations at Mohegan Sun at Pocono Downs; and

•	higher table games hold percentage at Mohegan Sun.
Net revenues for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year decreased primarily as a result of declines in slot and non-gaming revenues at Mohegan Sun. These results were partially offset by the addition of table game and poker revenues and increased non-gaming revenues from the July 2010 opening of table game and poker operations at Mohegan Sun at Pocono Downs, as well as higher table games revenues at Mohegan Sun.
Income from operations for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year increased primarily due to lower operating costs and expenses at Mohegan Sun reflecting, in part, cost containment initiatives implemented in September 2010. The increases in income from operations also were attributable to the addition of table game and poker operations at Mohegan Sun at Pocono Downs. In addition, income from operations reflects higher table games revenues at Mohegan Sun and lower depreciation and pre-opening costs and expenses.
Net income attributable to the Authority for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year increased primarily as a result of the increases in income from operations.

Mohegan Sun
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2011 (1)	2010	Variance	Percentage Variance	2011 (1)	2010	Variance	Percentage Variance
Gaming	$255,916	$257,585	$(1,669)	(0.6)%	$742,082	$770,307	$(28,225)	(3.7)%
Food and beverage	15,897	19,330	(3,433)	(17.8)%	47,790	57,648	(9,858)	(17.1)%
Hotel	9,134	9,369	(235)	(2.5)%	26,788	27,875	(1,087)	(3.9)%
Retail, entertainment and other	26,914	25,946	968	3.7%	72,518	78,493	(5,975)	(7.6)%
Total	$307,861	$312,230	$(4,369)	(1.4)%	$889,178	$934,323	$(45,145)	(4.8)%
__________

(1)	Includes adjustment to reduce slot revenues by $3.7 million, which related to prior periods.
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011 (1)	2010	2011 (1)	2010
Gaming	83.1%	82.5%	83.5%	82.4%
Food and beverage	5.2%	6.2%	5.4%	6.2%
Hotel	3.0%	3.0%	3.0%	3.0%
Retail, entertainment and other	8.7%	8.3%	8.1%	8.4%
Total	100.0%	100.0%	100.0%	100.0%
__________

(1)	Includes adjustment to reduce slot revenues by $3.7 million, which related to prior periods.

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2011 (1)	2010	Variance	Percentage Variance	2011 (1)	2010	Variance	Percentage Variance
Slots:
Handle	$2,226,569	$2,327,184	$(100,615)	(4.3)%	$6,529,577	$6,797,191	$(267,614)	(3.9)%
Gross revenues	$179,576	$188,353	$(8,777)	(4.7)%	$524,242	$551,412	$(27,170)	(4.9)%
Net revenues	$172,743	$181,671	$(8,928)	(4.9)%	$504,266	$531,673	$(27,407)	(5.2)%
Free promotional slot plays (2)	$17,412	$14,930	$2,482	16.6%	$46,084	$40,437	$5,647	14.0%
Weighted average number of machines (in units)	6,358	6,384	(26)	(0.4)%	6,377	6,511	(134)	(2.1)%
Hold percentage (gross)	8.1%	8.1%	—	—	8.0%	8.1%	(0.1)%	(1.2)%
Win per unit per day (gross) (in dollars)	$310	$324	$(14)	(4.3)%	$301	$310	$(9)	(2.9)%
Table games:
Drop	$491,104	$521,585	$(30,481)	(5.8)%	$1,483,947	$1,560,095	$(76,148)	(4.9)%
Revenues	$81,749	$70,598	$11,151	15.8%	$226,567	$223,160	$3,407	1.5%
Weighted average number of games (in units)	324	330	(6)	(1.8)%	329	324	5	1.5%
Hold percentage (3)	16.7%	13.5%	3.2%	23.7%	15.3%	14.3%	1.0%	7.0%
Win per unit per day (in dollars)	$2,775	$2,349	$426	18.1%	$2,525	$2,520	$5	0.2%
Poker:
Revenues	$2,891	$3,020	$(129)	(4.3)%	$8,732	$9,186	$(454)	(4.9)%
Weighted average number of tables (in units)	42	42	—	—	42	42	—	—
Revenue per unit per day (in dollars)	$756	$790	$(34)	(4.3)%	$762	$801	$(39)	(4.9)%
__________

(1)	Excludes adjustment to reduce slot revenues by $3.7 million, which related to prior periods.

(2)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(3)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

The following table presents slot data related to Mohegan Sun’s market area (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2011 (1)	2010	Variance	Percentage Variance	2011 (1)	2010	Variance	Percentage Variance
Northeast slot gaming market (2) (3):
Gross revenues	$686,070	$655,009	$31,061	4.7%	$1,937,869	$1,880,363	$57,506	3.1%
Mohegan Sun win market share	28.7%	31.0%	(2.3)%	(7.4)%	29.4%	31.5%	(2.1)%	(6.7)%
Mohegan Sun win efficiency	108.4%	120.4%	(12.0)%	(10.0)%	111.2%	121.4%	(10.2)%	(8.4)%
Connecticut slot gaming market (3) (4):
Gross revenues	$343,627	$348,087	$(4,460)	(1.3)%	$994,996	$1,022,307	$(27,311)	(2.7)%
Free promotional slot plays	$39,658	$33,885	$5,773	17.0%	$103,582	$85,260	$18,322	21.5%
Mohegan Sun win market share	52.3%	54.1%	(1.8)%	(3.3)%	52.7%	53.9%	(1.2)%	(2.2)%
Mohegan Sun win efficiency	105.4%	114.6%	(9.2)%	(8.0)%	106.7%	114.2%	(7.5)%	(6.6)%
 ___________

(1)	Excludes adjustment to reduce Mohegan Sun's slot revenues by $3.7 million, which related to prior periods.

(2)	Northeast slot gaming market consists of Mohegan Sun, Foxwoods Resort Casino, Twin River Casino, Newport Grand and Empire City Casino.

(3)	Includes free promotional slot plays. Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(4)	Connecticut slot gaming market consists of Mohegan Sun and Foxwoods Resort Casino.

Gaming revenues for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year declined primarily as a result of lower slot revenues, partially offset by higher table games revenues. The declines in slot revenues likely were attributable to increased competition and aggressive promotional programs from competitors in the Northeast region. Slot revenues also were negatively impacted by the continued weakness in consumer discretionary spending. We believe the decreases in our slot win market share and efficiency in the Northeast slot gaming market also were the result of increased competition and aggressive promotional programs. The declines in our slot win efficiency in the Connecticut slot gaming market were primarily the result of reductions in Foxwoods Resort Casino's weighted average number of slot machines. The growth in table games revenues for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year was attributable to higher table games hold percentage, partially offset by lower table games drop. The declines in table games drop likely reflect patrons in the State of New York choosing to visit expanded gaming facilities in the Commonwealth of Pennsylvania.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Meals served	802	1,080	(278)	(25.7)%	2,433	3,147	(714)	(22.7)%
Average price per meal served (in dollars)	$15.71	$14.69	$1.02	6.9%	$15.50	$14.89	$0.61	4.1%
Food and beverage revenues for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year decreased primarily due to declines in food revenues of $3.3 million and $9.2 million, respectively. The declines in food revenues resulted from reductions in the number of meals served at Mohegan Sun-owned food and beverage outlets. The reductions in the number of meals served reflect the consolidation and replacement of certain Mohegan Sun-owned food and beverage outlets with third-party operators.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Rooms occupied	105	103	2	1.9%	310	305	5	1.6%
Occupancy rate	97.5%	95.6%	1.9%	2.0%	96.5%	95.0%	1.5%	1.6%
Average daily room rate (in dollars)	$84	$87	$(3)	(3.4)%	$83	$87	$(4)	(4.6)%
Revenue per available room (in dollars)	$82	$83	$(1)	(1.2)%	$80	$83	$(3)	(3.6)%
Hotel revenues for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year decreased primarily as a result of a shift in hotel occupancy from transient guests to group and casino business, which had the effect of lowering the average daily room rate. The declines in the average daily room rate were partially offset by higher occupancy rate.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Arena events (in events)	30	34	(4)	(11.8)%	79	92	(13)	(14.1)%
Arena tickets	182	213	(31)	(14.6)%	449	553	(104)	(18.8)%
Average price per Arena ticket (in dollars)	$57.18	$40.97	$16.21	39.6%	$54.04	$52.95	$1.09	2.1%
Retail, entertainment and other revenues for the three months ended June 30, 2011 compared to the same period in the prior year increased primarily due to a $1.7 million increase in entertainment revenues. The growth in entertainment revenues resulted from higher average price per Arena ticket due to an increase in headliner shows held at the Mohegan Sun Arena. Retail, entertainment and other revenues for the nine months ended June 30, 2011 compared to the same period in the prior year decreased primarily due to a $5.1 million decline in entertainment revenues. The decline in entertainment revenues resulted from a reduction in the number of Arena tickets due to fewer events held at the Mohegan Sun Arena. Retail, entertainment and other revenues for the three months and nine months ended June 30, 2011 also reflect lower retail revenues.

Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Food and beverage	$6,956	$9,389	$(2,433)	(25.9)%	$20,974	$27,288	$(6,314)	(23.1)%
Hotel	3,491	3,699	(208)	(5.6)%	10,804	10,589	215	2.0%
Retail, entertainment and other	13,125	12,318	807	6.6%	35,116	37,452	(2,336)	(6.2)%
Total	$23,572	$25,406	$(1,834)	(7.2)%	$66,894	$75,329	$(8,435)	(11.2)%
The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Food and beverage	$6,995	$9,204	$(2,209)	(24.0)%	$21,351	$28,559	$(7,208)	(25.2)%
Hotel	2,027	2,259	(232)	(10.3)%	6,471	6,393	78	1.2%
Retail, entertainment and other	11,146	10,195	951	9.3%	29,544	31,833	(2,289)	(7.2)%
Total	$20,168	$21,658	$(1,490)	(6.9)%	$57,366	$66,785	$(9,419)	(14.1)%
Promotional allowances for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year decreased primarily due to lower food promotional allowances commensurate with the consolidation and replacement of certain Mohegan Sun-owned food and beverage outlets with third-party operators. The declines in promotional allowances also reflect lower entertainment promotional allowances as a result of the reductions in the number of events held at the Mohegan Sun Arena.

Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Gaming	$144,520	$156,817	$(12,297)	(7.8)%	$431,254	$467,456	$(36,202)	(7.7)%
Food and beverage	8,219	9,990	(1,771)	(17.7)%	24,768	29,078	(4,310)	(14.8)%
Hotel	3,413	3,504	(91)	(2.6)%	9,906	10,581	(675)	(6.4)%
Retail, entertainment and other	8,749	8,093	656	8.1%	22,334	25,583	(3,249)	(12.7)%
Advertising, general and administrative	45,706	45,475	231	0.5%	129,104	133,182	(4,078)	(3.1)%
Depreciation and amortization	17,377	17,724	(347)	(2.0)%	52,569	55,565	(2,996)	(5.4)%
Severance	(11)	—	(11)	100.0%	242	—	242	100.0%
Pre-opening	—	—	—	—	—	42	(42)	(100.0)%
Total	$227,973	$241,603	$(13,630)	(5.6)%	$670,177	$721,487	$(51,310)	(7.1)%
Gaming costs and expenses for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year decreased primarily as a result of reductions in payroll costs and advertising and promotional expenditures, resulting, in part, from cost containment initiatives implemented in September 2010 and the continued success of our targeted marketing programs. The reductions in gaming costs and expenses also reflect lower non-gaming complimentaries redeemed by casino patrons at Mohegan Sun-owned outlets and reduced Slot Win Contribution payments commensurate with the declines in slot revenues. Expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaled $46.8 million and $135.4 million for the three months and nine months ended June 30, 2011, respectively, and $48.3 million and $140.4 million for the three months and nine months ended June 30, 2010, respectively. Gaming costs and expenses as a percentage of gaming revenues were 56.5% and 58.1% for the three months and nine months ended June 30, 2011, respectively, compared to 60.9% and 60.7% for the three months and nine months ended June 30, 2010, respectively.
Food and beverage costs and expenses for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year decreased primarily due to lower payroll costs and cost of goods sold resulting from the consolidation and replacement of certain Mohegan Sun-owned food and beverage outlets with third-party operators in connection with our cost containment initiatives implemented in September 2010. These results were partially offset by decreased use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year decreased primarily as a result of lower payroll costs, partially offset by decreased use of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the three months ended June 30, 2011 compared to the same period in the prior year increased primarily due to higher direct entertainment costs resulting from increased headliner shows held at the Mohegan Sun Arena, partially offset by increased use of retail, entertainment and other complimentaries, resulting in higher amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses. Retail, entertainment and other costs and expenses for the nine months ended June 30, 2011 compared to the same period in the prior year decreased primarily as a result of lower direct entertainment costs due to a reduction in the number of events held at the Mohegan Sun Arena. Retail, entertainment and other costs and expenses for the nine months ended June 30, 2011 also reflect lower payroll costs, offset by decreased use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses.
Advertising, general and administrative costs and expenses for the three months ended June 30, 2011 compared to the same period in the prior year increased primarily as a result of higher advertising expenditures from the production of new television commercials, partially offset by lower payroll costs. Advertising, general and administrative costs and expenses for the nine months ended June 30, 2011 compared to the same period in the prior year decreased primarily due to lower payroll costs. Advertising, general and administrative costs and expenses for the three months and nine months ended June 30, 2011 also reflect lower utility expenses.
Depreciation and amortization expenses for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year decreased primarily due to fully depreciated assets related to Project Sunburst.
Severance for the three months and nine months ended June 30, 2011 resulted from adjustments to the initial estimates utilized under our September 2010 workforce reduction plan. Cash payments commenced in September 2010 and are anticipated to be completed in March 2012. We do not anticipate incurring any additional severance charges in connection with this workforce reduction, other than charges that may arise from adjustments to the initial estimates utilized under the plan.
Mohegan Sun at Pocono Downs

Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Gaming	$72,401	$63,534	$8,867	14.0%	$210,336	$179,774	$30,562	17.0%
Food and beverage	6,549	4,595	1,954	42.5%	17,879	12,430	5,449	43.8%
Retail, entertainment and other	2,209	1,850	359	19.4%	5,429	4,529	900	19.9%
Total	$81,159	$69,979	$11,180	16.0%	$233,644	$196,733	$36,911	18.8%
The following table summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
Gaming	89.2%	90.8%	90.0%	91.4%
Food and beverage	8.1%	6.6%	7.7%	6.3%
Retail, entertainment and other	2.7%	2.6%	2.3%	2.3%
Total	100.0%	100.0%	100.0%	100.0%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Slots:
Handle	$753,434	$758,056	$(4,622)	(0.6)%	$2,143,426	$2,150,888	$(7,462)	(0.3)%
Gross revenues	$57,047	$57,813	$(766)	(1.3)%	$167,232	$165,355	$1,877	1.1%
Net revenues	$57,034	$57,725	$(691)	(1.2)%	$167,178	$165,338	$1,840	1.1%
Free promotional slot plays (1)	$18,386	$12,319	$6,067	49.2%	$48,226	$32,633	$15,593	47.8%
Weighted average number of machines (in units)	2,332	2,203	129	5.9%	2,409	2,369	40	1.7%
Hold percentage (gross)	7.6%	7.6%	—	—	7.8%	7.7%	0.1%	1.3%
Win per unit per day (gross) (in dollars)	$269	$288	$(19)	(6.6)%	$254	$256	$(2)	(0.8)%
Table games (2):
Drop	$53,524	$—	$53,524	100.0%	$149,525	$—	$149,525	100.0%
Revenues	$9,171	$—	$9,171	100.0%	$27,144	$—	$27,144	100.0%
Weighted average number of games (in units)	66	—	66	100.0%	66	—	66	100.0%
Hold percentage (3)	17.1%	—	17.1%	100.0%	18.2%	—	18.2%	100.0%
Win per unit per day (in dollars)	$1,527	$—	$1,527	100.0%	$1,506	$—	$1,506	100.0%
Poker (2):
Revenues	$1,074	$—	$1,074	100.0%	$3,222	$—	$3,222	100.0%
Weighted average number of tables (in units)	18	—	18	100.0%	18	—	18	100.0%
Revenue per unit per day (in dollars)	$656	$—	$656	100.0%	$656	$—	$656	100.0%
 ___________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game and poker operations commenced on July 13, 2010.

(3)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

The following table presents slot data related to Mohegan Sun at Pocono Downs’ market area (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Northeastern Pennsylvania slot gaming market (1):
Gross revenues	$163,162	$158,410	$4,752	3.0%	$469,212	$450,683	$18,529	4.1%
Free promotional slot plays (2)	$56,377	$45,378	$10,999	24.2%	$151,042	$120,728	$30,314	25.1%
Mohegan Sun at Pocono Downs win market share	35.0%	36.5%	(1.5)%	(4.1)%	35.6%	36.7%	(1.1)%	(3.0)%
Mohegan Sun at Pocono Downs win efficiency	114.4%	126.4%	(12.0)%	(9.5)%	115.5%	122.0%	(6.5)%	(5.3)%
 ___________

(1)	Northeastern Pennsylvania slot gaming market consists of Mohegan Sun at Pocono Downs, Mount Airy Resort Casino and Sands Casino Resort Bethlehem.

(2)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

Gaming revenues for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year increased primarily due to the addition of table game and poker revenues from the July 2010 opening of table game and poker operations. Slot revenues were negatively impacted by aggressive promotional programs by competitors. The declines in our slot win efficiency in the Northeastern Pennsylvania slot gaming market reflects, in part, reductions in the weighted average number of slot machines at Mount Airy Resort Casino and Sands Casino Resort Bethlehem.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Meals served	219	203	16	7.9%	578	499	79	15.8%
Average price per meal served (in dollars)	$15.16	$10.69	$4.47	41.8%	$15.00	$11.79	$3.21	27.2%
Food and beverage revenues for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year increased primarily due to increased patron visitation to the facility following the addition of table game and poker operations. The increases in food and beverage revenues also reflect the operations of an additional Mohegan Sun at Pocono Downs-owned food and beverage outlet.
Retail, entertainment and other revenues for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year increased primarily as a result of increased patron visitation to the facility following the addition of table game and poker operations.
Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Food and beverage	$3,640	$2,391	$1,249	52.2%	$9,942	$6,734	$3,208	47.6%
Retail and entertainment	429	333	96	28.8%	1,058	808	250	30.9%
Total	$4,069	$2,724	$1,345	49.4%	$11,000	$7,542	$3,458	45.8%
The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Food and beverage	$2,861	$2,044	$817	40%	$7,896	$5,944	$1,952	32.8%
Retail and entertainment	523	485	38	7.8%	1,338	1,227	111	9.0%
Total	$3,384	$2,529	$855	33.8%	$9,234	$7,171	$2,063	28.8%
Promotional allowances for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year increased primarily due to higher redemptions under the Player's Club program at food and beverage and retail outlets.

Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Gaming	$54,403	$47,776	$6,627	13.9%	$155,993	$135,888	$20,105	14.8%
Food and beverage	2,202	1,752	450	25.7%	6,093	4,633	1,460	31.5%
Retail, entertainment and other	332	378	(46)	(12.2)%	913	865	48	5.5%
Advertising, general and administrative	7,272	6,646	626	9.4%	22,296	19,369	2,927	15.1%
Depreciation and amortization	5,204	5,404	(200)	(3.7)%	15,759	16,503	(744)	(4.5)%
Pre-opening	—	1,651	(1,651)	(100.0)%	—	2,137	(2,137)	(100.0)%
Total	$69,413	$63,607	$5,806	9.1%	$201,054	$179,395	$21,659	12.1%
Gaming costs and expenses for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year increased primarily as a result of additional operating costs and expenses to support table game and poker operations, including payroll costs and expenses associated with the Pennsylvania Table Game Tax. The increases in gaming costs and expenses also were attributable to increased non-gaming complimentaries redeemed by casino patrons at Mohegan Sun at Pocono Downs-owned outlets, as well as higher redemption costs due to increased utilization of Player's Club points and promotional coupons at third-party outlets. In addition, gaming costs and expenses for the three months and nine months ended June 30, 2011 reflect a $676,000 charge associated with scheduled repayments to be made by Mohegan Sun at Pocono Downs (along with other slot machine licensees in the Commonwealth of Pennsylvania) for its proportional share of gaming oversight costs previously incurred by the Pennsylvania Gaming Control Board, or the PGCB, pursuant to a repayment schedule adopted by the PGCB on June 28, 2011. Expenses associated with the Pennsylvania Slot Machine Tax totaled $32.4 million and $95.5 million for the three months and nine months ended June 30, 2011, respectively, and $33.2 million and $95.1 million for the three months and nine months ended June 30, 2010, respectively. Expenses associated with the Pennsylvania Table Game Tax totaled $1.7 million and $4.9 million for the three months and nine months ended June 30, 2011, respectively. Gaming costs and expenses as a percentage of gaming revenues were 75.1% and 74.2% for the three months and nine months ended June 30, 2011, respectively, compared to 75.2% and 75.6% for the three months and nine months ended June 30, 2010, respectively.
Food and beverage costs and expenses for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year increased primarily due to higher cost of goods sold and labor costs commensurate with the growth in food and beverage revenues, partially offset by increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses. Food and beverage costs and expenses for the three months and nine months ended June 30, 2011 also reflect operating costs and expenses to support an additional Mohegan Sun at Pocono Downs-owned food and beverage outlet.
Retail, entertainment and other costs and expenses for the three months ended June 30, 2011 compared to the same period in the prior year decreased primarily as a result of lower direct entertainment costs and increased use of retail complimentaries, resulting in higher amounts of retail costs being allocated to gaming costs and expenses, partially offset by higher cost of goods sold commensurate with the growth in retail revenues. Retail, entertainment and other costs and expenses for the nine months ended June 30, 2011 compared to the same period in the prior year increased primarily due to higher cost of goods sold, partially offset by lower direct entertainment costs and increased use of retail complimentaries, resulting in higher amounts of retail costs being allocated to gaming costs and expenses.
Advertising, general and administrative costs and expenses for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year increased primarily due to additional costs and expenses to support table game and poker operations.
Depreciation and amortization expenses for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year decreased primarily as a result of fully depreciated assets related to the Phase I facility.

Pre-opening costs and expenses for the three months and nine months ended June 30, 2010 were comprised of personnel, consulting and other costs associated with the introduction of table game and poker operations.
Corporate Expenses and Other Income (Expense)
Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2011	2010	Variance	Percentage Variance	2011	2010	Variance	Percentage Variance
Corporate expenses:
Corporate	$3,856	$4,916	$(1,060)	(21.6)%	$12,163	$13,293	$(1,130)	(8.5)%
Depreciation and amortization	40	26	14	53.8%	123	66	57	86.4%
Severance	—	—	—	—	2	—	2	100.0%
Total Corporate expenses	$3,896	$4,942	$(1,046)	(21.2)%	$12,288	$13,359	$(1,071)	(8.0)%
Other income (expense):
Accretion of discount to the relinquishment liability (1)	$(2,842)	$(3,856)	$1,014	(26.3)%	$(8,525)	$(11,569)	$3,044	(26.3)%
Interest income (2)	665	647	18	2.8%	2,063	1,999	64	3.2%
Interest expense, net of capitalized interest	(29,378)	(29,290)	(88)	0.3%	(88,837)	(87,158)	(1,679)	1.9%
Loss on early extinguishment of debt (3)	—	—	—	—	—	(1,584)	1,584	(100.0)%
Write-off of debt issuance costs (4)	—	—	—	—	—	(338)	338	(100.0)%
Other income (expense), net	118	(437)	555	(127.0)%	(226)	(928)	702	(75.6)%
Total other expense	$(31,437)	$(32,936)	$1,499	(4.6)%	$(95,525)	$(99,578)	$4,053	(4.1)%
___________

(1)	Reflects accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Primarily represents interest earned on long-term receivables.

(3)	Represents unamortized debt issuance costs written-off upon the early extinguishment of a then-existing term loan under the bank credit facility.

(4)	Represents unamortized debt issuance costs written-off upon the amendment of the bank credit facility.
Total Corporate costs and expenses for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year decreased primarily due to lower professional expenditures.

Interest expense, net of capitalized interest, for the three months and nine months ended June 30, 2011 compared to the same periods in the prior year increased primarily as a result of higher weighted average interest rate. Weighted average interest rate was 7.2% and 7.1% for the three months and nine months ended June 30, 2011, respectively, compared to 7.0% for each of the three months and nine months ended June 30, 2010. Weighted average outstanding debt was $1.63 billion and $1.66 billion for the three months and nine months ended June 30, 2011, respectively, compared to $1.67 billion for each of the three months and nine months ended June 30, 2010.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with the peak gaming activities often occurring at Mohegan Sun and Mohegan Sun at Pocono Downs during the months of May through August. Accordingly, the results of operations for the three months and nine months ended June 30, 2011 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Nine Months Ended June 30,
	2011	2010	Variance	Percentage Variance
Net cash provided by operating activities	$139,091	$135,670	$3,421	2.5%
Net cash used in investing activities	(39,666)	(52,274)	12,608	(24.1)%
Net cash used in financing activities	(97,597)	(80,418)	(17,179)	21.4%
Net increase in cash and cash equivalents	$1,828	$2,978	$(1,150)	(38.6)%
As of June 30, 2011 and September 30, 2010, we held cash and cash equivalents of $65.7 million and $63.9 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts and relinquishment liability reassessments. The increase in cash provided by operating activities for the nine months ended June 30, 2011 compared to the same period in the prior year was primarily attributable to increased operating income after adjustments for non-cash items, partially offset by higher working capital requirements.
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
In addition to cash flows from operations, we have relied on external sources of liquidity to meet our capital requirements. As discussed below, if our pro forma fixed charge coverage ratio, as defined under our senior and senior subordinated note indentures, falls below 2.0 to 1.0, our ability to incur additional indebtedness or refinance or replace existing outstanding indebtedness will be limited, which could adversely impact our ability to meet our capital requirements.
The decrease in cash used in investing activities for the nine months ended June 30, 2011 compared to the same period in the prior year primarily reflects a non-recurring table games authorization fee payment of $16.5 million to the PGCB in June 2010. The increase in cash used in financing activities for the nine months ended June 30, 2011 compared to the same period in the prior year primarily reflects $46.7 million in net debt repayments, partially offset by lower distributions to the Tribe and capitalized debt issuance costs.
Cost Containment Initiatives

In September 2010, we implemented certain cost containment initiatives in an effort to better align operating costs with market and business conditions, including a reduction of our workforce in Uncasville, Connecticut by approximately 475 positions. In addition, we implemented a number of other cost containment initiatives, including modifications to employee medical benefits, consolidation of certain Mohegan Sun-owned food and beverage outlets and replacement of certain other Mohegan Sun-owned food and beverage outlets with third-party operators. We estimate that these cost containment initiatives yielded consolidated labor and operating cost savings totaling approximately $8.0 million and $24.5 million for the three months and nine months ended June 30, 2011, respectively. Consolidated labor and operating cost savings for fiscal 2011 are forecasted to approximate $30.0 million.
External Sources of Liquidity
Notes
We substantially financed the construction and expansion of Mohegan Sun, as well as the acquisition of the Pennsylvania entities and the expansion of Mohegan Sun at Pocono Downs, with proceeds from the issuance of notes and borrowings under our bank credit facilities. As of June 30, 2011, we had outstanding:

•	$200.0 million of 11 1/2% second lien senior secured notes due November 1, 2017, or the 2009 second lien senior secured notes;

•	$250.0 million of 6 1/8% senior unsecured notes due February 15, 2013, or the 2005 senior unsecured notes;

•	$2.0 million of 8 3/8% senior subordinated notes due July 1, 2011, or the 2001 senior subordinated notes;

•	$250.0 million of 8% senior subordinated notes due April 1, 2012, or the 2002 senior subordinated notes;

•	$225.0 million of 7 1/8% senior subordinated notes due August 15, 2014, or the 2004 senior subordinated notes; and

•	$150.0 million of 6 7/8% senior subordinated notes due February 15, 2015, or the 2005 senior subordinated notes.
These notes are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania entities, Mohegan Golf, MVW, WTG and MTGA Gaming, except for the 2001 senior subordinated notes, which are fully and unconditionally guaranteed solely by MBC.
The senior and senior subordinated note indentures contain certain non-financial and financial covenant requirements with which we and the Tribe must comply. The non-financial covenant requirements include, among other things, reporting obligations, compliance with laws and regulations, maintenance of licenses and insurances and our continued existence. The financial covenant requirements include, among other things, limitations on our ability to make restricted payments, as defined under the note indentures, and incur additional indebtedness. Under these financial covenant requirements, we are generally able to make restricted payments, including distributions to the Tribe, and incur additional indebtedness that otherwise may be restricted, provided our pro forma fixed charge coverage ratio is at least 2.0 to 1.0. If our pro forma fixed charge coverage ratio falls below 2.0 to 1.0, our ability to make restricted payments and incur additional indebtedness will be limited and subject to other applicable exceptions under the note indentures. Additionally, while we may continue to borrow under the bank credit facility pursuant to exceptions contained in the note indentures, our ability to incur other additional indebtedness to raise capital also will be limited. Further, if our pro forma fixed charge coverage ratio falls below 2.0 to 1.0, we would be unable to refinance or replace our outstanding subordinated indebtedness with senior indebtedness without waivers or consents from certain of our creditors, thus limiting the options available to us to refinance or replace our outstanding indebtedness. In such event, we can provide no assurance that we will be able to obtain such waivers or consents or that we will be able to refinance or replace our outstanding indebtedness or that financing options available to us, if any, will be on favorable or acceptable terms.
As of June 30, 2011, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
On May 9, 2011, Moody's Investors Services lowered its credit ratings on the 2009 second lien senior secured notes from B3 to Caa2, the 2005 senior unsecured notes from Caa1 to Caa2 and the senior subordinated notes from Caa3 to Ca. These actions primarily reflected our recent operating results and upcoming refinancing needs. These lowered credit ratings may adversely impact our ability to access the debt capital markets in the future and, if we are able to access the debt capital markets, likely would increase our cost of capital for the issuance of new debt as compared to costs incurred by us in prior financing transactions. We also could be subject to more restrictive covenants and other terms in connection with any such debt issuance.
Bank Credit Facility
In October 2009, we entered into an amendment to the terms of our bank credit facility. The bank credit facility provides for a revolving loan and letter of credit borrowing capacity of up to $675.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The bank credit facility has no mandatory amortization provision and is payable in full on March 9, 2012. As of June 30, 2011, $479.0 million was drawn on the bank credit facility. As of June 30, 2011, letters of credit issued under the bank credit facility totaled $3.9 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements under the bank credit facility, line of credit and note indentures, we had approximately $122.9 million of borrowing capacity under the bank credit facility as of June 30, 2011.
Under the bank credit facility, at our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, an applicable rate based on our total leverage ratio, as each term is defined under the bank credit facility. We also pay commitment fees for the unused portion of borrowing capacity under the bank credit facility on a quarterly basis equal to the product obtained by multiplying the applicable rate for commitment fees by the average daily unused borrowing capacity for that calendar quarter. The applicable rate for base rate loans is between 1.25% and 2.75%. The applicable rate for Eurodollar rate loans is between 2.50% and 4.00%. The applicable rate for commitment fees is between 0.20% and 0.50%. The base rate is the higher of Bank of America's announced prime rate, the Eurodollar rate for one-month contracts plus 1.25% or the federal funds rate plus 0.50%. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of June 30, 2011, we had $3.0 million in base rate loans and $476.0 million in Eurodollar rate loans outstanding. The base rate loans outstanding at June 30, 2011 were based on Bank of America's prime rate of 3.25% plus an applicable rate of 2.50%. The Eurodollar rate loans outstanding at June 30, 2011 were based on a one-month Eurodollar rate of 0.19% plus an applicable rate of 3.75%. The applicable rate for commitment fees was 0.50% as of June 30, 2011.

The bank credit facility is collateralized by a first priority lien on substantially all of our assets, including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land and improvements that comprise Mohegan Sun. We also are required to pledge additional assets as collateral for the bank credit facility as we or our existing and future guarantor subsidiaries acquire them. Our obligations under the bank credit facility are fully and unconditionally guaranteed, jointly and severally, by MBC, Mohegan Ventures-NW, MCV-PA, the Pennsylvania entities, Mohegan Golf, MVW, WTG and MTGA Gaming. The bank credit facility includes non-financial covenant requirements of the types customarily found in loan agreements for similar transactions. The bank credit facility also subjects us to a number of restrictive financial covenant requirements. These financial covenant requirements include, among other things, a minimum fixed charge coverage ratio, maximum total leverage and senior leverage ratios and maximum capital expenditures. The levels of these covenants as of June 30, 2011 through the remaining term of the bank credit facility, are as follows:
Minimum fixed charge coverage ratio covenant, as defined under the bank credit facility:

Fiscal Quarters Ending:
June 30, 2011 and thereafter	1.10:1.00
Maximum total leverage ratio covenant, or ratio of total debt to annualized EBITDA, as such terms are defined under the bank credit facility:

Fiscal Quarters Ending:
June 30, 2011	6.75:1.00
September 30, 2011	6.50:1.00
December 31, 2011	6.25:1.00
Maximum senior leverage ratio covenant, or ratio of total debt minus subordinated obligations to annualized EBITDA, as such terms are defined under the bank credit facility:

Fiscal Quarters Ending:
June 30, 2011 and September 30, 2011	4.25:1.00
December 31, 2011	3.75:1.00
We continue to monitor revenues, expenditures and borrowings under the bank credit facility to ensure continued compliance with our financial covenant requirements. While we anticipate that we will remain in compliance with all covenant requirements under the bank credit facility for all periods prior to maturity, we may need to increase revenues or offset any future declines in revenues by implementing further cost containment and other initiatives in order to maintain compliance with these financial covenant requirements. If we are unable to satisfy our financial covenant requirements, we would need to obtain waivers or amendments under the bank credit facility; however, we can provide no assurance that we would be able to obtain such waivers or amendments. If we are unable to obtain such waivers or amendments, we would be in default under the bank credit facility, which may result in cross-defaults under our other outstanding indebtedness. If such defaults or cross-defaults were to occur, it would allow our lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. We would not have sufficient funds to repay such accelerated indebtedness and our ability to otherwise refinance or replace our outstanding indebtedness is limited. As a result, if such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary for such repayment.
As of June 30, 2011, we and the Tribe were in compliance with all respective covenant requirements under the bank credit facility.
Line of Credit
As of June 30, 2011, we had a $16.5 million revolving loan agreement with Bank of America, N.A., or the line of credit. The line of credit matures on September 8, 2011. Under the line of credit, at our option, each advance accrues interest on the basis of a one-month Eurodollar rate or prime rate, plus in either case, an applicable rate based on our total leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. As of June 30, 2011, we had $8.9 million in Eurodollar rate loans outstanding, which were based on a one-month Eurodollar rate of 0.19% plus an Applicable rate of 3.25%. The line of credit subjects us to certain covenants, including a covenant to maintain at least the line of credit commitment amount available for borrowing under the bank credit facility. As of June 30, 2011, we were in compliance with all covenant requirements under the line of credit and had $7.6 million of borrowing capacity thereunder. We have commenced discussions with Bank of America, N.A. to extend the maturity date of the line of credit; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.
Letters of Credit
As of June 30, 2011, we maintained six uncollateralized letters of credit to satisfy certain potential liabilities at Mohegan Sun and Mohegan Sun at Pocono Downs. As of June 30, 2011, letters of credit issued totaled $3.9 million, of which no amount was drawn. The letters of credit expired or will expire, as applicable, on various dates from January 2012 through March 2012, subject to renewals.
Salishan-Mohegan Bank Credit Facility
As of June 30, 2011, Salishan-Mohegan had a fully drawn $15.25 million revolving loan agreement with Bank of America, N.A., or the Salishan-Mohegan bank credit facility. The Salishan-Mohegan bank credit facility matures on October 18, 2011. Under the Salishan-Mohegan bank credit facility, at the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus in either case, an applicable rate, as defined under the Salishan-Mohegan bank credit facility. The applicable rate is 2.50% for base rate loans and 3.50% for Eurodollar rate loans. The base rate is the higher of Bank of America's announced prime rate or the federal funds rate plus 0.50%. The Salishan-Mohegan bank credit facility has no mandatory amortization provision and is payable in full at maturity. The Salishan-Mohegan bank credit facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan-Mohegan bank credit facility also are guaranteed by the Tribe. The Salishan-Mohegan bank credit facility subjects Salishan-Mohegan to certain non-financial and financial covenant requirements customarily found in loan agreements for similar transactions. As of June 30, 2011, Salishan-Mohegan was in compliance with all respective covenant requirements under the Salishan-Mohegan bank credit facility. We have commenced discussions with Bank of America, N.A. to extend the maturity date of the Salishan-Mohegan bank credit facility; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.
As of June 30, 2011, Salishan-Mohegan had $15.25 million in Eurodollar rate loans and no base rate loan outstanding. The Eurodollar rate loans outstanding at June 30, 2011 were based on a one-month Eurodollar rate of 0.19% plus an applicable rate of 3.50%.
Mohegan Tribe Promissory Note
In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, or the Mohegan Tribe promissory note, which was used to repay revolving loans under the Salishan-Mohegan bank credit facility. The Mohegan Tribe promissory note matures on October 18, 2011. The Mohegan Tribe promissory note accrues interest at an annual rate of 15.0%. Under the terms of the Mohegan Tribe promissory note, as amended, accrued interest from November 2009 through October 2010 was paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity; and from November 2010 through maturity, all accrued interest under the Mohegan Tribe promissory note is payable at maturity. We have commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe promissory note; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.
Mohegan Tribe Credit Facility
In February 2011, the Tribe agreed to lend Salishan-Mohegan up to $300,000 to fund its working capital requirements pursuant to a revolving commercial promissory note, or the Mohegan Tribe credit facility. In May 2011, Salishan-Mohegan entered into an amendment to the terms of the Mohegan Tribe credit facility to increase the borrowing capacity from $300,000 to $1.0 million. The Mohegan Tribe credit facility matures on October 18, 2011. The Mohegan Tribe credit facility accrues interest at an annual rate of 15.0% payable at maturity. We have commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe credit facility; however, we can provide no assurance of the terms of such extension or whether such extension will be granted. As of June 30, 2011, Salishan-Mohegan had $600,000 drawn on the Mohegan Tribe credit facility and $400,000 of borrowing capacity thereunder.

Capital Expenditures
The following table presents data related to capital expenditures (in millions, including capitalized interest):

	Capital Expenditures
	Nine Months Ended June 30, 2011	Remaining Forecasted	Total Forecasted
		Fiscal Year 2011	Fiscal Year 2011
Mohegan Sun:
Maintenance	$12.9	$11.2	$24.1
Development	16.3	3.4	19.7
Expansion - Project Horizon	0.7	0.8	1.5
Subtotal	29.9	15.4	45.3
Mohegan Sun at Pocono Downs:
Maintenance	3.4	2.1	5.5
Development	0.5	—	0.5
Expansion - Project Sunrise (1)	0.4	—	0.4
Expansion - Table Games (2)	(0.2)	—	(0.2)
Subtotal	4.1	2.1	6.2
Total	$34.0	$17.5	$51.5
__________

(1)	Represents adjustments to the final cost for Project Sunrise.

(2)	Represents adjustments to the final cost for table game and poker operations.
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs through a combination of cash flows provided by operating activities and draws under our bank credit facility.
Interest Expense
The following table presents our interest expense (in thousands, net of capitalized interest):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
Bank credit facility	$5,659	$5,572	$17,739	$17,783
2009 11 1/2% second lien senior secured notes, includes accretion of bond discount	5,917	5,963	17,738	16,046
2005 6 1/8% senior unsecured notes	3,828	3,828	11,484	11,484
2001 8 3/8% senior subordinated notes	42	42	126	126
2002 8% senior subordinated notes	5,000	5,000	15,000	15,000
2004 7 1/8% senior subordinated notes	4,008	4,008	12,024	12,024
2005 6 7/8% senior subordinated notes	2,578	2,578	7,734	7,734
Line of credit	68	75	211	209
WNBA promissory note	—	5	6	20
Salishan-Mohegan bank credit facility	164	141	453	414
Mohegan Tribe promissory note (Salishan-Mohegan)	374	374	1,122	1,118
Mohegan Tribe credit facility (Salishan-Mohegan)	15	—	18	—
Capital leases	55	61	168	192
Amortization of net deferred gain on settlement of derivative instruments	(117)	(115)	(351)	(350)
Amortization of debt issuance costs	1,787	1,789	5,365	5,417
Capitalized interest	—	(31)	—	(59)
Total interest expense, net of capitalized interest	$29,378	$29,290	$88,837	$87,158

Sufficiency of Resources

We have significant outstanding indebtedness and financial commitments. As of June 30, 2011, our debt totaled $1.6 billion, of which $765.7 million matures within the next twelve months, including $479.0 million outstanding under the bank credit facility which matures on March 9, 2012 and the 2002 senior subordinated notes which mature on April 1, 2012. In addition, a substantial amount of our other outstanding indebtedness matures over the following three fiscal years. We estimate, but can provide no assurance, that cash flows from operations, combined with existing cash balances and available borrowings under the bank credit facility, including any extensions or replacements thereof, will be sufficient to fund our cash requirements for scheduled interest payments on our outstanding indebtedness, relinquishment payments, planned capital expenditures, distributions to the Tribe and projected working capital needs over the next twelve months. However, we do not anticipate that these funding sources will be sufficient to repay amounts outstanding under the bank credit facility or the 2002 senior subordinated notes at maturity. Accordingly, we intend to refinance such outstanding indebtedness or otherwise access the debt capital markets to replace such outstanding indebtedness prior to their maturity in order to maintain sufficient resources for our operations. In this regard, we have engaged Blackstone Advisory Partners, L.P. and Credit Suisse Securities (USA) LLC to assist in the strategic planning relating to our debt maturities and evaluation and implementation of refinancing alternatives. We can provide no assurance that we will be able to refinance or replace the bank credit facility or the 2002 senior subordinated notes or that financing options available to us, if any, will be on favorable or acceptable terms. If we are unable to refinance or replace the bank credit facility and the 2002 senior subordinated notes at or prior to their respective maturities, we would be in default thereof, which may result in cross-defaults under our other outstanding indebtedness. If such defaults or cross-defaults were to occur, it would allow our lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. As discussed herein, we do not have sufficient funds to repay such accelerated indebtedness and our ability to otherwise refinance or replace our outstanding indebtedness is limited. If such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary for such repayment, which would have a material adverse effect on our financial position, results of operations and cash flows.
In addition, if our pro forma fixed charge coverage ratio falls below 2.0 to 1.0, we will be unable to refinance our outstanding subordinated indebtedness with senior indebtedness without waivers or consents from certain of our creditors, thus limiting the options available to us to refinance or replace our outstanding indebtedness. In such event, we can provide no assurance that we will be able to obtain such waivers or consents or that we will be able to refinance or replace our outstanding indebtedness or that financing options available to us, if any, will be on favorable or acceptable terms. As of June 30, 2011, our fixed charge coverage ratio was above 2.0 to 1.0. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for further details regarding risks relating to our sufficiency of resources and debt maturities.
Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements under the bank credit facility, line of credit and note indentures, we had approximately $122.9 million of borrowing capacity under the bank credit facility as of June 30, 2011.
Contractual Obligations and Commitments
The following table presents future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments (in thousands):

	Total	Payments due by period
Contractual Obligations		Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,590,714	$765,714	$250,000	$375,000	$200,000
Interest payments on long-term debt (3)	314,949	101,536	114,317	64,526	34,570
Procurement (4)	62,657	18,376	29,364	8,042	6,875
Capital lease (5)	5,515	700	1,483	1,602	1,730
Total	$1,973,835	$886,326	$395,164	$449,170	$243,175
_________

(1)	Represents payment obligations from July1, 2011 to June 30, 2012.

(2)	Represents long-term debt maturities as of June 30, 2011.

(3)	Represents anticipated interest payments on long-term debt as of June 30, 2011, pursuant to respective debt agreements.

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
New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or the FASB, issued revised guidance pertaining to reporting of comprehensive income. The revised guidance allows an entity the option of presenting the total of comprehensive income, components of net income and components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The revised guidance is effective retrospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2011. We do not expect this adoption to impact our financial position, results of operations or cash flows.

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

In June 2009, the FASB issued guidance pertaining to the elimination of the concept of a qualifying special purpose entity. The new guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying the enterprise that has the power to direct the activities of the variable interest entity and the obligation to absorb losses or the right to receive benefits of the variable interest entity. Additionally, the new guidance provides more timely and useful information about an enterprise's involvement with a variable interest entity. The new guidance is effective for annual periods beginning on or after November 15, 2009. We adopted this guidance in our first quarter of fiscal 2011, and its adoption did not impact our financial position, results of operations or cash flows.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest accrues on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the bank credit facility. As of June 30, 2011, $479.0 million was drawn on the bank credit facility.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information as of June 30, 2011 about our current financial instruments or debt obligations that are sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt instruments are based on quoted market prices or prices of similar instruments as of June 30, 2011.

	Expected Maturity Date						Total	Fair Value
	2011	2012	2013	2014	2015	Thereafter
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$2,183	$261,307	$250,734	$225,763	$150,793	$202,345	$1,093,125	$889,333
Average interest rate	8.0%	8.3%	6.1%	7.1%	6.9%	11.4%	7.9%
Variable rate	$8,854	$494,250	$—	$—	$—	$—	$503,104	$485,740
Average interest rate (1)	3.4%	4.1%	—	—	—	—	4.0%
___________

(1)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $5.0 million.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
We are subject to various claims and legal actions resulting from our normal course of business. Some of these matters relate to personal injuries to patrons and damages to patrons' personal assets. We estimate guest claims expense and accrue for such liabilities based upon historical experience.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	August 15, 2011	By:	/S/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman and Member, Management Board

Date:	August 15, 2011	By:	/S/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	August 15, 2011	By:	/S/ LEO M. CHUPASKA
Leo M. Chupaska Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

4.36	Form of Global 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.44 to the 2009 Form 10-K and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS*	XBRL Instance Document (filed herewith).

101.SCH*	XBRL Taxonomy Extension Schema (filed herewith).

101.CAL*	XBRL Taxonomy Calculation Linkbase (filed herewith).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB*	XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.