Form 10-K
period 2011-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2011-12-29
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________
FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 033-80655
____________________________________________________________
MOHEGAN TRIBAL GAMING AUTHORITY
(Exact name of registrant as specified in its charter)
____________________________________________________________

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
None
(Title of Class)
 ____________________________________________________________
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
In addition to the risk factors described under “Part I. Item 1A. Risk Factors,” the following important factors, among others, could affect our future financial condition or results of operations, causing actual results to differ materially from those expressed in the forward-looking statements:

•	the financial performance of Mohegan Sun and Mohegan Sun at Pocono Downs and the Pennsylvania off-track wagering facilities;

•	the local, regional, national or global economic climate, including the lingering effects of the economic recession, which has affected our revenues and earnings;

•	increased competition, including the expansion of gaming in New England, New York, New Jersey or Pennsylvania;

•	our leverage and ability to meet our debt service obligations and maintain compliance with financial debt covenants;

•	the continued availability of financing, including our ability to refinance or extend our significant indebtedness maturing in fiscal year 2012;

•	our dependence on existing management;

•	our ability to integrate new amenities from expansions to our facilities into our current operations and manage the expanded facilities;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations, including the limitation, denial or suspension of licenses required under gaming laws and regulations;

•	changes in applicable laws pertaining to the service of alcohol, smoking or other amenities offered at Mohegan Sun and Mohegan Sun at Pocono Downs;

•	our ability to implement successfully our diversification strategy;

•	an act of terrorism on the United States;

•	our customers' access to inexpensive transportation to our facilities and changes in oil, fuel or other transportation-related expenses; and

•	unfavorable weather conditions.
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
Our principal executive office and mailing address is One Mohegan Sun Boulevard, Uncasville, CT 06382. Our telephone number is (860) 862-8000. Our website is www.mtga.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934 are made available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.
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
Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:
Casino of the Earth
As of September 30, 2011, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 3,400 slot machines and 180 table games, including blackjack, roulette and craps;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area, including approximately 50 table games;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

•
food and beverage amenities, including: Seasons Buffet, a 784-seat multi-station buffet with live cooking stations, Birches Bar & Grill, a Hong Kong-style food outlet offering authentic Southeast Asian cuisine, Bobby Flay's Bobby's Burger Palace and multiple service bars, all operated by us, as well as Ballo Italian Restaurant & Social Club, Frank Pepe Pizzeria Napoletana and Fidelia's Market, an approximately 290-seat multi-station food court, operated by third-parties, for a total seating of approximately 1,700;

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars; and

•	the Wolf Den, an approximately 10,000-square-foot, 400-seat lounge featuring live entertainment seven days a week.
Casino of the Sky
As of September 30, 2011, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,200 slot machines and 110 table games, including blackjack, roulette and craps;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, a 24-hour coffee shop and four lounges and bars, all operated by us, as well as five full-service restaurants, three quick-service restaurants and a multi-station food court operated by third-parties, for a total seating of approximately 2,350;

•	The Shops at Mohegan Sun containing 31 retail shops, six of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Mohegan After Dark, consisting of Ultra 88, a nightclub, Lucky's Lounge and Dubliner, an Irish pub, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.
Casino of the Wind
As of September 30, 2011, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 725 slot machines, 30 table games, including blackjack, roulette and craps, and a 42-table themed poker room;

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
Mohegan Golf
We formed Mohegan Golf, LLC, or Mohegan Golf, to purchase and operate a golf course in Southeastern Connecticut. In May 2007, Mohegan Golf acquired substantially all of the assets of Pautipaug Country Club, Inc., which included a golf course in Sprague and Franklin, Connecticut. The golf course was renamed Mohegan Sun Country Club at Pautipaug and reopened under the ownership of Mohegan Golf in June 2007. In August 2010, the golf course and related facilities were temporarily closed for renovations and are scheduled to re-open in the spring of 2012.
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
As of September 30, 2011, Mohegan Sun at Pocono Downs operates in an approximately 400,000-square-foot facility, which includes the following:

•	approximately 82,000 square feet of gaming space;

•	approximately 2,300 slot machines, 66 table games, including blackjack, roulette and craps, and an 18-table poker room;

•	live harness racing and simulcast and off-track wagering;

•
food and beverage amenities, including: Ruth's Chris Steakhouse, Rustic Kitchen Bistro and Bar, which features dining and a live cooking show, Bar Louie, a casual bar and restaurant, Timbers Buffet, a 300-seat Mohegan Indian cultural heritage themed multi-station buffet, and a food court, including: Johnny Rockets, Hot Dog Hall of Fame, Puck Express by Wolfgang Puck and Ben & Jerry's Ice Cream, for a total seating of approximately 1,800;

•	five retail shops, one of which we own, offering products ranging from Mohegan Sun at Pocono Downs logo souvenirs to fine apparel; and

•	three bars/lounges: Sunburst Bar, featured in the center of the gaming floor, Breakers Night Club and Pearl Sushi Bar.
Strategy
Our overall strategy is to profit from gaming in our core markets, as well as to diversify the Tribe’s business interests within the gaming industry. Mohegan Sun primarily receives patronage from guests residing within 100 miles of Mohegan Sun, which represents our primary market. Mohegan Sun also receives patronage from guests residing within a 100 to 200 mile radius, which represents our secondary market. With the completion of Project Sunburst in 2002, we have developed Mohegan Sun into a full-scale entertainment and destination resort. The addition of Casino of the Wind and Sunrise Square further strengthens our presence in the Northeast United States gaming market. In addition, we have taken significant steps in our diversification efforts with the addition of our Mohegan Sun at Pocono Downs operations, including the July 2010 introduction of table game and poker operations.
Diversification
The Tribe has determined that it is in its best interest to pursue diversification of its business interests, both directly and through us. As a result, from time to time, we and the Tribe pursue various business opportunities. These opportunities primarily include proposed development and/or management of, investment in or ownership of additional gaming operations through direct investments, acquisitions, joint venture arrangements and loan or financial/credit support transactions. In addition, we and the Tribe are currently exploring other opportunities; however we can provide no assurance that we or the Tribe will continue to pursue any of these opportunities or that any of them will be consummated.
Cowlitz Project
In July 2004, we formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW. Mohegan Ventures-NW is one of three current members in Salishan-Mohegan, LLC, or Salishan-Mohegan, which was formed to participate in the Cowlitz Project, a proposed casino to be owned by the Cowlitz Tribe and to be located in Clark County, Washington. Mohegan Ventures-NW, Salishan Company, LLC, an unrelated entity, and the Tribe hold membership interests in Salishan-Mohegan of 49.15%, 43% and 7.85%, respectively.
In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time. Under the terms of the development agreement, Salishan-Mohegan will assist in securing financing, as well as administer and oversee the planning, designing, development, construction and furnishing of the proposed casino. The development agreement provides for development fees of 3% of total project costs, as defined under the development agreement, which are to be distributed to Mohegan Ventures-NW, pursuant to the Salishan-Mohegan operating agreement. In 2006, Salishan-Mohegan purchased a 152-acre site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States pursuant to the development agreement. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiation of a gaming compact with the State of Washington and acceptance of land into trust on behalf of the Cowlitz Tribe by the United States Department of the Interior. The development agreement provides for termination of Salishan-Mohegan’s exclusive development rights if the land is not taken into trust by December 31, 2015. Under the terms of the management agreement, Salishan-Mohegan will manage, operate and maintain the proposed casino for a period of seven years following its opening. The management agreement provides for management fees of 24% of net revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Under the terms of the Salishan-Mohegan operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interest. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.
In December 2010, the Assistant Secretary—Indian Affairs of the Department of the Interior made a final agency determination to acquire the 152-acre Cowlitz Project site into trust for the benefit of the Cowlitz Tribe pursuant to the Indian Reorganization Act. The Assistant Secretary also determined that the acquired lands will serve as the initial reservation of the Cowlitz Tribe and that the tribe may conduct gaming on such lands under IGRA. Transfer of the property to the United States remains subject to final action by the Department of the Interior, including resolution of two lawsuits challenging the federal government's actions. In January 2011, Clark County, Washington, the City of Vancouver, Washington, and certain other plaintiffs filed suit against the Department of the Interior, the Bureau of Indian Affairs, or the BIA, the NIGC and various government officials, and in February 2011, the Confederated Tribes of the Grand Ronde of Oregon filed suit against the Department of the Interior, the BIA and their officials. Pursuant to the Department of the Interior practice, the United States is not expected to take the Cowlitz Project site into trust while these lawsuits are pending. Class III gaming on the property remains subject to the negotiation and federal approval of a gaming compact between the Cowlitz Tribe and the State of Washington, which is a party to gaming compacts with twenty eight other federally-recognized Indian tribes in that state. We can provide no assurance that these conditions will be satisfied or that we will be able to obtain the necessary financing for the development of the proposed casino.
Menominee Project
In March 2007, we formed Mohegan Ventures Wisconsin, LLC, or MVW. MVW was one of two members in Wisconsin Tribal Gaming, LLC, or WTG, which we formed to participate in the Menominee Project, a proposed casino to be owned by the Menominee Tribe and to be located in Kenosha, Wisconsin. At inception, MVW held an 85.4% membership interest in WTG and Mohegan Ventures, LLC, or MV, a wholly-owned subsidiary of the Tribe, held the remaining 14.6% membership interest. In September 2010, MV surrendered its membership interest in WTG, subject to rights to future reimbursement of its contributions to WTG. MVW currently holds 100% membership interest in WTG.
In October 2004, we entered into a management agreement with the Menominee Tribe and the Menominee Kenosha Gaming Authority, or the MKGA, in connection with the Menominee Project. Under the terms of the management agreement, we will manage, operate and maintain the proposed casino for a period of seven years following its opening. The management agreement provides for management fees of 13.4% of net revenues, as defined under the management agreement, which approximates net income earned from the Menominee Project. The management agreement is subject to approval by the NIGC.
In March 2007, WTG also purchased the development rights for the Menominee Project under a development agreement with the Menominee Tribe and the MKGA. In September 2010, WTG entered into a release and reimbursement agreement pursuant to which WTG: (1) relinquished its development rights and was relieved of its development obligations for the Menominee Project; (2) retained its rights to reimbursement of a portion of certain receivables related to reimbursable costs and expenses advanced by WTG on behalf of the Menominee Tribe for the Menominee Project, subject to certain conditions; and (3) assigned the option to purchase the proposed Menominee Project site in Kenosha to MKGA. We retained our interest in the management agreement.
In January 2009, the BIA informed the Menominee Tribe of the decision by the United States Secretary of the Interior to decline to take the Menominee Project site in Kenosha into trust for the Menominee Tribe. The rejection of the Menominee Tribe’s trust land application was based on a policy for reviewing trust land acquisitions for off-reservation gaming projects adopted by the BIA in January 2008 in a guidance memorandum and contradicted an earlier recommendation from the BIA’s Regional Director. In May 2009, the Menominee Tribe filed a lawsuit against the federal government challenging the rejection. In June 2011, the Assistant Secretary-Indian Affairs of the Department of the Interior withdrew the BIA's January 2008 policy guidance which led to the rejection of the Menominee Tribe’s trust land application, and, in August 2011, the lawsuit was settled, allowing the Menominee Tribe to proceed with its trust land application. In December 2011, the County and City of Kenosha approved extensions to their intergovernmental agreements with the Menominee Tribe for the Menominee Project through March 2013. The Menominee Tribe's trust land application remains pending.
Other Projects
In March 2008, we formed Mohegan Gaming & Hospitality, LLC, or MG&H, with the Tribe to evaluate and pursue business opportunities. Our wholly-owned subsidiary, MTGA Gaming, LLC, or MTGA Gaming, and the Tribe hold 49% and 51% membership interests in MG&H, respectively. MG&H subsequently formed a wholly-owned subsidiary, Mohegan Resorts, LLC, or Mohegan Resorts. Certain of our and the Tribe’s diversification efforts are conducted, either directly or indirectly, through MG&H and Mohegan Resorts. Mohegan Resorts holds a 100% membership interest in Mohegan Resorts Mass, LLC, or Mohegan Resorts Mass, which was formed to pursue potential gaming opportunities in the Commonwealth of Massachusetts. Mohegan Resorts Mass has entered into a lease agreement for a 152-acre site located in Palmer, Massachusetts, which would serve as a potential site for gaming development. Mohegan Resorts also holds 100% membership interests in Mohegan Resorts New York, LLC and Mohegan Gaming New York, LLC, or collectively, the Mohegan New York entities, which were formed to pursue potential gaming opportunities in the state of New York. The Mohegan New York entities have agreed in principle to enter into a joint venture arrangement with unrelated third-party investors and developers to manage a proposed gaming facility to be located in Thompson, New York.
We can provide no assurance that we will continue to pursue any of these projects or that any of them will be consummated.
Market and Competition from Other Gaming Operations
Our gaming operation at Mohegan Sun is one of only two current gaming operations in New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in Connecticut, Foxwoods Resort Casino, or Foxwoods, owned by the Mashantucket Pequot Tribe, or the MPT, and located approximately 10 miles from Mohegan Sun. We face competition from racino and video lottery terminal facilities, or VLT facilities, in the states of New York and Rhode Island and from casinos in Atlantic City, New Jersey and, to a lesser extent, several casinos and gaming facilities located on Indian tribal lands in the State of New York. In addition, we face competition in and from the Northeastern Pennsylvania gaming market, both in the immediate market for Mohegan Sun at Pocono Downs, and for Mohegan Sun, in marketing and attracting patrons from the New York City metropolitan region.
We also face potential competition from the current or future expansion of state-licensed gaming in New England and the Northeastern United States and prospective gaming projects under consideration by other Indian tribes, including federally-recognized tribes in Massachusetts and New York. With the addition of table gaming to existing slot machine facilities in the Commonwealth of Pennsylvania and VLT facilities in the State of Delaware, commercial casino gaming has expanded in the Northeastern United States, in particular with the passing of legislation authorizing commercial casino gaming in the Commonwealth of Massachusetts in 2011. Federal recognition of the Mashpee Wampanoag Tribe, located in Massachusetts, and the Shinnecock Indian Nation of New York, in addition to tribal gaming related provisions of the expanded gaming legislation passed in Massachusetts, also increase the possibility of new tribal gaming in the Northeastern United States in the future. Other federally-recognized Indian tribes continue to pursue full-scale commercial casino gaming in the Catskills region of New York and elsewhere in the Northeastern United States. Under federal law, subsequent to obtaining federal recognition, Indian tribes are subject to certain governmental and regulatory approvals before commencing gaming operations, including, but not limited to: (1) negotiation of a gaming compact with the affected state, (2) acceptance of land into trust by the United States Department of the Interior, and (3) adoption of a tribal gaming ordinance. Indian tribes also may need to negotiate a management agreement and obtain financing to construct a facility. As further discussed below, groups seeking federal recognition as Indian tribes, as well as federally-recognized Indian tribes, continue efforts to establish or expand reservation lands with an interest in commercial casino gaming on such lands.
We are unable to predict whether efforts by federally-recognized Indian tribes or groups seeking federal recognition as Indian tribes will lead to the establishment of additional commercial casino gaming operations in the Northeastern United States. We are also unable to predict whether or when additional commercial casino gaming operations in the Northeastern United States will open. If established, we are uncertain of the impact such commercial casino gaming operations will have on our operations.
Mohegan Sun
The following is a summary of competition affecting Mohegan Sun:
Connecticut
Only the Tribe and the MPT are authorized to conduct commercial casino gaming in the State of Connecticut. As required by each tribe's separate Memorandum of Understanding, or MOU, with the State of Connecticut, the Tribe and the MPT make monthly contribution payments to the state based on a portion of revenues earned on slot machines. Pursuant to the terms of an exclusivity clause in each MOU, contribution payments to the state will terminate if there is any change in state law that permits operation of slot machines or other commercial casino games or if any other person lawfully operates slot machines or other commercial casino games within the State of Connecticut, except those consented to by the Tribe and the MPT.
In 2009, the MPT reportedly defaulted on certain of its debt obligations and entered into a forbearance agreement with its lenders under its bank credit facility and, in 2010, the MPT reportedly failed to repay its bank credit facility at maturity and announced the suspension of per capita gaming revenue distribution payments to its tribal members. According to reports, MPT is currently exploring the restructuring of their debt. It is uncertain whether any of these actions related to the MPT's debt structure will affect the Northeastern United States gaming market or will have an impact on our operations. The MPT continues to advertise, market and promote its facilities aggressively, and such efforts may be aided in the future by any debt relief or restructuring.
Rhode Island
The state's two pari-mutuel facilities, Twin River Casino in Lincoln and Newport Grand in Newport, reportedly offer approximately 5,700 VLTs. In addition, the Rhode Island legislature and governor have approved a law authorizing table gaming at Twin River, subject to the approval of voters in referenda to be held statewide and locally in Lincoln in November 2012. That law also included new promotional and marketing allowances for Twin River and Newport Grand. The Narragansett Indian Tribe of Rhode Island has filed suit challenging the referendum and new law on constitutional grounds.
Massachusetts
In November 2011, the governor of Massachusetts signed into law comprehensive gaming legislation which authorizes up to three casino resort licenses and one facility limited to 1,250 slot machines in Massachusetts to be licensed by a new gaming commission. Each of the three casino resort licenses is restricted to one of three geographic regions of the state, including Western Massachusetts, where we have leased property which would serve as a potential site for gaming development. Under the law, the new gaming commission is directed to assist the governor in compact negotiations with a federally-recognized Indian tribe in the commonwealth. A private developer in New Bedford has filed suit challenging the new legislation which allows for the consideration of tribal gaming.
While the governor of Massachusetts has announced his appointment to chair the five-member gaming commission, no schedule has yet been established for the promulgation of regulations or the consideration of gaming license applications.
New York
Racinos in Yonkers, Queens, Batavia, Hamburg, Nichols, Vernon, Monticello, Saratoga Springs and Farmington, New York, reportedly operate an aggregate of approximately 15,777 VLTs. Two of these racinos are located in or close to New York City - Empire City Casino at Yonkers Raceway, or Empire City, in Yonkers and Resorts World New York at Aqueduct Raceway in Queens, or Aqueduct, which opened on October 28, 2011.
Empire City operates approximately 5,380 VLTs and Aqueduct opened with approximately 2,486 VLTs and reportedly completed a second phase in December 2011 which brings the total number of gaming positions to approximately 5,000. Given Empire City's and Aqueduct's location in or near New York City, they have a distinct advantage over Mohegan Sun in competing for day-trip and other potential patrons from the New York metropolitan region.
The New York state legislature and governor have approved legislation which authorizes racinos to issue subsidized free play in amounts up to 10 percent of a facility's net machine income, subject to approval by the State Lottery, and the use of subsidized free play has reportedly increased significantly in New York. Various racinos, including Empire City and Aqueduct, have reportedly added electronic table games following the introduction of electronic roulette games at Saratoga Raceway.
There are eight federally-recognized Indian tribes in New York, and it has been reported that one of them, the Shinnecock Indian Nation of New York, is considering various sites on or near Long Island for a potential reservation and casino. Only three of the federally-recognized Indian tribes in the state, the Oneida Nation of New York, or the Oneida Nation, the Seneca Nation of New York, or the Seneca Nation, and the St. Regis Band of Mohawk Indians of New York, or the St. Regis Mohawk Tribe, currently engage in commercial casino gaming. However, several New York Indian tribes and at least two Indian tribes based in the State of Wisconsin have been pursuing potential gaming projects in the State of New York which, if completed, would add significant gaming space, as well as hotel capacity to the Northeastern United States gaming market.
In 2001, the state legislature approved legislation to permit as many as six new gaming operations by Indian tribes in addition to those then operated by the Oneida Nation and the St. Regis Mohawk Tribe. Under the legislation, three additional gaming operations are owned and operated by the Seneca Nation, while the remaining three may be located in either Ulster County or Sullivan County in the Catskills region of the state but have not received federal or final state approval to date. This legislation approved the use of traditional slot machines, rather than VLTs, where the possession and use of traditional slot machines are authorized pursuant to a tribal-state compact. The governor had reached tentative land claim settlements with various Indian tribes and supported legislation for as many as five tribal commercial casinos to be located in the Catskills region since that law was first adopted in 2001. However, a 2005 United States Supreme Court decision regarding tribal jurisdiction over Indian tribal lands not held in trust by the United States and subsequent federal court decisions led to the withdrawal of these land claim settlement agreements. Several federally-recognized Indian tribes, including the Seneca Nation, the St. Regis Mohawk Tribe and the Stockbridge-Munsee Tribe of Wisconsin, have continued to pursue tribal commercial casinos in the Catskills region.
In June 2011, the Assistant Secretary-Indian Affairs of the Department of the Interior withdrew earlier Bureau of Indian Affairs policy guidance issued in January 2008 relating to trust land acquisitions for so-called off-reservation gaming projects. The January 2008 policy guidance had led to the rejection of certain trust land applications in the Catskills region. According to published reports, several tribes are now reconsidering or renewing efforts to develop gaming facilities in the Catskills region.
The following is a summary of current and potential gaming operations by federally-recognized Indian tribes in the State of New York:

•	The Oneida Nation-The Oneida Nation operates Turning Stone Resort Casino in Verona, approximately 270 miles from Mohegan Sun.

•	The St. Regis Mohawk Tribe-The St. Regis Mohawk Tribe operates Akwesasne Mohawk Casino in Hogansburg and Mohawk Bingo Palace in Akwesasne, each approximately 400 miles from Mohegan Sun.

•	The Seneca Nation-The Seneca Nation operates three casinos in the western region of the state more than 400 miles from Mohegan Sun.

•	The Cayuga Nation of New York-The Cayuga Nation of New York previously operated bingo gaming halls in Union

Springs and Seneca Falls, but the tribe's application with the BIA to take 125 acres into trust for gaming at those facilities was rejected in December 2011. The tribe also has pursued gaming in the Catskills region at various times.

•
The Shinnecock Indian Nation of New York-The Shinnecock Indian Nation of New York has an approximately 800-acre state reservation on the east side of Shinnecock Bay, adjacent to Southampton on Long Island, but has reportedly considered as many as 30 other locations for a casino site. Gaming on the tribe's existing state reservation or any other location will likely require various regulatory approvals and/or legislation.

The Oneida Nation, the Seneca Nation and the St. Regis Mohawk Tribe reportedly have one or more ongoing disputes with the State of New York regarding property taxes, cigarette taxes or gaming revenue sharing payments. In 2010, the Seneca Nation and the St. Regis Mohawk Tribe ceased making certain gaming revenue sharing payments to the state, and in November 2011, the Seneca Nation reportedly agreed to binding arbitration of its gaming payment dispute with the state. These disputes or their ultimate resolutions may increase the likelihood of new tribal or commercial gaming operations in the Catskills region and may impact competition in the Northeastern United States gaming market.
New Jersey
The Atlantic City gaming market currently consists of 11 gaming properties reportedly offering approximately 17,000 hotel rooms and 1.4 million square feet of gaming space, including approximately 31,000 slot machines and 1,600 table games.
In the past year, the New Jersey governor and state legislature have acted on a series of legislative reforms and public-private initiatives to revitalize gaming in the state and respond to competition from expanded gaming in nearby states. In early 2011, the governor signed bills authorizing up to two “boutique hotel casinos” in Atlantic City and the creation of a new Atlantic City tourism district, as well as regulatory reforms to, among other things, allocate certain regulatory cost savings into a casino marketing fund. The governor also signed legislation permitting betting exchanges for horse racing and the pooling of pari-mutuel wagers. Also in early 2011, the governor announced a planned state investment of $261 million in tax increment financing and other incentives for a $1.1 billion financing plan for the suspended Revel Entertainment Group project in Atlantic City. It has been reported that the project will be completed in June 2012. In November 2011, New Jersey voters approved a sports betting initiative which authorizes the legislature to pass laws allowing sports wagering, which reportedly would permit litigation to proceed challenging a ban on sports wagering in New Jersey under a 1992 federal law.
Maine
Full-scale casino gaming operations are now authorized in the State of Maine on a limited basis as a result of two successful referenda in 2010 and 2011, while other new or relocated gaming facilities were rejected by voters in 2011. Voters in the state have approved a proposed commercial casino for a single site in Oxford County, subject to local approval. The developers of the proposed casino have announced plans for a 100,000-square-foot casino resort to be completed in phases over five years, including table games. Penn National Gaming, Inc., the operator of Hollywood Slots Hotel & Raceway, a racino located in Bangor, with 1,000 slot machines and a six-story hotel, won approval by county voters in 2011 to add table games, and will reportedly add 14 poker, blackjack, roulette and other table games in March 2012 and be renamed Hollywood Casino Bangor.
New Hampshire
Commercial casino gaming operations are not currently permitted in the State of New Hampshire, with the exception of limited charitable table gaming. There are no federally-recognized Indian tribes in the state.
Vermont
Currently, gaming is not permitted in the State of Vermont nor is there any significant initiative underway to legalize commercial casino gaming operations in the state. There are no federally-recognized Indian tribes in the state.
Mohegan Sun at Pocono Downs
The following is a summary of competition affecting Mohegan Sun at Pocono Downs:
In 2004, the Commonwealth of Pennsylvania passed the Pennsylvania Race Horse Development and Gaming Act, or the Pennsylvania Gaming Act, which permitted the operation of up to 61,000 slot machines at 14 locations throughout the state. In addition, the Pennsylvania Gaming Act authorized the operation of up to 500 slot machines at two resort facilities. The Pennsylvania Gaming Act also includes prohibitions against locating facilities within close proximity to other operations, which, among other things, effectively prohibits locating a slot machine facility within twenty miles of Mohegan Sun at Pocono Downs or a smaller resort slot machine facility within fifteen miles of Mohegan Sun at Pocono Downs. In 2010, the Pennsylvania Gaming Act was amended to allow slot machine operators in the Commonwealth of Pennsylvania to operate certain table games, including poker.

The amendment also authorized a resort facility to be awarded in 2017, which is prohibited from being located within thirty miles of Mohegan Sun at Pocono Downs. In addition, the amendment increased the number of slot machines at such smaller resort facilities from 500 to 600 and restricted the number of table games at such facilities to 50. All operating slot machine facilities in the state have added table game operations.
Mohegan Sun at Pocono Downs faces competition from several facilities in the Commonwealth of Pennsylvania, as well as neighboring states. However, its most immediate competitors are Mount Airy Casino Resort, or Mount Airy, and Sands Casino Resort Bethlehem, or Sands Bethlehem, both of which are located in Northeastern Pennsylvania:

•
Mount Airy-Mount Airy, located at the former Mount Airy Lodge in Mount Pocono, opened in October 2007 and is approximately 40 miles from Mohegan Sun at Pocono Downs. Mount Airy reportedly offers 2,540 slot machines, 78 table games, a 188-room hotel, a spa and a golf course.

•
Sands Bethlehem-Sands Bethlehem, owned by Las Vegas Sands Corporation, opened in May 2009 and is approximately 70 miles from Mohegan Sun at Pocono Downs. Sands Bethlehem reportedly offers 3,250 slot machines and 89 table games. Sands Bethlehem opened a new 300 room hotel at the facility in May 2011.

In addition to existing slot machine and table game operations in the Commonwealth of Pennsylvania, Mohegan Sun at Pocono Downs faces existing competition from the VLT facility at the Monticello Raceway in Monticello, New York, approximately 90 miles from Mohegan Sun at Pocono Downs. Additionally, Mohegan Sun at Pocono Downs faces competition from Tioga Downs Casino in Nichols, New York, approximately 100 miles from Mohegan Sun at Pocono Downs. Tioga Downs Casino offers a racetrack and reportedly 750 VLTs. Mohegan Sun at Pocono Downs also faces potential competition from any gaming operation that is ultimately developed in the Catskills region of New York.

In 2010, the PGCB voted to revoke a license awarded to an affiliate of Foxwoods Development, LLC for a second stand-alone facility in Philadelphia and, in 2011, the developers reportedly filed an appeal from a decision in commonwealth court upholding the PGCB's action. Additionally, new gaming projects are reportedly proceeding in Maryland and Ohio; however, we do not believe that these developments will have a direct impact on Mohegan Sun at Pocono Downs. The expansion of gaming in nearby states may nevertheless impact the overall Pennsylvania gaming market.
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
Governance of the Tribe
The Tribe's Constitution provides for the governance of the Tribe by a Tribal Council consisting of nine members, and a Council of Elders consisting of seven members. The registered voters of the Tribe elect all members of the Tribal Council and the Council of Elders. As the result of an amendment to the Tribe's Constitution in September 2003, the members of both the Council of Elders and the Tribal Council are elected on a staggered term basis and members of each Council are currently elected for four-year terms. The terms of four members of the Council of Elders expire in October 2012, and the terms for the remaining three members will expire in October 2014. The terms for five members of the Tribal Council expire in October 2013 and the terms for the remaining four members will expire in October 2015. Members of the Tribal Council must be at least 21 years of age when elected, and members of the Council of Elders must be at least 55 years of age when elected. The members of the Tribal Council also serve as members and officers on our Management Board.
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
The Tribe may amend the provisions of its Constitution that established us and the Gaming Disputes Court, which is described below. Such an amendment requires the approval of two-thirds of the members of the Tribal Council and must be ratified by registered voters of the Tribe by a two-thirds majority of all votes cast, with at least 40% of the registered voters of the Tribe voting. In addition, the Tribe's Constitution currently prohibits the Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Tribal lands. An amendment to this provision requires the affirmative vote of 75% of all registered voters of the Tribe. Prior to the enactment of any such amendment by the Tribal Council, any non-Tribal party would have the opportunity to seek a ruling from the Appellate Branch of the Gaming Disputes Court that the proposed amendment would constitute an impermissible impairment of contract.
The Council of Elders acts in the capacity of an appellate court of final review and may hear appeals of any case or controversy arising under the Tribe's Constitution, except those matters related to Mohegan Sun, which are required to be submitted to the Gaming Disputes Court.
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
Below is a description of certain information regarding judges currently serving on the Gaming Disputes Court:
Paul M. Guernsey, Chief Judge. Age: 61. Judge Guernsey has served on the Gaming Disputes Court since 1996. He was appointed Acting Chief Judge in November 1999 and appointed as Chief Judge in January 2000. Judge Guernsey also has served as Fact Finder for the New London Judicial District from 1990 to 1992 and as State of Connecticut Attorney Trial Referee, Judicial District of New London, since 1992.
F. Owen Eagan, Judge. Age: 81. Judge Eagan was appointed to the Gaming Disputes Court in 1996. He served as United States Magistrate Judge from 1975 to 1996 and was formerly Assistant United States Attorney for the District of Connecticut and United States Attorney for the District of Connecticut. He also served as an adjunct law faculty member at Western New England College School of Law.
Frank A. Manfredi, Judge. Age: 60. Judge Manfredi was appointed to the Gaming Disputes Court in 2001. He has been a partner at Cotter, Greenfield, Manfredi & Lanes, P.C., since 1983. Judge Manfredi also has served as State of Connecticut Attorney Trial Referee since 1993, State of Connecticut Attorney Fact Finder since 1992 and Town Attorney for the Town of Preston since 1988.
Thomas B. Wilson, Judge. Age: 72. Judge Wilson was appointed to the Gaming Disputes Court in 1996. Judge Wilson served as a partner and director at Suisman, Shapiro, Wool, Brennan & Gray, P.C., from 1967 to 2003. Judge Wilson also has served as State Attorney Trial Referee since 1988 and as Town Attorney for the Town of Ledyard from 1971 to 1979, 1983 to 1991 and 1995 to 2003.
Workers' Compensation Department
Effective September 1, 2004, the Tribal Council established a Workers' Compensation Department that oversees a self-administered workers' compensation program for employees of the Tribe and us, but does not include employees of any of the Pocono Downs entities. Prior to the formation of this department, we participated in the State of Connecticut workers' compensation program. Duties of the Workers' Compensation Department, including judgment on claims, are performed by two commissioners retained by the Tribe.
Below is a description of certain information regarding the commissioners serving in the Workers' Compensation Department:
Giancarlo Rossi, Chief Commissioner. Age: 62. Mr. Rossi was appointed Chief Commissioner of the Tribe's Workers' Compensation Department in September 2004. Mr. Rossi is a practicing attorney with over 20 years of workers' compensation experience in Connecticut.
Louis M. Pacelli, Commissioner. Age: 57. Mr. Pacelli was appointed Commissioner of the Tribe's Workers' Compensation Department in September 2004. Mr. Pacelli is a partner in the law firm of Grillo and Pacelli, LLC in East Haven, Connecticut and has practiced general law, including workers' compensation matters, for over 20 years in Connecticut.
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
Absent the consent of the Tribe or action of Congress, the laws of the State of Connecticut do not apply to us or the Tribe. Pursuant to the federal law that settled the Tribe's land claims in 1994, the United States and the Tribe consented to, among other things, the extension of Connecticut criminal law and Connecticut state traffic controls over Mohegan Sun.
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
The Indian Gaming Regulatory Act of 1988
Regulatory Authority
The operation of casinos and of all gaming on Indian land is subject to IGRA, which is administered by the NIGC, an independent agency within the United States Department of the Interior, which exercises primary federal regulatory responsibility over Indian gaming. The NIGC has exclusive federal authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III Gaming (as described below), approve management agreements for gaming facilities, conduct investigations and generally monitor tribal gaming. Certain responsibilities under IGRA (such as the approval of gaming compacts, gaming revenue allocation plans for tribal members and the review of applications to take land into trust for gaming) are retained by the BIA. The BIA also has responsibility to review and approve certain agreements and land leases relating to Indian lands. The U.S. Department of Justice also retains responsibility for federal criminal law enforcement on the Mohegan reservation.
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
Tribal Ordinances
Under IGRA, except to the extent otherwise provided in a tribal-state compact, Indian tribal governments have primary regulatory authority over Class III Gaming on land within a tribe's jurisdiction. Therefore, our gaming operations, and persons engaged in gaming activities, are guided by and subject to the provisions of the Tribe's ordinances and regulations regarding gaming, in addition to the provisions of the Mohegan Compact.
IGRA requires that the NIGC review tribal gaming ordinances and authorizes the NIGC to approve such ordinances only if they meet specific requirements relating to: (1) the ownership, security, personnel background, record keeping and auditing of a tribe's gaming enterprises; (2) the use of the revenues from such gaming; and (3) the protection of the environment and the public health and safety. The Tribe adopted its gaming ordinance in July 1994, and the NIGC approved the gaming ordinance in November 1994.
Classes of Gaming
IGRA classifies games that may be conducted on Indian lands into three categories. “Class I Gaming” includes social games solely for prizes of minimal value or traditional forms of Indian gaming engaged in by individuals as part of, or in connection with, tribal ceremonies or celebrations. “Class II Gaming” includes bingo, pull-tabs, lotto, punch boards, tip jars, certain non-banked card games (if such games are played legally elsewhere in the state), instant bingo and other games similar to bingo, if those games are played at the same location where bingo is played. “Class III Gaming” includes all other forms of gaming, such as slot machines, video casino games (e.g., video blackjack and video poker), so-called banked table games (e.g., blackjack, craps and roulette) and other commercial gaming (e.g., sports betting and pari-mutuel wagering).
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

With the growth of the Internet and other modern advances, computers and other technology aids are increasingly used to conduct specific kinds of gaming, such as poker or wagering on horse racing. Congress has adopted and continues to consider legislation to limit or otherwise regulate on-line gaming by U.S. residents. Individual states are also considering legislation to license and regulate Internet gaming on an intrastate basis under safe harbor provisions of the Unlawful Internet Gambling Enforcement Act of 2006, or the UIGEA, adopted in October 2006. Congress has considered but, to date, not passed amendments to the UIGEA or new legislation to establish a licensing, taxing and enforcement framework for Internet gaming. The U.S. Department of Justice has brought indictments against various operators and payment processors involved in offshore on-line gaming transactions with persons located in the United States and also authored an opinion clarifying the department’s view of permissible on-line activities by state lotteries under federal law.
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
IGRA provides that if an Indian tribe and state fail to successfully negotiate a tribal-state compact, the United States Department of the Interior may approve gaming procedures pursuant to which Class III Gaming may be conducted on Indian lands. Gaming compacts or approved gaming procedures take effect upon notice of approval by the Secretary of the Interior published in the Federal Register. The Mohegan Compact, approved by the United States Secretary of the Interior in 1994, does not have a specific term and will remain in effect until terminated by written agreement of both parties, or the provisions are modified as a result of a change in applicable law. Our gaming operations are subject to the requirements and restrictions contained in the Mohegan Compact, which authorizes the Tribe to conduct most forms of Class III Gaming.
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
As in most states, the regulations and oversight applicable to our operations in Pennsylvania are intended primarily to safeguard the legitimacy of gaming and its freedom from inappropriate or criminal influences. The PGCB has broad authority to regulate in the best interests of gaming and may, to that end, disapprove the involvement of certain personnel in our operations, reject certain transactions following their consummation, require divestiture by unsuitable persons or withhold permission on applicable gaming matters for a variety of reasons.
Material Agreements
The following summarizes the terms of our material agreements. This summary does not restate in entirety the terms of each agreement. We urge you to read each agreement because they, and not this summary, define our rights and obligations, and, in some cases, those of the Tribe. Material agreements are included by reference to previous filings in the schedule of exhibits to this Annual Report on Form 10-K.
Gaming Compact with the State of Connecticut
In April 1994, the Tribe and the State of Connecticut entered into a gaming compact to authorize and regulate the Tribe's conduct of gaming on the Tribe's land in Connecticut, and the U.S. Secretary of the Interior approved the Mohegan Compact by notice published in the Federal Register on December 16, 1994. The Mohegan Compact has a perpetual term and is substantively similar to the procedures that govern gaming operations of the MPT in Connecticut and provide, among other things, as follows:
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
Relinquishment Agreement
In February 1998, we and Trading Cove Associates, or TCA, entered into a relinquishment agreement, or the relinquishment agreement. Effective January 1, 2000, or the relinquishment date, the relinquishment agreement superseded a then-existing management agreement with TCA. The relinquishment agreement provides, among other things, that we make certain payments to TCA out of, and determined as a percentage of, revenues, as defined under the relinquishment agreement, generated by Mohegan Sun over a 15-year period commencing on the relinquishment date. The payments, or senior relinquishment payments and junior relinquishment payments, have separate schedules and priorities. Senior relinquishment payments commenced on April 25, 2000, 25 days following the end of the first three-month period after the relinquishment date, and continue at the end of each three-month period thereafter until January 25, 2015. Junior relinquishment payments commenced on July 25, 2000, 25 days following the end of the first six-month period after the relinquishment date, and continue at the end of each six-month period thereafter until January 25, 2015. Each senior and junior relinquishment payment is 2.5% of revenues generated by Mohegan Sun over the immediate preceding three-month or six-month payment period, as the case may be. Revenues are defined under the relinquishment agreement as gross gaming revenues, other than Class II gaming revenues, and all other revenues, as defined, including, without limitation, hotel revenues, room service revenues, food and beverage revenues, ticket revenues, fees or receipts from the convention/events center and all rental revenues or other receipts from lessees and concessionaires, but not the gross receipts of such lessees, licenses and concessionaires, derived directly or indirectly from the facilities, as defined. Revenues under the relinquishment agreement exclude revenues generated from certain expansion areas of Mohegan Sun, such as Casino of the Wind, as such areas do not constitute facilities as defined under the relinquishment agreement.
In the event of any bankruptcy, liquidation, reorganization or similar proceeding, the relinquishment agreement provides that senior and junior relinquishment payments then due and owing are subordinated in right of payment to our senior secured obligations, which include our bank credit facility, 2009 second lien senior secured notes and capital lease obligations, and that junior relinquishment payments then due and owing are further subordinated in right of payment to all of our other senior obligations, including our 2005 senior unsecured notes. The relinquishment agreement also provides that all relinquishment payments are subordinated in right of payment to minimum priority distribution payments, which are required monthly payments made by us to the Tribe under a priority distribution agreement, to the extent then due.
In connection with a relinquishment agreement, TCA granted us an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights, including the “Mohegan Sun” name.
Priority Distribution Agreement
In August 2001, we and the Tribe entered into an agreement, or the priority distribution agreement, which stipulates that we must make monthly payments to the Tribe to the extent of our net cash flow, as defined under the priority distribution agreement. The priority distribution agreement, which has a perpetual term, limits the maximum aggregate priority distribution payments in each calendar year to $14.0 million, as adjusted annually in accordance with a formula specified in the priority distribution agreement to reflect the effects of inflation. Payments under the priority distribution agreement: (1) do not reduce our obligations to reimburse the Tribe for governmental and administrative services provided by the Tribe or to make payments under any other agreements with the Tribe; (2) are limited obligations and are payable only to the extent of our net cash flow, as defined under the priority distribution agreement; and (3) are not secured by a lien or encumbrance on any of our assets or properties.
Town of Montville Agreement
In June 1994, the Tribe entered into an agreement with the Town of Montville, or the Town under which the Tribe agreed to pay the Town $500,000 annually to minimize the impact of Tribe’s reservation being held in trust on the Town. The Tribe has assigned its rights and obligations under this agreement to us.
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

Term
The term of the agreement is 25 years with an option, exercisable by us, to extend the term for one additional 25-year period. Upon termination of the agreement, we will be required to surrender to the Tribe possession of the property and improvements, excluding any equipment, furniture, fixtures or other personal property.

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
Use of Property
We may utilize the property and improvements solely for the operation of Mohegan Sun, unless prior approval is obtained from the Tribe for any proposed alternative use. We may not construct or alter any building or improvement located on the property unless complete and final plans and specifications are approved by the Tribe. Following foreclosure of any mortgage on our interest under the agreement or any transfer of such interest to the holder of such mortgage in lieu of foreclosure, the property and improvements may be utilized for any lawful purpose, subject to applicable codes and governmental regulations; provided, however, that a non-Indian holder of the property may under no circumstance conduct gaming operations on the property.
Permitted Mortgages and Rights of Permitted Mortgagees
We may not mortgage, pledge or otherwise encumber our leasehold estate in the property except to a holder of a permitted mortgage. Under the terms of the agreement, permitted mortgages include the leasehold mortgage securing our obligations under the bank credit facility and 2009 second lien senior secured notes, provided that, among other things: (1) the Tribe will have the right to notice of, and to cure, any default by us; (2) the Tribe will have the right to prior notice of an intention by the holder to foreclose on the permitted mortgage and the right to purchase the mortgage in lieu of any foreclosure; and (3) the permitted mortgage is subject and subordinated to any and all access and utility easements granted by the Tribe under the agreement. Under the terms of the agreement, each holder of a permitted mortgage has the right to notice of any default by us under the agreement and the opportunity to cure such default within the applicable cure period.
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
Agreements with Other Indian Tribes
Cowlitz Project
In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time. Under the terms of the development agreement, Salishan-Mohegan will assist in securing financing, as well as administer and oversee the planning, designing, development, construction and furnishing of the proposed casino. The development agreement provides for development fees of 3% of total project costs, as defined under the development agreement, which are to be distributed to Mohegan Ventures-NW, pursuant to the Salishan-Mohegan operating agreement. In 2006, Salishan-Mohegan purchased a 152-acre site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States pursuant to the development agreement. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiation of a gaming compact with the State of Washington and acceptance of land into trust on behalf of the Cowlitz Tribe by the United States Department of the Interior. The development agreement provides for termination of Salishan-Mohegan’s exclusive development rights if the land is not taken into trust by December 31, 2015. Under the terms of the management agreement, Salishan-Mohegan will manage, operate and maintain the proposed casino for a period of seven years following its opening. The management agreement provides for management fees of 24% of net revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Under the terms of the Salishan-Mohegan operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interest. The management agreement is subject to approval by the NIGC.
Menominee Project
In October 2004, we entered into a management agreement with the Menominee Tribe and the MKGA, in connection with the Menominee Project. Under the terms of the management agreement, we will manage, operate and maintain the proposed casino for a period of seven years following its opening. The management agreement provides for management fees of 13.4% of net revenues, as defined under the management agreement, which approximates net income earned from the Menominee Project. The management agreement is subject to approval by the NIGC.
Certain Indebtedness
The following summarizes the terms of our debt agreements. This summary does not restate in entirety the terms of each agreement. We urge you to read each agreement because they, and not this summary, define our rights and obligations, and, in some cases, those of the Tribe. Material agreements are included by reference to previous filings in the schedule of exhibits to this Annual Report on Form 10-K. Certain other matters relating to our debt obligations are further discussed under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 15. Exhibits, Financial Statement Schedules” to this Annual Report on Form 10-K.
Bank Credit Facility

In December 2008, we entered into a third amended and restated bank credit facility. The bank credit facility was amended in October 2009. As amended, the bank credit facility provides for a revolving loan and letter of credit borrowing capacity of up to $675.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The bank credit facility has no mandatory amortization provision and is payable in full on March 9, 2012. As of September 30, 2011, $535.0 million was drawn on the bank credit facility. As of September 30, 2011, letters of credit issued under the bank credit facility totaled $3.7 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements under the bank credit facility, line of credit and note indentures, we had approximately $133.7 million of borrowing capacity under the bank credit facility as of September 30, 2011.
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
The bank credit facility is collateralized by a first priority lien on substantially all of our assets, including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land and improvements that comprise Mohegan Sun. We also are required to pledge additional assets as collateral for the bank credit facility as we or our existing and future guarantor subsidiaries acquire them. Our obligations under the bank credit facility are fully and unconditionally guaranteed, jointly and severally, by the Pennsylvania entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. The bank credit facility includes non-financial covenant requirements of the types customarily found in loan agreements for similar transactions. The bank credit facility also subjects us to a number of restrictive financial covenant requirements. These financial covenant requirements include, among other things, a minimum fixed charge coverage ratio, maximum total leverage and senior leverage ratios and maximum capital expenditures and investments.
Senior Notes
2009 11 1/2% Second Lien Senior Secured Notes
In October 2009, we issued $200.0 million second lien senior secured notes with fixed interest payable at a rate of 11.50% per annum, or the 2009 second lien senior secured notes. The 2009 second lien senior secured notes were issued at a price of 96.234% of par, to yield an effective interest rate of 12.25% per annum. The 2009 second lien senior secured notes mature on November 1, 2017. The first call date for the 2009 second lien senior secured notes is November 1, 2013. Interest on the 2009 second lien senior secured notes is payable semi-annually on May 1st and November 1st. The 2009 second lien senior secured notes are collateralized by a second priority lien on substantially all of our and our existing and future guarantor subsidiaries' properties and assets, and are effectively subordinated to all of our and our existing and future guarantor subsidiaries' first priority lien secured indebtedness, including borrowings under the bank credit facility, to the extent of the value of the collateral securing such indebtedness. The 2009 second lien senior secured notes rank equally in right of payment with all of our and our existing and future guarantor subsidiaries' senior indebtedness and senior relinquishment payment obligations under the relinquishment agreement that are then due and owing, but, to the extent of the value of the collateral securing such indebtedness, rank effectively senior to all of our and our existing and future guarantor subsidiaries' unsecured senior indebtedness, including our 2005 6 1/8% senior unsecured notes and senior and junior relinquishment payment obligations under the relinquishment agreement that are then due and owing. The 2009 second lien senior secured notes rank senior to all of our and our existing and future guarantor subsidiaries' subordinated indebtedness, including our 2001 8 3/8% senior subordinated notes, 2002 8% senior subordinated notes, 2004 7 1/8% senior subordinated notes and 2005 6 7/8% senior subordinated notes.
The 2009 second lien senior secured notes are fully and unconditionally guaranteed, jointly and severally, on a second priority lien senior secured basis, by the Pennsylvania entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
The 2009 second lien senior secured notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
2005 6 1/8% Senior Unsecured Notes
In February 2005, we issued $250.0 million senior unsecured notes with fixed interest payable at a rate of 6.125% per annum, or the 2005 senior unsecured notes. The 2005 senior unsecured notes mature on February 15, 2013. The 2005 senior unsecured notes are callable at our option at par. Interest on the 2005 senior unsecured notes is payable semi-annually on February 15th and August 15th. The 2005 senior unsecured notes are uncollateralized general obligations, and are effectively subordinated to all of our and our existing and future guarantor subsidiaries' senior secured indebtedness, including borrowings under the bank credit facility and 2009 second lien senior secured notes, to the extent of the value of the collateral securing such debt. The 2005 senior unsecured notes rank equally in right of payment with the 2009 second lien senior secured notes and senior relinquishment payment obligations under the relinquishment agreement that are then due and owing. The 2005 senior unsecured notes rank senior to junior relinquishment payment obligations under the relinquishment agreement that are then due and owing and all of our and our existing and future guarantor subsidiaries' subordinated indebtedness, including our 2001 8 3/8% senior subordinated notes, 2002 8% senior subordinated notes, 2004 7 1/8% senior subordinated notes and 2005 6 7/8% senior subordinated notes.
The 2005 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by the Pennsylvania entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
Senior Subordinated Notes
2001 8 3/8% Senior Subordinated Notes
In July 2001, we issued $150.0 million senior subordinated notes with fixed interest payable at a rate of 8.375% per annum, or the 2001 senior subordinated notes. In August 2004, we completed a cash tender offer and consent solicitation and repurchase of $133.7 million aggregate principal amount of the 2001 senior subordinated notes. In March 2009, we repurchased an additional $14.3 million aggregate principal amount of the 2001 senior subordinated notes. The remaining outstanding 2001 senior subordinated notes, including accrued interest, matured on July 1, 2011, at which time we repaid them with proceeds from the bank credit facility.
2002 8% Senior Subordinated Notes
In February 2002, we issued $250.0 million senior subordinated notes with fixed interest payable at a rate of 8.000% per annum, or the 2002 senior subordinated notes. The 2002 senior subordinated notes mature on April 1, 2012. The 2002 senior subordinated notes are callable at our option at par. Interest on the 2002 senior subordinated notes is payable semi-annually on April 1st and October 1st.
2004 7 1/8% Senior Subordinated Notes
In August 2004, we issued $225.0 million senior subordinated notes with fixed interest payable at a rate of 7.125% per annum, or the 2004 senior subordinated notes. The 2004 senior subordinated notes mature on August 15, 2014. The 2004 senior subordinated notes are callable at our option at par. Interest on the 2004 senior subordinated notes is payable semi-annually on February 15th and August 15th.

2005 6 7/8% Senior Subordinated Notes
In February 2005, we issued $150.0 million senior subordinated notes with fixed interest payable at a rate of 6.875% per annum, or the 2005 senior subordinated notes. The 2005 senior subordinated notes mature on February 15, 2015. The 2005 senior subordinated notes are callable at our option at par. Interest on the 2005 senior subordinated notes is payable semi-annually on February 15th and August 15th.

The senior subordinated notes are uncollateralized general obligations, and are subordinated to borrowings under the bank credit facility, 2009 second lien senior secured notes, 2005 senior unsecured notes and senior relinquishment payment obligations under the relinquishment agreement that are then due and owing. The senior subordinated notes rank equally in right of payment with each other and junior relinquishment payment obligations under the relinquishment agreement that are then due and owing. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by the Pennsylvania entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
We or our affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and our liquidity and covenant requirement restrictions, among other factors.
Senior and Senior Subordinated Notes Covenants
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
Line of Credit
As of September 30, 2011, we had a $16.5 million revolving loan agreement with Bank of America, N.A., or the line of credit. The line of credit matures on March 9, 2012. Under the line of credit, at our option, each advance accrues interest on the basis of a one-month Eurodollar rate or prime rate, plus in either case, an applicable rate based on our total leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. As of September 30, 2011, we had no amount drawn on the line of credit. The line of credit subjects us to certain covenants, including a covenant to maintain at least the line of credit commitment amount available for borrowing under the bank credit facility. We have commenced discussions with Bank of America, N.A. to extend the maturity date of the line of credit; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.
Letters of Credit
As of September 30, 2011, we maintained seven uncollateralized letters of credit to satisfy certain potential liabilities at Mohegan Sun and Mohegan Sun at Pocono Downs. As of September 30, 2011, letters of credit issued totaled $3.7 million, of which no amount was drawn. The letters of credit expire in March 2012, subject to renewals.
Salishan-Mohegan Bank Credit Facility
As of September 30, 2011, Salishan-Mohegan had a fully drawn $15.25 million revolving loan agreement with Bank of America, N.A., or the Salishan-Mohegan bank credit facility. The Salishan-Mohegan bank credit facility matures on March 9, 2012. Under the Salishan-Mohegan bank credit facility, at the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus in either case, an applicable rate, as defined under the Salishan-Mohegan bank credit facility. The applicable rate is 2.50% for base rate loans and 3.50% for Eurodollar rate loans. The base rate is the higher of Bank of America's announced prime rate or the federal funds rate plus 0.50%. The Salishan-Mohegan bank credit facility has no mandatory amortization provision and is payable in full at maturity. The Salishan-Mohegan bank credit facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan-Mohegan bank credit facility also are guaranteed by the Tribe. The Salishan-Mohegan bank credit facility subjects Salishan-Mohegan to certain covenant requirements customarily found in loan agreements for similar transactions. We have commenced discussions with Bank of America, N.A. to extend the maturity date of the Salishan-Mohegan bank credit facility; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.

Mohegan Tribe Promissory Note
In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, or the Mohegan Tribe promissory note. The Mohegan Tribe promissory note matures on March 31, 2012. The Mohegan Tribe promissory note accrues interest at an annual rate of 15.0%. Under the terms of the Mohegan Tribe promissory note, as amended, accrued interest from November 2009 through October 2010 was paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity; and from November 2010 through maturity, all accrued interest under the Mohegan Tribe promissory note is payable at maturity. We have commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe promissory note; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.
Mohegan Tribe Credit Facility
In February 2011, the Tribe agreed to lend Salishan-Mohegan up to $300,000 to fund its working capital requirements pursuant to a revolving commercial promissory note, or the Mohegan Tribe credit facility. In May 2011, Salishan-Mohegan entered into an amendment to the terms of the Mohegan Tribe credit facility to increase the borrowing capacity from $300,000 to $1.0 million. In December 2011, the Mohegan Tribe credit facility was further amended to increase the borrowing capacity to $1.75 million. The Mohegan Tribe credit facility matures on March 31, 2012. The Mohegan Tribe credit facility accrues interest at an annual rate of 15.0% payable at maturity. We have commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe credit facility; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.
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
We are not currently incurring, and did not incur in the fiscal years ended September 30, 2011, 2010 and 2009, any material costs related to compliance with environmental requirements with respect to the Mohegan Sun site’s former use by the United Nuclear Corporation. Notwithstanding the foregoing, no assurance can be given that any existing environmental studies reveal all environmental liabilities, or that future laws, ordinances or regulations will not impose any material environmental liability, or that a material environmental condition does not otherwise currently exist.
Prior to acquiring our interest in Mohegan Sun at Pocono Downs, we conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that investigation, we identified several environmental conditions that required corrective actions to bring the property into compliance with applicable laws and regulations. These remedial actions, including an ongoing monitoring program for the portion of the property that was formerly used as a solid waste landfill, were addressed as part of a comprehensive plan that was implemented by July 2008.
Employees and Labor Relations
As of September 30, 2011, the Connecticut entities employed approximately 6,800 full-time employees and 1,625 seasonal, part-time and on-call employees. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except with respect to key personnel, Mohegan Sun is obligated to give preference first to qualified members of the Tribe and then to enrolled members of other Indian tribes. See “Certain Relationships and Related Transactions.” None of Mohegan Sun’s employees are covered by collective bargaining agreements.
As of September 30, 2011, the Pocono Downs entities employed approximately 1,100 full-time employees and 750 part-time and on-call employees. Certain of our Mohegan Sun at Pocono Downs’ employees are represented under collective bargaining agreements between Downs Racing and either, the International Union of Operating Engineers Local Union 542C, or Local Union 542C, or Teamsters Local No. 401, or Local No. 401. The agreement with Local Union 542C expires on March 31, 2013 and relates to equipment and heavy equipment operators. The agreement with Local No. 401 expires on January 31, 2012 and relates to truck drivers and maintenance employees.

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
We currently have and will continue to have a substantial amount of indebtedness. As of September 30, 2011, our debt totaled $1.6 billion. As of September 30, 2011, $535.0 million was drawn on our bank credit facility. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements under our bank credit facility, line of credit and note indentures, we had approximately $133.7 million of borrowing capacity under the bank credit facility as of September 30, 2011.
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

•
limit our flexibility in planning for, or reacting to, changes in our business and the gaming industry, which may place us at a disadvantage compared to our competitors with stronger liquidity positions, thereby negatively affecting our results of operations and ability to meet our debt service obligations with respect to our outstanding indebtedness;

•	restrict us from exploring or taking advantage of business opportunities;

•	place us at a competitive disadvantage compared to our competitors that may have less debt; and

•
limit, along with the financial and other restrictive covenants in our outstanding indebtedness, the ability to borrow additional funds for working capital, capital expenditures, acquisitions, investments, debt service requirements, execution of our business strategy or other general operating requirements on satisfactory terms or at all.

In addition, our bank credit facility and the indentures governing our existing senior and senior subordinated notes contain, and the agreements evidencing or governing other future indebtedness may contain, restrictive covenants that limit our ability to engage in activities that may be in our best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the required repayment of some or all of our indebtedness.

We may be unable to refinance or extend our substantial indebtedness, including substantial indebtedness maturing in fiscal year 2012, raising doubt about our ability to continue as a going concern.

We have a significant amount of indebtedness maturing in fiscal 2012, including our $675 million bank credit facility which matures on March 9, 2012 and our $250 million 2002 8% senior subordinated notes which mature on April 1, 2012, and a substantial portion of our other existing debt matures over the following three fiscal years. We have determined that we will need to refinance all or part of this indebtedness at or prior to each maturity thereof. Our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K have been prepared under the assumption that we will continue as a going concern. However, because we have not yet completed a refinancing of our fiscal 2012 maturities, the report of our independent registered public accounting firm on our consolidated financial statements contains an explanatory paragraph describing the existence of substantial doubt about our ability to continue as a going concern due to the substantial amount of current debt maturing and the uncertainty relating to the refinancing of this debt. This report may adversely impact our ability to refinance or replace our outstanding indebtedness, including our fiscal 2012 maturities, at or prior to their maturities, and may impair our relationships with vendors and ability to attract patrons to our properties, attract and retain key executive employees and maintain and promote our properties, which could materially adversely affect our results of operations.
We have engaged Blackstone Advisory Partners, L.P. and Credit Suisse Securities (USA) LLC to assist us in crafting a strategic plan relating to our debt maturities, including the refinancing of our fiscal 2012 maturities. However, as of the date of this filing, we have not yet completed this refinancing. While our efforts to refinance or replace our outstanding indebtedness, including our fiscal 2012 maturities, at or prior to their maturities are ongoing, we can provide no assurances in this regard.

Our ability to refinance or replace our outstanding indebtedness in a timely manner is dependent upon the willingness of banks and investors to lend to us, our credit rating and capital market conditions. We may need to obtain waivers or consents from our lenders in order to execute our refinancing plans on satisfactory terms; however, we can provide no assurance that we would be able to obtain such waivers or consents. If we are unable to obtain such waivers or consents or are unable to refinance or replace the bank credit facility or the $250.0 million 8% senior subordinated notes or any of our other outstanding indebtedness at or prior to their respective maturities, we would be in default thereof, which may result in cross-defaults under our other outstanding indebtedness. If such defaults or cross-defaults were to occur, it would allow our lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of our outstanding indebtedness. In such event, we would not have sufficient available funds to repay such accelerated indebtedness and our ability to otherwise refinance or replace our outstanding indebtedness is limited. If such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary for such repayment and may have to adopt one or more alternative strategies, such as disposing of some of our assets and/or restructuring some or all of our debt. Such strategies may not be sufficient or effected on satisfactory terms, if at all.
We, the Tribe and our wholly-owned subsidiaries may not be subject to the federal bankruptcy laws, which could impair the ability of creditors to participate in the realization on our or our subsidiaries' assets or the restructuring of related liabilities if we are unwilling or unable to meet our debt service obligations.
    We, the Tribe and our wholly-owned subsidiaries may or may not be subject to, or permitted to seek protection under, the federal bankruptcy laws since an Indian tribe and we, as an instrumentality of the Tribe, may or may not be eligible to be a debtor under the U.S. Bankruptcy Code. Therefore, our creditors may not be able to seek liquidation of our assets or other action under federal bankruptcy laws. Also, the Gaming Disputes Court may lack powers typically associated with a federal bankruptcy court, such as the power to non-consensually alter liabilities, direct the priority of creditors' claims and liquidate certain assets. The Gaming Disputes Court is a court of limited jurisdiction and may not have jurisdiction over all creditors of ours or our subsidiaries or over all of the territory in which we and our subsidiaries carry on business.
A person or entity's ability to enforce its rights against us is limited by our sovereign immunity and that of the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf, MVW and, to the extent applicable, the Pocono Downs entities, WTG and MTGA Gaming.
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
Disputes may be brought in a federal or state court that has jurisdiction over the matter. However, federal courts may not exercise jurisdiction over disputes not arising under federal law or between litigants that are not citizens of different states, and some courts have ruled that an Indian tribe is not a citizen of any state for purposes of obtaining federal diversity jurisdiction. Without our consent, state courts may not exercise jurisdiction over disputes with us arising on the Mohegan reservation. In addition, the Tribe's Constitution has established a special court, the Gaming Disputes Court, to rule on disputes with respect to Mohegan Sun. The federal and state courts, under the doctrines of comity and exhaustion of tribal remedies, may (1) defer to the jurisdiction of the Gaming Disputes Court or (2) require that any plaintiff exhaust its remedies in the Gaming Disputes Court before bringing any action in federal or state court. Thus, there may be no federal or state court forum with respect to a dispute.
If an event of default occurs in connection with our indebtedness, no assurance can be given that a forum will be available to creditors other than the Gaming Disputes Court. In such court, there are presently limited precedents for the interpretation of Tribal law with respect to insolvency. Any execution of a judgment of the Gaming Disputes Court or any other court on Tribal lands will require the cooperation of the Tribe's officials in the exercise of their police powers. Thus, to the extent that a judgment of the Gaming Disputes Court must be executed on Tribal lands, the practical realization of any benefit of such a judgment will be dependent upon the willingness and ability of Tribal officials to carry out such judgment. In addition, the land on which Mohegan Sun is located is owned by the United States in trust for the Tribe, and our creditors and the creditors of the Tribe may not foreclose upon or obtain title to the land. Additionally, although we do not presently hold any fee interest in real property, if we did in the future, federal law may not allow for real property interest to be mortgaged or, if mortgaged, transferred as a result of foreclosure.
Any rights as a creditor are limited to our assets and those of our guarantor subsidiaries.
Any rights as a creditor in a bankruptcy, if applicable, liquidation or reorganization or similar proceeding would be limited to our assets and the assets of our guarantor subsidiaries, and would not encompass the assets of any other subsidiary that is not a guarantor, the Tribe or its other affiliates.
Our failure to generate sufficient cash flows and current and future economic and credit market conditions could adversely affect our ability to fulfill our debt service obligations.
Our ability to make payments on and to refinance our indebtedness will depend upon our ability to generate cash flows from operations in the future and current and future economic and credit market conditions. Our ability to generate cash flows is subject to financial, economic, political, competitive, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flows from operations, or if future borrowings are not available to us under our bank credit facility or from other sources, we may be unable to meet our debt service obligations with respect to our outstanding indebtedness. There is also a risk that the banks that participate in our bank credit facility may not be able to perform when we request additional funds to be advanced to us under our bank credit facility. If funds are not available to be drawn under the terms of the bank credit facility, we may not be able to secure additional financing.
Restrictions contained in our bank credit facility and the indentures to which we are a party may impose limits on our ability to pursue our business strategies.
Our bank credit facility and the indentures to which we are a party contain customary operating and financial restrictions that limit our discretion on various business matters. These restrictions include, among other things, covenants limiting our ability to:

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
In addition, our indentures place certain limitations on our ability to incur indebtedness. Under these indentures, we are generally able to incur indebtedness that otherwise may be restricted, provided we meet a minimum fixed charge coverage ratio, as defined. At September 30, 2011, we were above the minimum fixed charge coverage ratio. If we were to fall below the minimum fixed charge coverage ratio, our ability to incur additional debt would be limited and subject to other applicable exceptions contained in the indentures, and the options available to us to refinance our existing indebtedness would be restricted. We may need to obtain waivers or consents from our lenders in order to obtain additional debt or refinance our existing debt on satisfactory terms; however, we cannot assure you that we will be able to obtain such waivers or consents. In such event, it may not be possible for us to borrow additional funds to meet our obligations or refinance our maturities.
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
The global economic recession negatively impacted consumer confidence and the amount of consumer spending at Mohegan Sun and Mohegan Sun at Pocono Downs. Continued adverse economic conditions such as a prolonged regional, national or global general economic downturn or slow growth period, including periods of increased inflation, rising unemployment levels, tax rates, interest rates, energy and gasoline prices or declining consumer confidence could also further reduce consumer spending. Reduced consumer spending has and may continue to result in an adverse impact on our business, financial condition and operating results. Furthermore, uncertainty and adverse changes in the economy could also increase the cost and reduce the availability of sources of financing, which could have a material adverse impact on our financial condition and operating results. If adverse economic conditions continue or worsen, our business, assets, financial condition and results of operations could continue to be affected adversely.
Our diversification efforts may not be successful.
We receive and evaluate various opportunities to diversify our business interests. These opportunities primarily include the development and/or management of, investment in, or ownership of other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. We are currently pursuing diversification efforts in Clark County, Washington, Kenosha, Wisconsin, Palmer, Massachusetts and Thompson, New York and we are evaluating other opportunities in various jurisdictions. Each of these efforts may require various levels of regulatory or legislative approval, and may require the commitment of financial and capital resources, and a failure to achieve any such approval or to obtain or generate sufficient funds to meet such financial or capital requirements may result in the termination of the respective project. Additionally, there can be no assurance that we will continue to pursue any of these opportunities or that any of them will be consummated.
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
The non-impairment provision of the Tribe's Constitution is subject to change.
Unlike states, the Tribe is not subject to the U.S. Constitution's provision restricting governmental impairment of contracts. The Tribe's Constitution currently has a provision that prohibits the Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Tribal lands. However, this provision could be amended by a vote of 75% of the Tribe's registered voters to impair the obligation of such contracts.
We and the Guarantors are controlled by a tribal government and may not necessarily be operated in the same way as if we and they were privately owned for-profit businesses.
We and the guarantors are subject to control by the Tribe. Our Management Board is comprised of the same nine members as the Mohegan Tribal Council, the governing body of the Tribe with legislative and executive authority. As a sovereign government, the Tribe is governed by officials elected by tribal members who have a responsibility for the general welfare of all members of the Tribe. In making decisions relative to us and the guarantors, these officials may consider the interests of their electorate, instead of pure economic or other business factors.

We may be subject to material environmental liability, including as a result of possible incomplete remediation of known environmental hazards and the existence of unknown environmental hazards.
Our properties and operations are subject to a wide range of federal, state, local and tribal environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of, or exposure to, hazardous and non-hazardous materials and wastes, and the clean-up of contamination. Noncompliance with such laws and regulations, and past or future activities resulting in environmental releases, could affect our operations or could cause us to incur substantial costs, including clean-up costs, fines and penalties, or investments to retrofit or upgrade our facilities and programs. In addition, should unknown contamination be discovered on our property, or should a release of hazardous material occur on our property, we could be required to investigate and clean up the contamination and could also be held responsible to a governmental entity or third parties for personal injury, property damage or investigation and cleanup costs, which may be substantial. Moreover, such contamination may also impair the use or value of the affected property. Liability for contamination could be joint and several in nature, and in many instances can be imposed on the owner or operator of property regardless of whether it is responsible for creating the contamination or is otherwise at fault.
At both the Mohegan Sun and Mohegan Sun at Pocono Downs properties, investigations and remedial actions have been successfully undertaken to address significant site contamination resulting from historical operations. The site on which Mohegan Sun is located was formerly occupied by United Nuclear Corporation, a naval products manufacturer of, among other things, nuclear reactor fuel components. Prior to the decommissioning of the United Nuclear Corporation facilities on the site, extensive investigations were completed and contaminated soils were remediated to applicable standards. Prior to our taking possession of the property and development of Mohegan Sun, the site was determined to be safe for general public use.
Prior to acquiring our interest in Mohegan Sun at Pocono Downs, we conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that investigation, we identified several environmental conditions that required corrective actions to bring the property into compliance with applicable laws and regulations. These remedial actions, including an ongoing monitoring program for the portion of the property that was formerly used as a solid waste landfill, were addressed as part of a comprehensive plan that was implemented by Downs Racing by July 2008.
Notwithstanding the foregoing, we cannot assure you that:

•	any environmental reports or studies prepared with respect to these sites or any other properties owned or operated by us revealed all environmental liabilities;

•	prior owners or tenants did not create any material environmental condition not presently known to us that may be discovered in the future;

•	future laws, ordinances or regulations will not impose any material environmental liability with regard to existing conditions or operations; or

•	a material environmental condition does not otherwise exist on any site.

Any of the above could have a material adverse effect upon our future operating results and ability to meet our debt service obligations.
Our business could be affected by weather-related factors.
Our results of operations could be adversely affected by weather-related factors, such as the unfavorable winter weather conditions experienced during December 2010 and January and February 2011, and the effects of Hurricane Irene in August and September 2011. Severe weather conditions may discourage potential customers from traveling, or may deter or prevent patrons from reaching our facilities. If this occurs, it could have a material adverse effect on our future operating results and ability to meet our debt service obligations.
Energy and fuel price increases may adversely affect our business and results of operations.
Our properties use significant amounts of electricity, natural gas and other forms of energy. Increases in the cost of any of our sources of energy may negatively affect our results of operations. In addition, energy and fuel price increases could negatively impact our business and results of operations by causing a decrease in visitation to our properties, including by making it difficult for potential patrons to travel to our properties, or by causing patrons who do visit our properties to decrease their spending, including due to reductions in disposable income as a result of escalating energy and fuel prices.
Risks Related to Mohegan Sun
We face intense competition in our primary market from Foxwoods.
The existing gaming industry in our primary market is highly competitive. Mohegan Sun primarily competes with

Foxwoods which is owned and operated by the MPT. Foxwoods is located approximately 10 miles from Mohegan Sun and is reportedly one of the largest gaming facilities in the United States in terms of total gaming positions. Foxwoods has been in operation for more than 19 years. In addition, it has been reported that Foxwoods has defaulted on certain debt obligations and is seeking to restructure its debt. A material reduction or delay in repayment of Foxwoods' debt obligations through such a restructuring could give Foxwoods competitive advantages over Mohegan Sun.
In addition to Foxwoods, we also face competition from casinos and other gaming operations elsewhere in our market areas.
While Mohegan Sun and Foxwoods are the only two current gaming operations in New England offering traditional slot machines and table games, we face new competition in New York with the opening of Resorts World New York at Aqueduct Raceway in Queens, in October 2011 and ongoing competition from other VLT facilities in the states of New York and Rhode Island, casinos in Atlantic City, New Jersey, and several casinos and gaming facilities located on Indian tribal lands in the State of New York, as well as newly authorized or expanded gaming facilities and gaming offerings in the Northeast and Mid-Atlantic regions. We also face existing and future competition in and from the Northeastern Pennsylvania gaming market, both in the immediate market for Mohegan Sun at Pocono Downs, and for Mohegan Sun, in marketing to and attracting patrons from the New York City metropolitan region. New or expanded gaming facilities in the states of Delaware, Maryland and West Virginia may also attract patrons from that region.
Racinos in Queens, Yonkers, Batavia, Hamburg, Nichols, Vernon, Monticello, Saratoga Springs and Farmington, New York, reportedly operate an aggregate of approximately 15,777 VLTs and several have reportedly added electronic table gaming in the past year. Twin River Casino and Newport Grand in the State of Rhode Island reportedly offer approximately 5,700 VLTs. Given the geographic proximity of Empire City at Yonkers Raceway, Resorts World New York at Aqueduct Raceway to New York City and Twin River to Boston, they may have distinct advantages over Mohegan Sun in competition for day-trip and other patrons from the New York and Boston metropolitan regions.
Mohegan Sun also competes for patrons with casinos in Atlantic City, New Jersey. Many of these casinos may have greater resources, operating experience and name recognition than Mohegan Sun. In addition, several Atlantic City casinos have completed or are undergoing debt restructuring efforts, and may benefit from reform legislation adopted in 2011 to protect and enhance the gaming and racing industries in the State of New Jersey. Under that legislation, up to two new casino hotels were authorized with a minimum hotel room requirement of 200.
New market entrants in our market areas or the expansion of on-line gaming could adversely affect our operations and our ability to meet our financial obligations.
In November 2011, the governor of Massachusetts signed comprehensive gaming legislation which authorizes up to three casino resort licenses and one facility limited to 1,250 slot machines in Massachusetts to be licensed by a new gaming commission. In Maine, the existing racino in Bangor has been authorized to add table games and the racino project under development in Oxford reportedly will also include table games when it opens. A ballot referendum to allow table gaming at Twin River in Rhode Island has been authorized for November 2012. In New York, racino operators and various state political leaders have called for the expansion of commercial gaming in that state, and gaming compact and other disputes between the State of New York and Indian tribes currently engaged in gaming in that state may increase the likelihood of new Indian tribal or commercial gaming in the Catskills region or the passage of a constitutional amendment to allow table gaming at state-licensed racinos or elsewhere in the state.
Federal recognition of the Mashpee Wampanoag Tribe in Massachusetts in 2007 and the Shinnecock Indian Tribe of New York in October 2010 in addition to tribal gaming related provisions of the expanded gaming legislation passed in Massachusetts also increase the likelihood that there will be new Indian tribal gaming in the region in the future. Other federally-recognized Indian tribes continue to pursue tribal commercial casinos in the Catskills region of the State of New York and elsewhere in the region. Other groups seeking federal recognition as Indian tribes with an interest in engaging in commercial casino gaming in the Northeastern United States may continue those efforts. Indian tribal groups from the State of Connecticut whose petitions have been rejected in recent years by the BIA may continue to pursue appeals or reconsiderations of those petitions.

In the State of Connecticut, the state lottery has sought to expand its choice of games to include keno, currently offered only at Mohegan Sun and Foxwoods in the state, and legislation was introduced in 2011 to repeal a state statute which restricts the state lottery from conducting on-line interactive lottery games and promotions. Furthermore, Congress and various states, including New Hampshire and New Jersey, have renewed efforts to pass legislation to license and tax internet poker and other on-line gaming, while state lotteries in New York and Illinois have sought and received a favorable opinion from the U.S. Department of Justice on their ability to conduct certain activities on-line under federal law.

Based on our analysis of existing and potential gaming activity in our market areas, we believe that competition from other commercial casino gaming operations will continue to increase in the future. In the Commonwealth of Massachusetts, where we expect to seek to operate one of the authorized commercial casinos, we are unable to predict if we will be successful in our efforts. We also are unable to predict whether any of the efforts discussed above by federally-recognized Indian tribes, Indian tribal groups attempting to gain federal recognition as Indian tribes or whether or when additional commercial casino gaming operations in the Northeastern United States will open. We also are unable to predict whether on-line gaming legislation will be adopted on a federal basis, an intrastate basis in one or more of the states where we operate or draw patrons or among more than one state under a multi-state compact, and the impact of such legislation on our business. We are also unable to predict if on-line gaming will be expanded under existing law on an intrastate or national basis. If new gaming operations are established or those operating or under construction are expanded, we are uncertain of the impact such gaming operations will have on our operations and our ability to meet our financial obligations.
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
Negative conditions affecting the lodging industry may have an adverse effect on our revenues and cash flows.
We depend on the revenues generated from the hotel at Mohegan Sun, together with the revenues generated from the other portions of Mohegan Sun, to meet our debt service obligations and fund our operations. Revenues generated from the operation of the hotel are subject primarily to conditions affecting our gaming operations, but also are subject to the lodging industry in general, and as a result, our cash flows and financial performance may be affected not only by the conditions in the gaming industry, but also by those in the lodging industry. Some of these conditions are as follows:

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
The recent global economic recession has had a negative impact on the lodging industry and on our financial results. The continuation of, or adverse changes in, these conditions could further adversely affect our hotel's financial performance and results of operations.
Our obligations under the relinquishment agreement could affect adversely our financial condition and prevent us from fulfilling our debt service obligations.
Pursuant to the terms of the relinquishment agreement, we are required, among other things, to pay TCA 5% of certain revenues (as defined under the relinquishment agreement) generated by certain areas of Mohegan Sun during the 15-year period which commenced on January 1, 2000. During the fiscal year ended September 30, 2010, we paid $56.6 million in relinquishment payments, and during the fiscal year ended September 30, 2011, we paid $55.0 million in relinquishment payments.
This obligation consumes a significant portion of our operating cash flows that might otherwise be available to, among other things, reduce indebtedness and fund working capital, make distributions to the Tribe, make capital expenditures and other general operating requirements and thereby affect our ability to meet our debt service obligations. As a result, our flexibility in planning for, or reacting to, changes in our business and the gaming industry in general is reduced. This may place us at a disadvantage compared to our competitors that do not have such an obligation.

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
The risks associated with operating expanded facilities and managing growth could have a material adverse effect on Mohegan Sun's future performance.
We may expand our facilities from time to time. We can provide no assurance that we will be successful in integrating the new amenities from such expansions into Mohegan Sun's current operations or in managing the expanded resort. The failure to successfully integrate and manage new services and amenities could have a material adverse effect on our results of operations and our ability to meet our debt service obligations with respect to our outstanding indebtedness.
Risks Related to the Indian Gaming Industry
Gaming is a highly regulated industry, and changes in applicable laws could have a material adverse effect on the Tribe's and our ability to conduct gaming, and thus on our operations and our ability to meet our financial obligations.
Gaming on the Tribe's reservation is regulated extensively by federal, state and tribal regulatory agencies, including the NIGC and agencies of the State of Connecticut, such as the Department of Revenue Services' Division of Special Revenue, Consumer Protection's Gaming Division and Division of Liquor Control and the State Police. As is the case with any casino, changes in applicable laws and regulations could limit or materially affect the types of gaming that may be conducted, or services provided, by us and the revenues realized therefrom.
Currently, the operation of gaming on Indian tribal lands is subject to IGRA. Legislation has been introduced in Congress from time to time with the intent of modifying a variety of perceived problems with IGRA. Some of the proposals that have been considered would be prospective in effect and contain clauses that would grandfather existing Indian tribal gaming operations such as Mohegan Sun. Legislation also has been proposed, however, from time to time which would have the effect of repealing many of the key provisions of IGRA and prohibiting the continued operation of particular classes of gaming on Indian tribal reservations in states where such gaming is not otherwise allowed on a commercial basis. While none of the substantive proposed amendments to IGRA have been enacted, we cannot predict the effects of future legislative acts. In the event that Congress passes prohibitory legislation that does not include any grandfathering exemption for existing Indian tribal gaming operations, and if such legislation is sustained in the courts against tribal challenge, our ability to meet our debt service obligations would be materially and adversely affected.

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
A change in our current tax-exempt status, and that of our subsidiaries, could reduce our cash flows and have a material adverse effect on our operations and our ability to meet our financial obligations.
Based on current interpretation of the Internal Revenue Code of 1986, as amended, we, the Tribe and certain of our subsidiaries are not subject to U.S. federal income taxes. However, we can provide no assurance that Congress or the Internal Revenue Service will not reverse or modify the exemption for Indian tribes from U.S. federal income taxation. A change in the tax law could have a material adverse effect on our financial performance.
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
In January 2010, the Pennsylvania Gaming Act was amended to allow slot machine operators in the Commonwealth of Pennsylvania to obtain a table game operation certificate and operate certain table games, including poker. Following the receipt of a table game operation certificate in July 2010, Mohegan Sun at Pocono Downs opened its table game and poker operations.
Table gaming remains new to the Commonwealth of Pennsylvania. We can provide no assurance that we will be successful with table gaming at Mohegan Sun at Pocono Downs over the short or long term. The failure to successfully integrate and manage table gaming could have a material adverse effect on the profitability of Mohegan Sun at Pocono Downs.
If Mohegan Sun at Pocono Downs is not able to compete successfully with existing and potential competitors, we may not be able to generate sufficient cash flows for our operations or to fulfill our financial obligations.
Mohegan Sun at Pocono Downs faces competition from several facilities in the Commonwealth of Pennsylvania, as well as neighboring states. The closest competitors are Mount Airy and Sands Bethlehem, both of which are located in Northeastern Pennsylvania, approximately 40 miles and 70 miles from Mohegan Sun at Pocono Downs, respectively, and offer on-site hotel facilities not currently available at Mohegan Sun at Pocono Downs. Additionally, the state legislature has considered expanding the ability of bars, restaurants and other non-casino facilities throughout the state to offer expanded bingo, keno or other games of chance on a limited basis. The development of other gaming facilities in Pennsylvania also may impact the competitive environment for Mohegan Sun at Pocono Downs.
In addition to existing slot machine and table game operations in the Commonwealth of Pennsylvania, Mohegan Sun at Pocono Downs faces competition from the VLT facility at the Monticello Raceway in Monticello, New York, approximately 90 miles from Mohegan Sun at Pocono Downs. Additionally, Mohegan Sun at Pocono Downs faces competition from Tioga Downs Casino in Nichols, New York, approximately 100 miles from Mohegan Sun at Pocono Downs. Mohegan Sun at Pocono Downs also faces potential competition from any gaming operation that is ultimately developed in the Catskills region including Mohegan Sun at Concord Downs, proposed for the Town of Thompson, New York. Expanded gaming in any or all of Maryland, Ohio, New Jersey, Delaware and West Virginia may affect overall gaming in the Commonwealth of Pennsylvania, the OTW facilities and other gaming facilities with which Mohegan Sun at Pocono Downs competes for patrons.
We are uncertain of the impact these other facilities or the introduction or expansion of gaming elsewhere will have on our operations and ability to meet our financial obligations.
Our operation of the Pocono Downs entities subject us to regulation and enforcement by various state agencies.
As owner and operator of the Pocono Downs entities, we are subject to extensive state regulation by the PGCB, the Pennsylvania State Harness Racing Commission, or the PSHRC, and other state regulatory agencies, such as the Liquor Control

Board. Applicable rules and regulations may require that we obtain and periodically renew a variety of licenses, registrations, permits and approvals to conduct our operations. Regulatory agencies may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, deny or revoke our license to conduct our operations as intended. We can provide no assurance that we will be able to continually renew all registrations, permits, approvals or licenses necessary to conduct our operations in the Commonwealth of Pennsylvania as intended. Any of these events, or any changes in applicable laws or regulations or the enforcement thereof, could have a material adverse effect on our business, financial condition and results of operations.
Changes in or the issuance of additional regulations by the PGCB may adversely affect our operations at Mohegan Sun at Pocono Downs.
Under the Pennsylvania Gaming Act, the PGCB has extensive authority to regulate gaming activities. Casino gaming is still a relatively new industry in the Commonwealth of Pennsylvania and many of the rules and regulations governing gaming are still evolving, particularly with respect to table gaming, which was authorized by legislation in January 2010. New or changing regulations could adversely affect our gaming operations at Mohegan Sun at Pocono Downs.
Changes in or the issuance of additional regulations by the PSHRC may adversely affect the Authority's operations at Mohegan Sun at Pocono Downs.
Under the Pennsylvania Race Horse Industry Reform Act, the PSHRC has extensive authority to regulate harness racing activities. While harness racing is a well-established industry in Pennsylvania, new or changing regulations could adversely affect our harness racing operations at Mohegan Sun at Pocono Downs. Our inability or failure to conduct harness racing operations at Mohegan Sun at Pocono Downs in accordance with applicable regulations could adversely affect our ability to conduct gaming operations at Mohegan Sun at Pocono Downs.

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
The land upon which Mohegan Sun is located is leased from the Tribe. The term of the lease is 25 years with an option, exercisable by us, to extend the term for one additional 25-year period provided that we are not in default under the lease. Upon termination of the lease, we will be required to surrender to the Tribe possession of the property and improvements, excluding any equipment, furniture, fixtures or other personal property. The lease requires us to pay the Tribe a nominal annual rental fee and assume all costs and expenses of owning, operating, constructing, maintaining, repairing, replacing and insuring the property.
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

Item 3. Legal Proceedings.
We are a defendant in various litigation matters resulting from our normal course of business. We believe that the aggregate liability, if any, arising from such litigations will not have a material impact on our financial position, results of operations or cash flows.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
We have not issued or sold any equity securities.

Item 6. Selected Financial Data.

	As of or for the Fiscal Years Ended September 30,
	2011	2010	2009	2008	2007
Operating Results:
Gross revenues	$1,527,188	$1,539,626	$1,572,714	$1,707,738	$1,751,912
Promotional allowances	(108,809)	(117,664)	(117,597)	(135,555)	(131,846)
Net revenues	$1,418,379	$1,421,962	$1,455,117	$1,572,183	$1,620,066
Income from operations (1) (2)	$238,404	$139,257	$242,746	$263,366	$292,568
Other expense, net (3)	(126,561)	(131,803)	(125,394)	(116,835)	(120,670)
Net income	111,843	7,454	117,352	146,531	171,898
Loss attributable to non-controlling interests	2,134	2,258	1,992	2,729	648
Income from discontinued operations	—	—	—	—	21
Net income attributable to Mohegan Tribal Gaming Authority	$113,977	$9,712	$119,344	$149,260	$172,567
Other Data:
Interest expense, net of capitalized interest	$117,710	$116,784	$109,689	$93,793	$94,363
Capital expenditures incurred	$46,477	$43,544	$93,532	$383,688	$162,195
Net cash flows provided by operating activities	$194,278	$170,506	$170,197	$170,672	$284,598
Balance Sheet Data:
Total assets	$2,203,196	$2,200,623	$2,295,083	$2,362,905	$2,079,977
Long-term debt and capital leases, net of current portions	$823,951	$1,601,471	$1,609,215	$1,528,991	$1,276,109
 ________________________

(1)
Total operating costs and expenses, included in income from operations, include non-cash relinquishment liability reassessment (credits) charge of ($8.8) million, ($26.5) million, ($45.7) million, ($68.9) million and $3.0 million in fiscal 2011, 2010, 2009, 2008 and 2007, respectively. A discussion of the relinquishment liability may be found in Notes 3 and 12 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K.

(2)
Total operating costs and expenses, included in income from operations, include an impairment charge related to Project Horizon of $58.1 million in fiscal 2010. A discussion of this impairment charge may be found in Note 5 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K.

(3)
Total other expense, net, includes accretion of discount to the relinquishment liability of $11.4 million, $15.4 million, $20.4 million, $27.1 million and $29.8 million in fiscal 2011, 2010, 2009, 2008 and 2007, respectively. A discussion of the accretion of discount to the relinquishment liability may be found in Notes 3 and 12 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes beginning on page F-1 of this Annual Report on Form 10-K, Item 1. Business and Item 6. Selected Financial Data.

Sufficiency of Resources

We have significant outstanding indebtedness and financial commitments. As of September 30, 2011, our debt totaled $1.6 billion, of which $811.1 million matures within the next twelve months, including $535.0 million outstanding under our bank credit facility which matures on March 9, 2012 and our $250.0 million 8% senior subordinated notes which mature on April 1, 2012. In addition, a substantial amount of our other outstanding indebtedness matures over the following three fiscal years. We do not anticipate that cash flows from operations and cash on hand will be sufficient to repay amounts outstanding under the bank credit facility or the $250.0 million 8% senior subordinated notes at maturity. Accordingly, we have determined that we will need to refinance such outstanding indebtedness or otherwise access the debt capital markets to replace such outstanding indebtedness prior to their maturity in order to maintain sufficient resources for our operations. However, as of the date of this filing, we have not yet completed this refinancing. Our consolidated financial statements have been prepared under the assumption that we will continue as a going concern. The conditions and events described above and the current uncertainty relating to the refinancing of our fiscal 2012 maturities raise substantial doubt about our ability to continue as a going concern, and the report of our independent registered public accounting firm contains an explanatory paragraph describing the existence of substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

We have engaged Blackstone Advisory Partners, L.P. and Credit Suisse Securities (USA) LLC to assist us in crafting a strategic plan relating to our debt maturities, including the refinancing of our fiscal 2012 maturities. While our efforts to refinance or replace our outstanding indebtedness, including our fiscal 2012 maturities, at or prior to their maturities are ongoing, we can provide no assurances in this regard.

Our ability to refinance or replace our outstanding indebtedness in a timely manner is dependent upon the willingness of banks and investors to lend to us, our credit rating and capital market conditions. We may need to obtain waivers or consents from our lenders in order to execute our refinancing plans on satisfactory terms; however, we can provide no assurance that we would be able to obtain such waivers or consents. If we are unable to obtain such waivers or consents or are unable to refinance or replace the bank credit facility or the $250.0 million 8% senior subordinated notes or any of our other outstanding indebtedness at or prior to their respective maturities, we would be in default thereof, which may result in cross-defaults under our other outstanding indebtedness. If such defaults or cross-defaults were to occur, it would allow our lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of our outstanding indebtedness. In such event, we would not have sufficient available funds to repay such accelerated indebtedness and our ability to otherwise refinance or replace our outstanding indebtedness is limited. If such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary for such repayment and may have to adopt one or more alternative strategies, such as disposing of some of our assets and/or restructuring some or all of our debt. Such strategies may not be sufficient or effected on satisfactory terms, if at all.

If we are successful in our refinancing efforts, we estimate, but can provide no assurance, that cash flows from operations, combined with existing cash balances and available borrowings under the bank credit facility, including any extensions or replacements thereof, will be sufficient to fund our cash requirements for scheduled interest payments on our outstanding indebtedness, relinquishment payments, planned capital expenditures, distributions to the Tribe and projected working capital needs over the next twelve months.

In addition, if our pro forma fixed charge coverage ratio, as defined under our senior and senior subordinated note indentures, was to fall below 2.0 to 1.0, we would be unable to refinance our outstanding subordinated indebtedness with senior indebtedness without waivers or consents from certain of our creditors, thus limiting the options available to us to refinance or replace our outstanding indebtedness. In such event, we can provide no assurance that we would be able to obtain such waivers or consents or that we would be able to refinance or replace our outstanding indebtedness or that financing options available to us, if any, would be on favorable or acceptable terms. As of September 30, 2011, our fixed charge coverage ratio was above 2.0 to 1.0.
Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements under the bank credit facility, line of credit and note indentures, we had approximately $133.7 million of borrowing capacity under the bank credit facility as of September 30, 2011.

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
The largest component of revenues is gaming revenues, which are recognized as amounts wagered less prizes paid out, and comprised primarily of revenues from slot machines and table games. Revenues from slot machines are the largest component of gaming revenues. Gross slot revenues, also referred to as gross slot win, represent all amounts wagered by patrons on slot machines reduced by: (1) free promotional slot plays redeemed; (2) winnings paid out; and (3) slot tickets issued. Pursuant to the

Mohegan Compact and requirements of our Category One slot machine license, we report gross slot revenues and other statistical information related to slot machine operations to the State of Connecticut and the Commonwealth of Pennsylvania. On a monthly basis, we also post such information on our website at www.mtga.com.
Other commonly used slot machine related terms include base jackpots, progressive slot machines, progressive jackpots, net slot revenues, slot handle, gross slot hold percentage, net slot hold percentage, rated players and slot win efficiency. Base jackpots represent the fixed minimum amount of payouts for a specific combination. We record base jackpots as reductions to revenues when established. Progressive slot machines retain a portion of each amount wagered and aggregate the retained amounts with similar amounts from other slot machines in order to create one-time payouts that are substantially larger than those paid in the ordinary course of play. We refer to such aggregated amounts as progressive jackpots. Wide-area progressive jackpot amounts are paid by third-party vendors and remitted as a weekly payment to each vendor based on a percentage of slot handle for each wide-area progressive slot machine. We accrue in-house progressive jackpot amounts until paid, and such accrued amounts are deducted from gross slot revenues, along with wide-area progressive jackpot amounts to arrive at net slot revenues, also referred to as net slot win. Net slot revenues are included in gaming revenues in our consolidated statements of income. Slot handle is the total amount wagered by patrons on slot machines, including free promotional slot plays. Gross slot hold percentage is gross slot revenues as a percentage of slot handle. Net slot hold percentage is net slot revenues as a percentage of slot handle. Rated players are patrons whose gaming activities are tracked under our Player’s Club program. Slot win efficiency is a measure of our percentage of gross slot revenues in a market area compared to the percentage of the slot machines we operate in that market area.
Commonly used table games related terms include table game revenues, table game drop and table game hold percentage. Table game revenues represent the closing table game inventory plus table game drop and credit slips for cash, chips or tokens returned to the casino cage, less opening table game inventory, discounts provided on patron losses, free bet coupons and chip fills to the tables. Table game drop is the total amount of cash, free bet coupons, cash advance drafts, customer deposit withdrawals, safekeeping withdrawals and credits issued at tables. Table game hold percentage is table game revenues as a percentage of table game drop.
Revenues from food and beverage, hotel, retail, entertainment and other services are recognized at the time such service is performed. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. Percentage rental revenues are recognized in the periods in which the tenants exceed their respective percentage rent thresholds.
Promotional Allowances
We operate a program for patrons at Mohegan Sun and Mohegan Sun at Pocono Downs, without membership fees, called the Player’s Club. This program provides complimentary food and beverage, hotel, retail, entertainment and other services to patrons, as applicable, based on points that are awarded for patrons’ gaming activities. Points may be utilized to purchase, among other things, items at retail stores and restaurants located within Mohegan Sun and Mohegan Sun at Pocono Downs, including The Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center. Points also may be utilized to purchase hotel services and tickets to entertainment events held at facilities located at Mohegan Sun and Mohegan Sun at Pocono Downs. The retail value of these complimentary items is included in gross revenues when redeemed at facilities operated by us and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of complimentary items redeemed at third-party outlets is charged to gaming costs and expenses.
In addition, we offer ongoing promotional coupon programs to patrons for the purchase of food and beverage, hotel and retail amenities offered within Mohegan Sun and Mohegan Sun at Pocono Downs, as applicable. The retail value of items or services purchased with coupons at facilities operated by us is included in gross revenues and the respective coupon value is deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of coupons redeemed at third-party outlets is charged to gaming costs and expenses.
Gaming Costs and Expenses
Gaming costs and expenses primarily include portions of gaming revenues that must be paid to the State of Connecticut and the Pennsylvania Gaming Control Board, or the PGCB. Gaming costs and expenses also include, among other things, payroll costs, expenses associated with the operation of slot machines, table games, poker, keno, live harness racing and racebook, certain marketing expenditures and promotional expenses related to Player’s Club point and coupon redemptions.
Income from Operations
Income from operations represents net revenues less total operating costs and expenses. Income from operations excludes accretion of discount to the relinquishment liability, interest income and expense, gain (loss) on early extinguishment of debt, write-off of debt issuance costs, other non-operating income and expense and loss attributable to non-controlling interests.

Reassessment and Accretion of Discount to the Relinquishment Liability
In February 1998, we entered into a relinquishment agreement with Trading Cove Associates, or TCA. The relinquishment agreement provides, among other things, that we make certain payments to TCA out of, and determined as a percentage of, revenues, as defined under the relinquishment agreement, generated by Mohegan Sun over a 15-year period. We have recorded a relinquishment liability based on the estimated present value of our obligations under the relinquishment agreement. We reassess projected revenues and consequently the relinquishment liability: (1) annually in conjunction with our budgeting process, or (2) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. In addition, we recognize a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since the calculation of this liability requires a high level of estimates and judgments (including those related to projected revenues and impact and timing of future competition), future events that affect such estimates and judgments may cause the actual liability to materially differ from the current estimate.

Results of Operations
Summary Operating Results
As of September 30, 2011, we own and operate either directly or through wholly-owned subsidiaries Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club, or collectively, the Connecticut entities, and the Pennsylvania entities. All of our revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut entities and the Pennsylvania entities on a separate basis. We, therefore, believe that we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut entities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania entities.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2011	2010	2009	11 vs. 10	10 vs. 09	11 vs. 10	10 vs. 09
Net revenues:
Mohegan Sun	$1,115,326	$1,157,419	$1,203,765	$(42,093)	$(46,346)	(3.6)%	(3.9)%
Mohegan Sun at Pocono Downs	303,053	264,543	251,352	38,510	13,191	14.6%	5.2%
Total	$1,418,379	$1,421,962	$1,455,117	$(3,583)	$(33,155)	(0.3)%	(2.3)%
Income (loss) from operations:
Mohegan Sun	$223,778	$142,143	$247,678	$81,635	$(105,535)	57.4%	(42.6)%
Mohegan Sun at Pocono Downs	31,491	15,652	12,378	15,839	3,274	101.2%	26.5%
Corporate	(16,865)	(18,538)	(17,310)	1,673	(1,228)	(9.0)%	7.1%
Total	$238,404	$139,257	$242,746	$99,147	$(103,489)	71.2%	(42.6)%
Net income attributable to Mohegan Tribal Gaming Authority	$113,977	$9,712	$119,344	$104,265	$(109,632)	1,073.6%	(91.9)%
Operating margin:
Mohegan Sun	20.1%	12.3%	20.6%	7.8%	(8.3)%	63.4%	(40.3)%
Mohegan Sun at Pocono Downs	10.4%	5.9%	4.9%	4.5%	1.0%	76.3%	20.4%
Total	16.8%	9.8%	16.7%	7.0%	(6.9)%	71.4%	(41.3)%
The most significant factors and trends that we believe impacted our financial performance were as follows:

•	cost containment initiatives implemented in September 2010 at Mohegan Sun;

•	continued weakness in consumer spending;

•	the July 2010 addition of table game and poker operations at Mohegan Sun at Pocono Downs;

•	changes in promotional offers designed to improve profitability; and

•	an elevated promotional environment in the Northeast region.

Other factors that affected our financial performance were as follows:

•	non-cash relinquishment liability reassessment credits of $8.8 million, $26.5 million and $45.7 million in fiscal 2011, 2010 and 2009, respectively;

•	a $58.1 million impairment charge in fiscal 2010 related to the suspended elements of Project Horizon;

•	$9.9 million in severance charges in fiscal 2010 related to a workforce reduction;

•	an $8.5 million gain in fiscal 2009 related to early extinguishment of debt; and

•	$5.2 million in tribal services credits and utility rebates in fiscal 2009 from the Tribe.
Net revenues for the fiscal year ended September 30, 2011 compared to the prior fiscal year decreased primarily as a result of declines in slot and non-gaming revenues at Mohegan Sun. These results were partially offset by higher gaming and non-gaming revenues at Mohegan Sun at Pocono Downs, as well as increased table game revenues at Mohegan Sun.
Net revenues for the fiscal year ended September 30, 2010 compared to the prior fiscal year decreased primarily due to lower gaming and non-gaming revenues at Mohegan Sun. These results were partially offset by the addition of table game and poker revenues and higher slot revenues at Mohegan Sun at Pocono Downs.
Income from operations for the fiscal year ended September 30, 2011 compared to the prior fiscal year increased primarily as a result of lower operating costs and expenses. The decline in operating costs and expenses reflects the impact of the non-recurring impairment charge related to the suspended elements of Project Horizon that was recorded in fiscal 2010. The decline in operating costs and expenses also reflects our continued focus on managing expenses and enhancing operating efficiencies, including cost containment initiatives implemented in September 2010 at Mohegan Sun and changes in our promotional offers designed to improve profitability. These results were partially offset by the decrease in the non-cash relinquishment liability reassessment credit, which was $8.8 million for the fiscal year ended September 30, 2011 compared to $26.5 million in the prior fiscal year. The non-cash relinquishment liability reassessment credits had the effect of reducing operating expenses.
Income from operations for the fiscal year ended September 30, 2010 compared to the prior fiscal year decreased primarily due to higher operating costs and expenses. The increase in operating costs and expenses resulted primarily from the impairment charge related to the suspended elements of Project Horizon and the decrease in the non-cash relinquishment liability reassessment credit, which was $26.5 million for the fiscal year ended September 30, 2010 compared to $45.7 million in the prior fiscal year. The increase in operating costs and expenses also reflects the severance charges related to the workforce reduction and higher expenses related to governmental and administrative services and utilities provided by the Tribe due to the receipt of tribal service credits and utility rebates in fiscal 2009.
Net income attributable to the Authority for the fiscal year ended September 30, 2011 compared to the prior fiscal year increased primarily as a result of the growth in income from operations.
Net income attributable to the Authority for the fiscal year ended September 30, 2010 compared to the prior fiscal year decreased primarily due to the decline in income from operations, combined with the impact of the non-recurring gain related to early extinguishment of debt and higher interest expense.
Mohegan Sun
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2011	2010	2009	11 vs. 10	10 vs. 09	11 vs. 10	10 vs. 09
Gaming	$1,004,025	$1,035,462	$1,078,286	$(31,437)	$(42,824)	(3.0)%	(4.0)%
Food and beverage	66,828	78,767	77,457	(11,939)	1,310	(15.2)%	1.7%
Hotel	35,892	38,261	39,567	(2,369)	(1,306)	(6.2)%	(3.3)%
Retail, entertainment and other	102,262	111,519	116,982	(9,257)	(5,463)	(8.3)%	(4.7)%
Total	$1,209,007	$1,264,009	$1,312,292	$(55,002)	$(48,283)	(4.4)%	(3.7)%

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Fiscal Years Ended September 30,
	2011	2010	2009
Gaming	83.0%	81.9%	82.2%
Food and beverage	5.5%	6.3%	5.9%
Hotel	3.0%	3.0%	3.0%
Retail, entertainment and other	8.5%	8.8%	8.9%
Total	100.0%	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2011	2010	2009	11 vs. 10	10 vs. 09	11 vs. 10	10 vs. 09
Slots:
Handle	$8,812,893	$9,278,620	$9,255,718	$(465,727)	$22,902	(5.0)%	0.2%
Gross revenues	$707,218	$746,392	$779,625	$(39,174)	$(33,233)	(5.2)%	(4.3)%
Net revenues	$679,435	$718,517	$751,304	$(39,082)	$(32,787)	(5.4)%	(4.4)%
Free promotional slot plays (1)	$63,444	$56,642	$27,981	$6,802	$28,661	12.0%	102.4%
Weighted average number of machines (in units)	6,360	6,484	6,752	(124)	(268)	(1.9)%	(4.0)%
Hold percentage (gross)	8.1%	8.0%	8.4%	0.1%	(0.4)%	1.3%	(4.8)%
Win per unit per day (gross) (in dollars)	$306	$315	$316	$(9)	$(1)	(2.9)%	(0.3)%
Table games:
Drop	$1,999,693	$2,082,137	$2,108,767	$(82,444)	$(26,630)	(4.0)%	(1.3)%
Revenues	$304,665	$296,183	$305,896	$8,482	$(9,713)	2.9%	(3.2)%
Weighted average number of games (in units)	325	326	326	(1)	—	(0.3)%	—
Hold percentage (2)	15.2%	14.2%	14.5%	1.0%	(0.3)%	7.0%	(2.1)%
Win per unit per day (in dollars)	$2,567	$2,487	$2,573	$80	$(86)	3.2%	(3.3)%
Poker:
Revenues	$11,768	$12,316	$11,974	$(548)	$342	(4.4)%	2.9%
Weighted average number of tables (in units)	42	42	42	—	—	—	—
Revenue per unit per day (in dollars)	$768	$803	$781	$(35)	$22	(4.4)%	2.8%
 ________________________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

The following table presents slot data related to Mohegan Sun’s market area (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2011	2010	2009	11 vs. 10	10 vs. 09	11 vs. 10	10 vs. 09
Northeast slot gaming market (1) (2):
Gross revenues	$2,630,399	$2,566,305	$2,538,152	$64,094	$28,153	2.5%	1.1%
Mohegan Sun win market share	29.4%	31.3%	31.9%	(1.9)%	(0.6)%	(6.1)%	(1.9)%
Mohegan Sun win efficiency	111.3%	120.4%	123.5%	(9.1)%	(3.1)%	(7.6)%	(2.5)%
Connecticut slot gaming market (3):
Gross revenues	$1,347,615	$1,396,580	$1,467,457	$(48,965)	$(70,877)	(3.5)%	(4.8)%
Free promotional slot plays	$143,499	$126,042	$85,288	$17,457	$40,754	13.9%	47.8%
Mohegan Sun win market share	52.8%	53.4%	53.1%	(0.6)%	0.3%	(1.1)%	0.6%
Mohegan Sun win efficiency	106.7%	112.5%	114.8%	(5.8)%	(2.3)%	(5.2)%	(2.0)%
 ________________________

(1)	Northeast slot gaming market consists of Mohegan Sun, Foxwoods Resort Casino, Twin River Casino, Newport Grand and Empire City Casino.

(2)	Includes free promotional slot plays. Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(3)	Connecticut slot gaming market consists of Mohegan Sun and Foxwoods Resort Casino.

Gaming revenues for the fiscal year ended September 30, 2011 compared to the prior fiscal year declined primarily as a result of lower slot revenues, partially offset by higher table game revenues. The decline in slot revenues likely was attributable to the continued weakness in consumer spending, unfavorable weather conditions and changes in our promotional offers designed to improve profitability. Slot revenues also were negatively impacted by an elevated promotional environment in the Northeast region. The declines in our slot win market share and efficiency in the Northeast slot gaming market were attributable to changes in our promotional offers designed to improve profitability which likely resulted in patrons in the New York and Rhode Island area markets choosing to visit closer gaming facilities in the states of New York and Rhode Island. The decrease in our slot win efficiency in the Connecticut slot gaming market was primarily the result of a reduction in Foxwoods Resort Casino's weighted average number of slot machines. The growth in table game revenues for the fiscal year ended September 30, 2011 compared to the prior fiscal year was attributable to higher table game hold percentage, partially offset by lower table game drop. The decline in table game drop reflects changes in our promotional offers designed to improve profitability which likely resulted in patrons in the State of New York choosing to visit expanded gaming facilities in the Commonwealth of Pennsylvania.
Gaming revenues for the fiscal year ended September 30, 2010 compared to the prior fiscal year decreased primarily due to the declines in slot and table game revenues. The decline in slot revenues likely was attributable to weakness in consumer spending and an elevated promotional environment. The decrease in gross slot hold percentage reflects the increase in free promotional slot plays provided to Player’s Club members in response to the competitive promotional environment. The decline in table game revenues for the fiscal year ended September 30, 2010 compared to the prior fiscal year also likely reflects the overall weakness in consumer spending.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2011	2010	2009	11 vs. 10	10 vs. 09	11 vs. 10	10 vs. 09
Meals served	3,373	4,287	4,275	(914)	12	(21.3)%	0.3%
Average price per meal served (in dollars)	$15.82	$14.97	$14.88	$0.85	$0.09	5.7%	0.6%

Food and beverage revenues for the fiscal year ended September 30, 2011 compared to the prior fiscal year declined primarily due to a $10.8 million decrease in food revenues resulting from the reduction in the number of meals served at Mohegan Sun-owned food and beverage outlets. The reduction in the number of meals served reflects the permanent closure of Sunburst Buffet and the temporary closure of Season's Buffet, as well as the replacement of the Fidelia's Market food court outlets and certain other Mohegan Sun-owned food and beverage outlets with third-party operators. The reduction in the number of meals served was partially offset by the increase in the average price per meal served resulting, in part, from the July 2011 re-opening of the renovated Season's Buffet featuring expanded offerings.
Food and beverage revenues for the fiscal year ended September 30, 2010 compared to the prior fiscal year were stable.

The following table presents data related to hotel operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2011	2010	2009	11 vs. 10	10 vs. 09	11 vs. 10	10 vs. 09
Rooms occupied	415	410	409	5	1	1.2%	0.2%
Occupancy rate	96.8%	95.7%	95.4%	1.1%	0.3%	1.1%	0.3%
Average daily room rate (in dollars)	$83	$89	$92	$(6)	$(3)	(6.7)%	(3.3)%
Revenue per available room (in dollars)	$80	$86	$88	$(6)	$(2)	(7.0)%	(2.3)%

Hotel revenues for the fiscal year ended September 30, 2011 compared to the prior fiscal year declined primarily as a result of our strategy of offering lower room rates to targeted gaming patrons, which we believe partially offset the decline in gaming revenues. This shift in hotel occupancy from transient guests to more profitable gaming business had the effect of lowering the average daily room rate.
Hotel revenues for the fiscal year ended September 30, 2010 compared to the prior fiscal year decreased primarily due to lower room rates offered to gaming patrons as a result of highly competitive room offers from competitors.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2011	2010	2009	11 vs. 10	10 vs. 09	11 vs. 10	10 vs. 09
Arena events (in events)	117	132	124	(15)	8	(11.4)%	6.5%
Arena tickets	701	835	763	(134)	72	(16.0)%	9.4%
Average price per Arena ticket (in dollars)	$51.38	$52.75	$63.63	$(1.37)	$(10.88)	(2.6)%	(17.1)%

Retail, entertainment and other revenues for the fiscal year ended September 30, 2011 compared to the prior fiscal year declined primarily as a result of an $8.0 million decrease in entertainment revenues. The decrease in entertainment revenues resulted from the reduction in the number of Arena tickets due to fewer events at the Mohegan Sun Arena. The decline in retail, entertainment and other revenues also reflects lower retail revenues.
Retail, entertainment and other revenues for the fiscal year ended September 30, 2010 compared to the prior fiscal year decreased primarily due to a $4.7 million decline in entertainment revenues. The decline in entertainment revenues resulted from the reduction in the average price per Arena ticket due to fewer headliner shows at the Mohegan Sun Arena.
Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2011	2010	2009	11 vs. 10	10 vs. 09	11 vs. 10	10 vs. 09
Food and beverage	$30,284	$37,714	$37,115	$(7,430)	$599	(19.7)%	1.6%
Hotel	14,850	15,365	16,369	(515)	(1,004)	(3.4)%	(6.1)%
Retail, entertainment and other	48,547	53,511	55,043	(4,964)	(1,532)	(9.3)%	(2.8)%
Total	$93,681	$106,590	$108,527	$(12,909)	$(1,937)	(12.1)%	(1.8)%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2011	2010	2009	11 vs. 10	10 vs. 09	11 vs. 10	10 vs. 09
Food and beverage	$30,003	$39,203	$38,231	$(9,200)	$972	(23.5)%	2.5%
Hotel	8,873	9,117	9,552	(244)	(435)	(2.7)%	(4.6)%
Retail, entertainment and other	40,191	44,973	45,874	(4,782)	(901)	(10.6)%	(2.0)%
Total	$79,067	$93,293	$93,657	$(14,226)	$(364)	(15.2)%	(0.4)%

Promotional allowances for the fiscal year ended September 30, 2011 compared to the prior fiscal year declined primarily as a result of changes in our promotional offers designed to improve profitability.
Promotional allowances for the fiscal year ended September 30, 2010 compared to the prior fiscal year decreased primarily due to lower entertainment promotional allowances as a result of the reduction in headliner shows at the Mohegan Sun Arena. The overall decline in promotional allowances also reflects lower redemptions under the Player’s Club program.

Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2011	2010	2009	11 vs. 10	10 vs. 09	11 vs. 10	10 vs. 09
Gaming	$578,678	$630,842	$654,806	$(52,164)	$(23,964)	(8.3)%	(3.7)%
Food and beverage	33,061	39,007	36,239	(5,946)	2,768	(15.2)%	7.6%
Hotel	12,996	13,770	13,513	(774)	257	(5.6)%	1.9%
Retail, entertainment and other	33,234	36,172	40,761	(2,938)	(4,589)	(8.1)%	(11.3)%
Advertising, general and administrative	172,309	179,252	178,852	(6,943)	400	(3.9)%	0.2%
Depreciation and amortization	69,833	74,794	77,536	(4,961)	(2,742)	(6.6)%	(3.5)%
Severance	242	9,830	—	(9,588)	9,830	(97.5)%	100.0%
Pre-opening	—	42	58	(42)	(16)	(100.0)%	(27.6)%
Impairment of Project Horizon	—	58,079	—	(58,079)	58,079	(100.0)%	100.0%
Relinquishment liability reassessment	(8,805)	(26,512)	(45,678)	17,707	19,166	(66.8)%	(42.0)%
Total	$891,548	$1,015,276	$956,087	$(123,728)	$59,189	(12.2)%	6.2%

Gaming costs and expenses for the fiscal year ended September 30, 2011 compared to the prior fiscal year declined primarily as a result of reductions in payroll costs and promotional and advertising expenditures, resulting, in part, from our continued focus on managing expenses and enhancing operating efficiencies, including cost containment initiatives implemented in September 2010 and targeted marketing programs and changes in our promotional offers designed to improve profitability. The decline in gaming costs and expenses also reflect lower non-gaming complimentaries redeemed by casino patrons at Mohegan Sun-owned outlets and reduced Slot Win Contribution expenses commensurate with the declines in slot revenues. Expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaled $183.8 million and $190.5 million for the fiscal years ended September 30, 2011 and 2010, respectively. Gaming costs and expenses as a percentage of gaming revenues were 57.6% and 60.9% for the fiscal years ended September 30, 2011 and 2010, respectively.
Gaming costs and expenses for the fiscal year ended September 30, 2010 compared to the prior fiscal year decreased primarily due to reduced Slot Win Contribution expenses commensurate with the decline in slot revenues and lower payroll costs. The decrease in gaming costs and expenses also reflects lower reserves for doubtful accounts related to gaming receivables and reduced redemption costs due to decreased utilization of Player’s Club points at third-party outlets. These results were partially offset by higher free promotional slot play contribution expenses reflecting the impact of a credit received in fiscal 2009 in connection with an agreement reached with the State of Connecticut regarding the treatment of contribution payments on our free promotional slot play program. Expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaled $190.5 million and $193.8 million for the fiscal years ended September 30, 2010 and 2009, respectively. Gaming costs and expenses as a percentage of gaming revenues were 60.9% and 60.7% for the fiscal years ended September 30,

2010 and 2009, respectively.
Food and beverage costs and expenses for the fiscal year ended September 30, 2011 compared to the prior fiscal year declined primarily as a result of lower payroll costs and cost of goods sold resulting from the consolidation and replacement of certain Mohegan Sun-owned food and beverage outlets with third-party operators in connection with our cost containment initiatives implemented in September 2010. These results were partially offset by decreased use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses.
Food and beverage costs and expenses for the fiscal year ended September 30, 2010 compared to the prior fiscal year increased primarily due to additional costs and expenses to operate new food and beverage outlets and higher medical benefit costs. These results were partially offset by lower payroll costs and increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the fiscal year ended September 30, 2011 compared to the prior fiscal year declined primarily as a result of lower payroll costs, partially offset by decreased use of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the fiscal year ended September 30, 2010 compared to the prior fiscal year increased primarily due to decreased use of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses. The increase in hotel costs and expenses also reflects higher medical benefit costs.
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2011 compared to the prior fiscal year declined primarily as a result of lower direct entertainment costs due to the reduction in the number of events at the Mohegan Sun Arena. The decline in retail, entertainment and other costs and expenses also reflects lower payroll costs. These results were partially offset by decreased use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses.
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
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2011 compared to the prior fiscal year declined primarily as a result of lower payroll costs reflecting our cost containment initiatives implemented in September 2010 and reduced utility expenses.
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2010 compared to the prior fiscal year were flat. Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2010 reflect higher expenses related to governmental and administrative services and utilities provided by the Tribe due to the receipt of tribal service credits and utility rebates in fiscal 2009. Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2010 also reflect lower payroll costs, partially offset by increased medical benefit costs.
Depreciation and amortization expenses for the fiscal years ended September 30, 2011 and 2010 compared to the respective prior fiscal years decreased primarily due to fully depreciated assets related to Project Sunburst.
Severance for the fiscal year ended September 30, 2011 resulted from adjustments to the initial estimates utilized under our September 2010 workforce reduction plan. Cash payments commenced in September 2010 and are anticipated to be completed in March 2012. We do not anticipate incurring any additional severance charges in connection with this workforce reduction, other than charges that may arise from adjustments to the initial estimates utilized under the plan.
Severance for the fiscal year ended September 30, 2010 resulted from the initial charges related to our September 2010 workforce reduction plan.
Pre-opening costs and expenses for the fiscal years ended September 30, 2010 and 2009 were minimal.
Impairment of Project Horizon for the fiscal year ended September 30, 2010 resulted from the re-evaluation of our plans with respect to the development of the new hotel element of the project. Based on our modified plan, which encompasses a smaller hotel to be located closer to the existing hotel, we determined that certain assets related to excavation and foundation work for the planned podium and hotel tower, as well as professional fees for design and architectural work, did not have any future benefit, and accordingly, we recorded the related $58.1 million impairment charge.
Relinquishment liability reassessments for the fiscal years ended September 30, 2011 and 2010 had the effect of reducing operating expenses. The relinquishment liability reassessment credits resulted from reductions in Mohegan Sun revenue projections as of the end of each respective fiscal year compared to projections as of the end of the related prior fiscal year. Our accounting policy is to reassess Mohegan Sun revenue projections, and consequently the relinquishment liability, at least annually in conjunction with our budgeting process or when necessary to account for material increases or decreases in Mohegan Sun revenue projections over the remaining relinquishment period, which expires on December 31, 2014.
Mohegan Sun at Pocono Downs
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2011	2010	2009	11 vs. 10	10 vs. 09	11 vs. 10	10 vs. 09
Gaming	$285,631	$251,056	$239,055	$34,575	$12,001	13.8%	5.0%
Food and beverage	24,244	17,821	15,648	6,423	2,173	36.0%	13.9%
Retail, entertainment and other	8,306	6,740	5,719	1,566	1,021	23.2%	17.9%
Total	$318,181	$275,617	$260,422	$42,564	$15,195	15.4%	5.8%

The following table summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Fiscal Years Ended September 30,
	2011	2010	2009
Gaming	89.8%	91.1%	91.8%
Food and beverage	7.6%	6.5%	6.0%
Retail, entertainment and other	2.6%	2.4%	2.2%
Total	100.0%	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2011	2010	2009	11 vs. 10	10 vs. 09	11 vs. 10	10 vs. 09
Slots:
Handle	$2,916,204	$2,876,068	$2,628,844	$40,136	$247,224	1.4%	9.4%
Gross revenues	$227,328	$223,588	$217,679	$3,740	$5,909	1.7%	2.7%
Net revenues	$227,215	$223,589	$217,835	$3,626	$5,754	1.6%	2.6%
Free promotional slot plays (1)	$65,098	$46,043	$26,348	$19,055	$19,695	41.4%	74.7%
Weighted average number of machines (in units)	2,390	2,356	2,470	34	(114)	1.4%	(4.6)%
Hold percentage (gross)	7.8%	7.8%	8.3%	—	(0.5)%	—	(6.0)%
Win per unit per day (gross) (in dollars)	$261	$260	$241	$1	$19	0.4%	7.9%
Table games (2):
Drop	$206,922	$49,220	$—	$157,702	$49,220	320.4%	100.0%
Revenues	$36,739	$7,125	$—	$29,614	$7,125	415.6%	100.0%
Weighted average number of games (in units)	66	57	—	9	57	15.8%	100.0%
Hold percentage (3)	17.8%	14.5%	—	3.3%	14.5%	22.8%	100.0%
Win per unit per day (in dollars)	$1,525	$1,555	$—	$(30)	$1,555	(1.9)%	100.0%
Poker (2):
Revenues	$4,286	$1,029	$—	$3,257	$1,029	316.5%	100.0%
Weighted average number of tables (in units)	18	17	—	1	17	5.9%	100.0%
Revenue per unit per day (in dollars)	$652	$766	$—	$(114)	$766	(14.9)%	100.0%
 ________________________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game and poker operations commenced on July 13, 2010.

(3)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.
The following table presents slot data related to Mohegan Sun at Pocono Downs’ market area (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2011	2010	2009	11 vs. 10	10 vs. 09	11 vs. 10	10 vs. 09
Northeastern Pennsylvania slot gaming market (1):
Gross revenues	$639,601	$616,998	$479,121	$22,603	$137,877	3.7%	28.8%
Free promotional slot plays (2)	$207,950	$173,120	$70,031	$34,830	$103,089	20.1%	147.2%
Mohegan Sun at Pocono Downs win market share	35.5%	36.2%	45.4%	(0.7)%	(9.2)%	(1.9)%	(20.3)%
Mohegan Sun at Pocono Downs win efficiency	115.5%	120.8%	111.8%	(5.3)%	9.0%	(4.4)%	8.1%
 ________________________

(1)	Northeastern Pennsylvania slot gaming market consists of Mohegan Sun at Pocono Downs, Mount Airy Resort Casino and Sands Casino Resort Bethlehem, which opened on May 20, 2009.

(2)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

Gaming revenues for the fiscal year ended September 30, 2011 compared to the prior fiscal year increased primarily due to higher table game revenues resulting from a full year of table game operations. The decline in our slot win efficiency in the Northeastern Pennsylvania slot gaming market primarily reflects reductions in the weighted average number of slot machines at Mount Airy Resort Casino and Sands Casino Resort Bethlehem.
Gaming revenues for the fiscal year ended September 30, 2010 compared to the prior fiscal year increased primarily as a result of the addition of table game and poker revenues from the opening of table game and poker operations at Mohegan Sun at Pocono Downs on July 13, 2010. The growth in gaming revenues also reflects higher slot revenues resulting from the continued success of our targeted direct mail and other promotional programs. Slot revenues also were favorably impacted by the addition of table game and poker operations, which we believe resulted in increased patron visitation to the facility. Gaming revenues likely were negatively impacted by the continued weakness in consumer spending and increased competition from the May 2009 opening of Sands Casino Resort Bethlehem, in Bethlehem, Pennsylvania, located approximately 70 miles from Mohegan Sun at Pocono Downs. The decrease in gross slot hold percentage reflects the increase in free promotional slot plays provided to Player’s Club members in response to the competitive promotional environment. The increase in win per unit per day was primarily the result of the temporary reduction in the weighted average number of slot machines due to the renovations for table game and poker operations. The decline in our slot win market share in the Northeastern Pennsylvania slot gaming market was attributable to the opening of Sands Casino Resort Bethlehem, which increased the total number of slot machines in the Northeastern Pennsylvania slot gaming market. Our slot win efficiency in the Northeastern Pennsylvania slot gaming market increased despite the opening of Sands Casino Resort Bethlehem, which we believe had a greater impact on Mount Airy Resort Casino than Mohegan Sun at Pocono Downs.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2011	2010	2009	11 vs. 10	10 vs. 09	11 vs. 10	10 vs. 09
Meals served	787	688	702	99	(14)	14.4%	(2.0)%
Average price per meal served (in dollars)	$14.84	$12.01	$11.38	$2.83	$0.63	23.6%	5.5%

Food and beverage revenues for the fiscal year ended September 30, 2011 compared to the prior fiscal year increased primarily as a result of increased patron visitation to the facility due to a full year of table game and poker operations. The growth in food and beverage revenues also reflects the operations of an additional Mohegan Sun at Pocono Downs-owned food and beverage outlet.
Food and beverage revenues for the fiscal year ended September 30, 2010 compared to the prior fiscal year increased primarily due to increased patron visitation to the facility resulting from the addition of table game and poker operations.
Retail, entertainment and other revenues for the fiscal year ended September 30, 2011 compared to the prior fiscal year increased primarily as a result of increased patron visitation to the facility due to a full year of table game and poker operations.

Retail, entertainment and other revenues for the fiscal year ended September 30, 2010 compared to the prior fiscal year increased primarily due to higher rental income and telephone commissions.
Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2011	2010	2009	11 vs. 10	10 vs. 09	11 vs. 10	10 vs. 09
Food and beverage	$13,426	$9,733	$7,889	$3,693	$1,844	37.9%	23.4%
Retail and entertainment	1,702	1,341	1,181	361	160	26.9%	13.5%
Total	$15,128	$11,074	$9,070	$4,054	$2,004	36.6%	22.1%
The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2011	2010	2009	11 vs. 10	10 vs. 09	11 vs. 10	10 vs. 09
Food and beverage	$10,801	$8,348	$7,226	$2,453	$1,122	29.4%	15.5%
Retail and entertainment	2,054	2,165	1,979	(111)	186	(5.1)%	9.4%
Total	$12,855	$10,513	$9,205	$2,342	$1,308	22.3%	14.2%

Promotional allowances for the fiscal years ended September 30, 2011 and 2010 compared to the respective prior fiscal years increased primarily due to higher redemptions under the Player's Club program at food and beverage and retail outlets commensurate with the growth in gaming revenues.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2011	2010	2009	11 vs. 10	10 vs. 09	11 vs. 10	10 vs. 09
Gaming	$211,773	$189,432	$178,282	$22,341	$11,150	11.8%	6.3%
Food and beverage	8,454	6,338	6,481	2,116	(143)	33.4%	(2.2)%
Retail, entertainment and other	1,612	1,282	1,529	330	(247)	25.7%	(16.2)%
Advertising, general and administrative	29,683	26,847	26,798	2,836	49	10.6%	0.2%
Depreciation and amortization	20,040	22,252	25,660	(2,212)	(3,408)	(9.9)%	(13.3)%
Pre-opening	—	2,740	224	(2,740)	2,516	(100.0)%	1,123.2%
Total	$271,562	$248,891	$238,974	$22,671	$9,917	9.1%	4.1%
Gaming costs and expenses for the fiscal year ended September 30, 2011 compared to the prior fiscal year increased primarily as a result of additional operating costs and expenses to support a full year of table game and poker operations, including payroll costs and expenses associated with the Pennsylvania Table Game Tax. The increase in gaming costs and expenses also was attributable to increased non-gaming complimentaries redeemed by casino patrons at Mohegan Sun at Pocono Downs-owned outlets, as well as higher redemption costs due to increased utilization of Player's Club points and promotional coupons at third-party outlets. Expenses associated with the Pennsylvania Slot Machine Tax totaled $129.7 million and $128.5 million for the fiscal years ended September 30, 2011 and 2010, respectively. Expenses associated with the Pennsylvania Table Game Tax totaled $6.6 million and $1.3 million for the fiscal years ended September 30, 2011 and 2010, respectively. Gaming costs and expenses as a percentage of gaming revenues were 74.1% and 75.5% for the fiscal years ended September 30, 2011 and 2010, respectively.
Gaming costs and expenses for the fiscal year ended September 30, 2010 compared to the prior fiscal year increased primarily due to higher Pennsylvania Slot Machine Tax commensurate with the growth in slot revenues. The increase in gaming costs and expenses also reflects additional operating costs and expenses to support table game and poker operations, including expenses associated with the Pennsylvania Table Game Tax, and increased non-gaming complimentaries redeemed by casino patrons at Mohegan Sun at Pocono Downs-owned outlets. Expenses associated with the Pennsylvania Slot Machine Tax totaled $128.5 million and $125.3 million for the fiscal years ended September 30, 2010 and 2009, respectively. Expenses associated with the Pennsylvania Table Game Tax totaled $1.3 million for the fiscal year ended September 30, 2010. Gaming costs and expenses as a percentage of gaming revenues were 75.5% and 74.6% for the fiscal years ended September 30, 2010 and 2009, respectively.
Food and beverage costs and expenses for the fiscal year ended September 30, 2011 compared to the prior fiscal year increased primarily as a result of higher cost of goods sold commensurate with the growth in food and beverage revenues, as well as the operations of an additional Mohegan Sun at Pocono Downs-owned food and beverage outlet. These results were partially offset by increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses.
Food and beverage costs and expenses for the fiscal year ended September 30, 2010 compared to the prior fiscal year declined primarily due to increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses, partially offset by higher cost of goods sold commensurate with the growth in food and beverage revenues.
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2011 compared to the prior fiscal year increased primarily as a result of higher cost of goods sold commensurate with the growth in retail revenues, partially offset by lower direct entertainment costs.
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2010 compared to the prior fiscal year decreased primarily due to increased use of retail and entertainment complimentaries, resulting in higher amounts of retail and entertainment costs being allocated to gaming costs and expenses.
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2011 compared to the prior fiscal year increased primarily as a result of additional costs and expenses to support a full year of table game and poker operations.
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2010 compared to the prior fiscal year were flat.
Depreciation and amortization expenses for the fiscal years ended September 30, 2011 and 2010 compared to the respective prior fiscal years decreased primarily as a result of fully depreciated assets related to the Phase I facility.
Pre-opening costs and expenses for the fiscal year ended September 30, 2010 were comprised of personnel, consulting and other costs associated with the introduction of table game and poker operations.

Corporate Expenses and Other Income (Expense)
Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2011	2010	2009	11 vs. 10	10 vs. 09	11 vs. 10	10 vs. 09
Corporate expenses:
Corporate	$16,704	$18,260	$17,227	$(1,556)	$1,033	(8.5)%	6.0%
Depreciation and amortization	159	243	83	(84)	160	(34.6)%	192.8%
Severance	2	35	—	(33)	35	(94.3)%	100.0%
Total Corporate expenses	$16,865	$18,538	$17,310	$(1,673)	$1,228	(9.0)%	7.1%
Other income (expense):
Accretion of discount to the relinquishment liability (1)	$(11,366)	$(15,426)	$(20,425)	$4,060	$4,999	(26.3)%	(24.5)%
Interest income (2)	2,732	2,755	3,912	(23)	(1,157)	(0.8)%	(29.6)%
Interest expense, net of capitalized interest	(117,710)	(116,784)	(109,689)	(926)	(7,095)	0.8%	6.5%
Gain (loss) on early extinguishment of debt (3)	—	(1,584)	8,466	1,584	(10,050)	(100.0)%	(118.7)%
Write-off of debt issuance costs (4)	—	(338)	—	338	(338)	(100.0)%	100.0%
Other expense, net	(217)	(426)	(7,658)	209	7,232	(49.1)%	(94.4)%
Total other expense	$(126,561)	$(131,803)	$(125,394)	$5,242	$(6,409)	(4.0)%	5.1%
 ________________________

(1)	Reflects accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Primarily represents interest earned on long-term receivables.

(3)
Loss relates to unamortized debt issuance costs written-off upon the early extinguishment of a then-existing term loan under the bank credit facility. Gain relates to the early extinguishment of a portion of our then-outstanding 2001 8 3/8% senior subordinated notes.

(4)	Represents unamortized debt issuance costs written-off upon the amendment of the bank credit facility.
Total Corporate costs and expenses for the fiscal year ended September 30, 2011 compared to the prior fiscal year decreased primarily as a result of lower professional expenses.
Total Corporate costs and expenses for the fiscal year ended September 30, 2010 compared to the prior fiscal year increased primarily due to higher professional and consulting expenditures related to financial advisory services and gaming diversification efforts.
Interest expense, net of capitalized interest, for the fiscal year ended September 30, 2011 compared to the prior fiscal year increased as a result of higher weighted average interest rate. Weighted average interest rate was 7.1% for the fiscal year ended September 30, 2011 compared to 7.0% in the prior fiscal year. Weighted average outstanding debt was $1.65 billion for the fiscal year ended September 30, 2011 compared to $1.67 billion in the prior fiscal year.
Interest expense, net of capitalized interest, for the fiscal year ended September 30, 2010 compared to the prior fiscal year increased due to higher interest rate and weighted average outstanding debt, combined with lower capitalized interest. Weighted average interest rate was 7.0% for the fiscal year ended September 30, 2010 compared to 6.7% in the prior fiscal year. The increase in weighted average interest rate was primarily driven by the October 2009 issuance of our 11 1/2% second lien senior secured notes, which repaid a lower interest term loan under our bank credit facility. The weighted average outstanding debt was $1.67 billion for the fiscal year ended September 30, 2010 compared to $1.65 billion in the prior fiscal year. The increase in weighted average outstanding debt was primarily due to additional borrowings on the bank credit facility to fund capital expenditures and to pay a table game certificate fee to the PGCB, in connection with the introduction of table game and poker operations at Mohegan Sun at Pocono Downs. Capitalized interest was $66,000 for the fiscal year ended September 30, 2010 compared to $1.1 million in the prior fiscal year.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with the peak gaming activities often occurring at Mohegan Sun and Mohegan Sun at Pocono Downs during the months of May through August. Accordingly, the results of operations for the fiscal year ended September 30, 2011 are not necessarily indicative of the operating results for interim periods.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2011	2010	2009	11 vs. 10	10 vs. 09	11 vs. 10	10 vs. 09
Net cash provided by operating activities	$194,278	$170,506	$170,197	$23,772	$309	13.9%	0.2%
Net cash used in investing activities	(52,177)	(64,079)	(157,354)	11,902	93,275	(18.6)%	(59.3)%
Net cash used in financing activities	(93,824)	(107,194)	(31,379)	13,370	(75,815)	(12.5)%	241.6%
Net increase (decrease) in cash and cash equivalents	$48,277	$(767)	$(18,536)	$49,044	$17,769	(6,394.3)%	(95.9)%

As of September 30, 2011 and 2010, we held cash and cash equivalents of $112.2 million and $63.9 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts and relinquishment liability reassessments. The increase in cash provided by operating activities for the fiscal year ended September 30, 2011 compared to the prior fiscal year was primarily attributable to increased operating income after adjustments for non-cash items, partially offset by higher working capital requirements. The slight increase in cash provided by operating activities for the fiscal year ended September 30, 2010 compared to the prior fiscal year was primarily resulted from lower working capital requirements, partially offset by reduced operating income after adjustments for non-cash items.
Operating activities are a significant source of our cash flows. We utilize cash flows from operations for scheduled interest payments, relinquishment payments, planned capital expenditures, distributions to the Tribe, projected working capital needs and debt reduction, as well as make investments, from time to time. There are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

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
In addition to cash flows from operations, we have relied on external sources of liquidity to meet our capital requirements. As discussed below, our inability to refinance or replace our fiscal 2012 maturities could have a material adverse effect on our financial position, results of operations and cash flows. In addition, if our pro forma fixed charge coverage ratio, as defined under our senior and senior subordinated note indentures, was to fall below 2.0 to 1.0, our ability to incur additional indebtedness or refinance or replace existing outstanding indebtedness would be limited, which could adversely impact our ability to meet our capital requirements.
The decrease in cash used in investing activities for the fiscal year ended September 30, 2011 compared to the prior fiscal year primarily reflects a non-recurring table game certificate fee payment of $16.5 million to the PGCB in fiscal 2010. The decrease in cash used in investing activities for the fiscal year ended September 30, 2010 compared to the prior fiscal year primarily resulted from a $129.1 million decrease in capital expenditures, partially offset by a non-recurring receipt of $20.1 million in proceeds from an amendment to the purchase agreement for Mohegan Sun at Pocono Downs in fiscal 2009. Cash used in investing activities for the fiscal year ended September 30, 2010 also reflects the payment of the table game certificate fee to the PGCB.
The decrease in cash used in financing activities for the fiscal year ended September 30, 2011 compared to the prior fiscal year was primarily attributable to lower distributions to the Tribe. The increase in cash used in financing activities for the fiscal year ended September 30, 2010 compared to the prior fiscal year primarily resulted from an $85.3 million decrease in total net borrowings, partially offset by a $10.0 million decline in distributions to the Tribe.

Cost Containment Initiatives

In September 2010, we implemented certain cost containment initiatives in an effort to better align operating costs with market and business conditions, including a reduction of our workforce in Uncasville, Connecticut by approximately 475 positions. In addition, we implemented a number of other cost containment initiatives, including modifications to employee medical benefits, consolidation of certain Mohegan Sun-owned food and beverage outlets and replacement of certain other Mohegan Sun-owned food and beverage outlets with third-party operators. We estimate that these cost containment initiatives yielded consolidated labor and operating cost savings totaling approximately $34.0 million for the fiscal year ended September 30, 2011.
External Sources of Liquidity
Notes
We substantially financed the construction and expansion of Mohegan Sun and the acquisition and expansion of Mohegan Sun at Pocono Downs, with proceeds from the issuance of notes and borrowings under our bank credit facilities. As of September 30, 2011, we had outstanding:

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
These notes are fully and unconditionally guaranteed, jointly and severally, by the Pennsylvania entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
The senior and senior subordinated note indentures contain certain non-financial and financial covenant requirements with which we and the Tribe must comply. The non-financial covenant requirements include, among other things, reporting obligations, compliance with laws and regulations, maintenance of licenses and insurances and our continued existence. The financial covenant requirements include, among other things, limitations on our ability to make restricted payments, as defined under the note indentures, and incur additional indebtedness. Under these financial covenant requirements, we are generally able to make restricted payments, including distributions to the Tribe, and incur additional indebtedness that otherwise may be restricted, provided our pro forma fixed charge coverage ratio is at least 2.0 to 1.0. As of September 30, 2011, our fixed charge coverage ratio was above 2.0 to 1.0. If our pro forma fixed charge coverage ratio falls below 2.0 to 1.0, our ability to make restricted payments and incur additional indebtedness would be limited and subject to other applicable exceptions under the note indentures. Additionally, while we may continue to borrow under the bank credit facility pursuant to exceptions contained in the note indentures, our ability to incur other additional indebtedness to raise capital also would be limited. Further, if our pro forma fixed charge coverage ratio falls below 2.0 to 1.0, we would be unable to refinance or replace our outstanding subordinated indebtedness with senior indebtedness without waivers or consents from certain of our creditors, thus limiting the options available to us to refinance or replace our outstanding indebtedness. In such event, we can provide no assurance that we would be able to obtain such waivers or consents or that we would be able to refinance or replace our outstanding indebtedness or that financing options available to us, if any, would be on favorable or acceptable terms.
As of September 30, 2011, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
On May 9, 2011, Moody's Investors Services lowered its credit ratings on the 2009 second lien senior secured notes from B3 to Caa2, the 2005 senior unsecured notes from Caa1 to Caa2 and the senior subordinated notes from Caa3 to Ca. These actions were primarily a result of our leverage and refinancing needs, including our fiscal 2012 maturities. These lowered credit ratings may adversely impact our ability to access the debt capital markets in the future and, if we are able to access the debt capital markets, it likely would increase our cost of capital for the issuance of new debt as compared to costs incurred by us in prior financing transactions. We also could be subject to more restrictive covenants and other terms in connection with any such debt issuance.
Bank Credit Facility

In December 2008, we entered into a third amended and restated bank credit facility. The bank credit facility was amended in October 2009. As amended, the bank credit facility provides for a revolving loan and letter of credit borrowing capacity of up to $675.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The bank credit facility has no mandatory amortization provision and is payable in full on March 9, 2012. As of September 30, 2011, $535.0 million was drawn on the bank credit facility. As of September 30, 2011, letters of credit issued under the bank credit facility totaled $3.7 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements under the bank credit facility, line of credit and note indentures, we had approximately $133.7 million of borrowing capacity under the bank credit facility as of September 30, 2011.
Under the bank credit facility, at our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, an applicable rate based on our total leverage ratio, as each term is defined under the bank credit facility. We also pay commitment fees for the unused portion of borrowing capacity under the bank credit facility on a quarterly basis equal to the product obtained by multiplying the applicable rate for commitment fees by the average daily unused borrowing capacity for that calendar quarter. The applicable rate for base rate loans is between 1.25% and 2.75%. The applicable rate for Eurodollar rate loans is between 2.50% and 4.00%. The applicable rate for commitment fees is between 0.20% and 0.50%. The base rate is the higher of Bank of America's announced prime rate, the Eurodollar rate for one-month contracts plus 1.25% or the federal funds rate plus 0.50%. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of September 30, 2011, we had $41.0 million in base rate loans and $494.0 million in Eurodollar rate loans outstanding. The base rate loans outstanding at September 30, 2011 were based on Bank of America's prime rate of 3.25% plus an applicable rate of 2.25%. The Eurodollar rate loans outstanding at September 30, 2011were based on a one-month Eurodollar rate of 0.23% plus an applicable rate of 3.50%. The applicable rate for commitment fees was 0.50% as of September 30, 2011.
The bank credit facility is collateralized by a first priority lien on substantially all of our assets, including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land and improvements that comprise Mohegan Sun. We also are required to pledge additional assets as collateral for the bank credit facility as we or our existing and future guarantor subsidiaries acquire them. Our obligations under the bank credit facility are fully and unconditionally guaranteed, jointly and severally, by the Pennsylvania entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. The bank credit facility includes non-financial covenant requirements of the types customarily found in loan agreements for similar transactions. The bank credit facility also subjects us to a number of restrictive financial covenant requirements. These financial covenant requirements include, among other things, a minimum fixed charge coverage ratio, maximum total leverage and senior leverage ratios and maximum capital expenditures and investments. The levels of the covenants for the minimum fixed charge coverage, maximum total leverage and senior leverage ratios as of September 30, 2011 through the remaining term of the bank credit facility, are as follows:
Minimum fixed charge coverage ratio covenant, or the ratio of annualized EBITDA less distributions to the Tribe and maintenance capital expenditures to fixed charges, as such terms are defined under the bank credit facility:

Fiscal Quarters Ending:
September 30, 2011 and December 31, 2011	1.10:1.00
Maximum total leverage ratio covenant, or the ratio of total debt to annualized EBITDA, as such terms are defined under the bank credit facility:

Fiscal Quarters Ending:
September 30, 2011	6.50:1.00
December 31, 2011	6.25:1.00
Maximum senior leverage ratio covenant, or the ratio of total debt minus subordinated obligations to annualized EBITDA, as such terms are defined under the bank credit facility:

Fiscal Quarters Ending:
September 30, 2011	4.25:1.00
December 31, 2011	3.75:1.00
We continue to monitor revenues, expenditures and borrowings under the bank credit facility to ensure continued compliance with our financial covenant requirements. While we anticipate that we will remain in compliance with our covenant requirements under the bank credit facility for all periods prior to maturity, we may need to increase revenues or offset any future declines in revenues by implementing further cost containment and other initiatives in order to maintain compliance with these financial covenant requirements. If we are unable to satisfy our financial covenant requirements, we would need to obtain waivers or consents under the bank credit facility; however, we can provide no assurance that we would be able to obtain such waivers or consents. If we are unable to obtain such waivers or consents, we would be in default under the bank credit facility, which may result in cross-defaults under our other outstanding indebtedness. If such defaults or cross-defaults were to occur, it would allow our lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. We would not have sufficient funds to repay such accelerated indebtedness and our ability to otherwise refinance or replace our outstanding indebtedness would be limited. As a result, if such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary for such repayment. We plan to refinance or replace the bank credit facility at or prior to maturity.
On December 28, 2011, we and the Tribe entered into a waiver under the bank credit facility pursuant to which the lenders have agreed to waive any potential default by us under the bank credit facility as a result of the going concern opinion issued by our independent registered public accounting firm in its report for the fiscal year ended September 30, 2011.
As of September 30, 2011, we and the Tribe were in compliance with all respective covenant requirements under the bank credit facility.
Line of Credit
As of September 30, 2011, we had a $16.5 million revolving loan agreement with Bank of America, N.A., or the line of credit. The line of credit matures on March 9, 2012. Under the line of credit, at our option, each advance accrues interest on the basis of a one-month Eurodollar rate or prime rate, plus in either case, an applicable rate based on our total leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. As of September 30, 2011, we had no amount drawn on the line of credit. The line of credit subjects us to certain covenants, including a covenant to maintain at least the line of credit commitment amount available for borrowing under the bank credit Facility. As of September 30, 2011, we were in compliance with all covenant requirements under the line of credit and had $16.5 million of borrowing capacity thereunder. We have commenced discussions with Bank of America, N.A. to extend the maturity date of the line of credit; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.
Letters of Credit
As of September 30, 2011, we maintained seven uncollateralized letters of credit to satisfy certain potential liabilities at Mohegan Sun and Mohegan Sun at Pocono Downs. As of September 30, 2011, letters of credit issued totaled $3.7 million, of which no amount was drawn. The letters of credit expire in March 2012, subject to renewals.
Salishan-Mohegan Bank Credit Facility
As of September 30, 2011, Salishan-Mohegan had a fully drawn $15.25 million revolving loan agreement with Bank of America, N.A., or the Salishan-Mohegan bank credit facility. The Salishan-Mohegan bank credit facility matures on March 9, 2012. Under the Salishan-Mohegan bank credit facility, at the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus in either case, an applicable rate, as defined under the Salishan-Mohegan bank credit facility. The applicable rate is 2.50% for base rate loans and 3.50% for Eurodollar rate loans. The base rate is the higher of Bank of America's announced prime rate or the federal funds rate plus 0.50%. The Salishan-Mohegan bank credit facility has no mandatory amortization provision and is payable in full at maturity. The Salishan-Mohegan bank credit facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan-Mohegan bank credit facility also are guaranteed by the Tribe. The Salishan-Mohegan bank credit facility subjects Salishan-Mohegan to certain covenant requirements customarily found in loan agreements for similar transactions. As of September 30, 2011, Salishan-Mohegan was in compliance with all respective covenant requirements under the Salishan-Mohegan bank credit facility. We have commenced discussions with Bank of America, N.A. to extend the maturity date of the Salishan-Mohegan bank credit facility; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.
As of September 30, 2011, Salishan-Mohegan had $15.25 million in Eurodollar rate loans and no base rate loan outstanding. The Eurodollar rate loans outstanding at September 30, 2011 were based on a one-month Eurodollar rate of 0.23% plus an applicable rate of 3.50%.
Mohegan Tribe Promissory Note
In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, or the Mohegan Tribe promissory note. The Mohegan Tribe promissory note matures on March 31, 2012. The Mohegan Tribe promissory note accrues interest at an annual rate of 15.0%. Under the terms of the Mohegan Tribe promissory note, as amended, accrued interest from November 2009 through October 2010 was paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity; and from November 2010 through maturity, all accrued interest under the Mohegan Tribe promissory note is payable at maturity. We have commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe promissory note; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.
Mohegan Tribe Credit Facility
In February 2011, the Tribe agreed to lend Salishan-Mohegan up to $300,000 to fund its working capital requirements pursuant to a revolving commercial promissory note, or the Mohegan Tribe credit facility. In May 2011, Salishan-Mohegan entered into an amendment to the terms of the Mohegan Tribe credit facility to increase the borrowing capacity from $300,000 to $1.0 million. In December 2011, the Mohegan Tribe credit facility was further amended to increase the borrowing capacity to $1.75 million. The Mohegan Tribe credit facility matures on March 31, 2012. The Mohegan Tribe credit facility accrues interest at an annual rate of 15.0% payable at maturity. We have commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe credit facility; however, we can provide no assurance of the terms of such extension or whether such extension will be granted. As of September 30, 2011, Salishan-Mohegan had $850,000 drawn on the Mohegan Tribe credit facility and $150,000 of borrowing capacity thereunder.
Capital Expenditures
The following table presents data related to capital expenditures (in millions, including capitalized interest):

	Capital Expenditures
	Fiscal Year Ended September 30, 2011	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2009	Forecasted Fiscal Year 2012
Mohegan Sun:
Maintenance	$19.7	$16.9	$13.4	$33.0
Development	20.7	5.5	5.4	10.0
Expansion—Project Horizon	0.9	4.7	71.9	—
Subtotal	41.3	27.1	90.7	43.0
Mohegan Sun at Pocono Downs:
Maintenance	4.5	2.2	0.9	4.0
Development	0.5	0.2	4.5	—
Expansion—Project Sunrise (1)	0.5	(1.2)	(2.6)	—
Expansion—Table Games (2)	(0.3)	15.2	—	—
Subtotal	5.2	16.4	2.8	4.0
Total	$46.5	$43.5	$93.5	$47.0
 ________________________

(1)	Represents adjustments to the cost for Project Sunrise.

(2)	Represents adjustments to the cost for our table game and poker expansion.
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs through a combination of cash flows provided by operating activities and draws under our bank credit facility.

Interest Expense
The following table presents our interest expense (in thousands, net of capitalized interest):

	For the Fiscal Years Ended September 30,
	2011	2010	2009
Bank credit facility	$22,974	$23,714	$21,748
2009 11 1/2% second lien senior secured notes, includes accretion of bond discount (1)	23,661	21,949	—
2005 6 1/8% senior unsecured notes	15,313	15,313	15,313
2001 8 3/8 % senior subordinated notes	126	168	742
2002 8% senior subordinated notes	20,000	20,000	20,000
2003 6 3/8% senior subordinated notes	—	—	16,655
2004 7 1/8% senior subordinated notes	16,031	16,031	16,031
2005 6 7/8% senior subordinated notes	10,313	10,313	10,313
Line of credit	260	290	338
WNBA promissory note	6	25	81
Salishan-Mohegan bank credit facility	576	561	743
Mohegan Tribe promissory note (Salishan-Mohegan)	1,500	1,496	4
Mohegan Tribe credit facility (Salishan-Mohegan)	47	—	—
Capital leases	220	251	273
Amortization of net deferred gain on settlement of derivative instruments	(467)	(467)	228
Amortization of debt issuance costs	7,150	7,206	8,282
Capitalized interest	—	(66)	(1,062)
Total interest expense, net of capitalized interest	$117,710	$116,784	$109,689
 ________________________

(1)	Issued on October 26, 2009.
Contractual Obligations and Commitments
The following table presents estimated future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,636,100	$811,100	$475,000	$150,000	$200,000
Interest payments on long-term debt (3)	289,270	96,731	106,646	51,339	34,554
Procurement (4)	56,090	17,255	27,043	5,292	6,500
Capital lease (5)	5,342	707	1,498	1,617	1,520
Total	$1,986,802	$925,793	$610,187	$208,248	$242,574
 ________________________

(1)	Represents payment obligations from October 1, 2011 to September 30, 2012.

(2)	Represents long-term debt maturities as of September 30, 2011.

(3)	Represents anticipated interest payments on long-term debt as of September 30, 2011, pursuant to respective debt agreements.

(4)	Represents anticipated expenditures in connection with various agreements entered into with vendors for inventory and other items, exclusive of amounts reflected in our consolidated balance sheets.

(5)	Represents anticipated lease payments to the Tribe relating to property located adjacent to the Tribe’s reservation that is used for parking and access to Mohegan Sun.
In addition to the above listed contractual obligations, we have certain other contractual commitments as of September 30, 2011. The calculation of estimated future payments related to these contractual commitments as presented in the following table is based, in large part, on revenue projections over an extended period of time, as well as other factors that are more fully described below. Given the high level of estimate and judgment utilized in the calculation of these liabilities, future events that affect such estimates and judgments may cause actual payments to materially differ from current estimates. The amounts presented in the following table are estimates, and, while certain agreements have perpetual terms, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years (in thousands):

	Payments due by period
Contractual Commitments	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Combined minimum Slot Win and free promotional slot play contributions (2)	$179,647	$361,902	$383,150	$1,063,094
Pennsylvania Slot Machine Tax (3)	132,318	281,792	297,847	826,411
Pennsylvania Table Game Tax (4)	7,057	14,018	15,972	44,316
Horsemen Purses (5)	2,829	5,322	626	—
Relinquishment (6)	54,899	110,821	14,456	—
Priority distributions (7)	18,706	38,827	40,793	111,248
Town of Montville (8)	500	1,000	1,000	2,500
Total	$395,956	$813,682	$753,844	$2,047,569
 ________________________

(1)	Represents payment obligations from October 1, 2011 to September 30, 2012.

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

(5)
Represents portion of racing handle that must be paid in purses pursuant an agreement with the Pennsylvania Harness Horsemen's Association. Payments consist of 2.5% of wagers on live races at Mohegan Sun at Pocono Downs that are simulcasted to other racetracks with the Commonwealth of Pennsylvania and 1.1% of wagers on races simulcasted to locations outside the Commonwealth of Pennsylvania.

(6)
Represents payment obligations to TCA pursuant to a relinquishment agreement. Relinquishment payments are 5% of revenues, as defined under the relinquishment agreement. Payment obligations reflect our estimate of amounts to be paid over the remaining relinquishment period, which expires on December 31, 2014.

(7)
Represents payment obligations to the Tribe pursuant to a priority distribution agreement. Priority distribution payments are calculated based on our net cash flows, as defined under the priority distribution agreement, and are limited to a maximum amount of $14.0 million, adjusted annually based on the Consumer Price Index, or the CPI. Payment obligations reflect our estimate of maximum amounts to be paid, adjusted by an annual CPI of 2.5%.

(8)	Represents payment obligations to the Town of Montville of $500,000 per year to minimize the impact of Tribe’s reservation being held in trust.

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate such estimates, including those related to revenue recognition, reserves for doubtful accounts, the liabilities associated with unredeemed Player’s Club points, self-insurance and relinquishment, asset valuation, contingencies and litigation. These estimates are based on information currently available to us, as well as various other assumptions that we believe to be reasonable under current circumstances. Actual results could differ from those estimates.
We believe the following accounting policies impact significant judgments and estimates utilized in the preparation of our consolidated financial statements.
Revenue Recognition
We recognize gaming revenues as amounts wagered less prizes paid out. Revenues from food and beverage, hotel, retail, entertainment and other services are recognized at the time such service is performed. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. Percentage rental revenues are recognized in the periods in which the tenants exceed their respective percentage rent thresholds.
Reserves for Doubtful Accounts
We maintain a reserve for doubtful collection of casino, hotel and other non-gaming receivables based on our estimate of the probability that these receivables will be collected. We assess the adequacy of this reserve by continuously evaluating historical experience, creditworthiness of the related patron and all other available information. Future business or economic trends could affect the collectability of these receivables and the related reserve.
We also maintain reserves for doubtful collection of reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project and WTG on behalf of the Menominee Tribe for the Menominee Project based on our estimate of the probability that the receivables will be collected. We assess the reserve for doubtful collection of the

Salishan-Mohegan receivables for adequacy on a quarterly basis. Future developments in the receipt of financing, the relevant land being taken into trust or other matters affecting the Cowlitz Project could affect the collectability of the Salishan-Mohegan receivables and the related reserve. The WTG receivables are fully reserved.
Unredeemed Player’s Club Points
We maintain an accrual for unredeemed Player’s Club points. This accrual is based on the estimated cost of Player's Club points expected to be redeemed as of the respective balance sheet date. We assess the adequacy of this accrual by periodically evaluating historical redemption experiences and projected trends related to the accrual. Actual results could differ from these estimates.
Self-insurance Accruals
We are self-insured up to certain limits for costs associated with workers’ compensation, general liability and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements of known claims, as well as accruals of estimates of incurred but not reported claims. In estimating self-insurance accruals, we consider historical loss experiences and expected levels of costs per claim. Claims are accounted for based on estimates of undiscounted claims, including claims incurred but not reported. We believe that this method provides a consistent and effective way to measure these liabilities; however, changes in health care costs, accident frequency and severity and other factors could materially impact estimated liabilities. We continuously monitor estimates and makes adjustments when necessary.

Relinquishment Liability
We recorded a relinquishment liability based on the estimated present value of our obligations under a relinquishment agreement. We reassess projected revenues and consequently the relinquishment liability: (1) annually in conjunction with our budgeting process, or (2) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment results in an overall increase in projected revenues over the relinquishment period, the relinquishment liability is increased by 5% of such increase in revenues, discounted at our risk-free rate of investment, which is an incremental layer. If the reassessment results in an overall decrease to projected revenues over the relinquishment period, the relinquishment liability is decreased by 5% of such decrease in revenues, discounted on the basis of a weighted-average discount rate, which is a decremental layer. The weighted-average discount rate is defined as the average discount rate utilized to discount all previous incremental layers weighted by the amount of each incremental layer. In addition, we recognize a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since the calculation of this liability requires a high level of estimates and judgments (including those related to projected revenues and impact and timing of future competition), future events that affect such estimates and judgments may cause the actual liability to materially differ from the current estimate.
Property and Equipment
Property and equipment are stated at cost. Depreciation is recognized over the estimated useful lives of the assets, other than land, on a straight-line basis. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the improvements. Estimated useful lives by asset categories are as follows:

Buildings and land improvements	40 years
Furniture and equipment	3 - 7 years
The costs of significant improvements are capitalized. Costs of normal repairs and maintenance are expensed as incurred. Gains or losses on disposition of property and equipment are reflected in our consolidated financial statements.
Property and equipment are assessed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If it is determined that the carrying amounts may not be recoverable based on current and future levels of income and cash flows, as well as other factors, an impairment loss will be recognized at such time.
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
Other Intangible Assets
The slot machine license and table game certificate intangible assets are assessed as a single unit of accounting at least annually for impairment by comparing the fair value of the recorded assets to their carrying value. Their fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania entities, exclusive of a required rate of return of all other assets and exclusive of capital expenditures requirements. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires us to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a perpetual growth rate of the Pennsylvania entities. If any of the following occurs, the intangible assets may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania entities are not met; (2) if the discount rate increases; or (3) if the terminal value decreases.

The Mohegan Sun trademark is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing the income approach – relief from royalty method based on projected revenues from Mohegan Sun and Mohegan Sun at Pocono Downs. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires us to make assumptions regarding future revenues, discount rates and the terminal value based on a perpetual growth rate of Mohegan Sun and Mohegan Sun at Pocono Downs. If any of the following occurs, the Mohegan Sun trademark may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from Mohegan Sun and Mohegan Sun at Pocono Downs are not met; (2) if the discount rate increases; or (3) if the perpetual growth rate decreases.
Litigation
We are a defendant in various litigation matters resulting from our normal course of business. Some of these matters relate to personal injuries to patrons and damages to patrons’ personal assets. We estimate patrons' claims and accrue for such liabilities based upon historical experience.

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
New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or the FASB, issued revised guidance pertaining to the accounting standard for goodwill impairment tests. The revised guidance allows an entity the option to assess qualitative factors to determine whether the fair value of a reporting unit is less than its carrying value before performing the two-step goodwill impairment test. The revised guidance is effective for interim and annual periods beginning after December 15, 2011; however, early adoption is permitted. We do not expect its adoption to impact our financial position, results of operations or cash flows.

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

In June 2011, the FASB issued revised guidance pertaining to reporting of comprehensive income. The revised guidance allows an entity the option of presenting the total of comprehensive income, components of net income and components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The revised guidance is effective retrospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2011. We do not expect its adoption to impact our financial position, results of operations or cash flows.

In April 2010, the FASB issued guidance pertaining to accruals for casino jackpot liabilities. The new guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying such jackpot. The new guidance specifies that jackpots should be accrued and charged to revenue when the entity has the obligation to pay such jackpot and applies to both base and progressive jackpots and requires a cumulative-effect adjustment to opening retained earnings in the period of adoption. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2010. We do not expect its adoption to materially impact our financial position, results of operations or cash flows.

In January 2010, the FASB issued amended guidance pertaining to fair value measurements and disclosures. The amended guidance requires additional disclosures about significant unobservable inputs and transfers within Level 1 and 2 measurements. This guidance is effective for interim and annual periods beginning on or after December 15, 2009. We adopted this guidance in our first quarter of fiscal 2010, and its adoption did not impact our financial position, results of operations or cash flows. The amended guidance also requires enhanced disclosure of activities within Level 3 fair value measurements. Those disclosures are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2010. We do not expect its adoption to impact our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest accrues on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the bank credit facility. As of September 30, 2011, $535.0 million was drawn on the bank credit facility.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information as of September 30, 2011 about our current financial instruments or debt obligations that are sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt instruments are based on quoted market prices or prices of similar instruments as of September 30, 2011.

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$261,557	$250,734	$225,763	$150,793	$824	$201,521	$1,091,192	$620,944
Average interest rate	8.3%	6.1%	7.1%	6.9%	3.9%	11.4%	7.9%
Variable rate	$550,250	$—	$—	$—	$—	$—	$550,250	$521,494
Average interest rate (1)	3.8%	—	—	—	—	—	3.8%
 ________________________

(1)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $5.5 million.

Item 8. Financial Statements and Supplementary Data.
Our consolidated financial statements and notes thereto, referred to in Item 15(a)(1) of this Annual Report on Form 10-K, are filed as part of this report and appear in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”
Based on this assessment, management concluded that, as of September 30, 2011, our internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a non-accelerated filer.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, or Tribal Council, the governing body of the Tribe. Any change in the composition of the Tribal Council results in a corresponding change in our Management Board. As of the date of this filing, the members of the Management Board and their terms are as follows: Bruce S. Bozsum, William Quidgeon, Jr., Ralph James Gessner, Jr., Kathleen M. Regan-Pyne and Jonathan S. Hamilton, Sr. are each serving four-year terms expiring in October 2013, while Cheryl A. Todd, Thayne D. Hutchins, Jr., Mark F. Brown and Mark M. Sperry are each serving four-year terms expiring in October 2015. Members of the Tribal Council are elected by the registered voters of the Tribe through competitive general elections. Vacancies on the Tribal Council, to the extent they arise, are likewise filled by similar special elections. Upon expiration of Tribal Council members' terms, registered voters of the Tribe may re-elect current Tribal Council members who choose to run for re-election or elect new Tribal Council members. Incumbent members of the Tribal Council do not nominate or otherwise identify candidates for election. Accordingly, the Tribal Council and Management Board do not screen candidates for election nor do they maintain a nominating committee.

Management Board and Named Executive Officers
The following table presents data related to the members of the Management Board and our named executive officers, as of the date of this filing:

Name	Age	Position
Bruce S. Bozsum	51	Chairman and Member, Management Board
Ralph James Gessner, Jr.	42	Vice Chairman and Member, Management Board (1)
Cheryl A. Todd	51	Recording Secretary and Member, Management Board
Kathleen M. Regan-Pyne	55	Corresponding Secretary and Member, Management Board (1)
Thayne D. Hutchins, Jr.	40	Treasurer and Member, Management Board (1)
Mark F. Brown	54	Member, Management Board (1)
William Quidgeon, Jr.	49	Member, Management Board (1)
Jonathan S. Hamilton, Sr.	52	Member, Management Board
Mark M. Sperry	61	Member, Management Board
Mitchell Grossinger Etess	53	Chief Executive Officer, Mohegan Tribal Gaming Authority
Mario C. Kontomerkos	35	Chief Financial Officer, Mohegan Tribal Gaming Authority
Jeffrey E. Hartmann	50	President and Chief Executive Officer, Mohegan Sun
Robert J. Soper	39	President and General Manager, Mohegan Sun at Pocono Downs
________________________

(1)	Audit Committee member.
Bruce S. Bozsum—Mr. Bozsum was first seated on the Tribal Council and Management Board in October 2004. He served as Chairman of the Tribal Council and Management Board from October 2005 until October 2009 and was re-elected Chairman in October 2010. Mr. Bozsum previously served as Manager of Cultural and Community Programs for the Tribe, in which capacity he was responsible for educational outreach programs and the annual Wigwam Festival and Cultural Week. He also was employed as a Floor Supervisor for the Tribe’s high stakes bingo operations.
Ralph James Gessner, Jr.—Mr. Gessner was first seated on the Tribal Council and Management Board in October 2005. He was elected Vice Chairman in October 2010. Mr. Gessner previously held multiple positions at Mohegan Sun, including Director of Executive Hosts and Vice President of Casino Marketing. Mr. Gessner holds a Bachelor’s Degree in Hotel and Restaurant Management from the University of Southwestern Louisiana.
Cheryl A. Todd—Ms. Todd was first seated on the Tribal Council and Management Board in March 2007 after serving as Executive Assistant to the Chairman of the Management Board for 11 years. She also served on the Mohegan Strategic Planning Committee in 1997 and the Mohegan Election Committee from 1996 to 1999. Prior to her employment with the Tribe, Ms. Todd held multiple positions at the Naval Submarine Base in Groton, Connecticut.
Kathleen M. Regan-Pyne—Ms. Regan-Pyne was first seated on the Tribal Council and Management Board in October 2009 after serving as Manager of Tribal Career Development for the Tribe and Mohegan Sun for three years. Prior to her employment with the Tribe and Mohegan Sun, Ms. Regan-Pyne held multiple positions in the insurance/financial services industry, including Director of Life Claims at Lincoln Life & Annuity. Ms. Regan-Pyne is a graduate of Eastern Connecticut State University.
Thayne D. Hutchins, Jr.—Mr. Hutchins was first seated on the Tribal Council and Management Board in October 2007

after serving as a staff accountant for the Tribe for six years. Mr. Hutchins graduated Magna Cum Laude from Eastern Connecticut State University and holds a Bachelor’s Degree in Economics with a concentration in Accounting.
Mark F. Brown—Mr. Brown has been a member of the Tribal Council and Management Board since October 1995. He served as Chairman of the Tribal Council and Management Board from October 2000 until October 2005. Mr. Brown also served as the Tribe's historian and was instrumental in the Tribe's pursuit of federal recognition.
William Quidgeon, Jr.—Mr. Quidgeon was first seated on the Tribal Council and Management Board in October 2005. He previously help multiple positions at the Tribe and Mohegan Sun, including Senior Project Manager of the Mohegan Tribal Development Department. Prior to his employment with the Tribe, Mr. Quidgeon served as Chairman of the Mohegan Information Technology Group, a limited liability company that is majority-owned by the Tribe.
Jonathan S. Hamilton, Sr.—Mr. Hamilton was first seated on the Tribal Council and Management Board in October 2010 after serving as Editor of two Tribe publications, Wuskuso and Ni Ya Yo, for 13 years. He also served on the Tribe’s Board of Education for thirteen years, including five years as its Chairman. Prior to his employment with the Tribe, Mr. Hamilton was employed as an Associate Editor of SportBoston Magazine, a regional sports periodical, and a market analyst at T.A. Associates, a venture capital firm. Mr. Hamilton holds a Bachelor’s Degree in English from the University of Massachusetts and a law degree from the University of Connecticut School of Law.
Mark M. Sperry—Mr. Sperry was elected to the Tribal Council and Management Board in October 2011 and is serving his first term. Mr. Sperry oversaw the Education Department of the Tribe for over 15 years and has an extensive background in education and psychology, having worked as a Master teacher at EastConn, a special service organization to public schools, and a supervisor and career counselor for multiple vocational training programs at the Meriden/Middletown Workforce Development Board. He also served as co-chair of the USET (United South and Eastern Tribes) Education Committee and as Chairman of the Tribal Employment Rights Ordinance Commission of the Tribe. In addition to a Bachelor's Degree from the University of Connecticut, Mr. Sperry also holds a Special Education Teaching Certification from Central Connecticut State University and master's level certification in elementary education from Southern Connecticut State University.
Mitchell Grossinger Etess—Mr. Etess assumed the role of Chief Executive Officer of the Authority in May 2006. He also served as President and Chief Executive Officer of Mohegan Sun from August 2004 to December 2010. Mr. Etess previously served as Executive Vice President of Marketing from October 1999 to August 2004 and Senior Vice President of Marketing from November 1995 to October 1999. Prior to his employment with the Authority and Mohegan Sun, Mr. Etess served as Vice President of Marketing at Players Island and Senior Vice President of Marketing and Hotel Operations at Trump Plaza Hotel and Casino. He also held various management positions in the hospitality and advertising industries.
Jeffrey E. Hartmann—Mr. Hartmann assumed the role of President and Chief Executive Officer of Mohegan Sun in January 2011. He also served as Chief Executive Officer of the Authority from May 2006 to December 2010 and Executive Vice President and Chief Operating Officer of Mohegan Sun August 2004 to December 2010. Mr. Hartmann previously served as Executive Vice President of Finance and Chief Financial Officer of the Authority from October 1999 to August 2004 and Senior Vice President of Finance and Chief Financial Officer from December 1996 to October 1999. Prior to his employment with the Authority and Mohegan Sun, Mr. Hartmann served as Vice President of Finance at Foxwoods Management Company and Audit Manager at Coopers & Lybrand, LLP. Mr. Hartmann is a certified public accountant.
Mario C. Kontomerkos—Mr. Kontomerkos was appointed Chief Financial Officer of the Authority on September 1, 2011, replacing Leo  M. Chupaska who retired and assumed the role of Vice President of Investor Relations. Prior to his employment with the Authority, Mr. Kontomerkos served as Corporate Vice President of Finance at Penn National Gaming, Inc. from March 2010 to July 2011. Mr. Kontomerkos previously served as a senior investor at Magnetar Capital, LLC, an investment management company, from July 2007 to May 2009, and a research analyst for the gaming and lodging industries at J.P. Morgan Securities from May 2005 to May 2007.
Robert J. Soper—Mr. Soper has served as the President and General Manager of Mohegan Sun at Pocono Downs since January 2005. Mr. Soper previously served as Senior Vice President of Administration at Mohegan Sun from 2001 to 2005 and Senior Attorney at the Tribe from 1997 to 2001.
Audit Committee
We have established a separately-designated standing Audit Committee in accordance with applicable provisions of the Exchange Act. The Audit Committee is comprised of certain members of the Management Board. All members of our Audit Committee are capable of reading and understanding financial statements, including balance sheets, statements of income, changes in capital and cash flows. The Management Board has determined that none of its members and, accordingly, no member of the Audit Committee, is a financial expert, meaning no member has past employment experience in finance or accounting, requisite professional certification in accounting or any other comparable experience or background, which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. However, the Audit Committee is advised on financial matters through a Financial Advisory Committee comprised of one or more financial experts independent from us.
Code of Ethics
We have adopted a code of ethics that applies to all of our executive officers, including our principal executive and financial officers. Our code of ethics is available on our website at “www.mtga.com” under “Corporate Governance.”
Should we make any significant amendment to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code of ethics to our principal executive, financial and accounting officers, we will disclose the nature of such amendment or waiver on our website and in a report on Form 8-K.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
Executive Compensation Objectives
We operate in an extremely competitive environment and believe that our current and future success is closely correlated with our ability to attract and retain highly talented employees and a strong management team. Accordingly, our executive compensation program is intended to meet three principal objectives: (1) attract, reward and retain senior management employees; (2) motivate these individuals to achieve our short-term and long-term business goals; and (3) promote internal compensation equity and external competitiveness.
Our philosophy relating to executive compensation is to attract and retain highly qualified individuals by offering competitive base salaries, cash-based incentive opportunities and other employee benefits. We face unique challenges in designing our executive compensation program because, as an instrumentality of the Tribe, we cannot offer equity-based compensation to our executives, unlike many of our industry peers. As a result, we strive to offer a cash-based compensation program that rewards our executives with competitive compensation while providing proper incentives to achieve our financial and operational goals at both the operating unit and company-wide levels. We also strive to ensure that our executive compensation program is straightforward, transparent and understandable.
Role of the Compensation Committee and Senior Management
Our nine-member Management Board, whose members also comprise the Tribal Council, serves as our Compensation Committee and has final authority over the design, negotiation and implementation of our executive compensation program. As discussed below, Messrs. Etess and Hartmann, along with other senior members of Mohegan Sun, have taken the leading roles in the design of our executive compensation program. In addition, acting within the boundaries of our annual budget, as approved by the Management Board, Messrs. Etess and Hartmann determine the base salaries and cash-based incentive opportunities offered to our executives.
Elements of Compensation
Historically, compensation offered to our named executive officers, or NEOs, consisted of annual compensation, in the form of base salaries and employee benefits/perquisites, and cash-based incentive compensation, in the form of an annual cash bonus opportunity. We also offer our NEOs the opportunity to defer all or a portion of their annual cash compensation under a deferred compensation plan, or DCP, and participate in The Mohegan Retirement and 401(k) Plan, both of which are sponsored by the Tribe.
In fiscal 2006, with the assistance of Mercer Human Resources Consulting, or Mercer, a nationally-recognized compensation consulting firm, we undertook a thorough review of our executive compensation program. Based on the Mercer review, Mr. Etess, along with other senior members of Mohegan Sun, designed a new annual cash-based incentive compensation program, titled the “Mohegan Sun Executive Compensation Performance Reward Program,” or PRP. However, in fiscal 2009, as a result of declines in business volumes and uncertainties in the financial markets, we undertook a series of initiatives to reduce expenditures. Among those initiatives was the implementation of a company-wide cost containment program, which included, among other things, employee salary rollbacks, suspension of all annual and merit-based compensation increases, suspension of employer-matching 401(k) contributions and funding of other contributions to the Mohegan Retirement and 401(k) Plan and suspension of annual cash bonuses, including those under the PRP. Substantially all of these cost-containment initiatives continued through fiscal 2011. The following presents additional information relating to the elements of compensation offered to our NEOs in fiscal 2011:
Annual Compensation
Annual compensation consists of base salaries and employee benefits. These elements are intended to provide some degree of compensation certainty to our NEOs by providing compensation that, unlike incentive compensation, is not “at-risk” based upon company performance.
Base Salary
We believe that a competitive base salary is an important component of compensation as it provides a degree of financial stability and is a critical factor in recruiting and retaining our NEOs. Base salary also is designed to recognize the scope of responsibilities placed under each NEO and to reward each NEO for their unique leadership skills, management experience and contributions to the company.
In determining base salary levels, we take into consideration economic and industry conditions and company performance. We do not assign relative weights to individual and company performance, but instead make a subjective determination after considering such measures collectively. Base salary also is evaluated relative to other components of our executive compensation program to ensure that each NEO's total compensation and mix of components are consistent with our overall compensation objectives and philosophies.
In fiscal 2009, we entered into amended employment agreements with Messrs. Etess, Hartmann and Chupaska with base salaries and employee benefits that, when combined, provide total compensation reflecting our need to compete for, and retain, management talent in a competitive environment. Recognizing the declines in our business volumes, the amended employment agreements reflect, among other things, agreements by Messrs. Etess, Hartmann and Chupaska to forgo their fiscal 2009 annual salary increases and 10% reductions in each NEO's salary. In fiscal 2009, we also entered into an employment agreement with Mr. Soper, which provides Mr. Soper with competitive compensation. In fiscal 2011, Mr. Soper's employment agreement was extended to June 30, 2013. In fiscal 2011, we also entered into an employment agreement with Mr. Kontomerkos, which provides Mr. Kontomerkos with competitive compensation. Mr. Kontomerkos assumed the role of Chief Financial Officer, effective September 1, 2011, and Mr. Chupaska transitioned to the role of Vice President of Investor Relations in connection with his retirement as Chief Financial Officer and is no longer an NEO.
Employee Benefits
Our NEOs receive certain employee benefits. In fiscal 2011, these benefits included health insurance, dental and vision coverage, prescription drug plans, long-term disability care, flexible spending accounts and the opportunity to participate in the DCP and Mohegan Retirement and 401(k) Plan. However, as discussed earlier, due to the implementation of our company-wide cost containment program, employer-matching of 401(k) contributions and funding of other contributions to the Mohegan Retirement and 401(k) Plan were suspended. Such suspensions continued through fiscal 2011. All of our NEOs receive payment of premiums for supplemental long-term disability policies.
Incentive Compensation
We have historically offered our NEOs cash-based incentive compensation in the form of an annual cash bonus opportunity. However, due to the implementation of our company-wide cost containment program, we suspended substantially all annual cash bonuses to employees, including those under the PRP in fiscal 2009 and such suspension continued through fiscal 2011.
Mohegan Sun Executive Compensation Performance Reward Program
Background
In fiscal 2006, Mercer conducted a market pricing assessment of the relative competitiveness of the total cash compensation offered to our NEOs, other than Mr. Soper, and 25 other senior members of Mohegan Sun. For the NEOs, other than Mr. Soper, Mercer compared their compensation to those paid to executives in similar positions at publicly-traded companies with similar annual revenues, as well as companies in the leisure, hospitality and gaming industries.
The market data reviewed by Mercer included base salaries, cash bonuses and the present value associated with long-term incentive compensation, such as stock options and shares of restricted stock, paid by comparator companies. The market data indicated that the base salaries of Messrs. Etess, Hartmann and Chupaska exceeded the 75th percentile of base salaries paid by comparator companies. In addition, total cash compensation, paid by us in the form of base salaries and an annual cash bonuses, was at or above the 50th percentile in the case of Mr. Etess and above the 75th percentile in the cases of Messrs. Hartmann and Chupaska. However, due to our inability to offer equity-based compensation, total compensation lagged behind the 25th percentile in the case of Mr. Etess and behind the 50th percentile in the case of Messrs. Hartmann and Chupaska. These findings were replicated at all measured positions. Accordingly, the Mercer review concluded that the absence of any long-term compensation opportunities negatively affected the level of competitiveness of our total compensation offered to executives.
In fiscal 2007, in an attempt to address the Mercer findings, we developed and implemented a new annual cash-based incentive compensation program for our executives. The new annual cash-based incentive compensation program was again offered in fiscal 2008. Messrs. Etess, Hartmann and Chupaska elected to forgo consideration under this program in fiscal 2008. In fiscal 2009, due to the implementation of our company-wide cost containment program, we suspended substantially all annual cash bonuses to employees, including those under the PRP and such suspension continued through fiscal 2011. The PRP was not extended to executives at Mohegan Sun at Pocono Downs thus Mr. Soper has not participated in the PRP.
Overview of the PRP
The PRP was designed to guide and motivate our executives to achieve formal goals that are tied to our strategic vision and business mission, as approved by the Management Board. The program highlights the following:

•	proper alignment of our executive compensation program with competitive markets;

•	establishment of defined executive compensation practices and facilitation of compensation comparisons and analysis within the organization; and

•	movement of executive incentive compensation toward an “at risk” model where payouts are determined by both individual and company performance as measured against pre-defined goals.
The PRP established three levels of awards, two of which can impact NEO compensation:

•
Chief Executive Level - Defined as those positions which: (1) oversee and are ultimately accountable for company-wide performance; (2) provide policy level direction across department and enterprise lines; (3) direct the development of strategic business plans across all departmental lines; and (4) are responsible for our overall business strategy and tactical planning and delivery of operational results. Their actions or failure to act have the highest consequence of error on overall operations.

•
Senior Executive Level - Defined as those positions which are responsible for delivering focused strategic business plans throughout the departments and enterprises they oversee. As a group, they are responsible for directing the development of strategic business plans to achieve our approved business strategies and ultimately, prompt the delivery of successful performance of all departments and enterprises. Their individual or collective actions or failure to act have the second highest consequence of error on overall operations.

Both the Chief Executive and Senior Executive levels were established with an “at risk” incentive compensation of 60% of base salary. According to the Mercer market data, these levels would have offered our executives total cash compensation equal to 90% of the 50th percentile of total compensation paid by comparator companies to executives in similar positions.

The PRP is intended to compensate executives based on their performance in four primary measurement areas: financial performance, customer service, organizational and learning and growth. These measurement areas are derived from the guiding principles of our organization since Mohegan Sun's establishment in 1996. During the periods in which the PRP is in effect, the targets and portions of the “at risk” pool that each measurement area comprise are determined at the discretion of senior members of Mohegan Sun following our annual strategic planning process.
As discussed earlier, in fiscal 2009, due to the implementation of our company-wide cost containment program, we suspended cash bonuses under the PRP. Such suspension continued through fiscal 2011.
Compensation Committee Report
Our nine-member Management Board serves as our Compensation Committee. The Management Board met with us to review and discuss the preceding Compensation Discussion and Analysis. Based on such review and discussion, the Management Board approved this Compensation Discussion and Analysis and authorized its inclusion in this Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
Management Board
The members of the Management Board, as of the date of this filing, are as follows: Bruce S. Bozsum, Ralph James Gessner, Jr., Cheryl A. Todd, Kathleen M. Regan-Pyne, Thayne D. Hutchins, Jr., Mark F. Brown, William Quidgeon, Jr., Jonathan S. Hamilton, Sr. and Mark M. Sperry.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Base Salary	Cash Bonus	Non-Equity Incentive Compensation	All Other Compensation (3)	Total
Mitchell Grossinger Etess	2011	$1,358,292	$—	$—	$11,586	$1,369,878
Chief Executive Officer,	2010	$1,358,292	$—	$—	$11,440	$1,369,732
Mohegan Tribal Gaming Authority	2009	$1,367,129	$—	$—	$15,450	$1,382,579

Jeffrey E. Hartmann	2011	$1,285,566	$—	$—	$9,025	$1,294,591
President and Chief Executive Officer,	2010	$1,285,566	$—	$—	$8,923	$1,294,489
Mohegan Sun	2009	$1,216,485	$—	$—	$12,722	$1,229,207

Leo M. Chupaska (1)	2011	$721,856	$—	$—	$29,040	$750,896
Former Chief Financial Officer,	2010	$721,856	$—	$—	$30,494	$752,350
Mohegan Tribal Gaming Authority	2009	$686,430	$—	$—	$32,735	$719,165

Robert J. Soper	2011	$453,434	$—	$—	$30,381	$483,815
President and General Manager,	2010	$423,687	$—	$—	$21,880	$445,567
Mohegan Sun at Pocono Downs	2009	$408,485	$—	$—	$1,202	$409,687

Mario C. Kontomerkos (2)	2011	$25,962	$—	$—	$100,000	$125,962
Chief Financial Officer,
Mohegan Tribal Gaming Authority
 ________________________

(1)	Ceased employment as Chief Financial Officer on September 1, 2011.

(2)	Appointed Chief Financial Officer on September 1, 2011.

(3)	Amounts reported in this column are comprised of the following:

All Other Compensation Details

Name	Fiscal Year	401(k) (1)	Life Insurance (2)	Taxes on Life Insurance (3)	Retirement (4)	Long-Term Disability (5)	Vacation Payout (6)	Moving Allowance (7)	Total
Mitchell Grossinger Etess	2011	$—	$1,065	$635	$—	$9,886	$—	$—	$11,586
	2010	$—	$1,065	$489	$—	$9,886	$—	$—	$11,440
	2009	$3,856	$1,065	$489	$228	$9,812	$—	$—	$15,450

Jeffrey E. Hartmann	2011	$—	$745	$444	$—	$7,836	$—	$—	$9,025
	2010	$—	$745	$342	$—	$7,836	$—	$—	$8,923
	2009	$3,645	$745	$342	$228	$7,762	$—	$—	$12,722

Leo M. Chupaska	2011	$—	$1,087	$502	$—	$27,451	$—	$—	$29,040
	2010	$—	$2,086	$957	$—	$27,451	$—	$—	$30,494
	2009	$2,087	$2,086	$957	$228	$27,377	$—	$—	$32,735

Robert J. Soper	2011	$—	$—	$—	$—	$—	$30,381	$—	$30,381
	2010	$—	$—	$—	$—	$—	$21,880	$—	$21,880
	2009	$1,202	$—	$—	$—	$—	$—	$—	$1,202

Mario C. Kontomerkos	2011	$—	$—	$—	$—	$—	$—	$100,000	$100,000
 ________________________

(1)	Employer 401(k) matching contributions.

(2)	Premium payments on life insurance policies owned by individuals.

(3)	Reimbursements for payments of income taxes pertaining to certain life insurance benefits.

(4)	Employer retirement contributions.

(5)	Premium payments on long-term disability policies.

(6)	Payout of vacation time for cash.

(7)	Employer payment of moving expenses.

Non-Qualified Deferred Compensation

We offer our NEOs the opportunity to participate in the DCP. The DCP is a non-qualified plan that allows our executives the opportunity to defer all or a portion of their annual cash compensation. We do not make contributions to the DCP on behalf of our NEOs. The following table presents each NEO activity within the DCP for the fiscal year ended September 30, 2011.

Name	Employee Contributions	Employer Contributions	Aggregate Earnings	Aggregate Withdrawals/ Distributions	Balance September 30, 2011
Mitchell Grossinger Etess	$747,060	$—	$(161,344)	$(511,742)	$4,771,487
Jeffrey E. Hartmann	$736,728	$—	$(158,488)	$—	$6,303,673
Leo M. Chupaska	$124,104	$—	$14,178	$(105,995)	$2,066,873
Robert J. Soper	$—	$—	$—	$—	$—
Mario C. Kontomerkos	$—	$—	$—	$—	$—

The amounts deferred by each NEO are deemed to be invested in the fund(s) designated by each NEO from among a number of funds offered under the DCP. NEOs may change their investment selections from time to time. The following funds were available under the DCP, as of the date of this filing:

Schwab Value Advantage Money Fund	American Funds Growth Fund R4	Dreyfus Intl Stock Index
PIMCO Total Return (Instl)	Columbia Mid Cap Value (Z)	Lazard Emerging Markets Equity (Inst)
Dreyfus Bond Market Index Basic	Fidelity Spartan Extended Mkt Index	Cohen & Steers Realty Shares
Blackrock Global Allocation Instl	Morgan Stanley Inst Mid Growth	Prudential Jennison Utility A
American Beacon Large Cap Value	Columbia Small Cap Value II (Z)	T. Rowe Price Health Sciences
Schwab S&P 500 Index	Wells Fargo Adv Small Cap Growth	Allianz RCM Technology (Instl)
Davis New York Venture Fund	Thornburg International Value
In accordance with U.S. federal income tax laws or regulations, an election to defer compensation generally must be made prior to the year in which the services to which the compensation relates will be performed. Once made, an election to defer compensation to be earned in the upcoming year is irrevocable. At time of deferral election, each NEO chooses the date on which payment of deferred compensation for the upcoming year is to commence, as well as whether to receive payments in a lump sum or in up to fifteen annual installments. NEOs may change the form and timing of payments elected with respect to particular deferrals, subject to compliance with the terms of the DCP then in effect, including, any grandfathered terms resulting from changes in applicable U.S. federal income tax laws or regulations.
Potential Payments and Benefits upon Termination or Change in Control
The following table presents potential payments to our NEOs in the event of a termination of employment, based on the terms of their employment agreements, as described below. The amounts presented represent our estimate of potential payments to our NEOs upon their termination, assuming, in each case, that termination occurred on September 30, 2011, the last business day of fiscal 2011. Actual payments can only be determined at the time of the NEO's separation from the company.

	Base Salary	Medical Benefits	Total
Mitchell Grossinger Etess
Termination without cause	$1,105,310	$19,995	$1,125,305
Termination due to medical disability (1)	$679,146	$1,018,719	$1,697,865
Change of Control (2)	$—	$—	$—

Jeffrey E. Hartmann
Termination without cause	$1,046,129	$19,995	$1,066,124
Termination due to medical disability (1)	$642,783	$964,174	$1,606,957
Change of Control (2)	$—	$—	$—

Mario C. Kontomerkos
Termination without cause	$2,193,750	$19,995	$2,213,745
Termination due to medical disability (1)	$337,500	$506,250	$843,750
Change of Control (2)	$—	$—	$—

Robert J. Soper
Termination without cause	$793,510	$16,634	$810,144
Termination due to medical disability (1)	$226,717	$340,076	$566,793
Change of Control	$793,510	$16,634	$810,144
  ________________________

(1)
Under the NEOs employment agreements, upon termination without cause, we are required to continue to provide medical benefits for a period of one year following such termination. Upon termination due to medical disability we are required to continue to provide the NEOs annual base salary and medical benefits for a period of 180 days; thereafter, if we choose to suspend the NEOs employment or the NEOs are deemed permanently disabled, we are required provide disability insurance coverage of 50% of the NEOs annual base salary for a period of two years commencing at termination or suspension of the NEOs employment.

(2)	Each NEO’s employment agreement contains a "No Change of Control" provision due to our soverignty.

Employment Agreements

Mr. Etess. Mr. Etess's amended and restated employment agreement commenced as of January 1, 2009 and expires on June 30, 2012, and provides for a current annual base salary of $1,358,292. The agreement contains an automatic renewal for an additional five year term unless either party provides notice to the other on or before the 120th day prior to the end of the agreement's stated term of an intention to terminate at the stated termination date. We may terminate Mr. Etess's employment for “cause,” defined as: (1) the violation of the non-competition, non-solicitation and non-disclosure covenants contained in the employment agreement; (2) the loss or suspension by the State of Connecticut of Mr. Etess's license for Class III gaming for a period of thirty (30) consecutive days; (3) conviction of any crime committed involving fraud, theft or moral turpitude; or (4) an intentional material breach of Mr. Etess's obligations under his employment agreement. In the event that we terminate the agreement for cause, Mr. Etess is entitled to no further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Etess is entitled to receive severance payments in the amounts of his annual base salary from the date of termination to the expiration of the employment agreement in amounts and at the same intervals as would have been paid had Mr. Etess's employment continued. Should we terminate his employment other than for cause, Mr. Etess may withdraw his deferred compensation and, in turn, we have agreed, under certain circumstances outlined in the employment agreement, to pay the penalty for early withdrawal of his deferred compensation, in amounts not to exceed the maximum balances outlined in the employment agreement. Additionally, in the event of termination other than for cause, we have agreed to pay amounts, if any, of income taxes payable by Mr. Etess in connection with any penalty payments made by us in amounts not to exceed the maximum balances outlined in the employment agreement.

Mr. Hartmann. Mr. Hartmann's amended and restated employment agreement commenced as of January 1, 2009 and expires on June 30, 2012, and provides for a current annual base salary of $1,285,566. The agreement contains an automatic renewal for an additional five year term unless either party provides notice to the other on or before the 120th day prior to the end of the agreement's stated term of an intention to terminate at the stated termination date. We may terminate Mr. Hartmann's employment for cause, as defined above. In the event of termination other than for cause, Mr. Hartmann is entitled to receive severance payments in the amounts of his annual base salary from the date of termination to the expiration of the employment agreement in amounts and at the same intervals as would have been paid had Mr. Hartmann's employment continued. Should we terminate his employment other than for cause, Mr. Hartmann may withdraw his deferred compensation and, in turn, we have agreed, under certain circumstances outlined in the employment agreements, to pay the penalty for early withdrawal of his deferred compensation, in amounts not to exceed the maximum balances outlined in the employment agreement. Additionally, in the event of termination other than for cause, we have agreed to pay amounts, if any, of income taxes payable by Mr. Hartmann in connection with any penalty payments made by us in amounts not to exceed the maximum balances outlined in the employment agreement.
Mr. Kontomerkos. Mr. Kontomerkos's employment agreement commenced as of September 1, 2011 and expires on December 31, 2014. Mr. Kontomerkos's agreement provides for a current annual base salary of $675,000. The agreement is subject to automatic renewal for an additional term of three years unless either party provides notice to the other on or before the 180th day prior to the end of the agreement's stated term of an intention to terminate at the stated termination date. Under the employment agreement, we may terminate Mr. Kontomerkos's employment for cause, as defined above. In the event that we terminate Mr. Kontomerkos for cause, he is not entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Kontomerkos is entitled to receive severance payments in amounts of his annual base salary from the date of termination to the expiration of his employment agreement in the same amounts and at the same intervals as would have been paid had his employment continued.
Mr. Soper. Mr. Soper's amended employment agreement commenced effective January 1, 2009 and expires on June 30, 2013, and provides for a current annual base salary of $453,434. The Agreement, as amended, is subject to automatic renewal for an additional term of two years unless either party gives the other notice of its intent to terminate no later than 180 days prior to the end of the term. Under the agreement, we may terminate Mr. Soper's employment for cause, substantially as defined above. In the event that we terminate Mr. Soper for cause, he is not entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Soper is entitled to receive severance payments in amounts of his annual base salary from the date of termination to the expiration of his employment agreement, except in the event of a sale of the business. In such event, if Mr. Soper is not employed in substantially the same position at the same compensation by the purchaser of the business or by another casino operated directly or indirectly by us, Mr. Soper is entitled to receive severance payments in amounts of his annual base salary from the date of termination and for a period equal to the lesser of: (1) one year, or (2) through the expiration of his employment agreement (without regard to any renewal right after the date of termination). Mr. Soper's severance payments shall be payable in the same amounts and at the same intervals as would have been paid had his employment continued.
Mr. Chupaska. The term of Mr. Chupaska's agreement commenced as of January 1, 2009 and expired on June 30, 2011. Mr. Chupaska's agreement provided for an annual base salary $721,856 through September 30, 2011. Mr. Chupaska assumed the role of Vice President of Investor Relations as of September 1, 2011 in connection with his retirement as Chief Financial Officer. Mr. Chupaska is entitled to no post-termination pay as the result of the expiration of his previous employment agreement.
Compensation of Management Board
The following table presents data related to compensation of each member of the Management Board for the fiscal year ended September 30, 2011.

Name	Fees Earned	All Other Compensation (1)	Total
Bruce S. Bozsum*	$174,526	$270	$174,796
Ralph James Gessner, Jr.*	$157,656	$244	$157,900
Cheryl A. Todd*	$127,597	$198	$127,795
Kathleen M. Regan-Pyne*	$127,597	$198	$127,795
Thayne D. Hutchins, Jr.*	$127,597	$198	$127,795
Mark F. Brown*	$172,591	$501	$173,092
William Quidgeon, Jr.*	$127,597	$198	$127,795
Allison D. Johnson (2)	$127,597	$198	$127,795
Jonathan S. Hamilton, Sr.* (3)	$120,235	$198	$120,433
Mark M. Sperry*(4)	—	—	—
____________________

*	Current members.

(1)	Represents payment of premiums on life insurance policies of which the member is the owner.

(2)	Term expired October 3, 2011.

(3)	Term commenced October 18, 2010.

(4)	Term commenced October 3, 2011. Did not receive any compensation for the fiscal year ended September 30, 2011.
Members of the Management Board are paid annual salaries by the Tribe for their services as members of the Tribal Council. Due to the dual roles of these individuals in our governance and Tribe's, we are obligated to fund a portion of their compensation pursuant to an arrangement established at the time of Mohegan Sun's inception. In fiscal 2011, we were obligated to fund 60% of each member's annual compensation. This allocation was determined based on the amount of time members acted in their capacity as the Management Board as opposed to their capacity as the Tribal Council. We believe that members activities in fiscal 2012 will be consistent with fiscal 2011 activities and as such we expect to fund 60% of their fiscal 2012 compensation.
Compensation Committee Interlocks and Insider Participation
As noted above, the Management Board serves as our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We have no outstanding equity securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Procedure for Review of Related Party Transactions
Potential conflicts of interest, including related party transactions reportable under Securities and Exchange Commission rules, must be approved in advance. We have a code of ethics which applies to our Chief Executive Officer, or principal executive officer, Chief Financial Officer, or principal financial officer, and all other executive officers, whom we collectively refer to as our principal officers. Our code of ethics addresses, among other things, conflicts of interest and is available on our website at “www.mtga.com”. Under our code of ethics, principal officers with actual or potential conflicts of interest must disclose such conflicts to the Director of Regulation, his designee or the Chairman of our Management Board. Consistent with our practice, only our Management Board may waive provisions of our code of ethics.
Our Management Board reviews all transactions between us and principal officers. In addition, our corporate governance practices include procedures for discussing and assessing relationships among us and principal officers, including business, financial and family member, as applicable. Our Management Board also reviews transactions with principal officers, on a case-by-case basis, to determine whether any conflict of interest exists. In addition, our Management Board ensures that directors voting on such matters have no interest in the matter and discusses transactions with counsel as deemed necessary.

Transactions between the Authority and the Authority’s Subsidiaries and the Tribe
Distributions
In August 2001, we and the Tribe entered into an agreement, or the priority distribution agreement, which stipulates that we must make monthly payments to the Tribe to the extent of our net cash flow, as defined under the priority distribution agreement. The priority distribution agreement, which has a perpetual term, limits the maximum aggregate priority distribution payments in each calendar year to $14.0 million, as adjusted annually in accordance with a formula specified in the priority distribution agreement to reflect the effects of inflation. Payments under the priority distribution agreement: (1) do not reduce our obligations to reimburse the Tribe for governmental and administrative services provided by the Tribe or to make payments under any other agreements with the Tribe; (2) are limited obligations and are payable only to the extent of our net cash flow, as defined under the priority distribution agreement; and (3) are not secured by a lien or encumbrance on any of our assets or properties.
Distributions to the Tribe associated with the priority distribution agreement totaled $18.3 million, $18.0 million and $17.9 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. Additional distributions to the Tribe, in compliance with restrictive financial covenants under our bank credit facility, line of credit and note indentures and exclusive of priority distributions, totaled $28.8 million, $43.5 million and $53.6 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.
Services
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. We incurred expenses for such services totaling $27.2 million, $28.0 million and $23.7 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.
We purchase most of our utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. We incurred costs for such utilities totaling $21.5 million, $24.4 million and $22.6 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.
Mohegan Tribe Promissory Note
In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, LLC, or the Mohegan Tribe promissory note. The Mohegan Tribe promissory note matures on March 31, 2012. The Mohegan Tribe promissory note accrues interest at an annual rate of 15.0%. Under the terms of the Mohegan Tribe promissory note, as amended, accrued interest from November 2009 through October 2010 was paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity; and from November 2010 through maturity, all accrued interest under the Mohegan Tribe promissory note is payable at maturity. We have commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe promissory note; however, we can provide no assurance of the terms of such extension or whether such extension will be granted. We incurred interest expense associated with the Mohegan Tribe promissory note totaling $1.5 million, $1.5 million and $4,000 for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.
Mohegan Tribe Credit Facility
In February 2011, the Tribe agreed to lend Salishan-Mohegan, LLC up to $300,000 to fund its working capital requirements pursuant to a revolving commercial promissory note, or the Mohegan Tribe credit facility. In May 2011, Salishan-Mohegan, LLC entered into an amendment to the terms of the Mohegan Tribe credit facility to increase the borrowing capacity from $300,000 to $1.0 million. In December 2011, the Mohegan Tribe credit facility was further amended to increase the borrowing capacity to $1.75 million. The Mohegan Tribe Credit Facility matures on March 31, 2012. The Mohegan Tribe credit facility accrues interest at an annual rate of 15.0% payable at maturity. We have commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe credit facility; however, we can provide no assurance of the terms of such extension or whether such extension will be granted. As of September 30, 2011, Salishan-Mohegan, LLC had $850,000 drawn on the Mohegan Tribe credit facility and $150,000 of borrowing capacity thereunder. We incurred interest expense associated with the Mohegan Tribe credit facility totaling $47,000 for the fiscal year ended September 30, 2011.
Leases
We lease the land on which Mohegan Sun is located from the Tribe under a long-term lease agreement. The agreement requires us to make a nominal annual rental payment. This lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration. In addition, in July 2008, we entered into a land lease agreement with the Tribe, replacing a prior land lease agreement, relating to property located adjacent to the Tribe's reservation that is utilized by Mohegan Sun for employee parking. This agreement requires us to make monthly payments equaling $75,000 until maturity on June 30, 2018. We classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease. Additionally, we previously leased a building located adjacent to Mohegan Sun from the Tribe. In September 2010, the Tribe contributed this building to us. We recorded this asset contribution as a capital contribution at its book value of $5.5 million. We expensed $50,000 relating to the previous lease for each of the fiscal years ended September 30, 2010 and 2009.
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
As of September 30, 2011, we employed approximately 130 members of the Tribe.
Corporate Governance and Management Board Independence
We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, or Tribal Council, the governing body of the Tribe. Any change in the composition of the Tribal Council results in a corresponding change in our Management Board. Upon election, each Tribal Council and Management Board member serve a four-year term on a staggered basis. Incumbent members of the Tribal Council do not nominate or otherwise identify candidates for election. Accordingly, the Tribal Council and Management Board do not screen candidates for election nor do they maintain a nominating committee. Instead, the registered voters of the Tribe elect all members of the Tribal Council. In order to qualify for, and seek election to a position on the Tribal Council, an individual: (1) must be at least 21 years of age prior to the date of the election; (2) must be a registered voting member of the Tribe in good standing; (3) must not have been convicted of any violation of the Tribal Election Ordinance; and (4) must not have been convicted of either a felony or a misdemeanor involving moral integrity, such as forgery or bribery.
As described above, members of the Management Board also are members of the Tribal Council and the Tribe. Due to the relationships between the Tribe and us, as described above, none of the Management Board members would qualify as “independent directors” within the rules of The New York Stock Exchange or the NASDAQ Stock Market.

Item 14. Principal Accounting Fees and Services.
The following table presents the aggregate fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP:

	Fiscal 2011	Fiscal 2010
Audit fees	$866,000	$844,000
Audit-related fees	—	18,000
Tax fees	4,500	4,500
All other fees	3,000	3,000
Total	$873,500	$869,500

Audit fees include fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the Securities and Exchange Commission, such as the issuance of comfort letters and consents. Audit-related fees include fees for internal control reviews. Tax fees include fees for the preparation of tax returns of certain subsidiaries. All other fees include fees for the licensure of accounting and finance research technology owned by PricewaterhouseCoopers LLP.
All above services were pre-approved by the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by outside auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
A(1). Financial Statements
The following financial information appear in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference in Part II, Item 8:

A(2). Financial Statement Schedules
The following schedule appears on page S-1 in this Annual Report on Form 10-K and is incorporated by reference herein:
Schedule II—Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 2011, 2010 and 2009.
All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.
A(3). Exhibits
The exhibits to this Annual Report on Form 10-K are listed on the exhibit index, which appears elsewhere herein and is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on December 29, 2011.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/s/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman, Management Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 29, 2011.

Signature	Title

/S/ BRUCE S. BOZSUM	Chairman and Member, Management Board
Bruce S. Bozsum

/S/ RALPH JAMES GESSNER JR.	Vice Chairman and Member, Management Board
Ralph James Gessner Jr.

/S/ MITCHELL GROSSINGER ETESS	Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)
Mitchell Grossinger Etess

/S/ MARIO C. KONTOMERKOS	Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)
Mario C. Kontomerkos

/S/ CHERYL A. TODD	Recording Secretary and Member, Management Board
Cheryl A. Todd

/S/ KATHLEEN M. REGAN-PYNE	Corresponding Secretary and Member, Management Board
Kathleen M. Regan-Pyne

/S/ THAYNE D. HUTCHINS JR.	Treasurer and Member, Management Board
Thayne D. Hutchins Jr.

/S/ MARK F. BROWN	Member, Management Board
Mark F. Brown

/S/ WILLIAM QUIDGEON JR.	Member, Management Board
William Quidgeon Jr.

/S/ JONATHAN S. HAMILTON SR.	Member, Management Board
Jonathan S. Hamilton Sr.

/S/ MARK M. SPERRY	Member, Management Board
Mark M. Sperry

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Securities Exchange Act of 1934 by registrants which have not registered securities pursuant to Section 12 of the Securities Exchange Act of 1934.
The Mohegan Tribal Gaming Authority has not sent an annual report or proxy statement to security holders. The Mohegan Tribal Gaming Authority will not be sending an annual report or proxy statement to security holders subsequent to the filing of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of
the Mohegan Tribal Gaming Authority:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mohegan Tribal Gaming Authority and its subsidiaries (the "Authority") at September 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index, Schedule II-Valuation and Qualifying Accounts and Reserves, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Authority's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Authority will continue as a going concern. As discussed in Note 2 to the financial statements, the Authority will have a significant amount of debt maturing in the next twelve months that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Hartford, CT
December 29, 2011

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$112,174	$63,897
Restricted cash	2,002	1,246
Receivables, net	20,471	24,154
Inventories	14,028	14,519
Other current assets	27,227	25,262
Total current assets	175,902	129,078
Non-current assets:
Property and equipment, net	1,529,595	1,573,153
Goodwill	39,459	39,459
Other intangible assets, net	406,338	406,747
Other assets, net	51,902	52,186
Total assets	$2,203,196	$2,200,623
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$800,250	$25,397
Current portion of relinquishment liability	67,911	69,031
Due to Mohegan Tribe	10,850	10,000
Current portion of capital leases	707	681
Trade payables	17,452	18,275
Construction payables	8,892	14,408
Accrued interest payable	28,580	26,849
Other current liabilities	132,949	140,407
Total current liabilities	1,067,591	305,048
Non-current liabilities:
Long-term debt, net of current portion	819,316	1,596,122
Relinquishment liability, net of current portion	110,348	161,692
Capital leases, net of current portion	4,635	5,349
Other long-term liabilities	2,582	368
Total liabilities	2,004,472	2,068,579
Commitments and Contingencies
Capital:
Retained earnings	196,403	129,476
Mohegan Tribal Gaming Authority capital	196,403	129,476
Non-controlling interests	2,321	2,568
Total capital	198,724	132,044
Total liabilities and capital	$2,203,196	$2,200,623

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

	For the Fiscal Year Ended	For the Fiscal Year Ended	For the Fiscal Year Ended
	September 30, 2011	September 30, 2010	September 30, 2009
Revenues:
Gaming	$1,289,656	$1,286,518	$1,317,341
Food and beverage	91,072	96,588	93,105
Hotel	35,892	38,261	39,567
Retail, entertainment and other	110,568	118,259	122,701
Gross revenues	1,527,188	1,539,626	1,572,714
Less—Promotional allowances	(108,809)	(117,664)	(117,597)
Net revenues	1,418,379	1,421,962	1,455,117
Operating costs and expenses:
Gaming	790,451	820,274	833,088
Food and beverage	41,515	45,345	42,720
Hotel	12,996	13,770	13,513
Retail, entertainment and other	34,846	37,454	42,290
Advertising, general and administrative	201,992	206,099	205,650
Corporate	16,704	18,260	17,227
Depreciation and amortization	90,032	97,289	103,279
Severance	244	9,865	—
Pre-opening	—	2,782	282
Impairment of Project Horizon	—	58,079	—
Relinquishment liability reassessment	(8,805)	(26,512)	(45,678)
Total operating costs and expenses	1,179,975	1,282,705	1,212,371
Income from operations	238,404	139,257	242,746
Other income (expense):
Accretion of discount to the relinquishment liability	(11,366)	(15,426)	(20,425)
Interest income	2,732	2,755	3,912
Interest expense, net of capitalized interest	(117,710)	(116,784)	(109,689)
Gain (loss) on early extinguishment of debt	—	(1,584)	8,466
Write-off of debt issuance costs	—	(338)	—
Other expense, net	(217)	(426)	(7,658)
Total other expense	(126,561)	(131,803)	(125,394)
Net income	111,843	7,454	117,352
Loss attributable to non-controlling interests	2,134	2,258	1,992
Net income attributable to Mohegan Tribal Gaming Authority	$113,977	$9,712	$119,344

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, September 30, 2008	$131,269	$128,011	$3,258
Contributions from members	2,564	—	2,564
Net income (loss)	117,352	119,344	(1,992)
Distributions to Mohegan Tribe	(71,500)	(71,500)	—
Balance, September 30, 2009	179,685	175,855	3,830
Contributions from Mohegan Tribe	5,487	5,409	78
Contributions from members	918	—	918
Net income (loss)	7,454	9,712	(2,258)
Distributions to Mohegan Tribe	(61,500)	(61,500)	—
Balance, September 30, 2010	132,044	129,476	2,568
Contributions from members	1,887	—	1,887
Net income (loss)	111,843	113,977	(2,134)
Distributions to Mohegan Tribe	(47,050)	(47,050)	—
Balance, September 30, 2011	$198,724	$196,403	$2,321
The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Year Ended	For the Fiscal Year Ended	For the Fiscal Year Ended
	September 30, 2011	September 30, 2010	September 30, 2009
Cash flows provided by (used in) operating activities:
Net income	$111,843	$7,454	$117,352
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	90,032	97,289	103,279
Relinquishment liability reassessment	(8,805)	(26,512)	(45,678)
Accretion of discount to the relinquishment liability	11,366	15,426	20,425
Cash paid for accretion of discount to the relinquishment liability	(12,381)	(16,675)	(22,090)
Amortization of debt issuance costs	7,150	7,206	8,282
Accretion of bond discount	661	546	—
Amortization of net deferred gain on settlement of derivative instruments	(467)	(467)	228
Provision for losses on receivables	3,128	2,551	9,937
Net loss on disposition of assets	241	853	5,697
Impairment of Project Horizon	—	58,079	—
Loss (gain) on early extinguishment of debt	—	1,584	(8,466)
Write-off of debt issuance costs	—	338	—
Forgiveness of Menominee Kenosha Gaming Authority Promissory Note	—	(600)	—
Loss on amendment to the purchase agreement for Mohegan Sun at Pocono Downs	—	—	1,646
Accretion of discount on amendment to the purchase agreement for Mohegan Sun at Pocono Downs	—	—	(430)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	1,470	(2,935)	10,269
Decrease in inventories	491	1,031	2,410
(Increase) decrease in other assets	(4,804)	155	(6,327)
Decrease in trade payables	(823)	(1,625)	(4,086)
(Decrease) increase in other liabilities	(4,824)	26,808	(22,251)
Net cash flows provided by operating activities	194,278	170,506	170,197
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of decrease in construction payables of $5,516, $4,551 and $83,702, respectively	(51,993)	(48,095)	(177,234)
Issuance of third-party loans and advances	(748)	(1,054)	(3,858)
Payments received on third-party loans	250	221	232
Decrease in restricted cash, net	106	312	1,320
Proceeds from asset sales	208	37	123
Payment of table game certificate fee	—	(16,500)	—
Proceeds from Commonwealth of Pennsylvania’s facility improvement grant	—	1,000	2,000
Proceeds from amendment to the purchase agreement for Mohegan Sun at Pocono Downs	—	—	20,063
Net cash flows used in investing activities	(52,177)	(64,079)	(157,354)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	431,000	368,000	1,052,000
Bank Credit Facility repayments - revolving loan	(423,000)	(407,000)	(486,000)
Bank Credit Facility repayments - term loan	—	(147,000)	(153,000)
Salishan-Mohegan Bank Credit Facility borrowings - revolving loan	250	1,750	2,250
Salishan-Mohegan Bank Credit Facility repayments - revolving loan	—	—	(10,000)
Line of Credit borrowings	525,913	531,580	547,230
Line of Credit repayments	(533,300)	(536,373)	(537,987)
Borrowings from Mohegan Tribe	850	—	10,000
Proceeds from issuance of Second Lien Senior Secured Notes, net of discount	—	192,468	—
Payments on long-term debt	(3,010)	(1,000)	(336,806)
Principal portion of relinquishment liability payments	(42,644)	(39,939)	(39,602)
Distributions to Mohegan Tribe	(47,050)	(61,500)	(71,500)
Capitalized debt issuance costs	(4,032)	(8,179)	(9,810)
Payments on capital lease obligations	(688)	(919)	(718)
Non-controlling interest contributions	1,887	918	2,564
Net cash flows used in financing activities	(93,824)	(107,194)	(31,379)

Net increase (decrease) in cash and cash equivalents	48,277	(767)	(18,536)
Cash and cash equivalents at beginning of year	63,897	64,664	83,200
Cash and cash equivalents at end of year	$112,174	$63,897	$64,664
Supplemental disclosures:
Cash paid during the year for interest	$108,635	$99,072	$106,008
Non-cash asset contribution from Mohegan Tribe	$—	$5,487	$—

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
As of September 30, 2011, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”) and MTGA Gaming, LLC (“MTGA Gaming”). MBC owns and operates the Connecticut Sun, a professional basketball team in the Women's National Basketball Association (the “WNBA”). MBC currently owns a 4.2% membership interest in WNBA, LLC. Mohegan Golf owns and operates the Mohegan Sun Country Club at Pautipaug golf course in Southeastern Connecticut (“Mohegan Sun Country Club”).
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

NOTE 2—LIQUIDITY AND FINANCIAL POSITION:

The Authority has significant outstanding indebtedness and financial commitments. As of September 30, 2011, the Authority's debt totaled $1.6 billion, of which $811.1 million matures within the next twelve months, including $535.0 million outstanding under the Authority's Bank Credit Facility which matures on March 9, 2012 and the Authority's $250.0 million 2002 8% Senior Subordinated Notes which mature on April 1, 2012. In addition, a substantial amount of the Authority's other outstanding indebtedness matures over the following three fiscal years. Please refer to Note 7 “Long-Term Debt” for further details regarding the Authority's debt maturities. The Authority does not anticipate that cash flows from operations and cash on hand will be sufficient

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to repay amounts outstanding under the Bank Credit Facility or the $250.0 million 2002 8% Senior Subordinated Notes at maturity. Accordingly, the Authority has determined that it will need to refinance such outstanding indebtedness or otherwise access the debt capital markets to replace such outstanding indebtedness prior to their maturity in order to maintain sufficient resources for its operations. However, as of the date of this filing, the Authority has not yet completed this refinancing. The accompanying consolidated financial statements have been prepared under the assumption that the Authority will continue as a going concern. The conditions and events described above and the current uncertainty relating to the refinancing of the Authority's fiscal 2012 maturities raise substantial doubt about its ability to continue as a going concern, and the accompanying Report of Independent Registered Public Accounting Firm contains an explanatory paragraph describing the existence of substantial doubt about the Authority's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Authority be unable to continue as a going concern. The Authority's plans in regard to these matters are described below.

The Authority has engaged Blackstone Advisory Partners, L.P. and Credit Suisse Securities (USA) LLC to assist in crafting a strategic plan relating to its debt maturities, including the refinancing of its fiscal 2012 maturities. While the Authority's efforts to refinance or replace its outstanding indebtedness, including its fiscal 2012 maturities, at or prior to their maturities are ongoing, it can provide no assurances in this regard.

The Authority's ability to refinance or replace its outstanding indebtedness in a timely manner is dependent upon the willingness of banks and investors to lend to it, its credit rating and capital market conditions. The Authority may need to obtain waivers or consents from its lenders in order to execute its refinancing plans on satisfactory terms; however, the Authority can provide no assurance that it would be able to obtain such waivers or consents. If the Authority is unable to obtain such waivers or consents or is unable to refinance or replace the Bank Credit Facility or the $250.0 million 8% Senior Subordinated Notes or any of its other outstanding indebtedness at or prior to their respective maturities, it would be in default thereof, which may result in cross-defaults under its other outstanding indebtedness. If such defaults or cross-defaults were to occur, it would allow the Authority's lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of the Authority's outstanding indebtedness. In such event, the Authority would not have sufficient available funds to repay such accelerated indebtedness and its ability to otherwise refinance or replace its outstanding indebtedness is limited. If such acceleration were to occur, the Authority can provide no assurance that it would be able to obtain the financing necessary for such repayment and may have to adopt one or more alternative strategies, such as disposing of some of its assets and/or restructuring some or all of its debt. Such strategies may not be sufficient or effected on satisfactory terms, if at all.

The Authority continues to monitor revenues, expenditures and borrowings under the Bank Credit Facility to ensure continued compliance with its financial covenant requirements. While the Authority anticipates that it will remain in compliance with all covenant requirements under the Bank Credit Facility for all periods prior to maturity, it may need to increase revenues or offset any future declines in revenues by implementing further cost containment and other initiatives in order to maintain compliance with these financial covenant requirements. If the Authority is unable to satisfy its financial covenant requirements, it would need to obtain waivers or consents under the Bank Credit Facility; however, the Authority can provide no assurance that it would be able to obtain such waivers or consents. If the Authority is unable to obtain such waivers or amendments, it would be in default under the Bank Credit Facility, which may result in cross-defaults under its other outstanding indebtedness and allow its lenders and creditors to exercise their rights and remedies, as discussed above.

In addition, if the Authority's pro forma fixed charge coverage ratio, as defined under its senior and senior subordinated note indentures, was to fall below 2.0 to 1.0, it would be unable to refinance its outstanding subordinated indebtedness with senior indebtedness without waivers or consents from certain of its creditors, thus limiting the options available to the Authority to refinance or replace its outstanding indebtedness. In such event, the Authority can provide no assurance that it would be able to obtain such waivers or consents or that it would be able to refinance or replace its outstanding indebtedness or that financing options available, if any, would be on favorable or acceptable terms. As of September 30, 2011, the Authority's fixed charge coverage ratio was above 2.0 to 1.0.

On December 28, 2011, the Authority and the Tribe entered into a waiver under the Bank Credit Facility pursuant to which the lenders have agreed to waive any potential default by the Authority under the Bank Credit Facility as a result of the accompanying Report of Independent Registered Public Accounting Firm which contains an explanatory paragraph describing the existence of substantial doubt about the Authority's ability to continue as a going concern.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
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

Revisions
The Authority's operating results for the fiscal year ended September 30, 2011 reflect an adjustment of $3.7 million to reduce cash and cash equivalents and slot revenues that were incorrectly recorded during fiscal 2005, 2006 and 2007, and interim periods within these fiscal years. Because amounts involved were not material to the Authority’s financial statements in any individual prior period, and the cumulative amount was not material to operating results for the fiscal year ended September 30, 2011, the Authority recorded the cumulative effect of correcting these items during the fiscal year ended September 30, 2011. In addition, the accompanying consolidated balance sheet as of September 30, 2010 was revised to decrease receivables, net and other current assets and increase other assets, net, in the amount of $1.5 million, with no impact on total assets.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Authority to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The most significant estimates included in the accompanying consolidated financial statements relate to reserves for doubtful accounts, asset valuation, the liabilities associated with self-insurance, unredeemed Player’s Club points and relinquishment, contingencies and litigation. Actual results could differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of deposits that can be redeemed on demand and investments with original maturities of less than 90 days. Cash equivalents are carried at cost, which approximates market value. Cash and cash equivalents include all operating cash and in-house funds.
Restricted Cash
Restricted cash consists of deposits that are contractually restricted as to their withdrawal or use. Restricted cash includes amounts set aside by Downs Racing pursuant to the Pennsylvania Race Horse Development and Gaming Act and Pennsylvania state statutes. The Pennsylvania Race Horse Development and Gaming Act requires Downs Racing to deposit a percentage of gross revenues from slot machines into a separate interest bearing account for the benefit of horsemen and breeders. In addition, Pennsylvania state statutes require Downs Racing to deposit net amounts received from the sale of lottery tickets into a separate designated account.
Receivables
Accounts Receivable
Accounts receivable consists primarily of casino receivables, which represent credit extended to approved casino patrons, and hotel and other non-gaming receivables. The Authority maintains a reserve for doubtful collection, which is based on the Authority’s estimate of the probability that these receivables will be collected. The Authority assesses the adequacy of this reserve by continuously evaluating historical experience, creditworthiness of the related patron and all other available information. Future business or economic trends could affect the collectability of these receivables and the related reserve.
Long-Term Receivables
Long-term receivables consist primarily of receivables from affiliates and tenants.
Receivables from affiliates, which are included in other assets, net, in the accompanying consolidated balance sheets,

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consist primarily of reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project (refer to Note 13) and WTG on behalf of the Menominee Tribe for the Menominee Project (refer to Note 14). The Salishan-Mohegan receivables are payable upon: (1) the receipt of necessary financing for the development of the proposed casino, and (2) the related property being taken into trust by the United States Department of the Interior. Due to the uncertainty in the development of the Cowlitz Project, the Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Authority's estimate of the probability that the receivables will be collected. The Authority assesses the reserve for doubtful collection of the Salishan-Mohegan receivables for adequacy on a quarterly basis. Future developments in the receipt of financing, the relevant land being taken into trust or other matters affecting the Cowlitz Project could affect the collectability of the Salishan-Mohegan receivables and the related reserve. The WTG receivables are fully reserved. A portion of the WTG receivables is payable upon the receipt of necessary financing for the development of the proposed casino, subject to certain conditions.
Receivables from tenants, which are primarily included in other assets, net, in the accompanying consolidated balance sheets, consist primarily of funds loaned to various tenants at Mohegan Sun and Mohegan Sun at Pocono Downs. Loan terms range up to eleven years, subject to renewals. The Authority maintains a reserve for doubtful collection of receivables from tenants, which is based on the Authority's estimate of the probability that these receivables will be collected considering historical experience, creditworthiness of the related tenant and all other available information.

The following table presents a reconciliation of long-term receivables and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates (1)	Tenants	Total
Balance, September 30, 2010	$43,205	$2,468	$45,673
Additions:
Issuance of affiliate advances and tenant loans	3,356	—	3,356
Deductions:
Payments received	—	(250)	(250)
Other	—	(933)	(933)
Balance, September 30, 2011	$46,561	$1,285	$47,846

(1)
Includes interest receivable of $18.4 million and $15.8 million as of September 30, 2011 and 2010, respectively. The WTG receivables no longer accrue interest pursuant to a release and reimbursement agreement entered into in September 2010.

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Tenants	Total
Balance, September 30, 2010	$19,215	$149	$19,364
Additions:
Charges to bad debt expense	986	—	986
Deductions:
Adjustments	—	(71)	(71)
Balance, September 30, 2011	$20,201	$78	$20,279
Inventories
Inventories are stated at the lower of cost or market value and consist primarily of food and beverage, retail, hotel and operating supplies. Cost is determined using the average cost method. The Authority reduces the carrying value of slow-moving inventory to net realizable value, based on the Authority’s estimate of the amount of inventory that may not be utilized in future operations. Future business trends could affect the timely use of inventories.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment
Property and equipment are stated at cost. Depreciation is recognized over the estimated useful lives of the assets, other than land, on a straight-line basis. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the improvements. Estimated useful lives by asset categories are as follows:

Buildings and land improvements	40 years
Furniture and equipment	3 - 7 years
The costs of significant improvements are capitalized. Costs of normal repairs and maintenance are expensed as incurred. Gains or losses on disposition of property and equipment are reflected in the accompanying consolidated financial statements.
Property and equipment are assessed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If it is determined that the carrying amounts may not be recoverable based on current and future levels of income and cash flows, as well as other factors, an impairment loss will be recognized at such time. As of September 30, 2011, the Authority assessed the relevant assets for impairment and determined that no impairment existed. In September 30, 2010, the Authority determined that certain assets related to the suspended elements of Mohegan Sun’s Project Horizon expansion project did not have any future benefit to the Authority. Accordingly, the Authority recognized a $58.1 million impairment charge, which was recorded in the accompanying consolidated statement of income for the fiscal year ended September 30, 2010 (refer to Note 5).
Capitalized Interest
Interest costs incurred in connection with major development and construction projects are capitalized and included in the cost of the related project. Under instances where no debt is directly incurred in connection with a project, interest is capitalized on amounts expended on the project utilizing the weighted-average interest cost of the Authority’s outstanding borrowings. Capitalization of interest ceases when a project is substantially completed or development activity is suspended for an extended period of time.
Goodwill
In accordance with authoritative guidance issued by the FASB pertaining to goodwill, the goodwill associated with the acquisition of the Pennsylvania Entities is not subject to amortization, but is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania Entities, exclusive of capital expenditures requirements. If the carrying value of the goodwill exceeds its fair value, an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds its implied fair value. The income approach requires the Authority to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a market multiple of the Pennsylvania Entities. As of September 30, 2011 and 2010, the Authority assessed the goodwill for impairment and determined that no impairment existed. If any of the following occurs, the goodwill may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania Entities are not met; (2) if the discount rate increases; (3) if terminal growth rates decrease; or (4) if market multiples decrease.
Other Intangible Assets
Intangible assets relate primarily to the Pennsylvania Entities, Mohegan Sun, MBC and Mohegan Golf.
In connection with the acquisition of the Pennsylvania Entities, the Authority recorded a slot machine license intangible asset of $214.0 million. In October 2006, a one-time slot machine license fee of $50.0 million was paid to the Pennsylvania Gaming Control Board (the “PGCB”) and added to the existing slot machine license intangible asset. In June 2010, a one-time table game certificate fee of $16.5 million was paid to the PGCB and classified as an intangible asset. The slot machine license and table game certificate intangible assets, with indefinite useful lives, are assessed as a single unit of accounting at least annually for impairment by comparing the fair value of the recorded assets to their carrying value. Their fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania Entities, exclusive of a required rate of return of all other assets and exclusive of capital expenditures requirements. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires the Authority to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a perpetual growth rate of the Pennsylvania Entities. As of September 30, 2011 and 2010, the Authority assessed the intangible assets for impairment and determined that no impairment existed. If any of the following occurs, the intangible assets may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements: (1) if estimates of projected cash flows from the Pennsylvania Entities are not met; (2) if the discount rate increases; or (3) if the terminal value decreases.

In connection with a relinquishment agreement (refer to Note 12), Trading Cove Associates (“TCA”) granted the Authority an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights, including the “Mohegan Sun” name. The Mohegan Sun trademark intangible asset of $119.7 million is no longer subject to amortization, as it is deemed to have an indefinite useful life, and is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing the income approach – relief from royalty method based on projected revenues from Mohegan Sun and Mohegan Sun at Pocono Downs. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires the Authority to make assumptions regarding future revenues, discount rates and the terminal value based on a perpetual growth rate of Mohegan Sun and Mohegan Sun at Pocono Downs. As of September 30, 2011 and 2010, the Authority assessed the Mohegan Sun trademark for impairment and determined that no impairment existed. If any of the following occurs, the Mohegan Sun trademark may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows from Mohegan Sun and Mohegan Sun at Pocono Downs are not met; (2) if the discount rate increases; or (3) if the perpetual growth rate decreases.
In connection with the acquisitions of the WNBA franchise and the assets of Pautipaug Country Club Inc., the Authority recorded a franchise value intangible asset and a membership intangible asset, respectively. These intangible assets are assessed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense based on the related debt agreements on a straight-line basis, which approximates the effective interest method. Unamortized amounts are included in other assets, net, in the accompanying consolidated balance sheets.
Self-insurance Accruals
The Authority is self-insured up to certain limits for costs associated with workers’ compensation, general liability and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements of known claims, as well as accruals of estimates of incurred but not reported claims. These accruals are included in other current liabilities in the accompanying consolidated balance sheets. In estimating self-insurance accruals, the Authority considers historical loss experiences and expected levels of costs per claim. Claims are accounted for based on estimates of undiscounted claims, including claims incurred but not reported. The Authority believes that this method provides a consistent and effective way to measure these liabilities; however, changes in health care costs, accident frequency and severity and other factors could materially impact estimated liabilities. The Authority continuously monitors estimates and makes adjustments when necessary.
Unredeemed Player’s Club Points
The Authority maintains an accrual for unredeemed Player’s Club points. This accrual is based on the estimated cost of Player's Club points expected to be redeemed as of the respective balance sheet date. The Authority assesses the adequacy of this accrual by periodically evaluating historical redemption experiences and projected trends related to the accrual. Actual results could differ from these estimates.
Base Jackpots
Base jackpots represent the fixed minimum amount of payouts from slot machines for a specific combination. The Authority recognizes base jackpots as reductions to revenues when established.

Relinquishment Liability
In accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, the Authority recorded a relinquishment liability based on the estimated present value of its obligations under a relinquishment agreement with TCA (refer to Note 12). The Authority reassesses projected revenues and consequently the relinquishment liability: (1) annually in conjunction with its budgeting process, or (2) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment results in an overall increase in projected revenues over the relinquishment period, the relinquishment liability is increased by 5% of such increase in revenues, discounted at the Authority’s risk-free rate of investment, which is an incremental layer. If the reassessment results in an overall decrease to projected revenues over the relinquishment period, the relinquishment liability is decreased by 5% of such decrease in revenues, discounted on the basis of a

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

weighted-average discount rate, which is a decremental layer. The weighted-average discount rate is defined as the average discount rate utilized to discount all previous incremental layers weighted by the amount of each incremental layer. In addition, the Authority recognizes a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since the calculation of this liability requires a high level of estimates and judgments (including those related to projected revenues and impact and timing of future competition), future events that affect such estimates and judgments may cause the actual liability to materially differ from the current estimate.
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
The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	September 30, 2011
	Carrying Value	Fair Value
Bank Credit Facility	$535,000	$506,244
2009 11 1/2% Second Lien Senior Secured Notes	$193,675	$182,876
2005 6 1/8% Senior Unsecured Notes	$250,000	$160,000
2002 8% Senior Subordinated Notes	$250,000	$121,250
2004 7 1/8% Senior Subordinated Notes	$225,000	$67,219
2005 6 7/8% Senior Subordinated Notes	$150,000	$73,407
The estimated fair values of the Authority's financing facilities and notes were based on quoted market prices or prices of similar instruments on or about September 30, 2011.
Revenue Recognition
The Authority recognizes gaming revenues as amounts wagered less prizes paid out. Revenues from food and beverage, hotel, retail, entertainment and other services are recognized at the time such service is performed. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. Percentage rental revenues are recognized in the periods in which the tenants exceed their respective percentage rent thresholds.
Promotional Allowances
The Authority operates a program for patrons at Mohegan Sun and Mohegan Sun at Pocono Downs, without membership fees, called the Player’s Club. This program provides complimentary food and beverage, hotel, retail, entertainment and other services to patrons, as applicable, based on points that are awarded for patrons’ gaming activities. Points may be utilized to purchase, among other things, items at retail stores and restaurants located within Mohegan Sun and Mohegan Sun at Pocono Downs, including The Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center. Points also may be utilized to purchase hotel services and tickets to entertainment events held at facilities located at Mohegan Sun and Mohegan Sun at Pocono Downs. The retail value of these complimentary items is included in gross revenues when redeemed at facilities operated by the Authority and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the value of complimentary items redeemed at third-party outlets is charged to gaming costs and expenses.
In addition, the Authority offers ongoing promotional coupon programs to patrons for the purchase of food and beverage, hotel and retail amenities offered within Mohegan Sun and Mohegan Sun at Pocono Downs, as applicable. The retail value of items or services purchased with coupons at facilities operated by the Authority is included in gross revenues and the respective coupon value is deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of coupons redeemed at third-party outlets is charged to gaming costs and expenses.

The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2011	September 30, 2010	September 30, 2009
Food and beverage	$43,710	$47,447	$45,004
Hotel	14,850	15,365	16,369
Retail, entertainment and other	50,249	54,852	56,224
Total	$108,809	$117,664	$117,597

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2011	September 30, 2010	September 30, 2009
Food and beverage	$40,803	$47,551	$45,457
Hotel	8,873	9,117	9,552
Retail, entertainment and other	42,245	47,138	47,853
Total	$91,921	$103,806	$102,862
In certain circumstances, the Authority also offers discounts on patron losses and cash inducements at Mohegan Sun and Mohegan Sun at Pocono Downs, which are recognized as reductions to gaming revenues. Reductions to gaming revenues related to discounts provided on patron losses totaled $9.7 million, $8.0 million and $7.3 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. Reductions to gaming revenues related to Player’s Club points redeemed for cash totaled $933,000, $1.0 million and $1.4 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.
Gaming Costs and Expenses
Gaming costs and expenses primarily include portions of gaming revenues that must be paid to the State of Connecticut and the PGCB. Gaming costs and expenses also include, among other things, payroll costs, expenses associated with the operation of slot machines, table games, poker, keno, live harness racing and racebook, certain marketing expenditures and promotional expenses related to Player’s Club point and coupon redemptions.
Advertising Costs and Expenses
Production costs are expensed the first time the advertisement takes place. Prepaid rental fees associated with billboard advertisements are capitalized and amortized over the terms of the related rental agreements. Advertising costs and expenses totaled $27.0 million, $29.6 million and $30.7 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. As of September 30, 2011, prepaid advertising was $8,000. The accompanying consolidated balance sheet as of September 30, 2010 did not include any prepaid advertising.

Corporate Costs and Expenses
Corporate costs and expenses represent an allocation of certain governmental and administrative costs, payroll costs, professional fees and various other expenses not directly related to the Authority’s operations at Mohegan Sun or Mohegan Sun at Pocono Downs. In addition, Corporate costs and expenses include costs associated with various gaming diversification efforts, which are expensed as incurred, except when reimbursable by a third-party.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance Costs and Expenses
In September 2010, the Authority implemented cost containment initiatives in an effort to better align operating costs with market and business conditions, including a workforce reduction in Uncasville, Connecticut. The costs associated with related post-employment severance benefits were expensed at the time the termination was communicated to the employees. Severance for the fiscal year ended September 30, 2011 resulted from adjustments to the initial estimates utilized under the workforce reduction plan. Cash payments commenced in September 2010 and are anticipated to be completed in March 2012. The Authority does not anticipate incurring any additional severance charges in connection with this workforce reduction, other than charges that may arise from adjustments to the initial estimates utilized under the plan. The following table presents a reconciliation of the related severance liability by business segment (in thousands):

	Mohegan Sun	Corporate	Total
Accrued severance at measurement date	$9,830	$35	$9,865
Cash payments	(29)	—	(29)
Balance, September 30, 2010	9,801	35	9,836
Adjustments	242	2	244
Cash payments	(9,830)	(37)	(9,867)
Balance, September 30, 2011	$213	$—	$213

Pre-Opening Costs and Expenses
In accordance with authoritative guidance issued by the FASB pertaining to the reporting on the costs of start-up activities, pre-opening costs and expenses are expensed as incurred.

Income Taxes
The Tribe is a sovereign Indian nation with independent legal jurisdiction over its people and land. Like other sovereign governments, the Tribe and its entities, including the Authority, are not subject to federal, state or local income taxes.

New Accounting Standards

In September 2011, the FASB issued revised guidance pertaining to the accounting standard for goodwill impairment tests. The revised guidance allows an entity the option to assess qualitative factors to determine whether the fair value of a reporting unit is less than its carrying value before performing the two-step goodwill impairment test. The revised guidance is effective for interim and annual periods beginning after December 15, 2011; however, early adoption is permitted. The Authority does not expect its adoption to impact its financial position, results of operations or cash flows.

In July 2010, the FASB issued guidance pertaining to disclosures about the credit quality of financing receivables and allowance for credit losses. The new guidance is effective for interim and annual periods ending on or after December 15, 2010. The Authority adopted this guidance in its first quarter of fiscal 2011, and its adoption did not impact its financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance pertaining to the elimination of the concept of a qualifying special purpose entity. The new guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying the enterprise that has the power to direct the activities of the variable interest entity and the obligation to absorb losses or the right to receive benefits of the variable interest entity. Additionally, the new guidance provides more timely and useful information about an enterprise's involvement with a variable interest entity. The new guidance is effective for annual periods beginning on or after November 15, 2009. The Authority adopted this guidance in its first quarter of fiscal 2011, and its adoption did not impact its financial position, results of operations or cash flows.

In June 2011, the FASB issued revised guidance pertaining to reporting of comprehensive income. The revised guidance allows an entity the option of presenting the total of comprehensive income, components of net income and components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The revised guidance is effective retrospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2011. The Authority does not expect its adoption to impact its financial position, results of operations or cash flows.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2010, the FASB issued guidance pertaining to accruals for casino jackpot liabilities. The new guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying such jackpot. The new guidance specifies that jackpots should be accrued and charged to revenue when the entity has the obligation to pay such jackpot and applies to both base and progressive jackpots and requires a cumulative-effect adjustment to opening retained earnings in the period of adoption. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2010. The Authority does not expect its adoption to materially impact its financial position, results of operations or cash flows.

In January 2010, the FASB issued amended guidance pertaining to fair value measurements and disclosures. The amended guidance requires additional disclosures about significant unobservable inputs and transfers within Level 1 and 2 measurements. This guidance is effective for interim and annual periods beginning on or after December 15, 2009. The Authority adopted this guidance in its first quarter of fiscal 2010, and its adoption did not impact the Authority's financial position, results of operations or cash flows. The amended guidance also requires enhanced disclosure of activities within Level 3 fair value measurements. Those disclosures are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2010. The Authority does not expect its adoption to impact its financial position, results of operations or cash flows.

NOTE 4—RECEIVABLES, NET:
Receivables, net, consisted of the following (in thousands):

	September 30, 2011	September 30, 2010
Gaming	$24,989	$26,941
Hotel	1,309	1,023
Other	4,632	6,413
Subtotal	30,930	34,377
Less: reserve for doubtful collection	(10,459)	(10,223)
Total receivables, net	$20,471	$24,154

NOTE 5—PROPERTY AND EQUIPMENT, NET:
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2011	September 30, 2010
Land	$64,799	$64,799
Land improvements	85,688	85,898
Buildings and improvements	1,692,498	1,681,835
Furniture and equipment	528,085	517,483
Construction in process	22,020	16,679
Subtotal	2,393,090	2,366,694
Less: accumulated depreciation	(863,495)	(793,541)
Total property and equipment, net	$1,529,595	$1,573,153

Depreciation expense totaled $89.5 million, $96.7 million and $102.7 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. Capitalized interest totaled $66,000 and $1.1 million for the fiscal years ended September 30, 2010 and 2009, respectively. The Authority did not record any capitalized interest for the fiscal year ended September 30, 2011.
In September 2008, the Authority suspended certain elements of its Project Horizon expansion due to a slowdown in business volumes and uncertainties in the financial markets. Costs incurred on the suspended elements related to excavation and foundation work for a planned podium and new hotel tower, as well as professional fees for design and architectural work. During the fourth quarter ended September 30,2010, the Authority re-evaluated its plans with respect to the development of the new hotel element of the project, and based on a modified plan, which encompasses a smaller hotel to be located closer to the existing hotel,

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined that certain assets related to the suspended elements did not have any future benefit to the Authority. Accordingly, in fiscal 2010, the Authority recorded a related $58.1 million impairment charge. As of September 30, 2011 and 2010, assets anticipated to be utilized under the modified plan, including any related capitalized interest, totaled $9.2 million and $8.3 million, respectively, and were included in construction in process. The Authority continues to evaluate its options with respect to the development of the new hotel; however, it can provide no assurance regarding if or when the modified plan will commence. Factors that the Authority will consider in determining the feasibility of the new hotel include the Authority’s financial performance, project cash flow projections, project costs, financing options, economic conditions, industry trends, demand and competition.

NOTE 6—OTHER CURRENT ASSETS AND OTHER CURRENT LIABILITIES:
Other current assets consisted of the following (in thousands):

	September 30, 2011	September 30, 2010
Non-qualified deferred compensation	$16,697	$15,936
Prepaid expenses and other miscellaneous current assets	10,530	9,326
Total other current assets	$27,227	$25,262
Other current liabilities consisted of the following (in thousands):

	September 30, 2011	September 30, 2010
Accrued payroll and related taxes and benefits	$45,838	$45,140
Combined outstanding Slot Win Contribution and free promotional slot play contribution	15,304	14,768
Accrued severance	518	10,072
Amounts due to horsemen	9,155	9,095
Other miscellaneous current liabilities	62,134	61,332
Total other current liabilities	$132,949	$140,407

NOTE 7—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	September 30, 2011	September 30, 2010
Bank Credit Facility, due March 2012	$535,000	$527,000
2009 11 1/2% Second Lien Senior Secured Notes, due November 2017, net of discount of $6,325 and $6,986, respectively	193,675	193,014
2005 6 1/8% Senior Unsecured Notes, due February 2013	250,000	250,000
2001 8 3/8% Senior Subordinated Notes, due July 2011	—	2,010
2002 8% Senior Subordinated Notes, due April 2012	250,000	250,000
2004 7 1/8% Senior Subordinated Notes, due August 2014	225,000	225,000
2005 6 7/8% Senior Subordinated Notes, due February 2015	150,000	150,000
Line of Credit, due March 2012	—	7,387
Salishan-Mohegan Bank Credit Facility, due March 2012	15,250	15,000
Mohegan Tribe Promissory Note, due March 2012	10,000	10,000
Mohegan Tribe Credit Facility, due March 2012	850	—
WNBA Promissory Note	—	1,000
Subtotal	1,629,775	1,630,411
Plus: net deferred gain on derivative instruments sold	641	1,108
Long-term debt, excluding capital leases	1,630,416	1,631,519
Less: current portion of long-term debt	(811,100)	(35,397)
Long-term debt, net of current portion	$819,316	$1,596,122

Maturities of long-term debt are as follows (in thousands, including current maturities):

Fiscal Years
2012	$811,100
2013	250,000
2014	225,000
2015	150,000
2016	—
Thereafter	200,000
Total	$1,636,100
Bank Credit Facility

In December 2008, the Authority entered into a Third Amended and Restated Bank Credit Facility. The Bank Credit Facility was amended in October 2009. As amended, the Bank Credit Facility provides for a revolving loan and letter of credit borrowing capacity of up to $675.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The Bank Credit Facility has no mandatory amortization provision and is payable in full on March 9, 2012. As of September 30, 2011, $535.0 million was drawn on the Bank Credit Facility. As of September 30, 2011, letters of credit issued under the Bank Credit Facility totaled $3.7 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, and after taking into account restrictive financial covenant requirements under the Bank Credit Facility and the Authority's Line of Credit and note indentures, the Authority had approximately $133.7 million of borrowing capacity under the Bank Credit Facility as of September 30, 2011.
Under the Bank Credit Facility, at the Authority's option, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar Rate, plus in either case, an Applicable Rate based on the Authority's total leverage ratio, as each term is defined under the Bank Credit Facility. The Authority also pays commitment fees for the unused portion of borrowing capacity under the Bank Credit Facility on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused borrowing capacity for that calendar quarter. The Applicable Rate for Base Rate loans is between 1.25% and 2.75%. The Applicable Rate for Eurodollar Rate loans is between 2.50% and 4.00%. The Applicable Rate for commitment fees is between 0.20% and 0.50%. The Base Rate is the higher of Bank of America's announced Prime Rate, the Eurodollar Rate for one-month contracts plus 1.25% or the Federal Funds Rate plus 0.50%. Interest on Base Rate loans is payable quarterly in arrears. Interest on Eurodollar Rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of September 30, 2011, the Authority had $41.0 million in Base Rate loans and $494.0 million in Eurodollar Rate loans outstanding. The Base Rate loans outstanding at September 30, 2011 were based on Bank of America's Prime Rate of 3.25% plus an Applicable Rate of 2.25%. The Eurodollar Rate loans outstanding at September 30, 2011 were based on a one-month Eurodollar Rate of 0.23% plus an Applicable Rate of 3.50%. The Applicable Rate for commitment fees was 0.50% as of September 30, 2011. As of September 30, 2011 and 2010, accrued interest, including commitment fees, on the Bank Credit Facility was $1.0 million and $780,000, respectively.
The Bank Credit Facility is collateralized by a first priority lien on substantially all of the Authority's assets, including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land and improvements that comprise Mohegan Sun. The Authority also is required to pledge additional assets as collateral for the Bank Credit Facility as it or its existing and future guarantor subsidiaries acquire them. The Authority's obligations under the Bank Credit Facility are fully and unconditionally guaranteed, jointly and severally, by the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. The Bank Credit Facility includes non-financial covenant requirements of the types customarily found in loan agreements for similar transactions. The Bank Credit Facility also subjects the Authority to a number of restrictive financial covenant requirements. These financial covenant requirements include, among other things, a minimum fixed charge coverage ratio, maximum total leverage and senior leverage ratios and maximum capital expenditures and investments.
The Authority continues to monitor revenues, expenditures and borrowings under the Bank Credit Facility to ensure continued compliance with its financial covenant requirements. While the Authority anticipates that it will remain in compliance with all its covenant requirements under the Bank Credit Facility for all periods prior to maturity, it may need to increase revenues or offset any future declines in revenues by implementing further cost containment and other initiatives in order to maintain compliance with these financial covenant requirements. If the Authority is unable to satisfy its financial covenant requirements, it would need to obtain waivers or consents under the Bank Credit Facility; however, the Authority can provide no assurance that it would be able to obtain such waivers or consents. If the Authority is unable to obtain such waivers or consents, it would be in default under the Bank Credit Facility, which may result in cross-defaults under its other outstanding indebtedness. If such defaults or cross-defaults were to occur, it would allow the Authority's lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. The Authority would not have sufficient funds to repay such accelerated indebtedness and its ability to otherwise refinance or replace its outstanding indebtedness is limited. As a result, if such acceleration were to occur, the Authority can provide no assurance that it would be able to obtain the financing necessary for such repayment. The Authority plans to refinance or replace the Bank Credit Facility at or prior to maturity (refer to Note 2).
On December 28, 2011, the Authority and the Tribe entered into a waiver under the Bank Credit Facility pursuant to which the lenders have agreed to waive any potential default by the Authority under the Bank Credit Facility as a result of the going concern opinion issued by the Authority's independent registered public accounting firm in its report for the fiscal year ended September 30, 2011.
As of September 30, 2011, the Authority and the Tribe were in compliance with all respective covenant requirements under the Bank Credit Facility.
Senior Notes
2009 11 1/2% Second Lien Senior Secured Notes
In October 2009, the Authority issued $200.0 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.50% per annum (the “2009 Second Lien Senior Secured Notes”). The 2009 Second Lien Senior Secured Notes were issued at a price of 96.234% of par, to yield an effective interest rate of 12.25% per annum. The 2009 Second Lien Senior Secured Notes mature on November 1, 2017. The first call date for the 2009 Second Lien Senior Secured Notes is November 1, 2013. Interest on the 2009 Second Lien Senior Secured Notes is payable semi-annually on May 1st and November 1st. The 2009 Second Lien Senior Secured Notes are collateralized by a second priority lien on substantially all of the Authority's and its existing and future guarantor subsidiaries' properties and assets, and are effectively subordinated to all of the Authority's and its existing and future guarantor subsidiaries' first priority lien secured indebtedness, including borrowings under the Bank Credit Facility, to the extent of the value of the collateral securing such indebtedness. The 2009 Second Lien Senior Secured Notes rank equally in right of payment with all of the Authority's and its existing and future guarantor subsidiaries' senior indebtedness and Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing, but, to the extent of the value of the collateral securing such indebtedness, rank effectively senior to all of the Authority's and its existing and future guarantor subsidiaries' unsecured senior indebtedness, including the 2005 6 1/8% Senior Unsecured Notes and Senior and Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2009 Second Lien Senior Secured Notes rank senior to all of the Authority's and its existing and future guarantor subsidiaries' subordinated indebtedness, including the 2001 8 3/8% Senior Subordinated Notes, 2002 8% Senior Subordinated Notes, 2004 7 1/8% Senior Subordinated Notes and 2005 6 7/8% Senior Subordinated Notes. As of September 30, 2011 and 2010, accrued interest on the 2009 Second Lien Senior Secured Notes was $9.6 million.
The 2009 Second Lien Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a second priority lien senior secured basis, by the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. Refer to Note 17 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities.
The 2009 Second Lien Senior Secured Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
2005 6 1/8% Senior Unsecured Notes
In February 2005, the Authority issued $250.0 million Senior Unsecured Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Unsecured Notes”). The 2005 Senior Unsecured Notes mature on February 15, 2013. The 2005 Senior Unsecured Notes are callable at the Authority's option at par. Interest on the 2005 Senior Unsecured Notes is payable semi-annually on February 15th and August 15th. The 2005 Senior Unsecured Notes are uncollateralized general obligations of the Authority, and are effectively subordinated to all of the Authority's and its existing and future guarantor subsidiaries' senior secured indebtedness, including borrowings under the Bank Credit Facility and 2009 Second Lien Senior Secured Notes, to the extent of the value of the collateral securing such debt. The 2005 Senior Unsecured Notes rank equally in right of payment with the 2009 Second Lien Senior Secured Notes and Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Unsecured Notes rank senior to Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing and all of the Authority's and its existing and future guarantor subsidiaries' subordinated indebtedness, including the 2001 8 3/8% Senior Subordinated Notes, 2002 8% Senior Subordinated Notes, 2004 7 1/8% Senior Subordinated Notes and 2005 6 7/8% Senior Subordinated Notes. As of September 30, 2011 and 2010, accrued interest on the 2005 Senior Unsecured Notes was $1.9 million.
The 2005 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. Refer to Note 17 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities.
Senior Subordinated Notes
2001 8 3/8% Senior Subordinated Notes
In July 2001, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.375% per annum (the “2001 Senior Subordinated Notes”). In August 2004, the Authority completed a cash tender offer and consent solicitation and repurchase of $133.7 million aggregate principal amount of the 2001 Senior Subordinated Notes. In March 2009, the Authority repurchased an additional $14.3 million aggregate principal amount of the 2001 Senior Subordinated Notes. The remaining outstanding 2001 Senior Subordinated Notes, including accrued interest, matured on July 1, 2011, at which time the Authority repaid them with proceeds from the Bank Credit Facility. As of September 30, 2010, accrued interest on the then-outstanding 2001 Senior Subordinated Notes was $42,000.
2002 8% Senior Subordinated Notes
In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.000% per annum (the “2002 Senior Subordinated Notes”). The 2002 Senior Subordinated Notes mature on April 1, 2012. The 2002 Senior Subordinated Notes are callable at the Authority's option at par. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1st and October 1st. As of September 30, 2011 and 2010, accrued interest on the 2002 Senior Subordinated Notes was $10.0 million. The Authority plans to refinance or replace the 2002 Senior Subordinated Notes at or prior to maturity (refer to Note 2).
2004 7 1/8% Senior Subordinated Notes
In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The 2004 Senior Subordinated Notes mature on August 15, 2014. The 2004 Senior Subordinated Notes are callable at the Authority's option at par. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. As of September 30, 2011 and 2010, accrued interest on the 2004 Senior Subordinated Notes was $2.0 million.
2005 6 7/8% Senior Subordinated Notes
In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The 2005 Senior Subordinated Notes mature on February 15, 2015. The 2005 Senior Subordinated Notes are callable at the Authority's option at par. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. As of September 30, 2011 and 2010, accrued interest on the 2005 Senior Subordinated Notes was $1.3 million.

The Authority's senior subordinated notes are uncollateralized general obligations of the Authority, and are subordinated to borrowings under the Bank Credit Facility, 2009 Second Lien Senior Secured Notes, 2005 Senior Unsecured Notes and Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The senior subordinated notes rank equally in right of payment with each other and Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. Refer to Note 17 for condensed consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities.
The senior and senior subordinated note indentures contain certain non-financial and financial covenant requirements with which the Authority and the Tribe must comply. The non-financial covenant requirements include, among other things, reporting obligations, compliance with laws and regulations, maintenance of licenses and insurances and continued existence of the Authority. The financial covenant requirements include, among other things, limitations on the Authority's ability to make restricted payments, as defined under the note indentures, and incur additional indebtedness. Under these financial covenant requirements, the Authority is generally able to make restricted payments, including distributions to the Tribe, and incur additional indebtedness that otherwise may be restricted, provided the Authority's pro forma fixed charge coverage ratio is at least 2.0 to 1.0. If the Authority's pro forma fixed charge coverage ratio was to fall below 2.0 to 1.0, its ability to make restricted payments and incur additional indebtedness would be limited and subject to other applicable exceptions under the note indentures. Additionally, while the Authority may continue to borrow under the Bank Credit Facility pursuant to exceptions contained in the note indentures, its ability to incur other additional indebtedness to raise capital also would be limited. Further, if the Authority's pro forma fixed charge coverage ratio was to fall below 2.0 to 1.0, the Authority would be unable to refinance or replace its outstanding subordinated indebtedness with senior indebtedness without waivers or consents from certain of its creditors, thus limiting the options available to the Authority to refinance or replace its outstanding indebtedness. In such event, the Authority can provide no assurance that it would be able to obtain such waivers or consents or that it would be able to refinance or replace its outstanding indebtedness or that financing options available, if any, would be on favorable or acceptable terms. As of September 30, 2011, the Authority's fixed charge coverage ratio was above 2.0 to 1.0.
As of September 30, 2011, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and the Authority's liquidity and covenant requirement restrictions, among other factors.
Line of Credit
As of September 30, 2011, the Authority had a $16.5 million revolving loan agreement with Bank of America, N.A. (the “Line of Credit”). The Line of Credit matures on March 9, 2012. Under the Line of Credit, at the Authority's option, each advance accrues interest on the basis of a one-month Eurodollar Rate or Prime Rate, plus in either case, an Applicable Rate based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations. As of September 30, 2011, the Authority had no amount drawn on the Line of Credit. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least the Line of Credit commitment amount available for borrowing under the Bank Credit Facility. As of September 30, 2011, the Authority was in compliance with all covenant requirements under the Line of Credit and had $16.5 million of borrowing capacity thereunder. The Authority has commenced discussions with Bank of America, N.A. to extend the maturity date of the Line of Credit; however, it can provide no assurance of the terms of such extension or whether such extension will be granted. As of September 30, 2011, accrued interest on the Line of Credit was $7,000. As of September 30, 2010 there was no accrued interest on the Line of Credit.
Letters of Credit
As of September 30, 2011, the Authority maintained seven uncollateralized letters of credit to satisfy certain potential liabilities at Mohegan Sun and Mohegan Sun at Pocono Downs. As of September 30, 2011, letters of credit issued totaled $3.7 million, of which no amount was drawn. The letters of credit expire in March 2012, subject to renewals.
Salishan-Mohegan Bank Credit Facility
As of September 30, 2011, Salishan-Mohegan had a fully drawn $15.25 million revolving loan agreement with Bank of America, N.A. (the “Salishan-Mohegan Bank Credit Facility”). The Salishan-Mohegan Bank Credit Facility matures on March 9, 2012. Under the Salishan-Mohegan Bank Credit Facility, at the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar Rate, plus in either case, an Applicable Rate, as defined under the Salishan-Mohegan Bank Credit Facility. The Applicable Rate is 2.50% for Base Rate loans and 3.50% for Eurodollar Rate loans. The Base Rate is the higher of Bank of America's announced Prime Rate or the Federal Funds Rate plus 0.50%. The Salishan-Mohegan Bank Credit Facility has no mandatory amortization provision and is payable in full at maturity. The Salishan-Mohegan Bank Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan-Mohegan Bank Credit Facility also are guaranteed by the Tribe. The Salishan-Mohegan Bank Credit Facility subjects Salishan-Mohegan to certain covenant requirements customarily found in loan agreements for similar transactions. As of September 30, 2011, Salishan-Mohegan was in compliance with all respective covenant requirements under the Salishan-Mohegan Bank Credit Facility. The Authority has commenced discussions with Bank of America, N.A. to extend the maturity date of the Salishan-Mohegan Bank Credit Facility; however, it can provide no assurance of the terms of such extension or whether such extension will be granted.
As of September 30, 2011, Salishan-Mohegan had $15.25 million in Eurodollar Rate loans and no Base Rate loan outstanding. The Eurodollar Rate loans outstanding at September 30, 2011 were based on a one-month Eurodollar Rate of 0.23% plus an Applicable Rate of 3.50%. As of September 30, 2011 and 2010, accrued interest on the Salishan-Mohegan Bank Credit Facility was $19,000 and $2,000, respectively.

Mohegan Tribe Promissory Note
In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “Mohegan Tribe Promissory Note”). The Mohegan Tribe Promissory Note matures on March 31, 2012. The Mohegan Tribe Promissory Note accrues interest at an annual rate of 15.0%. Under the terms of the Mohegan Tribe Promissory Note, as amended, accrued interest from November 2009 through October 2010 was paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity; and from November 2010 through maturity, all accrued interest under the Mohegan Tribe Promissory Note is payable at maturity. The Authority has commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe Promissory Note; however, it can provide no assurance of the terms of such extension or whether such extension will be granted. As of September 30, 2011 and 2010, accrued interest on the Mohegan Tribe Promissory Note was $2.7 million and $1.2 million, respectively.
Mohegan Tribe Credit Facility
In February 2011, the Tribe agreed to lend Salishan-Mohegan up to $300,000 to fund its working capital requirements pursuant to a revolving commercial promissory note (the “Mohegan Tribe Credit Facility”). In May 2011, Salishan-Mohegan entered into an amendment to the terms of the Mohegan Tribe Credit Facility to increase the borrowing capacity from $300,000 to $1.0 million. In December 2011, the Mohegan Tribe Credit Facility was further amended to increase the borrowing capacity to $1.75 million. The Mohegan Tribe Credit Facility matures on March 31, 2012. The Mohegan Tribe Credit Facility accrues interest at an annual rate of 15.0% payable at maturity. The Authority has commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe Credit Facility; however, it can provide no assurance of the terms of such extension or whether such extension will be granted. As of September 30, 2011, Salishan-Mohegan had $850,000 drawn on the Mohegan Tribe Credit Facility and $150,000 of borrowing capacity thereunder. As of September 30, 2011, accrued interest on the Mohegan Tribe Credit Facility was $47,000.
WNBA Promissory Note
The Authority and MBC are parties to a membership agreement with WNBA, LLC (the “Membership Agreement”) which sets forth the terms and conditions under which MBC acquired its membership in the WNBA and the right to own and operate a team. The Authority guaranteed the obligations of MBC under the Membership Agreement.

In connection with MBC’s acquisition of its membership in the WNBA and the right to own and operate a team, MBC paid $2.0 million, with funds advanced from the Authority, and issued an $8.0 million promissory note to the WNBA (the “WNBA Note”). Under the terms of the WNBA Note, principal payments of $1.0 million were required to be paid annually to the WNBA. The WNBA Note accrued interest on the basis of a three-month Eurodollar Rate plus 1.50%. The WNBA Note matured in January 2011, at which time the Authority paid the final payment, including accrued interest, with proceeds from the Bank Credit Facility. As of September 30, 2010, accrued interest on the WNBA Note was $13,000. Refer to Note 15 for further discussion of the Authority’s investment in the WNBA franchise.
Derivative Instruments
The Authority is considered an “end user” of derivative instruments and engages in derivative transactions, from time to time, for risk management purposes only. The Authority held no derivative instrument as of September 30, 2011 and 2010.
Interest rate swap agreements hedging outstanding debt instruments of the Authority, which qualified for hedge accounting in accordance with authoritative guidance issued by the FASB pertaining to the accounting for derivative instruments and hedging activities, and were designated as fair value hedges, were sold in prior fiscal years for a net aggregate gain of $1.7 million. This gain was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded to interest expense over the remaining term of the respective notes. The Authority recorded related amortization to interest expense totaling ($467,000), ($467,000) and $228,000 for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. The Authority expects to record amortization to offset interest expense of approximately $467,000 over the next 12 months.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—LEASES:
The Authority leases certain areas at Mohegan Sun and Mohegan Sun at Pocono Downs to third-party food and beverage and retail outlets, as well as the rights to access and utilize Mohegan Sun’s rooftop for the installation and operation of antenna towers. Minimum future rental income that the Authority expects to earn under non-cancelable leases is as follows (in thousands):

	Fiscal Years Ending September 30,
	2012	2013	2014	2015	2016	Thereafter	Total
Minimum future rental income	$5,559	$4,569	$4,866	$4,847	$4,145	$9,795	$33,781
The Authority is required to make payments under various operating leases for buildings, equipment and land at Mohegan Sun and Mohegan Sun at Pocono Downs. The Authority incurred rental expense totaling $13.3 million, $14.6 million and $15.2 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. Minimum future rental expense that the Authority expects to incur under non-cancelable leases is as follows (in thousands):

	Fiscal Years Ending September 30,
	2012	2013	2014	2015	2016	Thereafter	Total
Minimum future rental expense	$1,349	$1,066	$457	$109	$109	$9	$3,099

NOTE 9—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $47.1 million, $61.5 million and $71.5 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services totaling $27.2 million, $28.0 million and $23.7 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.
The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $21.5 million, $24.4 million and $22.6 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.
In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, which was used to repay revolving loans under the Salishan Credit Facility. The Mohegan Tribe Promissory Note matures on March 31, 2012. The Mohegan Tribe Promissory Note accrues interest at an annual rate of 15.0%. Under the terms of the Mohegan Tribe Promissory Note, as amended, accrued interest from November 2009 through October 2010 was paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity; and from November 2010 through maturity, all accrued interest under the Mohegan Tribe Promissory Note is payable at maturity. The Authority has commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe Promissory Note; however, it can provide no assurance of the terms of such extension or whether such extension will be granted. The Authority incurred interest expense associated with the Mohegan Tribe Promissory Note totaling $1.5 million, $1.5 million and $4,000 for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.
In February 2011, the Tribe agreed to lend Salishan-Mohegan up to $300,000 to fund its working capital requirements pursuant to a revolving commercial promissory note. In May 2011, Salishan-Mohegan entered into an amendment to the terms of the Mohegan Tribe Credit Facility to increase the borrowing capacity from $300,000 to $1.0 million. In December 2011, the Mohegan Tribe Credit Facility was further amended to increase the borrowing capacity to $1.75 million. The Mohegan Tribe Credit Facility matures on March 31, 2012. The Mohegan Tribe Credit Facility accrues interest at an annual rate of 15.0% payable at maturity. The Authority has commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe Credit Facility; however, it can provide no assurance of the terms of such extension or whether such extension will be granted. As of September 30, 2011, Salishan-Mohegan had $850,000 drawn on the Mohegan Tribe Credit Facility and $150,000 of borrowing capacity thereunder. The Authority incurred interest expense associated with the Mohegan Tribe Credit Facility totaling $47,000 for the fiscal year ended September 30, 2011.
The Authority leases the land on which Mohegan Sun is located from the Tribe under a long-term lease agreement. The agreement requires the Authority to make a nominal annual rental payment. This lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration. In addition, in July 2008, the Authority entered into a land lease agreement with the Tribe, replacing a prior land lease agreement, relating to property located adjacent to the Tribe's reservation that is utilized by Mohegan Sun for employee parking. This agreement requires the Authority to make monthly payments equaling $75,000 until maturity on June 30, 2018. The Authority classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease. Additionally, the Authority previously leased a building located adjacent to Mohegan Sun from the Tribe. In September 2010, the Tribe contributed this building to the Authority. The Authority recorded

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this asset contribution as a capital contribution at its book value of $5.5 million. The Authority expensed $50,000 relating to the previous lease for each of the fiscal years ended September 30, 2010 and 2009.
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
As of September 30, 2011, the Authority employed approximately 130 members of the Tribe.

NOTE 10—EMPLOYEE BENEFIT PLANS:
The Authority maintains a retirement savings plan for its employees under Section 401(k) and Section 401(a) of the Internal Revenue Code (the “Mohegan Retirement and 401(k) Plan”). Under the 401(k) portion of the plan, participants may contribute between 1% and 25% of eligible compensation up to the maximum allowed by the Internal Revenue Code. The Authority may make discretionary matching contributions of 100% of participants’ elective deferral contributions up to a maximum of 3% of participants’ compensation. Under the retirement portion of the plan, the Authority may make discretionary retirement contributions based on a rate of $0.30 per qualified hour worked. In general, employees become eligible for the Mohegan Retirement and 401(k) Plan after 90 days of service and become fully vested after six years of service. In February 2009, the Authority suspended both its discretionary matching 401(k) contributions and retirement contributions. The Authority contributed $3.7 million, net of forfeitures, to the Mohegan Retirement and 401(k) Plan for the fiscal year ended September 30,2009.

The Authority, together with the Tribe, maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain key employees. Under the Deferred Compensation Plan, participants may defer up to 100% of their compensation. Participants’ contributions, net of withdrawals and changes in fair value of investments, totaled $761,000, $1.2 million and $3.0 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

NOTE 11—COMMITMENTS AND CONTINGENCIES:
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

In September 2009, the Authority entered into a settlement agreement with the State of Connecticut regarding contribution payments on the Authority's free promotional slot play program. Under the terms of the settlement agreement, effective July 1, 2009, the State of Connecticut agreed that no value shall be attributed to free promotional slot plays utilized by patrons at Mohegan Sun for purposes of calculating monthly contribution payments, provided that the aggregate amount of free promotional slot plays during any month does not exceed 5.5% of gross revenues from slot machines for such month. In the event free promotional slot plays exceed 5.5% of monthly gross revenues from slot machines, contribution payments are required on such excess face amount of free promotional slot plays at the same rate as Slot Win Contribution payments, or 25%.
The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $183.8 million, $190.5 million and $193.8 million for the fiscal years ended September 30, 2011, 2010 and

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009, respectively. As of September 30, 2011 and 2010, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $15.3 million and $14.8 million, respectively.
Pennsylvania Slot Machine Tax
Downs Racing holds a Category One slot machine license issued by the PGCB for the operation of slot machines at Mohegan Sun at Pocono Downs. This license permits Downs Racing to install and operate up to 3,000 slot machines at Mohegan Sun at Pocono Downs, expandable to up to a total of 5,000 slot machines upon request and approval of the PGCB.
The Pennsylvania Race Horse Development and Gaming Act stipulates that holders of Category One slot machine licenses must pay a portion of revenues from slot machines to the PGCB on a daily basis (“Pennsylvania Slot Machine Tax”), which includes local share assessments to be paid to the cities and municipalities hosting Mohegan Sun at Pocono Downs and amounts to be paid to the Pennsylvania Harness Horsemen's Association, Inc. (the “PHHA”). The Pennsylvania Slot Machine Tax is currently 55% of gross revenues from slot machines, 2% of which is subject to a $10.0 million minimum annual threshold to ensure that the host cities and municipalities receive an annual minimum of $10.0 million in local share assessments. Downs Racing maintains a $1.5 million escrow deposit in the name of the Commonwealth of Pennsylvania for Pennsylvania Slot Machine Tax payments, which was included in other assets, net, in the accompanying consolidated balance sheets.

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $129.7 million, $128.5 million and $125.3 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. As of September 30, 2011 and 2010, outstanding Pennsylvania Slot Machine Tax payments totaled $4.8 million and $4.6 million, respectively.
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
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $6.6 million and $ 1.3 million for the fiscal years ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and 2010, outstanding Pennsylvania Table Game Tax payments totaled $87,000 and $167,000, respectively.
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
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $5.0 million, $4.2 million and $3.7 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. As of September 30, 2011 and 2010, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $106,000 and $87,000, respectively.
Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which also are to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 approved gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 10 of the 14 approved gaming facilities have commenced operations. As of September 30, 2011, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. On June 28, 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment will commence on January 1, 2012 and continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

machines for each operating slot machine licensee. The Authority reflected expenses associated with this repayment schedule totaling $846,000 for the fiscal year ended September 30, 2011.
Horsemen’s Agreement
Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Entities through December 31, 2014. As of September 30, 2011 and 2010, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $9.2 million and $9.1 million, respectively.
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

The Authority reflected payments associated with the Priority Distribution Agreement totaling $18.3 million, $18.0 million and $17.9 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.
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
Term
The term of the agreement is 25 years with an option, exercisable by the Authority, to extend the term for one additional 25-year period. Upon termination of the agreement, the Authority will be required to surrender to the Tribe possession of the property and improvements, excluding any equipment, furniture, fixtures or other personal property.

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
Use of Property
The Authority may utilize the property and improvements solely for the operation of Mohegan Sun, unless prior approval is obtained from the Tribe for any proposed alternative use. The Authority may not construct or alter any building or improvement located on the property unless complete and final plans and specifications are approved by the Tribe. Following foreclosure of any mortgage on the Authority’s interest under the agreement or any transfer of such interest to the holder of such mortgage in lieu of foreclosure, the property and improvements may be utilized for any lawful purpose, subject to applicable codes and governmental regulations; provided, however, that a non-Indian holder of the property may under no circumstance conduct gaming operations on the property.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Permitted Mortgages and Rights of Permitted Mortgagees
The Authority may not mortgage, pledge or otherwise encumber its leasehold estate in the property except to a holder of a permitted mortgage. Under the terms of the agreement, permitted mortgages include the leasehold mortgage securing the Authority’s obligations under the Bank Credit Facility and 2009 Second Lien Senior Secured Notes, provided that, among other things: (1) the Tribe will have the right to notice of, and to cure, any default of the Authority; (2) the Tribe will have the right to prior notice of an intention by the holder to foreclose on the permitted mortgage and the right to purchase the mortgage in lieu of any foreclosure; and (3) the permitted mortgage is subject and subordinated to any and all access and utility easements granted by the Tribe under the agreement. Under the terms of the agreement, each holder of a permitted mortgage has the right to notice of any default of the Authority under the agreement and the opportunity to cure such default within the applicable cure period.
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
Mohegan Sun at Pocono Downs Purchase Amendment Agreement
In March 2009, the Authority entered into an agreement with the seller of Mohegan Sun at Pocono Downs, a subsidiary of Penn National Gaming, Inc., to accelerate an outstanding $16.0 million refund payment due to the Authority and discount the amount of such balance to approximately $13.1 million. The Authority incurred a non-cash loss in connection with this transaction totaling $1.6 million, which was recorded in other income (expense), net, in the accompanying consolidated statement of income for the fiscal year ended September 30, 2009.
Litigation
The Authority is a defendant in various litigation matters resulting from its normal course of business. In management's opinion, the aggregate liability, if any, arising from such litigations will not have a material impact on the Authority's financial position, results of operations or cash flows.

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
In the event of any bankruptcy, liquidation, reorganization or similar proceeding relating to the Authority, the Relinquishment Agreement provides that Senior and Junior Relinquishment Payments then due and owing are subordinated in right of payment to the Authority's senior secured obligations, which include the Bank Credit Facility, the 2009 Second Lien Senior Secured Notes and capital lease obligations, and that Junior Relinquishment Payments then due and owing are further subordinated

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in right of payment to all of the Authority's other senior obligations, including the 2005 Senior Unsecured Notes. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to minimum priority distribution payments, which are required monthly payments made by the Authority to the Tribe under the Priority Distribution Agreement, to the extent then due. The Authority, in accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, recorded a $549.1 million relinquishment liability at September 30, 1998 based on the estimated present value of its obligations under the Relinquishment Agreement.
As of September 30, 2011 and 2010, the carrying amount of the relinquishment liability was $178.3 million and $230.7 million, respectively. The decrease in the relinquishment liability during the fiscal year ended September 30, 2011was due to $55.0 million in relinquishment payments and an $8.8 million relinquishment liability reassessment credit. This reduction in the liability was offset by $11.4 million representing the accretion of discount to the relinquishment liability.
Relinquishment payments consisted of the following (in millions):

	For the Fiscal Years Ended
	September 30, 2011	September 30, 2010	September 30, 2009
Principal	$42.6	$39.9	$39.6
Accretion of discount	12.4	16.7	22.1
Total	$55.0	$56.6	$61.7
The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of September 30, 2011 and 2010, relinquishment payments earned but unpaid were $14.7 million and $14.9 million, respectively.

The relinquishment liability reassessment credits of $8.8 million, $26.5 million and $45.7 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively, resulted from reductions in Mohegan Sun revenue projections as of the end of each respective fiscal year compared to projections as of the end of the related prior fiscal year.

NOTE 13—MOHEGAN VENTURES-NORTHWEST, LLC (COWLITZ PROJECT):
In July 2004, the Authority formed Mohegan Ventures-NW as its wholly-owned subsidiary. Mohegan Ventures-NW is one of three current members in Salishan-Mohegan, which was formed to participate in the Cowlitz Project, a proposed casino to be owned by the Cowlitz Tribe and to be located in Clark County, Washington. Mohegan Ventures-NW, Salishan Company, LLC, an unrelated entity, and the Tribe hold membership interests in Salishan-Mohegan of 49.15%, 43% and 7.85%, respectively. Salishan-Mohegan is not a restricted entity of the Authority, and therefore, is not a guarantor of the Authority’s debt obligations. Refer to Note 17 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and non-guarantor entities.
In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time. Under the terms of the development agreement, Salishan-Mohegan will assist in securing financing, as well as administer and oversee the planning, designing, development, construction and furnishing of the proposed casino. The development agreement provides for development fees of 3% of total Project Costs, as defined under the development agreement, which are to be distributed to Mohegan Ventures-NW, pursuant to the Salishan-Mohegan operating agreement. In 2006, Salishan-Mohegan purchased a 152-acre site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States pursuant to the development agreement. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiation of a gaming compact with the State of Washington and acceptance of land into trust on behalf of the Cowlitz Tribe by the United States Department of the Interior. The development agreement provides for termination of Salishan-Mohegan’s exclusive development rights if the land is not taken into trust by December 31, 2015. Under the terms of the management agreement, Salishan-Mohegan will manage, operate and maintain the proposed casino for a period of seven years following its opening. The management agreement provides for management fees of 24% of Net Revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Under the terms of the Salishan-Mohegan operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interest. The management agreement is subject to approval by the National Indian Gaming Commission (the “NIGC”).
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trust by the United States Department of the Interior. The Authority accrues interest on the Salishan-Mohegan receivables at a rate of Bank of America’s announced Prime Rate plus 2.0%, compounded monthly.
In December 2010, the Assistant Secretary—Indian Affairs of the Department of the Interior made a final agency determination to acquire the 152-acre Cowlitz Project site into trust for the benefit of the Cowlitz Tribe pursuant to the Indian Reorganization Act. The Assistant Secretary also determined that the acquired lands will serve as the initial reservation of the Cowlitz Tribe and that the tribe may conduct gaming on such lands under IGRA. Transfer of the property to the United States remains subject to final action by the Department of the Interior, including resolution of two lawsuits challenging the federal government's actions. In January 2011, Clark County, Washington, the City of Vancouver, Washington, and certain other plaintiffs filed suit against the Department of the Interior, the Bureau of Indian Affairs (the “BIA”), the NIGC and various government officials, and in February 2011, the Confederated Tribes of the Grand Ronde of Oregon filed suit against the Department of the Interior, the BIA and their officials. Pursuant to the Department of the Interior practice, the United States is not expected to take the Cowlitz Project site into trust while these lawsuits are pending. Class III gaming on the property remains subject to the negotiation and federal approval of a gaming compact between the Cowlitz Tribe and the State of Washington, which is a party to gaming compacts with twenty eight other federally-recognized Indian tribes in that state. The Authority can provide no assurance that these conditions will be satisfied or that it will be able to obtain the necessary financing for the development of the proposed casino.
In light of the aforementioned and the uncertainty in the development of the Cowlitz Project, the Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Authority’s estimate of the probability that the receivables will be collected. As of September 30, 2011 and 2010, the Salishan-Mohegan receivables, inclusive of accrued interest, totaled $34.7 million and $31.4 million, respectively. As of September 30, 2011 and 2010, related reserves for doubtful collection totaled $10.4 million and $9.4 million, respectively. The Salishan-Mohegan receivables were included in other assets, net, in the accompanying consolidated balance sheets.

NOTE 14—MOHEGAN VENTURES WISCONSIN, LLC (MENOMINEE PROJECT):
In March 2007, the Authority formed MVW as its wholly-owned subsidiary. MVW was one of two members in WTG, which was formed by the Authority to participate in the Menominee Project, a proposed casino to be owned by the Menominee Tribe and to be located in Kenosha, Wisconsin. At inception, MVW held an 85.4% membership interest in WTG and Mohegan Ventures, LLC, or MV, a wholly-owned subsidiary of the Tribe, held the remaining 14.6% membership interest. In September 2010, MV surrendered its membership interest in WTG, subject to rights to future reimbursement of its contributions to WTG. MVW currently holds 100% membership interest in WTG. MVW and WTG are full and unconditional guarantors of the Authority’s outstanding indebtedness under the Bank Credit Facility and senior and senior subordinated notes. Refer to Note 17 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and non-guarantor entities.
In October 2004, the Authority entered into a management agreement with the Menominee Tribe and the Menominee Kenosha Gaming Authority (the “MKGA”) in connection with the Menominee Project. Under the terms of the management agreement, the Authority will manage, operate and maintain the proposed casino for a period of seven years following its opening. The management agreement provides for management fees of 13.4% of Net Revenues, as defined under the management agreement, which approximates net income earned from the Menominee Project. The management agreement is subject to approval by the NIGC.
In March 2007, WTG also purchased the development rights for the Menominee Project under a development agreement with the Menominee Tribe and the MKGA. In September 2010, WTG entered into a release and reimbursement agreement pursuant to which WTG: (1) relinquished its development rights and was relieved of its development obligations for the Menominee Project; (2) retained its rights to reimbursement of a portion of certain receivables related to reimbursable costs and expenses advanced by WTG on behalf of the Menominee Tribe for the Menominee Project, subject to certain conditions; and (3) assigned the option to purchase the proposed Menominee Project site in Kenosha to MKGA. The Authority retained its interest in the management agreement.
In January 2009, the BIA informed the Menominee Tribe of the decision by the United States Secretary of the Interior to decline to take the Menominee Project site in Kenosha into trust for the Menominee Tribe. The rejection of the Menominee Tribe’s trust land application was based on a policy for reviewing trust land acquisitions for off-reservation gaming projects adopted by the BIA in January 2008. In May 2009, the Menominee Tribe filed a lawsuit against the federal government challenging the rejection. In June 2011, the Assistant Secretary-Indian Affairs of the Department of the Interior withdrew the BIA's January 2008 policy guidance which led to the rejection of the Menominee Tribe’s trust land application, and, in August 2011, the lawsuit was settled, allowing the Menominee Tribe to proceed with its trust land application. In December 2011, the County and City of Kenosha approved extensions to their intergovernmental agreements with the Menominee Tribe for the Menominee Project through March 2013. The Menominee Tribe's trust land application remains pending.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—INVESTMENT IN WNBA FRANCHISE:
In January 2003, the Authority formed MBC as its wholly-owned subsidiary to own and operate a professional basketball team in the WNBA. In January 2003, the Authority and MBC entered into a Membership Agreement with WNBA, LLC which sets forth the terms and conditions under which MBC acquired its membership in the WNBA and the right to own and operate a team. The Authority guaranteed the obligations of MBC under the Membership Agreement. MBC is a full and unconditional guarantor of the Authority’s outstanding indebtedness under the Bank Credit Facility and senior and senior subordinated notes. Refer to Note 17 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and non-guarantor entities.
In connection with MBC’s acquisition of its membership in the WNBA and the right to own and operate a team, the Authority estimated the fair value of the initial player roster to be $4.8 million and the remaining $5.5 million of MBC’s aggregate investment was recognized as a franchise value. The player roster value was amortized over seven years and became fully amortized in fiscal 2010. Amortization expense associated with the player roster value totaled $54,000 and $188,000 for the fiscal years ended September 30, 2010 and 2009, respectively.
The franchise value is being amortized over thirty years and is assessed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As of September 30, 2011 and 2010, accumulated amortization on the franchise value was $1.6 million and $1.4 million, respectively. Amortization expense associated with the franchise value totaled $183,000 for each of the fiscal years ended September 30, 2011, 2010 and 2009. The Authority expects to incur amortization expenses related to the franchise value of $183,000 for each of the next five fiscal years. The franchise value was included in intangible assets, net, in the accompanying consolidated balance sheets.
MBC currently owns approximately 4.2% of the membership interest in WNBA, LLC which is accounted for under the Cost Method. Under the terms of the Limited Liability Company Agreement of WNBA, LLC, if at any time, WNBA, LLC’s Board of Governors determines that additional funds are needed for WNBA, LLC’s or any league entity’s general business, the Board of Governors may require additional cash capital contributions. In such event, each member shall be obligated to contribute to WNBA, LLC an amount of cash equal to that member’s proportionate share of ownership. No such cash capital contribution has been required by WNBA, LLC through September 30, 2011.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—SEGMENT REPORTING:
As of September 30, 2011, the Authority owns and operates either directly or through wholly-owned subsidiaries Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club (collectively, the “Connecticut Entities”), and the Pennsylvania Entities. All of the Authority's revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Entities and the Pennsylvania Entities on a separate basis. The Authority, therefore, believes that it has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Entities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania Entities. The following tables provide financial information related to each segment (in thousands):

	For the Fiscal Years Ended
	September 30, 2011	September 30, 2010	September 30, 2009
Net revenues:
Mohegan Sun	$1,115,326	$1,157,419	$1,203,765
Mohegan Sun at Pocono Downs	303,053	264,543	251,352
Total	1,418,379	1,421,962	1,455,117
Income (loss) from operations:
Mohegan Sun	223,777	142,143	247,678
Mohegan Sun at Pocono Downs	31,491	15,652	12,378
Corporate	(16,864)	(18,538)	(17,310)
Total	238,404	139,257	242,746
Accretion of discount to the relinquishment liability	(11,366)	(15,426)	(20,425)
Interest income	2,732	2,755	3,912
Interest expense, net of capitalized interest	(117,710)	(116,784)	(109,689)
Gain (loss) on early extinguishment of debt	—	(1,584)	8,466
Write-off of debt issuance costs	—	(338)	—
Other expense, net	(217)	(426)	(7,658)
Net income	111,843	7,454	117,352
Loss attributable to non-controlling interests	2,134	2,258	1,992
Net income attributable to Mohegan Tribal Gaming Authority	$113,977	$9,712	$119,344

	For the Fiscal Years Ended
	September 30, 2011	September 30, 2010	September 30, 2009
Capital expenditures incurred:
Mohegan Sun	$41,325	$27,165	$90,691
Mohegan Sun at Pocono Downs	5,152	16,379	2,841
Total	$46,477	$43,544	$93,532

	September 30, 2011	September 30, 2010
Total assets:
Mohegan Sun	$1,505,210	$1,532,842
Mohegan Sun at Pocono Downs	584,267	599,702
Corporate	113,719	68,079
Total	$2,203,196	$2,200,623

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of September 30, 2011, substantially all of the Authority's outstanding debt, including its Bank Credit Facility, 2009 Second Lien Senior Secured Notes, 2005 Senior Unsecured Notes, 2002 Senior Subordinated Notes, 2004 Senior Subordinated Notes and 2005 Senior Subordinated Notes, is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. The 2001 Senior Subordinated Notes, which were repaid at maturity on July 1, 2011, were fully and unconditionally guaranteed by MBC. In September 2010, MV, a subsidiary of the Tribe, surrendered its membership interest in WTG to MVW. Accordingly, MVW now holds 100% membership interest in WTG. Separate financial statements and other disclosures concerning the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 16 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, it guarantor subsidiaries and its non-guarantor entities as of September 30, 2011 and 2010 and for the fiscal years ended September 30, 2011, 2010 and 2009 is as follows (in thousands):
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2011
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,263,876	$245,768	$19,951	$—	$1,529,595
Intercompany receivables	509,799	12,909	—	(522,708)	—
Investment in subsidiaries	77,028	2,233	—	(79,261)	—
Other intangible assets, net	120,737	285,601	—	—	406,338
Other assets, net	168,178	71,951	27,134	—	267,263
Total assets	$2,139,618	$618,462	$47,085	$(601,969)	$2,203,196
LIABILITIES AND CAPITAL
Current liabilities	$1,006,018	$31,950	$18,773	$—	$1,056,741
Due to Mohegan Tribe	—	—	10,850	—	10,850
Long-term debt and capital leases, net of current portions	823,951	—	—	—	823,951
Relinquishment liability, net of current portion	110,348	—	—	—	110,348
Intercompany payables	—	509,799	12,909	(522,708)	—
Other long-term liabilities	2,582	—	—	—	2,582
Total liabilities	1,942,899	541,749	42,532	(522,708)	2,004,472
Mohegan Tribal Gaming Authority capital	196,719	76,713	4,553	(81,582)	196,403
Non-controlling interests	—	—	—	2,321	2,321
Total liabilities and capital	$2,139,618	$618,462	$47,085	$(601,969)	$2,203,196
________________________

(1)	Includes the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2010
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,298,112	$65	$255,025	$255,090	$19,951	$—	$1,573,153
Intercompany receivables	492,653	—	12,238	12,238	—	(504,891)	—
Investment in subsidiaries	101,966	—	2,473	2,473	—	(104,439)	—
Other intangible assets, net	120,850	4,086	281,811	285,897	—	—	406,747
Other assets, net	124,333	321	72,109	72,430	23,960	—	220,723
Total assets	$2,137,914	$4,472	$623,656	$628,128	$43,911	$(609,330)	$2,200,623
LIABILITIES AND CAPITAL
Current liabilities	$244,591	$1,731	$32,093	$33,824	$16,633	$—	$295,048
Due to Mohegan Tribe	—	—	—	—	10,000	—	10,000
Long-term debt and capital leases, net of current portions	1,601,471	—	—	—	—	—	1,601,471
Relinquishment liability, net of current portion	161,692	—	—	—	—	—	161,692
Intercompany payables	—	—	492,653	492,653	12,238	(504,891)	—
Other long-term liabilities	368	—	—	—	—	—	368
Total liabilities	2,008,122	1,731	524,746	526,477	38,871	(504,891)	2,068,579
Mohegan Tribal Gaming Authority capital	129,792	2,741	98,910	101,651	5,040	(107,007)	129,476
Non-controlling interests	—	—	—	—	—	2,568	2,568
Total liabilities and capital	$2,137,914	$4,472	$623,656	$628,128	$43,911	$(609,330)	$2,200,623
 ________________________

(1)	Includes the Pennsylvania Entities, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Fiscal Year Ended September 30, 2011
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$1,112,021	$308,274	$—	$(1,916)	$1,418,379
Operating costs and expenses:
Gaming and other operations	656,319	225,405	—	(1,916)	879,808
Advertising, general and administrative	183,246	31,491	3,959	—	218,696
Depreciation and amortization	69,388	20,644	—	—	90,032
Severance	244	—	—	—	244
Relinquishment liability reassessment	(8,805)	—	—	—	(8,805)
Total operating costs and expenses	900,392	277,540	3,959	(1,916)	1,179,975
Income (loss) from operations	211,629	30,734	(3,959)	—	238,404
Accretion of discount to the relinquishment liability	(11,366)	—	—	—	(11,366)
Interest expense, net of capitalized interest	(60,859)	(54,713)	(2,798)	660	(117,710)
Loss on interests in subsidiaries	(25,311)	(2,053)	—	27,364	—
Other income (expense), net	(116)	721	2,570	(660)	2,515
Net income (loss)	113,977	(25,311)	(4,187)	27,364	111,843
Loss attributable to non-controlling interests	—	—	—	2,134	2,134
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$113,977	$(25,311)	$(4,187)	$29,498	$113,977
 ________________________

(1)	Includes the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Year Ended September 30, 2010
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$1,153,194	$5,180	$265,439	$270,619	$(2)	$(1,849)	$1,421,962
Operating costs and expenses:
Gaming and other operations	717,495	3,627	197,570	201,197	—	(1,849)	916,843
Advertising, general and administrative	190,401	1,503	28,467	29,970	3,988	—	224,359
Depreciation and amortization	74,337	248	22,704	22,952	—	—	97,289
Severance	9,865	—	—	—	—	—	9,865
Pre-opening	42	—	2,740	2,740	—	—	2,782
Impairment of Project Horizon	58,079	—	—	—	—	—	58,079
Relinquishment liability reassessment	(26,512)	—	—	—	—	—	(26,512)
Total operating costs and expenses	1,023,707	5,378	251,481	256,859	3,988	(1,849)	1,282,705
Income (loss) from operations	129,487	(198)	13,958	13,760	(3,990)	—	139,257
Accretion of discount to the relinquishment liability	(15,426)	—	—	—	—	—	(15,426)
Interest expense, net of capitalized interest	(63,822)	(25)	(50,863)	(50,888)	(2,699)	625	(116,784)
Loss on early extinguishment of debt	(1,584)	—	—	—	—	—	(1,584)
Loss on interests in subsidiaries	(37,804)	—	(2,099)	(2,099)	—	39,903	—
Other income (expense), net	(1,139)	—	1,345	1,345	2,410	(625)	1,991
Net income (loss)	9,712	(223)	(37,659)	(37,882)	(4,279)	39,903	7,454
Loss attributable to non-controlling interests	—	—	78	78	—	2,180	2,258
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$9,712	$(223)	$(37,581)	$(37,804)	$(4,279)	$42,083	$9,712
  ________________________

(1)	Includes the Pennsylvania Entities, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Year Ended September 30, 2009
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries (1)	WTG Non-100% Owned Guarantor Subsidiary	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$1,199,565	$4,558	$252,691	$—	$257,249	$(12)	$(1,685)	$1,455,117
Operating costs and expenses:
Gaming and other operations	742,648	3,418	187,230	—	190,648	—	(1,685)	931,611
Advertising, general and administrative	186,764	1,498	28,504	1,360	31,362	4,751	—	222,877
Depreciation and amortization	76,743	392	26,144	—	26,536	—	—	103,279
Pre-opening	58	—	224	—	224	—	—	282
Relinquishment liability reassessment	(45,678)	—	—	—	—	—	—	(45,678)
Total operating costs and expenses	960,535	5,308	242,102	1,360	248,770	4,751	(1,685)	1,212,371
Income (loss) from operations	239,030	(750)	10,589	(1,360)	8,479	(4,763)	—	242,746
Accretion of discount to the relinquishment liability	(20,425)	—	—	—	—	—	—	(20,425)
Interest expense, net of capitalized interest	(61,171)	(81)	(47,589)	(645)	(48,315)	(1,459)	1,256	(109,689)
Gain on early extinguishment of debt	8,466	—	—	—	—	—	—	8,466
Loss on interests in subsidiaries	(39,403)	—	(1,901)	—	(1,901)	—	41,304	—
Other income (expense), net	(7,153)	—	1,613	721	2,334	2,329	(1,256)	(3,746)
Net income (loss)	119,344	(831)	(37,288)	(1,284)	(39,403)	(3,893)	41,304	117,352
Loss attributable to non-controlling interests	—	—	—	—	—	14	1,978	1,992
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$119,344	$(831)	$(37,288)	$(1,284)	$(39,403)	$(3,879)	$43,282	$119,344
________________________

(1)	Includes the Pennsylvania Entities, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30, 2011
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$149,111	$49,528	$(4,361)	$—	$194,278
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(37,530)	(14,463)	—	—	(51,993)
Other cash flows provided by (used in) investing activities	35,936	1	(656)	(35,465)	(184)
Net cash flows used in investing activities	(1,594)	(14,462)	(656)	(35,465)	(52,177)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings-revolving loan	431,000	—	—	—	431,000
Bank Credit Facility repayments-revolving loan	(423,000)	—	—	—	(423,000)
Line of Credit borrowings	525,913	—	—	—	525,913
Line of Credit repayments	(533,300)	—	—	—	(533,300)
Principal portion of relinquishment liability payments	(42,644)	—	—	—	(42,644)
Distributions to Mohegan Tribe	(47,050)	—	—	—	(47,050)
Other cash flows provided by (used in) financing activities	(8,564)	(36,452)	4,808	35,465	(4,743)
Net cash flows provided by (used in) financing activities	(97,645)	(36,452)	4,808	35,465	(93,824)
Net increase (decrease) in cash and cash equivalents	49,872	(1,386)	(209)	—	48,277
Cash and cash equivalents at beginning of year	39,146	24,317	434	—	63,897
Cash and cash equivalents at end of year	$89,018	$22,931	$225	$—	$112,174
________________________

(1)	Includes the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Year Ended September 30, 2010
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$128,741	$(203)	$44,760	$44,557	$(2,792)	$—	$170,506
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(29,865)	(3)	(18,227)	(18,230)	—	—	(48,095)
Payment of table game certificate fee	—	—	(16,500)	(16,500)	—	—	(16,500)
Other cash flows provided by (used in) investing activities	4,604	—	1,161	1,161	(831)	(4,418)	516
Net cash flows used in investing activities	(25,261)	(3)	(33,566)	(33,569)	(831)	(4,418)	(64,079)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	368,000	—	—	—	—	—	368,000
Bank Credit Facility repayments - revolving loan	(407,000)	—	—	—	—	—	(407,000)
Bank Credit Facility repayments - term loan	(147,000)	—	—	—	—	—	(147,000)
Line of Credit borrowings	531,580	—	—	—	—	—	531,580
Line of Credit repayments	(536,373)	—	—	—	—	—	(536,373)
Proceeds from issuance of Second Lien Senior Secured Notes, net of discount	192,468	—	—	—	—	—	192,468
Principal portion of relinquishment liability payments	(39,939)	—	—	—	—	—	(39,939)
Distributions to Mohegan Tribe	(61,500)	—	—	—	—	—	(61,500)
Capitalized debt issuance costs	(8,179)	—	—	—	—	—	(8,179)
Other cash flows provided by (used in) financing activities	(1,693)	232	(5,704)	(5,472)	3,496	4,418	749
Net cash flows provided by (used in) financing activities	(109,636)	232	(5,704)	(5,472)	3,496	4,418	(107,194)
Net increase (decrease) in cash and cash equivalents	(6,156)	26	5,490	5,516	(127)	—	(767)
Cash and cash equivalents at beginning of year	45,302	(75)	18,876	18,801	561	—	64,664
Cash and cash equivalents at end of year	$39,146	$(49)	$24,366	$24,317	$434	$—	$63,897
 ________________________

(1)	Includes the Pennsylvania Entities, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Fiscal Year Ended September 30, 2009
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries (1)	WTG Non 100% Owned Guarantor Subsidiary	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$142,635	$(803)	$34,947	$(2)	$34,142	$(6,580)	$—	$170,197
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(141,043)	—	(36,191)	—	(36,191)	—	—	(177,234)
Proceeds from amendment to the purchase agreement for Mohegan Sun at Pocono Downs	20,063	—	—	—	—	—	—	20,063
Other cash flows provided by (used in) investing activities	5,851	—	2,384	(745)	1,639	(1,056)	(6,617)	(183)
Net cash flows used in investing activities	(115,129)	—	(33,807)	(745)	(34,552)	(1,056)	(6,617)	(157,354)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	1,052,000	—	—	—	—	—	—	1,052,000
Bank Credit Facility repayments - revolving loan	(486,000)	—	—	—	—	—	—	(486,000)
Bank Credit Facility borrowings - term loan	(153,000)	—	—	—	—	—	—	(153,000)
Salishan-Mohegan Bank Credit Facility borrowings - revolving loan	—	—	—	—	—	2,250	—	2,250
Salishan-Mohegan Bank Credit Facility repayments - revolving loan	—	—	—	—	—	(10,000)	—	(10,000)
Line of Credit borrowings	547,230	—	—	—	—	—	—	547,230
Line of Credit repayments	(537,987)	—	—	—	—	—	—	(537,987)
Borrowings from Mohegan Tribe	—	—	—	—	—	10,000	—	10,000
Payments on long-term debt	(335,806)	(1,000)	—	—	(1,000)	—	—	(336,806)
Principal portion of relinquishment liability payments	(39,602)	—	—	—	—	—	—	(39,602)
Distributions to Mohegan Tribe	(71,500)	—	—	—	—	—	—	(71,500)
Capitalized debt issuance costs	(9,810)	—	—	—	—	—	—	(9,810)
Other cash flows provided by (used in) financing activities	(2,459)	1,741	(8,782)	771	(6,270)	3,958	6,617	1,846
Net cash flows provided by (used in) financing activities	(36,934)	741	(8,782)	771	(7,270)	6,208	6,617	(31,379)
Net increase (decrease) in cash and cash equivalents	(9,428)	(62)	(7,642)	24	(7,680)	(1,428)	—	(18,536)
Cash and cash equivalents at beginning of year	54,730	(13)	26,322	172	26,481	1,989	—	83,200
Cash and cash equivalents at end of year	$45,302	$(75)	$18,680	$196	$18,801	$561	$—	$64,664

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 ________________________

(1)	Includes the Pennsylvania Entities, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2011, 2010 and 2009
(in thousands)

	Column A	Column B	Column C	Column D
	Balances at Beginning of Year	Charges to Costs and Expenses	Deductions from Reserves (1)	Balances at End of Year
Description:
Fiscal Year ended September 30, 2011
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$29,588	$3,128	$1,979	$30,737
Fiscal Year Ended September 30, 2010
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$37,880	$2,551	$10,843	$29,588
Fiscal Year ended September 30, 2009
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$28,566	$9,937	$623	$37,880
 ________________________

(1)	Deductions from reserves include write-off of uncollectible accounts, net of recoveries of accounts previously written-off.

S- 1

EXHIBIT INDEX

Exhibit No.	Description
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

10.13	Development Agreement, dated as of September 21, 2004, between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC (filed as Exhibit 10.31 to the 2004 Form S-4 and incorporated by reference herein).

10.14
Management Agreement, dated as of October 21, 2004, between the Menominee Indian Tribe of Wisconsin, the Menominee Kenosha Gaming Authority and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.35 to the 2004 Form S-4 and incorporated by reference herein).

10.15
The Mohegan Retirement and 401(k) Plan Trust Agreement, dated as of July 1, 2005, between the Mohegan Tribe of Indians of Connecticut and Merrill Lynch Trust Company, FSB (filed as Exhibit 10.30 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed with the SEC on December 9, 2005 and incorporated by reference herein).*

10.16
Employment Agreement, dated as of July 28, 2006, between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on August 3, 2006 and incorporated by reference herein).*

10.17
Employment Agreement, dated as of July 28, 2006, between the Mohegan Tribal Gaming Authority and Jeffrey E. Hartmann (filed as Exhibit 10.2 to the Authority’s Form 8-K, filed with the SEC on August 3, 2006 and incorporated by reference herein).*

Exhibit No.	Description
10.18
Employment Agreement, dated as of July 28, 2006, between the Mohegan Tribal Gaming Authority and Leo M. Chupaska (filed as Exhibit 10.3 to the Authority’s Form 8-K, filed with the SEC on August 3, 2006 and incorporated by reference herein).*

10.19
Second Amended and Restated Loan Agreement, dated as of March 9, 2007, between the Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on March 15, 2007 and incorporated by reference herein).

10.20
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

10.21
Amendment to Employment Agreement, dated as of February 4, 2008, between the Mohegan Tribal Gaming Authority and Leo M. Chupaska (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on February 8, 2008 and incorporated by reference herein).*

10.22
Third Amended and Restated Loan Agreement, dated as of December 10, 2008, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on December 15, 2008 and incorporated by reference herein).

10.23
Amended Employment Agreement, dated as of February 23, 2009, between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on February 27, 2009 and incorporated by reference herein).*

10.24
Amended Employment Agreement, dated as of February 23, 2009, between the Mohegan Tribal Gaming Authority and Jeffrey E. Hartmann (filed as Exhibit 10.2 to the Authority’s Form 8-K, filed with the SEC on February 27, 2009 and incorporated by reference herein).*

10.25
Amended Employment Agreement, executed February 23, 2009, by and between the Mohegan Tribal Gaming Authority and Leo M. Chupaska (filed as Exhibit 10.3 to the Form 8-K filed with the SEC on February 27, 2009 and incorporated by reference herein).*

10.26
Employment Agreement, dated as of April 2, 2009, between Downs Racing, L.P. and Robert J. Soper (filed as Exhibit 10.4 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the SEC on May 15, 2009 and incorporated by reference herein).*

10.27
Collateral Agency and Intercreditor Agreement, dated as of October 26, 2009, between the Mohegan Tribal Gaming Authority, the Guarantors (as defined therein), Bank of America, N.A., as Administrative Agent for the first lien secured parties, U.S. Bank National Association, as trustee under the Indenture and U.S. Bank National Association, as Collateral Agent for the second lien secured parties (filed as Exhibit 10.35 to the 2009 Form 10-K and incorporated by reference herein).

Exhibit No.	Description
10.28
Amendment No. 1 to the Third Amended and Restated Loan Agreement, dated as of October 26, 2009, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.36 to the 2009 Form 10-K and incorporated by reference herein).

10.29
Amendment to Employment Agreement, dated as of December 30, 2010, between the Mohegan Tribal Gaming Authority and Robert J. Soper (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010, filed with the SEC on February 14, 2011 and incorporated by reference herein).*

10.30
Employment Agreement, effective as of September 1, 2011, between the Mohegan Tribal Gaming Authority and Mario C. Kontomerkos (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on September 8, 2011 and incorporated by reference herein).*

12.1	Statement regarding computation of ratio of earnings to fixed charges (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS**	XBRL Instance Document (filed herewith).

101.SCH**	XBRL Taxonomy Extension Schema (filed herewith).

101.CAL**	XBRL Taxonomy Calculation Linkbase (filed herewith).

101.DEF**	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB**	XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
 ________________________

*	Management contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.