Form 10-Q
period 2011-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2012-02-15
CIK 1005276

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011 FILED ON FEBRUARY 15, 2012 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31, 2011	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$91,742	$112,174
Restricted cash	771	2,002
Receivables, net	23,744	20,471
Inventories	14,191	14,028
Other current assets	29,017	27,227
Total current assets	159,465	175,902
Non-current assets:
Property and equipment, net	1,523,736	1,529,595
Goodwill	39,459	39,459
Other intangible assets, net	406,235	406,338
Other assets, net	52,038	51,902
Total assets	$2,180,933	$2,203,196
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$777,351	$800,250
Current portion of relinquishment liability	74,027	67,911
Due to Mohegan Tribe	11,250	10,850
Current portion of capital leases	713	707
Trade payables	15,217	17,452
Construction payables	5,410	8,892
Accrued interest payable	28,557	28,580
Other current liabilities	136,300	132,949
Total current liabilities	1,048,825	1,067,591
Non-current liabilities:
Long-term debt, net of current portion	819,377	819,316
Relinquishment liability, net of current portion	98,964	110,348
Capital leases, net of current portion	4,455	4,635
Other long-term liabilities	2,762	2,582
Total liabilities	1,974,383	2,004,472
Commitments and Contingencies
Capital:
Retained earnings	204,404	196,403
Mohegan Tribal Gaming Authority capital	204,404	196,403
Non-controlling interests	2,146	2,321
Total capital	206,550	198,724
Total liabilities and capital	$2,180,933	$2,203,196
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2011	December 31, 2010
Revenues:
Gaming	$317,532	$307,657
Food and beverage	23,376	21,994
Hotel	9,118	8,997
Retail, entertainment and other	27,593	22,446
Gross revenues	377,619	361,094
Less-Promotional allowances	(25,743)	(25,489)
Net revenues	351,876	335,605
Operating costs and expenses:
Gaming	198,846	193,331
Food and beverage	10,836	10,045
Hotel	3,277	3,166
Retail, entertainment and other	10,755	6,213
Advertising, general and administrative	50,012	50,294
Corporate	3,479	4,536
Depreciation and amortization	20,903	23,215
Loss on disposition of assets	258	—
Severance	—	521
Total operating costs and expenses	298,366	291,321
Income from operations	53,510	44,284
Other income (expense):
Accretion of discount to the relinquishment liability	(2,062)	(2,842)
Interest income	1,030	780
Interest expense	(28,809)	(29,746)
Other income, net	4	5
Total other expense	(29,837)	(31,803)
Net income	23,673	12,481
Loss attributable to non-controlling interests	329	449
Net income attributable to Mohegan Tribal Gaming Authority	$24,002	$12,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, September 30, 2011	$198,724	$196,403	$2,321
Cumulative-effect of adoption of amendments to ASC 924 regarding jackpot liabilities	1,968	1,968	—
Contributions from members	154	—	154
Net income (loss)	23,673	24,002	(329)
Distributions to Mohegan Tribe	(17,969)	(17,969)	—
Balance, December 31, 2011	$206,550	$204,404	$2,146

Balance, September 30, 2010	$132,044	$129,476	$2,568
Contributions from members	1,301	—	1,301
Net income (loss)	12,481	12,930	(449)
Distributions to Mohegan Tribe	(4,507)	(4,507)	—
Balance, December 31, 2010	$141,319	$137,899	$3,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2011	December 31, 2010
Cash flows provided by (used in) operating activities:
Net income	$23,673	$12,481
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	20,903	23,215
Accretion of discount to the relinquishment liability	2,062	2,842
Cash paid for accretion of discount to the relinquishment liability	(1,421)	(1,929)
Amortization of debt issuance costs	1,803	1,792
Accretion of bond discount	178	158
Amortization of net deferred gain on settlement of derivative instruments	(117)	(117)
Provision for losses on receivables	364	485
Loss on disposition of assets	258	14
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(3,353)	957
Increase in inventories	(163)	(279)
Increase in other assets	(1,774)	(5,383)
Decrease in trade payables	(2,235)	(5,609)
Increase in other liabilities	7,303	6,298
Net cash flows provided by operating activities	47,481	34,925
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of decrease in construction payables of $3,482 and $8,958, respectively	(18,714)	(15,857)
Issuance of third-party loans and advances	(182)	(221)
Payments received on third-party loans	38	61
Increase in restricted cash, net	(594)	(1,333)
Proceeds from asset sales	55	33
Net cash flows used in investing activities	(19,397)	(17,317)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	67,000	96,000
Bank Credit Facility repayments - revolving loan	(97,000)	(80,000)
Salishan-Mohegan Bank Credit Facility borrowings - revolving loan	—	250
Line of Credit borrowings	139,827	137,784
Line of Credit repayments	(132,726)	(134,455)
Borrowings from Mohegan Tribe	400	—
Principal portion of relinquishment liability payments	(5,909)	(5,544)
Distributions to Mohegan Tribe	(17,969)	(4,507)
Capitalized debt issuance costs	(2,119)	(8)
Payments on capital lease obligations	(174)	(175)
Non-controlling interest contributions	154	1,301
Net cash flows (used in) provided by financing activities	(48,516)	10,646
Net (decrease) increase in cash and cash equivalents	(20,432)	28,254
Cash and cash equivalents at beginning of period	112,174	63,897
Cash and cash equivalents at end of period	$91,742	$92,151
Supplemental disclosure:
Cash paid during the period for interest	$26,967	$27,695
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
As of December 31, 2011, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”) and MTGA Gaming, LLC (“MTGA Gaming”). MBC owns and operates the Connecticut Sun, a professional basketball team in the Women's National Basketball Association (the “WNBA”). MBC currently owns a 4.2% membership interest in WNBA, LLC. Mohegan Golf owns and operates the Mohegan Sun Country Club at Pautipaug golf course in Southeastern Connecticut (“Mohegan Sun Country Club”).
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

NOTE 2—LIQUIDITY AND FINANCIAL POSITION:

The Authority has significant outstanding indebtedness and financial commitments. As of December 31, 2011, the Authority's debt totaled $1.6 billion, of which $788.6 million matures within the next twelve months, including $505.0 million outstanding under the Authority's Bank Credit Facility which matures on March 9, 2012 and the Authority's $250.0 million 2002 8% Senior Subordinated Notes which mature on April 1, 2012. In addition, a substantial amount of the Authority's other outstanding

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

indebtedness matures over the following three fiscal years. Please refer to Note 4 “Long-Term Debt” for further details regarding the Authority's debt maturities. The Authority does not anticipate that cash flows from operations and cash on hand will be sufficient to repay amounts outstanding under the Bank Credit Facility or the $250.0 million 2002 8% Senior Subordinated Notes at maturity. Accordingly, the Authority has determined that it will need to refinance such outstanding indebtedness or otherwise access the debt capital markets to replace such outstanding indebtedness prior to their maturity in order to maintain sufficient resources for its operations. In this regard, on January 24, 2012, the Authority commenced a series of refinancing transactions, including the refinancing of the Bank Credit Facility and the $250.0 million 2002 8% Senior Subordinated Notes. Please refer to Note 10 “Subsequent Events” for further details regarding the proposed refinancing transactions. However, as of the date of this filing the Authority has not yet completed these refinancing transactions. The conditions and events described above and the current uncertainty relating to the refinancing of the Authority's fiscal 2012 maturities raise substantial doubt about its ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared under the assumption that the Authority will continue as a going concern. In addition, the accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Authority be unable to continue as a going concern.

The Authority's ability to timely refinance or replace its outstanding indebtedness depends upon the willingness of banks and investors to lend to it, its credit rating and capital market conditions. The Authority may need to obtain waivers or consents from its lenders in order to execute its refinancing plans on satisfactory terms; however, the Authority can provide no assurance that it would be able to obtain such waivers or consents. If the Authority is unable to obtain waivers or consents or unable to refinance or replace the Bank Credit Facility or the $250.0 million 2002 8% Senior Subordinated Notes or any of its other outstanding indebtedness at or prior to their respective maturities, it would be in default thereof, which may result in cross-defaults under its other outstanding indebtedness. If such defaults or cross-defaults were to occur, it would allow the Authority's lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of the Authority's outstanding indebtedness. In such event, the Authority would not have sufficient available funds to repay such accelerated indebtedness and its ability to otherwise refinance or replace its outstanding indebtedness is limited. If such acceleration were to occur, the Authority can provide no assurance that it would be able to obtain the financing necessary for such repayment and may have to adopt one or more alternative strategies, such as reducing or delaying planned capital expenditures, disposing of some of its assets and/or seeking to restructure some or all of its outstanding indebtedness. Such financing strategies may not be sufficient or effected on satisfactory terms, if at all.

In addition, if the Authority's pro forma fixed charge coverage ratio, as defined under its senior and senior subordinated note indentures, was to fall below 2.0 to 1.0, it would be unable to refinance its outstanding subordinated indebtedness with senior indebtedness without waivers or consents from certain of its creditors, thus limiting the options available to the Authority to refinance or replace its outstanding indebtedness. In such event, the Authority can provide no assurance that it would be able to obtain such waivers or consents or that it would be able to refinance or replace its outstanding indebtedness or that financing options available, if any, would be on favorable or acceptable terms. As of December 31, 2011, the Authority's fixed charge coverage ratio was above 2.0 to 1.0.

On December 28, 2011, the Authority and the Tribe entered into a waiver under the Bank Credit Facility pursuant to which the lenders agreed to waive any potential default by the Authority under the Bank Credit Facility as a result of a going concern opinion issued by the Authority's independent registered public accounting firm in its report for the fiscal year ended September 30, 2011.

NOTE 3—BASIS OF PRESENTATION:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments, including normal recurring accruals and adjustments, necessary for a fair statement of the Authority's operating results for the interim period, have been included. The Authority's operating results for the three months ended December 31, 2011 are not necessarily indicative of results for the fiscal year ending September 30, 2012.

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
The Authority applies the following fair value hierarchy, which prioritizes the inputs utilized to measure fair value into three levels:

•	Level 1-Quoted prices for identical assets or liabilities in active markets;

•
Level 2-Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets or valuations based on models where the significant inputs are observable or can be corroborated by observable market data; and

•
Level 3-Valuations based on models where the significant inputs are unobservable. The unobservable inputs reflect the Authority's estimates or assumptions that market participants would utilize in pricing such assets or liabilities.

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
The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	December 31, 2011
	Carrying Value	Fair Value
Bank Credit Facility	$505,000	$479,119
2009 11 1/2% Second Lien Senior Secured Notes	$193,853	$183,750
2005 6 1/8% Senior Unsecured Notes	$250,000	$169,375
2002 8% Senior Subordinated Notes	$250,000	$161,833
2004 7 1/8% Senior Subordinated Notes	$225,000	$112,037
2005 6 7/8% Senior Subordinated Notes	$150,000	$66,188

The estimated fair values of the Authority's financing facilities and notes were based on quoted market prices or prices of similar instruments on or about December 31, 2011.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Long-Term Receivables
Long-term receivables consist primarily of receivables from affiliates and tenants. The following table presents a reconciliation of long-term receivables and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates (1)	Tenants	Total
Balance, September 30, 2011	$46,561	$1,285	$47,846
Additions:
Issuance of affiliate advances and tenant loans	1,196	—	1,196
Deductions:
Payments received	—	(38)	(38)
Balance, December 31, 2011	$47,757	$1,247	$49,004
__________

(1)
Includes interest receivable of $19.5 million and $18.4 million as of December 31, 2011 and September 30, 2011, respectively. The WTG receivables no longer accrue interest pursuant to a release and reimbursement agreement entered into in September 2010.

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Tenants	Total
Balance, September 30, 2011	$20,201	$78	$20,279
Additions:
Charges to bad debt expense	286	—	286
Deductions:
Adjustments	—	(3)	(3)
Balance, December 31, 2011	$20,487	$75	$20,562

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

In April 2010, the FASB issued guidance pertaining to accruals for casino jackpot liabilities. The new guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying such jackpot. The new guidance specifies that jackpots should be accrued and charged to revenue when the entity has the obligation to pay such jackpot and applies to both base and progressive jackpots and requires a cumulative-effect adjustment to opening retained earnings in the period of adoption. The new guidance was effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2010. The Authority adopted this guidance in its first quarter of fiscal 2012, and as such, recorded a cumulative-effect adjustment, which decreased other current liabilities and increased retained earnings by $2.0 million.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 4—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	December 31, 2011	September 30, 2011
Bank Credit Facility, due March 2012	$505,000	$535,000
2009 11 1/2% Second Lien Senior Secured Notes, due November 2017, net of discount of $6,147 and $6,325, respectively	193,853	193,675
2005 6 1/8% Senior Unsecured Notes, due February 2013	250,000	250,000
2002 8% Senior Subordinated Notes, due April 2012	250,000	250,000
2004 7 1/8% Senior Subordinated Notes, due August 2014	225,000	225,000
2005 6 7/8% Senior Subordinated Notes, due February 2015	150,000	150,000
Line of Credit, due March 2012	7,101	—
Salishan-Mohegan Bank Credit Facility, due March 2012	15,250	15,250
Mohegan Tribe Promissory Note, due March 2012	10,000	10,000
Mohegan Tribe Credit Facility, due March 2012	1,250	850
Subtotal	1,607,454	1,629,775
Plus: net deferred gain on derivative instruments sold	524	641
Long-term debt, excluding capital leases	1,607,978	1,630,416
Less: current portion of long-term debt	(788,601)	(811,100)
Long-term debt, net of current portion	$819,377	$819,316

Bank Credit Facility

In December 2008, the Authority entered into a Third Amended and Restated Bank Credit Facility. The Bank Credit Facility was amended in October 2009. As amended, the Bank Credit Facility provides for a revolving loan and letter of credit borrowing capacity of up to $675.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The Bank Credit Facility has no mandatory amortization provision and is payable in full on March 9, 2012. As of December 31, 2011, $505.0 million was drawn on the Bank Credit Facility. As of December 31, 2011, letters of credit issued under the Bank Credit Facility totaled $3.8 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, and after taking into account restrictive financial covenant requirements under the Bank Credit Facility and the Authority's Line of Credit and note indentures, the Authority had approximately $62.1 million of borrowing capacity under the Bank Credit Facility as of December 31, 2011. The Authority plans to refinance or replace the Bank Credit Facility at or prior to maturity (refer to Note 2).
Under the Bank Credit Facility, at the Authority's option, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar Rate, plus in either case, an Applicable Rate based on the Authority's total leverage ratio, as each term is defined under the Bank Credit Facility. The Authority also pays commitment fees for the unused portion of borrowing capacity under the Bank Credit Facility on a quarterly basis equal to the product obtained by multiplying the Applicable Rate for commitment fees by the average daily unused borrowing capacity for that calendar quarter. The Applicable Rate for Base Rate loans is between 1.25% and 2.75%. The Applicable Rate for Eurodollar Rate loans is between 2.50% and 4.00%. The Applicable Rate for commitment fees is between 0.20% and 0.50%. The Base Rate is the higher of Bank of America's announced Prime Rate, the Eurodollar Rate for one-month contracts plus 1.25% or the Federal Funds Rate plus 0.50%. Interest on Base Rate loans is payable quarterly in arrears. Interest on Eurodollar Rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of December 31, 2011, the Authority had $7.0 million in Base Rate loans and $498.0 million in Eurodollar Rate loans outstanding. The Base Rate loans outstanding at December 31, 2011 were based on Bank of America's Prime Rate of 3.25% plus an Applicable Rate of 2.25%. The Eurodollar Rate loans outstanding at December 31, 2011 were based on one-month Eurodollar Rates ranging from 0.27% to 0.30% plus an Applicable Rate of 3.50%. The Applicable Rate for commitment fees was 0.50% as of December 31, 2011. As of December 31, 2011 and September 30, 2011, accrued interest, including commitment fees, on the Bank Credit Facility was $932,000 and $1.0 million, respectively.
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
As of December 31, 2011, the Authority and the Tribe were in compliance with all respective covenant requirements under the Bank Credit Facility.
Senior Notes
2009 11  1/2% Second Lien Senior Secured Notes
In October 2009, the Authority issued $200.0 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.50% per annum (the “2009 Second Lien Senior Secured Notes”). The 2009 Second Lien Senior Secured Notes were issued at a price of 96.234% of par, to yield an effective interest rate of 12.25% per annum. The 2009 Second Lien Senior Secured Notes mature on November 1, 2017. The first call date for the 2009 Second Lien Senior Secured Notes is November 1, 2013. Interest on the 2009 Second Lien Senior Secured Notes is payable semi-annually on May 1st and November 1st. The 2009 Second Lien Senior Secured Notes are collateralized by a second priority lien on substantially all of the Authority's and its existing and future guarantor subsidiaries' properties and assets, and are effectively subordinated to all of the Authority's and its existing and future guarantor subsidiaries' first priority lien secured indebtedness, including borrowings under the Bank Credit Facility, to the extent of the value of the collateral securing such indebtedness. The 2009 Second Lien Senior Secured Notes rank equally in right of payment with all of the Authority's and its existing and future guarantor subsidiaries' senior indebtedness and Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing, but, to the extent of the value of the collateral securing such indebtedness, rank effectively senior to all of the Authority's and its existing and future guarantor subsidiaries' unsecured senior indebtedness, including the 2005 6 1/8% Senior Unsecured Notes and Senior and Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2009 Second Lien Senior Secured Notes rank senior to all of the Authority's and its existing and future guarantor subsidiaries' subordinated indebtedness, including the 2002 8% Senior Subordinated Notes, 2004 7 1/8% Senior Subordinated Notes and 2005 6 7/8% Senior Subordinated Notes. As of December 31, 2011 and September 30, 2011, accrued interest on the 2009 Second Lien Senior Secured Notes was $3.8 million and $9.6 million, respectively.
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

2005 6 1/8% Senior Unsecured Notes
In February 2005, the Authority issued $250.0 million Senior Unsecured Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Unsecured Notes”). The 2005 Senior Unsecured Notes mature on February 15, 2013. The 2005 Senior Unsecured Notes are callable at the Authority's option at par. Interest on the 2005 Senior Unsecured Notes is payable semi-annually on February 15th and August 15th. The 2005 Senior Unsecured Notes are uncollateralized general obligations of the Authority, and are effectively subordinated to all of the Authority's and its existing and future guarantor subsidiaries' senior secured indebtedness, including borrowings under the Bank Credit Facility and 2009 Second Lien Senior Secured Notes, to the extent of the value of the collateral securing such debt. The 2005 Senior Unsecured Notes rank equally in right of payment with the 2009 Second Lien Senior Secured Notes and Senior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing. The 2005 Senior Unsecured Notes rank senior to Junior Relinquishment Payment obligations under the Relinquishment Agreement that are then due and owing and all of the Authority's and its existing and future guarantor subsidiaries' subordinated indebtedness, including the 2002 8% Senior Subordinated Notes, 2004 7 1/8% Senior Subordinated Notes and 2005 6 7/8% Senior Subordinated Notes. As of December 31, 2011 and September 30, 2011, accrued interest on the 2005 Senior Unsecured Notes was $5.7 million and $1.9 million, respectively.
The 2005 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. Refer to Note 9 for condensed

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

consolidating financial information of the Authority and its guarantor subsidiaries and non-guarantor entities.
Senior Subordinated Notes

2002 8% Senior Subordinated Notes
In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.000% per annum (the “2002 Senior Subordinated Notes”). The 2002 Senior Subordinated Notes mature on April 1, 2012. The 2002 Senior Subordinated Notes are callable at the Authority's option at par. Interest on the 2002 Senior Subordinated Notes is payable semi-annually on April 1st and October 1st. As of December 31, 2011 and September 30, 2011, accrued interest on the 2002 Senior Subordinated Notes was $5.0 million and $10.0 million, respectively. The Authority plans to refinance or replace the 2002 Senior Subordinated Notes at or prior to maturity (refer to Note 2).
2004 7 1/8% Senior Subordinated Notes
In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). The 2004 Senior Subordinated Notes mature on August 15, 2014. The 2004 Senior Subordinated Notes are callable at the Authority's option at par. Interest on the 2004 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. As of December 31, 2011 and September 30, 2011, accrued interest on the 2004 Senior Subordinated Notes was $6.0 million and $2.0 million, respectively.
2005 6 7/8% Senior Subordinated Notes
In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The 2005 Senior Subordinated Notes mature on February 15, 2015. The 2005 Senior Subordinated Notes are callable at the Authority's option at par. Interest on the 2005 Senior Subordinated Notes is payable semi-annually on February 15th and August 15th. As of December 31, 2011 and September 30, 2011, accrued interest on the 2005 Senior Subordinated Notes was $3.9 million and $1.3 million, respectively.

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
The senior and senior subordinated note indentures contain certain non-financial and financial covenant requirements with which the Authority and the Tribe must comply. The non-financial covenant requirements include, among other things, reporting obligations, compliance with laws and regulations, maintenance of licenses and insurances and continued existence of the Authority. The financial covenant requirements include, among other things, limitations on the Authority's ability to make restricted payments, as defined under the note indentures, and incur additional indebtedness. Under these financial covenant requirements, the Authority is generally able to make restricted payments, including distributions to the Tribe, and incur additional indebtedness that otherwise may be restricted, provided the Authority's pro forma fixed charge coverage ratio is at least 2.0 to 1.0. If the Authority's pro forma fixed charge coverage ratio was to fall below 2.0 to 1.0, its ability to make restricted payments and incur additional indebtedness would be limited and subject to other applicable exceptions under the note indentures. Additionally, while the Authority may continue to borrow under the Bank Credit Facility pursuant to exceptions contained in the note indentures, its ability to incur other additional indebtedness to raise capital also would be limited. Further, if the Authority's pro forma fixed charge coverage ratio was to fall below 2.0 to 1.0, the Authority would be unable to refinance or replace its outstanding subordinated indebtedness with senior indebtedness without waivers or consents from certain of its creditors, thus limiting the options available to the Authority to refinance or replace its outstanding indebtedness. In such event, the Authority can provide no assurance that it would be able to obtain such waivers or consents or that it would be able to refinance or replace its outstanding indebtedness or that financing options available, if any, would be on favorable or acceptable terms. As of December 31, 2011, the Authority's fixed charge coverage ratio was above 2.0 to 1.0.
As of December 31, 2011, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.

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
Line of Credit
As of December 31, 2011, the Authority had a $16.5 million revolving loan agreement with Bank of America, N.A. (the “Line of Credit”). The Line of Credit matures on March 9, 2012. Under the Line of Credit, at the Authority's option, each advance accrues interest on the basis of a one-month Eurodollar Rate or Prime Rate, plus in either case, an Applicable Rate based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations. As of December 31, 2011, the Authority had $7.1 million in Eurodollar Rate loans outstanding, which were based on a one-month Eurodollar Rate of 0.28% plus an Applicable Rate of 3.0%. The Line of Credit subjects the Authority to certain covenants, including a covenant to maintain at least the Line of Credit commitment amount available for borrowing under the Bank Credit Facility. As of December 31, 2011, the Authority was in compliance with all covenant requirements under the Line of Credit and had $9.4 million of borrowing capacity thereunder. The Authority has commenced discussions with Bank of America, N.A. to extend the maturity date of the Line of Credit; however, it can provide no assurance of the terms of such extension or whether such extension will be granted. As of December 31, 2011 and September 30, 2011, accrued interest on the Line of Credit was $8,000 and $7,000, respectively.
Salishan-Mohegan Bank Credit Facility
As of December 31, 2011, Salishan-Mohegan had a fully drawn $15.25 million revolving loan agreement with Bank of America, N.A. (the “Salishan-Mohegan Bank Credit Facility”). The Salishan-Mohegan Bank Credit Facility matures on March 9, 2012. Under the Salishan-Mohegan Bank Credit Facility, at the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a Base Rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar Rate, plus in either case, an Applicable Rate, as defined under the Salishan-Mohegan Bank Credit Facility. The Applicable Rate is 2.50% for Base Rate loans and 3.50% for Eurodollar Rate loans. The Base Rate is the higher of Bank of America's announced Prime Rate or the Federal Funds Rate plus 0.50%. The Salishan-Mohegan Bank Credit Facility has no mandatory amortization provision and is payable in full at maturity. The Salishan-Mohegan Bank Credit Facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan-Mohegan Bank Credit Facility also are guaranteed by the Tribe. The Salishan-Mohegan Bank Credit Facility subjects Salishan-Mohegan to certain covenant requirements customarily found in loan agreements for similar transactions. As of December 31, 2011, Salishan-Mohegan was in compliance with all respective covenant requirements under the Salishan-Mohegan Bank Credit Facility. The Authority has commenced discussions with Bank of America, N.A. to extend the maturity date of the Salishan-Mohegan Bank Credit Facility; however, it can provide no assurance of the terms of such extension or whether such extension will be granted.
As of December 31, 2011, Salishan-Mohegan had $15.25 million in Eurodollar Rate loans and no Base Rate loan outstanding. The Eurodollar Rate loans outstanding at December 31, 2011 were based on a one-month Eurodollar Rate of 0.28% plus an Applicable Rate of 3.50%. As of December 31, 2011 and September 30, 2011, accrued interest on the Salishan-Mohegan Bank Credit Facility was $21,000 and $19,000, respectively.
Mohegan Tribe Promissory Note
In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “Mohegan Tribe Promissory Note”). The Mohegan Tribe Promissory Note matures on March 31, 2012. The Mohegan Tribe Promissory Note accrues interest at an annual rate of 15.0%. Under the terms of the Mohegan Tribe Promissory Note, as amended, accrued interest from November 2009 through October 2010 was paid at a monthly rate of 3.0%, with the remaining 12.0% due at maturity; and from November 2010 through maturity, all accrued interest under the Mohegan Tribe Promissory Note is payable at maturity. The Authority has commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe Promissory Note; however, it can provide no assurance of the terms of such extension or whether such extension will be granted. As of December 31, 2011 and September 30, 2011, accrued interest on the Mohegan Tribe Promissory Note was $3.1 million and $2.7 million, respectively.
Mohegan Tribe Credit Facility
As of December 31, 2011, Salishan-Mohegan had a $1.75 million revolving loan agreement with the Tribe (the “Mohegan Tribe Credit Facility”). The Mohegan Tribe Credit Facility matures on March 31, 2012. The Mohegan Tribe Credit Facility accrues interest at an annual rate of 15.0% payable at maturity. The Authority has commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe Credit Facility; however, it can provide no assurance of the terms of such extension or whether such extension will be granted. As of December 31, 2011, Salishan-Mohegan had $1.25 million drawn on the Mohegan Tribe

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Credit Facility and $500,000 of borrowing capacity thereunder. As of December 31, 2011 and September 30, 2011, accrued interest on the Mohegan Tribe Credit Facility was $89,000 and $47,000, respectively.

NOTE 5—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $18.0 million and $4.5 million for the three months ended December 31, 2011 and 2010, respectively.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services totaling $6.8 million and $6.9 million for the three months ended December 31, 2011 and 2010, respectively.
The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $5.4 million and $5.2 million for the three months ended December 31, 2011 and 2010, respectively.
The Authority incurred interest expense associated with the Mohegan Tribe Promissory Note totaling $378,000 for each of the three months ended December 31, 2011 and 2010.
The Authority incurred interest expense associated with the Mohegan Tribe Credit Facility totaling $42,000 for the three months ended December 31, 2011.

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
The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $43.4 million and $43.1 million for the three months ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and September 30, 2011, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $14.6 million and $15.3 million, respectively.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $33.5 million and $30.8 million for the three months ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and September 30, 2011, outstanding Pennsylvania Slot Machine Tax payments totaled $6.9 million and $4.8 million, respectively.
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
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.8 million and $ 1.6 million for the three months ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and September 30, 2011, outstanding Pennsylvania Table Game Tax payments totaled $135,000 and $87,000, respectively.
Pennsylvania Regulatory Fee
Slot machine licensees in the Commonwealth of Pennsylvania are required to reimburse state gaming regulatory agencies for various administrative and operating expenses (“Pennsylvania Regulatory Fee”) at a rate of 1.5% of gross revenues from slot machines and table games.
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $1.3 million and $1.2 million for the three months ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and September 30, 2011, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $159,000 and $106,000, respectively.
Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which also are to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 approved gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 10 of the 14 approved gaming facilities have commenced operations. As of December 31, 2011, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee. The Authority reflected expenses associated with this repayment schedule totaling $169,000 for the three months ended December 31, 2011.
Horsemen’s Agreement
Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Entities through December 31, 2014. As of December 31, 2011 and September 30, 2011, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $7.6 million and $9.2 million, respectively.
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

The Authority reflected payments associated with the Priority Distribution Agreement totaling $4.6 million and $4.5 million for the three months ended December 31, 2011 and 2010, respectively.
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
As of December 31, 2011 and September 30, 2011, the carrying amount of the relinquishment liability was $173.0 million and $178.3 million, respectively. The decrease in the relinquishment liability during the three months ended December 31, 2011 was due to $7.3 million in relinquishment payments. This reduction in the liability was offset by $2.0 million representing the accretion of discount to the relinquishment liability.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Relinquishment payments consisted of the following (in millions):

	For the Three Months Ended
	December 31, 2011	December 31, 2010
Principal	$5.9	$5.5
Accretion of discount	1.4	1.9
Total	$7.3	$7.4
The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of December 31, 2011 and September 30, 2011, relinquishment payments earned but unpaid were $20.4 million and $14.7 million, respectively.

NOTE 8—SEGMENT REPORTING:
As of December 31, 2011, the Authority owns and operates either directly or through wholly-owned subsidiaries Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club (collectively, the “Connecticut Entities”), and the Pennsylvania Entities. All of the Authority's revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Entities and the Pennsylvania Entities on a separate basis. The Authority, therefore, believes that it has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Entities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania Entities. The following tables provide financial information related to each segment (in thousands):

	For the Three Months Ended
	December 31, 2011	December 31, 2010
Net revenues:
Mohegan Sun	$273,898	$263,830
Mohegan Sun at Pocono Downs	77,978	71,775
Total	351,876	335,605
Income (loss) from operations:
Mohegan Sun	46,993	42,544
Mohegan Sun at Pocono Downs	10,032	6,319
Corporate	(3,515)	(4,579)
Total	53,510	44,284
Accretion of discount to the relinquishment liability	(2,062)	(2,842)
Interest income	1,030	780
Interest expense	(28,809)	(29,746)
Other income, net	4	5
Net income	23,673	12,481
Loss attributable to non-controlling interests	329	449
Net income attributable to Mohegan Tribal Gaming Authority	$24,002	$12,930

	For the Three Months Ended
	December 31, 2011	December 31, 2010
Capital expenditures incurred:
Mohegan Sun	$13,984	$5,411
Mohegan Sun at Pocono Downs	1,248	1,488
Total	$15,232	$6,899

	December 31, 2011	September 30, 2011
Total assets:
Mohegan Sun	$1,521,913	$1,505,210
Mohegan Sun at Pocono Downs	583,323	584,267
Corporate	75,697	113,719
Total	$2,180,933	$2,203,196

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 9—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of December 31, 2011, substantially all of the Authority's outstanding debt, including its Bank Credit Facility, 2009 Second Lien Senior Secured Notes, 2005 Senior Unsecured Notes, 2002 Senior Subordinated Notes, 2004 Senior Subordinated Notes and 2005 Senior Subordinated Notes, is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. The Authority's 2001 8 3/8% Senior Subordinated Notes, which were repaid at maturity on July 1, 2011, were fully and unconditionally guaranteed by MBC. In September 2010, Mohegan Ventures, LLC, a subsidiary of the Tribe, surrendered its membership interest in WTG to MVW. Accordingly, MVW now holds 100% membership interest in WTG. Separate financial statements and other disclosures concerning the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 8 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its guarantor subsidiaries and non-guarantor entities as of December 31, 2011 and September 30, 2011 and for the three months ended December 31, 2011 and 2010 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2011
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,259,623	$244,162	$19,951	$—	$1,523,736
Intercompany receivables	513,368	13,104	—	(526,472)	—
Investment in subsidiaries	72,946	2,064	—	(75,010)	—
Other intangible assets, net	120,708	285,527	—	—	406,235
Other assets, net	149,638	73,774	27,550	—	250,962
Total assets	$2,116,283	$618,631	$47,501	$(601,482)	$2,180,933
LIABILITIES AND CAPITAL
Current liabilities	$986,005	$32,630	$18,940	$—	$1,037,575
Due to Mohegan Tribe	—	—	11,250	—	11,250
Long-term debt and capital leases, net of current portions	823,832	—	—	—	823,832
Relinquishment liability, net of current portion	98,964	—	—	—	98,964
Intercompany payables	—	513,369	13,103	(526,472)	—
Other long-term liabilities	2,762	—	—	—	2,762
Total liabilities	1,911,563	545,999	43,293	(526,472)	1,974,383
Mohegan Tribal Gaming Authority capital	204,720	72,632	4,208	(77,156)	204,404
Non-controlling interests	—	—	—	2,146	2,146
Total liabilities and capital	$2,116,283	$618,631	$47,501	$(601,482)	$2,180,933
___________
(1)   Includes the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	September 30, 2011
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,263,876	$245,768	$19,951	$—	$1,529,595
Intercompany receivables	509,799	12,909	—	(522,708)	—
Investment in subsidiaries	77,028	2,233	—	(79,261)	—
Other intangible assets, net	120,737	285,601	—	—	406,338
Other assets, net	168,178	71,951	27,134	—	267,263
Total assets	$2,139,618	$618,462	$47,085	$(601,969)	$2,203,196
LIABILITIES AND CAPITAL
Current liabilities	$1,006,018	$31,950	$18,773	$—	$1,056,741
Due to Mohegan Tribe	—	—	10,850	—	10,850
Long-term debt and capital leases, net of current portions	823,951	—	—	—	823,951
Relinquishment liability, net of current portion	110,348	—	—	—	110,348
Intercompany payables	—	509,799	12,909	(522,708)	—
Other long-term liabilities	2,582	—	—	—	2,582
Total liabilities	1,942,899	541,749	42,532	(522,708)	2,004,472
Mohegan Tribal Gaming Authority capital	196,719	76,713	4,553	(81,582)	196,403
Non-controlling interests	—	—	—	2,321	2,321
Total liabilities and capital	$2,139,618	$618,462	$47,085	$(601,969)	$2,203,196
___________

(1)	Includes the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months Ended December 31, 2011
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$273,781	$78,096	$—	$(1)	$351,876
Operating costs and expenses:
Gaming and other operations	167,132	56,583	—	(1)	223,714
Advertising, general and administrative	44,803	8,012	676	—	53,491
Depreciation and amortization	16,886	4,017	—	—	20,903
(Gain) loss on disposition of assets	(21)	279	—	—	258
Total operating costs and expenses	228,800	68,891	676	(1)	298,366
Income (loss) from operations	44,981	9,205	(676)	—	53,510
Accretion of discount to the relinquishment liability	(2,062)	—	—	—	(2,062)
Interest expense	(14,507)	(13,737)	(736)	171	(28,809)
Loss on interests in subsidiaries	(4,671)	(316)	—	4,987	—
Other income, net	261	177	767	(171)	1,034
Net income (loss)	24,002	(4,671)	(645)	4,987	23,673
Loss attributable to non-controlling interests	—	—	—	329	329
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$24,002	$(4,671)	$(645)	$5,316	$24,002
___________

(1)	Includes the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Three Months Ended December 31, 2010
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$263,821	$10	$71,775	$71,785	$—	$(1)	$335,605
Operating costs and expenses:
Gaming and other operations	160,061	324	52,371	52,695	—	(1)	212,755
Advertising, general and administrative	45,843	186	7,888	8,074	913	—	54,830
Depreciation and amortization	17,758	47	5,410	5,457	—	—	23,215
Severance	521	—	—	—	—	—	521
Total operating costs and expenses	224,183	557	65,669	66,226	913	(1)	291,321
Income (loss) from operations	39,638	(547)	6,106	5,559	(913)	—	44,284
Accretion of discount to the relinquishment liability	(2,842)	—	—	—	—	—	(2,842)
Interest expense	(15,684)	(5)	(13,526)	(13,531)	(693)	162	(29,746)
Loss on interests in subsidiaries	(8,234)	—	(432)	(432)	—	8,666	—
Other income, net	52	—	170	170	725	(162)	785
Net income (loss)	12,930	(552)	(7,682)	(8,234)	(881)	8,666	12,481
Loss attributable to non-controlling interests	—	—	—	—	—	449	449
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$12,930	$(552)	$(7,682)	$(8,234)	$(881)	$9,115	$12,930
___________

(1)	Includes the Pennsylvania Entities, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31, 2011
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$31,434	$16,631	$(584)	$—	$47,481
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(16,060)	(2,654)	—	—	(18,714)
Other cash flows provided by (used in) investing activities	10,060	(627)	(173)	(9,943)	(683)
Net cash flows used in investing activities	(6,000)	(3,281)	(173)	(9,943)	(19,397)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	67,000	—	—	—	67,000
Bank Credit Facility repayments—revolving loan	(97,000)	—	—	—	(97,000)
Line of Credit borrowings	139,827	—	—	—	139,827
Line of Credit repayments	(132,726)	—	—	—	(132,726)
Principal portion of relinquishment liability payments	(5,909)	—	—	—	(5,909)
Distributions to Mohegan Tribe	(17,969)	—	—	—	(17,969)
Other cash flows provided by (used in) financing activities	(2,489)	(9,918)	725	9,943	(1,739)
Net cash flows provided by (used in) financing activities	(49,266)	(9,918)	725	9,943	(48,516)
Net increase (decrease) in cash and cash equivalents	(23,832)	3,432	(32)	—	(20,432)
Cash and cash equivalents at beginning of period	89,018	22,931	225	—	112,174
Cash and cash equivalents at end of period	$65,186	$26,363	$193	$—	$91,742
___________

(1)	Includes the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Three Months Ended December 31, 2010
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$25,381	$(225)	$12,572	$12,347	$(2,803)	$—	$34,925
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(9,729)	—	(6,128)	(6,128)	—	—	(15,857)
Other cash flows provided by (used in) investing activities	2,667	—	(1,370)	(1,370)	(196)	(2,561)	(1,460)
Net cash flows used in investing activities	(7,062)	—	(7,498)	(7,498)	(196)	(2,561)	(17,317)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	96,000	—	—	—	—	—	96,000
Bank Credit Facility repayments - revolving loan	(80,000)	—	—	—	—	—	(80,000)
Line of Credit borrowings	137,784	—	—	—	—	—	137,784
Line of Credit repayments	(134,455)	—	—	—	—	—	(134,455)
Principal portion of relinquishment liability payments	(5,544)	—	—	—	—	—	(5,544)
Distributions to Mohegan Tribe	(4,507)	—	—	—	—	—	(4,507)
Other cash flows provided by (used in) financing activities	(1,448)	261	(2,810)	(2,549)	2,804	2,561	1,368
Net cash flows provided by (used in) financing activities	7,830	261	(2,810)	(2,549)	2,804	2,561	10,646
Net increase (decrease) in cash and cash equivalents	26,149	36	2,264	2,300	(195)	—	28,254
Cash and cash equivalents at beginning of period	39,146	(49)	24,366	24,317	434	—	63,897
Cash and cash equivalents at end of period	$65,295	$(13)	$26,630	$26,617	$239	$—	$92,151
___________

(1)	Includes the Pennsylvania Entities, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 10—SUBSEQUENT EVENTS:
On January 24, 2012, the Authority announced the commencement of several refinancing transactions designed to extend the maturity dates of the Authority's outstanding debt, including (1) a private offer to exchange all of the Authority's outstanding notes for new notes and a related solicitation of consents to certain amendments to the outstanding notes and indentures governing them, (2) an amendment and restatement of the Bank Credit Facility to, among other things, reduce the size thereof from $675.0 million to $475.0 million and extend the maturity date thereof from March 9, 2012 to March 31, 2015 and (3) the issuance and sale of approximately $225.0 million in principal amount of new first lien secured debt in a private placement transaction, the proceeds of which would be utilized to reduce the size of the Bank Credit Facility. Each of these transactions is subject to numerous conditions and contingencies, which may be waived by the Authority at any time. As of the date hereof, these conditions have not yet been satisfied or waived, and the Authority cannot predict whether any or all of these transactions will be consummated on their announced terms or at all. The private exchange offers are currently scheduled to expire on February 22, 2012, subject to extensions by the Authority.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation, including gaming and tax regulation, and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, those relating to the following:

•	the financial performance of Mohegan Sun and Mohegan Sun at Pocono Downs and the Pennsylvania off-track wagering facilities;

•	our leverage and ability to meet our debt obligations and maintain compliance with financial covenant requirements;

•
the availability of financing, including the success, or lack thereof, of the refinancing transactions referenced herein and our ability to complete any or all of such transactions on the anticipated terms or at all;

•	the local, regional, national or global economic climate, including the lingering effects of the economic recession;

•	increased competition, including the expansion of gaming in New England, New York, New Jersey or Pennsylvania;

•	our dependence on existing management;

•	our ability to integrate new amenities from expansions to our facilities into our current operations and manage the expanded facilities;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations, including the limitation, denial or suspension of licenses required under gaming laws and regulations;

•	changes in applicable laws pertaining to the service of alcohol, smoking or other amenities offered at Mohegan Sun and Mohegan Sun at Pocono Downs;

•	our ability to successfully implement our diversification strategy;

•	an act of terrorism on the United States;

•	our customers' access to inexpensive transportation to our facilities and increases in oil, fuel or other transportation-related expenses; and

•	unfavorable weather conditions.
Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes beginning on page 3 of this Quarterly Report on Form 10-Q.

Sufficiency of Resources

We have significant outstanding indebtedness and financial commitments. As of December 31, 2011, our debt totaled $1.6 billion, of which $788.6 million matures within the next twelve months, including $505.0 million outstanding under our bank credit facility which matures on March 9, 2012 and our $250.0 million 8% senior subordinated notes which mature on April 1, 2012. In addition, a substantial amount of our other outstanding indebtedness matures over the following three fiscal years. We do not anticipate that cash flows from operations and cash on hand will be sufficient to repay amounts outstanding under the bank credit facility or the $250.0 million 8% senior subordinated notes at maturity. Accordingly, we have determined that we will need to refinance such outstanding indebtedness or otherwise access the debt capital markets to replace such outstanding indebtedness prior to their maturity in order to maintain sufficient resources for our operations. In this regard, on January 24, 2012, we commenced a series of refinancing transactions, including the refinancing of the bank credit facility and the $250.0 million 8% senior subordinated notes. However, as of the date of this filing we have not yet completed these refinancing transactions. The conditions and events described above and the current uncertainty relating to the refinancing of our fiscal 2012 maturities raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements have been prepared under the assumption that we will continue as a going concern. In addition, our condensed consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Our ability to timely refinance or replace our outstanding indebtedness depends upon the willingness of banks and investors to lend to us, our credit rating and capital market conditions. We may need to obtain waivers or consents from our lenders in order to execute our refinancing plans on satisfactory terms; however, we can provide no assurance that we would be able to obtain such waivers or consents. If we are unable to obtain waivers or consents or unable to refinance or replace the bank credit facility or the $250.0 million 8% senior subordinated notes or any of our other outstanding indebtedness at or prior to their respective maturities, we would be in default thereof, which may result in cross-defaults under our other outstanding indebtedness. If such defaults or cross-defaults were to occur, it would allow our lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of our outstanding indebtedness. In such event, we would not have sufficient available funds to repay such accelerated indebtedness and our ability to otherwise refinance or replace our outstanding indebtedness is limited. If such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary for such repayment and may have to adopt one or more alternative strategies, such as reducing or delaying planned capital expenditures, disposing of some of our assets and/or seeking to restructure some or all of our outstanding indebtedness. Such financing strategies may not be sufficient or effected on satisfactory terms, if at all.

In addition, if our pro forma fixed charge coverage ratio, as defined under our senior and senior subordinated note indentures, was to fall below 2.0 to 1.0, we would be unable to refinance our outstanding subordinated indebtedness with senior indebtedness without waivers or consents from certain of our creditors, thus limiting the options available to us to refinance or replace our outstanding indebtedness. In such event, we can provide no assurance that we would be able to obtain such waivers or consents or that we would be able to refinance or replace our outstanding indebtedness or that financing options available, if any, would be on favorable or acceptable terms. As of December 31, 2011, our fixed charge coverage ratio was above 2.0 to 1.0.

Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements under the bank credit facility, line of credit and note indentures, we had approximately $62.1 million of borrowing capacity under the bank credit facility as of December 31, 2011.

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

Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:
Casino of the Earth
As of December 31, 2011, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 3,230 slot machines and 180 table games, including blackjack, roulette and craps;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

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

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars; and

•	the Wolf Den, an approximately 10,000-square-foot, 400-seat lounge featuring live entertainment seven days a week.
Casino of the Sky
As of December 31, 2011, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,160 slot machines and 105 table games, including blackjack, roulette and craps;

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
As of December 31, 2011, Casino of the Wind offered:

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
Mohegan Sun at Pocono Downs
Through Downs Racing, we own and operate a gaming and entertainment facility known as Mohegan Sun at Pocono Downs located on a 400-acre site in Plains Township, Pennsylvania, and OTW facilities located in Carbondale, East Stroudsburg and Lehigh Valley, Pennsylvania. In November 2006, Mohegan Sun at Pocono Downs became the first location to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of its gaming and entertainment facility opened. In July 2008, we completed a major expansion of Mohegan Sun at Pocono Downs known as Project Sunrise, which included increased gaming, restaurant and retail space. In July 2010, Mohegan Sun at Pocono Downs opened its table game and poker operations, including additional non-smoking sections and a high-limit gaming area.
As of December 31, 2011, Mohegan Sun at Pocono Downs operates in an approximately 400,000-square-foot facility, which included the following:

•	approximately 82,000 square feet of gaming space;

•	approximately 2,330 slot machines, 66 table games, including blackjack, roulette and craps, and an 18-table poker room;

•	live harness racing and simulcast and off-track wagering;

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
Market and Competition from Other Gaming Operations

Our gaming operation at Mohegan Sun is one of only two current gaming operations in New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in Connecticut, Foxwoods Resort Casino, or Foxwoods, owned by the Mashantucket Pequot Tribe and located approximately 10 miles from Mohegan Sun. We also face competition from racino and video lottery terminal facilities in the states of Rhode Island and New York and gaming facilities in the states of New York and New Jersey. In addition, we face competition in and from the Northeastern Pennsylvania gaming market, both in the immediate market for Mohegan Sun at Pocono Downs, and for Mohegan Sun, in marketing and attracting patrons from the New York City metropolitan region. Please refer to “Part I. Item 1. Business-Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and our other reports and filings with the SEC for further details regarding current and potential competition from other gaming operations.
Explanation of Key Financial Statement Captions
There has been no material change from the explanation of key financial statement captions previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Results of Operations
Summary Operating Results
As of December 31, 2011, we own and operate either directly or through wholly-owned subsidiaries Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club, or collectively, the Connecticut entities, and the Pennsylvania entities. All of our revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut entities and the Pennsylvania entities on a separate basis. We, therefore, believe that we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut entities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania entities.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended December 31,
	2011	2010	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$273,898	$263,830	$10,068	3.8%
Mohegan Sun at Pocono Downs	77,978	71,775	6,203	8.6%
Total	$351,876	$335,605	$16,271	4.8%
Income (loss) from operations:
Mohegan Sun	$46,993	$42,544	$4,449	10.5%
Mohegan Sun at Pocono Downs	10,032	6,319	3,713	58.8%
Corporate	(3,515)	(4,579)	1,064	(23.2)%
Total	$53,510	$44,284	$9,226	20.8%
Net income attributable to Mohegan Tribal Gaming Authority	$24,002	$12,930	$11,072	85.6%
Operating margin:
Mohegan Sun	17.2%	16.1%	1.1%	6.8%
Mohegan Sun at Pocono Downs	12.9%	8.8%	4.1%	46.6%
Total	15.2%	13.2%	2.0%	15.2%

The most significant factors and trends that we believe impacted our financial performance were as follows:

•	higher table games hold percentage at Mohegan Sun;

•	changes in promotional offers designed to improve profitability;

•	strong patron response to promotional offers at Mohegan Sun at Pocono Downs;

•	additional costs related to Mohegan Sun's 15th anniversary festivities for casino patrons; and

•	continued focus on managing expenses and enhancing operating efficiencies.

Net revenues for the three months ended December 31, 2011 compared to the same period in the prior year increased as a result of increases in gaming and non-gaming revenues at both Mohegan Sun and Mohegan Sun at Pocono Downs.
Income from operations for the three months ended December 31, 2011 compared to the same period in the prior year increased primarily due to the growth in net revenues, combined with lower depreciation and Corporate expenses. The increase in income from operations also reflects changes in our promotional offers designed to improve profitability, as well as our continued focus on managing expenses and enhancing operating efficiencies.
Net income attributable to the Authority for the three months ended December 31, 2011 compared to the same period in the prior year increased primarily as a result of the growth in income from operations, combined with lower interest expense.
Mohegan Sun
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2011	2010	Variance	Percentage Variance
Gaming	$243,548	$239,724	$3,824	1.6%
Food and beverage	17,264	16,147	1,117	6.9%
Hotel	9,118	8,997	121	1.3%
Retail, entertainment and other	25,673	20,844	4,829	23.2%
Total	$295,603	$285,712	$9,891	3.5%

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended December 31,
	2011	2010
Gaming	82.4%	83.9%
Food and beverage	5.8%	5.7%
Hotel	3.1%	3.1%
Retail, entertainment and other	8.7%	7.3%
Total	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2011	2010	Variance	Percentage Variance
Slots:
Handle	$2,064,371	$2,120,579	$(56,208)	(2.7)%
Gross revenues	$170,814	$169,356	$1,458	0.9%
Net revenues	$163,776	$163,217	$559	0.3%
Free promotional slot plays (1)	$13,807	$12,370	$1,437	11.6%
Weighted average number of machines (in units)	6,238	6,404	(166)	(2.6)%
Hold percentage (gross)	8.3%	8.0%	0.3%	3.8%
Win per unit per day (gross) (in dollars)	$298	$287	$11	3.8%
Table games:
Drop	$505,391	$504,359	$1,032	0.2%
Revenues	$74,947	$71,542	$3,405	4.8%
Weighted average number of games (in units)	314	331	(17)	(5.1)%
Hold percentage (2)	14.8%	14.2%	0.6%	4.2%
Win per unit per day (in dollars)	$2,592	$2,351	$241	10.3%
Poker:
Revenues	$3,016	$2,967	$49	1.7%
Weighted average number of tables (in units)	42	42	—	—
Revenue per unit per day (in dollars)	$781	$768	$13	1.7%
__________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months ended December 31, 2011 compared to the same period in the prior year increased primarily as a result of higher table game revenues. The increase in table game revenues resulted from higher table games hold percentage, combined with the slight increase in table games drop. Slot revenues increased slightly due to the increase in slot hold percentage reflecting changes in our slot mix on the gaming floor during the period. These results also reflect the impact of changes in our promotional offers designed to improve profitability.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2011	2010	Variance	Percentage Variance
Meals served	819	846	(27)	(3.2)%
Average price per meal served (in dollars)	$16.79	$15.17	$1.62	10.7%

Food and beverage revenues for the three months ended December 31, 2011 compared to the same period in the prior year increased primarily due to the increase in the average price per meal served resulting, in part, from the July 2011 re-opening of the renovated Season's Buffet featuring expanded offerings. The reduction in the number of meals served reflects the replacement of certain Mohegan Sun-owned outlets with third-party operators and the September 2011 opening of Ballo Italian Restaurant & Social Club, a third-party restaurant.

The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2011	2010	Variance	Percentage Variance
Rooms occupied	102	103	(1)	(1.0)%
Occupancy rate	94.0%	95.4%	(1.4)%	(1.5)%
Average daily room rate (in dollars)	$86	$84	$2	2.4%
Revenue per available room (in dollars)	$81	$80	$1	1.3%

Hotel revenues for the three months ended December 31, 2011 compared to the same period in the prior year increased as a result of the increase in average daily room rate, reflecting a shift in hotel occupancy to transient guests from casino business.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2011	2010	Variance	Percentage Variance
Arena events (in events)	27	23	4	17.4%
Arena tickets	155	119	36	30.3%
Average price per Arena ticket (in dollars)	$53.22	$45.79	$7.43	16.2%

Retail, entertainment and other revenues for the three months ended December 31, 2011 compared to the same period in the prior year increased primarily due to a $3.0 million increase in entertainment revenues. The growth in entertainment revenues resulted from the increases in arena tickets sold and the average price per arena ticket. These results reflect the increase in events at the Mohegan Sun Arena during the period, including an additional headliner show. The increase in retail, entertainment and other revenues also reflects additional gasoline revenues from the September 2011 opening of our employee gas station.

Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2011	2010	Variance	Percentage Variance
Food and beverage	$7,150	$7,229	$(79)	(1.1)%
Hotel	3,627	3,968	(341)	(8.6)%
Retail, entertainment and other	10,928	10,685	243	2.3%
Total	$21,705	$21,882	$(177)	(0.8)%
The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended December 31,
	2011	2010	Variance	Percentage Variance
Food and beverage	$6,840	$7,313	$(473)	(6.5)%
Hotel	2,096	2,430	(334)	(13.7)%
Retail, entertainment and other	10,212	9,000	1,212	13.5%
Total	$19,148	$18,743	$405	2.2%

Promotional allowances for the three months ended December 31, 2011 compared to the same period in the prior year declined primarily due to lower redemptions under the Player's Club program.

Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2011	2010	Variance	Percentage Variance
Gaming	$144,782	$143,075	$1,707	1.2%
Food and beverage	8,920	8,254	666	8.1%
Hotel	3,277	3,166	111	3.5%
Retail, entertainment and other	10,459	5,910	4,549	77.0%
Advertising, general and administrative	42,477	42,498	(21)	—%
Depreciation and amortization	17,011	17,863	(852)	(4.8)%
Gain on disposition of assets	(21)	—	(21)	100.0%
Severance	—	520	(520)	(100.0)%
Total	$226,905	$221,286	$5,619	2.5%

Gaming costs and expenses for the three months ended December 31, 2011 compared to the same period in the prior year increased primarily as a result of higher costs related to Player's Club point redemptions at Mohegan Sun-owned facilities and increased promotional expenditures, resulting, in part, from our 15th anniversary festivities for casino patrons. These results were partially offset by lower payroll costs and reduced utilization of Player's Club points at third-party outlets. Expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaled $43.4 million and $43.1 million for the three months ended December 31, 2011 and 2010, respectively. Gaming costs and expenses as a percentage of gaming revenues were 59.5% and 59.7% for the three months ended December 31, 2011 and 2010, respectively.

Food and beverage costs and expenses for the three months ended December 31, 2011 compared to the same period in the prior year increased primarily due to higher cost of goods sold commensurate with the increase in food and beverage revenues. The increase in food and beverage costs and expenses also reflects decreased use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses, partially offset by reduced payroll costs.
Hotel costs and expenses for the three months ended December 31, 2011 compared to the same period in the prior year increased primarily as a result of decreased use of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses, partially offset by reduced payroll costs.
Retail, entertainment and other costs and expenses for the three months ended December 31, 2011 compared to the same period in the prior year increased primarily due to higher direct entertainment costs resulting from the increase in events at the Mohegan Sun Arena during the period, including an additional headliner show. The increase in retail, entertainment and other costs and expenses also reflects higher gasoline cost of goods sold commensurate with the increase in gasoline revenues. These results were partially offset by increased use of retail, entertainment and other complimentaries, resulting in higher amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses.
Advertising, general and administrative costs and expenses for the three months ended December 31, 2011 compared to the same period in the prior year were flat reflecting our continued focus on managing expenses.
Mohegan Sun at Pocono Downs
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2011	2010	Variance	Percentage Variance
Gaming	$73,984	$67,933	$6,051	8.9%
Food and beverage	6,112	5,847	265	4.5%
Retail, entertainment and other	1,920	1,602	318	19.9%
Total	$82,016	$75,382	$6,634	8.8%

The following table summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Three Months Ended December 31,
	2011	2010
Gaming	90.2%	90.1%
Food and beverage	7.5%	7.8%
Retail, entertainment and other	2.3%	2.1%
Total	100.0%	100.0%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2011	2010	Variance	Percentage Variance
Slots:
Handle	$736,959	$689,358	$47,601	6.9%
Gross revenues	$59,159	$53,658	$5,501	10.3%
Net revenues	$59,136	$53,652	$5,484	10.2%
Free promotional slot plays (1)	$14,881	$15,208	$(327)	(2.2)%
Weighted average number of machines (in units)	2,332	2,466	(134)	(5.4)%
Hold percentage (gross)	8.0%	7.8%	0.2%	2.6%
Win per unit per day (gross) (in dollars)	$276	$237	$39	16.5%
Table games:
Drop	$55,079	$49,837	$5,242	10.5%
Revenues	$10,176	$9,197	$979	10.6%
Weighted average number of games (in units)	66	66	—	—
Hold percentage (2)	18.5%	18.5%	—	—
Win per unit per day (in dollars)	$1,676	$1,513	$163	10.8%
Poker:
Revenues	$989	$1,070	$(81)	(7.6)%
Weighted average number of tables (in units)	18	18	—	—
Revenue per unit per day (in dollars)	$597	$646	$(49)	(7.6)%
 ___________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months ended December 31, 2011 compared to the same period in the prior year increased as a result of higher slot and table game revenues. The increases in slot and table game revenues reflect strong patron response to our promotional offers and favorable weather conditions during the period.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2011	2010	Variance	Percentage Variance
Meals served	184	193	(9)	(4.7)%
Average price per meal served (in dollars)	$15.40	$14.96	$0.44	2.9%
Food and beverage and retail, entertainment and other revenues for the three months ended December 31, 2011 compared to the same period in the prior year increased primarily due to increased patron visitation to the facility during the period.

Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2011	2010	Variance	Percentage Variance
Food and beverage	$3,615	$3,288	$327	9.9%
Retail	423	319	104	32.6%
Total	$4,038	$3,607	$431	11.9%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended December 31,
	2011	2010	Variance	Percentage Variance
Food and beverage	$2,790	$2,457	$333	13.6%
Retail	483	420	63	15%
Total	$3,273	$2,877	$396	13.8%

Promotional allowances for the three months ended December 31, 2011 compared to the same period in the prior year increased due to higher redemptions under the Player's Club program.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2011	2010	Variance	Percentage Variance
Gaming	$54,064	$50,256	$3,808	7.6%
Food and beverage	1,916	1,791	125	7.0%
Retail, entertainment and other	296	303	(7)	(2.3)%
Advertising, general and administrative	7,535	7,796	(261)	(3.3)%
Depreciation and amortization	3,856	5,310	(1,454)	(27.4)%
Loss on disposition of assets	279	—	279	100.0%
Total	$67,946	$65,456	$2,490	3.8%
Gaming costs and expenses for the three months ended December 31, 2011 compared to the same period in the prior year increased primarily as a result of higher Pennsylvania Slot Machine Tax commensurate with the growth in slot revenues. The increase in gaming costs and expenses also was attributable to increased costs related to Player's Club point redemptions at Mohegan Sun at Pocono Downs-owned outlets, as well as higher payroll costs and promotional expenditures. Expenses associated with the Pennsylvania Slot Machine Tax totaled $33.5 million and $30.8 million for the three months ended December 31, 2011 and 2010, respectively. Expenses associated with the Pennsylvania Table Game Tax totaled $1.8 million and $1.6 million for the three months ended December 31, 2011 and 2010, respectively. Gaming costs and expenses as a percentage of gaming revenues were 73.1% and 74.0% for the three months ended December 31, 2011 and 2010, respectively.
Food and beverage costs and expenses for the three months ended December 31, 2011 compared to the same period in the prior year increased primarily due to higher cost of goods sold commensurate with the growth in food and beverage revenues.
Retail, entertainment and other costs and expenses for the three months ended December 31, 2011 compared to the same period in the prior year were flat.
Advertising, general and administrative costs and expenses for the three months ended December 31, 2011 compared to the same period in the prior year declined primarily as a result of our continued focus on managing expenses.

Corporate Expenses and Other Income (Expense)
Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2011	2010	Variance	Percentage Variance
Corporate expenses:
Corporate	$3,479	$4,536	$(1,057)	(23.3)%
Depreciation and amortization	36	42	(6)	(14.3)%
Severance	—	1	(1)	(100.0)%
Total Corporate expenses	$3,515	$4,579	$(1,064)	(23.2)%
Other income (expense):
Accretion of discount to the relinquishment liability (1)	$(2,062)	$(2,842)	$780	(27.4)%
Interest income (2)	1,030	780	250	32.1%
Interest expense	(28,809)	(29,746)	937	(3.2)%
Other income, net	4	5	(1)	(20.0)%
Total other expense	$(29,837)	$(31,803)	$1,966	(6.2)%
___________

(1)	Reflects accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Primarily represents interest earned on long-term receivables.
Total Corporate costs and expenses for the three months ended December 31, 2011 compared to the same period in the prior year decreased primarily as a result of lower professional expenses.

Interest expense for the three months ended December 31, 2011 compared to the same period in the prior year declined due to lower weighted average outstanding debt. Weighted average outstanding debt was $1.62 billion for the three months ended December 31, 2011 compared to $1.68 billion for the three months ended December 31, 2010. Weighted average interest rate was 7.1% for each of the three months ended December 31, 2011 and 2010.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun at Pocono Downs during the months of May through August. Accordingly, our results of operations for the three months ended December 31, 2011 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2011	2010	Variance	Percentage Variance
Net cash provided by operating activities	$47,481	$34,925	$12,556	36.0%
Net cash used in investing activities	(19,397)	(17,317)	(2,080)	12.0%
Net cash (used in) provided by financing activities	(48,516)	10,646	(59,162)	(555.7)%
Net (decrease) increase in cash and cash equivalents	$(20,432)	$28,254	$(48,686)	(172.3)%
As of December 31, 2011 and September 30, 2011, we held cash and cash equivalents of $91.7 million and $112.2 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts and relinquishment liability reassessments. The increase in cash provided by operating activities for the three months ended December 31, 2011 compared to the same period in the prior year was attributable to increased operating income after adjustments for non-cash items, combined with lower working capital requirements.
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

In addition to cash flows from operations, we have relied on external sources of liquidity to meet our capital requirements. As discussed previously, an inability to refinance or replace our fiscal 2012 maturities could have a material adverse effect on our financial position, results of operations and cash flows. In addition, if our pro forma fixed charge coverage ratio, as defined under our senior and senior subordinated note indentures, was to fall below 2.0 to 1.0, our ability to incur additional indebtedness or refinance or replace existing outstanding indebtedness would be limited, which could adversely impact our ability to meet our capital requirements.
The increase in cash used in investing activities for the three months ended December 31, 2011 compared to the same period in the prior year was attributable to higher capital expenditures. The increase in cash used in financing activities for the three months ended December 31, 2011 compared to the same period in the prior year was primarily attributable to increased net debt repayments and higher distributions to the Tribe.
External Sources of Liquidity
Notes
We substantially financed the construction and expansion of Mohegan Sun and the acquisition and expansion of Mohegan Sun at Pocono Downs, with proceeds from the issuance of notes and borrowings under our bank credit facilities. As of December 31, 2011, we had outstanding:

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
The senior and senior subordinated note indentures contain certain non-financial and financial covenant requirements with which we and the Tribe must comply. The non-financial covenant requirements include, among other things, reporting obligations, compliance with laws and regulations, maintenance of licenses and insurances and our continued existence. The financial covenant requirements include, among other things, limitations on our ability to make restricted payments, as defined under the note indentures, and incur additional indebtedness. Under these financial covenant requirements, we are generally able to make restricted payments, including distributions to the Tribe, and incur additional indebtedness that otherwise may be restricted, provided our pro forma fixed charge coverage ratio is at least 2.0 to 1.0. As of December 31, 2011, our fixed charge coverage ratio was above 2.0 to 1.0. If our pro forma fixed charge coverage ratio falls below 2.0 to 1.0, our ability to make restricted payments and incur additional indebtedness would be limited and subject to other applicable exceptions under the note indentures. Additionally, while we may continue to borrow under the bank credit facility pursuant to exceptions contained in the note indentures, our ability to incur other additional indebtedness to raise capital also would be limited. Further, if our pro forma fixed charge coverage ratio falls below 2.0 to 1.0, we would be unable to refinance or replace our outstanding subordinated indebtedness with senior indebtedness without waivers or consents from certain of our creditors, thus limiting the options available to us to refinance or replace our outstanding indebtedness. In such event, we can provide no assurance that we would be able to obtain such waivers or consents or that we would be able to refinance or replace our outstanding indebtedness or that financing options available to us, if any, would be on favorable or acceptable terms.

As of December 31, 2011, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
On January 30, 2012, Standard & Poor's Ratings Services lowered our issuer credit rating to CC from CCC following the announcement of our proposed refinancing transactions. This lowered credit rating may adversely impact our ability to access the debt capital markets in the future and, if we are able to access the debt capital markets, it likely would increase our cost of capital for the issuance of new debt as compared to costs incurred by us in prior financing transactions. We also could be subject to more restrictive covenants and other terms in connection with any such debt issuance.
Bank Credit Facility

In December 2008, we entered into a third amended and restated bank credit facility. The bank credit facility was amended in October 2009. As amended, the bank credit facility provides for a revolving loan and letter of credit borrowing capacity of up to $675.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The bank credit facility has no mandatory amortization provision and is payable in full on March 9, 2012. As of December 31, 2011, $505.0 million was drawn on the bank credit facility. As of December 31, 2011, letters of credit issued under the bank credit facility totaled $3.8 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements under the bank credit facility, line of credit and note indentures, we had approximately $62.1 million of borrowing capacity under the bank credit facility as of December 31, 2011.
Under the bank credit facility, at our option, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month, six-month or twelve-month Eurodollar rate, plus in either case, an applicable rate based on our total leverage ratio, as each term is defined under the bank credit facility. We also pay commitment fees for the unused portion of borrowing capacity under the bank credit facility on a quarterly basis equal to the product obtained by multiplying the applicable rate for commitment fees by the average daily unused borrowing capacity for that calendar quarter. The applicable rate for base rate loans is between 1.25% and 2.75%. The applicable rate for Eurodollar rate loans is between 2.50% and 4.00%. The applicable rate for commitment fees is between 0.20% and 0.50%. The base rate is the higher of Bank of America's announced prime rate, the Eurodollar rate for one-month contracts plus 1.25% or the federal funds rate plus 0.50%. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or quarterly in arrears, if earlier. As of December 31, 2011, we had $7.0 million in base rate loans and $498.0 million in Eurodollar rate loans outstanding. The base rate loans outstanding at December 31, 2011 were based on Bank of America's prime rate of 3.25% plus an applicable rate of 2.25%. The Eurodollar rate loans outstanding at December 31, 2011 were based on one-month Eurodollar rates ranging from 0.27% to 0.30% plus an applicable rate of 3.50%. The applicable rate for commitment fees was 0.50% as of December 31, 2011.
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

On December 28, 2011, we and the Tribe entered into a waiver under the bank credit facility pursuant to which the lenders agreed to waive any potential default by us under the bank credit facility as a result of a going concern opinion issued by our independent registered public accounting firm in its report for the fiscal year ended September 30, 2011.
As of December 31, 2011, we and the Tribe were in compliance with all respective covenant requirements under the bank credit facility.
Line of Credit
As of December 31, 2011, we had a $16.5 million revolving loan agreement with Bank of America, N.A., or the line of credit. The line of credit matures on March 9, 2012. Under the line of credit, at our option, each advance accrues interest on the basis of a one-month Eurodollar rate or prime rate, plus in either case, an applicable rate based on our total leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. As of December 31, 2011, we had $7.1 million in Eurodollar rate loans outstanding, which were based on a one-month Eurodollar rate of 0.28% plus an applicable rate of 3.0%. The line of credit subjects us to certain covenants, including a covenant to maintain at least the line of credit commitment amount available for borrowing under the bank credit facility. As of December 31, 2011, we were in compliance with all covenant requirements under the line of credit and had $9.4 million of borrowing capacity thereunder. We have commenced discussions with Bank of America, N.A. to extend the maturity date of the line of credit; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.
Letters of Credit
As of December 31, 2011, we maintained eight uncollateralized letters of credit to satisfy certain potential liabilities at Mohegan Sun and Mohegan Sun at Pocono Downs. As of December 31, 2011, letters of credit issued totaled $3.8 million, of which no amount was drawn. The letters of credit expire in March 2012, subject to renewals.
Salishan-Mohegan Bank Credit Facility
As of December 31, 2011, Salishan-Mohegan had a fully drawn $15.25 million revolving loan agreement with Bank of America, N.A., or the Salishan-Mohegan bank credit facility. The Salishan-Mohegan bank credit facility matures on March 9, 2012. Under the Salishan-Mohegan bank credit facility, at the option of Salishan-Mohegan, each advance of loan proceeds accrues interest on the basis of a base rate or on the basis of a one-month, two-month, three-month or six-month Eurodollar rate, plus in either case, an applicable rate, as defined under the Salishan-Mohegan bank credit facility. The applicable rate is 2.50% for base rate loans and 3.50% for Eurodollar rate loans. The base rate is the higher of Bank of America's announced prime rate or the federal funds rate plus 0.50%. The Salishan-Mohegan bank credit facility has no mandatory amortization provision and is payable in full at maturity. The Salishan-Mohegan bank credit facility is collateralized by a lien on substantially all of the existing and future assets of Salishan-Mohegan. The obligations of Salishan-Mohegan under the Salishan-Mohegan bank credit facility also are guaranteed by the Tribe. The Salishan-Mohegan bank credit facility subjects Salishan-Mohegan to certain covenant requirements customarily found in loan agreements for similar transactions. As of December 31, 2011, Salishan-Mohegan was in compliance with all respective covenant requirements under the Salishan-Mohegan bank credit facility. We have commenced discussions with Bank of America, N.A. to extend the maturity date of the Salishan-Mohegan bank credit facility; however, we can provide no assurance of the terms of such extension or whether such extension will be granted.
As of December 31, 2011, Salishan-Mohegan had $15.25 million in Eurodollar rate loans and no base rate loan outstanding. The Eurodollar rate loans outstanding at December 31, 2011 were based on a one-month Eurodollar rate of 0.28% plus an applicable rate of 3.50%.
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
Mohegan Tribe Credit Facility
As of December 31, 2011, Salishan-Mohegan had a $1.75 million revolving loan agreement with the Tribe, or the Mohegan Tribe credit facility. The Mohegan Tribe credit facility matures on March 31, 2012. The Mohegan Tribe credit facility accrues interest at an annual rate of 15.0% payable at maturity. We have commenced discussions with the Tribe to extend the maturity date of the Mohegan Tribe credit facility; however, we can provide no assurance of the terms of such extension or whether such extension will be granted. As of December 31, 2011, Salishan-Mohegan had $1.25 million drawn on the Mohegan Tribe Credit Facility and $500,000 of borrowing capacity thereunder.

Capital Expenditures
The following table presents data related to capital expenditures (in millions, including capitalized interest):

	Capital Expenditures
	Three Months Ended	Remaining Forecasted	Total Forecasted
	December 31, 2011	Fiscal Year 2012	Fiscal Year 2012
Mohegan Sun:
Maintenance	$11.9	$21.1	$33.0
Development	2.0	8.0	10.0
Expansion - Project Horizon	0.1	—	0.1
Subtotal	14.0	29.1	43.1
Mohegan Sun at Pocono Downs:
Maintenance	1.2	2.8	4.0
Subtotal	1.2	2.8	4.0
Total	$15.2	$31.9	$47.1
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs through a combination of cash flows provided by operating activities and draws under our bank credit facility.
Interest Expense
The following table presents our interest expense (in thousands):

	For the Three Months Ended December 31,
	2011	2010
Bank credit facility	$5,105	$6,050
2009 11 1/2% second lien senior secured notes, includes accretion of bond discount	5,928	5,908
2005 6 1/8% senior unsecured notes	3,828	3,828
2001 8 3/8% senior subordinated notes	—	42
2002 8% senior subordinated notes	5,000	5,000
2004 7 1/8% senior subordinated notes	4,008	4,008
2005 6 7/8% senior subordinated notes	2,578	2,578
Line of credit	59	71
WNBA promissory note	—	5
Salishan-Mohegan bank credit facility	146	146
Mohegan Tribe promissory note (Salishan-Mohegan)	378	378
Mohegan Tribe credit facility (Salishan-Mohegan)	42	—
Capital leases	51	57
Amortization of net deferred gain on settlement of derivative instruments	(117)	(117)
Amortization of debt issuance costs	1,803	1,792
Total interest expense	$28,809	$29,746
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
In April 2010, the FASB issued guidance pertaining to accruals for casino jackpot liabilities. The new guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying such jackpot. The new guidance specifies that jackpots should be accrued and charged to revenue when the entity has the obligation to pay such jackpot and applies to both base and progressive jackpots and requires a cumulative-effect adjustment to opening retained earnings in the period of adoption. The new guidance was effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2010. We adopted this guidance in our first quarter of fiscal 2012, and as such, recorded a cumulative-effect adjustment, which decreased other current liabilities and increased retained earnings by $2.0 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility in which interest accrues on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the bank credit facility. As of December 31, 2011, $505.0 million was drawn on the bank credit facility.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information as of December 31, 2011 about our current financial instruments or debt obligations that are sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt instruments are based on quoted market prices or prices of similar instruments as of December 31, 2011.

	Expected Maturity Date						Total	Fair Value
	2012	2013	2014	2015	2016	Thereafter
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$261,783	$250,734	$225,763	$150,793	$824	$201,521	$1,091,418	$709,600
Average interest rate	8.3%	6.1%	7.1%	6.9%	3.9%	11.4%	7.9%
Variable rate	$527,351	$—	$—	$—	$—	$—	$527,351	$501,470
Average interest rate (1)	3.8%	—	—	—	—	—	3.8%
___________

(1)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $5.3 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	February 14, 2012	By:	/S/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman and Member, Management Board

Date:	February 14, 2012	By:	/S/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	February 14, 2012	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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
4.3
Supplemental Indenture, dated as of January 27, 2003, between the Mohegan Tribal Gaming Authority, the Mohegan Basketball Club, LLC, the other Subsidiary Guarantors (as defined under the Indenture) and the State Street Bank and Trust Company, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.16 to the Authority's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the SEC on August 7, 2003 and incorporated by reference herein).

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

4.5
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

4.6
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

4.7
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

4.8
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

4.9
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

4.10
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
4.12
Indenture, dated as of August 3, 2004, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club, LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the Authority's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (the “June 2004 Form 10-Q”), filed with the SEC on August 16, 2004 and incorporated by reference herein).

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

4.15
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

4.16
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

4.17
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

4.20
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
4.21
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

4.22
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

4.23
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

4.28
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

4.29
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

4.30	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 Form 10-Q and incorporated by reference herein).

4.31
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

4.32	Form of Global 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.44 to the 2009 Form 10-K and incorporated by reference herein).

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS*	XBRL Instance Document (filed herewith).

101.SCH*	XBRL Taxonomy Extension Schema (filed herewith).

101.CAL*	XBRL Taxonomy Calculation Linkbase (filed herewith).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB*	XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
 ________________________

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