Form 10-Q
period 2012-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2012-05-15
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$158,527	$112,174
Restricted cash	1,102	2,002
Receivables, net	23,233	20,471
Inventories	14,820	14,028
Other current assets	27,261	27,227
Total current assets	224,943	175,902
Non-current assets:
Property and equipment, net	1,515,570	1,529,595
Goodwill	39,459	39,459
Other intangible assets, net	406,133	406,338
Other assets, net	90,850	51,902
Total assets	$2,276,955	$2,203,196
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$86,254	$800,250
Current portion of relinquishment liability	67,377	67,911
Due to Mohegan Tribe	4,975	10,850
Current portion of capital leases	1,937	707
Trade payables	13,943	17,452
Construction payables	4,535	8,892
Accrued interest payable	16,464	28,580
Other current liabilities	144,151	132,949
Total current liabilities	339,636	1,067,591
Non-current liabilities:
Long-term debt, net of current portion	1,602,774	819,316
Relinquishment liability, net of current portion	86,966	110,348
Due to Mohegan Tribe, net of current portion	26,475	—
Capital leases, net of current portion	7,103	4,635
Other long-term liabilities	2,695	2,582
Total liabilities	2,065,649	2,004,472
Commitments and Contingencies
Capital:
Retained earnings	209,515	196,403
Mohegan Tribal Gaming Authority capital	209,515	196,403
Non-controlling interests	1,791	2,321
Total capital	211,306	198,724
Total liabilities and capital	$2,276,955	$2,203,196
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Revenues:
Gaming	$316,128	$316,444	$633,660	$624,101
Food and beverage	22,551	21,229	45,927	43,223
Hotel	10,254	8,657	19,372	17,654
Retail, entertainment and other	24,919	26,378	52,512	48,824
Gross revenues	373,852	372,708	751,471	733,802
Less-Promotional allowances	(22,698)	(24,764)	(48,441)	(50,253)
Net revenues	351,154	347,944	703,030	683,549
Operating costs and expenses:
Gaming	190,152	194,993	388,998	388,324
Food and beverage	11,279	10,395	22,115	20,440
Hotel	3,768	3,327	7,045	6,493
Retail, entertainment and other	8,486	7,953	19,241	14,166
Advertising, general and administrative	48,444	48,128	98,456	98,422
Corporate	4,523	3,771	8,002	8,307
Depreciation and amortization	21,481	22,615	42,384	45,830
Loss on disposition of assets	31	—	289	—
Severance	—	(266)	—	255
Total operating costs and expenses	288,164	290,916	586,530	582,237
Income from operations	62,990	57,028	116,500	101,312
Other income (expense):
Accretion of discount to the relinquishment liability	(2,062)	(2,841)	(4,124)	(5,683)
Interest income	687	618	1,717	1,398
Interest expense	(32,657)	(29,713)	(61,466)	(59,459)
Loss on early exchange of debt	(14,306)	—	(14,306)	—
Other expense, net	(42)	(349)	(38)	(344)
Total other expense	(48,380)	(32,285)	(78,217)	(64,088)
Net income	14,610	24,743	38,283	37,224
Loss attributable to non-controlling interests	482	465	811	914
Net income attributable to Mohegan Tribal Gaming Authority	$15,092	$25,208	$39,094	$38,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, December 31, 2011	$206,550	$204,404	$2,146
Contributions from members	127	—	127
Net income (loss)	14,610	15,092	(482)
Distributions to Mohegan Tribe	(9,981)	(9,981)	—
Balance, March 31, 2012	$211,306	$209,515	$1,791

Balance, September 30, 2011	$198,724	$196,403	$2,321
Cumulative-effect of adoption of amendments to ASC 924 regarding jackpot liabilities	1,968	1,968	—
Contributions from members	281	—	281
Net income (loss)	38,283	39,094	(811)
Distributions to Mohegan Tribe	(27,950)	(27,950)	—
Balance, March 31, 2012	$211,306	$209,515	$1,791

Balance, December 31, 2010	$141,319	$137,899	$3,420
Contributions from members	178	—	178
Net income (loss)	24,743	25,208	(465)
Distributions to Mohegan Tribe	(4,581)	(4,581)	—
Balance, March 31, 2011	$161,659	$158,526	$3,133

Balance, September 30, 2010	$132,044	$129,476	$2,568
Contributions from members	1,479	—	1,479
Net income (loss)	37,224	38,138	(914)
Distributions to Mohegan Tribe	(9,088)	(9,088)	—
Balance, March 31, 2011	$161,659	$158,526	$3,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	March 31, 2012	March 31, 2011
Cash flows provided by (used in) operating activities:
Net income	$38,283	$37,224
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	42,384	45,830
Accretion of discount to the relinquishment liability	4,124	5,683
Cash paid for accretion of discount to the relinquishment liability	(4,904)	(6,698)
Loss on early exchange of debt	14,306	—
Amortization of debt issuance costs	3,860	3,578
Accretion of bond discount	420	320
Amortization of net deferred gain on settlement of derivative instruments	(208)	(234)
Provision for losses on receivables	948	979
Loss on disposition of assets	289	360
Changes in operating assets and liabilities:
Increase in receivables	(3,201)	(604)
Increase in inventories	(792)	(876)
Increase in other assets	(3,493)	(8,457)
(Decrease) increase in trade payables	(3,509)	846
(Decrease) increase in other liabilities	(2,289)	8,180
Net cash flows provided by operating activities	86,218	86,131
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of decrease in construction payables of $4,357 and $5,391, respectively	(29,781)	(22,533)
Proceeds from Commonwealth of Pennsylvania’s facility improvement grant	1,000	—
Issuance of third-party loans and advances	(283)	(317)
Payments received on third-party loans	78	123
Increase in restricted cash, net	(817)	(828)
Proceeds from asset sales	73	99
Net cash flows used in investing activities	(29,730)	(23,456)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	154,000	178,000
Bank Credit Facility repayments - revolving loan	(289,000)	(212,000)
Bank Credit Facility repayments - term loan	(1,000)	—
Term Loan Facility borrowings, net of discount	220,500	—
Salishan-Mohegan Bank Credit Facility borrowings - revolving loan	—	250
Salishan-Mohegan Bank Credit Facility repayments - revolving loan	(15,250)	—
Line of Credit borrowings	225,215	277,694
Line of Credit repayments	(225,215)	(275,899)
Borrowings from Mohegan Tribe	20,600	200
Payments on long-term debt	—	(1,000)
Principal portion of relinquishment liability payments	(23,136)	(21,138)
Distributions to Mohegan Tribe	(27,950)	(9,088)
Payments of financing fees	(48,830)	(8)
Payments on capital lease obligations	(350)	(344)
Non-controlling interest contributions	281	1,479
Net cash flows used in financing activities	(10,135)	(61,854)
Net increase in cash and cash equivalents	46,353	821
Cash and cash equivalents at beginning of period	112,174	63,897
Cash and cash equivalents at end of period	$158,527	$64,718
Supplemental disclosures:
Cash paid during the period for interest	$69,510	$54,886
Capital lease	$4,048	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—ORGANIZATION:
The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe” or the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Tribe is a federally-recognized Indian tribe with an approximately 544-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988 (“IGRA”), federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut entered into a compact (the “Mohegan Compact”), which was approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. In October 1996, the Authority opened Mohegan Sun, a gaming and entertainment complex situated on a 185-acre site on the Tribe's reservation. The Authority is governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in the Authority's Management Board.
As of March 31, 2012, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”) and MTGA Gaming, LLC (“MTGA Gaming”). MBC owns and operates the Connecticut Sun, a professional basketball team in the Women's National Basketball Association (the “WNBA”). MBC currently owns a 4.2% membership interest in WNBA, LLC. Mohegan Golf owns and operates the Mohegan Sun Country Club at Pautipaug golf course in Southeastern Connecticut (“Mohegan Sun Country Club”).
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

NOTE 2—BASIS OF PRESENTATION:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments, including normal recurring

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

accruals and adjustments, necessary for a fair statement of the Authority's operating results for the interim period, have been included. The Authority's operating results for the three months and six months ended March 31, 2012 are not necessarily indicative of results for the fiscal year ending September 30, 2012.
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
The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	March 31, 2012
	Carrying Value	Fair Value
Bank Credit Facility	$399,000	$387,529
Term Loan Credit Facility	$220,560	$228,094
2009 11 1/2% Second Lien Senior Secured Notes	$194	$205
2012 11 1/2% Second Lien Senior Secured Notes	$193,841	$204,296
2012 10 1/2% Third Lien Senior Secured Notes	$417,771	$360,327
2005 6 1/8% Senior Unsecured Notes	$15,775	$14,750
2002 8% Senior Subordinated Notes	$66,454	$69,694
2004 7 1/8% Senior Subordinated Notes	$21,156	$15,920
2005 6 7/8% Senior Subordinated Notes	$9,654	$7,289
2012 11 % Senior Subordinated Notes	$344,190	$251,259

The estimated fair values of the Authority's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about March 31, 2012.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Long-Term Receivables
Long-term receivables consist primarily of receivables from affiliates and tenants. The following table presents a reconciliation of long-term receivables and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates (1)	Tenants	Total
Balance, December 31, 2011	$47,757	$1,247	$49,004
Additions:
Issuance of affiliate advances and tenant loans	794	—	794
Deductions:
Payments received	—	(40)	(40)
Balance, March 31, 2012	$48,551	$1,207	$49,758

Balance, September 30, 2011	$46,561	$1,285	$47,846
Additions:
Issuance of affiliate advances and tenant loans	1,990	—	1,990
Deductions:
Payments received	—	(78)	(78)
Balance, March 31, 2012	$48,551	$1,207	$49,758
__________

(1)
Includes interest receivable of $19.5 million, $20.1 million and $18.4 million as of December 31, 2011, March 31, 2012 and September 30, 2011, respectively. The WTG receivables no longer accrue interest pursuant to a release and reimbursement agreement entered into in September 2010.

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Tenants	Total
Balance, December 31, 2011	$20,487	$75	$20,562
Additions:
Charges to bad debt expense	227	—	227
Deductions:
Adjustments	—	(2)	(2)
Balance, March 31, 2012	$20,714	$73	$20,787

Balance, September 30, 2011	$20,201	$78	$20,279
Additions:
Charges to bad debt expense	513	—	513
Deductions:
Adjustments	—	(5)	(5)
Balance, March 31, 2012	$20,714	$73	$20,787

New Accounting Standards

In September 2011, the FASB issued revised guidance pertaining to the accounting standard for goodwill impairment tests. The revised guidance allows an entity the option to assess qualitative factors to determine whether the fair value of a reporting unit is less than its carrying value before performing the two-step goodwill impairment test. The revised guidance is effective for interim and annual periods beginning after December 15, 2011.The Authority adopted this guidance in its second quarter of fiscal 2012, and its adoption did not impact its financial position, results of operations or cash flows.

In May 2011, the FASB issued amended guidance seeking to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). While consistent with existing fair value measurement principles under GAAP, the amended guidance expands existing disclosure requirements for fair value measurements and eliminates unnecessary differences between GAAP and IFRS. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. The Authority adopted this guidance in its second quarter of fiscal 2012, and its adoption did not impact its financial position, results of operations or cash flows.

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

NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	March 31, 2012	September 30, 2011
Bank Credit Facility, due March 2015	$399,000	$535,000
Term Loan Facility, due March 2016, net of discount of $4,440	220,560	—
2009 11 1/2% Second Lien Senior Secured Notes, due November 2017, net of discount of $6 and $6,325, respectively	194	193,675
2012 11 1/2% Second Lien Senior Secured Notes, due November 2017, net of discount of $5,959	193,841	—
2012 10 1/2% Third Lien Senior Secured Notes, due December 2016	417,771	—
2005 6 1/8% Senior Unsecured Notes, due February 2013	15,775	250,000
2002 8% Senior Subordinated Notes, due April 2012	66,454	250,000
2004 7 1/8% Senior Subordinated Notes, due August 2014	21,156	225,000
2005 6 7/8% Senior Subordinated Notes, due February 2015	9,654	150,000
2012 11 % Senior Subordinated Notes, due September 2018	344,190	—
2009 Mohegan Tribe Promissory Note, due September 2014	10,000	10,000
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2016	20,000	—
Mohegan Tribe Credit Facility, due September 2013	1,450	850
Salishan-Mohegan Bank Credit Facility, due March 2012	—	15,250
Subtotal	1,720,045	1,629,775
Plus: net deferred gain on derivative instruments sold	433	641
Long-term debt, excluding capital leases	1,720,478	1,630,416
Less: current portion of long-term debt	(91,229)	(811,100)
Long-term debt, net of current portion	$1,629,249	$819,316

On March 6, 2012, the Authority completed a comprehensive refinancing of its outstanding indebtedness, including the consummation of private exchange offers and consent solicitations with respect to its outstanding notes, an amendment and restatement of its bank credit facility and the execution and funding of a new term loan facility (all further discussed below). Consummation of the exchange offers resulted in the issuance of approximately $961.8 million in aggregate principal amount of new notes in exchange for an equivalent principal amount of tendered and accepted old notes. The Authority incurred approximately $58.2 million in costs in connection with these refinancing transactions. In accordance with authoritative guidance issued by the FASB pertaining to debt refinancing, these refinancing transactions were each considered a debt modification and approximately $14.3 million in transaction costs were written-off and recorded as a loss on early exchange of debt in the related accompanying condensed consolidated statements of income. The remaining $43.9 million in transaction costs was capitalized and included in other assets, net, in the related accompanying condensed consolidated balance sheet and will be amortized over the terms of the related debt.

Bank Credit Facility

In December 2008, the Authority entered into a Third Amended and Restated Bank Credit Facility providing for a revolving loan and letter of credit borrowing capacity of up to $675.0 million, as amended (the "Bank Credit Facility"). On March 6, 2012, the Authority amended and restated its Bank Credit Facility pursuant to a Fourth Amended and Restated Loan Agreement, which provides for a $400.0 million term loan and a revolving loan and letter of credit borrowing capacity of up to $75.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The term loan under the Bank Credit Facility is to be repaid at a rate of $1.0 million per quarter. The Bank Credit Facility matures on March 31, 2015, upon which date all outstanding balances are payable in full. As of March 31, 2012, there were $399.0 million

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

in term loans and no revolving loans outstanding under the Bank Credit Facility. As of March 31, 2012, letters of credit issued under the Bank Credit Facility totaled $2.3 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, and after taking into account restrictive financial covenant requirements, the Authority had approximately $72.7 million of borrowing capacity under the Bank Credit Facility as of March 31, 2012.
Borrowings under the Bank Credit Facility incur interest as follows: (i) for base rate revolving loans, base rate plus an applicable margin based on a leverage-based pricing grid between 2.25% and 3.25%; (ii) for Eurodollar rate revolving loans, the applicable LIBOR rate plus an applicable margin based on a leverage-based pricing grid between 3.50% and 4.50%; (iii) for base rate term loans, base rate plus an applicable margin equal to 3.25%; and (iv) for Eurodollar rate term loans, the applicable LIBOR rate plus 4.50%. For Eurodollar rate term loans, LIBOR is subject to a 1.0% floor. There also is a fee of between 0.25% and 0.50%, based on a leverage-based pricing grid, charged on unused revolving commitments. Interest on Eurodollar rate loans is payable at the end of each applicable interest period for periods of three months or less and for loans of more than three months, each March, June, September or December that occurs after the beginning of such interest period. Interest on base rate advances is payable quarterly in arrears. As of March 31, 2012, the $399.0 million term loan outstanding was based on the Eurodollar Rate floor of 1.00% plus an Applicable Rate of 4.50%. The Applicable Rate for commitment fees was 0.50% as of March 31, 2012. As of March 31, 2012 and September 30, 2011, accrued interest, including commitment fees, on the Bank Credit Facility was $1.4 million and $1.0 million, respectively.

The Authority's obligations under the Bank Credit Facility are fully and unconditionally guaranteed, jointly and severally, by the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming (the “Guarantors”). The Bank Credit Facility is collateralized by a first priority lien on substantially all of the Authority's property and assets and those of the Guarantors (other than MBC), including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land and improvements that comprise Mohegan Sun (the Authority and the Guarantors, other than MBC, are collectively referred to herein as the “Grantors”). The Grantors are also required to pledge additional assets as collateral for the Bank Credit Facility as they and future guarantor subsidiaries acquire them. The liens and security interests granted by the Grantors as security for the Authority's obligations under the Bank Credit Facility are senior in priority to the liens on the same collateral securing the New Term Loan Facility (as defined below) and the 2009 Second Lien Notes, the 2012 Second Lien Notes and the 2012 Third Lien Notes (each as defined below and, collectively, the “Secured Notes”). The collateral securing the Bank Credit Facility constitutes substantially all of the Grantors' property and assets that secure the New Term Loan Facility and the Secured Notes, but excludes certain excluded assets as defined in the Bank Credit Facility.

The Bank Credit Facility contains negative covenants applicable to the Authority and the Guarantors, including negative covenants governing incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions, mergers or consolidations and capital expenditures. Additionally, the Bank Credit Facility includes financial maintenance covenants pertaining to total leverage, senior leverage and minimum fixed charge coverage.
As of March 31, 2012, the Authority and the Tribe were in compliance with all respective covenant requirements under the Bank Credit Facility.

New Term Loan Facility

On March 6, 2012, the Authority entered into a loan agreement providing for a $225.0 million first lien, second out term loan with Wells Fargo Gaming Capital, LLC, serving as Administrative Agent. The New Term Loan Facility was issued at a price of 98.0% of par, for an initial yield of approximately 9.6% per annum. The New Term Loan Facility has no mandatory amortization and is payable in full on March 31, 2016. The net proceeds from the New Term Loan Facility were used to refinance the Authority's existing indebtedness, permanently reduce commitments under the Bank Credit Facility and pay accrued interest, fees and expenses in connection with the Authority's refinancing transactions consummated on March 6, 2012.

Loans under the New Term Loan Facility bear interest at a rate of: (i) for base rate loans, the base rate plus 6.50% per annum and (ii) for Eurodollar rate loans, LIBOR plus 7.50% per annum. In all cases, LIBOR is subject to a 1.50% floor. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or every quarter in arrears, if an interest period exceeds three months. Interest on base rate loans is payable quarterly in arrears. As of March 31, 2012, the Authority had a $225.0 million Eurodollar Rate loan outstanding, which was based on the Eurodollar Rate floor of 1.50% plus an Applicable Rate of 7.50%. As of March 31, 2012, accrued interest on the New Term Loan Facility was $1.3 million.

The New Term Loan Facility is fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors. The liens and security interests granted by the Grantors as security for the Authority's obligations under the New Term Loan Facility are senior in priority to the liens on the same collateral securing any of the Secured Notes. The collateral securing the

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

New Term Loan Facility constitutes substantially all of the Grantors' property and assets that secure the Bank Credit Facility and the Secured Notes, but excludes certain excluded assets as defined in the New Term Loan Facility.

The New Term Loan Facility contains negative covenants that are substantially the same as the negative covenants contained in the Bank Credit Facility. The New Term Loan Facility also contains financial maintenance covenants that are substantially the same as those in the Bank Credit Facility and also includes a separate first lien leverage ratio covenant.
As of March 31, 2012, the Authority and the Tribe were in compliance with all respective covenant requirements under the New Term Loan Facility.

First Lien Intercreditor Agreement

On March 6, 2012, Bank of America, N.A., as collateral agent and authorized representative under the Bank Credit Facility and Wells Fargo Gaming Capital, LLC, as collateral agent and authorized representative under the New Term Loan Agreement, entered into a First Lien Intercreditor Agreement (the “First Lien Intercreditor Agreement”), which was acknowledged by the Grantors. The First Lien Intercreditor Agreement establishes the relative priority of claims and rights of the lenders and agents under the Bank Credit Facility and the New Term Loan Facility to the shared collateral, and certain other matters relating to the administration and enforcement of their respective security interests. Among other things, the First Lien Intercreditor Agreement provides, subject to certain exceptions, that, in the case of an exercise of remedies against the shared collateral, the obligations under the Bank Credit Facility must be paid in full and discharged prior to the payment of the obligations under the New Term Loan Facility.
Senior Secured Notes
2009 11  1/2% Second Lien Senior Secured Notes
In October 2009, the Authority issued $200.0 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.50% per annum (the “2009 Second Lien Notes”). The 2009 Second Lien Notes were issued at a price of 96.234% of par, to yield an effective interest rate of 12.25% per annum. The 2009 Second Lien Notes mature on November 1, 2017. The first call date for the 2009 Second Lien Notes is November 1, 2013. Interest on the 2009 Second Lien Notes is payable semi-annually on May 1st and November 1st.

On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2009 Second Lien Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2009 Second Lien Notes, which eliminated a substantial number of restrictive covenants under the notes and related indenture. The aggregate principal amount of 2009 Second Lien Notes tendered and exchanged was $199.8 million. An aggregate principal amount of $200,000 of 2009 Second Lien Notes remains outstanding as of March 31, 2012. As of March 31, 2012 and September 30, 2011, accrued interest on the 2009 Second Lien Notes was $10,000 and $9.6 million, respectively.

The 2009 Second Lien Notes are collateralized by a second priority lien on substantially all of the Grantors' and future guarantor subsidiaries' properties and assets, and are effectively subordinated to all of the Authority's and its existing and future guarantor subsidiaries' first priority lien secured indebtedness, including borrowings under the Bank Credit Facility and New Term Loan Facility, to the extent of the value of the collateral securing such indebtedness. The 2009 Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.

The 2009 Second Lien Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

2012 11 ½% Second Lien Senior Secured Notes

On March 6, 2012, the Authority issued $199.8 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.50% per annum (the “2012 Second Lien Notes”) in exchange for an equal amount of 2009 Second Lien Notes. The 2012 Second Lien Notes mature on November 1, 2017. The Authority may redeem the 2012 Second Lien Notes, in whole or in part, at any time prior to November 1, 2014, at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest. On or after November 1, 2014, the Authority may redeem the 2012 Second Lien Notes, in whole or in part, at a premium decreasing ratably to zero, plus accrued interest. If a change of control of the Authority occurs, the Authority must offer

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

to repurchase the 2012 Second Lien Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Second Lien Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Second Lien Notes is payable semi-annually on May 1st and November 1st, commencing November 1, 2012. As of March 31, 2012, accrued interest on the 2012 Second Lien Notes was $1.6 million.

The 2012 Second Lien Notes and the related guarantees are secured by second lien security interests in substantially all of the Authority's property and assets and that of the Grantors. These liens are junior in priority to the liens on the same collateral securing the Authority's Bank Credit Facility and New Term Loan Facility (and permitted replacements thereof) and to all other permitted prior liens, including liens securing certain hedging obligations. The collateral securing the 2012 Second Lien Notes constitutes substantially all of the Grantors' property and assets that secure the Bank Credit Facility and New Term Loan Facility, the 2009 Second Lien Notes and the 2012 Third Lien Notes, but excludes certain excluded assets as defined in the 2012 Second Lien Notes indenture. The 2012 Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.

The 2012 Second Lien Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

2012 10 ½% Third Lien Senior Secured Notes

On March 6, 2012, the Authority issued approximately $417.7 million Third Lien Senior Secured Notes with fixed interest payable at a rate of 10.50% per annum (the “2012 Third Lien Notes”) in exchange for $234.2 million of 2005 Senior Unsecured Notes and $183.5 million of 2002 Senior Subordinated Notes. The 2012 Third Lien Notes mature on December 15, 2016. The Authority may redeem the 2012 Third Lien Notes, in whole or in part, at any time at a price equal to 100% of the principal amount plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Third Lien Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Third Lien Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Third Lien Notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2012. As of March 31, 2012, accrued interest on the 2012 Third Lien Notes was $3.0 million.

The 2012 Third Lien Notes and the related guarantees are secured by third lien security interests in substantially all of the Grantors' property and assets. These liens are junior in priority to the liens on the same collateral securing the Authority's Bank Credit Facility and New Term Loan Facility, the 2012 Second Lien Notes and the 2009 Second Lien Notes (and permitted replacements of each of the foregoing) and to all other permitted prior liens, including liens securing certain hedging obligations. The collateral securing the 2012 Third Lien Notes constitutes substantially all of the Grantors' property and assets that secure the Bank Credit Facility and New Term Loan Facility, the 2012 Second Lien Notes and the 2009 Second Lien Notes, but excludes certain excluded assets as defined in the 2012 Third Lien Notes indenture. The 2012 Third Lien Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.

The 2012 Third Lien Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

General Intercreditor Agreement

On March 6, 2012, Bank of America, N.A., as administrative agent and collateral agent under the Bank Credit Facility, Wells Fargo Gaming Capital, LLC, as administrative agent and collateral agent under the New Term Loan Facility, U.S. Bank National Association, as trustee under the indenture for the 2009 Second Lien Notes and 2012 Second Lien Notes and authorized collateral agent for the second lien secured parties, and U.S. Bank National Association, as trustee under the 2012 Third Lien Notes and authorized collateral agent for the third lien secured parties, entered into an Amended and Restated Collateral Agency and Intercreditor Agreement (the “General Intercreditor Agreement”), which was acknowledged by the Grantors. The General Intercreditor Agreement establishes the relative lien priorities and rights of the lenders under the Authority's various secured obligations to the shared collateral, and certain other matters relating to the administration and enforcement of their respective security interests. The General Intercreditor Agreement provides, subject to certain exceptions, that, in the case of an exercise of

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

remedies against the shared collateral, the obligations under (i) the Bank Credit Facility and the New Term Loan Facility must be paid in full and discharged prior to the payment of the Authority's obligations secured by junior liens and (ii) the 2009 Second Lien Notes and the 2012 Second Lien Notes must be paid in full and discharged prior to the payment of the obligations under the 2012 Third Lien Notes.

Senior Unsecured Notes

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
On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Unsecured Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Unsecured Notes, which eliminated a substantial number of restrictive covenants under the notes and related indenture. The aggregate principal amount of 2005 Senior Unsecured Notes tendered and exchanged was $234.2 million. An aggregate principal amount of $15.8 million of the 2005 Senior Unsecured Notes remains outstanding as of March 31, 2012. As of March 31, 2012 and September 30, 2011, accrued interest on the 2005 Senior Unsecured Notes was $81,000 and $1.9 million, respectively.

The 2005 Senior Unsecured Notes are uncollateralized general obligations of the Authority, and are effectively subordinated to all of the Authority's and the Guarantors' and future guarantor subsidiaries' senior secured indebtedness, including the Bank Credit Facility, New Term Loan Facility, 2009 Second Lien Notes, 2012 Second Lien Notes and 2012 Third Lien Notes, to the extent of the value of the collateral securing such indebtedness. The 2005 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors. Refer to Note 8 for condensed consolidating financial information of the Authority and its Guarantor and non-guarantor entities.
Senior Subordinated Notes

2002 8% Senior Subordinated Notes
In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.000% per annum (the “2002 Senior Subordinated Notes”). The 2002 Senior Subordinated Notes matured on April 1, 2012. The 2002 Senior Subordinated Notes were callable at the Authority's option at par. Interest on the 2002 Senior Subordinated Notes was payable semi-annually on April 1st and October 1st.
On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2002 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2002 Senior Subordinated Notes, which eliminated a substantial number of restrictive covenants under the notes and related indenture. The aggregate principal amount of 2002 Senior Subordinated Notes tendered and exchanged was $183.5 million. An aggregate principal amount of $66.5 million of the 2002 Senior Subordinated Notes remained outstanding as of March 31, 2012. As of March 31, 2012 and September 30, 2011, accrued interest on the 2002 Senior Subordinated Notes was $2.7 million and $10.0 million, respectively. The Authority repaid the outstanding $66.5 million 2002 Senior Subordinated Notes, including accrued interest, at maturity on April 2, 2012 with proceeds from the Bank Credit Facility.
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
On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2004 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 Senior Subordinated Notes, which eliminated a substantial number of restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 Senior Subordinated Notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million of the 2004 Senior Subordinated

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Notes remains outstanding as of March 31, 2012. As of March 31, 2012 and September 30, 2011, accrued interest on the 2004 Senior Subordinated Notes was $148,000 and $2.0 million, respectively.
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

On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Subordinated Notes, which eliminated a substantial number of restrictive covenants under the notes and related indenture. The aggregate principal amount of 2005 Senior Subordinated Notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million of the 2005 Senior Subordinated Notes remains outstanding as of March 31, 2012. As of March 31, 2012 and September 30, 2011, accrued interest on the 2005 Senior Subordinated Notes was $56,000 and $1.3 million, respectively.

2012 11% Senior Subordinated Notes

On March 6, 2012, the Authority issued $344.2 million Senior Subordinated Toggle Notes with fixed interest payable at a rate of 11% per annum (the “2012 Senior Subordinated Notes”) in exchange for $203.8 million of 2004 Senior Subordinated Notes and $140.3 million of 2005 Senior Subordinated Notes. The 2012 Senior Subordinated Notes mature on September 15, 2018. The Authority may redeem the 2012 Senior Subordinated Notes, in whole or in part, at any time, at a price equal to 100% of the principal amount plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Senior Subordinated Notes is payable semi-annually on March 15th and September 15th, commencing September 15, 2012. The initial interest payment on the 2012 Senior Subordinated Notes will be payable entirely in cash. For any subsequent interest payment period through March 15, 2018, the Authority may, at its option, elect to pay interest on the 2012 Senior Subordinated Notes either entirely in cash or by paying up to 2% in 2012 Senior Subordinated Notes (“PIK Interest”). If the Authority elects to pay PIK Interest, such election will increase the principal amount of the 2012 Senior Subordinated Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of 2012 Senior Subordinated Notes on the relevant record date. As of March 31, 2012, accrued interest on the 2012 Senior Subordinated Notes was $2.6 million.

The 2012 Senior Subordinated Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

The Authority's senior subordinated notes are uncollateralized general obligations of the Authority, and are subordinated to borrowings under the Bank Credit Facility, the New Term Loan Facility, the 2009 Second Lien Notes, the 2012 Second Lien Notes, the 2012 Third Lien Notes and the 2005 Senior Unsecured Notes. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors. Refer to Note 8 for condensed consolidating financial information of the Authority and its Guarantor and non-guarantor entities.

The senior and senior subordinated note indentures contain certain non-financial and financial covenant requirements with which the Authority and the Tribe must comply. The non-financial covenant requirements include, among other things, reporting obligations, compliance with laws and regulations, maintenance of licenses and insurances and continued existence of the Authority. The financial covenant requirements include, among other things, subject to certain exceptions, limitations on the Authority's and the Guarantors' ability to incur additional indebtedness, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company, transfer or sell assets or impair assets constituting collateral.

As of March 31, 2012, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.

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
Line of Credit
As of March 31, 2012, the Authority had a $16.5 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit was amended in March 2012 to, among other things, extend the maturity date to March 31, 2015. Pursuant to the provisions of the Bank Credit Facility, the Line of Credit may be replaced by an “autoborrow loan” governed by the terms of an “autoborrow agreement” described in the Bank Credit Facility. Under the Line of Credit, as amended, each advance accrues interest on the basis of a one-month LIBOR Rate plus the Applicable Margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit.. Borrowings under the Line of Credit are uncollateralized obligations. As of March 31, 2012, no amount was drawn on the Line of Credit. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as the corresponding covenants contained in the Bank Credit Facility. As of March 31, 2012, the Authority was in compliance with all covenant requirements under the Line of Credit and had $16.5 million of borrowing capacity thereunder. As of March 31, 2012, there was no accrued interest on the Line of Credit. As of September 30, 2011, accrued interest on the Line of Credit was $7,000.
2009 Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “2009 Mohegan Tribe Promissory Note”). The 2009 Mohegan Tribe Promissory Note was amended in March 2012 to extend the maturity date to September 30, 2014. As amended, the 2009 Mohegan Tribe Promissory Note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly in the amount of $1.2 million, commencing December 31, 2013 and continuing through June 31, 2014, with the balance of accrued and unpaid interest due at maturity. Principal outstanding under the 2009 Mohegan Tribe Promissory Note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 and continuing through September 30, 2013 and (ii) $875,000 per quarter, commencing December 31, 2013. As of March 31, 2012 and September 30, 2011, accrued interest on the Mohegan Tribe Promissory Note was $3.4 million and $2.7 million, respectively
2012 Mohegan Tribe Minor's Trust Promissory Note

In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan (the “2012 Mohegan Tribe Minor's Trust Promissory Note”), the proceeds of which were used to repay, among other things, the Salishan-Mohegan Bank Credit Facility. The 2012 Mohegan Tribe Minor's Trust Promissory Note matures on March 31, 2016. The 2012 Mohegan Tribe Minor's Trust Promissory Note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly, commencing June 30, 2012. Principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 and continuing through September 30, 2014 and (ii) $1.5 million per quarter, commencing December 31, 2014 and continuing to maturity. As of March 31, 2012, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $11,000.
Mohegan Tribe Credit Facility

In 2011, the Tribe provided Salishan-Mohegan with a $1.75 million revolving credit facility (the “Mohegan Tribe Credit Facility”). The Mohegan Tribe Credit Facility was amended in March 2012 to extend the maturity date to September 30, 2013 and reduce the borrowing capacity to $1.45 million. The Mohegan Tribe Credit Facility accrues interest at an annual rate of 15.0% payable at maturity. As amended, principal outstanding under the Mohegan Tribe Credit Facility amortizes at a rate of $362,500 per quarter, commencing December 31, 2012. As of March 31, 2012, the Mohegan Tribe Credit Facility was fully drawn. As of March 31, 2012 and September 30, 2011, accrued interest on the Mohegan Tribe Credit Facility was $140,000 and $47,000, respectively.
Salishan-Mohegan Bank Credit Facility

Salishan-Mohegan previously had a $15.25 million revolving credit facility with Bank of America, N.A. (the “Salishan-Mohegan Bank Credit Facility”). The Salishan-Mohegan Bank Credit Facility, including accrued interest, matured in March 2012, at which time it was repaid with proceeds from the 2012 Mohegan Tribe Minor's Trust Promissory Note. As of September 30, 2011, accrued interest on the Salishan-Mohegan Bank Credit Facility was $19,000.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 4—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $10.0 million and $4.6 million for the three months ended March 31, 2012 and 2011, respectively, and $28.0 million and $9.1 million for the six months ended March 31, 2012 and 2011, respectively.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services totaling $6.7 million and $6.8 million for the three months ended March 31, 2012 and 2011, respectively, and $13.5 million and $13.7 million for the six months ended March 31, 2012 and 2011, respectively.
The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $4.6 million and $5.8 million for the three months ended March 31, 2012 and 2011, respectively, and $10.0 million and $11.0 million for the six months ended March 31, 2012 and 2011, respectively.
The Authority incurred interest expense associated with the 2009 Mohegan Tribe Promissory Note totaling $338,000 and $370,000 for the three months ended March 31, 2012 and 2011, respectively, and $716,000 and $748,000 for the six months ended March 31, 2012 and 2011, respectively.
The Authority incurred interest expense associated with the 2012 Mohegan Tribe Minor's Trust Promissory Note totaling $11,000 for the three months and six months ended March 31, 2012.
The Authority incurred interest expense associated with the Mohegan Tribe Credit Facility totaling $51,000 and $3,000 for the three months ended March 31, 2012 and 2011, respectively, and $93,000 and $3,000 for the six months ended March 31, 2012 and 2011, respectively.

NOTE 5—COMMITMENTS AND CONTINGENCIES:
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

In September 2009, the Authority entered into a settlement agreement with the State of Connecticut regarding contribution payments on the Authority's free promotional slot play program. Under the terms of the settlement agreement, effective July 1, 2009, the State of Connecticut agreed that no value shall be attributed to free promotional slot plays utilized by patrons at Mohegan Sun for purposes of calculating monthly contribution payments, provided that the aggregate amount of free promotional slot plays during any month does not exceed 5.5% of gross revenues from slot machines for such month. In the event free promotional slot plays granted by the Authority exceed 5.5% of monthly gross revenues from slot machines, contribution payments are required on such excess face amount of free promotional slot plays at the same rate as Slot Win Contribution payments, or 25%.
The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $43.4 million and $45.5 million for the three months ended March 31, 2012 and 2011, respectively, and $86.8 million and $88.6 million for the six months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and September 30, 2011, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $15.3 million.
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

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $33.8 million and $32.3 million for the three months ended March 31, 2012 and 2011, respectively, and $67.3 million and $63.1 million for the six months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and September 30, 2011, outstanding Pennsylvania Slot Machine Tax payments totaled $2.7 million and $4.8 million, respectively.
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
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.8 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively, and $3.6 million and $3.2 million for the six months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and September 30, 2011, outstanding Pennsylvania Table Game Tax payments totaled $155,000 and $87,000, respectively.
Pennsylvania Regulatory Fee
Slot machine licensees in the Commonwealth of Pennsylvania are required to reimburse state gaming regulatory agencies for various administrative and operating expenses (“Pennsylvania Regulatory Fee”) at a rate of 1.5% of gross revenues from slot machines and table games.
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $1.3 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively, and $2.6 million and $2.4 million for the six months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and September 30, 2011, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $130,000 and $106,000, respectively.
Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which also are to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 11 of the 14 authorized gaming facilities have commenced operations. As of March 31, 2012, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee. The Authority reflected expenses associated with this repayment schedule totaling $169,000 and $338,000 for the three months and six months ended March 31, 2012, respectively.
Horsemen’s Agreement
Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Entities through December 31, 2014. As of March 31, 2012 and September 30, 2011, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $7.6 million and $9.2 million, respectively.

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

The Authority reflected payments associated with the Priority Distribution Agreement totaling $4.7 million and $4.6 million for the three months ended March 31, 2012 and 2011, respectively, and $9.3 million and $9.1 million for the six months ended March 31, 2012 and 2011, respectively.
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
In the event of any bankruptcy, liquidation, reorganization or similar proceeding relating to the Authority, the Relinquishment Agreement provides that Senior and Junior Relinquishment Payments then due and owing are subordinated in right of payment to the Authority's senior secured indebtedness and capital lease obligations, and that Junior Relinquishment Payments then due and owing are further subordinated in right of payment to all of the Authority's other senior indebtedness. The Relinquishment Agreement also provides that all relinquishment payments are subordinated in right of payment to minimum priority distribution payments, which are required monthly payments made by the Authority to the Tribe under the Priority Distribution Agreement, to the extent then due. The Authority, in accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, recorded a $549.1 million relinquishment liability at September 30, 1998 based on the estimated present value of its obligations under the Relinquishment Agreement.
As of March 31, 2012 and September 30, 2011, the carrying amount of the relinquishment liability was $154.3 million and $178.3 million, respectively. The decrease in the relinquishment liability during the six months ended March 31, 2012 was due to $28.1 million in relinquishment payments. This reduction in the liability was offset by $4.1 million representing the accretion of discount to the relinquishment liability.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Relinquishment payments consisted of the following (in millions):

	For the Six Months Ended
	March 31, 2012	March 31, 2011
Principal	$23.2	$21.1
Accretion of discount	4.9	6.7
Total	$28.1	$27.8
The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of March 31, 2012 and September 30, 2011, relinquishment payments earned but unpaid were $13.3 million and $14.7 million, respectively.

NOTE 7—SEGMENT REPORTING:
As of March 31, 2012, the Authority owns and operates either directly or through wholly-owned subsidiaries Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club (collectively, the “Connecticut Entities”), and the Pennsylvania Entities. All of the Authority's revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Entities and the Pennsylvania Entities on a separate basis. The Authority, therefore, believes that it has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Entities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania Entities. The following tables provide financial information related to each segment (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Net revenues:
Mohegan Sun	$273,064	$274,165	$546,962	$537,995
Mohegan Sun at Pocono Downs	78,090	73,779	156,068	145,554
Total	351,154	347,944	703,030	683,549
Income (loss) from operations:
Mohegan Sun	56,630	53,247	103,623	95,791
Mohegan Sun at Pocono Downs	10,912	7,594	20,944	13,913
Corporate	(4,552)	(3,813)	(8,067)	(8,392)
Total	62,990	57,028	116,500	101,312
Accretion of discount to the relinquishment liability	(2,062)	(2,841)	(4,124)	(5,683)
Interest income	687	618	1,717	1,398
Interest expense	(32,657)	(29,713)	(61,466)	(59,459)
Loss on early exchange of debt	(14,306)	—	(14,306)	—
Other expense, net	(42)	(349)	(38)	(344)
Net income	14,610	24,743	38,283	37,224
Loss attributable to non-controlling interests	482	465	811	914
Net income attributable to Mohegan Tribal Gaming Authority	$15,092	$25,208	$39,094	$38,138

	For the Six Months Ended
	March 31, 2012	March 31, 2011
Capital expenditures incurred:
Mohegan Sun	$22,913	$14,096
Mohegan Sun at Pocono Downs	2,511	3,046
Total	$25,424	$17,142

	March 31, 2012	September 30, 2011
Total assets:
Mohegan Sun	$1,510,200	$1,505,210
Mohegan Sun at Pocono Downs	576,628	584,267
Corporate	190,127	113,719
Total	$2,276,955	$2,203,196

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 8—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of March 31, 2012, substantially all of the Authority's outstanding debt is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. The Authority's 2001 8 3/8% Senior Subordinated Notes, which were repaid at maturity on July 1, 2011, were fully and unconditionally guaranteed by MBC. In September 2010, Mohegan Ventures, LLC, a subsidiary of the Tribe, surrendered its membership interest in WTG to MVW. Accordingly, MVW now holds 100% membership interest in WTG. Separate financial statements and other disclosures concerning the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 7 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor entities as of March 31, 2012 and September 30, 2011 and for the three months and six months ended March 31, 2012 and 2011 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,254,996	$240,623	$19,951	$—	$1,515,570
Intercompany receivables	508,787	8,906	—	(517,693)	—
Investment in subsidiaries	66,512	1,676	—	(68,188)	—
Other intangible assets, net	120,679	285,454	—	—	406,133
Other assets, net	256,503	70,851	27,898	—	355,252
Total assets	$2,207,477	$607,510	$47,849	$(585,881)	$2,276,955
LIABILITIES AND CAPITAL
Current liabilities	$298,108	$32,475	$4,078	$—	$334,661
Due to Mohegan Tribe	—	—	31,450	—	31,450
Long-term debt and capital leases, net of current portions	1,609,877	—	—	—	1,609,877
Relinquishment liability, net of current portion	86,966	—	—	—	86,966
Intercompany payables	—	508,787	8,906	(517,693)	—
Other long-term liabilities	2,695	—	—	—	2,695
Total liabilities	1,997,646	541,262	44,434	(517,693)	2,065,649
Mohegan Tribal Gaming Authority capital	209,831	66,248	3,415	(69,979)	209,515
Non-controlling interests	—	—	—	1,791	1,791
Total liabilities and capital	$2,207,477	$607,510	$47,849	$(585,881)	$2,276,955
___________
(1)   Includes the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	September 30, 2011
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,263,876	$245,768	$19,951	$—	$1,529,595
Intercompany receivables	509,799	12,909	—	(522,708)	—
Investment in subsidiaries	77,028	2,233	—	(79,261)	—
Other intangible assets, net	120,737	285,601	—	—	406,338
Other assets, net	168,178	71,951	27,134	—	267,263
Total assets	$2,139,618	$618,462	$47,085	$(601,969)	$2,203,196
LIABILITIES AND CAPITAL
Current liabilities	$1,006,018	$31,950	$18,773	$—	$1,056,741
Due to Mohegan Tribe	—	—	10,850	—	10,850
Long-term debt and capital leases, net of current portions	823,951	—	—	—	823,951
Relinquishment liability, net of current portion	110,348	—	—	—	110,348
Intercompany payables	—	509,799	12,909	(522,708)	—
Other long-term liabilities	2,582	—	—	—	2,582
Total liabilities	1,942,899	541,749	42,532	(522,708)	2,004,472
Mohegan Tribal Gaming Authority capital	196,719	76,713	4,553	(81,582)	196,403
Non-controlling interests	—	—	—	2,321	2,321
Total liabilities and capital	$2,139,618	$618,462	$47,085	$(601,969)	$2,203,196
___________

(1)	Includes the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months Ended March 31, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$273,065	$78,090	$—	$(1)	$351,154
Operating costs and expenses:
Gaming and other operations	157,356	56,330	—	(1)	213,685
Advertising, general and administrative	44,131	7,926	910	—	52,967
Depreciation and amortization	17,065	4,416	—	—	21,481
(Gain) loss on disposition of assets	39	(8)	—	—	31
Total operating costs and expenses	218,591	68,664	910	(1)	288,164
Income (loss) from operations	54,474	9,426	(910)	—	62,990
Accretion of discount to the relinquishment liability	(2,062)	—	—	—	(2,062)
Interest expense	(16,485)	(15,668)	(767)	263	(32,657)
Loss on early exchange of debt	(14,306)	—	—	—	(14,306)
Loss on interests in subsidiaries	(6,518)	(561)	—	7,079	—
Other income (expense), net	(11)	285	634	(263)	645
Net income (loss)	15,092	(6,518)	(1,043)	7,079	14,610
Loss attributable to non-controlling interests	—	—	—	482	482
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$15,092	$(6,518)	$(1,043)	$7,561	$15,092
___________

(1)	Includes the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Three Months Ended March 31, 2011
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$274,165	$2	$73,779	$73,781	$—	$(2)	$347,944
Operating costs and expenses:
Gaming and other operations	162,558	397	53,715	54,112	—	(2)	216,668
Advertising, general and administrative	43,548	212	7,307	7,519	832	—	51,899
Depreciation and amortization	17,221	48	5,346	5,394	—	—	22,615
Severance	(266)	—	—	—	—	—	(266)
Total operating costs and expenses	223,061	657	66,368	67,025	832	(2)	290,916
Income (loss) from operations	51,104	(655)	7,411	6,756	(832)	—	57,028
Accretion of discount to the relinquishment liability	(2,841)	—	—	—	—	—	(2,841)
Interest expense	(15,495)	(1)	(13,699)	(13,700)	(681)	163	(29,713)
Loss on interests in subsidiaries	(7,228)	—	(454)	(454)	—	7,682	—
Other income (expense), net	(332)	—	170	170	594	(163)	269
Net income (loss)	25,208	(656)	(6,572)	(7,228)	(919)	7,682	24,743
Loss attributable to non-controlling interests	—	—	—	—	—	465	465
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$25,208	$(656)	$(6,572)	$(7,228)	$(919)	$8,147	$25,208
___________

(1)	Includes the Pennsylvania Entities, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Six Months Ended March 31, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$546,846	$156,186	$—	$(2)	$703,030
Operating costs and expenses:
Gaming and other operations	324,488	112,913	—	(2)	437,399
Advertising, general and administrative	88,934	15,938	1,586	—	106,458
Depreciation and amortization	33,951	8,433	—	—	42,384
Loss on disposition of assets	18	271	—	—	289
Total operating costs and expenses	447,391	137,555	1,586	(2)	586,530
Income (loss) from operations	99,455	18,631	(1,586)	—	116,500
Accretion of discount to the relinquishment liability	(4,124)	—	—	—	(4,124)
Interest expense	(30,992)	(29,405)	(1,503)	434	(61,466)
Loss on early exchange of debt	(14,306)	—	—	—	(14,306)
Loss on interests in subsidiaries	(11,189)	(877)	—	12,066	—
Other income, net	250	462	1,401	(434)	1,679
Net income (loss)	39,094	(11,189)	(1,688)	12,066	38,283
Loss attributable to non-controlling interests	—	—	—	811	811
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$39,094	$(11,189)	$(1,688)	$12,877	$39,094
___________

(1)	Includes the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Six Months Ended March 31, 2011
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries(1)	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$537,986	$12	$145,554	$145,566	$—	$(3)	$683,549
Operating costs and expenses:
Gaming and other operations	322,619	721	106,086	106,807	—	(3)	429,423
Advertising, general and administrative	89,391	398	15,195	15,593	1,745	—	106,729
Depreciation and amortization	34,979	95	10,756	10,851	—	—	45,830
Severance	255	—	—	—	—	—	255
Total operating costs and expenses	447,244	1,214	132,037	133,251	1,745	(3)	582,237
Income (loss) from operations	90,742	(1,202)	13,517	12,315	(1,745)	—	101,312
Accretion of discount to the relinquishment liability	(5,683)	—	—	—	—	—	(5,683)
Interest expense	(31,179)	(6)	(27,225)	(27,231)	(1,374)	325	(59,459)
Loss on interests in subsidiaries	(15,462)	—	(886)	(886)	—	16,348	—
Other income (expense), net	(280)	—	340	340	1,319	(325)	1,054
Net income (loss)	38,138	(1,208)	(14,254)	(15,462)	(1,800)	16,348	37,224
Loss attributable to non-controlling interests	—	—	—	—	—	914	914
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$38,138	$(1,208)	$(14,254)	$(15,462)	$(1,800)	$17,262	$38,138
___________

(1)	Includes the Pennsylvania Entities, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$56,882	$30,484	$(1,148)	$—	$86,218
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(25,063)	(4,718)	—	—	(29,781)
Other cash flows provided by (used in) investing activities	21,359	4,617	(275)	(25,650)	51
Net cash flows used in investing activities	(3,704)	(101)	(275)	(25,650)	(29,730)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	154,000	—	—	—	154,000
Bank Credit Facility repayments—revolving loan	(289,000)	—	—	—	(289,000)
Bank Credit Facility repayments—term loan	(1,000)	—	—	—	(1,000)
Term Loan Facility borrowings, net of discount	220,500	—	—	—	220,500
Salishan-Mohegan Bank Credit Facility repayments—revolving loan	—	—	(15,250)	—	(15,250)
Line of Credit borrowings	225,215	—	—	—	225,215
Line of Credit repayments	(225,215)	—	—	—	(225,215)
Borrowings from Mohegan Tribe	—	—	20,600	—	20,600
Principal portion of relinquishment liability payments	(23,136)	—	—	—	(23,136)
Distributions to Mohegan Tribe	(27,950)	—	—	—	(27,950)
Payments of financing fees	(48,830)	—	—	—	(48,830)
Other cash flows provided by (used in) financing activities	8,273	(30,085)	(3,907)	25,650	(69)
Net cash flows provided by (used in) financing activities	(7,143)	(30,085)	1,443	25,650	(10,135)
Net increase in cash and cash equivalents	46,035	298	20	—	46,353
Cash and cash equivalents at beginning of period	89,018	22,931	225	—	112,174
Cash and cash equivalents at end of period	$135,053	$23,229	$245	$—	$158,527
___________

(1)	Includes the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Six Months Ended March 31, 2011
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$66,036	$(325)	$23,778	$23,453	$(3,358)	$—	$86,131
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(14,335)	(16)	(8,182)	(8,198)	—	—	(22,533)
Other cash flows provided by (used in) investing activities	13,724	—	(891)	(891)	(267)	(13,489)	(923)
Net cash flows used in investing activities	(611)	(16)	(9,073)	(9,089)	(267)	(13,489)	(23,456)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	178,000	—	—	—	—	—	178,000
Bank Credit Facility repayments - revolving loan	(212,000)	—	—	—	—	—	(212,000)
Line of Credit borrowings	277,694	—	—	—	—	—	277,694
Line of Credit repayments	(275,899)	—	—	—	—	—	(275,899)
Principal portion of relinquishment liability payments	(21,138)	—	—	—	—	—	(21,138)
Distributions to Mohegan Tribe	(9,088)	—	—	—	—	—	(9,088)
Other cash flows provided by (used in) financing activities	(1,791)	449	(14,925)	(14,476)	3,355	13,489	577
Net cash flows provided by (used in) financing activities	(64,222)	449	(14,925)	(14,476)	3,355	13,489	(61,854)
Net increase (decrease) in cash and cash equivalents	1,203	108	(220)	(112)	(270)	—	821
Cash and cash equivalents at beginning of period	39,146	(49)	24,366	24,317	434	—	63,897
Cash and cash equivalents at end of period	$40,349	$59	$24,146	$24,205	$164	$—	$64,718
___________

(1)	Includes the Pennsylvania Entities, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation, including gaming and tax regulation, and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, those relating to the following:

•	the financial performance of Mohegan Sun and Mohegan Sun at Pocono Downs and the Pennsylvania off-track wagering facilities;

•	our leverage and ability to meet our debt obligations and maintain compliance with financial covenant requirements;

•	the availability of financing;

•	the local, regional, national or global economic climate, including the lingering effects of the economic recession;

•	increased competition, including the expansion of gaming in New England, New York, New Jersey or Pennsylvania;

•	our dependence on existing management;

•	our ability to integrate new amenities from expansions to our facilities into our current operations and manage the expanded facilities;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations, including the limitation, denial or suspension of licenses required under gaming laws and regulations;

•	changes in applicable laws pertaining to the service of alcohol, smoking or other amenities offered at Mohegan Sun and Mohegan Sun at Pocono Downs;

•	our ability to successfully implement our diversification strategy;

•	an act of terrorism on the United States;

•	our customers' access to inexpensive transportation to our facilities and increases in oil, fuel or other transportation-related expenses; and

•	unfavorable weather conditions.
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

Overview
The Tribe and the Authority
The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally-recognized Indian tribe with an approximately 544-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut entered into a compact, the Mohegan Compact, which was approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., or Downs Racing, we also own and operate Mohegan Sun at Pocono Downs, a gaming and entertainment facility located in Plains Township, Pennsylvania, and several off-track wagering facilities, or OTW facilities, located elsewhere in Pennsylvania, collectively the Pennsylvania entities. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.

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
Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:
Casino of the Earth
As of March 31, 2012, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 3,130 slot machines and 180 table games, including blackjack, roulette and craps;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

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

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars; and

•	the Wolf Den, an approximately 10,000-square-foot, 400-seat lounge featuring live entertainment seven days a week.
Casino of the Sky
As of March 31, 2012, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,140 slot machines and 105 table games, including blackjack, roulette and craps;

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
As of March 31, 2012, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 725 slot machines, 30 table games, including blackjack, roulette and craps, and a 42-table themed poker room;

•
food and beverage amenities, including: a two-level, 16,000-square-foot Jimmy Buffett's Margaritaville Restaurant and a casual dining restaurant operated by third-parties, and a bar operated by us, for a total seating of approximately 475; and

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
As of March 31, 2012, Mohegan Sun at Pocono Downs operates in an approximately 400,000-square-foot facility, which included the following:

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

Results of Operations
Summary Operating Results
As of March 31, 2012, we own and operate, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun WNBA franchise and the Mohegan Sun Country Club, or collectively, the Connecticut entities, and the Pennsylvania entities. All of our revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut entities and the Pennsylvania entities on a separate basis. We, therefore, believe that we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut entities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania entities.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$273,064	$274,165	$(1,101)	(0.4)%	$546,962	$537,995	$8,967	1.7%
Mohegan Sun at Pocono Downs	78,090	73,779	4,311	5.8%	156,068	145,554	10,514	7.2%
Total	$351,154	$347,944	$3,210	0.9%	$703,030	$683,549	$19,481	2.8%
Income (loss) from operations:
Mohegan Sun	$56,630	$53,247	$3,383	6.4%	$103,623	$95,791	$7,832	8.2%
Mohegan Sun at Pocono Downs	10,912	7,594	3,318	43.7%	20,944	13,913	7,031	50.5%
Corporate	(4,552)	(3,813)	(739)	19.4%	(8,067)	(8,392)	325	(3.9)%
Total	$62,990	$57,028	$5,962	10.5%	$116,500	$101,312	$15,188	15.0%
Net income attributable to Mohegan Tribal Gaming Authority	$15,092	$25,208	$(10,116)	(40.1)%	$39,094	$38,138	$956	2.5%
Operating margin:
Mohegan Sun	20.7%	19.4%	1.3%	6.7%	18.9%	17.8%	1.1%	6.2%
Mohegan Sun at Pocono Downs	14.0%	10.3%	3.7%	35.9%	13.4%	9.6%	3.8%	39.6%
Total	17.9%	16.4%	1.5%	9.1%	16.6%	14.8%	1.8%	12.2%

The most significant factors and trends that we believe impacted our financial performance were as follows:

•	higher table games hold percentage at Mohegan Sun;

•	changes in operations designed to improve profitability;

•	strong patron response to promotional offers at Mohegan Sun at Pocono Downs;

•	improved non-gaming results;

•	favorable weather conditions;

•	continued focus on managing expenses and enhancing operating efficiencies; and

•	a $14.3 million non-operating loss on early exchange of debt in connection with our refinancing transactions.

Net revenues for the three months and six months ended March 31, 2012 compared to the same periods in the prior year increased primarily as a result of higher gaming and non-gaming revenues at Mohegan Sun at Pocono Downs. The increases in net revenues also reflect higher table game revenues at Mohegan Sun.
Income from operations for the three months and six months ended March 31, 2012 compared to the same periods in the prior year increased primarily due to the growth in net revenues, combined with lower depreciation expense. The increases in income from operations also reflect changes in our operations designed to improve profitability, as well as our continued focus on managing expenses and enhancing operating efficiencies.
Net income attributable to the Authority for the three months ended March 31, 2012 compared to the same period in the prior year declined as a result of the loss on early exchange of debt and higher interest expense. Net income attributable to the Authority for the six months ended March 31, 2012 compared to the same period in the prior year increased primarily due to the growth in income from operations, partially offset by the loss on early exchange of debt and higher interest expense.

Mohegan Sun
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Gaming	$242,215	$246,442	$(4,227)	(1.7)%	$485,763	$486,166	$(403)	(0.1)%
Food and beverage	16,400	15,746	654	4.2%	33,664	31,893	1,771	5.6%
Hotel	10,254	8,657	1,597	18.4%	19,372	17,654	1,718	9.7%
Retail, entertainment and other	22,972	24,760	(1,788)	(7.2)%	48,645	45,604	3,041	6.7%
Total	$291,841	$295,605	$(3,764)	(1.3)%	$587,444	$581,317	$6,127	1.1%

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Gaming	83.0%	83.4%	82.7%	83.6%
Food and beverage	5.6%	5.3%	5.7%	5.5%
Hotel	3.5%	2.9%	3.3%	3.0%
Retail, entertainment and other	7.9%	8.4%	8.3%	7.9%
Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Slots:
Handle	$2,011,682	$2,182,429	$(170,747)	(7.8)%	$4,076,053	$4,303,008	$(226,955)	(5.3)%
Gross revenues	$168,057	$175,310	$(7,253)	(4.1)%	$338,871	$344,666	$(5,795)	(1.7)%
Net revenues	$161,465	$168,306	$(6,841)	(4.1)%	$325,241	$331,523	$(6,282)	(1.9)%
Free promotional slot plays (1)	$14,433	$16,302	$(1,869)	(11.5)%	$28,240	$28,672	$(432)	(1.5)%
Weighted average number of machines (in units)	6,063	6,368	(305)	(4.8)%	6,151	6,386	(235)	(3.7)%
Hold percentage (gross)	8.4%	8.0%	0.4%	5.0%	8.3%	8.0%	0.3%	3.8%
Win per unit per day (gross) (in dollars)	$305	$306	$(1)	(0.3)%	$301	$297	$4	1.3%
Table games:
Drop	$473,535	$488,484	$(14,949)	(3.1)%	$978,926	$992,843	$(13,917)	(1.4)%
Revenues	$75,950	$73,276	$2,674	3.6%	$150,897	$144,818	$6,079	4.2%
Weighted average number of games (in units)	313	332	(19)	(5.7)%	314	331	(17)	(5.1)%
Hold percentage (2)	16.0%	15.0%	1.0%	6.7%	15.4%	14.6%	0.8%	5.5%
Win per unit per day (in dollars)	$2,667	$2,455	$212	8.6%	$2,629	$2,402	$227	9.5%
Poker:
Revenues	$3,062	$2,874	$188	6.5%	$6,078	$5,841	$237	4.1%
Weighted average number of tables (in units)	42	42	—	—	42	42	—	—
Revenue per unit per day (in dollars)	$801	$760	$41	5.4%	$791	$764	$27	3.5%
__________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months and six months ended March 31, 2012 compared to the same periods in the prior year decreased primarily due to lower slot revenues resulting from the declines in slot handle. The declines in slot handle resulted from changes in our operations designed to improve profitability, including reduced use of free promotional slot plays and changes in the slot mix on our gaming floor. The declines in slot handle also reflect additional gaming capacity in the Northeast gaming market. The increases in slot hold percentage reflect the reduction in free promotional slot plays redeemed by Player's Club members and changes in the slot mix on our gaming floor. The increases in table game revenues resulted from higher table game hold percentage. Gaming revenues for the three months and six months ended March 31, 2012 were negatively impacted by a reduction in the number of headliner shows held at the Mohegan Sun Arena and a shift in hotel occupancy to transient guests. These results were partially offset by favorable weather conditions.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Meals served	785	785	—	—	1,604	1,631	(27)	(1.7)%
Average price per meal served (in dollars)	$16.22	$15.64	$0.58	3.7%	$16.51	$15.40	$1.11	7.2%

Food and beverage revenues for the three months and six months ended March 31, 2012 compared to the same periods in the prior year increased due to the increases in the average price per meal served resulting, in part, from the July 2011 re-opening of the renovated Season's Buffet featuring expanded offerings.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Rooms occupied	103	102	1	1.0%	205	205	—	—
Occupancy rate	97.0%	96.8%	0.2%	0.2%	95.5%	96.1%	(0.6)%	(0.6)%
Average daily room rate (in dollars)	$94	$82	$12	14.6%	$90	$83	$7	8.4%
Revenue per available room (in dollars)	$91	$79	$12	15.2%	$86	$80	$6	7.5%

Hotel revenues for the three months and six months ended March 31, 2012 compared to the same periods in the prior year increased as a result of the increases in average daily room rate, reflecting a shift in hotel occupancy to higher paying transient guests.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Arena events (in events)	26	26	—	—	53	49	4	8.2%
Arena tickets	145	148	(3)	(2.0)%	300	267	33	12.4%
Average price per Arena ticket (in dollars)	$41.01	$56.81	$(15.80)	(27.8)%	$47.32	$51.89	$(4.57)	(8.8)%

Retail, entertainment and other revenues for the three months ended March 31, 2012 compared to the same period in the prior year declined primarily due to lower entertainment revenues resulting from a reduction in the number of headliner shows held at the Mohegan Sun Arena which had the effect of lowering the average price per Arena ticket. Retail, entertainment and other revenues for the six months ended March 31, 2012 compared to the same period in the prior year increased primarily as a result of additional gasoline revenues from the September 2011 opening of our employee gas station.

Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Food and beverage	$6,340	$6,789	$(449)	(6.6)%	$13,490	$14,018	$(528)	(3.8)%
Hotel	3,396	3,345	51	1.5%	7,023	7,313	(290)	(4.0)%
Retail, entertainment and other	9,041	11,306	(2,265)	(20.0)%	19,969	21,991	(2,022)	(9.2)%
Total	$18,777	$21,440	$(2,663)	(12.4)%	$40,482	$43,322	$(2,840)	(6.6)%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Food and beverage	$6,489	$7,043	$(554)	(7.9)%	$13,329	$14,356	$(1,027)	(7.2)%
Hotel	1,809	2,014	(205)	(10.2)%	3,905	4,444	(539)	(12.1)%
Retail, entertainment and other	8,365	9,398	(1,033)	(11.0)%	18,577	18,398	179	1.0%
Total	$16,663	$18,455	$(1,792)	(9.7)%	$35,811	$37,198	$(1,387)	(3.7)%

Promotional allowances for the three months and six months ended March 31, 2012 compared to the same periods in the prior year declined primarily due to changes in our operations designed to improve profitability, combined with lower redemptions under the Player's Club program.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Gaming	$136,521	$143,659	$(7,138)	(5.0)%	$281,303	$286,734	$(5,431)	(1.9)%
Food and beverage	9,249	8,295	954	11.5%	18,169	16,549	1,620	9.8%
Hotel	3,768	3,327	441	13.3%	7,045	6,493	552	8.5%
Retail, entertainment and other	8,207	7,675	532	6.9%	18,666	13,585	5,081	37.4%
Advertising, general and administrative	41,101	40,900	201	0.5%	83,578	83,398	180	0.2%
Depreciation and amortization	17,549	17,329	220	1.3%	34,560	35,192	(632)	(1.8)%
Loss on disposition of assets	39	—	39	100.0%	18	—	18	100.0%
Severance	—	(267)	267	(100.0)%	—	253	(253)	(100.0)%
Total	$216,434	$220,918	$(4,484)	(2.0)%	$443,339	$442,204	$1,135	0.3%

Gaming costs and expenses for the three months and six months ended March 31, 2012 compared to the same periods in the prior year decreased primarily as a result of changes in our operations designed to improve profitability, including lower costs related Player's Club point redemptions at third-party outlets and Mohegan Sun-owned facilities. The reductions in gaming costs and expenses also reflect lower Slot Win Contribution expenses commensurate with the declines in slot revenues. Expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaled $43.4 million and $86.8 million for the three months and six months ended March 31, 2012, respectively, and $45.5 million and $88.6 million for the three months and six months ended March 31, 2011, respectively. Gaming costs and expenses as a percentage of gaming revenues were 56.4% and 57.9% for the three months and six months ended March 31, 2012, respectively, compared to 58.3% and 59.0% for the three months and six months ended March 31, 2011, respectively.
Food and beverage costs and expenses for the three months and six months ended March 31, 2012 compared to the same periods in the prior year increased primarily due to reduced use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses. The increases in food and beverage costs and expenses also reflect higher cost of goods sold commensurate with the growth in food and beverage revenues.
Hotel costs and expenses for the three months and six months ended March 31, 2012 compared to the same periods in the prior year increased primarily as a result of reduced use of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the three months ended March 31, 2012 compared to the same period in the prior year increased primarily as a result of higher gasoline cost of goods sold commensurate with the growth in gasoline revenues and reduced use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses. These results were partially offset by lower direct entertainment costs resulting from the reduction in the number of headliner shows held at the Mohegan Sun Arena. Retail, entertainment and other costs and expenses for the six months ended March 31, 2012 compared to the same period in the prior year increased primarily due to higher gasoline cost of goods sold and higher direct entertainment costs resulting from the increase in events held at the Mohegan Sun Arena.
Advertising, general and administrative costs and expenses for the three months and six months ended March 31, 2012 compared to the same periods in the prior year were flat reflecting our continued focus on managing expenses.
Mohegan Sun at Pocono Downs
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Gaming	$73,913	$70,002	$3,911	5.6%	$147,897	$137,935	$9,962	7.2%
Food and beverage	6,151	5,483	668	12.2%	12,263	11,330	933	8.2%
Retail, entertainment and other	1,947	1,618	329	20.3%	3,867	3,220	647	20.1%
Total	$82,011	$77,103	$4,908	6.4%	$164,027	$152,485	$11,542	7.6%
The following table summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Gaming	90.1%	90.8%	90.2%	90.5%
Food and beverage	7.5%	7.1%	7.5%	7.4%
Retail, entertainment and other	2.4%	2.1%	2.3%	2.1%
Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Slots:
Handle	$755,358	$700,634	$54,724	7.8%	$1,492,317	$1,389,992	$102,325	7.4%
Gross revenues	$59,798	$56,527	$3,271	5.8%	$118,957	$110,185	$8,772	8.0%
Net revenues	$59,815	$56,492	$3,323	5.9%	$118,951	$110,144	$8,807	8.0%
Free promotional slot plays (1)	$16,303	$14,632	$1,671	11.4%	$31,184	$29,840	$1,344	4.5%
Weighted average number of machines (in units)	2,332	2,429	(97)	(4)%	2,332	2,448	(116)	(4.7)%
Hold percentage (gross)	7.9%	8.1%	(0.2)%	(2.5)%	8.0%	7.9%	0.1%	1.3%
Win per unit per day (gross) (in dollars)	$282	$259	$23	8.9%	$279	$247	$32	13.0%
Table games:
Drop	$55,474	$46,164	$9,310	20.2%	$110,553	$96,001	$14,552	15.2%
Revenues	$9,794	$8,776	$1,018	11.6%	$19,970	$17,973	$1,997	11.1%
Weighted average number of games (in units)	66	66	—	—	66	66	—	—
Hold percentage (2)	17.7%	19.0%	(1.3)%	(6.8)%	18.1%	18.7%	(0.6)%	(3.2)%
Win per unit per day (in dollars)	$1,627	$1,477	$150	10.2%	$1,652	$1,495	$157	10.5%
Poker:
Revenues	$1,031	$1,078	$(47)	(4.4)%	$2,020	$2,148	$(128)	(6.0)%
Weighted average number of tables (in units)	18	18	—	—	18	18	—	—
Revenue per unit per day (in dollars)	$630	$665	$(35)	(5.3)%	$613	$656	$(43)	(6.6)%
 ___________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months and six months ended March 31, 2012 compared to the same periods in the prior year increased as a result of higher slot and table game revenues. The increases in slot and table game revenues reflect strong patron response to our promotional offers and favorable weather conditions.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Meals served	176	166	10	6.0%	360	359	1	0.3%
Average price per meal served (in dollars)	$15.62	$14.83	$0.79	5.3%	$15.51	$14.90	$0.61	4.1%
Food and beverage and retail, entertainment and other revenues for the three months and six months ended March 31, 2012 compared to the same periods in the prior year increased primarily due to increased patron visitation to the facility.
Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Food and beverage	$3,506	$3,014	$492	16.3%	$7,121	$6,302	$819	13.0%
Retail and entertainment	415	310	105	33.9%	838	629	209	33.2%
Total	$3,921	$3,324	$597	18.0%	$7,959	$6,931	$1,028	14.8%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Food and beverage	$2,589	$2,578	$11	0.4%	$5,379	$5,035	$344	6.8%
Retail and entertainment	476	395	81	20.5%	959	815	144	17.7%
Total	$3,065	$2,973	$92	3.1%	$6,338	$5,850	$488	8.3%

Promotional allowances for the three months and six months ended March 31, 2012 compared to the same periods in the prior year increased due to higher redemptions under the Player's Club program.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Gaming	$53,631	$51,334	$2,297	4.5%	$107,695	$101,590	$6,105	6.0%
Food and beverage	2,030	2,100	(70)	(3.3)%	3,946	3,891	55	1.4%
Retail, entertainment and other	279	278	1	0.4%	575	581	(6)	(1.0)%
Advertising, general and administrative	7,343	7,228	115	1.6%	14,878	15,024	(146)	(1.0)%
Depreciation and amortization	3,903	5,245	(1,342)	(25.6)%	7,759	10,555	(2,796)	(26.5)%
(Gain) loss on disposition of assets	(8)	—	(8)	(100.0)%	271	—	271	100.0%
Total	$67,178	$66,185	$993	1.5%	$135,124	$131,641	$3,483	2.6%
Gaming costs and expenses for the three months and six months ended March 31, 2012 compared to the same periods in the prior year increased primarily as a result of higher Pennsylvania Slot Machine Tax and Pennsylvania Table Game Tax commensurate with the growth in slot and table game revenues. The increases in gaming costs and expenses also were attributable to higher payroll costs and promotional expenditures. Expenses associated with the Pennsylvania Slot Machine Tax totaled $33.8 million and $67.3 million for the three months and six months ended March 31, 2012, respectively, and $32.3 million and $63.1 million for the three months and six months ended March 31, 2011, respectively. Expenses associated with the Pennsylvania Table Game Tax totaled $1.8 million and $3.6 million for the three months and six months ended March 31, 2012, respectively, and $1.6 million and $3.2 million for the three months and six months ended March 31, 2011, respectively. Gaming costs and expenses as a percentage of gaming revenues were 72.6% and 72.8% for the three months and six months ended March 31, 2012, respectively, compared to 73.3% and 73.7% for the three months and six months ended March 31, 2011, respectively.
Food and beverage, retail, entertainment and other and advertising, general and administrative costs and expenses for the three months and six months ended March 31, 2012 compared to the same periods in the prior year were flat.
Depreciation and amortization expenses for the three months and six months ended March 31, 2012 compared to the same periods in the prior year decreased primarily as a result of fully depreciated assets related to the Phase II facility.

Corporate Expenses and Other Income (Expense)
Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Corporate expenses:
Corporate	$4,523	$3,771	$752	19.9%	$8,002	$8,307	$(305)	(3.7)%
Depreciation and amortization	29	41	(12)	(29.3)%	65	83	(18)	(21.7)%
Severance	—	1	(1)	(100.0)%	—	2	(2)	(100.0)%
Total Corporate expenses	$4,552	$3,813	$739	19.4%	$8,067	$8,392	$(325)	(3.9)%
Other income (expense):
Accretion of discount to the relinquishment liability (1)	$(2,062)	$(2,841)	$779	(27.4)%	$(4,124)	$(5,683)	$1,559	(27.4)%
Interest income (2)	687	618	69	11.2%	1,717	1,398	319	22.8%
Interest expense	(32,657)	(29,713)	(2,944)	9.9%	(61,466)	(59,459)	(2,007)	3.4%
Loss on early exchange of debt	(14,306)	—	(14,306)	100.0%	(14,306)	—	(14,306)	100.0%
Other expense, net	(42)	(349)	307	(88.0)%	(38)	(344)	306	(89.0)%
Total other expense	$(48,380)	$(32,285)	$(16,095)	49.9%	$(78,217)	$(64,088)	$(14,129)	22.0%
___________

(1)	Reflects accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Primarily represents interest earned on long-term receivables.

Total Corporate costs and expenses for the three months ended March 31, 2012 compared to the same period in the prior year increased primarily as a result of higher development related expenditures and severance costs. Total Corporate costs and expenses for the six months ended March 31, 2012 compared to the same period in the prior year declined primarily due to lower professional expenses.

Interest expense for the three months and six months ended March 31, 2012 compared to the same periods in the prior year increased as a result of higher weighted average interest rate. Weighted average interest rate was 7.9% and 7.5% for the three months and six months ended March 31, 2012, respectively, compared to 7.2% and 7.1% for the three months and six months ended March 31, 2011, respectively. The increases in weighted average interest rate were primarily driven by our March 6, 2012 refinancing transactions. Weighted average outstanding debt was $1.65 billion and $1.63 billion for the three months and six months ended March 31, 2012, respectively, compared to $1.66 billion and $1.67 billion for the three months and six months ended March 31, 2011, respectively.

Loss on early exchange of debt for the three months and six months ended March 31, 2012 represents financing fees written-off in connection with our March 6, 2012 refinancing transactions. We incurred approximately $58.2 million in transaction costs in connection with our refinancing, of which $14.3 million was written-off and $43.9 million was capitalized and will be amortized over the terms of the related debt.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun at Pocono Downs during the months of May through August. Accordingly, our results of operations for the three months and six months ended March 31, 2012 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Six Months Ended March 31,
	2012	2011	Variance	Percentage Variance
Net cash provided by operating activities	$86,218	$86,131	$87	0.1%
Net cash used in investing activities	(29,730)	(23,456)	(6,274)	26.7%
Net cash used in financing activities	(10,135)	(61,854)	51,719	(83.6)%
Net increase in cash and cash equivalents	$46,353	$821	$45,532	5,545.9%

As of March 31, 2012 and September 30, 2011, we held cash and cash equivalents of $158.5 million and $112.2 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts and relinquishment liability reassessments. The slight increase in cash provided by operating activities for the six months ended March 31, 2012 compared to the same period in the prior year reflects increased operating income after adjustments for non-cash items, partially offset by higher working capital requirements.
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

The increase in cash used in investing activities for the six months ended March 31, 2012 compared to the same period in the prior year was attributable to higher capital expenditures. The decrease in cash used in financing activities for the six months ended March 31, 2012 compared to the same period in the prior year was attributable to increased net debt borrowings, partially offset by higher capitalized debt issuance costs and distributions to the Tribe.
External Sources of Liquidity

On March 6, 2012, the Authority completed a comprehensive refinancing of its outstanding indebtedness, including the consummation of private exchange offers and consent solicitations with respect to its outstanding notes, an amendment and restatement of its bank credit facility and the execution and funding of a new term loan facility (all further discussed below).

Bank Credit Facility

In December 2008, the Authority entered into a Third Amended and Restated Bank Credit Facility providing for a revolving loan and letter of credit borrowing capacity of up to $675.0 million, as amended (the "Bank Credit Facility"). On March 6, 2012, the Authority amended and restated its Bank Credit Facility pursuant to a Fourth Amended and Restated Loan Agreement, which provides for a $400.0 million term loan and a revolving loan and letter of credit borrowing capacity of up to $75.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A., serving as Administrative Agent. The term loan under the Bank Credit Facility is to be repaid at a rate of $1.0 million per quarter. The Bank Credit Facility matures on March 31, 2015, upon which date all outstanding balances are payable in full. As of March 31, 2012, there were $399.0 million in term loans and no revolving loans outstanding under the Bank Credit Facility. As of March 31, 2012, letters of credit issued under the Bank Credit Facility totaled $2.3 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, and after taking into account restrictive financial covenant requirements, the Authority had approximately $72.7 million of borrowing capacity under the Bank Credit Facility as of March 31, 2012.
Borrowings under the Bank Credit Facility incur interest as follows: (i) for base rate revolving loans, base rate plus an applicable margin based on a leverage-based pricing grid between 2.25% and 3.25%; (ii) for Eurodollar rate revolving loans, the applicable LIBOR rate plus an applicable margin based on a leverage-based pricing grid between 3.50% and 4.50%; (iii) for base rate term loans, base rate plus an applicable margin equal to 3.25%; and (iv) for Eurodollar rate term loans, the applicable LIBOR rate plus 4.50%. For Eurodollar rate term loans, LIBOR is subject to a 1.0% floor. There also is a fee of between 0.25% and 0.50%, based on a leverage-based pricing grid, charged on unused revolving commitments. Interest on Eurodollar rate loans is payable at the end of each applicable interest period for periods of three months or less and for loans of more than three months, each March, June, September or December that occurs after the beginning of such interest period. Interest on base rate advances is payable quarterly in arrears. As of March 31, 2012, the $399.0 million term loan outstanding was based on the Eurodollar Rate floor of 1.00% plus an Applicable Rate of 4.50%. The Applicable Rate for commitment fees was 0.50% as of March 31, 2012.

The Authority's obligations under the Bank Credit Facility are fully and unconditionally guaranteed, jointly and severally, by the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming (the “Guarantors”). The Bank Credit Facility is collateralized by a first priority lien on substantially all of the Authority's property and assets and those of the Guarantors (other than MBC), including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land and improvements that comprise Mohegan Sun (the Authority and the Guarantors, other than MBC, are collectively referred to herein as the “Grantors”). The Grantors are also required to pledge additional assets as collateral for the Bank Credit Facility as they and future guarantor subsidiaries acquire them. The liens and security interests granted by the Grantors as security for the Authority's obligations under the Bank Credit Facility are senior in priority to the liens on the same collateral securing the New Term Loan Facility (as defined below) and the 2009 Second Lien Notes, the 2012 Second Lien Notes and the 2012 Third Lien Notes (each as defined below and, collectively, the “Secured Notes”). The collateral securing the Bank Credit Facility constitutes substantially all of the Grantors' property and assets that secure the New Term Loan Facility and the Secured Notes, but excludes certain excluded assets as defined in the Bank Credit Facility.

The Bank Credit Facility contains negative covenants applicable to the Authority and the Guarantors, including negative covenants governing incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions, mergers or consolidations and capital expenditures. Additionally, the Bank Credit Facility includes financial maintenance covenants pertaining to total leverage, senior leverage and minimum fixed charge coverage. The levels of these covenants as of March 31, 2012 through the remaining term of the Bank Credit Facility are as follows:
Minimum fixed charge coverage ratio covenant, as defined under the Bank Credit Facility:

Fiscal Quarters Ending:
March 31, 2012 and thereafter	1.05:1.00

Maximum total leverage ratio covenant, or ratio of total debt to annualized EBITDA, as such terms are defined under the Bank Credit Facility:

Fiscal Quarters Ending:
March 31, 2012	7.50:1.00
June 30, 2012 through September 30, 2012	7.25:1.00
December 31, 2012 through March 31, 2013	7.00:1.00
June 30, 2013 through December 31, 2013	6.75:1.00
March 31, 2014 through June 30, 2014	6.50:1.00
September 30, 2014 and thereafter	6.25:1.00

Maximum senior leverage ratio covenant, or ratio of total debt outstanding under the Bank Credit Facility to annualized EBITDA, as such terms are defined under the Bank Credit Facility:

Fiscal Quarters Ending:
March 31, 2012 and thereafter	1.75:1.00

As of March 31, 2012, the Authority and the Tribe were in compliance with all respective covenant requirements under the Bank Credit Facility.

New Term Loan Facility

On March 6, 2012, the Authority entered into a loan agreement providing for a $225.0 million first lien, second out term loan with Wells Fargo Gaming Capital, LLC, serving as Administrative Agent. The New Term Loan Facility was issued at a price of 98.0% of par, for an initial yield of approximately 9.6% per annum. The New Term Loan Facility has no mandatory amortization and is payable in full on March 31, 2016. The net proceeds from the New Term Loan Facility were used to refinance the Authority's existing indebtedness, permanently reduce commitments under the Bank Credit Facility and pay accrued interest, fees and expenses in connection with the Authority's refinancing transactions consummated on March 6, 2012.

Loans under the New Term Loan Facility bear interest at a rate of: (i) for base rate loans, base rate plus 6.50% per annum and (ii) for Eurodollar rate loans, LIBOR plus 7.50% per annum. In all cases, LIBOR is subject to a 1.50% floor. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or every quarter in arrears, if an interest period exceeds three months. Interest on base rate loans is payable quarterly in arrears. As of March 31, 2012, the Authority had a $225.0 million Eurodollar Rate loan outstanding, which was based on the Eurodollar Rate floor of 1.50% plus an Applicable Rate of 7.50%.

The New Term Loan Facility is fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors. The liens and security interests granted by the Grantors as security for the Authority's obligations under the New Term Loan Facility are senior in priority to the liens on the same collateral securing any of the Secured Notes. The collateral securing the New Term Loan Facility constitutes substantially all of the Grantors' property and assets that secure the Bank Credit Facility and the Secured Notes, but excludes certain excluded assets as defined in the New Term Loan Facility.

The New Term Loan Facility contains negative covenants that are substantially the same as the negative covenants contained in the Bank Credit Facility. The New Term Loan Facility also contains financial maintenance covenants that are substantially the same as those in the Bank Credit Facility and also includes a separate first lien leverage ratio covenant.

As of March 31, 2012 through the remaining term of the Bank Credit Facility, the level of the first lien leverage ratio covenant, or ratio of total debt outstanding under the Bank Credit Facility and New Term Loan Facility to annualized EBITDA, as such terms are defined under the New Term Loan Facility, is 2.75 to 1.00.
As of March 31, 2012, the Authority and the Tribe were in compliance with all respective covenant requirements under the New Term Loan Facility.

First Lien Intercreditor Agreement

On March 6, 2012, Bank of America, N.A., as collateral agent and authorized representative under the Bank Credit Facility and Wells Fargo Gaming Capital, LLC, as collateral agent and authorized representative under the New Term Loan Agreement, entered into a First Lien Intercreditor Agreement (the “First Lien Intercreditor Agreement”), which was acknowledged by the Grantors. The First Lien Intercreditor Agreement establishes the relative priority of claims and rights of the lenders and agents under the Bank Credit Facility and the New Term Loan Facility to the shared collateral, and certain other matters relating to the administration and enforcement of their respective security interests. Among other things, the First Lien Intercreditor Agreement provides, subject to certain exceptions, that, in the case of an exercise of remedies against the shared collateral, the obligations under the Bank Credit Facility must be paid in full and discharged prior to the payment of the obligations under the New Term Loan Facility.
Senior Secured Notes
2009 11  1/2% Second Lien Senior Secured Notes
In October 2009, the Authority issued $200.0 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.50% per annum (the “2009 Second Lien Notes”). The 2009 Second Lien Notes were issued at a price of 96.234% of par, to yield an effective interest rate of 12.25% per annum. The 2009 Second Lien Notes mature on November 1, 2017. The first call date for the 2009 Second Lien Notes is November 1, 2013. Interest on the 2009 Second Lien Notes is payable semi-annually on May 1st and November 1st.

On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2009 Second Lien Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2009 Second Lien Notes, which eliminated a substantial number of restrictive covenants under the notes and related indenture. The aggregate principal amount of 2009 Second Lien Notes tendered and exchanged was $199.8 million. An aggregate principal amount of $200,000 of 2009 Second Lien Notes remains outstanding as of March 31, 2012.

The 2009 Second Lien Notes are collateralized by a second priority lien on substantially all of the Grantors' and future guarantor subsidiaries' properties and assets, and are effectively subordinated to all of the Authority's and its existing and future guarantor subsidiaries' first priority lien secured indebtedness, including borrowings under the Bank Credit Facility and New Term Loan Facility, to the extent of the value of the collateral securing such indebtedness. The 2009 Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.

The 2009 Second Lien Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

2012 11 ½% Second Lien Senior Secured Notes

On March 6, 2012, the Authority issued $199.8 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.50% per annum (the “2012 Second Lien Notes”) in exchange for an equal amount of 2009 Second Lien Notes. The 2012 Second Lien Notes mature on November 1, 2017. The Authority may redeem the 2012 Second Lien Notes, in whole or in part, at any time prior to November 1, 2014, at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest. On or after November 1, 2014, the Authority may redeem the 2012 Second Lien Notes, in whole or in part, at a premium decreasing ratably to zero, plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Second Lien Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Second Lien Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Second Lien Notes is payable semi-annually on May 1st and November 1st, commencing November 1, 2012.

The 2012 Second Lien Notes and the related guarantees are secured by second lien security interests in substantially all of the Authority's property and assets and that of the Grantors. These liens are junior in priority to the liens on the same collateral securing the Authority's Bank Credit Facility and New Term Loan Facility (and permitted replacements thereof) and to all other permitted prior liens, including liens securing certain hedging obligations. The collateral securing the 2012 Second Lien Notes constitutes substantially all of the Grantors' property and assets that secure the Bank Credit Facility and New Term Loan Facility, the 2009 Second Lien Notes and the 2012 Third Lien Notes, but excludes certain excluded assets as defined in the 2012 Second Lien Notes indenture. The 2012 Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.

The 2012 Second Lien Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

2012 10 ½% Third Lien Senior Secured Notes

On March 6, 2012, the Authority issued approximately $417.7 million Third Lien Senior Secured Notes with fixed interest payable at a rate of 10.50% per annum (the “2012 Third Lien Notes”) in exchange for $234.2 million of 2005 Senior Unsecured Notes and $183.5 million of 2002 Senior Subordinated Notes. The 2012 Third Lien Notes mature on December 15, 2016. The Authority may redeem the 2012 Third Lien Notes, in whole or in part, at any time at a price equal to 100% of the principal amount plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Third Lien Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Third Lien Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Third Lien Notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2012.

The 2012 Third Lien Notes and the related guarantees are secured by third lien security interests in substantially all of the Grantors' property and assets. These liens are junior in priority to the liens on the same collateral securing the Authority's Bank Credit Facility and New Term Loan Facility, the 2012 Second Lien Notes and the 2009 Second Lien Notes (and permitted replacements of each of the foregoing) and to all other permitted prior liens, including liens securing certain hedging obligations. The collateral securing the 2012 Third Lien Notes constitutes substantially all of the Grantors' property and assets that secure the Bank Credit Facility and New Term Loan Facility, the 2012 Second Lien Notes and the 2009 Second Lien Notes, but excludes certain excluded assets as defined in the 2012 Third Lien Notes indenture. The 2012 Third Lien Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.

The 2012 Third Lien Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

General Intercreditor Agreement

On March 6, 2012, Bank of America, N.A., as administrative agent and collateral agent under the Bank Credit Facility, Wells Fargo Gaming Capital, LLC, as administrative agent and collateral agent under the New Term Loan Facility, U.S. Bank National Association, as trustee under the indenture for the 2009 Second Lien Notes and 2012 Second Lien Notes and authorized collateral agent for the second lien secured parties, and U.S. Bank National Association, as trustee under the 2012 Third Lien Notes and authorized collateral agent for the third lien secured parties, entered into an Amended and Restated Collateral Agency and Intercreditor Agreement (the “General Intercreditor Agreement”), which was acknowledged by the Grantors. The General Intercreditor Agreement establishes the relative lien priorities and rights of the lenders under the Authority's various secured obligations to the shared collateral, and certain other matters relating to the administration and enforcement of their respective security interests. The General Intercreditor Agreement provides, subject to certain exceptions, that, in the case of an exercise of remedies against the shared collateral, the obligations under (i) the Bank Credit Facility and the New Term Loan Facility must be paid in full and discharged prior to the payment of the Authority's obligations secured by junior liens and (ii) the 2009 Second Lien Notes and the 2012 Second Lien Notes must be paid in full and discharged prior to the payment of the obligations under the 2012 Third Lien Notes.

Senior Unsecured Notes

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
On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Unsecured Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Unsecured Notes, which eliminated a substantial number of restrictive covenants under the notes and related indenture. The aggregate principal amount of 2005 Senior Unsecured Notes tendered and exchanged was $234.2 million. An aggregate principal amount of $15.8 million of the 2005 Senior Unsecured Notes remains outstanding as of March 31, 2012.

The 2005 Senior Unsecured Notes are uncollateralized general obligations of the Authority, and are effectively subordinated to all of the Authority's and the Guarantors' and future guarantor subsidiaries' senior secured indebtedness, including the Bank Credit Facility, New Term Loan Facility, 2009 Second Lien Notes, 2012 Second Lien Notes and 2012 Third Lien Notes, to the extent of the value of the collateral securing such indebtedness. The 2005 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.
Senior Subordinated Notes

2002 8% Senior Subordinated Notes
In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.000% per annum (the “2002 Senior Subordinated Notes”). The 2002 Senior Subordinated Notes matured on April 1, 2012. The 2002 Senior Subordinated Notes were callable at the Authority's option at par. Interest on the 2002 Senior Subordinated Notes was payable semi-annually on April 1st and October 1st.
On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2002 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2002 Senior Subordinated Notes, which eliminated a substantial number of restrictive covenants under the notes and related indenture. The aggregate principal amount of 2002 Senior Subordinated Notes tendered and exchanged was $183.5 million. An aggregate principal amount of $66.5 million of the 2002 Senior Subordinated Notes remained outstanding as of March 31, 2012. The Authority repaid the outstanding $66.5 million 2002 Senior Subordinated Notes, including accrued interest, at maturity on April 2, 2012 with proceeds from the Bank Credit Facility.
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
On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2004 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 Senior Subordinated Notes, which eliminated a substantial number of restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 Senior Subordinated Notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million of the 2004 Senior Subordinated Notes remains outstanding as of March 31, 2012.

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

On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Subordinated Notes, which eliminated a substantial number of restrictive covenants under the notes and related indenture. The aggregate principal amount of 2005 Senior Subordinated Notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million of the 2005 Senior Subordinated Notes remains outstanding as of March 31, 2012.

2012 11% Senior Subordinated Notes

On March 6, 2012, the Authority issued $344.2 million Senior Subordinated Toggle Notes with fixed interest payable at a rate of 11% per annum (the “2012 Senior Subordinated Notes”) in exchange for $203.8 million of 2004 Senior Subordinated Notes and $140.3 million of 2005 Senior Subordinated Notes. The 2012 Senior Subordinated Notes mature on September 15, 2018. The Authority may redeem the 2012 Senior Subordinated Notes, in whole or in part, at any time, at a price equal to 100% of the principal amount plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Senior Subordinated Notes is payable semi-annually on March 15th and September 15th, commencing September 15, 2012. The initial interest payment on the 2012 Senior Subordinated Notes will be payable entirely in cash. For any subsequent interest payment period through March 15, 2018, the Authority may, at its option, elect to pay interest on the 2012 Senior Subordinated Notes either entirely in cash or by paying up to 2% in 2012 Senior Subordinated Notes (“PIK Interest”). If the Authority elects to pay PIK Interest, such election will increase the principal amount of the 2012 Senior Subordinated Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of 2012 Senior Subordinated Notes on the relevant record date.

The 2012 Senior Subordinated Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

The Authority's senior subordinated notes are uncollateralized general obligations of the Authority, and are subordinated to borrowings under the Bank Credit Facility, the New Term Loan Facility, the 2009 Second Lien Notes, the 2012 Second Lien Notes, the 2012 Third Lien Notes and the 2005 Senior Unsecured Notes. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.

The senior and senior subordinated note indentures contain certain non-financial and financial covenant requirements with which the Authority and the Tribe must comply. The non-financial covenant requirements include, among other things, reporting obligations, compliance with laws and regulations, maintenance of licenses and insurances and continued existence of the Authority. The financial covenant requirements include, among other things, subject to certain exceptions, limitations on the Authority's and the Guarantors' ability to incur additional indebtedness, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company, transfer or sell assets or impair assets constituting collateral.

As of March 31, 2012, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and the Authority's liquidity and covenant requirement restrictions, among other factors.
Line of Credit
As of March 31, 2012, the Authority had a $16.5 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit was amended in March 2012 to, among other things, extend the maturity date to March 31, 2015. Pursuant to the provisions of the Bank Credit Facility, the Line of Credit may be replaced by an “autoborrow loan” governed by the terms of an “autoborrow agreement” described in the Bank Credit Facility. Under the Line of Credit, as amended, each advance accrues interest on the basis of a one-month LIBOR Rate plus the Applicable Margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit.. Borrowings under the Line of Credit are uncollateralized obligations. As of March 31, 2012, no amount was drawn on the Line of Credit. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as the corresponding covenants contained in the Bank Credit Facility. As of March 31, 2012, the Authority was in compliance with all covenant requirements under the Line of Credit and had $16.5 million of borrowing capacity thereunder.
2009 Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “2009 Mohegan Tribe Promissory Note”). The 2009 Mohegan Tribe Promissory Note was amended in March 2012 to extend the maturity date to September 30, 2014. As amended, the 2009 Mohegan Tribe Promissory Note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly in the amount of $1.2 million, commencing December 31, 2013 and continuing through June 31, 2014, with the balance of accrued and unpaid interest due at maturity. Principal outstanding under the 2009 Mohegan Tribe Promissory Note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 and continuing through September 30, 2013 and (ii) $875,000 per quarter, commencing December 31, 2013.
2012 Mohegan Tribe Minor's Trust Promissory Note

In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan (the “2012 Mohegan Tribe Minor's Trust Promissory Note”), the proceeds of which were used to repay, among other things, the Salishan-Mohegan Bank Credit Facility. The 2012 Mohegan Tribe Minor's Trust Promissory Note matures on March 31, 2016. The 2012 Mohegan Tribe Minor's Trust Promissory Note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly, commencing June 30, 2012. Principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 and continuing through September 30, 2014 and (ii) $1.5 million per quarter, commencing December 31, 2014 and continuing to maturity.
Mohegan Tribe Credit Facility

In 2011, the Tribe provided Salishan-Mohegan with a $1.75 million revolving credit facility (the “Mohegan Tribe Credit Facility”). The Mohegan Tribe Credit Facility was amended in March 2012 to extend the maturity date to September 30, 2013 and reduce the borrowing capacity to $1.45 million. The Mohegan Tribe Credit Facility accrues interest at an annual rate of 15.0% payable at maturity. As amended, principal outstanding under the Mohegan Tribe Credit Facility amortizes at a rate of $362,500 per quarter, commencing December 31, 2012. As of March 31, 2012, the Mohegan Tribe Credit Facility was fully drawn.
Salishan-Mohegan Bank Credit Facility

Salishan-Mohegan previously had a $15.25 million revolving loan credit facility with Bank of America, N.A. (the “Salishan-Mohegan Bank Credit Facility”). The Salishan-Mohegan Bank Credit Facility, including accrued interest, matured in March 2012, at which time it was repaid with proceeds from the 2012 Mohegan Tribe Minor's Trust Promissory Note.

Capital Expenditures
The following table presents data related to capital expenditures (in millions):

	Capital Expenditures
	Six Months Ended	Remaining Forecasted	Total Forecasted
	March 31, 2012	Fiscal Year 2012	Fiscal Year 2012
Mohegan Sun:
Maintenance	$18.7	$14.3	$33.0
Development	3.9	6.1	10.0
Expansion - Project Horizon	0.3	—	0.3
Subtotal	22.9	20.4	43.3
Mohegan Sun at Pocono Downs:
Maintenance	2.8	1.2	4.0
Expansion (1)	(0.3)	—	(0.3)
Subtotal	2.5	1.2	3.7
Total	$25.4	$21.6	$47.0
__________

(1)	Represents adjustments to the cost for Project Sunrise and table game and poker operations expansions.
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs through a combination of cash flows provided by operating activities and draws under our bank credit facility.
Interest Expense
The following table presents our interest expense (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Bank credit facility	$5,242	$6,030	$10,347	$12,080
Term loan facility, including accretion of discount	1,534	—	1,534	—
2009 11 1/2% second lien senior secured notes, includes accretion of bond discount	4,287	5,913	10,215	11,821
2012 11 1/2% second lien senior secured notes, includes accretion of bond discount	1,645	—	1,645	—
2012 10 1/2% third lien senior secured notes	3,046	—	3,046	—
2005 6 1/8% senior unsecured notes	2,832	3,828	6,660	7,656
2001 8 3/8% senior subordinated notes	—	42	—	84
2002 8% senior subordinated notes	3,980	5,000	8,980	10,000
2004 7 1/8% senior subordinated notes	2,999	4,008	7,007	8,016
2005 6 7/8% senior subordinated notes	1,908	2,578	4,486	5,156
2012 11 % senior subordinated notes	2,629	—	2,629	—
Line of credit	36	72	95	143
WNBA promissory note	—	1	—	6
Salishan-Mohegan bank credit facility	104	143	250	289
2009 Mohegan Tribe promissory note (Salishan-Mohegan)	338	370	716	748
2012 Mohegan Tribe Minor's Trust promissory note (Salishan-Mohegan)	11	—	11	—
Mohegan Tribe credit facility (Salishan-Mohegan)	51	3	93	3
Capital leases	49	56	100	113
Amortization of net deferred gain on settlement of derivative instruments	(91)	(117)	(208)	(234)
Amortization of debt issuance costs	2,057	1,786	3,860	3,578
	—	—	—	—
Total interest expense	$32,657	$29,713	$61,466	$59,459

Contractual Obligations
The following table presents estimated future payment obligations related to our debt and the timing of those payments as of March 31, 2012 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,730,450	$91,204	$439,285	$655,771	$544,190
Capital leases	9,040	1,936	4,358	1,649	1,097
Interest payments on long-term debt and capital leases	753,845	140,117	302,649	231,259	79,820
Total	$2,493,335	$233,257	$746,292	$888,679	$625,107
 ________________________

(1)	Represents payment obligations from April 1, 2012 to March 31, 2013.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements and distributions to the Tribe for at least the next twelve months. However, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for further details regarding risks relating to our sufficiency of resources. Any future investments in Mohegan Sun and Mohegan Sun at Pocono Downs are anticipated to be funded through a combination of existing cash balances, future operating cash flows and draws under our Bank Credit Facility. Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, and after taking into account restrictive financial covenant requirements, we had approximately $72.7 million of borrowing capacity under the Bank Credit Facility and Line of Credit as of March 31, 2011. Distributions to the Tribe are anticipated to total approximately $53.0 million for fiscal 2012.
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
New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or the FASB, issued revised guidance pertaining to the accounting standard for goodwill impairment tests. The revised guidance allows an entity the option to assess qualitative factors to determine whether the fair value of a reporting unit is less than its carrying value before performing the two-step goodwill impairment test. The revised guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted this guidance in our second quarter of fiscal 2012, and its adoption did not impact our financial position, results of operations or cash flows.

In May 2011, the FASB issued amended guidance seeking to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and International Financial Reporting Standards, or IFRS. While consistent with existing fair value measurement principles under GAAP, the amended guidance expands existing disclosure requirements for fair value measurements and eliminates unnecessary differences between GAAP and IFRS. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted this guidance in our second quarter of fiscal 2012, and its adoption did not impact our financial position, results of operations or cash flows.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility and term loan facility which both accrue interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the respective facility. As of March 31, 2012, $399.0 million and $225.0 million was outstanding under the bank credit facility and term loan facility, respectively.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information as of March 31, 2012 about our current financial instruments or debt obligations that are sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt instruments are based on quoted market prices or prices of similar instruments as of March 31, 2012.

	Expected Maturity Date						Total	Fair Value
	2012	2013	2014	2015	2016	Thereafter
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$67,404	$27,738	$28,833	$17,209	$10,824	$963,482	$1,115,490	$964,228
Average interest rate	8.0%	7.9%	7.7%	8.0%	9.5%	10.9%	10.5%
Variable rate	$2,000	$4,000	$4,000	$389,000	$225,000	$—	$624,000	$615,623
Average interest rate (1)	5.5%	5.5%	5.5%	5.5%	9.0%	—	6.8%
___________

(1)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $6.2 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	May 14, 2012	By:	/S/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman and Member, Management Board

Date:	May 14, 2012	By:	/S/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	May 14, 2012	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

4.11
Supplemental Indenture No. 8, dated as of March 5, 2012, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed herewith).

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

4.17
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

4.18
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

4.19
Supplemental Indenture No. 6, dated as of March 5, 2012, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed herewith).

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

4.22
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

4.23
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

4.24
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

4.25
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

4.26
Supplemental Indenture No. 5, dated as of March 5, 2012, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed herewith).

4.27	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 Form 10-Q and incorporated by reference herein).

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

4.32
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

4.33
Supplemental Indenture No. 5, dated as of March 5, 2012, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed herewith).

4.34	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 Form 10-Q and incorporated by reference herein).

4.35
Indenture, dated as of October 26, 2009, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 2009 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.43 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the SEC on December 28, 2009 (the “2009 Form 10-K”) and incorporated by reference herein).

4.36
Supplemental Indenture No.1, dated as of March 5, 2012, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 2009 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed herewith).

4.37	Form of Global 2009 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.44 to the 2009 Form 10-K and incorporated by reference herein).

4.38
Indenture, dated as of March 6, 2012, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 2012 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed herewith).

4.39	Form of Global 2012 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed herewith).

4.40
Indenture, dated as of March 6, 2012, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 10 1/2% Third Lien Senior Secured Notes Due 2016 of the Mohegan Tribal Gaming Authority (filed herewith).

4.41	Form of Global 10 1/2% Third Lien Senior Secured Notes Due 2016 of the Mohegan Tribal Gaming Authority (filed herewith).

4.42
Indenture, dated as of March 6, 2012, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 11% Senior Subordinated Notes Due 2018 of the Mohegan Tribal Gaming Authority (filed herewith).

4.43	Form of Global 11% Senior Subordinated Notes Due 2018 of the Mohegan Tribal Gaming Authority (filed herewith).

10.1
Fourth Amended and Restated Loan Agreement, dated as of March 6, 2012, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed herewith).

10.2
Loan Agreement, dated as of March 6, 2012, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Lenders named therein and Wells Fargo Gaming Capital, LLC, as Administrative Agent (filed herewith).

10.3
First Lien Intercreditor Agreement, dated as of March 6, 2012, among Bank of America, N.A., as collateral agent and authorized representative for the Loan Agreement Secured Parties (as defined therein) and Wells Fargo Gaming Capital, LLC, as collateral agent and authorized representative for the FLSO Secured Parties (as defined therein) (filed herewith).

10.4
Amended and Restated Collateral Agency and Intercreditor Agreement, dated as of March 6, 2012, by and among the Mohegan Tribal Gaming Authority, the Grantors (as defined therein), Bank of America, N.A., as Initial First Lien Administrative Agent and Collateral Agent, Wells Fargo Gaming Capital, LLC, as Initial Additional First Lien Administrative Agent and Collateral Agent, and U.S. Bank National Association, as Existing Second Lien Trustee and Collateral Agent, Initial Additional Second Lien Trustee and Third Lien Trustee and Collateral Agent (filed herewith).

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