Form 10-Q
period 2012-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2012-08-13
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$120,530	$112,174
Restricted cash	2,665	2,002
Receivables, net	26,269	20,471
Inventories	15,052	14,028
Other current assets	27,103	27,227
Total current assets	191,619	175,902
Non-current assets:
Property and equipment, net	1,501,616	1,529,595
Goodwill	39,459	39,459
Other intangible assets, net	406,030	406,338
Other assets, net	87,999	51,902
Total assets	$2,226,723	$2,203,196
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$19,795	$800,250
Current portion of relinquishment liability	74,083	67,911
Due to Mohegan Tribe	7,462	10,850
Current portion of capital leases	2,376	707
Trade payables	12,127	17,452
Construction payables	2,385	8,892
Accrued interest payable	46,614	28,580
Other current liabilities	143,040	132,949
Total current liabilities	307,882	1,067,591
Non-current liabilities:
Long-term debt, net of current portion	1,602,161	819,316
Relinquishment liability, net of current portion	75,671	110,348
Due to Mohegan Tribe, net of current portion	23,988	—
Capital leases, net of current portion	6,486	4,635
Other long-term liabilities	2,704	2,582
Total liabilities	2,018,892	2,004,472
Commitments and Contingencies
Capital:
Retained earnings	206,376	196,403
Mohegan Tribal Gaming Authority capital	206,376	196,403
Non-controlling interests	1,455	2,321
Total capital	207,831	198,724
Total liabilities and capital	$2,226,723	$2,203,196
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Gaming	$307,093	$328,317	$940,753	$952,418
Food and beverage	22,700	22,446	68,627	65,669
Hotel	10,152	9,134	29,524	26,788
Retail, entertainment and other	29,946	29,123	82,458	77,947
Gross revenues	369,891	389,020	1,121,362	1,122,822
Less-Promotional allowances	(25,455)	(27,641)	(73,896)	(77,894)
Net revenues	344,436	361,379	1,047,466	1,044,928
Operating costs and expenses:
Gaming	193,019	198,923	582,017	587,247
Food and beverage	11,240	10,421	33,355	30,861
Hotel	3,658	3,413	10,703	9,906
Retail, entertainment and other	10,578	9,081	29,819	23,247
Advertising, general and administrative	48,730	52,978	147,186	151,400
Corporate	4,651	3,856	12,653	12,163
Depreciation and amortization	21,693	22,621	64,077	68,451
Loss on disposition of assets	31	—	320	—
Severance	—	(11)	—	244
Total operating costs and expenses	293,600	301,282	880,130	883,519
Income from operations	50,836	60,097	167,336	161,409
Other income (expense):
Accretion of discount to the relinquishment liability	(2,062)	(2,842)	(6,186)	(8,525)
Interest income	1,842	665	3,559	2,063
Interest expense	(41,581)	(29,378)	(103,047)	(88,837)
Loss on early exchange of debt	(17)	—	(14,323)	—
Other income (expense), net	7	118	(31)	(226)
Total other expense	(41,811)	(31,437)	(120,028)	(95,525)
Net income	9,025	28,660	47,308	65,884
Loss attributable to non-controlling interests	336	486	1,147	1,400
Net income attributable to Mohegan Tribal Gaming Authority	$9,361	$29,146	$48,455	$67,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, March 31, 2012	$211,306	$209,515	$1,791
Contributions from members	—	—	—
Net income (loss)	9,025	9,361	(336)
Distributions to Mohegan Tribe	(12,500)	(12,500)	—
Balance, June 30, 2012	$207,831	$206,376	$1,455

Balance, September 30, 2011	$198,724	$196,403	$2,321
Cumulative-effect of adoption of amendments to ASC 924 regarding jackpot liabilities	1,968	1,968	—
Contributions from members	281	—	281
Net income (loss)	47,308	48,455	(1,147)
Distributions to Mohegan Tribe	(40,450)	(40,450)	—
Balance, June 30, 2012	$207,831	$206,376	$1,455

Balance, March 31, 2011	$161,659	$158,526	$3,133
Contributions from members	306	—	306
Net income (loss)	28,660	29,146	(486)
Distributions to Mohegan Tribe	(14,581)	(14,581)	—
Balance, June 30, 2011	$176,044	$173,091	$2,953

Balance, September 30, 2010	$132,044	$129,476	$2,568
Contributions from members	1,785	—	1,785
Net income (loss)	65,884	67,284	(1,400)
Distributions to Mohegan Tribe	(23,669)	(23,669)	—
Balance, June 30, 2011	$176,044	$173,091	$2,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	June 30, 2012	June 30, 2011
Cash flows provided by (used in) operating activities:
Net income	$47,308	$65,884
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	64,077	68,451
Accretion of discount to the relinquishment liability	6,186	8,525
Cash paid for accretion of discount to the relinquishment liability	(5,935)	(8,119)
Loss on early exchange of debt	14,323	—
Amortization of debt issuance costs	6,300	5,365
Accretion of bond discount	825	488
Amortization of net deferred gain on settlement of derivative instruments	(231)	(351)
Provision for losses on receivables	1,835	2,602
Loss on disposition of assets	320	249
Changes in operating assets and liabilities:
Increase in receivables	(6,500)	(1,578)
Increase in inventories	(1,024)	(445)
Increase in other assets	(3,214)	(5,759)
(Decrease) increase in trade payables	(5,325)	1,560
Increase in other liabilities	25,346	2,219
Net cash flows provided by operating activities	144,291	139,091
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of decrease in construction payables of $6,507 and $5,688, respectively	(40,638)	(39,701)
Proceeds from Commonwealth of Pennsylvania’s facility improvement grant	2,000	—
Issuance of third-party loans and advances	(570)	(595)
Payments received on third-party loans	113	186
Decrease in restricted cash, net	261	163
Proceeds from asset sales	134	281
Net cash flows used in investing activities	(38,700)	(39,666)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	154,000	270,000
Bank Credit Facility repayments - revolving loan	(289,000)	(318,000)
Bank Credit Facility repayments - term loan	(2,000)	—
Term Loan Facility borrowings, net of discount	220,500	—
Salishan-Mohegan Bank Credit Facility borrowings - revolving loan	—	250
Salishan-Mohegan Bank Credit Facility repayments - revolving loan	(15,250)	—
Line of Credit borrowings	225,215	412,909
Line of Credit repayments	(225,215)	(411,442)
Borrowings from Mohegan Tribe	20,600	600
Payments on long-term debt	(66,454)	(1,000)
Principal portion of relinquishment liability payments	(28,756)	(26,354)
Distributions to Mohegan Tribe	(40,450)	(23,669)
Payments of financing fees	(50,178)	(2,161)
Payments on capital lease obligations	(528)	(515)
Non-controlling interest contributions	281	1,785
Net cash flows used in financing activities	(97,235)	(97,597)
Net increase in cash and cash equivalents	8,356	1,828
Cash and cash equivalents at beginning of period	112,174	63,897
Cash and cash equivalents at end of period	$120,530	$65,725
Supplemental disclosures:
Cash paid during the period for interest	$78,119	$82,377
Capital lease	$4,048	$—
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
As of June 30, 2012, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”), MTGA Gaming, LLC (“MTGA Gaming”) and Downs Lodging, LLC ("Downs Lodging"). MBC owns and operates the Connecticut Sun, a professional basketball team in the Women's National Basketball Association (the “WNBA”). MBC currently owns a 4.2% membership interest in WNBA, LLC. Mohegan Golf owns and operates the Mohegan Sun Country Club at Pautipaug golf course in Southeastern Connecticut (“Mohegan Sun Country Club”). Downs Lodging, an unrestricted subsidiary of the Authority, was formed to develop, finance and build Project Sunlight, a hotel and convention center to be located at Mohegan Sun at Pocono Downs. Refer to Note 9 for more information on Downs Lodging and Project Sunlight.
MCV-PA holds a 0.01% general partnership interest in each of Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P., while the Authority holds the remaining 99.99% limited partnership interest in each entity. Downs Racing, L.P. (“Downs Racing”) owns and operates Mohegan Sun at Pocono Downs, a gaming and entertainment facility situated on a 400-acre site in Plains Township, Pennsylvania, and several off-track wagering facilities located elsewhere in Pennsylvania (collectively, the “Pennsylvania Entities”). The Authority views Mohegan Sun and the Pennsylvania Entities as two separate operating segments.
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

NOTE 2—BASIS OF PRESENTATION:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

principles generally accepted in the United States of America. In management's opinion, all adjustments, including normal recurring accruals and adjustments, necessary for a fair statement of the Authority's operating results for the interim period, have been included. The Authority's operating results for the three months and nine months ended June 30, 2012 are not necessarily indicative of results for the fiscal year ending September 30, 2012.
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Authority's Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
The Authority's operating results for the three months and nine months ended June 30, 2012 reflect adjustments to increase interest income by $1.1 million and reserves for doubtful collection of long-term receivables by $326,000 relating to unrecorded interest income and the related receivables and reserves in connection with reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project that were not recorded during fiscal 2007, 2008, 2009, 2010, 2011 and 2012, and interim periods within those fiscal years. Because amounts involved were not material to the Authority’s financial statements in any individual prior period, and the cumulative amount is not material to estimated operating results for the fiscal year ending September 30, 2012, the Authority recorded the cumulative effect of correcting these items during the three months ended June 30, 2012.
During the three months ended June 30, 2011, the Authority recorded an adjustment of $3.7 million to reduce cash and cash equivalents and slot revenues that were incorrectly recorded during fiscal 2005, 2006 and 2007, and interim periods within those fiscal years. Because amounts involved were not material to the Authority’s financial statements in any individual prior period, and the cumulative amount was not material to operating results for the fiscal year ending September 30, 2011, the Authority recorded the cumulative effect of correcting these items during the three months ended June 30, 2011.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	June 30, 2012
	Carrying Value	Fair Value
Bank Credit Facility	$398,000	$376,110
Term Loan Facility	$220,782	$225,563
2009 11 1/2% Second Lien Senior Secured Notes	$194	$206
2012 11 1/2% Second Lien Senior Secured Notes	$194,024	$205,794
2012 10 1/2% Third Lien Senior Secured Notes	$417,771	$363,461
2005 6 1/8% Senior Unsecured Notes	$15,775	$14,750
2004 7 1/8% Senior Subordinated Notes	$21,156	$16,396
2005 6 7/8% Senior Subordinated Notes	$9,654	$7,144
2012 11 % Senior Subordinated Notes	$344,190	$228,026

The estimated fair values of the Authority's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about June 30, 2012.
Long-Term Receivables
Long-term receivables consist primarily of receivables from affiliates and tenants. The following table presents a reconciliation of long-term receivables and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates (1)	Tenants	Total
Balance, March 31, 2012	$48,551	$1,207	$49,758
Additions:
Issuance of affiliate advances and tenant loans (2)	2,132	—	2,132
Deductions:
Payments received	—	(35)	(35)
Balance, June 30, 2012	$50,683	$1,172	$51,855

Balance, September 30, 2011	$46,561	$1,285	$47,846
Additions:
Issuance of affiliate advances and tenant loans (2)	4,122	—	4,122
Deductions:
Payments received	—	(113)	(113)
Balance, June 30, 2012	$50,683	$1,172	$51,855
__________

(1)
Includes interest receivable of $20.1 million, $22.0 million and $18.4 million as of March 31, 2012, June 30, 2012 and September 30, 2011, respectively. The WTG receivables no longer accrue interest pursuant to a release and reimbursement agreement entered into in September 2010.

(2)	Includes adjustment to increase long-term receivables by $1.1 million, which related to prior periods.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Tenants	Total
Balance, March 31, 2012	$20,714	$73	$20,787
Additions:
Charges to bad debt expense (1)	627	—	627
Deductions:
Adjustments	—	(2)	(2)
Balance, June 30, 2012	$21,341	$71	$21,412

Balance, September 30, 2011	$20,201	$78	$20,279
Additions:
Charges to bad debt expense (1)	1,140	—	1,140
Deductions:
Adjustments	—	(7)	(7)
Balance, June 30, 2012	$21,341	$71	$21,412
__________

(1)	Includes adjustment to increase reserves for doubtful collection of long-term receivables by $326,000, which related to prior periods.

New Accounting Standards

In July 2012, the FASB issued revised guidance pertaining to the accounting standard for indefinite-lived intangible assets. The revised guidance allows an entity the option to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before performing the two-step indefinite-lived intangible asset impairment test. The revised guidance is effective for interim and annual periods beginning after September 15, 2012; however, early adoption is permitted. The Authority does not expect its adoption to impact its financial position, results of operations or cash flows.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	June 30, 2012	September 30, 2011
Bank Credit Facility, due March 2015	$398,000	$535,000
Term Loan Facility, due March 2016, net of discount of $4,218	220,782	—
2009 11 1/2% Second Lien Senior Secured Notes, due November 2017, net of discount of $6 and $6,325, respectively	194	193,675
2012 11 1/2% Second Lien Senior Secured Notes, due November 2017, net of discount of $5,776	194,024	—
2012 10 1/2% Third Lien Senior Secured Notes, due December 2016	417,771	—
2005 6 1/8% Senior Unsecured Notes, due February 2013	15,775	250,000
2002 8% Senior Subordinated Notes, due April 2012	—	250,000
2004 7 1/8% Senior Subordinated Notes, due August 2014	21,156	225,000
2005 6 7/8% Senior Subordinated Notes, due February 2015	9,654	150,000
2012 11 % Senior Subordinated Notes, due September 2018	344,190	—
2009 Mohegan Tribe Promissory Note, due September 2014	10,000	10,000
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2016	20,000	—
Mohegan Tribe Credit Facility, due September 2013	1,450	850
Salishan-Mohegan Bank Credit Facility, due March 2012	—	15,250
Subtotal	1,652,996	1,629,775
Plus: net deferred gain on derivative instruments sold	410	641
Long-term debt, excluding capital leases	1,653,406	1,630,416
Less: current portion of long-term debt	(27,257)	(811,100)
Long-term debt, net of current portion	$1,626,149	$819,316

On March 6, 2012, the Authority completed a comprehensive refinancing of its outstanding indebtedness, including the consummation of private exchange offers and consent solicitations with respect to its outstanding notes, an amendment and restatement of its bank credit facility and the execution and funding of a term loan facility (all further discussed below). Consummation of the exchange offers resulted in the issuance of approximately $961.8 million in aggregate principal amount of new notes in exchange for an equivalent principal amount of tendered and accepted old notes. The Authority incurred approximately $58.3 million in costs in connection with these refinancing transactions, consisting primarily of consulting, legal and consent fees. In accordance with authoritative guidance issued by the FASB pertaining to debt refinancing, these refinancing transactions were each considered a debt modification and approximately $14.3 million in transaction costs were written-off and recorded as a loss on early exchange of debt in the related accompanying condensed consolidated statements of income. The remaining $44.0 million in transaction costs were capitalized and included in other assets, net, in the related accompanying condensed consolidated balance sheet and will be amortized over the terms of the related debt.

Bank Credit Facilities

First Lien, First Out Credit Facility

On March 6, 2012, the Authority entered into a Fourth Amended and Restated Bank Credit Facility providing for a $400.0 million term loan and a revolving loan with letter of credit and borrowing capacity of up to $75.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent (the "Bank Credit Facility"). Principal outstanding on the term loan under the Bank Credit Facility is to be repaid at a rate of $1.0 million per quarter. The Bank Credit Facility matures on March 31, 2015, upon which date all outstanding balances are payable in full. As of June 30, 2012, there were $398.0 million in term loans and no revolving loans outstanding under the Bank Credit Facility. As of June 30, 2012, letters of credit issued under the Bank Credit Facility totaled $2.3 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, and after taking into account restrictive financial covenant requirements, the Authority had approximately $72.7 million of borrowing capacity under the Bank Credit Facility as of June 30, 2012.
Borrowings under the Bank Credit Facility incur interest as follows: (i) for base rate revolving loans, base rate plus an applicable margin based on a leverage-based pricing grid between 2.25% and 3.25%; (ii) for Eurodollar rate revolving loans, the

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

applicable LIBOR rate plus an applicable margin based on a leverage-based pricing grid between 3.50% and 4.50%; (iii) for base rate term loans, base rate plus an applicable margin equal to 3.25%; and (iv) for Eurodollar rate term loans, the applicable LIBOR rate plus 4.50%. For Eurodollar rate term loans, LIBOR is subject to a 1.0% floor. There also is a fee of between 0.25% and 0.50%, based on a leverage-based pricing grid, charged on unused revolving commitments. Interest on Eurodollar rate loans is payable at the end of each applicable interest period for periods of three months or less and for loans of more than three months, each March, June, September or December that occurs after the beginning of such interest period. Interest on base rate advances is payable quarterly in arrears. As of June 30, 2012, the $398.0 million term loan outstanding was based on the Eurodollar rate floor of 1.0% plus an applicable margin of 4.50%. The applicable margin for commitment fees was 0.50% as of June 30, 2012. As of June 30, 2012 and September 30, 2011, accrued interest, including commitment fees, on the Bank Credit Facility was $7.0 million and $1.0 million, respectively.

The Authority's obligations under the Bank Credit Facility are fully and unconditionally guaranteed, jointly and severally, by the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming (the “Guarantors”). The Bank Credit Facility is collateralized by a first priority lien on substantially all of the Authority's property and assets and those of the Guarantors (other than MBC), including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land and improvements that comprise Mohegan Sun (the Authority and the Guarantors, other than MBC, are collectively referred to herein as the “Grantors”). The Grantors are also required to pledge additional assets as collateral for the Bank Credit Facility as they and future guarantor subsidiaries acquire them. The liens and security interests granted by the Grantors as security for the Authority's obligations under the Bank Credit Facility are senior in priority to the liens on the same collateral securing the Term Loan Facility (as defined below) and the 2009 Second Lien Notes, 2012 Second Lien Notes and 2012 Third Lien Notes (each as defined below and, collectively, the “Secured Notes”). The collateral securing the Bank Credit Facility constitutes substantially all of the Grantors' property and assets that secure the Term Loan Facility and the Secured Notes, but excludes certain excluded assets as defined in the Bank Credit Facility.

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
As of June 30, 2012, the Authority and the Tribe were in compliance with all respective covenant requirements under the Bank Credit Facility.

First Lien, Second Out Term Loan Facility

On March 6, 2012, the Authority entered into a loan agreement providing for a $225.0 million first lien, second out term loan with Wells Fargo Gaming Capital, LLC serving as Administrative Agent (the "Term Loan Facility"). The Term Loan Facility was issued at a price of 98.0% of par, for an initial yield of approximately 9.6% per annum. The Term Loan Facility has no mandatory amortization and is payable in full on March 31, 2016. The net proceeds from the Term Loan Facility were used to refinance the Authority's existing indebtedness, permanently reduce commitments under the Bank Credit Facility and pay accrued interest, fees and expenses in connection with the Authority's refinancing transactions consummated on March 6, 2012.

Loans under the Term Loan Facility incur interest as follows: (i) for base rate loans, base rate plus 6.50% per annum and (ii) for Eurodollar rate loans, LIBOR plus 7.50% per annum. In all cases, LIBOR is subject to a 1.50% floor. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or every quarter in arrears, if an interest period exceeds three months. Interest on base rate loans is payable quarterly in arrears. As of June 30, 2012, the Authority had a $225.0 million Eurodollar rate loan outstanding, which was based on the Eurodollar rate floor of 1.50% plus an applicable margin of 7.50%. As of June 30, 2012, accrued interest on the Term Loan Facility was $1.1 million.

The Term Loan Facility is fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors. The liens and security interests granted by the Grantors as security for the Authority's obligations under the Term Loan Facility are senior in priority to the liens on the same collateral securing any of the Secured Notes. The collateral securing the Term Loan Facility constitutes substantially all of the Grantors' property and assets that secure the Bank Credit Facility and the Secured Notes, but excludes certain excluded assets as defined in the Term Loan Facility.

The Term Loan Facility contains negative covenants that are substantially the same as the negative covenants contained in the Bank Credit Facility. The Term Loan Facility also contains financial maintenance covenants that are substantially the same as those in the Bank Credit Facility and also includes a separate first lien leverage ratio covenant.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

As of June 30, 2012, the Authority and the Tribe were in compliance with all respective covenant requirements under the Term Loan Facility.
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

On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2009 Second Lien Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2009 Second Lien Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2009 Second Lien Notes tendered and exchanged was $199.8 million. An aggregate principal amount of $200,000 of 2009 Second Lien Notes remains outstanding as of June 30, 2012. As of June 30, 2012 and September 30, 2011, accrued interest on the 2009 Second Lien Notes was $4,000 and $9.6 million, respectively.

The 2009 Second Lien Notes are collateralized by a second priority lien on substantially all of the Grantors' and future guarantor subsidiaries' properties and assets, and are effectively subordinated to all of the Authority's and its existing and future guarantor subsidiaries' first priority lien secured indebtedness, including borrowings under the Bank Credit Facility and Term Loan Facility, to the extent of the value of the collateral securing such indebtedness. The 2009 Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.

The 2009 Second Lien Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

2012 11 ½% Second Lien Senior Secured Notes

On March 6, 2012, the Authority issued $199.8 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.50% per annum (the “2012 Second Lien Notes”) in exchange for an equal amount of 2009 Second Lien Notes. The 2012 Second Lien Notes mature on November 1, 2017. The Authority may redeem the 2012 Second Lien Notes, in whole or in part, at any time prior to November 1, 2014, at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest. On or after November 1, 2014, the Authority may redeem the 2012 Second Lien Notes, in whole or in part, at a premium decreasing ratably to zero, plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Second Lien Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Second Lien Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Second Lien Notes is payable semi-annually on May 1st and November 1st, commencing November 1, 2012. As of June 30, 2012, accrued interest on the 2012 Second Lien Notes was $7.3 million.

The 2012 Second Lien Notes and the related guarantees are secured by second lien security interests in substantially all of the Grantors property and assets. These liens are junior in priority to the liens on the same collateral securing the Authority's Bank Credit Facility and Term Loan Facility (and permitted replacements thereof) and to all other permitted prior liens, including liens securing certain hedging obligations. The collateral securing the 2012 Second Lien Notes constitutes substantially all of the Grantors' property and assets that secure the Bank Credit Facility and Term Loan Facility, the 2009 Second Lien Notes and 2012 Third Lien Notes, but excludes certain excluded assets as defined in the 2012 Second Lien Notes indenture. The 2012 Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

2012 10 ½% Third Lien Senior Secured Notes

On March 6, 2012, the Authority issued approximately $417.7 million Third Lien Senior Secured Notes with fixed interest payable at a rate of 10.50% per annum (the “2012 Third Lien Notes”) in exchange for $234.2 million of 2005 Senior Unsecured Notes and $183.5 million of 2002 Senior Subordinated Notes. The 2012 Third Lien Notes mature on December 15, 2016. The Authority may redeem the 2012 Third Lien Notes, in whole or in part, at any time at a price equal to 100% of the principal amount plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Third Lien Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Third Lien Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Third Lien Notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2012. As of June 30, 2012, accrued interest on the 2012 Third Lien Notes was $14.0 million.

The 2012 Third Lien Notes and the related guarantees are secured by third lien security interests in substantially all of the Grantors' property and assets. These liens are junior in priority to the liens on the same collateral securing the Authority's Bank Credit Facility and Term Loan Facility, the 2009 Second Lien Notes and 2012 Second Lien Notes (and permitted replacements of each of the foregoing) and to all other permitted prior liens, including liens securing certain hedging obligations. The collateral securing the 2012 Third Lien Notes constitutes substantially all of the Grantors' property and assets that secure the Bank Credit Facility and Term Loan Facility, the 2009 Second Lien Notes and 2012 Second Lien Notes, but excludes certain excluded assets as defined in the 2012 Third Lien Notes indenture. The 2012 Third Lien Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.

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
On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Unsecured Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Unsecured Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2005 Senior Unsecured Notes tendered and exchanged was $234.2 million. An aggregate principal amount of $15.8 million of the 2005 Senior Unsecured Notes remains outstanding as of June 30, 2012. As of June 30, 2012 and September 30, 2011, accrued interest on the 2005 Senior Unsecured Notes was $322,000 and $1.9 million, respectively.

The 2005 Senior Unsecured Notes are uncollateralized general obligations of the Authority, and are effectively subordinated to all of the Authority's and the Guarantors' and future guarantor subsidiaries' senior secured indebtedness, including the Bank Credit Facility, Term Loan Facility, 2009 Second Lien Notes, 2012 Second Lien Notes and 2012 Third Lien Notes, to the extent of the value of the collateral securing such indebtedness. The 2005 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors. Refer to Note 8 for condensed consolidating financial information of the Authority and its Guarantor and non-guarantor entities.
Senior Subordinated Notes

2002 8% Senior Subordinated Notes
In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.000% per annum (the “2002 Senior Subordinated Notes”). The 2002 Senior Subordinated Notes matured on April 1, 2012. Subsequent to the March 6, 2012 private exchange offer, $66.5 million 2002 Senior Subordinated Notes remained outstanding, which amount, including accrued interest, was repaid at maturity with cash on hand. As of September 30, 2011, accrued interest on the 2002 Senior Subordinated Notes was $10.0 million.

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
On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2004 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 Senior Subordinated Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 Senior Subordinated Notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million of the 2004 Senior Subordinated Notes remains outstanding as of June 30, 2012. As of June 30, 2012 and September 30, 2011, accrued interest on the 2004 Senior Subordinated Notes was $525,000 and $2.0 million, respectively.
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

On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Subordinated Notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 Senior Subordinated Notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million of the 2005 Senior Subordinated Notes remains outstanding as of June 30, 2012. As of June 30, 2012 and September 30, 2011, accrued interest on the 2005 Senior Subordinated Notes was $222,000 and $1.3 million, respectively.

2012 11% Senior Subordinated Notes

On March 6, 2012, the Authority issued $344.2 million Senior Subordinated Toggle Notes with fixed interest payable at a rate of 11% per annum (the “2012 Senior Subordinated Notes”) in exchange for $203.8 million of 2004 Senior Subordinated Notes and $140.3 million of 2005 Senior Subordinated Notes. The 2012 Senior Subordinated Notes mature on September 15, 2018. The Authority may redeem the 2012 Senior Subordinated Notes, in whole or in part, at any time, at a price equal to 100% of the principal amount plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Senior Subordinated Notes is payable semi-annually on March 15th and September 15th, commencing September 15, 2012. The initial interest payment on the 2012 Senior Subordinated Notes is payable entirely in cash. For any subsequent interest payment period through March 15, 2018, the Authority may, at its option, elect to pay interest on the 2012 Senior Subordinated Notes either entirely in cash or by paying up to 2% in 2012 Senior Subordinated Notes (“PIK Interest”). If the Authority elects to pay PIK Interest, such election will increase the principal amount of the 2012 Senior Subordinated Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of 2012 Senior Subordinated Notes on the relevant record date. As of June 30, 2012, accrued interest on the 2012 Senior Subordinated Notes was $12.1 million.

The 2012 Senior Subordinated Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

The Authority's senior subordinated notes are uncollateralized general obligations of the Authority, and are subordinated to borrowings under the Bank Credit Facility, Term Loan Facility, 2009 Second Lien Notes, 2012 Second Lien Notes, 2012 Third Lien Notes and 2005 Senior Unsecured Notes. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors. Refer to Note 8 for condensed consolidating financial information of the Authority and its

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Guarantor and non-guarantor entities.

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

As of June 30, 2012, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and the Authority's liquidity and covenant requirement restrictions, among other factors.
Line of Credit
As of June 30, 2012, the Authority had a $16.5 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit was amended in March 2012 to, among other things, extend the maturity date to March 31, 2015. Pursuant to the provisions of the Bank Credit Facility, the Line of Credit may be replaced by an Autoborrow Loan governed by the terms of an Autoborrow Agreement described in the Bank Credit Facility. Under the Line of Credit, as amended, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations. As of June 30, 2012, no amount was drawn on the Line of Credit. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as the corresponding covenants contained in the Bank Credit Facility. As of June 30, 2012, the Authority was in compliance with all covenant requirements under the Line of Credit and had $16.5 million of borrowing capacity thereunder. As of June 30, 2012, there was no accrued interest on the Line of Credit. As of September 30, 2011, accrued interest on the Line of Credit was $7,000.
2009 Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “2009 Mohegan Tribe Promissory Note”). The 2009 Mohegan Tribe Promissory Note was amended in March 2012 to extend the maturity date to September 30, 2014. As amended, the 2009 Mohegan Tribe Promissory Note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly in the amount of $1.2 million, commencing December 31, 2013 and continuing through June 31, 2014, with the balance of accrued and unpaid interest due at maturity. Principal outstanding under the 2009 Mohegan Tribe Promissory Note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 and continuing through September 30, 2013 and (ii) $875,000 per quarter, commencing December 31, 2013. As of June 30, 2012 and September 30, 2011, accrued interest on the Mohegan Tribe Promissory Note was $3.7 million and $2.7 million, respectively.
2012 Mohegan Tribe Minor's Trust Promissory Note

In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan (the “2012 Mohegan Tribe Minor's Trust Promissory Note”), the proceeds of which were used to repay, among other things, the Salishan-Mohegan Bank Credit Facility. The 2012 Mohegan Tribe Minor's Trust Promissory Note matures on March 31, 2016. The 2012 Mohegan Tribe Minor's Trust Promissory Note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly, commencing June 30, 2012. Principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 and continuing through September 30, 2014 and (ii) $1.5 million per quarter, commencing December 31, 2014 and continuing to maturity. As of June 30, 2012, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $11,000.
Mohegan Tribe Credit Facility

In 2011, the Tribe provided Salishan-Mohegan with a $1.75 million revolving credit facility (the “Mohegan Tribe Credit Facility”). The Mohegan Tribe Credit Facility was amended in March 2012 to extend the maturity date to September 30, 2013

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

and reduce the borrowing capacity to $1.45 million. The Mohegan Tribe Credit Facility accrues interest at an annual rate of 15.0% payable at maturity. As amended, principal outstanding under the Mohegan Tribe Credit Facility amortizes at a rate of $362,500 per quarter, commencing December 31, 2012. As of June 30, 2012, the Mohegan Tribe Credit Facility was fully drawn. As of June 30, 2012 and September 30, 2011, accrued interest on the Mohegan Tribe Credit Facility was $194,000 and $47,000, respectively.
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

NOTE 4—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $12.5 million and $14.6 million for the three months ended June 30, 2012 and 2011, respectively, and $40.5 million and $23.7 million for the nine months ended June 30, 2012 and 2011, respectively.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services totaling $6.8 million and $6.9 million for the three months ended June 30, 2012 and 2011, respectively, and $20.3 million and $20.6 million for the nine months ended June 30, 2012 and 2011, respectively.
The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $4.2 million and $5.3 million for the three months ended June 30, 2012 and 2011, respectively, and $14.2 million and $16.3 million for the nine months ended June 30, 2012 and 2011, respectively.
The Authority incurred interest expense associated with the 2009 Mohegan Tribe Promissory Note totaling $281,000 and $374,000 for the three months ended June 30, 2012 and 2011, respectively, and $997,000 and $1.1 million for the nine months ended June 30, 2012 and 2011, respectively.
The Authority incurred interest expense associated with the 2012 Mohegan Tribe Minor's Trust Promissory Note totaling $497,000 and $508,000 for the three months and nine months ended June 30, 2012, respectively.
The Authority incurred interest expense associated with the Mohegan Tribe Credit Facility totaling $54,000 and $15,000 for the three months ended June 30, 2012 and 2011, respectively, and $147,000 and $18,000 for the nine months ended June 30, 2012 and 2011, respectively.

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

In September 2009, the Authority entered into a settlement agreement with the State of Connecticut regarding contribution payments on the Authority's free promotional slot play program. Under the terms of the settlement agreement, effective July 1, 2009, the State of Connecticut agreed that no value shall be attributed to free promotional slot plays utilized by patrons at Mohegan Sun for purposes of calculating monthly contribution payments, provided that the aggregate amount of free promotional slot plays during any month does not exceed 5.5% of gross revenues from slot machines for such month. In the event free promotional slot plays granted by the Authority exceed 5.5% of monthly gross revenues from slot machines, contribution payments are required on such excess face amount of free promotional slot plays at the same rate as Slot Win Contribution payments, or 25%. Effective July 1, 2012, the threshold before contribution payments on free promotional slot plays are required was increased from 5.5% of gross revenues from slot machines to 11%.

The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $43.6 million and $46.8 million for the three months ended June 30, 2012 and 2011, respectively, and $130.4

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

million and $135.4 million for the nine months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and September 30, 2011, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $14.6 million and $15.3 million, respectively.
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

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $33.5 million and $32.4 million for the three months ended June 30, 2012 and 2011, respectively, and $100.8 million and $95.5 million for the nine months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and September 30, 2011, outstanding Pennsylvania Slot Machine Tax payments totaled $3.9 million and $4.8 million, respectively.
Pennsylvania Table Game Tax
In January 2010, the Commonwealth of Pennsylvania amended the Pennsylvania Race Horse Development and Gaming Act to allow slot machine operators in the Commonwealth of Pennsylvania to obtain a table game operation certificate and operate certain table games, including poker. On July 13, 2010, Downs Racing opened its table game and poker operations at Mohegan Sun at Pocono Downs. Under the amended law, holders of table game operation certificates must pay a portion of revenues from table games to the PGCB on a weekly basis (“Pennsylvania Table Game Tax”). During the initial two years of operation, the Pennsylvania Table Game Tax is 14%, plus 2% in local share assessments. Following the initial two years of operation, the Pennsylvania Table Game Tax will be reduced to 12%, plus the 2% local share assessments. Downs Racing concluded its initial two years of table game and poker operations on July 13, 2012.
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.6 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively, and $5.2 million and $4.9 million for the nine months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and September 30, 2011, outstanding Pennsylvania Table Game Tax payments totaled $117,000 and $87,000, respectively.
Pennsylvania Regulatory Fee
Slot machine licensees in the Commonwealth of Pennsylvania are required to reimburse state gaming regulatory agencies for various administrative and operating expenses (“Pennsylvania Regulatory Fee”) at a rate of 1.5% of gross revenues from slot machines and table games.
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $1.2 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively, and $3.8 million and $3.7 million for the nine months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and September 30, 2011, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $125,000 and $106,000, respectively.
Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which also are to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

the Commonwealth of Pennsylvania. Currently, 11 of the 14 authorized gaming facilities have commenced operations. As of June 30, 2012, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee.
The Authority reflected expenses associated with this repayment schedule totaling $166,000 and $676,000 for the three months ended June 30, 2012 and 2011, respectively, and $504,000 and $676,000 for the nine months ended June 30, 2012 and 2011, respectively.
Horsemen’s Agreement
Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Entities through December 31, 2014. As of June 30, 2012 and September 30, 2011, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $9.5 million and $9.2 million, respectively.
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

The Authority reflected payments associated with the Priority Distribution Agreement totaling $4.7 million and $4.6 million for the three months ended June 30, 2012 and 2011, respectively, and $14.0 million and $13.7 million for the nine months ended June 30, 2012 and 2011, respectively.
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
As of June 30, 2012 and September 30, 2011, the carrying amount of the relinquishment liability was $149.8 million and $178.3 million, respectively. The decrease in the relinquishment liability during the nine months ended June 30, 2012 was due to $34.7 million in relinquishment payments. This reduction in the liability was offset by $6.2 million representing the accretion of discount to the relinquishment liability.
Relinquishment payments consisted of the following (in millions):

	For the Nine Months Ended
	June 30, 2012	June 30, 2011
Principal	$28.8	$26.3
Accretion of discount	5.9	8.1
Total	$34.7	$34.4
The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of June 30, 2012 and September 30, 2011, relinquishment payments earned but unpaid were $19.6 million and $14.7 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 7—SEGMENT REPORTING:
As of June 30, 2012, the Authority owns and operates, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun WNBA franchise, and the Mohegan Sun Country Club (collectively, the “Connecticut Entities”), and the Pennsylvania Entities. All of the Authority's revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Entities and the Pennsylvania Entities on a separate basis. The Authority, therefore, believes that it has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Entities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania Entities. The following tables provide financial information related to each segment (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net revenues:
Mohegan Sun	$264,876	$284,289	$811,838	$822,284
Mohegan Sun at Pocono Downs	79,560	77,090	235,628	222,644
Total	344,436	361,379	1,047,466	1,044,928
Income (loss) from operations:
Mohegan Sun	44,801	56,316	148,424	152,107
Mohegan Sun at Pocono Downs	10,716	7,677	31,660	21,590
Corporate	(4,681)	(3,896)	(12,748)	(12,288)
Total	50,836	60,097	167,336	161,409
Accretion of discount to the relinquishment liability	(2,062)	(2,842)	(6,186)	(8,525)
Interest income	1,842	665	3,559	2,063
Interest expense	(41,581)	(29,378)	(103,047)	(88,837)
Loss on early exchange of debt	(17)	—	(14,323)	—
Other income (expense), net	7	118	(31)	(226)
Net income	9,025	28,660	47,308	65,884
Loss attributable to non-controlling interests	336	486	1,147	1,400
Net income attributable to Mohegan Tribal Gaming Authority	$9,361	$29,146	$48,455	$67,284

	For the Nine Months Ended
	June 30, 2012	June 30, 2011
Capital expenditures incurred:
Mohegan Sun	$29,967	$29,889
Mohegan Sun at Pocono Downs	3,558	4,124
Corporate	606	—
Total	$34,131	$34,013

	June 30, 2012	September 30, 2011
Total assets:
Mohegan Sun	$1,504,708	$1,505,210
Mohegan Sun at Pocono Downs	576,612	584,267
Corporate	145,403	113,719
Total	$2,226,723	$2,203,196

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 8—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of June 30, 2012, substantially all of the Authority's outstanding debt is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. The Authority's 2001 8 3/8% Senior Subordinated Notes, which were repaid at maturity on July 1, 2011, were fully and unconditionally guaranteed by MBC. Separate financial statements and other disclosures concerning the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 7 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor entities as of June 30, 2012 and September 30, 2011 and for the three months and nine months ended June 30, 2012 and 2011 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,244,915	$236,750	$19,951	$—	$1,501,616
Intercompany receivables	518,639	10,541	—	(529,180)	—
Investment in subsidiaries	56,512	1,400	—	(57,912)	—
Other intangible assets, net	120,650	285,380	—	—	406,030
Other assets, net	215,053	74,869	29,155	—	319,077
Total assets	$2,155,769	$608,940	$49,106	$(587,092)	$2,226,723
LIABILITIES AND CAPITAL
Current liabilities	$262,055	$34,103	$4,262	$—	$300,420
Due to Mohegan Tribe	—	—	31,450	—	31,450
Long-term debt and capital leases, net of current portions	1,608,647	—	—	—	1,608,647
Relinquishment liability, net of current portion	75,671	—	—	—	75,671
Intercompany payables	—	518,639	10,541	(529,180)	—
Other long-term liabilities	2,704	—	—	—	2,704
Total liabilities	1,949,077	552,742	46,253	(529,180)	2,018,892
Mohegan Tribal Gaming Authority capital	206,692	56,198	2,853	(59,367)	206,376
Non-controlling interests	—	—	—	1,455	1,455
Total liabilities and capital	$2,155,769	$608,940	$49,106	$(587,092)	$2,226,723
___________
(1)   Includes the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	September 30, 2011
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,263,876	$245,768	$19,951	$—	$1,529,595
Intercompany receivables	509,799	12,909	—	(522,708)	—
Investment in subsidiaries	77,028	2,233	—	(79,261)	—
Other intangible assets, net	120,737	285,601	—	—	406,338
Other assets, net	168,178	71,951	27,134	—	267,263
Total assets	$2,139,618	$618,462	$47,085	$(601,969)	$2,203,196
LIABILITIES AND CAPITAL
Current liabilities	$1,006,018	$31,950	$18,773	$—	$1,056,741
Due to Mohegan Tribe	—	—	10,850	—	10,850
Long-term debt and capital leases, net of current portions	823,951	—	—	—	823,951
Relinquishment liability, net of current portion	110,348	—	—	—	110,348
Intercompany payables	—	509,799	12,909	(522,708)	—
Other long-term liabilities	2,582	—	—	—	2,582
Total liabilities	1,942,899	541,749	42,532	(522,708)	2,004,472
Mohegan Tribal Gaming Authority capital	196,719	76,713	4,553	(81,582)	196,403
Non-controlling interests	—	—	—	2,321	2,321
Total liabilities and capital	$2,139,618	$618,462	$47,085	$(601,969)	$2,203,196
___________

(1)	Includes the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months Ended June 30, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$263,090	$82,271	$—	$(925)	$344,436
Operating costs and expenses:
Gaming and other operations	160,866	58,554	—	(925)	218,495
Advertising, general and administrative	43,189	8,823	1,369	—	53,381
Depreciation and amortization	17,384	4,309	—	—	21,693
Loss on disposition of assets	18	13	—	—	31
Total operating costs and expenses	221,457	71,699	1,369	(925)	293,600
Income (loss) from operations	41,633	10,572	(1,369)	—	50,836
Accretion of discount to the relinquishment liability	(2,062)	—	—	—	(2,062)
Interest expense	(20,775)	(19,974)	(977)	145	(41,581)
Loss on early exchange of debt	(17)	—	—	—	(17)
Loss on interests in subsidiaries	(9,451)	(226)	—	9,677	—
Other income, net	33	177	1,784	(145)	1,849
Net income (loss)	9,361	(9,451)	(562)	9,677	9,025
Loss attributable to non-controlling interests	—	—	—	336	336
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$9,361	$(9,451)	$(562)	$10,013	$9,361
___________

(1)	Includes the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Three Months Ended June 30, 2011
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$283,576	$1,263	$77,090	$78,353	$—	$(550)	$361,379
Operating costs and expenses:
Gaming and other operations	164,553	895	56,940	57,835	—	(550)	221,838
Advertising, general and administrative	47,996	552	7,444	7,996	842	—	56,834
Depreciation and amortization	17,264	47	5,310	5,357	—	—	22,621
Severance	(11)	—	—	—	—	—	(11)
Total operating costs and expenses	229,802	1,494	69,694	71,188	842	(550)	301,282
Income (loss) from operations	53,774	(231)	7,396	7,165	(842)	—	60,097
Accretion of discount to the relinquishment liability	(2,842)	—	—	—	—	—	(2,842)
Interest expense	(15,017)	—	(13,805)	(13,805)	(722)	166	(29,378)
Loss on interests in subsidiaries	(6,896)	—	(462)	(462)	—	7,358	—
Other income, net	127	—	206	206	616	(166)	783
Net income (loss)	29,146	(231)	(6,665)	(6,896)	(948)	7,358	28,660
Loss attributable to non-controlling interests	—	—	—	—	—	486	486
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$29,146	$(231)	$(6,665)	$(6,896)	$(948)	$7,844	$29,146
___________

(1)	Includes the Pennsylvania Entities, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Nine Months Ended June 30, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$809,936	$238,457	$—	$(927)	$1,047,466
Operating costs and expenses:
Gaming and other operations	485,354	171,467	—	(927)	655,894
Advertising, general and administrative	132,123	24,761	2,955	—	159,839
Depreciation and amortization	51,335	12,742	—	—	64,077
Loss on disposition of assets	36	284	—	—	320
Total operating costs and expenses	668,848	209,254	2,955	(927)	880,130
Income (loss) from operations	141,088	29,203	(2,955)	—	167,336
Accretion of discount to the relinquishment liability	(6,186)	—	—	—	(6,186)
Interest expense	(51,767)	(49,379)	(2,480)	579	(103,047)
Loss on early exchange of debt	(14,323)	—	—	—	(14,323)
Loss on interests in subsidiaries	(20,640)	(1,103)	—	21,743	—
Other income, net	283	639	3,185	(579)	3,528
Net income (loss)	48,455	(20,640)	(2,250)	21,743	47,308
Loss attributable to non-controlling interests	—	—	—	1,147	1,147
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$48,455	$(20,640)	$(2,250)	$22,890	$48,455
___________

(1)	Includes the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Nine Months Ended June 30, 2011
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries(1)	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$821,562	$1,275	$222,644	$223,919	$—	$(553)	$1,044,928
Operating costs and expenses:
Gaming and other operations	487,172	1,616	163,026	164,642	—	(553)	651,261
Advertising, general and administrative	137,387	950	22,639	23,589	2,587	—	163,563
Depreciation and amortization	52,243	142	16,066	16,208	—	—	68,451
Severance	244	—	—	—	—	—	244
Total operating costs and expenses	677,046	2,708	201,731	204,439	2,587	(553)	883,519
Income (loss) from operations	144,516	(1,433)	20,913	19,480	(2,587)	—	161,409
Accretion of discount to the relinquishment liability	(8,525)	—	—	—	—	—	(8,525)
Interest expense	(46,196)	(6)	(41,030)	(41,036)	(2,096)	491	(88,837)
Loss on interests in subsidiaries	(22,358)	—	(1,348)	(1,348)	—	23,706	—
Other income (expense), net	(153)	—	546	546	1,935	(491)	1,837
Net income (loss)	67,284	(1,439)	(20,919)	(22,358)	(2,748)	23,706	65,884
Loss attributable to non-controlling interests	—	—	—	—	—	1,400	1,400
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$67,284	$(1,439)	$(20,919)	$(22,358)	$(2,748)	$25,106	$67,284
___________

(1)	Includes the Pennsylvania Entities, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$103,561	$43,100	$(2,370)	$—	$144,291
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(34,536)	(6,102)	—	—	(40,638)
Other cash flows provided by (used in) investing activities	34,702	5,182	(562)	(37,384)	1,938
Net cash flows provided by (used in) investing activities	166	(920)	(562)	(37,384)	(38,700)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings—revolving loan	154,000	—	—	—	154,000
Bank Credit Facility repayments—revolving loan	(289,000)	—	—	—	(289,000)
Bank Credit Facility repayments—term loan	(2,000)	—	—	—	(2,000)
Term Loan Facility borrowings, net of discount	220,500	—	—	—	220,500
Salishan-Mohegan Bank Credit Facility repayments—revolving loan	—	—	(15,250)	—	(15,250)
Line of Credit borrowings	225,215	—	—	—	225,215
Line of Credit repayments	(225,215)	—	—	—	(225,215)
Borrowings from Mohegan Tribe	—	—	20,600	—	20,600
Payments on long-term debt	(66,454)	—	—	—	(66,454)
Principal portion of relinquishment liability payments	(28,756)	—	—	—	(28,756)
Distributions to Mohegan Tribe	(40,450)	—	—	—	(40,450)
Payments of financing fees	(50,178)	—	—	—	(50,178)
Other cash flows provided by (used in) financing activities	5,495	(40,754)	(2,372)	37,384	(247)
Net cash flows provided by (used in) financing activities	(96,843)	(40,754)	2,978	37,384	(97,235)
Net increase in cash and cash equivalents	6,884	1,426	46	—	8,356
Cash and cash equivalents at beginning of period	89,018	22,931	225	—	112,174
Cash and cash equivalents at end of period	$95,902	$24,357	$271	$—	$120,530
___________

(1)	Includes the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Nine Months Ended June 30, 2011
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$106,396	$(15)	$36,562	$36,547	$(3,852)	$—	$139,091
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(27,586)	(19)	(12,096)	(12,115)	—	—	(39,701)
Other cash flows provided by (used in) investing activities	22,306	—	70	70	(519)	(21,822)	35
Net cash flows used in investing activities	(5,280)	(19)	(12,026)	(12,045)	(519)	(21,822)	(39,666)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	270,000	—	—	—	—	—	270,000
Bank Credit Facility repayments - revolving loan	(318,000)	—	—	—	—	—	(318,000)
Line of Credit borrowings	412,909	—	—	—	—	—	412,909
Line of Credit repayments	(411,442)	—	—	—	—	—	(411,442)
Principal portion of relinquishment liability payments	(26,354)	—	—	—	—	—	(26,354)
Distributions to Mohegan Tribe	(23,669)	—	—	—	—	—	(23,669)
Other cash flows provided by (used in) financing activities	(4,419)	41	(22,845)	(22,804)	4,360	21,822	(1,041)
Net cash flows provided by (used in) financing activities	(100,975)	41	(22,845)	(22,804)	4,360	21,822	(97,597)
Net increase (decrease) in cash and cash equivalents	141	7	1,691	1,698	(11)	—	1,828
Cash and cash equivalents at beginning of period	39,146	(49)	24,366	24,317	434	—	63,897
Cash and cash equivalents at end of period	$39,287	$(42)	$26,057	$26,015	$423	$—	$65,725
___________

(1)	Includes the Pennsylvania Entities, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 9—SUBSEQUENT EVENTS:

Project Sunlight, an estimated $50 million hotel expansion project at Mohegan Sun at Pocono Downs, is planned for development and construction on land adjacent to the existing casino facility. When completed, Project Sunlight is anticipated to include a 238-room hotel with a fitness center, an indoor pool, a bistro and a 20,000-square-foot convention center. Project Sunlight is being developed and built by Downs Lodging, a wholly-owned unrestricted subsidiary of the Authority, on land leased from Downs Racing. The anticipated costs for Project Sunlight will be funded through a combination of non-recourse third-party financing obtained by Downs Lodging of approximately $45 million and a $5 million investment by the Authority. Construction of Project Sunlight commenced in July 2012 and is expected to be completed by the end of 2013. Once completed, the hotel and convention center will be operated by Downs Racing under a triple net lease from Downs Lodging.

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
Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:
Casino of the Earth
As of June 30, 2012, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 3,070 slot machines and 180 table games, including blackjack, roulette and craps;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

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

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars; and

•	the Wolf Den, an approximately 10,000-square-foot, 400-seat lounge featuring live entertainment seven days a week.
Casino of the Sky
As of June 30, 2012, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,120 slot machines and 105 table games, including blackjack, roulette and craps;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, a 24-hour coffee shop and three lounges and bars, all operated by us, as well as five full-service restaurants, three quick-service restaurants and a multi-station food court operated by third-parties, for a total seating of approximately 2,350;

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
As of June 30, 2012, Casino of the Wind offered:

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
Mohegan Sun at Pocono Downs currently operates in an approximately 400,000-square-foot facility, which includes the following as of June 30, 2012:

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

Results of Operations
Summary Operating Results
As of June 30, 2012, we own and operate, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun WNBA franchise, and the Mohegan Sun Country Club, or collectively, the Connecticut entities, and the Pennsylvania entities. All of our revenues are derived from these operations. The Connecticut Sun WNBA franchise and the Mohegan Sun Country Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut entities and the Pennsylvania entities on a separate basis. We, therefore, believe that we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut entities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania entities.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2012	2011 (1)	Variance	Percentage Variance	2012	2011 (1)	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$264,876	$284,289	$(19,413)	(6.8)%	$811,838	$822,284	$(10,446)	(1.3)%
Mohegan Sun at Pocono Downs	79,560	77,090	2,470	3.2%	235,628	222,644	12,984	5.8%
Total	$344,436	$361,379	$(16,943)	(4.7)%	$1,047,466	$1,044,928	$2,538	0.2%
Income (loss) from operations:
Mohegan Sun	$44,801	$56,316	$(11,515)	(20.4)%	$148,424	$152,107	$(3,683)	(2.4)%
Mohegan Sun at Pocono Downs	10,716	7,677	3,039	39.6%	31,660	21,590	10,070	46.6%
Corporate	(4,681)	(3,896)	(785)	20.1%	(12,748)	(12,288)	(460)	3.7%
Total	$50,836	$60,097	$(9,261)	(15.4)%	$167,336	$161,409	$5,927	3.7%
Net income attributable to Mohegan Tribal Gaming Authority	$9,361	$29,146	$(19,785)	(67.9)%	$48,455	$67,284	$(18,829)	(28.0)%
Operating margin:
Mohegan Sun	16.9%	19.8%	(2.9)%	(14.6)%	18.3%	18.5%	(0.2)%	(1.1)%
Mohegan Sun at Pocono Downs	13.5%	10.0%	3.5%	35.0%	13.4%	9.7%	3.7%	38.1%
Total	14.8%	16.6%	(1.8)%	(10.8)%	16.0%	15.4%	0.6%	3.9%
__________

(1)	Includes adjustment to reduce Mohegan Sun's slot revenues by $3.7 million, which related to prior periods.

The most significant factors and trends that we believe impacted our financial performance were as follows:

•	lower table games hold percentage at Mohegan Sun;

•	additional gaming capacity in the Northeast gaming market and aggressive promotional programs from competitors;

•	changes in operations designed to improve profitability;

•	persisting economic concerns;

•	strong patron response to promotional offers at Mohegan Sun at Pocono Downs;

•	improved non-gaming results;

•	continued focus on managing expenses and enhancing operating efficiencies; and

•	a $14.3 million non-operating loss on early exchange of debt in connection with our refinancing transactions.

Net revenues for the three months and nine months ended June 30, 2012 compared to the same periods in the prior year reflect lower gaming revenues at Mohegan Sun. These results were partially offset by higher gaming and non-gaming revenues at Mohegan Sun at Pocono Downs.
Income from operations for the three months and nine months ended June 30, 2012 compared to the same periods in the prior year reflects the reductions in gaming revenues at Mohegan Sun, partially offset by the growth in gaming and non-gaming revenues at Mohegan Sun at Pocono Downs. Income from operations for the three months and nine months ended June 30, 2012 also reflects changes in our operations designed to improve profitability and our continued focus on managing expenses, as well as lower depreciation expense.
Net income attributable to the Authority for the three months ended June 30, 2012 compared to the same period in the prior year declined primarily as a result of higher interest expense, combined with the reduction in income from operations. Net income attributable to the Authority for the nine months ended June 30, 2012 compared to the same period in the prior year declined primarily due to the loss on early exchange of debt and higher interest expense, combined with the reduction in income from operations.
Mohegan Sun
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2012	2011 (1)	Variance	Percentage Variance	2012	2011 (1)	Variance	Percentage Variance
Gaming	$232,346	$255,916	$(23,570)	(9.2)%	$718,109	$742,082	$(23,973)	(3.2)%
Food and beverage	16,163	15,897	266	1.7%	49,827	47,790	2,037	4.3%
Hotel	10,152	9,134	1,018	11.1%	29,524	26,788	2,736	10.2%
Retail, entertainment and other	27,620	26,914	706	2.6%	76,265	72,518	3,747	5.2%
Total	$286,281	$307,861	$(21,580)	(7.0)%	$873,725	$889,178	$(15,453)	(1.7)%
__________

(1)	Includes adjustment to reduce slot revenues by $3.7 million, which related to prior periods.
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011 (1)	2012	2011 (1)
Gaming	81.2%	83.1%	82.2%	83.5%
Food and beverage	5.6%	5.2%	5.7%	5.4%
Hotel	3.5%	3.0%	3.4%	3.0%
Retail, entertainment and other	9.7%	8.7%	8.7%	8.1%
Total	100.0%	100.0%	100.0%	100.0%
__________

(1)	Includes adjustment to reduce slot revenues by $3.7 million, which related to prior periods.

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2012	2011 (1)	Variance	Percentage Variance	2012	2011 (1)	Variance	Percentage Variance
Slots:
Handle	$2,010,037	$2,226,569	$(216,532)	(9.7)%	$6,086,090	$6,529,577	$(443,487)	(6.8)%
Gross revenues	$165,224	$179,576	$(14,352)	(8.0)%	$504,095	$524,242	$(20,147)	(3.8)%
Net revenues	$158,761	$172,743	$(13,982)	(8.1)%	$484,002	$504,266	$(20,264)	(4.0)%
Free promotional slot plays (2)	$18,236	$17,412	$824	4.7%	$46,476	$46,084	$392	0.9%
Weighted average number of machines (in units)	5,953	6,358	(405)	(6.4)%	6,085	6,377	(292)	(4.6)%
Hold percentage (gross)	8.2%	8.1%	0.1%	1.2%	8.3%	8.0%	0.3%	3.8%
Win per unit per day (gross) (in dollars)	$305	$310	$(5)	(1.6)%	$302	$301	$1	0.3%
Table games:
Drop	$469,276	$491,104	$(21,828)	(4.4)%	$1,448,202	$1,483,947	$(35,745)	(2.4)%
Revenues	$69,150	$81,749	$(12,599)	(15.4)%	$220,047	$226,567	$(6,520)	(2.9)%
Weighted average number of games (in units)	314	324	(10)	(3.1)%	314	329	(15)	(4.6)%
Hold percentage (3)	14.7%	16.7%	(2.0)%	(12.0)%	15.2%	15.3%	(0.1)%	(0.7)%
Win per unit per day (in dollars)	$2,421	$2,775	$(354)	(12.8)%	$2,560	$2,525	$35	1.4%
Poker:
Revenues	$2,627	$2,891	$(264)	(9.1)%	$8,705	$8,732	$(27)	(0.3)%
Weighted average number of tables (in units)	42	42	—	—	42	42	—	—
Revenue per unit per day (in dollars)	$687	$756	$(69)	(9.1)%	$756	$762	$(6)	(0.8)%

__________

(1)	Includes adjustment to reduce slot revenues by $3.7 million, which related to prior periods.

(2)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(3)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months and nine months ended June 30, 2012 compared to the same periods in the prior year declined primarily as a result of lower slot and table game revenues. The reductions in slot revenues and handle reflect additional gaming capacity in the Northeast gaming market and aggressive promotional programs from competitors, changes in our operations designed to improve profitability, including changes in the slot mix on our gaming floor, and a shift in hotel occupancy from casino patrons to transient guests. The declines in table game revenues primarily resulted from lower table game hold percentage, combined with the impact of additional gaming capacity in the Northeast gaming market. Gaming revenues for the three months and nine months ended June 30, 2012 also were negatively impacted by the sluggish overall economic environment.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Meals served	804	802	2	0.2%	2,408	2,433	(25)	(1.0)%
Average price per meal served (in dollars)	$16.17	$15.71	$0.46	2.9%	$16.40	$15.50	$0.90	5.8%

Food and beverage revenues for the three months and nine months ended June 30, 2012 compared to the same periods in the prior year increased due to the increases in the average price per meal served resulting, in part, from the July 2011 re-opening of the renovated Season's Buffet featuring expanded offerings.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Rooms occupied	103	105	(2)	(1.9)%	308	310	(2)	(0.6)%
Occupancy rate	96.3%	97.5%	(1.2)%	(1.2)%	95.8%	96.5%	(0.7)%	(0.7)%
Average daily room rate (in dollars)	$93	$84	$9	10.7%	$91	$83	$8	9.6%
Revenue per available room (in dollars)	$89	$82	$7	8.5%	$87	$80	$7	8.8%

Hotel revenues for the three months and nine months ended June 30, 2012 compared to the same periods in the prior year increased as a result of the increases in average daily room rate, reflecting a shift in hotel occupancy to higher paying transient guests.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Arena events (in events)	38	30	8	26.7%	91	79	12	15.2%
Arena tickets	229	182	47	25.8%	529	449	80	17.8%
Average price per Arena ticket (in dollars)	$42.23	$57.18	$(14.95)	(26.1)%	$45.12	$54.04	$(8.92)	(16.5)%

Retail, entertainment and other revenues for the three months and nine months ended June 30, 2012 compared to the same periods in the prior year increased primarily as a result of additional gasoline revenues from the September 2011 opening of our employee gas station. The declines in average price per Arena ticket were attributable to reductions in the number of headliner shows held at the Mohegan Sun Arena.

Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Food and beverage	$6,498	$6,956	$(458)	(6.6)%	$19,988	$20,974	$(986)	(4.7)%
Hotel	3,411	3,491	(80)	(2.3)%	10,434	10,804	(370)	(3.4)%
Retail, entertainment and other	11,496	13,125	(1,629)	(12.4)%	31,465	35,116	(3,651)	(10.4)%
Total	$21,405	$23,572	$(2,167)	(9.2)%	$61,887	$66,894	$(5,007)	(7.5)%
The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Food and beverage	$6,350	$6,995	$(645)	(9.2)%	$19,679	$21,351	$(1,672)	(7.8)%
Hotel	1,811	2,027	(216)	(10.7)%	5,716	6,471	(755)	(11.7)%
Retail, entertainment and other	10,267	11,146	(879)	(7.9)%	28,844	29,544	(700)	(2.4)%
Total	$18,428	$20,168	$(1,740)	(8.6)%	$54,239	$57,366	$(3,127)	(5.5)%

Promotional allowances for the three months and nine months ended June 30, 2012 compared to the same periods in the prior year declined primarily due to changes in our operations designed to improve profitability, combined with lower redemptions under the Player's Club program.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Gaming	$138,387	$144,520	$(6,133)	(4.2)%	$419,690	$431,254	$(11,564)	(2.7)%
Food and beverage	8,970	8,219	751	9.1%	27,139	24,768	2,371	9.6%
Hotel	3,658	3,413	245	7.2%	10,703	9,906	797	8.0%
Retail, entertainment and other	10,291	8,749	1,542	17.6%	28,957	22,334	6,623	29.7%
Advertising, general and administrative	41,045	45,706	(4,661)	(10.2)%	124,623	129,104	(4,481)	(3.5)%
Depreciation and amortization	17,706	17,377	329	1.9%	52,266	52,569	(303)	(0.6)%
Loss on disposition of assets	18	—	18	100.0%	36	—	36	100.0%
Severance	—	(11)	11	(100.0)%	—	242	(242)	(100.0)%
Total	$220,075	$227,973	$(7,898)	(3.5)%	$663,414	$670,177	$(6,763)	(1.0)%

Gaming costs and expenses for the three months and nine months ended June 30, 2012 compared to the same periods in the prior year decreased primarily as a result of changes in our operations designed to improve profitability, including lower costs related to Player's Club point redemptions at third-party outlets and Mohegan Sun-owned facilities. The reductions in gaming costs and expenses also reflect lower Slot Win Contribution expenses commensurate with the declines in slot revenues and reduced labor costs. These results were partially offset by higher casino marketing and promotional expenses in response to the competitive promotional environment. Expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaled $43.6 million and $130.4 million for the three months and nine months ended June 30, 2012, respectively, and $46.8 million and $135.4 million for the three months and nine months ended June 30, 2011, respectively. Gaming costs and expenses as a percentage of gaming revenues were 59.6% and 58.4% for the three months and nine months ended June 30, 2012, respectively, compared to 56.5% and 58.1% for the three months and nine months ended June 30, 2011, respectively.
Food and beverage costs and expenses for the three months and nine months ended June 30, 2012 compared to the same periods in the prior year increased primarily due to reduced use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses. The increases in food and beverage costs and expenses also the reflect higher cost of food and beverage sold commensurate with the growth in food and beverage revenues.
Hotel costs and expenses for the three months and nine months ended June 30, 2012 compared to the same periods in the prior year increased primarily as a result of reduced use of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the three months and nine months ended June 30, 2012 compared to the same periods in the prior year increased primarily as a result of the higher cost of gasoline sold commensurate with the growth in gasoline revenues and reduced use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses.
Advertising, general and administrative costs and expenses for the three months and nine months ended June 30, 2012 compared to the same periods in the prior year declined primarily as a result of reductions in insurance and utility costs, as well as expenses associated with services provided by the State of Connecticut. Advertising, general and administrative costs and expenses for the three months ended June 30, 2012 also reflect lower advertising expenditures.
Mohegan Sun at Pocono Downs
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Gaming	$74,747	$72,401	$2,346	3.2%	$222,644	$210,336	$12,308	5.9%
Food and beverage	6,537	6,549	(12)	(0.2)%	18,800	17,879	921	5.2%
Retail, entertainment and other	2,326	2,209	117	5.3%	6,193	5,429	764	14.1%
Total	$83,610	$81,159	$2,451	3.0%	$247,637	$233,644	$13,993	6.0%

The following table summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Gaming	89.4%	89.2%	89.9%	90.0%
Food and beverage	7.8%	8.1%	7.6%	7.7%
Retail, entertainment and other	2.8%	2.7%	2.5%	2.3%
Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Slots:
Handle	$743,645	$753,434	$(9,789)	(1.3)%	$2,235,962	$2,143,426	$92,536	4.3%
Gross revenues	$59,696	$57,047	$2,649	4.6%	$178,653	$167,232	$11,421	6.8%
Net revenues	$59,667	$57,034	$2,633	4.6%	$178,618	$167,178	$11,440	6.8%
Free promotional slot plays (1)	$15,324	$18,386	$(3,062)	(16.7)%	$46,508	$48,226	$(1,718)	(3.6)%
Weighted average number of machines (in units)	2,332	2,332	—	—	2,332	2,409	(77)	(3.2)%
Hold percentage (gross)	8.0%	7.6%	0.4%	5.3%	8.0%	7.8%	0.2%	2.6%
Win per unit per day (gross) (in dollars)	$281	$269	$12	4.5%	$280	$254	$26	10.2%
Table games:
Drop	$50,927	$53,524	$(2,597)	(4.9)%	$161,480	$149,525	$11,955	8.0%
Revenues	$9,246	$9,171	$75	0.8%	$29,216	$27,144	$2,072	7.6%
Weighted average number of games (in units)	66	66	—	—	66	66	—	—
Hold percentage (2)	18.2%	17.1%	1.1%	6.4%	18.1%	18.2%	(0.1)%	(0.5)%
Win per unit per day (in dollars)	$1,540	$1,527	$13	0.9%	$1,615	$1,506	$109	7.2%
Poker:
Revenues	$871	$1,074	$(203)	(18.9)%	$2,891	$3,222	$(331)	(10.3)%
Weighted average number of tables (in units)	18	18	—	—	18	18	—	—
Revenue per unit per day (in dollars)	$531	$656	$(125)	(19.1)%	$586	$656	$(70)	(10.7)%

 ___________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months and nine months ended June 30, 2012 compared to the same periods in the prior year increased primarily as a result of higher slot revenues. The growth in slot revenues reflects strong patron response to our promotional offers and changes in our operations designed to improve profitability.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Meals served	186	219	(33)	(15.1)%	546	578	(32)	(5.5)%
Average price per meal served (in dollars)	$15.98	$15.16	$0.82	5.4%	$15.67	$15.00	$0.67	4.5%
Food and beverage revenues for the three months ended June 30, 2012 compared to the same period in the prior year were flat. Food and beverage revenues for the nine months ended June 30, 2012 compared to the same period in the prior year increased due to changes in promotional beverage offers. The reductions in meals served, as well as the growth in average price per meal served primarily resulted from changes in our operations designed to improve profitability.
Retail, entertainment and other revenues for the three months and nine months ended June 30, 2012 compared to the same periods in the prior year increased primarily as a result of higher ATM commissions and changes in promotional tobacco offers.
Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Food and beverage	$3,608	$3,640	$(32)	(0.9)%	$10,729	$9,942	$787	7.9%
Retail and entertainment	442	429	13	3.0%	1,280	1,058	222	21.0%
Total	$4,050	$4,069	$(19)	(0.5)%	$12,009	$11,000	$1,009	9.2%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Food and beverage	$2,786	$2,861	$(75)	(2.6)%	$8,165	$7,896	$269	3.4%
Retail and entertainment	533	523	10	1.9%	1,492	1,338	154	11.5%
Total	$3,319	$3,384	$(65)	(1.9)%	$9,657	$9,234	$423	4.6%

Promotional allowances for the three months ended June 30, 2012 compared to the same period in the prior year were flat. Promotional allowances for the nine months ended June 30, 2012 compared to the same period in the prior year increased due to higher redemptions under the Player's Club program and changes in certain promotional offers.

Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Gaming	$54,632	$54,403	$229	0.4%	$162,327	$155,993	$6,334	4.1%
Food and beverage	2,270	2,202	68	3.1%	6,216	6,093	123	2.0%
Retail, entertainment and other	287	332	(45)	(13.6)%	862	913	(51)	(5.6)%
Advertising, general and administrative	7,685	7,272	413	5.7%	22,563	22,296	267	1.2%
Depreciation and amortization	3,957	5,204	(1,247)	(24.0)%	11,716	15,759	(4,043)	(25.7)%
(Gain) loss on disposition of assets	13	—	13	(100.0)%	284	—	284	100.0%
Total	$68,844	$69,413	$(569)	(0.8)%	$203,968	$201,054	$2,914	1.4%
Gaming costs and expenses for the three months and nine months ended June 30, 2012 compared to the same periods in the prior year increased primarily as a result of higher Pennsylvania Slot Machine Tax commensurate with the growth in slot revenues. Gaming costs and expenses for the nine months ended June 30, 2012 also reflect higher payroll costs and advertising and promotional expenditures. These results were partially offset by a $676,000 charge associated with scheduled repayments to be made by Mohegan Sun at Pocono Downs (along with other slot machine licensees in the Commonwealth of Pennsylvania) for its proportional share of gaming oversight costs previously incurred by the Pennsylvania Gaming Control Board, or the PGCB, pursuant to a repayment schedule adopted by the PGCB in June 2011. Expenses associated with the Pennsylvania Slot Machine Tax totaled $33.5 million and $100.8 million for the three months and nine months ended June 30, 2012, respectively, and $32.4 million and $95.5 million for the three months and nine months ended June 30, 2011, respectively. Expenses associated with the Pennsylvania Table Game Tax totaled $1.6 million and $5.2 million for the three months and nine months ended June 30, 2012, respectively, and $1.7 million and $4.9 million for the three months and nine months ended June 30, 2011, respectively. Gaming costs and expenses as a percentage of gaming revenues were 73.1% and 72.9% for the three months and nine months ended June 30, 2012, respectively, compared to 75.1% and 74.2% for the three months and nine months ended June 30, 2011, respectively.
Food and beverage costs and expenses for the three months ended June 30, 2012 compared to the same period in the prior year increased primarily due to reduced use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses. Food and beverage costs and expenses for the nine months ended June 30, 2012 compared to the same period in the prior year increased primarily as a result of higher cost of goods sold commensurate with the growth in food and beverage revenues, partially offset by increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the three months ended June 30, 2012 compared to the same period in the prior year declined primarily due to non-recurring entertainment costs resulting from the discontinuation of concerts on the infield of the harness racing track. Retail, entertainment and other costs and expenses for the nine months ended June 30, 2012 compared to the same period in the prior year decreased primarily as a result of increased use of retail, entertainment and other complimentaries, resulting in higher amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses.
Advertising, general and administrative costs and expenses for the three months and nine months ended June 30, 2012 compared to the same periods in the prior year increased primarily as a result of higher insurance and payroll costs and regulatory expenses.
Depreciation and amortization expenses for the three months and nine months ended June 30, 2012 compared to the same periods in the prior year decreased primarily as a result of fully depreciated assets related to the Phase II facility.

Corporate Expenses and Other Income (Expense)
Corporate expenses and other income (expense) consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2012	2011	Variance	Percentage Variance	2012	2011	Variance	Percentage Variance
Corporate expenses:
Corporate	$4,651	$3,856	$795	20.6%	$12,653	$12,163	$490	4.0%
Depreciation and amortization	30	40	(10)	(25.0)%	95	123	(28)	(22.8)%
Severance (1)	—	—	—	—	—	2	(2)	(100.0)%
Total Corporate expenses	$4,681	$3,896	$785	20.1%	$12,748	$12,288	$460	3.7%
Other income (expense):
Accretion of discount to the relinquishment liability (2)	$(2,062)	$(2,842)	$780	(27.4)%	$(6,186)	$(8,525)	$2,339	(27.4)%
Interest income (3)	1,842	665	1,177	177.0%	3,559	2,063	1,496	72.5%
Interest expense	(41,581)	(29,378)	(12,203)	41.5%	(103,047)	(88,837)	(14,210)	16.0%
Loss on early exchange of debt	(17)	—	(17)	100.0%	(14,323)	—	(14,323)	100.0%
Other income (expense), net	7	118	(111)	(94.1)%	(31)	(226)	195	(86.3)%
Total other expense	$(41,811)	$(31,437)	$(10,374)	33.0%	$(120,028)	$(95,525)	$(24,503)	25.7%
___________

(1)	Non-recurring workforce reduction related.

(2)	Reflects accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(3)
Primarily represents interest earned on long-term receivables. Interest income for the three months and nine months ended June 30, 2012, includes adjustment of $1.1 million, which related to prior periods.

Total Corporate costs and expenses for the three months and nine months ended June 30, 2012 compared to the same periods in the prior year increased primarily as a result of higher development related expenditures and severance costs.

Interest expense for the three months and nine months ended June 30, 2012 compared to the same periods in the prior year increased as a result of higher weighted average interest rate. Weighted average interest rate was 9.9% and 8.4% for the three months and nine months ended June 30, 2012, respectively, compared to 7.2% and 7.1% for the three months and nine months ended June 30, 2011, respectively. The increases in weighted average interest rate were driven by our March 6, 2012 refinancing transactions. Weighted average outstanding debt was $1.67 billion and $1.65 billion for the three months and nine months ended June 30, 2012, respectively, compared to $1.63 billion and $1.66 billion for the three months and nine months ended June 30, 2011, respectively.

Loss on early exchange of debt for the three months and nine months ended June 30, 2012 represents financing fees written-off in connection with our March 6, 2012 refinancing transactions. We incurred approximately $58.3 million in transaction costs in connection with our refinancing, of which $14.3 million was written-off and $44.0 million was capitalized and will be amortized over the terms of the related debt.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun at Pocono Downs during the months of May through August. Accordingly, our results of operations for the three months and nine months ended June 30, 2012 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Nine Months Ended June 30,
	2012	2011	Variance	Percentage Variance
Net cash provided by operating activities	$144,291	$139,091	$5,200	3.7%
Net cash used in investing activities	(38,700)	(39,666)	966	(2.4)%
Net cash used in financing activities	(97,235)	(97,597)	362	(0.4)%
Net increase in cash and cash equivalents	$8,356	$1,828	$6,528	357.1%

As of June 30, 2012 and September 30, 2011, we held cash and cash equivalents of $120.5 million and $112.2 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts, relinquishment liability reassessments and loss on early exchange of debt. The increase in cash provided by operating activities for the nine months ended June 30, 2012 compared to the same period in the prior year was attributable to lower working capital requirements, partially offset by reduced operating income after adjustments for non-cash items.
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

The decrease in cash used in investing activities for the nine months ended June 30, 2012 compared to the same period in the prior year primarily reflects proceeds from the Commonwealth of Pennsylvania's facility improvement grant, partially offset by higher capital expenditures. The slight decrease in cash used in financing activities for the nine months ended June 30, 2012 compared to the same period in the prior year primarily reflects increased borrowings, partially offset by higher payments of financing fees and distributions to the Tribe.
External Sources of Liquidity

On March 6, 2012, the Authority completed a comprehensive refinancing of its outstanding indebtedness, including the consummation of private exchange offers and consent solicitations with respect to its outstanding notes, an amendment and restatement of its bank credit facility and the execution and funding of a term loan facility (all further discussed below).

Bank Credit Facilities

First Lien, First Out Credit Facility

On March 6, 2012, the Authority entered into a Fourth Amended and Restated Bank Credit Facility providing for a $400.0 million term loan and a revolving loan with letter of credit and borrowing capacity of up to $75.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent (the "Bank Credit Facility"). Principal outstanding on the term loan under the Bank Credit Facility is to be repaid at a rate of $1.0 million per quarter. The Bank Credit Facility matures on March 31, 2015, upon which date all outstanding balances are payable in full. As of June 30, 2012, there were $398.0 million in term loans and no revolving loans outstanding under the Bank Credit Facility. As of June 30, 2012, letters of credit issued under the Bank Credit Facility totaled $2.3 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, and after taking into account restrictive financial covenant requirements, the Authority had approximately $72.7 million of borrowing capacity under the Bank Credit Facility as of June 30, 2012.
Borrowings under the Bank Credit Facility incur interest as follows: (i) for base rate revolving loans, base rate plus an applicable margin based on a leverage-based pricing grid between 2.25% and 3.25%; (ii) for Eurodollar rate revolving loans, the applicable LIBOR rate plus an applicable margin based on a leverage-based pricing grid between 3.50% and 4.50%; (iii) for base rate term loans, base rate plus an applicable margin equal to 3.25%; and (iv) for Eurodollar rate term loans, the applicable LIBOR rate plus 4.50%. For Eurodollar rate term loans, LIBOR is subject to a 1.0% floor. There also is a fee of between 0.25% and 0.50%, based on a leverage-based pricing grid, charged on unused revolving commitments. Interest on Eurodollar rate loans is payable at the end of each applicable interest period for periods of three months or less and for loans of more than three months, each March, June, September or December that occurs after the beginning of such interest period. Interest on base rate advances is payable quarterly in arrears. As of June 30, 2012, the $398.0 million term loan outstanding was based on the Eurodollar rate floor of 1.0% plus an applicable margin of 4.50%. The applicable margin for commitment fees was 0.50% as of June 30, 2012.

The Authority's obligations under the Bank Credit Facility are fully and unconditionally guaranteed, jointly and severally, by the Pennsylvania Entities, MBC, Mohegan Golf, MCV-PA, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming (the “Guarantors”). The Bank Credit Facility is collateralized by a first priority lien on substantially all of the Authority's property and assets and those of the Guarantors (other than MBC), including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land and improvements that comprise Mohegan Sun (the Authority and the Guarantors, other than MBC, are collectively referred to herein as the “Grantors”). The Grantors are also required to pledge additional assets as collateral for the Bank Credit Facility as they and future guarantor subsidiaries acquire them. The liens and security interests granted by the Grantors as security for the Authority's obligations under the Bank Credit Facility are senior in priority to the liens on the same collateral securing the Term Loan Facility (as defined below) and the 2009 Second Lien Notes, 2012 Second Lien Notes and 2012 Third Lien Notes (each as defined below and, collectively, the “Secured Notes”). The collateral securing the Bank Credit Facility constitutes substantially all of the Grantors' property and assets that secure the Term Loan Facility and the Secured Notes, but excludes certain excluded assets as defined in the Bank Credit Facility.

The Bank Credit Facility contains negative covenants applicable to the Authority and the Guarantors, including negative covenants governing incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions, mergers or consolidations and capital expenditures. Additionally, the Bank Credit Facility includes financial maintenance covenants pertaining to total leverage, senior leverage and minimum fixed charge coverage. The levels of these covenants as of June 30, 2012 through the remaining term of the Bank Credit Facility are as follows:
Minimum fixed charge coverage ratio covenant, as defined under the Bank Credit Facility:

Fiscal Quarters Ending:
June 30, 2012 and thereafter	1.05:1.00

Maximum total leverage ratio covenant, or ratio of total debt to annualized EBITDA, as such terms are defined under the Bank Credit Facility:

Fiscal Quarters Ending:
June 30, 2012 through September 30, 2012	7.25:1.00
December 31, 2012 through March 31, 2013	7.00:1.00
June 30, 2013 through December 31, 2013	6.75:1.00
March 31, 2014 through June 30, 2014	6.50:1.00
September 30, 2014 and thereafter	6.25:1.00

Maximum senior leverage ratio covenant, or ratio of total debt outstanding under the Bank Credit Facility to annualized EBITDA, as such terms are defined under the Bank Credit Facility:

Fiscal Quarters Ending:
June 30, 2012 and thereafter	1.75:1.00

As of June 30, 2012, the Authority and the Tribe were in compliance with all respective covenant requirements under the Bank Credit Facility.

First Lien, Second Out Term Loan Facility

On March 6, 2012, the Authority entered into a loan agreement providing for a $225.0 million first lien, second out term loan with Wells Fargo Gaming Capital, LLC serving as Administrative Agent (the "Term Loan Facility"). The Term Loan Facility was issued at a price of 98.0% of par, for an initial yield of approximately 9.6% per annum. The Term Loan Facility has no mandatory amortization and is payable in full on March 31, 2016. The net proceeds from the Term Loan Facility were used to refinance the Authority's existing indebtedness, permanently reduce commitments under the Bank Credit Facility and pay accrued interest, fees and expenses in connection with the Authority's refinancing transactions consummated on March 6, 2012.

Loans under the Term Loan Facility incur interest as follows: (i) for base rate loans, base rate plus 6.50% per annum and (ii) for Eurodollar rate loans, LIBOR plus 7.50% per annum. In all cases, LIBOR is subject to a 1.50% floor. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or every quarter in arrears, if an interest period exceeds three months. Interest on base rate loans is payable quarterly in arrears. As of June 30, 2012, the Authority had a $225.0 million Eurodollar rate loan outstanding, which was based on the Eurodollar rate floor of 1.50% plus an applicable margin of 7.50%.

The Term Loan Facility is fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors. The liens and security interests granted by the Grantors as security for the Authority's obligations under the Term Loan Facility are senior in priority to the liens on the same collateral securing any of the Secured Notes. The collateral securing the Term Loan Facility constitutes substantially all of the Grantors' property and assets that secure the Bank Credit Facility and the Secured Notes, but excludes certain excluded assets as defined in the Term Loan Facility.

The Term Loan Facility contains negative covenants that are substantially the same as the negative covenants contained in the Bank Credit Facility. The Term Loan Facility also contains financial maintenance covenants that are substantially the same as those in the Bank Credit Facility and also includes a separate first lien leverage ratio covenant.

As of June 30, 2012, through the remaining term of the Bank Credit Facility, the level of the first lien leverage ratio covenant, or ratio of total debt outstanding under the Bank Credit Facility and Term Loan Facility to annualized EBITDA, as such terms are defined under the Term Loan Facility, is 2.75 to 1.00.
As of June 30, 2012, the Authority and the Tribe were in compliance with all respective covenant requirements under the Term Loan Facility.
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

On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2009 Second Lien Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2009 Second Lien Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2009 Second Lien Notes tendered and exchanged was $199.8 million. An aggregate principal amount of $200,000 of 2009 Second Lien Notes remains outstanding as of June 30, 2012.

The 2009 Second Lien Notes are collateralized by a second priority lien on substantially all of the Grantors' and future guarantor subsidiaries' properties and assets, and are effectively subordinated to all of the Authority's and its existing and future guarantor subsidiaries' first priority lien secured indebtedness, including borrowings under the Bank Credit Facility and Term Loan Facility, to the extent of the value of the collateral securing such indebtedness. The 2009 Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.

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

The 2012 Second Lien Notes and the related guarantees are secured by second lien security interests in substantially all of the Grantors property and assets. These liens are junior in priority to the liens on the same collateral securing the Authority's Bank Credit Facility and Term Loan Facility (and permitted replacements thereof) and to all other permitted prior liens, including liens securing certain hedging obligations. The collateral securing the 2012 Second Lien Notes constitutes substantially all of the Grantors' property and assets that secure the Bank Credit Facility and Term Loan Facility, the 2009 Second Lien Notes and 2012 Third Lien Notes, but excludes certain excluded assets as defined in the 2012 Second Lien Notes indenture. The 2012 Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.

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

The 2012 Third Lien Notes and the related guarantees are secured by third lien security interests in substantially all of the Grantors' property and assets. These liens are junior in priority to the liens on the same collateral securing the Authority's Bank Credit Facility and Term Loan Facility, the 2009 Second Lien Notes and 2012 Second Lien Notes (and permitted replacements of each of the foregoing) and to all other permitted prior liens, including liens securing certain hedging obligations. The collateral securing the 2012 Third Lien Notes constitutes substantially all of the Grantors' property and assets that secure the Bank Credit Facility and Term Loan Facility, the 2009 Second Lien Notes and 2012 Second Lien Notes, but excludes certain excluded assets as defined in the 2012 Third Lien Notes indenture. The 2012 Third Lien Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.

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
On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Unsecured Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Unsecured Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2005 Senior Unsecured Notes tendered and exchanged was $234.2 million. An aggregate principal amount of $15.8 million of the 2005 Senior Unsecured Notes remains outstanding as of June 30, 2012.

The 2005 Senior Unsecured Notes are uncollateralized general obligations of the Authority, and are effectively subordinated to all of the Authority's and the Guarantors' and future guarantor subsidiaries' senior secured indebtedness, including the Bank Credit Facility, Term Loan Facility, 2009 Second Lien Notes, 2012 Second Lien Notes and 2012 Third Lien Notes, to the extent of the value of the collateral securing such indebtedness. The 2005 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.

Senior Subordinated Notes

2002 8% Senior Subordinated Notes
In February 2002, the Authority issued $250.0 million Senior Subordinated Notes with fixed interest payable at a rate of 8.000% per annum (the “2002 Senior Subordinated Notes”). The 2002 Senior Subordinated Notes matured on April 1, 2012. Subsequent to the March 6, 2012 private exchange offer, $66.5 million 2002 Senior Subordinated Notes remained outstanding, which amount, including accrued interest, was repaid at maturity with cash on hand.
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
On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2004 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 Senior Subordinated Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 Senior Subordinated Notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million of the 2004 Senior Subordinated Notes remains outstanding as of June 30, 2012.
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

On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Subordinated Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2005 Senior Subordinated Notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million of the 2005 Senior Subordinated Notes remains outstanding as of June 30, 2012.

2012 11% Senior Subordinated Notes

On March 6, 2012, the Authority issued $344.2 million Senior Subordinated Toggle Notes with fixed interest payable at a rate of 11% per annum (the “2012 Senior Subordinated Notes”) in exchange for $203.8 million of 2004 Senior Subordinated Notes and $140.3 million of 2005 Senior Subordinated Notes. The 2012 Senior Subordinated Notes mature on September 15, 2018. The Authority may redeem the 2012 Senior Subordinated Notes, in whole or in part, at any time, at a price equal to 100% of the principal amount plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Senior Subordinated Notes is payable semi-annually on March 15th and September 15th, commencing September 15, 2012. The initial interest payment on the 2012 Senior Subordinated Notes is payable entirely in cash. For any subsequent interest payment period through March 15, 2018, the Authority may, at its option, elect to pay interest on the 2012 Senior Subordinated Notes either entirely in cash or by paying up to 2% in 2012 Senior Subordinated Notes (“PIK Interest”). If the Authority elects to pay PIK Interest, such election will increase the principal amount of the 2012 Senior Subordinated Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of 2012 Senior Subordinated Notes on the relevant record date.

The 2012 Senior Subordinated Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

The Authority's senior subordinated notes are uncollateralized general obligations of the Authority, and are subordinated to borrowings under the Bank Credit Facility, Term Loan Facility, 2009 Second Lien Notes, 2012 Second Lien Notes, 2012 Third Lien Notes and 2005 Senior Unsecured Notes. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.

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

As of June 30, 2012, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and the Authority's liquidity and covenant requirement restrictions, among other factors.
Line of Credit
As of June 30, 2012, the Authority had a $16.5 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit was amended in March 2012 to, among other things, extend the maturity date to March 31, 2015. Pursuant to the provisions of the Bank Credit Facility, the Line of Credit may be replaced by an Autoborrow Loan governed by the terms of an Autoborrow Agreement described in the Bank Credit Facility. Under the Line of Credit, as amended, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations. As of June 30, 2012, no amount was drawn on the Line of Credit. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as the corresponding covenants contained in the Bank Credit Facility. As of June 30, 2012, the Authority was in compliance with all covenant requirements under the Line of Credit and had $16.5 million of borrowing capacity thereunder.
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
Mohegan Tribe Credit Facility

In 2011, the Tribe provided Salishan-Mohegan with a $1.75 million revolving credit facility (the “Mohegan Tribe Credit Facility”). The Mohegan Tribe Credit Facility was amended in March 2012 to extend the maturity date to September 30, 2013 and reduce the borrowing capacity to $1.45 million. The Mohegan Tribe Credit Facility accrues interest at an annual rate of 15.0% payable at maturity. As amended, principal outstanding under the Mohegan Tribe Credit Facility amortizes at a rate of $362,500 per quarter, commencing December 31, 2012. As of June 30, 2012, the Mohegan Tribe Credit Facility was fully drawn.
Salishan-Mohegan Bank Credit Facility

Salishan-Mohegan previously had a $15.25 million revolving loan credit facility with Bank of America, N.A. (the “Salishan-Mohegan Bank Credit Facility”). The Salishan-Mohegan Bank Credit Facility, including accrued interest, matured in March 2012, at which time it was repaid with proceeds from the 2012 Mohegan Tribe Minor's Trust Promissory Note.
Capital Expenditures
The following table presents data related to capital expenditures (in millions):

	Capital Expenditures
	Nine Months Ended	Remaining Forecasted	Total Forecasted
	June 30, 2012	Fiscal Year 2012	Fiscal Year 2012
Mohegan Sun:
Maintenance	$24.1	$8.9	$33.0
Development	5.6	4.4	10.0
Expansion - Project Horizon	0.3	—	0.3
Subtotal	30.0	13.3	43.3
Mohegan Sun at Pocono Downs:
Maintenance	3.8	0.2	4.0
Expansion (1)	(0.3)	—	(0.3)
Subtotal	3.5	0.2	3.7
Corporate:
Expansion - Project Sunlight	0.6	5.2	5.8
Subtotal	0.6	5.2	5.8
Total	$34.1	$18.7	$52.8
__________

(1)	Represents adjustments to the cost for Project Sunrise and table game and poker operations expansions.
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs through a combination of existing cash, cash flows provided by operating activities and draws under our bank credit facility. Project Sunlight will be funded through a fully-funded $45 million non-recourse term loan obtained by Downs Lodging, LLC, our wholly-owned unrestricted subsidiary, and a $5 million equity contribution by us.

Interest Expense
The following table presents our interest expense (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Bank credit facility	$5,664	$5,659	$16,011	$17,739
Term loan facility, including accretion of discount	5,340	—	6,874	—
2009 11 1/2% second lien senior secured notes, includes accretion of bond discount	6	5,917	10,221	17,738
2012 11 1/2% second lien senior secured notes, includes accretion of bond discount	5,927	—	7,572	—
2012 10 1/2% third lien senior secured notes	10,967	—	14,013	—
2005 6 1/8% senior unsecured notes	242	3,828	6,902	11,484
2001 8 3/8% senior subordinated notes	—	42	—	126
2002 8% senior subordinated notes	—	5,000	8,980	15,000
2004 7 1/8% senior subordinated notes	377	4,008	7,384	12,024
2005 6 7/8% senior subordinated notes	166	2,578	4,652	7,734
2012 11 % senior subordinated notes	9,465	—	12,094	—
Line of credit	—	68	95	211
WNBA promissory note	—	—	—	6
Salishan-Mohegan bank credit facility	—	164	250	453
2009 Mohegan Tribe promissory note (Salishan-Mohegan)	281	374	997	1,122
2012 Mohegan Tribe Minor's Trust promissory note (Salishan-Mohegan)	497	—	508	—
Mohegan Tribe credit facility (Salishan-Mohegan)	54	15	147	18
Capital leases	178	55	278	168
Amortization of net deferred gain on settlement of derivative instruments	(23)	(117)	(231)	(351)
Amortization of debt issuance costs	2,440	1,787	6,300	5,365
	—	—	—	—
Total interest expense	$41,581	$29,378	$103,047	$88,837
Contractual Obligations
The following table presents estimated future payment obligations related to our debt and the timing of those payments as of June 30, 2012 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,662,996	$27,237	$437,298	$654,271	$544,190
Capital leases	8,862	2,376	3,940	1,665	881
Interest payments on long-term debt and capital leases	743,327	169,909	301,251	203,857	68,310
Total	$2,415,185	$199,522	$742,489	$859,793	$613,381
 ________________________

(1)	Represents payment obligations from July 1, 2012 to June 30, 2013.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements and distributions to the Tribe for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for further details regarding risks relating to our sufficiency of resources. Any future investments in Mohegan Sun and Mohegan Sun at Pocono Downs are anticipated to be funded through a combination of existing cash balances, future operating cash flows and draws under our Bank Credit Facility. Project Sunlight will be funded through a fully-funded $45 million non-recourse term loan obtained by Downs Lodging, LLC and a $5 million equity contribution by us. Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, and after taking into account restrictive financial covenant requirements, we had approximately

$72.7 million of borrowing capacity under the Bank Credit Facility and Line of Credit as of June 30, 2012. Distributions to the Tribe are anticipated to total approximately $53.0 million for fiscal 2012.
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
New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or the FASB, issued revised guidance pertaining to the accounting standard for indefinite-lived intangible assets. The revised guidance allows an entity the option to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before performing the two-step indefinite-lived intangible asset impairment test. The revised guidance is effective for interim and annual periods beginning after September 15, 2012; however, early adoption is permitted. We do not expect its adoption to impact our financial position, results of operations or cash flows.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility and term loan facility, which both accrue interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the respective facility. As of June 30, 2012, $398.0 million and $225.0 million was outstanding under the bank credit facility and term loan facility, respectively.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information as of June 30, 2012 about our current financial instruments or debt obligations that are sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt instruments are based on quoted market prices or prices of similar instruments as of June 30, 2012.

	Expected Maturity Date						Total	Fair Value
	2012	2013	2014	2015	2016	Thereafter
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$874	$27,749	$28,845	$17,085	$10,824	$963,481	$1,048,858	$876,089
Average interest rate	8.8%	7.9%	7.7%	8.0%	9.5%	10.9%	10.6%
Variable rate	$1,000	$4,000	$4,000	$389,000	$225,000	$—	$623,000	$601,673
Average interest rate (1)	5.5%	5.5%	5.5%	5.5%	9.0%	—	6.8%
___________

(1)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $6.2 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	August 13, 2012	By:	/S/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman and Member, Management Board

Date:	August 13, 2012	By:	/S/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	August 13, 2012	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

4.2
Supplemental Indenture No. 8, dated as of March 5, 2012, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 8% Senior Subordinated Notes Due 2012 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.11 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the SEC on May 14, 2012 (the “March 2012 Form 10-Q”) and incorporated by reference herein).]

4.3
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

4.4
Supplemental Indenture No. 1, dated as of January 25, 2005, between the Mohegan Tribal Gaming Authority, the Subsidiary Guarantors (as defined under the Indenture), and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.25 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 Form 10-Q”) and incorporated by reference herein).

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

4.70
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

4.9
Supplemental Indenture No. 6, dated as of March 5, 2012, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the SEC on May 14, 2012 (the “March 2012 Form 10-Q”) and incorporated by reference herein).

4.10	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 Form 10-Q and incorporated by reference herein).

4.11
Indenture, dated as of February 8, 2005, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the December 2004 Form 10-Q and incorporated by reference herein).

4.12
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

4.15
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

4.16
Supplemental Indenture No. 5, dated as of March 5, 2012, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.26 to the March 2012 Form 10-Q and incorporated by reference herein).

4.17	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 Form 10-Q and incorporated by reference herein).

4.18
Indenture, dated as of February 8, 2005, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and Wachovia Bank, National Association, as Trustee, relating to the 6 1/8% Senior Notes Due 2013 (filed as Exhibit 4.31 to the December 2004 Form 10-Q and incorporated by reference herein).

4.19
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

4.21
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

4.22
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

4.23
Supplemental Indenture No. 5, dated as of March 5, 2012, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.33 to the March 2012 Form 10-Q and incorporated by reference herein).

4.24	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 Form 10-Q and incorporated by reference herein).

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

4.26
Supplemental Indenture No.1, dated as of March 5, 2012, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 2009 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.36 to the March 2012 Form 10-Q and incorporated by reference herein).

4.27	Form of Global 2009 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.44 to the 2009 Form 10-K and incorporated by reference herein).

4.28
Indenture, dated as of March 6, 2012, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 2012 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.38 to the March 2012 Form 10-Q and incorporated by reference herein).

4.29	Form of Global 2012 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.39 to the March 2012 Form 10-Q and incorporated by reference herein).

4.30
Indenture, dated as of March 6, 2012, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 10 1/2% Third Lien Senior Secured Notes Due 2016 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.40 to the March 2012 Form 10-Q and incorporated by reference herein).

4.31	Form of Global 10 1/2% Third Lien Senior Secured Notes Due 2016 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.41 to the March 2012 Form 10-Q and incorporated by reference herein).

4.32
Indenture, dated as of March 6, 2012, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 11% Senior Subordinated Notes Due 2018 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.42 to the March 2012 Form 10-Q and incorporated by reference herein).

4.33	Form of Global 11% Senior Subordinated Notes Due 2018 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.43 to the March 2012 Form 10-Q and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS*	XBRL Instance Document (filed herewith).

101.SCH*	XBRL Taxonomy Extension Schema (filed herewith).

101.CAL*	XBRL Taxonomy Calculation Linkbase (filed herewith).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB*	XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
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