Form 10-K
period 2012-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2012-12-21
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________
FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
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
In addition to the risk factors described under “Part I. Item 1A. Risk Factors,” the following important factors, among others, could affect our future financial condition or results of operations, causing actual results to differ materially from those expressed in the forward-looking statements:

•	the financial performance of Mohegan Sun and Mohegan Sun at Pocono Downs and the Pennsylvania off-track wagering facilities;

•	the local, regional, national or global economic climate, including the lingering effects of the economic recession, which has affected our revenues and earnings;

•	increased competition, including the expansion of gaming in New England, New York, New Jersey or Pennsylvania;

•	our leverage and ability to meet our debt service obligations and maintain compliance with financial debt covenants;

•	the continued availability of financing;

•	our dependence on existing management;

•	our ability to integrate new amenities from expansions to our facilities into our current operations and manage the expanded facilities;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations, including the limitation, denial or suspension of licenses required under gaming laws and regulations;

•	changes in applicable laws pertaining to the service of alcohol, smoking or other amenities offered at our facilities;

•	our ability to successfully implement our diversification strategy;

•	an act of terrorism on the United States;

•	our customers' access to inexpensive transportation to our facilities and changes in oil, fuel or other transportation-related expenses; and

•	unfavorable weather conditions.
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
Overview
The Tribe and the Authority
The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally-recognized Indian tribe with an approximately 544-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut entered into a compact, the Mohegan Compact, which was approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in southern New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., or Downs Racing, we also own and operate Mohegan Sun at Pocono Downs, a gaming and entertainment facility located in Plains Township, Pennsylvania, and several off-track wagering facilities, or OTW facilities, located elsewhere in Pennsylvania, collectively the Pennsylvania facilities. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.
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
Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:
Casino of the Earth
As of September 30, 2012, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 3,025 slot machines and 165 table games, including blackjack, roulette and craps;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

•
food and beverage amenities, including: Seasons Buffet, a 784-seat multi-station buffet with live cooking stations, Birches Bar & Grill, a Hong Kong-style food outlet offering authentic Southeast Asian cuisine, Bobby Flay's Bobby's Burger Palace, Bow & Arrow Sports Bar and multiple service bars, all operated by us, as well as Ballo Italian Restaurant & Social Club, Frank Pepe Pizzeria Napoletana and Fidelia's Market, an approximately 290-seat multi-station food court, operated by third-parties, for a total seating of approximately 1,800;

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars; and

•	the Wolf Den, an approximately 10,000-square-foot, 400-seat lounge featuring live entertainment seven days a week.

Casino of the Sky
As of September 30, 2012, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,075 slot machines and 100 table games, including blackjack, roulette and craps;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, a 24-hour coffee shop and three lounges and bars, all operated by us, as well as five full-service restaurants, three quick-service restaurants and a multi-station food court operated by third-parties, for a total seating of approximately 2,350;

•	The Shops at Mohegan Sun containing 30 retail shops, six of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Ultra 88 nightclub and Vista Lounge, operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.
Casino of the Wind
As of September 30, 2012, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 715 slot machines, 25 table games, including blackjack, roulette and craps, and a 42-table themed poker room;

•
food and beverage amenities, including: a two-level, 16,000-square-foot Jimmy Buffett's Margaritaville Restaurant and a casual dining restaurant operated by third-parties, and a bar operated by us, for a total seating of approximately 475; and

•	a retail shop operated by a third-party.
Mohegan Sun offers parking for approximately 13,000 patrons and 3,900 employees. In addition, we operate an approximately 3,600-square-foot, 20-pump gasoline and convenience center for patrons, as well as a 10-pump gasoline center for employees, both located adjacent to Mohegan Sun.
Connecticut Sun
Through Mohegan Basketball Club, LLC, or MBC, we own and operate the Connecticut Sun franchise, a professional basketball team in the Women's National Basketball Association. The team plays its home games in the Mohegan Sun Arena.
Mohegan Sun Country Club at Pautipaug
Through Mohegan Golf, LLC, or Mohegan Golf, we own and operate the Mohegan Sun Country Club at Pautipaug, a private 18-hole championship golf course located in Sprague and Franklin, Connecticut.
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
Mohegan Sun at Pocono Downs currently operates in an approximately 400,000-square-foot facility, which includes the following as of September 30, 2012:

•	approximately 82,000 square feet of gaming space;

•	approximately 2,330 slot machines, 66 table games, including blackjack, roulette and craps, and an 18-table poker room;

•	live harness racing and simulcast and off-track wagering;

•
food and beverage amenities, including: Ruth's Chris Steakhouse, Rustic Kitchen Bistro and Bar, which features dining and a live cooking show, Bar Louie, a casual bar and restaurant, Timbers Buffet, a 300-seat Mohegan Indian cultural heritage themed multi-station buffet, and a food court, including: Johnny Rockets, Puck Express by Wolfgang Puck and Ben & Jerry's Ice Cream, for a total seating of approximately 1,800;

•	five retail shops, one of which we own, offering products ranging from Mohegan Sun at Pocono Downs logo souvenirs to fine apparel; and

•	three bars/lounges: Sunburst Bar, featured in the center of the gaming floor, Breakers Night Club and Pearl Sushi Bar.
Project Sunlight

In July 2012, Mohegan Sun at Pocono Downs broke ground on Project Sunlight, an estimated $50 million hotel expansion project to be located adjacent to the Mohegan Sun at Pocono Downs casino. This expansion will include a 238-room hotel and an approximately 20,000-square-foot convention center. The hotel will include a combination of standard guest rooms and suites and feature rooms with exclusive views of the race track, as well as a fitness center, an indoor pool and a bistro serving breakfast and light fare. A new porte-cochere also is being added for additional guest convenience. The convention center will be located adjacent to the hotel and will be able to accommodate a number of different sized groups up to 800 for seated banquets. This space also can be converted into a 1,500-seat concert venue. The hotel and convention center are being developed and built by Downs Lodging, LLC, or Downs Lodging, our wholly-owned unrestricted subsidiary. The costs for Project Sunlight are being funded through a combination of a $45 million non-recourse term loan obtained by Downs Lodging and a $5 million investment by us. Project Sunlight is expected to be completed by the end of 2013.
Strategy
Our overall strategy is to profit from gaming in our core markets, as well as to diversify the Tribe’s business interests within the gaming industry. Mohegan Sun primarily receives patronage from guests residing within 100 miles of Mohegan Sun, which represents our primary market. Mohegan Sun also receives patronage from guests residing within a 100 to 200 mile radius, which represents our secondary market. With the completion of Project Sunburst in 2002, we have developed Mohegan Sun into a full-scale entertainment and destination resort. The addition of Casino of the Wind and Sunrise Square further strengthens our presence in the Northeast United States gaming market. In addition, we have taken significant steps in our diversification efforts with the addition of our Mohegan Sun at Pocono Downs operations, including the July 2010 introduction of table game and poker operations and the development of Project Sunlight.
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
Management of Resorts Casino Hotel
In 2012, we formed Mohegan Gaming Advisors, LLC, or Mohegan Gaming Advisors, an unrestricted subsidiary, to pursue gaming opportunities outside the State of Connecticut, including management contracts and consulting agreements for casino and entertainment properties in the United States. Mohegan Gaming Advisors holds 100% membership interests in MGA Holding NJ, LLC and MGA Gaming NJ, LLC, or collectively, the Mohegan New Jersey entities. The Mohegan New Jersey entities were formed to pursue management contracts and consulting agreements in the State of New Jersey. In October 2012, Mohegan Gaming Advisors, through the Mohegan New Jersey entities, entered into a joint venture and management arrangement with the owner of Resorts Casino Hotel in Atlantic City, New Jersey, pursuant to which it is managing the facility.
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
In December 2010, the Assistant Secretary—Indian Affairs of the Department of the Interior made a final agency determination to acquire the 152-acre Cowlitz Project site into trust for the benefit of the Cowlitz Tribe pursuant to the Indian Reorganization Act. The Assistant Secretary also determined that the acquired lands will serve as the initial reservation of the Cowlitz Tribe and that the tribe may conduct gaming on such lands under IGRA. Transfer of the property to the United States remains subject to final action by the Department of the Interior, including resolution of two lawsuits challenging the federal government's actions. In January 2011, Clark County, Washington, the City of Vancouver, Washington, and certain other plaintiffs filed suit against the Department of the Interior, the Bureau of Indian Affairs, or the BIA, the NIGC and various government officials, and in February 2011, the Confederated Tribes of the Grand Ronde of Oregon filed suit against the Department of the Interior, the BIA and their officials. Both lawsuits are currently pending before the U.S. District Court for the District of Columbia. Pursuant to the Department of the Interior practice, the United States is not expected to take the Cowlitz Project site into trust while these lawsuits are pending. Class III gaming on the property remains subject to the negotiation and federal approval of a gaming compact between the Cowlitz Tribe and the State of Washington, which is a party to gaming compacts with twenty eight other federally-recognized Indian tribes in that state. We can provide no assurance that these conditions will be satisfied or that we will be able to obtain the necessary financing for the development of the proposed casino.
Other Projects
In March 2008, we formed Mohegan Gaming & Hospitality, LLC, or MG&H, with the Tribe to evaluate and pursue business opportunities. Our wholly-owned subsidiary, MTGA Gaming, LLC, or MTGA Gaming, and the Tribe hold 49% and 51% membership interests in MG&H, respectively. MG&H subsequently formed a wholly-owned subsidiary, Mohegan Resorts, LLC, or Mohegan Resorts. Certain of our and the Tribe's diversification efforts are conducted, either directly or indirectly, through MG&H and Mohegan Resorts. Mohegan Resorts holds a 100% membership interest in Mohegan Resorts Mass, LLC, or Mohegan Resorts Mass, which was formed to pursue potential gaming opportunities in the Commonwealth of Massachusetts. Mohegan Resorts Mass has entered into a lease agreement for a 152-acre site located in Palmer, Massachusetts, which would serve as a potential site for gaming development.
In March 2007, we formed Mohegan Ventures Wisconsin, LLC, or MVW, one of two original members in Wisconsin Tribal Gaming, LLC, or WTG, which was formed to participate in the Menominee Project, a proposed casino to be owned by the Menominee Tribe and to be located in Kenosha, Wisconsin. MVW now holds 100% membership interest in WTG. In connection with the Menominee Project, we entered into a management agreement with the Menominee Tribe and the Menominee Kenosha Gaming Authority, or the MKGA, and WTG purchased the development rights for the Menominee Project under a development agreement with the Menominee Tribe and the MKGA. In September 2010, WTG entered into a release and reimbursement agreement pursuant to which WTG: (1) relinquished its development rights and was relieved of its development obligations for the Menominee Project; (2) retained its rights to reimbursement of a portion of certain receivables related to reimbursable costs and expenses advanced by WTG on behalf of the Menominee Tribe for the Menominee Project, subject to certain conditions; and (3) assigned the option to purchase the proposed Menominee Project site in Kenosha to MKGA. Due to the uncertainty in the development of the Menominee Project, as of September 30, 2008, we had fully reserved for these receivables and had written-off the related development rights intangible asset. In February 2012, the MKGA terminated its efforts to seek NIGC approval of the management agreement. As of September 30, 2012, the WTG receivables remain fully reserved.
We can provide no assurance that we will continue to pursue any of these projects or that any of them will be consummated.

Market and Competition from Other Gaming Operations
Our gaming operation at Mohegan Sun is one of only two current gaming operations in southern New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in the State of Connecticut, Foxwoods Resort Casino, or Foxwoods. Foxwoods is owned by the Mashantucket Pequot Tribe, or the MPT, and located approximately 10 miles from Mohegan Sun. We face competition from racino and video lottery terminal facilities, or VLT facilities, in the states of New York and Rhode Island and from casinos in Atlantic City, New Jersey and, to a lesser extent, several casinos and gaming facilities located on Indian tribal lands in the State of New York. In addition, we face competition in and from the Northeastern Pennsylvania gaming market, both in the immediate market for Mohegan Sun at Pocono Downs, and for Mohegan Sun, in marketing and attracting patrons from the New York City metropolitan region.
We also face potential competition from the current or future expansion of state-licensed gaming in New England and the Northeastern United States and prospective gaming projects under consideration by other Indian tribes, including federally-recognized tribes in Massachusetts and New York. With the addition of table gaming to existing slot machine facilities in the Commonwealth of Pennsylvania and VLT facilities in the State of Delaware in 2010, commercial casino gaming has expanded in the Northeastern United States and is poised to expand further with the approval of traditional table game operations at Twin River Casino in Lincoln, Rhode Island, and the authorization of up to three commercial casinos and one slot machine facility in the Commonwealth of Massachusetts. Federal recognition of the Mashpee Wampanoag Tribe, located in Massachusetts, and the Shinnecock Indian Nation of New York also increase the possibility of new tribal gaming in the Northeastern United States in the future. Other federally-recognized Indian tribes continue to pursue full-scale commercial casino gaming in the Catskills region of New York and elsewhere in the Northeastern United States. Under federal law, subsequent to obtaining federal recognition, Indian tribes are subject to certain governmental and regulatory approvals before commencing full-scale gaming operations, including, but not limited to: (1) negotiation and federal approval of a gaming compact with the affected state, (2) acceptance of land into trust by the United States Department of the Interior, and (3) federal approval of a tribal gaming ordinance. Indian tribes also may need to negotiate a management agreement and obtain financing to construct a facility. As further discussed below, groups seeking federal recognition as Indian tribes, as well as federally-recognized Indian tribes, continue efforts to establish or expand reservation lands with an interest in commercial casino gaming on such lands.
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
In 2009, the MPT reportedly defaulted on certain of its debt obligations and entered into a forbearance agreement with its lenders under its bank credit facility and, in 2010, the MPT reportedly failed to repay its bank credit facility at maturity and announced the suspension of per capita gaming revenue distribution payments to its tribal members. In August 2012, the MPT announced the planned restructuring of approximately $2.2 billion of its debt obligations. It is uncertain whether any of these actions related to the MPT's debt structure will affect the Northeastern United States gaming market or will have an impact on our operations.

Effective July 1, 2012, the threshold before which contribution payments to the State of Connecticut from free promotional slot plays are required was increased from 5.5% of gross revenues from slot machines to 11% for both the Tribe and the MPT.
Rhode Island
The state's two pari-mutuel facilities, Twin River Casino in Lincoln and Newport Grand in Newport, reportedly offer approximately 5,700 VLTs, including electronic table game positions. In November 2012, voters state-wide and in the host community of Lincoln approved the addition of traditional table game operations at Twin River Casino, while a similar measure for Newport Grand was rejected. According to reports, Twin River Casino has commenced renovations to add 65 gaming tables by July 1, 2013.
Massachusetts
In November 2011, the governor of Massachusetts signed into law comprehensive gaming legislation which authorizes up to three casino resort licenses and one facility limited to 1,250 slot machines in Massachusetts to be licensed by the new gaming commission, which held its first meeting in April 2012. Each of the three casino resort licenses is restricted to one of three geographic regions of the state, including Western Massachusetts, where an affiliate owned by us and the Tribe has leased property which would serve as a potential site for gaming development.
New York
Racinos in Yonkers, Queens, Batavia, Hamburg, Nichols, Vernon, Monticello, Saratoga Springs and Farmington, New York, reportedly operate approximately 17,000 VLTs, including electronic table game positions. Approximately 10,000 of these VLTs are operated at the two racinos located in or close to New York City - Empire City Casino at Yonkers Raceway in Yonkers, or Empire City, and Resorts World New York in Queens, or Resorts World.
Given Empire City's and Resorts World's location in or near New York City, each has a distinct advantage over Mohegan Sun in competing for day-trip and other potential patrons from the New York metropolitan region.

In March 2012, the New York state legislature and governor approved the first step towards amending the state constitution to authorize traditional table game operations at up to seven full-scale casinos in the state. If approved by the next legislature, which convenes in January 2013, the constitutional amendment would have to be approved by a majority of voters in a state-wide ballot.
There are eight federally-recognized Indian tribes in the State of New York, and it has been reported that one of them, the Shinnecock Indian Nation of New York, is considering various sites on or near Long Island for a potential reservation and casino. Only three of the federally-recognized Indian tribes in the state, the Oneida Nation of New York, or the Oneida Nation, the Seneca Nation of New York, or the Seneca Nation, and the St. Regis Band of Mohawk Indians of New York, or the St. Regis Mohawk Tribe, currently engage in commercial casino gaming. However, several New York Indian tribes and at least two Indian tribes based in the State of Wisconsin have been pursuing potential gaming projects in the State of New York which, if completed, would add significant gaming space, as well as hotel capacity to the Northeastern United States gaming market.
In 2001, the state legislature approved legislation to permit as many as six new gaming operations by Indian tribes in addition to those then operated by the Oneida Nation and the St. Regis Mohawk Tribe. Under this legislation, three additional gaming operations are owned and operated by the Seneca Nation, while the remaining three may be located in either Ulster County or Sullivan County in the Catskills region of the state but have not received federal or final state approval to date. This legislation approved the use of traditional slot machines, rather than VLTs, where the possession and use of traditional slot machines are authorized pursuant to a tribal-state compact. The governor had reached tentative land claim settlements with various Indian tribes and supported legislation for as many as five tribal commercial casinos to be located in the Catskills region since that law was first adopted in 2001. However, a 2005 United States Supreme Court decision regarding tribal jurisdiction over Indian tribal lands not held in trust by the United States and subsequent federal court decisions led to the withdrawal of these land claim settlement agreements. Several federally-recognized Indian tribes, including the Seneca Nation, the St. Regis Mohawk Tribe and the Stockbridge-Munsee Tribe of Wisconsin, have continued to pursue tribal commercial casinos in the Catskills region.
In June 2011, the Assistant Secretary-Indian Affairs of the Department of the Interior withdrew earlier BIA policy guidance issued in January 2008 relating to trust land acquisitions for so-called off-reservation gaming projects. The January 2008 policy guidance had led to the rejection of certain trust land applications in the Catskills region. According to published reports, several tribes are now reconsidering or renewing efforts to develop gaming facilities in the Catskills region.
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

The Oneida Nation, the Seneca Nation and the St. Regis Mohawk Tribe reportedly have one or more ongoing disputes with the State of New York regarding property taxes, cigarette taxes or gaming revenue sharing payments. In 2010, the Seneca Nation and the St. Regis Mohawk Tribe ceased making certain gaming revenue sharing payments to the state. According to reports, the Seneca Nation, which has reportedly withheld more than $460 million in payments, agreed to binding arbitration to resolve its gaming payment dispute with the state in November 2011 and, in September 2012, an arbitration panel was named to decide the matter. These disputes or their ultimate resolutions may increase the likelihood of new tribal or commercial gaming operations in the Catskills region and may impact competition in the Northeastern United States gaming market.
New Jersey
The Atlantic City gaming market currently consists of 12 gaming properties following the April 2012 opening of Revel Casino. These 12 properties reportedly offer approximately 27,000 slot machines and 1,650 table games. The State of New Jersey and the Atlantic City gaming market, in particular, continue to implement legislative reforms adopted in 2011 and public-private initiatives to revitalize gaming in the state and respond to competition from expanded gaming in nearby states. The State of New Jersey also has passed legislation related to sports wagering and is involved in litigation challenging the federal law which restricts legalized sports wagering to certain states.
Maine
Full-scale casinos are now operating in the State of Maine at two locations in Bangor and Oxford as a result of two successful referenda in 2010 and 2011. Hollywood Casino Bangor reportedly added 14 table games in March 2012 to its racino, which also offers approximately 1,000 slot machines and a six-story hotel. In June 2012, Oxford Casino opened its first phase with approximately 500 slot machines and 12 table games and, in September 2012, announced an expansion that will reportedly add hundreds of slot machines and 10 table games.
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
Mohegan Sun at Pocono Downs
The following is a summary of competition affecting Mohegan Sun at Pocono Downs:
In 2004, the Commonwealth of Pennsylvania passed the Pennsylvania Race Horse Development and Gaming Act, or the Pennsylvania Gaming Act, which permitted the operation of up to 61,000 slot machines at 14 locations throughout the state, 11 of which have commenced operations. In addition, the Pennsylvania Gaming Act authorized the operation of up to 500 slot machines at two resort facilities, one of which has commenced operations following the March 2012 opening of Valley Forge Casino Resort in Valley Forge. The Pennsylvania Gaming Act also includes prohibitions against locating facilities within close proximity to other operations, which, among other things, effectively prohibits locating a slot machine facility within twenty miles of Mohegan Sun at Pocono Downs or a smaller resort slot machine facility within fifteen miles of Mohegan Sun at Pocono Downs. In 2010, the Pennsylvania Gaming Act was amended to allow slot machine operators in the Commonwealth of Pennsylvania to operate certain table games, including poker. The amendment also authorized a resort facility to be awarded in 2017, which is prohibited from being located within thirty miles of Mohegan Sun at Pocono Downs. In addition, the amendment increased the number of slot machines at such smaller resort facilities from 500 to 600 and restricted the number of table games at such facilities to 50. All operating slot machine facilities in the state have added table game operations.
Mohegan Sun at Pocono Downs faces competition from several facilities in the Commonwealth of Pennsylvania, as well as neighboring states. However, its most immediate competitors are Mount Airy Casino Resort, or Mount Airy, and Sands Casino

Resort Bethlehem, or Sands Bethlehem, both of which are located in Northeastern Pennsylvania:

•
Mount Airy-Mount Airy, located at the former Mount Airy Lodge in Mount Pocono, opened in October 2007 and is approximately 40 miles from Mohegan Sun at Pocono Downs. Mount Airy reportedly offers 2,100 slot machines, 70 table games, a 188-room hotel, a spa and a golf course.

•
Sands Bethlehem-Sands Bethlehem, owned by Las Vegas Sands Corporation, opened in May 2009 and is approximately 70 miles from Mohegan Sun at Pocono Downs. Sands Bethlehem reportedly offers 3,000 slot machines and 150 table games.

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

In 2010, the PGCB voted to revoke a license awarded to an affiliate of Foxwoods Development, LLC for a second stand-alone facility in Philadelphia and, in November 2012, the PGCB reportedly received applications from six different developers for that license at various locations in Philadelphia. Additionally, new gaming projects have opened in the past year in Maryland and Ohio and additional expansion is being pursued in those states; however, we do not believe that these developments will have a direct impact on Mohegan Sun at Pocono Downs. The expansion of gaming in nearby states may nevertheless impact the overall Pennsylvania gaming market.
Mohegan Tribe of Indians of Connecticut
General
The Tribe has lived in a cohesive community for hundreds of years in what is today southeastern Connecticut. The Tribe became a federally-recognized Indian tribe in 1994 and currently has approximately 2,000 members, including 1,200 adult voting members. The Tribe historically has cooperated with the United States and is proud of the fact that members of the Tribe have fought on the side of the United States in every war from the Revolutionary War to the wars in Iraq and Afghanistan. The Tribe believes that this philosophy of cooperation exemplifies its approach of developing Mohegan Sun and pursuing diversification of its business interests.
Although the Tribe is a sovereign entity, it has sought to work with, and to gain the support of, local communities. For example, the Tribe settled its claim to extensive tracts of land that had been guaranteed by various treaties in consideration for certain arrangements in the Mohegan Compact. As a result, local residents and businesses whose property values had been clouded by this dispute were able to gain clear title to their property. In addition, the Tribe has been sensitive to the concerns of the local community in developing Mohegan Sun. This philosophy of cooperation has enabled the Tribe to build a solid alliance among local, state and federal officials to achieve its goal of economic development through the success of Mohegan Sun and its other projects.
Governance of the Tribe
The Tribe's Constitution provides for the governance of the Tribe by a Tribal Council, consisting of nine members, and a Council of Elders, consisting of seven members. The registered voters of the Tribe elect all members of the Council of Elders and the Mohegan Tribal Council. Pursuant to an amendment to the Tribe's Constitution in September 2003, the members of both the Council of Elders and the Mohegan Tribal Council are elected on a four-year staggered term basis. The term of three members of the Council of Elders expires in October 2014, while the term of the remaining four members expires in October 2016. The term for five members of the Mohegan Tribal Council expires in October 2013, while the term of the remaining four members expires in October 2015. Members of the Council of Elders must be at least 55 years of age when elected, while members of the Mohegan Tribal Council must be at least 21 years of age when elected. The members of the Mohegan Tribal Council also serve as members and officers on our Management Board.
The Tribe's Constitution vests all legislative and executive powers of the Tribe in the Mohegan Tribal Council, with the exception of enrollment of Tribal members and cultural duties, which are vested in the Council of Elders. The powers of the Mohegan Tribal Council include the power to establish an executive branch departmental structure with agencies and subdivisions and to delegate appropriate powers to such agencies and sub-divisions.
The Tribe may amend provisions of its Constitution that established us and the Gaming Disputes Court, which is described below. Such an amendment requires the approval of two-thirds of the members of the Mohegan Tribal Council and must be ratified by registered voters of the Tribe by a two-thirds majority of all votes cast, with at least a 40% participation of registered voters of the Tribe. In addition, the Tribe's Constitution currently prohibits the Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Tribal lands. An amendment to this provision requires the affirmative vote of 75% of registered voters of the Tribe. Prior to the enactment of any such amendment by the Mohegan Tribal Council, any non-Tribal party would have the opportunity to seek a ruling from the Appellate Branch of the Gaming Disputes Court that the proposed amendment would constitute an impermissible impairment of contract.
The Council of Elders acts in the capacity of an appellate court of final review and may hear appeals of any case or controversy arising under the Tribe's Constitution, except those matters related to Mohegan Sun, which are required to be submitted to the Gaming Disputes Court.
Gaming Disputes Court
Under the Constitution and laws of the Tribe, the Gaming Disputes Court is vested with exclusive jurisdiction over all disputes related to gaming and associated facilities on Tribal lands, including appeals from certain final administrative agency decisions. The Gaming Disputes Court is composed of a Trial Branch and an Appellate Branch. Cases tried in the Trial Branch are heard by a single judge, whose decision can be appealed to the Appellate Branch. Appeals are decided by a panel of three judges, consisting of a Chief Judge and two judges selected in rotation. A judge whose decision is on appeal may not serve on the appellate panel. Decisions of the Appellate Branch are final and no further appeal is available.
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
Judges of the Gaming Disputes Court are chosen by the Mohegan Tribal Council from a publicly available list of eligible retired federal judges and Connecticut Attorney Trial Referees, who are appointed by the Chief Justice of the Connecticut Supreme Court, each of whom must remain licensed to practice law in the State of Connecticut.
Judges are selected sequentially as cases are filed with the clerk of the Gaming Disputes Court. The Chief Judge of the Gaming Disputes Court, who serves as the Gaming Disputes Court's administrative superintendent, is chosen by the Mohegan Tribal Council from the list of eligible judges and serves a five-year term. The remaining judges may serve an unlimited term on the bench. Judges of the Gaming Disputes Court are subject to discipline and removal for cause pursuant to the rules of the Gaming Disputes Court. The Chief Judge is vested with the sole authority to revise the rules of the Gaming Disputes Court. Judges are compensated by the Tribe at an agreed rate of pay commensurate with their duties and responsibilities. Such rate cannot be diminished during a judge's tenure.
Below is a description of certain information regarding judges currently serving on the Gaming Disputes Court:
Paul M. Guernsey, Chief Judge. Age: 62. Judge Guernsey has served on the Gaming Disputes Court since 1996. He was appointed Acting Chief Judge in November 1999 and Chief Judge in January 2000. Judge Guernsey also served as Fact Finder for the New London Judicial District from 1990 to 1992 and as State of Connecticut Attorney Trial Referee, Judicial District of New London, since 1992.
F. Owen Eagan, Judge. Age: 82. Judge Eagan was appointed to the Gaming Disputes Court in 1996. He served as United States Magistrate Judge from 1975 to 1996 and was formerly Assistant United States Attorney for the District of Connecticut and United States Attorney for the District of Connecticut. He also served as an adjunct law faculty member at Western New England College School of Law.
Frank A. Manfredi, Judge. Age: 61. Judge Manfredi was appointed to the Gaming Disputes Court in 2001. He has been a partner at Cotter, Greenfield, Manfredi & Lanes, P.C., since 1983. Judge Manfredi also has served as State of Connecticut Attorney Trial Referee since 1993, State of Connecticut Attorney Fact Finder since 1992 and Town Attorney for the Town of Preston since 1988.
Jeffrey A. McNamara, Judge. Age: 53. Judge McNamara was appointed to the Gaming Disputes Court in 2012. He has served as a Probate Judge for the Niantic Regional Probate Court since 2010 and had been a Probate Judge for the District of East Lyme from 1988 to 2010. Judge McNamara has also served as a State of Connecticut Attorney Trial Referee for the Judicial District of New London since 2011. Judge McNamara has been a member of the Executive Committee for Probate Administration since 2009.

Workers' Compensation Department
Effective September 1, 2004, the Mohegan Tribal Council established a Workers' Compensation Department to oversee a self-administered workers' compensation program for employees of the Tribe and us, but does not include any employees of Mohegan Sun at Pocono Downs. Prior to the formation of this department, we participated in the State of Connecticut workers' compensation program. Duties of the Workers' Compensation Department, including judgment on claims, are performed by two commissioners retained by the Tribe.
Below is a description of certain information regarding the commissioners serving in the Workers' Compensation Department:
Giancarlo Rossi, Chief Commissioner. Age: 63. Mr. Rossi was appointed Chief Commissioner of the Workers' Compensation Department in September 2004. Mr. Rossi is a practicing attorney with over 20 years of workers' compensation experience in the State of Connecticut.
Louis M. Pacelli, Commissioner. Age: 58. Mr. Pacelli was appointed Commissioner of the Workers' Compensation Department in September 2004. Mr. Pacelli is a partner in the law firm of Grillo and Pacelli, LLC and has practiced general law, including workers' compensation matters, for over 20 years in the State of Connecticut.
Mohegan Tribal Gaming Authority
We were established by the Tribe in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board. See “—Mohegan Tribe of Indians of Connecticut” and “Part III. Item 10. Directors, Executive Officers and Corporate Governance.”
We have three major functions. The first function is to direct the operation, management and promotion of gaming enterprises and all related activities on tribal lands. The second function is to regulate gaming activities on tribal lands. Our Management Board has appointed an independent Director of Regulation responsible for the regulation of gaming activities at Mohegan Sun. The Director of Regulation serves at the will of the Management Board and ensures the integrity of gaming operation through the promulgation and enforcement of appropriate regulations. The Director of Regulation and his staff also are responsible for performing background investigations and licensing of non-gaming employees, as well as vendors seeking to provide non-gaming products or services within the casino. Pursuant to the Mohegan Compact, the State of Connecticut is responsible for performing background investigations and licensing of gaming employees, as well as gaming vendors seeking to provide gaming products or services within the casino. The third function is to identify and evaluate various diversification opportunities in conjunction with the Tribe. These opportunities primarily include the development and/or management, ownership or investment in other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions.
Government Regulation
General
Our operations at Mohegan Sun are subject to certain federal, state and tribal laws applicable to both general commercial relationships with Indians and specific to Indian gaming and the management and financing of Indian casinos. Our operations at Mohegan Sun at Pocono Downs also are subject to Pennsylvania laws and regulations applicable to harness racing, simulcasting, slot machine and table gaming. The following description of the regulatory environment in which gaming takes place and in which we operate is only a summary and not a complete recitation of all applicable law. Moreover, since this regulatory environment is susceptible to changes in public policy considerations, it is impossible to predict how particular provisions will be interpreted, from time to time, or whether they will remain intact. Changes in such laws could have a material adverse impact on our operations. See “Risk Factors.”
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
Waiver of Sovereign Immunity; Jurisdiction; Exhaustion of Tribal Remedies
Indian tribes enjoy sovereign immunity from unconsented suit similar to that of the states and the United States. In order to sue an Indian tribe (or an agency or instrumentality of an Indian tribe, such as us), the Tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. Further, in most commercial disputes with Indian tribes, the jurisdiction of the federal courts, which are courts of limited jurisdiction, may be difficult or impossible to obtain. A commercial dispute is unlikely to present a federal question, and some courts have ruled that an Indian tribe as a party is not a citizen of any state for purposes of establishing diversity jurisdiction in the federal courts. State courts also may lack jurisdiction over suits brought by non-Indians against Indian tribes in the State of Connecticut. The remedies available against an Indian tribe also depend, at least in part, upon the rules of comity requiring initial exhaustion of remedies in tribal tribunals and, as to some judicial remedies, the tribe's consent to jurisdictional provisions contained in the disputed agreements. The U.S. Supreme Court has held that, where a tribal court exists, jurisdiction in that forum first must be exhausted before any dispute can be heard properly by federal courts which otherwise would have jurisdiction. Where a dispute as to the jurisdiction of the tribal forum exists, the tribal court first must rule as to the limits of its own jurisdiction.
In connection with some of our contractual arrangements, including substantially all of our outstanding indebtedness, we, the Tribe, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW and to the extent applicable, Mohegan Commercial Ventures-PA, LLC, Downs Racing, Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P., or collectively the Pocono Downs subsidiaries, WTG, MTGA Gaming and certain of our subsidiaries and entities have agreed to waive our and their respective sovereign immunity from unconsented suit to permit any court of competent jurisdiction to: (1) enforce and interpret the terms of our applicable outstanding indebtedness, and award and enforce the award of damages owing as a consequence of a breach thereof, whether such award is the product of litigation, administrative proceedings, or arbitration; (2) determine whether any consent or approval of the Tribe or us has been granted improperly or withheld unreasonably; (3) enforce any judgment prohibiting the Tribe or us from taking any action, or mandating or obligating the Tribe or us to take any action, including a judgment compelling the Tribe or us to submit to binding arbitration; and (4) adjudicate any claim under the Indian Civil Rights Act of 1968, 25 U.S.C. § 1302 (or any successor statute).
The Indian Gaming Regulatory Act of 1988
Regulatory Authority
The operation of casinos and gaming on Indian lands is subject to IGRA, which is administered by the NIGC, an independent agency within the United States Department of the Interior, which exercises primary federal regulatory responsibility over Indian gaming. The NIGC has exclusive federal authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III Gaming (as described below), approve management agreements for gaming facilities, conduct investigations and generally monitor tribal gaming. Certain responsibilities under IGRA (such as the approval of gaming compacts, gaming revenue allocation plans for tribal members and the review of applications to take land into trust for gaming) are retained by the BIA. The BIA also has responsibility to review and approve certain agreements and land leases relating to Indian lands. The U.S. Department of Justice also retains responsibility for federal criminal law enforcement on the Mohegan reservation.
The NIGC is empowered to inspect and audit all Indian gaming facilities, to conduct background checks on all persons associated with Class II Gaming and management contractors involved in Class III Gaming, to hold hearings, issue subpoenas, take depositions, adopt regulations and assess fees and impose civil penalties for violations of IGRA. IGRA also prohibits illegal gaming on Indian lands and theft from Indian gaming facilities. The NIGC has adopted rules implementing specific provisions of IGRA, which govern, among other things, the submission and approval of tribal gaming ordinances or resolutions and require an Indian tribe to have the sole proprietary interest in and responsibility for the conduct of any gaming. Tribes are required to issue gaming licenses only under articulated standards, to conduct or commission financial audits of their gaming enterprises, to perform or commission background investigations for primary management officials and key employees and to maintain their facilities in a manner that adequately protects the environment and the public health and safety. These rules also set out review and reporting procedures for tribal licensing of gaming operation employees and tribal gaming facilities.
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
Classes of Gaming
IGRA classifies games that may be conducted on Indian lands into three categories. Class I Gaming includes social games solely for prizes of minimal value or traditional forms of Indian gaming engaged in by individuals as part of, or in connection with, tribal ceremonies or celebrations. Class II Gaming includes bingo, pull-tabs, lotto, punch boards, tip jars, certain non-banked card games (if such games are played legally elsewhere in the state), instant bingo and other games similar to bingo, if those games are played at the same location where bingo is played. Class III Gaming includes all other forms of gaming, such as slot machines, video casino games (e.g., video blackjack and video poker), so-called banked table games (e.g., blackjack, craps and roulette) and other commercial gaming (e.g., sports betting and pari-mutuel wagering).
Class I Gaming on Indian lands is within the exclusive jurisdiction of the Indian tribe and is not subject to IGRA. Class II Gaming is permitted on Indian lands if: (1) the state in which the Indian lands lie permits such gaming for any purpose by any person, organization or entity; (2) the gaming is not otherwise specifically prohibited on Indian lands by federal law; (3) the gaming is conducted in accordance with a tribal ordinance or resolution which has been approved by the NIGC; (4) an Indian tribe has sole proprietary interest and responsibility for the conduct of gaming; (5) the primary management officials and key employees are tribally licensed; and (6) several other requirements are met. Class III Gaming is permitted on Indian lands if the conditions applicable to Class II Gaming are met, and in addition, the gaming is conducted in conformance with the terms of a tribal-state compact (a written agreement between the tribal government and the government of the state within whose boundaries the tribe's lands lie).

With the growth of the Internet and other modern advances, computers and other technology aids are increasingly used to conduct specific kinds of gaming, such as poker or wagering on horse racing. Congress has adopted and continues to consider legislation to limit or otherwise regulate on-line gaming by U.S. residents. Individual states also are considering legislation to license and regulate Internet gaming on an intrastate basis under safe harbor provisions of the Unlawful Internet Gambling Enforcement Act of 2006, or the UIGEA, adopted in October 2006. To date, Congress has considered but not passed amendments to the UIGEA or new legislation to establish a licensing, taxing and enforcement framework for Internet gaming. The U.S. Department of Justice has brought indictments against various operators and payment processors involved in offshore on-line gaming transactions with persons located in the United States and also authored an opinion clarifying the department’s view of permissible on-line activities by state lotteries under federal law.
Tribal-State Compacts
IGRA requires states to negotiate in good faith with Indian tribes that seek to enter into tribal-state compacts for the conduct of Class III Gaming. Such tribal-state compacts may include provisions for the allocation of criminal and civil jurisdiction between the state and the Indian tribe necessary for the enforcement of laws and regulations, taxation by the Indian tribe of gaming activities in amounts comparable to those amounts assessed by the state for comparable activities, remedies for breach of compacts, standards for the operation of gaming and maintenance of gaming facilities, including licensing and any other subjects that are directly related to the operation of gaming activities. While the terms of tribal-state compacts vary from state to state, compacts within a state tend to be substantially similar. Tribal-state compacts usually specify the types of permitted games, establish technical standards for gaming, set maximum and minimum machine payout percentages, entitle the state to inspect casinos, require background investigations and licensing of casino employees and may require the tribe to pay a portion of the state's expenses for establishing and maintaining regulatory agencies. Some tribal-state compacts are for set terms, while others are for an indefinite duration.
IGRA provides that if an Indian tribe and state fail to successfully negotiate a tribal-state compact, the United States Department of the Interior may approve gaming procedures pursuant to which Class III Gaming may be conducted on Indian lands. Gaming compacts or approved gaming procedures take effect upon notice of approval by the Secretary of the Interior published in the Federal Register. The Mohegan Compact, approved by the United States Secretary of the Interior in 1994, does not have a specific term and will remain in effect until terminated by written agreement between both parties, or the provisions are modified as a result of a change in applicable law. Our gaming operations are subject to the requirements and restrictions contained in the Mohegan Compact, which authorizes the Tribe to conduct most forms of Class III Gaming.
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
There has been litigation in a number of states challenging the authority of state governors, under state law, to enter into tribal-state compacts without legislative approval. Federal courts have upheld such authority in the states of Louisiana and Mississippi. The highest state courts of Arizona, Kansas, Michigan, New Mexico, New York and Rhode Island have held that governors in those states did not have authority to enter into such compacts without the consent or authorization of the legislatures of those states. In the New Mexico and Kansas cases, the courts held that the authority to enter into such compacts is a legislative function under their respective state constitutions. The court in the New Mexico case also held that state law does not permit casino-style gaming.
In the State of Connecticut, there has been no litigation challenging the governor's authority to enter into tribal-state compacts. If such a suit was filed, however, the Tribe does not believe that the precedent in the New Mexico or Kansas cases would apply. At the time of execution of the Mohegan Compact, the Connecticut Attorney General issued a formal opinion, which states that, “existing state statutes provide the Governor with the authority to negotiate and execute the Mohegan Compact.” Thus, the Attorney General declined to follow the Kansas case. In addition, in a case brought by the MPT, the United States Court of Appeals for the Second Circuit has held that Connecticut law authorizes casino gaming. After execution of the Mohegan Compact, the Connecticut General Assembly passed a law requiring that future gaming compacts be approved by the legislature, but that law does not apply to previously executed compacts such as the Mohegan Compact.
Possible Changes in Federal Law
Bills have been introduced in Congress from time to time seeking to amend IGRA. While there have been a number of technical amendments to the law, to date, there have been no material changes to IGRA. Any amendment to IGRA could change the regulatory environment and requirements within which the Tribe could conduct gaming.
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
As in most states, the regulations and oversight applicable to our operations in the Commonwealth of Pennsylvania are intended primarily to safeguard the legitimacy of the sport and its freedom from inappropriate or criminal influences. The Harness Racing Commission has broad authority to regulate in the best interests of racing and may disapprove the involvement of certain personnel in our operations, deny approval of certain acquisitions following their consummation or withhold permission for a proposed OTW site for a variety of reasons, including community opposition. The Pennsylvania legislature also has reserved the right to revoke the power of the Harness Racing Commission to approve additional OTWs and could, at any time, terminate pari-mutuel wagering as a form of legalized gaming in the Commonwealth of Pennsylvania or subject such wagering to additional restrictive regulation or taxation.
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

As in most states, the regulations and oversight applicable to our operations in the Commonwealth of Pennsylvania are intended primarily to safeguard the legitimacy of gaming and its freedom from inappropriate or criminal influences. The PGCB has broad authority to regulate in the best interests of gaming and may disapprove the involvement of certain personnel in our operations, reject certain transactions following their consummation, require divestiture by unsuitable persons or withhold permission on applicable gaming matters for a variety of reasons.
Material Agreements
The following summarizes the terms of our material agreements. This summary does not restate in entirety the terms of each agreement. We urge you to read each agreement because they, and not this summary, define our rights and obligations and, in some cases, those of the Tribe. Material agreements are included by reference to previous filings in the schedule of exhibits to this Annual Report on Form 10-K.
Gaming Compact with the State of Connecticut
In April 1994, the Tribe and the State of Connecticut entered into the Mohegan Compact, which authorizes and regulates the Tribe's conduct of gaming on the Tribe's land in the State of Connecticut, and the U.S. Secretary of the Interior approved the Mohegan Compact by notice published in the Federal Register on December 16, 1994. The Mohegan Compact has a perpetual term and is substantively similar to the procedures that govern gaming operations of the MPT in the State of Connecticut and provide, among other things, as follows:
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
(2) The Tribe must establish standards of operations and management of all gaming operations in order to protect the public interest, ensure the fair and honest operation of gaming activities and maintain the integrity of all Class III Gaming activities conducted on the Tribe's land. The first of these standards was set forth in the Mohegan Compact and approved by the State of Connecticut gaming agency. State of Connecticut gaming agency approval is required for any revision to such standards affecting gaming. The Tribe must supervise the implementation of these standards by regulation through a Tribal gaming agency.
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
In May 1994, the Tribe and the State of Connecticut entered into the MOU, which sets forth certain matters regarding the implementation of the Mohegan Compact. The MOU stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut. This payment is known as the Slot Win Contribution. For each 12-month period commencing July 1, 1995, the Slot Win Contribution shall be the lesser of: (1) 30% of gross revenues from slot machines, or (2) the greater of (a) 25% of gross revenues from slot machines or (b) $80.0 million. The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino games within the

State of Connecticut except those operations consented to by the Tribe and the MPT.
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
In the event of any bankruptcy, liquidation, reorganization or similar proceeding, the relinquishment agreement provides that senior and junior relinquishment payments then due and owing are subordinated in right of payment to our senior secured obligations, which include our bank credit facilities, senior secured notes and capital lease obligations, and that junior relinquishment payments then due and owing are further subordinated in right of payment to all of our other senior obligations, including our senior unsecured notes. The relinquishment agreement also provides that all relinquishment payments are subordinated in right of payment to minimum priority distribution payments, which are required monthly payments made by us to the Tribe under a priority distribution agreement, to the extent then due.
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
Land Lease Agreement
The land upon which Mohegan Sun is located is held in trust for the Tribe by the United States. We entered into a land lease agreement with the Tribe to lease the property and improvements and related facilities constructed or installed on the property. In March 2007, the agreement was amended to update the legal description of the property, and, in April 2007, the amended agreement was approved by the Secretary of the Interior. The following summarizes the key provisions of the land lease agreement.
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
Permitted Mortgages and Rights of Permitted Mortgagees
We may not mortgage, pledge or otherwise encumber our leasehold estate in the property except to a holder of a permitted mortgage. Under the terms of the agreement, permitted mortgages include the leasehold mortgage securing our obligations under our bank credit facilities and senior secured notes, provided that, among other things: (1) the Tribe will have the right to notice of, and to cure, any default by us; (2) the Tribe will have the right to prior notice of an intention by the holder to foreclose on the permitted mortgage and the right to purchase the mortgage in lieu of any foreclosure; and (3) the permitted mortgage is subject and subordinated to any and all access and utility easements granted by the Tribe under the agreement. Under the terms of the agreement, each holder of a permitted mortgage has the right to notice of any default by us under the agreement and the opportunity to cure such default within the applicable cure period.
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

Menominee Project
In October 2004, we entered into a management agreement with the Menominee Tribe and the MKGA, in connection with the Menominee Project. However, in February 2012, the MKGA terminated its efforts to seek NIGC approval of the management agreement.
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

Bank Credit Facilities

First Lien, First Out Credit Facility

On March 6, 2012, we entered into a fourth amended and restated bank credit facility providing for a $400.0 million term loan and a revolving loan with letter of credit and borrowing capacity of up to $75.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent, or the bank credit facility. Principal outstanding on the term loan under the bank credit facility is to be repaid at a rate of $1.0 million per quarter. The bank credit facility matures on March 31, 2015, upon which date all outstanding balances are payable in full. As of September 30, 2012, there were $397.0 million in term loans and no revolving loans outstanding under the bank credit facility. As of September 30, 2012, letters of credit issued under the bank credit facility totaled $2.3 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements, we had approximately $64.9 million of borrowing capacity under the bank credit facility as of September 30, 2012.
Borrowings under the bank credit facility incur interest as follows: (i) for base rate revolving loans, base rate plus an applicable margin based on a leverage-based pricing grid between 2.25% and 3.25%; (ii) for Eurodollar rate revolving loans, the applicable LIBOR rate plus an applicable margin based on a leverage-based pricing grid between 3.50% and 4.50%; (iii) for base rate term loans, base rate plus an applicable margin equal to 3.25%; and (iv) for Eurodollar rate term loans, the applicable LIBOR rate plus 4.50%. For Eurodollar rate term loans, LIBOR is subject to a 1.0% floor. There also is a fee of between 0.25% and 0.50%, based on a leverage-based pricing grid, charged on unused revolving commitments. Interest on Eurodollar rate loans is payable at the end of each applicable interest period for periods of three months or less and for loans of more than three months, each March, June, September or December that occurs after the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. As of September 30, 2012, the $397.0 million in term loans outstanding were based on the Eurodollar rate floor of 1.0% plus an applicable margin of 4.50%. The applicable margin for commitment fees was 0.50% as of September 30, 2012.

Our obligations under the bank credit facility are fully and unconditionally guaranteed, jointly and severally, by the Pocono Downs subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming, collectively, the guarantors. The bank credit facility is collateralized by a first priority lien on substantially all of our property and assets and those of the guarantors (other than MBC), including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land and improvements that comprise Mohegan Sun (we and the guarantors, other than MBC, are collectively referred to herein as the grantors). The grantors also are required to pledge additional assets as collateral for the bank credit facility as they and future guarantor subsidiaries acquire them. The liens and security interests granted by the grantors as security for our obligations under the bank credit facility are senior in priority to the liens on the same collateral securing the term loan facility (as defined below) and the 2009 second lien notes, 2012 second lien notes and 2012 third lien notes (each as defined below and, collectively, the secured notes). The collateral securing the bank credit facility constitutes substantially all of the grantors' property and assets that secure the term loan facility and the secured notes, but excludes certain excluded assets as defined in the bank credit facility.

The bank credit facility contains negative covenants applicable to us and the guarantors, including negative covenants governing incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions, mergers or consolidations and capital expenditures. Additionally, the bank credit facility includes financial maintenance covenants pertaining to total leverage, senior leverage and minimum fixed charge coverage.

First Lien, Second Out Term Loan Facility

On March 6, 2012, we entered into a loan agreement providing for a $225.0 million first lien, second out term loan with Wells Fargo Gaming Capital, LLC serving as Administrative Agent, or the term loan facility. The term loan facility was issued at a price of 98.0% of par, for an initial yield of approximately 9.6% per annum. The term loan facility has no mandatory amortization and is payable in full on March 31, 2016. The net proceeds from the term loan facility were used to refinance our existing indebtedness, permanently reduce commitments under the bank credit facility and pay accrued interest, fees and expenses in connection with our refinancing transactions consummated on March 6, 2012.

Loans under the term loan facility incur interest as follows: (i) for base rate loans, base rate plus 6.50% per annum and (ii) for Eurodollar rate loans, LIBOR plus 7.50% per annum. In all cases, LIBOR is subject to a 1.50% floor. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or every quarter in arrears, if an interest period exceeds three months. Interest on base rate loans is payable quarterly in arrears. As of September 30, 2012, we had a $225.0 million Eurodollar rate loan outstanding, which was based on the Eurodollar rate floor of 1.50% plus an applicable margin of 7.50%. As of September 30, 2012, accrued interest on the term loan facility was $1.2 million.

Our term loan facility is fully and unconditionally guaranteed, jointly and severally, by each of the guarantors. The liens and security interests granted by the grantors as security for our obligations under the term loan facility are senior in priority to the liens on the same collateral securing any of the secured notes. The collateral securing the term loan facility constitutes substantially all of the grantors' property and assets that secure the bank credit facility and the secured notes, but excludes certain excluded assets as defined in the term loan facility.

The term loan facility contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the bank credit facility. The term loan facility also includes a separate first lien leverage ratio covenant.
Senior Secured Notes
2009 11  1/2% Second Lien Senior Secured Notes
In October 2009, we issued $200.0 million second lien senior secured notes with fixed interest payable at a rate of 11.50% per annum, or the 2009 second lien notes. The 2009 second lien notes were issued at a price of 96.234% of par, to yield an effective interest rate of 12.25% per annum. The 2009 second lien notes mature on November 1, 2017. The first call date for the 2009 second lien notes is November 1, 2013. Interest on the 2009 second lien notes is payable semi-annually on May 1st and November 1st.

On March 6, 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2009 second lien notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2009 second lien notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2009 second lien notes tendered and exchanged was $199.8 million. An aggregate principal amount of $200,000 of 2009 second lien notes remains outstanding as of September 30, 2012.

Our 2009 second lien notes are collateralized by a second priority lien on substantially all of the grantors' and future guarantor subsidiaries' properties and assets, and are effectively subordinated to all of our and our existing and future guarantor subsidiaries' first priority lien secured indebtedness, including borrowings under the bank credit facility and term loan facility, to the extent of the value of the collateral securing such indebtedness. The 2009 second lien notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.

The 2009 second lien notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

2012 11 ½% Second Lien Senior Secured Notes

On March 6, 2012, we issued $199.8 million second lien senior secured notes with fixed interest payable at a rate of 11.50% per annum, or the 2012 second lien notes, in exchange for an equal amount of 2009 second lien notes. The 2012 second lien notes mature on November 1, 2017. We may redeem the 2012 second lien notes, in whole or in part, at any time prior to November 1, 2014, at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest. On or after November 1, 2014, we may redeem the 2012 second lien notes, in whole or in part, at a premium decreasing ratably to zero, plus accrued interest. If a change of control of us occurs, we must offer to repurchase the 2012 second lien notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if we undertake certain types of asset sales or suffers events of loss, and we do not use the related sale or insurance proceeds for specified purposes, we may be required to offer to repurchase the 2012 second lien notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 second lien notes is payable semi-annually on May 1st and November 1st, commencing November 1, 2012.

Our 2012 second lien notes and the related guarantees are secured by second lien security interests in substantially all of the grantors property and assets. These liens are junior in priority to the liens on the same collateral securing our bank credit facility and term loan facility (and permitted replacements thereof) and to all other permitted prior liens, including liens securing certain hedging obligations. The collateral securing the 2012 second lien notes constitutes substantially all of the grantors' property and assets that secure the bank credit facility and term loan facility, the 2009 second lien notes and 2012 third lien notes, but excludes certain excluded assets as defined in the 2012 second lien notes indenture. The 2012 second lien notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.

The 2012 second lien notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

2012 10 ½% Third Lien Senior Secured Notes

On March 6, 2012, we issued $417.7 million third lien senior secured notes with fixed interest payable at a rate of 10.50% per annum, or the 2012 third lien notes, in exchange for $234.2 million of 2005 senior unsecured notes and $183.5 million of 2002 senior subordinated notes. The 2012 third lien notes mature on December 15, 2016. We may redeem the 2012 third lien notes, in whole or in part, at any time at a price equal to 100% of the principal amount plus accrued interest. If a change of control of us occurs, we must offer to repurchase the 2012 third lien notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if we undertake certain types of asset sales or suffers events of loss, and we do not use the related sale or insurance proceeds for specified purposes, we may be required to offer to repurchase the 2012 third lien notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 third lien notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2012.

Our 2012 third lien notes and the related guarantees are secured by third lien security interests in substantially all of the grantors' property and assets. These liens are junior in priority to the liens on the same collateral securing our bank credit facility and term loan facility, the 2009 second lien notes and 2012 second lien notes (and permitted replacements of each of the foregoing) and to all other permitted prior liens, including liens securing certain hedging obligations. The collateral securing the 2012 third lien notes constitutes substantially all of the grantors' property and assets that secure the bank credit facility and term loan facility, the 2009 second lien notes and 2012 second lien notes, but excludes certain excluded assets as defined in the 2012 third lien notes indenture. The 2012 third lien notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.

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
On March 6, 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2005 senior unsecured notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 senior unsecured notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2005 senior unsecured notes tendered and exchanged was $234.2 million. An aggregate principal amount of $15.8 million of the 2005 senior unsecured notes remains outstanding as of September 30, 2012.

Our 2005 senior unsecured notes are uncollateralized general obligations, and are effectively subordinated to all of our and the guarantors' and future guarantor subsidiaries' senior secured indebtedness, including the bank credit facility, term loan facility, 2009 second lien notes, 2012 second lien notes and 2012 third lien notes, to the extent of the value of the collateral securing such indebtedness. The 2005 senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.
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
On March 6, 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2004 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 senior subordinated notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 senior subordinated notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million of the 2004 senior subordinated notes remains outstanding as of September 30, 2012.
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

On March 6, 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2005 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 senior subordinated notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 senior subordinated notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million of the 2005 senior subordinated notes remains outstanding as of September 30, 2012.

2012 11% Senior Subordinated Notes

On March 6, 2012, we issued $344.2 million senior subordinated toggle notes with fixed interest payable at a rate of 11% per annum, or the 2012 senior subordinated notes, in exchange for $203.8 million of 2004 senior subordinated notes and $140.3 million of 2005 senior subordinated notes. The 2012 senior subordinated notes mature on September 15, 2018. We may redeem the 2012 senior subordinated notes, in whole or in part, at any time, at a price equal to 100% of the principal amount plus accrued interest. If a change of control of us occurs, we must offer to repurchase the 2012 senior subordinated notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if we undertake certain types of asset sales or suffers events of loss, and we do not use the related sale or insurance proceeds for specified purposes, we may be required to offer to repurchase the 2012 senior subordinated notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 senior subordinated notes is payable semi-annually on March 15th and September 15th, commencing September 15, 2012. The initial interest payment on the 2012 senior subordinated notes is payable entirely in cash. For any subsequent interest payment period through March 15, 2018, we may, at our option, elect to pay interest on the 2012 senior subordinated notes either entirely in cash or by paying up to 2% in 2012 senior subordinated notes, or PIK interest. If we elect to pay PIK interest, such election will increase the principal amount of the 2012 senior subordinated notes in an amount equal to the amount of PIK interest for the applicable interest payment period to holders of 2012 senior subordinated notes on the relevant record date.

The 2012 senior subordinated notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

Our senior subordinated notes are uncollateralized general obligations, and are subordinated to borrowings under the bank credit facility, term loan facility, 2009 second lien notes, 2012 second lien notes, 2012 third lien notes and 2005 senior unsecured notes. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.

The senior and senior subordinated note indentures contain certain non-financial and financial covenant requirements with which we and the Tribe must comply. The non-financial covenant requirements include, among other things, reporting obligations, compliance with laws and regulations, maintenance of licenses and insurances and our continued existence. The financial covenant requirements include, among other things, subject to certain exceptions, limitations on our and the guarantors' ability to incur additional indebtedness, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company, transfer or sell assets or impair assets constituting collateral.
We or our affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and our liquidity and covenant requirement restrictions, among other factors.
Line of Credit
As of September 30, 2012, we had a $16.5 million revolving credit facility with Bank of America, N.A., or the line of credit. The line of credit was amended in March 2012 to, among other things, extend the maturity date to March 31, 2015. Pursuant to provisions of the bank credit facility, the line of credit may be replaced by an autoborrow loan governed by the terms of an autoborrow agreement described in the bank credit facility. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. As of September 30, 2012, no amount was drawn on the line of credit. The line of credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the bank credit facility.
2009 Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, referred to herein as the 2009 Mohegan Tribe promissory note. The 2009 Mohegan Tribe promissory note was amended in March 2012 to extend the maturity date to September 30, 2014. As amended, the 2009 Mohegan Tribe promissory note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly in the amount of $1.2 million, commencing December 31, 2013 and continuing through June 31, 2014, with the balance of accrued and unpaid interest due at maturity. Principal outstanding under the 2009 Mohegan Tribe promissory note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 and continuing through September 30, 2013 and (ii) $875,000 per quarter, commencing December 31, 2013.
2012 Mohegan Tribe Minor's Trust Promissory Note

In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan, referred to herein as the 2012 Mohegan Tribe Minor's Trust promissory note, the proceeds of which were used to repay, among other things, the Salishan-Mohegan bank credit facility. The 2012 Mohegan Tribe Minor's Trust promissory note matures on March 31, 2016. The 2012 Mohegan Tribe Minor's Trust promissory note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly, commencing June 30, 2012. Principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 and continuing through September 30, 2014 and (ii) $1.5 million per quarter, commencing December 31, 2014 and continuing to maturity.
Mohegan Tribe Credit Facility

In 2011, the Tribe provided Salishan-Mohegan with a $1.75 million revolving credit facility, or the Mohegan Tribe credit facility. The Mohegan Tribe credit facility was amended in March 2012 to extend the maturity date to September 30, 2013 and reduce the borrowing capacity to $1.45 million. The Mohegan Tribe credit facility accrues interest at an annual rate of 15.0% payable at maturity. As amended, principal outstanding under the Mohegan Tribe credit facility amortizes at a rate of $362,500 per quarter, commencing December 31, 2012. As of September 30, 2012, the Mohegan Tribe credit facility was fully drawn.
Salishan-Mohegan Bank Credit Facility

Salishan-Mohegan previously had a $15.25 million revolving credit facility with Bank of America, N.A., or the Salishan-Mohegan bank credit facility. The Salishan-Mohegan bank credit facility, including accrued interest, matured in March 2012, at which time it was repaid with proceeds from the 2012 Mohegan Tribe Minor's Trust promissory note.

Downs Lodging Credit Facility

On July 16, 2012, Downs Lodging, a single purpose entity and our wholly-owned unrestricted subsidiary, entered into a credit agreement providing for a $45.0 million term loan, or the Downs Lodging credit facility, from a third-party lender. The proceeds of the Downs Lodging credit facility will be used by Downs Lodging to finance Project Sunlight, a hotel and convention center expansion project being developed and built by Downs Lodging at Mohegan Sun at Pocono Downs. The Downs Lodging credit facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging credit facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging credit facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging credit facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions.
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
We are not currently incurring, and did not incur in the fiscal years ended September 30, 2012, 2011 and 2010, any material costs related to compliance with environmental requirements with respect to the Mohegan Sun site’s former use by the United Nuclear Corporation. Notwithstanding the foregoing, no assurance can be given that any existing environmental studies reveal all environmental liabilities, or that future laws, ordinances or regulations will not impose any material environmental liability, or that a material environmental condition does not otherwise currently exist.
Prior to acquiring our interest in Mohegan Sun at Pocono Downs, we conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that investigation, we identified several environmental conditions that required corrective actions to bring the property into compliance with applicable laws and regulations. These remedial actions, including an ongoing monitoring program for the portion of the property that was formerly used as a solid waste landfill, were addressed as part of a comprehensive plan that was implemented in July 2008.
Employees and Labor Relations
As of September 30, 2012, the Connecticut facilities employed approximately 6,250 full-time employees and 1,500 seasonal, part-time and on-call employees. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except with respect to key personnel, Mohegan Sun is obligated to give preference first to qualified members of the Tribe and then to enrolled members of other Indian tribes. See “Certain Relationships and Related Transactions.” None of Mohegan Sun’s employees are covered by collective bargaining agreements.

As of September 30, 2012, Mohegan Sun at Pocono Downs employed approximately 1,050 full-time employees and 780 part-time and on-call employees. Certain of our Mohegan Sun at Pocono Downs’ employees are represented under collective bargaining agreements between Downs Racing and either, the International Union of Operating Engineers Local Union 542C, or Local Union 542C, or Teamsters Local No. 401, or Local No. 401. The agreement with Local Union 542C expires on March 31, 2013 and relates to equipment and heavy equipment operators. The agreement with Local No. 401 expires on January 31, 2017 and relates to truck drivers and maintenance employees.

Item 1A. Risk Factors.
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements. Refer also to “Cautionary Note Regarding Forward-Looking Statements” on page 1 to this Annual Report on Form 10-K.
Risks Related to Our Business
Our substantial indebtedness could adversely affect our financial condition.
We currently have and will continue to have a substantial amount of indebtedness. As of September 30, 2012, our debt totaled $1.7 billion. As of September 30, 2012, there were $622.0 million in term loans outstanding under our bank credit facilities. As of September 30, 2012, letters of credit issued under our bank credit facilities totaled $2.3 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under our bank credit facilities, and after taking into account restrictive financial covenant requirements, we had approximately $64.9 million of borrowing capacity under our bank credit facilities as of September 30, 2012.
Our substantial indebtedness could have significant adverse effects on our business. Such adverse effects include, but are not limited to, the following:

•	make it more difficult for us to satisfy our debt service obligations;

•	increase our vulnerability to adverse economic, industry and competitive conditions;

•
require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital requirements, capital expenditures and other general operating requirements;

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

•
limit, along with the financial and other restrictive covenants in our outstanding indebtedness, the ability to borrow additional funds for working capital requirements, capital expenditures, acquisitions, investments, debt service requirements, execution of our business strategy or other general operating requirements on satisfactory terms or at all.

In addition, our bank credit facilities and the indentures governing our existing senior and senior subordinated notes contain, and the agreements evidencing or governing other future indebtedness may contain, restrictive covenants that limit our ability to engage in activities that may be in our best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the required repayment of some or all of our indebtedness.
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
A person or entity's ability to enforce its rights against us is limited by our sovereign immunity and that of the Tribe, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW and, to the extent applicable, the Pocono Downs subsidiaries, WTG and MTGA Gaming.
Although we, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf, MVW, and to the extent applicable, the Pocono Downs subsidiaries, WTG and MTGA Gaming, each have sovereign immunity and generally may not be sued without our and their respective consents, a limited waiver of sovereign immunity and consent to suit has been granted in connection with substantially all of our outstanding indebtedness. Each such waiver includes suits against us to enforce our obligation to repay certain outstanding indebtedness. Generally, waivers of sovereign immunity have been held to be enforceable against Indian tribes. In the event that any waiver of sovereign immunity is held to be ineffective, a claimant could be precluded from judicially enforcing its rights and remedies. With limited exceptions, we, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf, MVW, the Pocono Downs subsidiaries, WTG and MTGA Gaming have not waived sovereign immunity from private civil suits, including violations of the federal securities laws. For this reason, a claimant may not have any remedy against us, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf, MVW, the Pocono Downs subsidiaries, WTG or MTGA Gaming for violations of federal securities laws.
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
Our ability to make payments on and to refinance our indebtedness will depend upon our ability to generate cash flows from operations in the future and current and future economic and credit market conditions. Our ability to generate cash flows is subject to financial, economic, political, competitive, regulatory and other factors beyond our control. We continue to monitor revenues and expenditures to ensure continued compliance with our financial covenant requirements under both our bank credit facilities and our bond indentures. While we anticipate that we will remain in compliance with all covenant requirements for all periods prior to maturity, we may need to increase revenues or offset any future declines in revenues by implementing further cost containment and other initiatives in order to maintain compliance with these financial covenant requirements. If we are unable to satisfy our financial covenant requirements, we would need to obtain waivers or consents; however, we can provide no assurance that we would be able to obtain such waivers or consents. If we are unable to obtain such waivers or consents, we would be in default under our debt documents, which may result in cross-defaults under our other outstanding indebtedness and allow our lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of our outstanding indebtedness. If such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary to repay such accelerated indebtedness. There is also a risk that the banks that participate in our bank credit facilities may not be able to perform when we request additional funds to be advanced to us under our bank credit facilities. If funds are not available to be drawn under the terms of our bank credit facilities, we may not be able to secure additional financing.

Restrictions contained in our bank credit facilities and the indentures to which we are a party may impose limits on our ability to pursue our business strategies.
Our bank credit facilities and the indentures to which we are a party contain customary operating and financial restrictions that limit our discretion on various business matters. These restrictions include, among other things, covenants limiting our ability to:

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
Our bank credit facilities require us to maintain a fixed charge coverage ratio and not to exceed certain ratios of senior leverage and total leverage, and our term loan facility also requires us to maintain a first lien leverage ratio, all as defined under the applicable facility. If these ratios are not maintained or are exceeded, as applicable, it may not be possible for us to borrow additional funds to meet our obligations.
In addition, our indentures place certain limitations on our ability to incur indebtedness. Under these indentures, we are generally able to incur indebtedness that otherwise may be restricted, provided we meet a minimum fixed charge coverage ratio, as defined. At September 30, 2012, we were above the minimum fixed charge coverage ratio. If we were to fall below the minimum fixed charge coverage ratio, our ability to incur additional debt would be limited and subject to other applicable exceptions contained in the indentures, and the options available to us to refinance our existing indebtedness would be restricted. We may need to obtain waivers or consents from our lenders in order to obtain additional debt or refinance our existing debt on satisfactory terms; however, we cannot assure you that we will be able to obtain such waivers or consents. In such event, it may not be possible for us to borrow additional funds to meet our obligations or refinance our maturities.
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
During periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings since gaming and other leisure activities that we offer are discretionary expenditures and participation in such activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, because consumers spend less in anticipation of a potential economic downturn.
The recent global economic recession negatively impacted consumer confidence and the amount of consumer spending at Mohegan Sun and Mohegan Sun at Pocono Downs. Continued adverse economic conditions such as a prolonged regional, national or global general economic downturn or slow growth, including periods of increased inflation, rising unemployment levels, tax rates, interest rates, energy and gasoline prices or declining consumer confidence could also further reduce consumer spending. Reduced consumer spending has and may continue to result in an adverse impact on our business, financial condition and operating results. Furthermore, uncertainty and adverse changes in the economy could also increase the cost and reduce the availability of sources of financing, which could have a material adverse impact on our financial condition and operating results. If adverse economic conditions continue or worsen, our business, assets, financial condition and results of operations could continue to be affected adversely.
Our diversification efforts may not be successful.
We receive and evaluate various opportunities to diversify our business interests. These opportunities primarily include the development and/or management of, investment in, or ownership of other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. We are currently pursuing diversification efforts in Clark County,

Washington, and Palmer, Massachusetts, and we are evaluating other opportunities in various jurisdictions. Each of these efforts may require various levels of regulatory or legislative approval, and may require the commitment of financial and capital resources, and a failure to achieve any such approval or to obtain or generate sufficient funds to meet such financial or capital requirements may result in the termination of the respective project. Additionally, there can be no assurance that we will continue to pursue any of these opportunities or that any of them will be consummated.
The loss of a key management member could have a material adverse effect on us, Mohegan Sun and Mohegan Sun at Pocono Downs.
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
Our properties and operations are subject to a wide range of federal, state, local and tribal environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of, or exposure to, hazardous and non-hazardous materials and wastes, and the clean-up of contamination. Noncompliance with such laws and regulations, and past or future activities resulting in environmental releases, could affect our operations or could cause us to incur substantial costs, including clean-up costs, fines and penalties, or investments to retrofit or upgrade our facilities and programs. In addition, should unknown contamination be discovered on our property, or should a release of hazardous material occur on our property, we could be required to investigate and clean up the contamination and could also be held responsible to a governmental entity or third-parties for personal injury, property damage or investigation and clean-up costs, which may be substantial. Moreover, such contamination may also impair the use or value of the affected property. Liability for contamination could be joint and several in nature, and in many instances can be imposed on the owner or operator of property regardless of whether it is responsible for creating the contamination or is otherwise at fault.
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
Prior to acquiring our interest in Mohegan Sun at Pocono Downs, we conducted an extensive environmental investigation of the Pocono Downs facilities. In the course of that investigation, we identified several environmental conditions that required corrective actions to bring the property into compliance with applicable laws and regulations. These remedial actions, including an ongoing monitoring program for the portion of the property that was formerly used as a solid waste landfill, were addressed as part of a comprehensive plan that was implemented by Downs Racing in July 2008.
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
Our results of operations could be adversely affected by weather-related factors, such as the unfavorable winter weather conditions experienced during December 2010 and January and February 2011, and the effects of Hurricane Irene in August and September 2011 and Hurricane Sandy in September 2012. Severe weather conditions may discourage potential patrons from traveling, or may deter or prevent patrons from reaching our facilities. If this occurs, it could have a material adverse effect on our future operating results and ability to meet our debt service obligations.
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

Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.
We rely upon sophisticated information technology networks, systems and infrastructure, some of which are managed by third-parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store sensitive data, including proprietary business information. Despite security measures, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. Likewise, data privacy or security breaches by employees and others with permitted access to our systems, including in some cases third-party service providers to which we may outsource certain business functions, may pose a risk that sensitive data, including intellectual property or personal information, may be exposed to unauthorized persons or to the public. Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise information belonging to us and our customers and suppliers, and expose us to liability which could adversely impact our business and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm.
Risks Related to Mohegan Sun
We face intense competition in our primary market from Foxwoods.
The existing gaming industry in our primary market is highly competitive. Mohegan Sun primarily competes with Foxwoods, which is owned and operated by the MPT. Foxwoods is located approximately 10 miles from Mohegan Sun and is reportedly one of the largest gaming facilities in the United States in terms of total gaming positions. Foxwoods has been in operation for more than 20 years. In addition, in August 2012, the MPT announced the planned restructuring of approximately $2.2 billion of its debt obligations. It is uncertain whether this restructuring will give Foxwoods a competitive advantage over Mohegan Sun.
In addition to Foxwoods, we also face competition from casinos and other gaming operations elsewhere in our market areas.
While Mohegan Sun and Foxwoods are the only two current gaming operations in southern New England offering traditional slot machines and table games, we face new competition in the State of New York with the October 2011 opening of Resorts World and ongoing competition from other racino and VLT facilities in the states of New York and Rhode Island. In addition, in November 2012, voters in the State of Rhode Island approved the addition of table games at Twin River Casino. Casinos in Atlantic City, New Jersey, and several casinos and gaming facilities located on Indian tribal lands in the State of New York, as well as newly authorized or expanded gaming facilities and gaming offerings in the Northeast and Mid-Atlantic regions also contribute to the competitive landscape in the northeastern United States. Additionally, we face existing and future competition in and from the Northeastern Pennsylvania gaming market, both in the immediate market for Mohegan Sun at Pocono Downs, and for Mohegan Sun, in marketing to and attracting patrons from the New York City metropolitan region. New or expanded gaming facilities in the states of Delaware, Maryland and West Virginia also may attract patrons from that region.

Racinos in Yonkers, Queens, Batavia, Hamburg, Nichols, Vernon, Monticello, Saratoga Springs and Farmington, New York, reportedly operate approximately 17,000 VLTs, including electronic table game positions. While Twin River Casino and Newport Grand in the State of Rhode Island reportedly offer approximately 5,700 VLTs, including electronic table game positions. Given the geographic proximity of Empire City and Resorts World to New York City and Twin River to Boston, these facilities may have distinct advantages over Mohegan Sun in competition for day-trip and other patrons from the New York and Boston metropolitan regions.
Mohegan Sun also competes for patrons with casinos in Atlantic City, New Jersey. Many of these casinos may have greater resources, operating experience and name recognition than Mohegan Sun. In addition, the State of New Jersey and the Atlantic City gaming market, in particular, continue to implement legislative reforms adopted in 2011 and public-private initiatives to revitalize gaming in the state and respond to competition from expanded gaming in nearby states.
New market entrants in our market areas or the expansion of on-line gaming could adversely affect our operations and our ability to meet our financial obligations.

In November 2011, the governor of Massachusetts signed into law comprehensive gaming legislation which authorizes up to three casino resort licenses and one facility limited to 1,250 slot machines in Massachusetts to be licensed by the new gaming commission, which held its first meeting in April 2012. In the State of Maine, Hollywood Casino Bangor added table games in March 2012 to its racino, while, in June 2012, Oxford Casino opened its first phase and, in September 2012, announced an expansion that will reportedly add hundreds of slot machines and several table games. In the State of Rhode Island, voters approved the addition of table game operation at Twin River Casino. In March 2012, the New York state legislature and governor approved the first step towards amending the state constitution to authorize traditional table game operations at up to seven full-scale casinos in the state. If approved by the next legislature, which convenes in January 2013, the constitutional amendment would have to be approved by a majority of voters in a state-wide ballot. Gaming compact and other disputes between the State of New York and Indian tribes currently engaged in gaming in that state may increase the likelihood of new Indian tribal or commercial gaming in the Catskills region or the passage of a constitutional amendment to allow table gaming at state-licensed racinos or elsewhere in the state.
Federal recognition of the Mashpee Wampanoag Tribe in the Commonwealth of Massachusetts in 2007 and the Shinnecock Indian Tribe of New York in October 2010 in addition to tribal gaming related provisions in the gaming legislation passed in the Commonwealth of Massachusetts also increase the likelihood that there will be new Indian tribal gaming in the region in the future. Other federally-recognized Indian tribes continue to pursue tribal commercial casinos in the Catskills region of the State of New York and elsewhere in the region. Other groups seeking federal recognition as Indian tribes with an interest in engaging in commercial casino gaming in the Northeastern United States also may continue those efforts. In addition, Indian tribal groups from the State of Connecticut whose petitions have been rejected in recent years by the BIA may be successful with appeals or reconsiderations of those petitions.

In the State of Connecticut, the state lottery has sought to expand its choice of games to include keno, and the new legislature in 2013 may again consider legislation to repeal a state statute which restricts the state lottery from conducting on-line interactive lottery games and promotions. Furthermore, Congress and various states, including New Hampshire and New Jersey, have renewed efforts to pass legislation to license and tax internet poker and other on-line gaming, while state lotteries in New York and Illinois have sought and received favorable opinions from the U.S. Department of Justice on their ability to conduct certain activities on-line under federal law. The State of New Jersey also has passed legislation related to sports wagering and is involved in litigation challenging the federal law which restricts legalized sports wagering to certain states.

Based on our analysis of existing and potential gaming activity in our market areas, we believe that competition from other commercial casino gaming operations will continue to increase in the future. In the Commonwealth of Massachusetts, where an affiliate owned by us and the Tribe has leased property which would serve as a potential site for gaming development, we are unable to predict if we will be successful in our efforts. We also are unable to predict whether any of the efforts discussed above by federally-recognized Indian tribes, Indian tribal groups attempting to gain federal recognition as Indian tribes or commercial casino gaming operators will be successful. In addition, we are unable to predict whether on-line gaming legislation will be adopted on a federal basis, an intrastate basis in one or more of the states in which we operate or compete for patrons or among more than one state under a multi-state compact, and the impact of such legislation on our business. Additionally, we are unable to predict whether on-line gaming or sports wagering will be expanded under existing law on an intrastate or national basis. If new gaming operations are established or those operating or under construction are expanded, we are uncertain of the impact such gaming operations will have on our operations and our ability to meet our financial obligations.
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
Pursuant to the terms of the relinquishment agreement, we are required, among other things, to pay TCA 5% of certain revenues (as defined under the relinquishment agreement) generated by certain areas of Mohegan Sun during the 15-year period which commenced on January 1, 2000. Relinquishment payments totaled $54.3 million and $55.0 million for the fiscal years ended September 30, 2012 and 2011, respectively.
This obligation consumes a significant portion of our operating cash flows that might otherwise be available for, among other things, interest payments, capital expenditures, distributions to the Tribe, working capital needs and debt reduction. As a result, our flexibility in planning for, or reacting to, changes in our business and the gaming industry in general is reduced. This may place us at a disadvantage compared to our competitors that do not have such an obligation.
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
Furthermore, while construction activities may be planned to minimize disruption, construction noise and debris and the temporary closing of some of the facility, such activities may disrupt our current operations. Unexpected construction delays could exacerbate or magnify these disruptions. We cannot assure you that any construction, renovation or expansion projects will not have a material adverse effect on our results of operations.
We may suspend or elect not to proceed with construction, renovation or expansion projects once they have been undertaken, resulting in charges that could adversely affect our financial condition.
In connection with any of our construction, renovation or expansion projects, we may suspend, elect not to proceed with or fail to complete such projects once they have been undertaken. In such cases, we may be required to carry assets on our balance sheet for suspended projects or incur significant costs relating to design and construction work performed and materials purchased that may no longer be useful for terminated projects. In addition, our agreements or arrangements with third-parties relating to the suspension or termination of such projects could cause us to incur additional fees and costs. Our suspension of, election not to proceed with, or failure to complete any construction, renovation or expansion projects may result in adverse effects to our financial condition.
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
Gaming on the Tribe's reservation is regulated extensively by federal, state and tribal regulatory agencies, including the NIGC and agencies of the State of Connecticut, such as the Department of Revenue Services' Division of Special Revenue, Consumer Protection's Gaming Division, Division of Liquor Control and the State Police. As is the case with any casino, changes in applicable laws and regulations could limit or materially affect the types of gaming that may be conducted, or services provided, by us and the revenues realized therefrom.
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
In addition, under federal law, gaming on Indian tribal lands is dependent on the permissibility under state law of specific forms of gaming or similar activities, and gaming at Mohegan Sun is dependent on the perpetual tribal-state compact between the Mohegan Tribe and State of Connecticut. Adverse decisions or legal actions with respect to gaming or the Mohegan Compact may have an adverse effect on our ability to conduct our gaming operations.
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
Changes in applicable laws or regulations, tax rates or the enforcement of applicable laws and regulations in the Commonwealth of Pennsylvania could limit or materially affect the types of gaming we may conduct and the services we may provide at Mohegan Sun at Pocono Downs or the profitability of such operations. Our ability to continue to operate Mohegan Sun at Pocono Downs also could be adversely affected by such legal or regulatory changes.
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
Table gaming remains relatively new to the Commonwealth of Pennsylvania. We can provide no assurance that we will be successful with table gaming at Mohegan Sun at Pocono Downs over the short or long term. The failure to successfully integrate and manage table gaming could have a material adverse effect on the profitability of Mohegan Sun at Pocono Downs.
If Mohegan Sun at Pocono Downs is not able to compete successfully with existing and potential competitors, we may not be able to generate sufficient cash flows for our operations or to fulfill our financial obligations.
Mohegan Sun at Pocono Downs faces competition from several facilities in the Commonwealth of Pennsylvania, as well as neighboring states. The closest competitors are Mount Airy and Sands Bethlehem, both of which are located in Northeastern Pennsylvania, approximately 40 miles and 70 miles from Mohegan Sun at Pocono Downs, respectively, and offer on-site hotel facilities not currently available at Mohegan Sun at Pocono Downs. Additionally, the state legislature has considered expanding the ability of bars, restaurants and other non-casino facilities throughout the state to offer expanded bingo, keno or other games of chance on a limited basis. The development of other gaming facilities in the Commonwealth of Pennsylvania also may impact the competitive environment for Mohegan Sun at Pocono Downs.
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
Our operation of Mohegan Sun at Pocono Downs subjects us to regulation and enforcement by various state agencies.
As owner and operator of Mohegan Sun at Pocono Downs, we are subject to extensive state regulation by the PGCB, the Pennsylvania State Harness Racing Commission, or the PSHRC, and other state regulatory agencies, such as the Liquor Control Board. Applicable rules and regulations may require that we obtain and periodically renew a variety of licenses, registrations, permits and approvals to conduct our operations. Regulatory agencies may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, deny or revoke our license to conduct our operations as intended. We can provide no assurance that we will be able to continually renew all registrations, permits, approvals or licenses necessary to conduct our operations in the Commonwealth of Pennsylvania as intended. Any of these events, or any changes in applicable laws or regulations or the enforcement thereof, could have a material adverse effect on our business, financial condition and results of operations.
Changes in or the issuance of additional regulations by the PGCB may adversely affect our operations at Mohegan Sun at Pocono Downs.
Under the Pennsylvania Gaming Act, the PGCB has extensive authority to regulate gaming activities. Casino gaming is still a relatively new industry in the Commonwealth of Pennsylvania and many of the rules and regulations governing casino gaming are still evolving, particularly with respect to table gaming, which was authorized by legislation in January 2010. New or changing regulations could adversely affect our gaming operations at Mohegan Sun at Pocono Downs.
Changes in or the issuance of additional regulations by the PSHRC may adversely affect our operations at Mohegan Sun at Pocono Downs.
Under the Pennsylvania Race Horse Industry Reform Act, the PSHRC has extensive authority to regulate harness racing activities. While harness racing is a well-established industry in the Commonwealth of Pennsylvania, new or changing regulations could adversely affect our harness racing operations at Mohegan Sun at Pocono Downs. Our inability or failure to conduct harness racing operations at Mohegan Sun at Pocono Downs in accordance with applicable regulations could adversely affect our ability to conduct gaming operations at Mohegan Sun at Pocono Downs.

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
The Mohegan Sun Country Club at Pautipaug is located in Sprague and Franklin, Connecticut, approximately 15 miles from Mohegan Sun.
Mohegan Sun at Pocono Downs is located on a 400-acre site in Plains Township, Pennsylvania. We also own OTW facilities located in Carbondale and Lehigh Valley (Allentown), Pennsylvania, and lease an OTW facility located in East Stroudsburg, Pennsylvania.
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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
We have not issued or sold any equity securities.

Item 6. Selected Financial Data.

	As of or for the Fiscal Years Ended September 30,
	2012	2011	2010	2009	2008
Operating Results:
Gross revenues	$1,498,510	$1,527,188	$1,539,626	$1,572,714	$1,707,738
Promotional allowances	(99,197)	(108,809)	(117,664)	(117,597)	(135,555)
Net revenues	$1,399,313	$1,418,379	$1,421,962	$1,455,117	$1,572,183
Income from operations (1)	$225,424	$238,404	$139,257	$242,746	$263,366
Other expense, net (2)	(164,183)	(126,561)	(131,803)	(125,394)	(116,835)
Net income	61,241	111,843	7,454	117,352	146,531
Loss attributable to non-controlling interests	2,019	2,134	2,258	1,992	2,729
Net income attributable to Mohegan Tribal Gaming Authority	$63,260	$113,977	$9,712	$119,344	$149,260
Other Data:
Interest expense, net of capitalized interest	$146,057	$117,710	$116,784	$109,689	$93,793
Capital expenditures incurred	$43,642	$46,477	$43,544	$93,532	$383,688
Net cash flows provided by operating activities	$176,997	$194,278	$170,506	$170,197	$170,672
Balance Sheet Data:
Total assets	$2,253,707	$2,203,196	$2,200,623	$2,295,083	$2,362,905
Long-term debt and capital leases, net of current portions	$1,673,504	$823,951	$1,601,471	$1,609,215	$1,528,991
 ________________________

(1)
Operating costs and expenses, included in income from operations, include non-cash relinquishment liability reassessment credits of $11.4 million, $8.8 million, $26.5 million, $45.7 million and $68.9 million in fiscal 2012, 2011, 2010, 2009 and 2008, respectively. A discussion of the relinquishment liability may be found in Notes 2 and 11 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K. Operating costs and expenses also include an impairment charge of $58.1 million in fiscal 2010. A discussion of this impairment charge may be found in Note 4 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K.

(2)
Other expense, net, includes accretion of discount to the relinquishment liability of $8.2 million, $11.4 million, $15.4 million, $20.4 million and $27.1 million in fiscal 2012, 2011, 2010, 2009 and 2008, respectively. A discussion of the accretion of discount to the relinquishment liability may be found in Notes 2 and 11 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K. Other expense, net, also includes a loss on early exchange of debt of $14.3 million in fiscal 2012. A discussion of this loss on early exchange of debt may be found in Note 6 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K. In addition, other expense, net, includes interest expense, net of capitalized interest.

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

Explanation of Key Financial Statement Captions
Gross Revenues
Our gross revenues are derived primarily from the following four sources:

•
gaming revenues, which include revenues from slot machines, table games, poker, keno, live harness racing and racebook operations, including pari-mutuel wagering revenues from our racebook operations at Mohegan Sun and off-track wagering facilities in Pennsylvania;

•	food and beverage revenues;

•	hotel revenues; and

•	retail, entertainment and other revenues, which primarily include revenues from our arena, gasoline and convenience centers, retail shops and basketball and golf operations.
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
Other commonly used slot machine related terms include base jackpots, progressive slot machines, progressive jackpots, net slot revenues, slot handle, gross slot hold percentage, net slot hold percentage, rated players and slot win efficiency. Base jackpots represent the fixed minimum amount of payouts for a specific combination. We record base jackpots as reductions to revenues when we become obligated to pay such jackpots. Progressive slot machines retain a portion of each amount wagered and aggregate the retained amounts with similar amounts from other slot machines in order to create one-time payouts that are substantially larger than those paid in the ordinary course of play. We refer to such aggregated amounts as progressive jackpots. Wide-area progressive jackpot amounts are paid by third-party vendors and remitted as a weekly payment to each vendor based on a percentage of slot handle for each wide-area progressive slot machine. We accrue in-house progressive jackpot amounts until paid, and such accrued amounts are deducted from gross slot revenues, along with wide-area progressive jackpot amounts to arrive at net slot revenues, also referred to as net slot win. Net slot revenues are included in gaming revenues in our consolidated statements of income. Slot handle is the total amount wagered by patrons on slot machines, including free promotional slot plays. Gross slot hold percentage is gross slot revenues as a percentage of slot handle. Net slot hold percentage is net slot revenues as a percentage of slot handle. Rated players are patrons whose gaming activities are tracked under our Player’s Club program. Slot win efficiency is a measure of our percentage of gross slot revenues in a market area compared to the percentage of the slot machines we operate in that market area.
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
Promotional Allowances
We operate a program, without membership fees, for patrons at Mohegan Sun, Mohegan Sun at Pocono Downs and our managed property, Resorts Casino Hotel in Atlantic City, New Jersey, or Resorts Atlantic City. This program provides complimentary food and beverage, hotel, retail, entertainment and other services to patrons, as applicable, based on points that are awarded for patrons’ gaming activities. Points may be utilized to purchase, among other things, items at retail stores and restaurants located within Mohegan Sun, Mohegan Sun at Pocono Downs and Resorts Atlantic City. Points also may be utilized at The Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center, as well as to purchase hotel services and tickets to entertainment events held at facilities located at Mohegan Sun, Mohegan Sun at Pocono Downs and Resorts Atlantic City. The retail value of these complimentary items is included in gross revenues when redeemed at facilities operated by us and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of complimentary items redeemed at third-party outlets is charged to gaming costs and expenses.
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
Income from Operations
Income from operations represents net revenues less total operating costs and expenses. Income from operations excludes accretion of discount to the relinquishment liability, interest income and expense, gain (loss) on early exchange and extinguishment of debt, write-off of debt issuance costs, other non-operating income and expense and loss attributable to non-controlling interests.
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

Results of Operations
Summary Operating Results
As of September 30, 2012, we own and operate, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise, and the Mohegan Sun Country Club at Pautipaug, or collectively, the Connecticut facilities, and the Pennsylvania facilities. All of our revenues are derived from these operations. The Connecticut Sun franchise and the Mohegan Sun Country Club at Pautipaug are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania facilities.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2012	2011	2010	12 vs. 11	11 vs. 10	12 vs. 11	11 vs. 10
Net revenues:
Mohegan Sun	$1,084,017	$1,115,326	$1,157,419	$(31,309)	$(42,093)	(2.8)%	(3.6)%
Mohegan Sun at Pocono Downs	314,999	303,053	264,543	11,946	38,510	3.9%	14.6%
Corporate	297	—	—	297	—	100.0%	—
Total	$1,399,313	$1,418,379	$1,421,962	$(19,066)	$(3,583)	(1.3)%	(0.3)%
Income (loss) from operations:
Mohegan Sun	$199,358	$223,778	$142,143	$(24,420)	$81,635	(10.9)%	57.4%
Mohegan Sun at Pocono Downs	43,296	31,491	15,652	11,805	15,839	37.5%	101.2%
Corporate	(17,230)	(16,865)	(18,538)	(365)	1,673	2.2%	(9.0)%
Total	$225,424	$238,404	$139,257	$(12,980)	$99,147	(5.4)%	71.2%
Net income attributable to Mohegan Tribal Gaming Authority	$63,260	$113,977	$9,712	$(50,717)	$104,265	(44.5)%	1,073.6%
Operating margin:
Mohegan Sun	18.4%	20.1%	12.3%	(1.7)%	7.8%	(8.5)%	63.4%
Mohegan Sun at Pocono Downs	13.7%	10.4%	5.9%	3.3%	4.5%	31.7%	76.3%
Total	16.1%	16.8%	9.8%	(0.7)%	7.0%	(4.2)%	71.4%

The most significant factors and trends that we believe impacted our operating performance were as follows:

•	additional gaming capacity in the Northeast gaming market;

•	sluggish regional economic environment and the related impact on consumer spending;

•	changes in operations designed to improve profitability;

•	strong patron response to promotional offers at Mohegan Sun at Pocono Downs;

•	improved non-gaming results;

•	continued focus on managing expenses and enhancing operating efficiencies;

•	cost saving initiatives implemented in September 2010 at Mohegan Sun; and

•	the July 2010 addition of table game and poker operations at Mohegan Sun at Pocono Downs.
Other factors that affected our financial performance were as follows:

•	higher interest expense in fiscal 2012 driven by our refinancing transactions;

•	a $14.3 million loss on early exchange of debt in fiscal 2012 related to refinancing transactions;

•	severance charges related to workforce reductions of $12.5 million and $9.9 million in fiscal 2012 and 2010, respectively;

•	non-cash relinquishment liability reassessment credits of $11.4 million, $8.8 million and $26.5 million in fiscal 2012, 2011 and 2010, respectively; and

•	a $58.1 million impairment charge in fiscal 2010 related to the suspended elements of Project Horizon.

Net revenues for the fiscal year ended September 30, 2012 compared to the prior fiscal year declined primarily as a result of lower gaming revenues at Mohegan Sun. These results were partially offset by higher gaming revenues at Mohegan Sun at Pocono Downs and increased non-gaming revenues at both Mohegan Sun and Mohegan Sun at Pocono Downs.
Net revenues for the fiscal year ended September 30, 2011 compared to the prior fiscal year decreased primarily as a result of declines in slot and non-gaming revenues at Mohegan Sun. These results were partially offset by higher gaming and non-gaming revenues at Mohegan Sun at Pocono Downs, as well as increased table game revenues at Mohegan Sun.
Income from operations for the fiscal year ended September 30, 2012 compared to the prior fiscal year declined due to the reduction in net revenues, combined with $12.5 million in severance charges resulting from a workforce reduction initiative implemented in September 2012. Income from operations for the fiscal year ended September 30, 2012 also reflects changes in our operations designed to improve profitability and our continued focus on managing expenses, as well as lower depreciation expense.
Income from operations for the fiscal year ended September 30, 2011 compared to the prior fiscal year increased primarily as a result of lower operating costs and expenses. The decline in operating costs and expenses reflects the impact of the non-recurring impairment charge related to the suspended elements of Project Horizon that was recorded in fiscal 2010. The decline in operating costs and expenses also reflects our focus on managing expenses and enhancing operating efficiencies. These results were partially offset by the decrease in the non-cash relinquishment liability reassessment credit, which was $8.8 million for the fiscal year ended September 30, 2011 compared to $26.5 million in the prior fiscal year. The non-cash relinquishment liability reassessment credits had the effect of reducing operating expenses.
Net income attributable to the Authority for the fiscal year ended September 30, 2012 compared to the prior fiscal year declined primarily due to higher interest expense and the loss on early exchange of debt, combined with the reduction in income from operations.
Net income attributable to the Authority for the fiscal year ended September 30, 2011 compared to the prior fiscal year increased primarily as a result of the growth in income from operations.
Mohegan Sun
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2012	2011	2010	12 vs. 11	11 vs. 10	12 vs. 11	11 vs. 10
Gaming	$957,657	$1,004,025	$1,035,462	$(46,368)	$(31,437)	(4.6)%	(3.0)%
Food and beverage	66,651	66,828	78,767	(177)	(11,939)	(0.3)%	(15.2)%
Hotel	39,609	35,892	38,261	3,717	(2,369)	10.4%	(6.2)%
Retail, entertainment and other	103,190	102,262	111,519	928	(9,257)	0.9%	(8.3)%
Total	$1,167,107	$1,209,007	$1,264,009	$(41,900)	$(55,002)	(3.5)%	(4.4)%

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Fiscal Years Ended September 30,
	2012	2011	2010
Gaming	82.1%	83.0%	81.9%
Food and beverage	5.7%	5.5%	6.3%
Hotel	3.4%	3.0%	3.0%
Retail, entertainment and other	8.8%	8.5%	8.8%
Total	100.0%	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2012	2011	2010	12 vs. 11	11 vs. 10	12 vs. 11	11 vs. 10
Slots:
Handle	$8,182,177	$8,812,893	$9,278,620	$(630,716)	$(465,727)	(7.2)%	(5.0)%
Gross revenues	$675,117	$707,218	$746,392	$(32,101)	$(39,174)	(4.5)%	(5.2)%
Net revenues	$647,966	$679,435	$718,517	$(31,469)	$(39,082)	(4.6)%	(5.4)%
Free promotional slot plays (1)	$64,596	$63,444	$56,642	$1,152	$6,802	1.8%	12.0%
Weighted average number of machines (in units)	6,038	6,360	6,484	(322)	(124)	(5.1)%	(1.9)%
Hold percentage (gross)	8.3%	8.1%	8.0%	0.2%	0.1%	2.5%	1.3%
Win per unit per day (gross) (in dollars)	$306	$306	$315	—	$(9)	—	(2.9)%
Table games:
Drop	$1,922,709	$1,999,693	$2,082,137	$(76,984)	$(82,444)	(3.8)%	(4.0)%
Revenues	$291,348	$304,665	$296,183	$(13,317)	$8,482	(4.4)%	2.9%
Weighted average number of games (in units)	311	325	326	(14)	(1)	(4.3)%	(0.3)%
Hold percentage (2)	15.2%	15.2%	14.2%	—	1.0%	—	7.0%
Win per unit per day (in dollars)	$2,559	$2,567	$2,487	$(8)	$80	(0.3)%	3.2%
Poker:
Revenues	$11,280	$11,768	$12,316	$(488)	$(548)	(4.1)%	(4.4)%
Weighted average number of tables (in units)	42	42	42	—	—	—	—
Revenue per unit per day (in dollars)	$734	$768	$803	$(34)	$(35)	(4.4)%	(4.4)%
 ________________________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the fiscal year ended September 30, 2012 compared to the prior fiscal year declined primarily as a result of lower slot and table game revenues. The reductions in slot and table game revenues reflect additional gaming capacity in the Northeast gaming market and a sluggish regional economic environment, which impacted consumer spending. In addition, gaming revenues declined due to changes in our operations designed to improve profitability, including changes in the slot mix on our gaming floor, and a shift in hotel occupancy from casino patrons to transient guests.

Gaming revenues for the fiscal year ended September 30, 2011 compared to the prior fiscal year declined primarily due to lower slot revenues, partially offset by higher table game revenues. The decline in slot revenues likely was attributable to the continued weakness in consumer spending, unfavorable weather conditions and changes in our operations designed to improve profitability. Slot revenues also were negatively impacted by additional gaming capacity in the Northeast gaming market. The growth in table game revenues was attributable to higher table game hold percentage, partially offset by lower table game drop. The decline in table game drop reflects changes in our operations designed to improve profitability which likely resulted in patrons in the State of New York choosing to visit expanded gaming facilities in the Commonwealth of Pennsylvania.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2012	2011	2010	12 vs. 11	11 vs. 10	12 vs. 11	11 vs. 10
Meals served	3,252	3,373	4,287	(121)	(914)	(3.6)%	(21.3)%
Average price per meal served (in dollars)	$16.20	$15.82	$14.97	$0.38	$0.85	2.4%	5.7%

Food and beverage revenues for the fiscal year ended September 30, 2012 compared to the prior fiscal year were essentially flat.

Food and beverage revenues for the fiscal year ended September 30, 2011 compared to the prior fiscal year declined primarily due to the reduction in the number of meals served at Mohegan Sun-owned food and beverage outlets. The reduction in the number of meals served reflects the permanent closure of Sunburst Buffet and the temporary closure of Season's Buffet, as well as the replacement of the Fidelia's Market food court outlets and certain other Mohegan Sun-owned food and beverage outlets with third-party operators. The reduction in the number of meals served was partially offset by the increase in the average price per meal served resulting, in part, from the July 2011 re-opening of the renovated Season's Buffet featuring expanded offerings.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2012	2011	2010	12 vs. 11	11 vs. 10	12 vs. 11	11 vs. 10
Rooms occupied	413	415	410	(2)	5	(0.5)%	1.2%
Occupancy rate	96.1%	96.8%	95.7%	(0.7)%	1.1%	(0.7)%	1.1%
Average daily room rate (in dollars)	$91	$83	$89	$8	$(6)	9.6%	(6.7)%
Revenue per available room (in dollars)	$87	$80	$86	$7	$(6)	8.8%	(7.0)%

Hotel revenues for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased due to the increase in average daily room rate, reflecting a shift in hotel occupancy to higher paying transient guests.

Hotel revenues for the fiscal year ended September 30, 2011 compared to the prior fiscal year declined primarily as a result of the decline in average daily room rate, reflecting lower room rates offered to targeted gaming patrons.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2012	2011	2010	12 vs. 11	11 vs. 10	12 vs. 11	11 vs. 10
Arena events (in events)	125	117	132	8	(15)	6.8%	(11.4)%
Arena tickets	743	701	835	42	(134)	6.0%	(16.0)%
Average price per Arena ticket (in dollars)	$44.05	$51.38	$52.75	$(7.33)	$(1.37)	(14.3)%	(2.6)%

Retail, entertainment and other revenues for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased primarily as a result of additional gasoline revenues from the September 2011 opening of our employee gas station. These results were partially offset by lower entertainment revenues reflecting a reduction in the number of headliner shows at the Mohegan Sun Arena.

Retail, entertainment and other revenues for the fiscal year ended September 30, 2011 compared to the prior fiscal year declined primarily due to lower entertainment revenues. The decrease in entertainment revenues resulted from the reduction in the number of Arena tickets due to fewer events at the Mohegan Sun Arena. The decline in retail, entertainment and other revenues also reflects lower retail revenues.

Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2012	2011	2010	12 vs. 11	11 vs. 10	12 vs. 11	11 vs. 10
Food and beverage	$26,594	$30,284	$37,714	$(3,690)	$(7,430)	(12.2)%	(19.7)%
Hotel	14,126	14,850	15,365	(724)	(515)	(4.9)%	(3.4)%
Retail, entertainment and other	42,370	48,547	53,511	(6,177)	(4,964)	(12.7)%	(9.3)%
Total	$83,090	$93,681	$106,590	$(10,591)	$(12,909)	(11.3)%	(12.1)%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2012	2011	2010	12 vs. 11	11 vs. 10	12 vs. 11	11 vs. 10
Food and beverage	$25,950	$30,003	$39,203	$(4,053)	$(9,200)	(13.5)%	(23.5)%
Hotel	7,753	8,873	9,117	(1,120)	(244)	(12.6)%	(2.7)%
Retail, entertainment and other	38,471	40,191	44,973	(1,720)	(4,782)	(4.3)%	(10.6)%
Total	$72,174	$79,067	$93,293	$(6,893)	$(14,226)	(8.7)%	(15.2)%

Promotional allowances for the fiscal year ended September 30, 2012 compared to the prior fiscal year declined primarily due to changes in our operations designed to improve profitability, combined with lower redemptions under the Player's Club program.

Promotional allowances for the fiscal year ended September 30, 2011 compared to the prior fiscal year declined primarily as a result of changes in our operations designed to improve profitability.

Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2012	2011	2010	12 vs. 11	11 vs. 10	12 vs. 11	11 vs. 10
Gaming	$555,664	$578,678	$630,842	$(23,014)	$(52,164)	(4.0)%	(8.3)%
Food and beverage	36,134	33,061	39,007	3,073	(5,946)	9.3%	(15.2)%
Hotel	14,293	12,996	13,770	1,297	(774)	10.0%	(5.6)%
Retail, entertainment and other	39,562	33,234	36,172	6,328	(2,938)	19.0%	(8.1)%
Advertising, general and administrative	167,968	172,309	179,252	(4,341)	(6,943)	(2.5)%	(3.9)%
Depreciation and amortization	69,912	69,833	74,794	79	(4,961)	0.1%	(6.6)%
Loss on disposition of assets	68	—	—	68	—	100.0%	—
Severance	12,497	242	9,830	12,255	(9,588)	5,064.0%	(97.5)%
Pre-opening	—	—	42	—	(42)	—	(100.0)%
Impairment of Project Horizon	—	—	58,079	—	(58,079)	—	(100.0)%
Relinquishment liability reassessment	(11,439)	(8,805)	(26,512)	(2,634)	17,707	29.9%	(66.8)%
Total	$884,659	$891,548	$1,015,276	$(6,889)	$(123,728)	(0.8)%	(12.2)%

Gaming costs and expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year decreased primarily as a result of lower slot win contribution expenses commensurate with the decline in slot revenues. The reduction in gaming costs and expenses also reflect changes in our operations designed to improve profitability, including lower costs related to Player's Club point redemptions at third-party outlets and Mohegan Sun-owned facilities and reduced payroll costs. These results were partially offset by higher casino marketing and promotional expenses in response to the competitive promotional environment. Expenses associated with the combined slot win and free promotional slot play contributions totaled $173.1 million and $183.8 million for the fiscal years ended September 30, 2012 and 2011, respectively. Gaming costs and expenses as a percentage of gaming revenues were 58.0% and 57.6% for the fiscal years ended September 30, 2012 and 2011, respectively.

Gaming costs and expenses for the fiscal year ended September 30, 2011 compared to the prior fiscal year declined primarily due to reductions in payroll costs and promotional and advertising expenditures, resulting, in part, from our continued focus on managing expenses and enhancing operating efficiencies, including cost saving initiatives implemented in September 2010, targeted marketing programs and changes in our operations designed to improve profitability. The decline in gaming costs and expenses also reflect lower costs related to Player's Club point redemptions at third-party outlets and Mohegan Sun-owned facilities and reduced slot win contribution expenses commensurate with the decline in slot revenues. Expenses associated with the combined slot win and free promotional slot play contributions totaled $183.8 million and $190.5 million for the fiscal years ended September 30, 2011 and 2010, respectively. Gaming costs and expenses as a percentage of gaming revenues were 57.6% and 60.9% for the fiscal years ended September 30, 2011 and 2010, respectively.
Food and beverage costs and expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased primarily due to reduced use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses.
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
Hotel costs and expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased primarily as a result of reduced use of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the fiscal year ended September 30, 2011 compared to the prior fiscal year declined primarily due to lower payroll costs, partially offset by decreased use of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased primarily due to higher cost of gasoline sold commensurate with the growth in gasoline revenues and reduced use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses.
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
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year declined primarily as a result of reductions in insurance and utility costs, as well as expenses associated with services provided by the State of Connecticut.
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2011 compared to the prior fiscal year declined primarily due to lower payroll costs reflecting our cost containment initiatives implemented in September 2010 and reduced utility costs.
Depreciation and amortization expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year were flat.
Depreciation and amortization expenses for the fiscal year ended September 30, 2011 compared to the prior fiscal year decreased primarily due to fully depreciated assets related to Project Sunburst.
Severance for the fiscal year ended September 30, 2012 resulted from the initial charges related to our September 2012 workforce reduction plan. We do not anticipate incurring any additional severance charges in connection with this workforce reduction, other than charges that may arise from adjustments to the initial estimates utilized under the plan. Cash payments commenced in October 2012 and are anticipated to be completed in September 2014.
Severance for the fiscal year ended September 30, 2011 resulted from adjustments to the initial estimates utilized under our September 2010 workforce reduction plan. Cash payments commenced in September 2010 and were completed in March 2012.

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
Relinquishment liability reassessments for the fiscal years ended September 30, 2012 and 2011 had the effect of reducing operating expenses. The relinquishment liability reassessment credits resulted from reductions in Mohegan Sun revenue projections as of the end of each respective fiscal year compared to projections as of the end of the related prior fiscal year. Our accounting policy is to reassess Mohegan Sun revenue projections, and consequently the relinquishment liability, at least annually in conjunction with our budgeting process or when necessary to account for material increases or decreases in Mohegan Sun revenue projections over the remaining relinquishment period, which expires on December 31, 2014.
Mohegan Sun at Pocono Downs
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2012	2011	2010	12 vs. 11	11 vs. 10	12 vs. 11	11 vs. 10
Gaming	$296,901	$285,631	$251,056	$11,270	$34,575	3.9%	13.8%
Food and beverage	25,498	24,244	17,821	1,254	6,423	5.2%	36.0%
Retail, entertainment and other	8,630	8,306	6,740	324	1,566	3.9%	23.2%
Total	$331,029	$318,181	$275,617	$12,848	$42,564	4.0%	15.4%

The following table summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Fiscal Years Ended September 30,
	2012	2011	2010
Gaming	89.7%	89.8%	91.1%
Food and beverage	7.7%	7.6%	6.5%
Retail, entertainment and other	2.6%	2.6%	2.4%
Total	100.0%	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2012	2011	2010	12 vs. 11	11 vs. 10	12 vs. 11	11 vs. 10
Slots:
Handle	$2,976,891	$2,916,204	$2,876,068	$60,687	$40,136	2.1%	1.4%
Gross revenues	$237,788	$227,328	$223,588	$10,460	$3,740	4.6%	1.7%
Net revenues	$237,800	$227,215	$223,589	$10,585	$3,626	4.7%	1.6%
Free promotional slot plays (1)	$61,790	$65,098	$46,043	$(3,308)	$19,055	(5.1)%	41.4%
Weighted average number of machines (in units)	2,332	2,390	2,356	(58)	34	(2.4)%	1.4%
Hold percentage (gross)	8.0%	7.8%	7.8%	0.2%	—	2.6%	—
Win per unit per day (gross) (in dollars)	$279	$261	$260	$18	$1	6.9%	0.4%
Table games (2):
Drop	$211,244	$206,922	$49,220	$4,322	$157,702	2.1%	320.4%
Revenues	$39,163	$36,739	$7,125	$2,424	$29,614	6.6%	415.6%
Weighted average number of games (in units)	66	66	57	—	9	—	15.8%
Hold percentage (3)	18.5%	17.8%	14.5%	0.7%	3.3%	3.9%	22.8%
Win per unit per day (in dollars)	$1,620	$1,525	$1,555	$95	$(30)	6.2%	(1.9)%
Poker (2):
Revenues	$3,839	$4,286	$1,029	$(447)	$3,257	(10.4)%	316.5%
Weighted average number of tables (in units)	18	18	17	—	1	—	5.9%
Revenue per unit per day (in dollars)	$583	$652	$766	$(69)	$(114)	(10.6)%	(14.9)%
 ________________________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game and poker operations commenced on July 13, 2010.

(3)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased primarily as a result of higher slot revenues. The growth in slot revenues reflects strong patron response to our promotional offers.

Gaming revenues for the fiscal year ended September 30, 2011 compared to the prior fiscal year increased primarily due to higher table game revenues resulting from a full year of table game operations.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2012	2011	2010	12 vs. 11	11 vs. 10	12 vs. 11	11 vs. 10
Meals served	720	787	688	(67)	99	(8.5)%	14.4%
Average price per meal served (in dollars)	$15.91	$14.84	$12.01	$1.07	$2.83	7.2%	23.6%

Food and beverage revenues for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased due to changes in promotional beverage offers. The reduction in meals served, as well as the growth in average price per meal served primarily resulted from changes in our operations designed to improve profitability.

Food and beverage revenues for the fiscal year ended September 30, 2011 compared to the prior fiscal year increased primarily as a result of increased patron visitation to the facility due to a full year of table game and poker operations. The growth in food and beverage revenues also reflects the operations of an additional Mohegan Sun at Pocono Downs-owned food and beverage outlet.
Retail, entertainment and other revenues for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased primarily due to higher ATM commissions and changes in promotional tobacco offers.
Retail, entertainment and other revenues for the fiscal year ended September 30, 2011 compared to the prior fiscal year increased primarily as a result of increased patron visitation to the facility due to a full year of table game and poker operations.
Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2012	2011	2010	12 vs. 11	11 vs. 10	12 vs. 11	11 vs. 10
Food and beverage	$14,276	$13,426	$9,733	$850	$3,693	6.3%	37.9%
Retail and entertainment	1,754	1,702	1,341	52	361	3.1%	26.9%
Total	$16,030	$15,128	$11,074	$902	$4,054	6.0%	36.6%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2012	2011	2010	12 vs. 11	11 vs. 10	12 vs. 11	11 vs. 10
Food and beverage	$11,135	$10,801	$8,348	$334	$2,453	3.1%	29.4%
Retail and entertainment	2,015	2,054	2,165	(39)	(111)	(1.9)%	(5.1)%
Total	$13,150	$12,855	$10,513	$295	$2,342	2.3%	22.3%

Promotional allowances for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased as a result of higher redemptions under the Player's Club program and changes in certain promotional offers.

Promotional allowances for the fiscal year ended September 30, 2011 compared to the prior fiscal year increased primarily due to higher redemptions under the Player's Club program commensurate with the growth in gaming revenues.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2012	2011	2010	12 vs. 11	11 vs. 10	12 vs. 11	11 vs. 10
Gaming	$216,245	$211,773	$189,432	$4,472	$22,341	2.1%	11.8%
Food and beverage	8,815	8,454	6,338	361	2,116	4.3%	33.4%
Retail, entertainment and other	1,161	1,612	1,282	(451)	330	(28.0)%	25.7%
Advertising, general and administrative	30,203	29,683	26,847	520	2,836	1.8%	10.6%
Depreciation and amortization	14,994	20,040	22,252	(5,046)	(2,212)	(25.2)%	(9.9)%
Loss on disposition of assets	285	—	—	285	—	100.0%	—
Pre-opening	—	—	2,740	—	(2,740)	—	(100.0)%
Total	$271,703	$271,562	$248,891	$141	$22,671	0.1%	9.1%
Gaming costs and expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased primarily due to higher Pennsylvania slot machine tax commensurate with the growth in slot revenues. The increase in gaming costs and expenses also reflect higher payroll costs. Expenses associated with the Pennsylvania slot machine tax totaled $134.2 million and $129.7 million for the fiscal years ended September 30, 2012 and 2011, respectively. Expenses associated with the Pennsylvania table game tax totaled $6.8 million and $6.6 million for the fiscal years ended September 30, 2012 and 2011, respectively. Gaming costs and expenses as a percentage of gaming revenues were 72.8% and 74.1% for the fiscal years ended September 30, 2012 and 2011, respectively.
Gaming costs and expenses for the fiscal year ended September 30, 2011 compared to the prior fiscal year increased primarily as a result of additional operating costs and expenses to support a full year of table game and poker operations, including payroll costs and expenses associated with the Pennsylvania table game tax. The increase in gaming costs and expenses also was attributable to higher costs related to Player's Club point redemptions at third-party outlets and Mohegan Sun at Pocono Downs-

owned facilities. Expenses associated with the Pennsylvania slot machine tax totaled $129.7 million and $128.5 million for the fiscal years ended September 30, 2011 and 2010, respectively. Expenses associated with the Pennsylvania table game tax totaled $6.6 million and $1.3 million for the fiscal years ended September 30, 2011 and 2010, respectively. Gaming costs and expenses as a percentage of gaming revenues were 74.1% and 75.5% for the fiscal years ended September 30, 2011 and 2010, respectively.
Food and beverage costs and expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased primarily due to higher cost of goods sold commensurate with the growth in food and beverage revenues, partially offset by increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses.
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
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year declined primarily as a result of lower direct entertainment costs.
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2011 compared to the prior fiscal year increased primarily due to higher cost of goods sold commensurate with the growth in retail revenues, partially offset by lower direct entertainment costs.
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased primarily due to higher insurance and payroll costs, partially offset by lower utility costs.
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2011 compared to the prior fiscal year increased primarily as a result of additional costs and expenses to support a full year of table game and poker operations.
Depreciation and amortization expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year decreased primarily as a result of fully depreciated assets related to the Phase II facility.
Depreciation and amortization expenses for the fiscal year ended September 30, 2011 compared to the prior fiscal year decreased primarily as a result of fully depreciated assets related to the Phase I facility.
Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2012	2011	2010	12 vs. 11	11 vs. 10	12 vs. 11	11 vs. 10
Corporate and other:
Gross revenues	$374	$—	$—	$374	$—	100.0%	—
Less-Promotional allowances	77	—	—	77	—	100.0%	—
Net revenues	$297	$—	$—	$297	$—	100.0%	—

Expenses	$17,379	$16,704	$18,260	$675	$(1,556)	4.0%	(8.5)%
Depreciation and amortization	124	159	243	(35)	(84)	(22.0)%	(34.6)%
Severance (1)	24	2	35	22	(33)	1,100.0%	(94.3)%
Total expenses	$17,527	$16,865	$18,538	$662	$(1,673)	3.9%	(9.0)%
 ________________________

(1)	Workforce reduction severance charges.
Corporate and other revenues for the fiscal year ended September 30, 2012 primarily represent management fees earned by Mohegan Gaming Advisors, LLC, our wholly-owned unrestricted subsidiary, which entered into a joint venture and management arrangement with the owner of Resorts Atlantic City in fiscal 2012.
Corporate and other expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased primarily as a result of higher development related expenditures.

Corporate and other expenses for the fiscal year ended September 30, 2011 compared to the prior fiscal year decreased primarily due to lower professional expenses.
Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2012	2011	2010	12 vs. 11	11 vs. 10	12 vs. 11	11 vs. 10
Accretion of discount to the relinquishment liability (1)	$(8,248)	$(11,366)	$(15,426)	$3,118	$4,060	(27.4)%	(26.3)%
Interest income (2)	4,492	2,732	2,755	1,760	(23)	64.4%	(0.8)%
Interest expense, net of capitalized interest	(146,057)	(117,710)	(116,784)	(28,347)	(926)	24.1%	0.8%
Loss on early exchange and extinguishment of debt	(14,326)	—	(1,584)	(14,326)	1,584	100.0%	(100.0)%
Write-off of debt issuance costs (3)	—	—	(338)	—	338	—	(100.0)%
Other expense, net	(44)	(217)	(426)	173	209	(79.7)%	(49.1)%
Total other expense	$(164,183)	$(126,561)	$(131,803)	$(37,622)	$5,242	29.7%	(4.0)%
 ________________________

(1)	Reflects accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Primarily represents interest earned on long-term receivables. Interest income for the fiscal year ended September 30, 2012, includes an adjustment of $1.1 million, which related to prior periods.

(3)	Represents unamortized debt issuance costs written-off upon the amendment of our bank credit facility.

Interest expense for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased as a result of higher weighted average interest rate. Weighted average interest rate was 8.8% for the fiscal year ended September 30, 2012 compared to 7.1% in the prior fiscal year. The increase in weighted average interest rate was primarily driven by our March 6, 2012 refinancing transactions. Weighted average outstanding debt was $1.66 billion for the fiscal year ended September 30, 2012 compared to $1.65 billion in the prior fiscal year.

Interest expense for the fiscal year ended September 30, 2011 compared to the prior fiscal year increased due to higher weighted average interest rate. Weighted average interest rate was 7.1% for the fiscal year ended September 30, 2011 compared to 7.0% in the prior fiscal year. Weighted average outstanding debt was $1.65 billion for the fiscal year ended September 30, 2011 compared to $1.67 billion in the prior fiscal year.

Loss on early exchange of debt for the fiscal year ended September 30, 2012 represents financing fees written-off in connection with our March 6, 2012 refinancing transactions. We incurred approximately $57.6 million in transaction costs in connection with our refinancing, of which $14.3 million was written-off and $43.3 million was capitalized and will be amortized over the terms of the related debt.

Loss on early exchange of debt for the fiscal year ended September 30, 2011 represents unamortized debt issuance costs written-off upon the early extinguishment of a then-existing term loan under our bank credit facility.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun at Pocono Downs during the months of May through August. Accordingly, our results of operations for the fiscal year ended September 30, 2012 are not necessarily indicative of the operating results for interim periods.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2012	2011	2010	12 vs. 11	11 vs. 10	12 vs. 11	11 vs. 10
Net cash provided by operating activities	$176,997	$194,278	$170,506	$(17,281)	$23,772	(8.9)%	13.9%
Net cash used in investing activities	(91,336)	(52,177)	(64,079)	(39,159)	11,902	75.1%	(18.6)%
Net cash used in financing activities	(83,751)	(93,824)	(107,194)	10,073	13,370	(10.7)%	(12.5)%
Net increase (decrease) in cash and cash equivalents	$1,910	$48,277	$(767)	$(46,367)	$49,044	(96.0)%	(6,394.3)%

As of September 30, 2012 and 2011, we held cash and cash equivalents of $114.1 million and $112.2 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts and relinquishment liability reassessments. The decline in cash provided by operating activities for the fiscal year ended September 30, 2012 compared to the prior fiscal year reflects a reduction in net income after adjustments for non-cash items, partially offset by lower working capital requirements. The increase in cash provided by operating activities for the fiscal year ended September 30, 2011 compared to the prior fiscal year was attributable to increased net income after adjustments for non-cash items, partially offset by higher working capital requirements.
Operating activities are a significant source of our cash flows. We utilize cash flows from operations for scheduled interest payments, relinquishment payments, planned capital expenditures, distributions to the Tribe, projected working capital needs and debt reduction, as well as to make investments, from time to time. There are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

•	reduced discretionary spending by patrons on activities such as gaming, leisure and hospitality;

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
The increase in cash used in investing activities for the fiscal year ended September 30, 2012 compared to the prior fiscal year primarily reflects cash held by Downs Lodging, LLC, or Downs Lodging, our wholly-owned unrestricted subsidiary, which use is restricted to payments for construction expenditures in connection with Project Sunlight, a hotel and convention center expansion at Mohegan Sun at Pocono Downs. The decrease in cash used in investing activities for the fiscal year ended September 30, 2011 compared to the prior fiscal year primarily reflects a non-recurring table game certificate fee payment of $16.5 million to the PGCB in fiscal 2010.
The decrease in cash used in financing activities for the fiscal year ended September 30, 2012 compared to the prior fiscal year resulted from increased borrowings primarily reflecting proceeds from a $45.0 million credit facility obtained by Downs Lodging to fund construction expenditures in connection with Project Sunlight. These results were partially offset by higher payments of financing fees and distributions to the Tribe. The decrease in cash used in financing activities for the fiscal year ended September 30, 2011 compared to the prior fiscal year was primarily attributable to lower distributions to the Tribe.
Cost Saving Initiatives

In September 2012, we implemented a workforce reduction of approximately 330 positions in Uncasville, Connecticut, in an effort to further streamline our organization and better align operating costs with current market and business conditions. In addition, we implemented a number of other cost saving initiatives, including changes to the slot mix on the gaming floor, modifications to employee medical benefits and replacement of certain Mohegan Sun-owned food and beverage outlets with third-party operators. Labor and operating cost savings for fiscal 2013 are forecasted to be at least $20.0 million.

In September 2010, we implemented a 475 position reduction of our workforce in Uncasville, Connecticut, as well as a number of other cost saving initiatives, including modifications to employee medical benefits, consolidation of certain Mohegan

Sun-owned food and beverage outlets and replacement of certain other Mohegan Sun-owned food and beverage outlets with third-party operators. These cost saving initiatives yielded labor and operating cost savings totaling approximately $34.0 million for the fiscal year ended September 30, 2011.
External Sources of Liquidity

On March 6, 2012, we completed a comprehensive refinancing of our outstanding indebtedness, including the consummation of private exchange offers and consent solicitations with respect to our outstanding notes, an amendment and restatement of our bank credit facility and the execution and funding of a term loan facility (all further discussed below).

Bank Credit Facilities

First Lien, First Out Credit Facility

On March 6, 2012, we entered into a fourth amended and restated bank credit facility providing for a $400.0 million term loan and a revolving loan with letter of credit and borrowing capacity of up to $75.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent, or the bank credit facility. Principal outstanding on the term loan under the bank credit facility is to be repaid at a rate of $1.0 million per quarter. The bank credit facility matures on March 31, 2015, upon which date all outstanding balances are payable in full. As of September 30, 2012, there were $397.0 million in term loans and no revolving loans outstanding under the bank credit facility. As of September 30, 2012, letters of credit issued under the bank credit facility totaled $2.3 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements, we had approximately $64.9 million of borrowing capacity under the bank credit facility as of September 30, 2012.
Borrowings under the bank credit facility incur interest as follows: (i) for base rate revolving loans, base rate plus an applicable margin based on a leverage-based pricing grid between 2.25% and 3.25%; (ii) for Eurodollar rate revolving loans, the applicable LIBOR rate plus an applicable margin based on a leverage-based pricing grid between 3.50% and 4.50%; (iii) for base rate term loans, base rate plus an applicable margin equal to 3.25%; and (iv) for Eurodollar rate term loans, the applicable LIBOR rate plus 4.50%. For Eurodollar rate term loans, LIBOR is subject to a 1.0% floor. There also is a fee of between 0.25% and 0.50%, based on a leverage-based pricing grid, charged on unused revolving commitments. Interest on Eurodollar rate loans is payable at the end of each applicable interest period for periods of three months or less and for loans of more than three months, each March, June, September or December that occurs after the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. As of September 30, 2012, the $397.0 million in term loans outstanding were based on the Eurodollar rate floor of 1.0% plus an applicable margin of 4.50%. The applicable margin for commitment fees was 0.50% as of September 30, 2012.

Our obligations under the bank credit facility are fully and unconditionally guaranteed, jointly and severally, by the Pocono Downs subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming, collectively, the guarantors. The bank credit facility is collateralized by a first priority lien on substantially all of our property and assets and those of the guarantors (other than MBC), including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land and improvements that comprise Mohegan Sun (we and the guarantors, other than MBC, are collectively referred to herein as the grantors). The grantors also are required to pledge additional assets as collateral for the bank credit facility as they and future guarantor subsidiaries acquire them. The liens and security interests granted by the grantors as security for our obligations under the bank credit facility are senior in priority to the liens on the same collateral securing the term loan facility (as defined below) and the 2009 second lien notes, 2012 second lien notes and 2012 third lien notes (each as defined below and, collectively, the secured notes). The collateral securing the bank credit facility constitutes substantially all of the grantors' property and assets that secure the term loan facility and the secured notes, but excludes certain excluded assets as defined in the bank credit facility.

The bank credit facility contains negative covenants applicable to us and the guarantors, including negative covenants governing incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions, mergers or consolidations and capital expenditures. Additionally, the bank credit facility includes financial maintenance covenants pertaining to total leverage, senior leverage and minimum fixed charge coverage. The levels of these covenants as of September 30, 2012 through the remaining term of the bank credit facility are as follows:
Minimum fixed charge coverage ratio covenant, as defined under the bank credit facility:

Fiscal Quarters Ending:
September 30, 2012 and thereafter	1.05:1.00
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

Maximum senior leverage ratio covenant, or ratio of total debt outstanding under the bank credit facility to annualized EBITDA, as such terms are defined under the bank credit facility:

Fiscal Quarters Ending:
September 30, 2012 and thereafter	1.75:1.00
As of September 30, 2012, we and the Tribe were in compliance with all respective covenant requirements under the bank credit facility.

First Lien, Second Out Term Loan Facility

On March 6, 2012, we entered into a loan agreement providing for a $225.0 million first lien, second out term loan with Wells Fargo Gaming Capital, LLC serving as Administrative Agent, or the term loan facility. The term loan facility was issued at a price of 98.0% of par, for an initial yield of approximately 9.6% per annum. The term loan facility has no mandatory amortization and is payable in full on March 31, 2016. The net proceeds from the term loan facility were used to refinance our existing indebtedness, permanently reduce commitments under the bank credit facility and pay accrued interest, fees and expenses in connection with our refinancing transactions consummated on March 6, 2012.

Loans under the term loan facility incur interest as follows: (i) for base rate loans, base rate plus 6.50% per annum and (ii) for Eurodollar rate loans, LIBOR plus 7.50% per annum. In all cases, LIBOR is subject to a 1.50% floor. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or every quarter in arrears, if an interest period exceeds three months. Interest on base rate loans is payable quarterly in arrears. As of September 30, 2012, we had a $225.0 million Eurodollar rate loan outstanding, which was based on the Eurodollar rate floor of 1.50% plus an applicable margin of 7.50%. As of September 30, 2012, accrued interest on the term loan facility was $1.2 million.

Our term loan facility is fully and unconditionally guaranteed, jointly and severally, by each of the guarantors. The liens and security interests granted by the grantors as security for our obligations under the term loan facility are senior in priority to the liens on the same collateral securing any of the secured notes. The collateral securing the term loan facility constitutes substantially all of the grantors' property and assets that secure the bank credit facility and the secured notes, but excludes certain excluded assets as defined in the term loan facility.

The term loan facility contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the bank credit facility. The term loan facility also includes a separate first lien leverage ratio covenant.
As of September 30, 2012, we and the Tribe were in compliance with all respective covenant requirements under the term loan facility.
We continue to monitor revenues and expenditures to ensure continued compliance with our financial covenant requirements under both the bank credit facility and the term loan facility. While we anticipate that we will remain in compliance with all covenant requirements under our bank credit facilities for all periods prior to maturity, we may need to increase revenues or offset any future declines in revenues by implementing further cost containment and other initiatives in order to maintain compliance with these financial covenant requirements. If we are unable to satisfy our financial covenant requirements, we would need to obtain waivers or consents under the bank credit facilities; however, we can provide no assurance that we would be able to obtain such waivers or consents. If we are unable to obtain such waivers or consents, we would be in default under our bank credit facilities, which may result in cross-defaults under our other outstanding indebtedness and allow our lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of our outstanding indebtedness. If such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary to repay such accelerated indebtedness.

Senior Secured Notes
2009 11  1/2% Second Lien Senior Secured Notes
In October 2009, we issued $200.0 million second lien senior secured notes with fixed interest payable at a rate of 11.50% per annum, or the 2009 second lien notes. The 2009 second lien notes were issued at a price of 96.234% of par, to yield an effective interest rate of 12.25% per annum. The 2009 second lien notes mature on November 1, 2017. The first call date for the 2009 second lien notes is November 1, 2013. Interest on the 2009 second lien notes is payable semi-annually on May 1st and November 1st.

On March 6, 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2009 second lien notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2009 second lien notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2009 second lien notes tendered and exchanged was $199.8 million. An aggregate principal amount of $200,000 of 2009 second lien notes remains outstanding as of September 30, 2012.

Our 2009 second lien notes are collateralized by a second priority lien on substantially all of the grantors' and future guarantor subsidiaries' properties and assets, and are effectively subordinated to all of our and our existing and future guarantor subsidiaries' first priority lien secured indebtedness, including borrowings under the bank credit facility and term loan facility, to the extent of the value of the collateral securing such indebtedness. The 2009 second lien notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.

The 2009 second lien notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

2012 11 ½% Second Lien Senior Secured Notes

On March 6, 2012, we issued $199.8 million second lien senior secured notes with fixed interest payable at a rate of 11.50% per annum, or the 2012 second lien notes, in exchange for an equal amount of 2009 second lien notes. The 2012 second lien notes mature on November 1, 2017. We may redeem the 2012 second lien notes, in whole or in part, at any time prior to November 1, 2014, at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest. On or after November 1, 2014, we may redeem the 2012 second lien notes, in whole or in part, at a premium decreasing ratably to zero, plus accrued interest. If a change of control of us occurs, we must offer to repurchase the 2012 second lien notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if we undertake certain types of asset sales or suffers events of loss, and we do not use the related sale or insurance proceeds for specified purposes, we may be required to offer to repurchase the 2012 second lien notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 second lien notes is payable semi-annually on May 1st and November 1st, commencing November 1, 2012.

Our 2012 second lien notes and the related guarantees are secured by second lien security interests in substantially all of the grantors property and assets. These liens are junior in priority to the liens on the same collateral securing our bank credit facility and term loan facility (and permitted replacements thereof) and to all other permitted prior liens, including liens securing certain hedging obligations. The collateral securing the 2012 second lien notes constitutes substantially all of the grantors' property and assets that secure the bank credit facility and term loan facility, the 2009 second lien notes and 2012 third lien notes, but excludes certain excluded assets as defined in the 2012 second lien notes indenture. The 2012 second lien notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.

The 2012 second lien notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

2012 10 ½% Third Lien Senior Secured Notes

On March 6, 2012, we issued $417.7 million third lien senior secured notes with fixed interest payable at a rate of 10.50% per annum, or the 2012 third lien notes, in exchange for $234.2 million of 2005 senior unsecured notes and $183.5 million of 2002 senior subordinated notes. The 2012 third lien notes mature on December 15, 2016. We may redeem the 2012 third lien notes, in whole or in part, at any time at a price equal to 100% of the principal amount plus accrued interest. If a change of control of us occurs, we must offer to repurchase the 2012 third lien notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if we undertake certain types of asset sales or suffers events of loss, and we do not use the related sale or insurance proceeds for specified purposes, we may be required to offer to repurchase the 2012 third lien notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 third lien notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2012.

Our 2012 third lien notes and the related guarantees are secured by third lien security interests in substantially all of the grantors' property and assets. These liens are junior in priority to the liens on the same collateral securing our bank credit facility and term loan facility, the 2009 second lien notes and 2012 second lien notes (and permitted replacements of each of the foregoing) and to all other permitted prior liens, including liens securing certain hedging obligations. The collateral securing the 2012 third lien notes constitutes substantially all of the grantors' property and assets that secure the bank credit facility and term loan facility, the 2009 second lien notes and 2012 second lien notes, but excludes certain excluded assets as defined in the 2012 third lien notes indenture. The 2012 third lien notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.

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
On March 6, 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2005 senior unsecured notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 senior unsecured notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2005 senior unsecured notes tendered and exchanged was $234.2 million. An aggregate principal amount of $15.8 million of the 2005 senior unsecured notes remains outstanding as of September 30, 2012.

Our 2005 senior unsecured notes are uncollateralized general obligations, and are effectively subordinated to all of our and the guarantors' and future guarantor subsidiaries' senior secured indebtedness, including the bank credit facility, term loan facility, 2009 second lien notes, 2012 second lien notes and 2012 third lien notes, to the extent of the value of the collateral securing such indebtedness. The 2005 senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.
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
On March 6, 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2004 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 senior subordinated notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 senior subordinated notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million of the 2004 senior subordinated notes remains outstanding as of September 30, 2012.

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

On March 6, 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2005 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 senior subordinated notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 senior subordinated notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million of the 2005 senior subordinated notes remains outstanding as of September 30, 2012.

2012 11% Senior Subordinated Notes

On March 6, 2012, we issued $344.2 million senior subordinated toggle notes with fixed interest payable at a rate of 11% per annum, or the 2012 senior subordinated notes, in exchange for $203.8 million of 2004 senior subordinated notes and $140.3 million of 2005 senior subordinated notes. The 2012 senior subordinated notes mature on September 15, 2018. We may redeem the 2012 senior subordinated notes, in whole or in part, at any time, at a price equal to 100% of the principal amount plus accrued interest. If a change of control of us occurs, we must offer to repurchase the 2012 senior subordinated notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if we undertake certain types of asset sales or suffers events of loss, and we do not use the related sale or insurance proceeds for specified purposes, we may be required to offer to repurchase the 2012 senior subordinated notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 senior subordinated notes is payable semi-annually on March 15th and September 15th, commencing September 15, 2012. The initial interest payment on the 2012 senior subordinated notes is payable entirely in cash. For any subsequent interest payment period through March 15, 2018, we may, at our option, elect to pay interest on the 2012 senior subordinated notes either entirely in cash or by paying up to 2% in 2012 senior subordinated notes, or PIK interest. If we elect to pay PIK interest, such election will increase the principal amount of the 2012 senior subordinated notes in an amount equal to the amount of PIK interest for the applicable interest payment period to holders of 2012 senior subordinated notes on the relevant record date.

The 2012 senior subordinated notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

Our senior subordinated notes are uncollateralized general obligations, and are subordinated to borrowings under the bank credit facility, term loan facility, 2009 second lien notes, 2012 second lien notes, 2012 third lien notes and 2005 senior unsecured notes. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.

The senior and senior subordinated note indentures contain certain non-financial and financial covenant requirements with which we and the Tribe must comply. The non-financial covenant requirements include, among other things, reporting obligations, compliance with laws and regulations, maintenance of licenses and insurances and our continued existence. The financial covenant requirements include, among other things, subject to certain exceptions, limitations on our and the guarantors' ability to incur additional indebtedness, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company, transfer or sell assets or impair assets constituting collateral.

As of September 30, 2012, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
We or our affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and our liquidity and covenant requirement restrictions, among other factors.
Line of Credit
As of September 30, 2012, we had a $16.5 million revolving credit facility with Bank of America, N.A., or the line of credit. The line of credit was amended in March 2012 to, among other things, extend the maturity date to March 31, 2015. Pursuant to provisions of the bank credit facility, the line of credit may be replaced by an autoborrow loan governed by the terms of an autoborrow agreement described in the bank credit facility. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. As of September 30, 2012, no amount was drawn on the line of credit. The line of credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the bank credit facility. As of September 30, 2012, we were in compliance with all covenant requirements under the line of credit and had $16.5 million of borrowing capacity thereunder.
2009 Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, referred to herein as the 2009 Mohegan Tribe promissory note. The 2009 Mohegan Tribe promissory note was amended in March 2012 to extend the maturity date to September 30, 2014. As amended, the 2009 Mohegan Tribe promissory note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly in the amount of $1.2 million, commencing December 31, 2013 and continuing through June 31, 2014, with the balance of accrued and unpaid interest due at maturity. Principal outstanding under the 2009 Mohegan Tribe promissory note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 and continuing through September 30, 2013 and (ii) $875,000 per quarter, commencing December 31, 2013.
2012 Mohegan Tribe Minor's Trust Promissory Note

In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan, referred to herein as the 2012 Mohegan Tribe Minor's Trust promissory note, the proceeds of which were used to repay, among other things, the Salishan-Mohegan bank credit facility. The 2012 Mohegan Tribe Minor's Trust promissory note matures on March 31, 2016. The 2012 Mohegan Tribe Minor's Trust promissory note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly, commencing June 30, 2012. Principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 and continuing through September 30, 2014 and (ii) $1.5 million per quarter, commencing December 31, 2014 and continuing to maturity.
Mohegan Tribe Credit Facility

In 2011, the Tribe provided Salishan-Mohegan with a $1.75 million revolving credit facility, or the Mohegan Tribe credit facility. The Mohegan Tribe credit facility was amended in March 2012 to extend the maturity date to September 30, 2013 and reduce the borrowing capacity to $1.45 million. The Mohegan Tribe credit facility accrues interest at an annual rate of 15.0% payable at maturity. As amended, principal outstanding under the Mohegan Tribe credit facility amortizes at a rate of $362,500 per quarter, commencing December 31, 2012. As of September 30, 2012, the Mohegan Tribe credit facility was fully drawn.
Salishan-Mohegan Bank Credit Facility

Salishan-Mohegan previously had a $15.25 million revolving credit facility with Bank of America, N.A., or the Salishan-Mohegan bank credit facility. The Salishan-Mohegan bank credit facility, including accrued interest, matured in March 2012, at which time it was repaid with proceeds from the 2012 Mohegan Tribe Minor's Trust promissory note.

Downs Lodging Credit Facility

On July 16, 2012, Downs Lodging, a single purpose entity and our wholly-owned unrestricted subsidiary, entered into a credit agreement providing for a $45.0 million term loan, or the Downs Lodging credit facility, from a third-party lender. The proceeds of the Downs Lodging credit facility will be used by Downs Lodging to finance Project Sunlight, a hotel and convention center expansion project being developed and built by Downs Lodging at Mohegan Sun at Pocono Downs. The Downs Lodging credit facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging credit facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging credit facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging credit facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of September 30, 2012, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging credit facility.

Capital Expenditures
The following table presents data related to capital expenditures (in millions, including capitalized interest):

	Capital Expenditures
	Fiscal Year Ended September 30, 2012	Fiscal Year Ended September 30, 2011	Fiscal Year Ended September 30, 2010	Forecasted Fiscal Year 2013
Mohegan Sun:
Maintenance	$29.4	$19.7	$16.9	$25.7
Development	6.8	20.7	5.5	3.9
Expansion	0.3	0.9	4.7	—
Subtotal	36.5	41.3	27.1	29.6
Mohegan Sun at Pocono Downs:
Maintenance	4.1	4.5	2.2	4.9
Development	—	0.5	0.2	—
Expansion	(0.6)	0.2	14.0	0.6
Subtotal	3.5	5.2	16.4	5.5
Corporate:
Expansion—Project Sunlight	3.6	—	—	41.9
Subtotal	3.6	—	—	41.9
Total	$43.6	$46.5	$43.5	$77.0
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs through a combination of existing cash, cash flows provided by operating activities and draws under our bank credit facility. The costs for Project Sunlight are being funded through a combination of a $45 million non-recourse term loan obtained by Downs Lodging and a $5 million investment by us. Project Sunlight is expected to be completed by the end of 2013.

Interest Expense
The following table presents our interest expense (in thousands, net of capitalized interest):

	For the Fiscal Years Ended September 30,
	2012	2011	2010
Bank credit facility	$21,723	$22,974	$23,714
Term loan facility, including accretion of discount	12,280	—	—
2009 11 1/2% second lien senior secured notes, includes accretion of bond discount	10,226	23,661	21,949
2012 11 1/2% second lien senior secured notes, includes accretion of bond discount	13,505	—	—
2012 10 1/2% third lien senior secured notes	24,979	—	—
2005 6 1/8% senior unsecured notes	7,143	15,313	15,313
2001 8 3/8% senior subordinated notes	—	126	168
2002 8% senior subordinated notes	8,980	20,000	20,000
2004 7 1/8% senior subordinated notes	7,761	16,031	16,031
2005 6 7/8% senior subordinated notes	4,818	10,313	10,313
2012 11 % senior subordinated notes	21,560	—	—
Line of credit	95	260	290
WNBA promissory note	—	6	25
Salishan-Mohegan bank credit facility	250	576	561
2009 Mohegan Tribe promissory note (Salishan-Mohegan)	1,248	1,500	1,496
2012 Mohegan Tribe Minor's Trust promissory note (Salishan-Mohegan)	1,011	—	—
Mohegan Tribe credit facility (Salishan-Mohegan)	202	47	—
Downs Lodging credit facility	1,263	—	—
Capital leases	559	220	251
Amortization of net deferred gain on settlement of derivative instruments	(255)	(467)	(467)
Amortization of debt issuance costs	8,743	7,150	7,206
Capitalized interest	(34)	—	(66)
Total interest expense, net of capitalized interest	$146,057	$117,710	$116,784
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements and distributions to the Tribe for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” for further details regarding risks relating to our sufficiency of resources. Any future investments in Mohegan Sun and Mohegan Sun at Pocono Downs are anticipated to be funded through a combination of existing cash balances, future operating cash flows and draws under our bank credit facility. The costs for Project Sunlight are being funded through a combination of a $45 million non-recourse term loan obtained by Downs Lodging and a $5 million investment by us. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements, we had approximately $64.9 million of borrowing capacity under the bank credit facility and line of credit as of September 30, 2012. Distributions to the Tribe are anticipated to total approximately $50.0 million for fiscal 2013.
Contractual Obligations and Commitments
The following table presents estimated future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments as of September 30, 2012 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,706,996	$29,725	$435,310	$697,771	$544,190
Capital and operating leases	11,406	4,388	4,539	1,815	664
Interest payments on long-term debt and capital leases	734,628	173,487	302,919	208,850	49,372
Procurement	53,084	18,746	21,946	7,362	5,030
Construction	31,186	24,377	6,809	—	—
Total	$2,537,300	$250,723	$771,523	$915,798	$599,256
 ________________________

(1)	Represents payment obligations from October 1, 2012 to September 30, 2013.
In addition to the above listed contractual obligations, we have certain other contractual commitments as of September 30, 2012. The calculation of estimated future payments related to these contractual commitments as presented in the following table is based, in large part, on revenue projections over an extended period of time, as well as other factors that are more fully described below. Given the high level of estimate and judgment utilized in the calculation of these liabilities, future events that affect such estimates and judgments may cause actual payments to materially differ from current estimates. The amounts presented in the following table are estimates, and, while certain agreements have perpetual terms, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years (in thousands):

	Payments due by period
Contractual Commitments	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Combined minimum slot win and free promotional slot play contributions (2)	$160,936	$322,319	$329,032	$878,297
Pennsylvania slot machine tax (3)	136,930	291,013	301,524	807,850
Pennsylvania table game tax (4)	6,149	14,316	15,073	40,395
Horsemen purses (5)	2,701	3,216	—	—
Relinquishment (6)	51,527	63,481	—	—
Priority distributions (7)	19,227	39,907	41,928	114,343
Town of Montville (8)	500	1,000	1,000	2,500
Total	$377,970	$735,252	$688,557	$1,843,385
 ________________________

(1)	Represents payment obligations from October 1, 2012 to September 30, 2013.

(2)
Represents portions of revenues earned on slot machines and free promotional slot plays that must be paid to the State of Connecticut. Slot win contribution payments are the lesser of: (1) 30% of gross revenues from slot machines at Mohegan Sun, or (2) the greater of (a) 25% of gross revenues from slot machines at Mohegan Sun or (b) $80.0 million. Free promotional slot play contribution payments are 25% of the face amount of free promotional slot plays in excess of 11% of monthly gross revenues from slot machines at Mohegan Sun.

(3)
Represents portion of revenues earned on slot machines that must be paid to the PGCB. Pennsylvania slot machine tax payments are 55% of gross revenues from slot machines at Mohegan Sun at Pocono Downs, 2% of which is subject to a $10.0 million minimum annual threshold.

(4)	Represents portion of revenues earned on table games that must be paid to the PGCB. Pennsylvania Table Game Tax payments are 12%, plus 2% in local share assessments.

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

Goodwill
The fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania facilities, exclusive of capital expenditures requirements. If the carrying value of the goodwill exceeds its fair value, an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds its implied fair value. The income approach requires us to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a market multiple of the Pennsylvania facilities. As of September 30, 2012 and 2011, we assessed the goodwill for impairment and determined that no impairment existed. If any of the following occurs, the goodwill may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania facilities are not met; (2) if the discount rate increases; (3) if terminal growth rates decrease; or (4) if market multiples decrease.
Other Intangible Assets
The slot machine license and table game certificate intangible assets are assessed as a single unit of accounting at least annually for impairment by comparing the fair value of the recorded assets to their carrying value. Their fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania facilities, exclusive of a required rate of return of all other assets and exclusive of capital expenditures requirements. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires us to make assumptions regarding future revenues and expenses, discount rates, royalty rate and the terminal value based on a perpetual growth rate of the Pennsylvania facilities. As of September 30, 2012 and 2011, we assessed the intangible assets for impairment and determined that no impairment existed. If any of the following occurs, the intangible assets may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania facilities are not met; (2) if the discount rate increases; or (3) if the terminal value decreases.

The Mohegan Sun trademark is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing the income approach – relief from royalty method based on projected revenues from Mohegan Sun and Mohegan Sun at Pocono Downs. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires us to make assumptions regarding future revenues, discount rates, royalty rate and the terminal value based on a perpetual growth rate of Mohegan Sun and Mohegan Sun at Pocono Downs. As of September 30, 2012 and 2011, we assessed the Mohegan Sun trademark for impairment and determined that no impairment existed. If any of the following occurs, the Mohegan Sun trademark may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from Mohegan Sun and Mohegan Sun at Pocono Downs are not met; (2) if the discount rate increases; or (3) if the perpetual growth rate decreases.
Litigation
We are a defendant in various litigation matters resulting from our normal course of business. Some of these matters relate to personal injuries to patrons and damages to patrons’ personal assets. We estimate patrons' claims and accrue for such liabilities based upon historical experience.

New Accounting Standards

In July 2012, the Financial Accounting Standards Board, or the FASB, issued revised guidance pertaining to the accounting standard for indefinite-lived intangible assets. The revised guidance allows an entity the option to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before performing the two-step indefinite-lived intangible asset impairment test. The revised guidance is effective for interim and annual periods beginning after September 15, 2012; however, early adoption is permitted. We adopted this guidance in our fourth quarter of fiscal 2012, and its adoption did not impact our financial position, results of operations or cash flows.

In September 2011, the FASB issued revised guidance pertaining to the accounting standard for goodwill impairment tests. The revised guidance allows an entity the option to assess qualitative factors to determine whether the fair value of a reporting unit is less than its carrying value before performing the two-step goodwill impairment test. The revised guidance is effective for interim and annual periods beginning after December 15, 2011.We adopted this guidance in our second quarter of fiscal 2012, and its adoption did not impact our financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility and term loan facility, both of which accrue interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the respective facility. As of September 30, 2012, $397.0 million and $225.0 million were outstanding under the bank credit facility and term loan facility, respectively.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information as of September 30, 2012 about our current financial instruments or debt obligations that are sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt instruments are based on quoted market prices or prices of similar instruments as of September 30, 2012.

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$29,110	$28,958	$16,447	$55,824	$418,628	$544,854	$1,093,821	$957,251
Average interest rate	8.0%	7.7%	7.9%	13.5%	10.5%	11.2%	10.8%
Variable rate	$4,000	$4,000	$389,000	$225,000	$—	$—	$622,000	$619,768
Average interest rate (1)	5.5%	5.5%	5.5%	5.5%	—	—	6.8%
 ________________________

(1)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $6.2 million.

Item 8. Financial Statements and Supplementary Data.
Our consolidated financial statements and notes thereto, referred to in Item 15(a)(1) of this Annual Report on Form 10-K, are filed as part of this report and appear in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”
Based on this assessment, management concluded that, as of September 30, 2012, our internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a non-accelerated filer.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management Board and Named Executive Officers
The following table presents data related to the members of the Management Board and our named executive officers, as of the date of this filing:

Name	Age	Position
Bruce S. Bozsum	52	Chairman and Member, Management Board
Ralph James Gessner, Jr.	43	Vice Chairman and Member, Management Board (1)
Cheryl A. Todd	52	Recording Secretary and Member, Management Board
Kathleen M. Regan-Pyne	56	Corresponding Secretary and Member, Management Board (1)
Thayne D. Hutchins, Jr.	41	Treasurer and Member, Management Board (1)
Mark F. Brown	55	Member, Management Board (1)
William Quidgeon, Jr.	50	Member, Management Board (1)
Jonathan S. Hamilton, Sr.	53	Member, Management Board
Mark M. Sperry	62	Member, Management Board
Mitchell Grossinger Etess	54	Chief Executive Officer, Mohegan Tribal Gaming Authority
Mario C. Kontomerkos	36	Chief Financial Officer, Mohegan Tribal Gaming Authority
Robert J. Soper	40	President and Chief Executive Officer, Mohegan Sun
________________________

(1)	Audit Committee member.
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
William Quidgeon, Jr.—Mr. Quidgeon was first seated on the Tribal Council and Management Board in October 2005. He previously held multiple positions at the Tribe and Mohegan Sun, including Senior Project Manager of the Mohegan Tribal Development Department. Prior to his employment with the Tribe, Mr. Quidgeon served as Chairman of the Mohegan Information Technology Group, a limited liability company that is majority-owned by the Tribe.
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
Mario C. Kontomerkos—Mr. Kontomerkos was appointed Chief Financial Officer of the Authority in September 2011. Prior to his employment with the Authority, Mr. Kontomerkos served as Corporate Vice President of Finance at Penn National Gaming, Inc. from March 2010 to July 2011. Mr. Kontomerkos previously served as a senior investor at Magnetar Capital, LLC, an investment management company, from July 2007 to May 2009, and a research analyst for the gaming and lodging industries at J.P. Morgan Securities from May 2005 to May 2007.
Robert J. Soper—Mr. Soper was appointed President and Chief Executive Officer of Mohegan Sun on October 22, 2012. Mr. Soper previously served as the President and General Manager of Mohegan Sun at Pocono Downs from 2005 to 2012, Senior Vice President of Administration at Mohegan Sun from 2001 to 2005 and Senior Attorney at the Tribe from 1997 to 2001.
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
Role of the Compensation Committee and Senior Management
Our nine-member Management Board, whose members also comprise the Tribal Council, serves as our Compensation Committee and has final authority over the design, negotiation and implementation of our executive compensation program. As discussed below, Mr. Etess, along with other of our senior and executive level employees, have taken the leading roles in the design of our executive compensation program. In addition, acting within the boundaries of our annual budget, as approved by the Management Board, Mr. Etess and other of our senior and executive level employees determine the base salaries and cash-based incentive opportunities offered to our executives.
Elements of Compensation
Historically, compensation offered to our named executive officers, or NEOs, consisted of annual compensation, in the form of base salaries and employee benefits/perquisites, and cash-based incentive compensation, in the form of an annual cash bonus opportunity. We have traditionally also offered our NEOs the opportunity to defer all or a portion of their annual cash compensation under a deferred compensation plan, or DCP, and participate in The Mohegan Retirement and 401(k) Plan, both of which are sponsored by the Tribe.
In fiscal 2009, as a result of declines in business volumes and uncertainties in the financial markets, we undertook a series of initiatives to reduce expenditures. Among those initiatives was the implementation of a company-wide cost containment program, which included, among other things, employee salary rollbacks, suspension of all annual and merit-based compensation increases, suspension of employer-matching 401(k) contributions and funding of other contributions to the Mohegan Retirement and 401(k) Plan and suspension of annual cash bonuses. In July 2012, we recommenced annual compensation increases and employer-matching 401(k) contributions of 50% of the first 3% of an employee's contributions. The following presents additional information relating to the elements of compensation offered to our NEOs in fiscal 2012:
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
In fiscal 2009, we entered into an amended employment agreement with Mr. Etess providing for a base salary and employee benefits that, when combined, provide total compensation reflecting our need to compete for, and retain, management talent in a competitive environment. Recognizing the declines in our business volumes, the amended employment agreement reflects, among other things, the agreement by Mr. Etess to forgo his fiscal 2009 annual salary increase and a 10% reduction in salary. In fiscal 2009, we also entered into an employment agreement with Mr. Soper, which provides Mr. Soper with competitive compensation. In fiscal 2011, Mr. Soper's employment agreement was extended to June 30, 2013. In fiscal 2011, we also entered into an employment agreement with Mr. Kontomerkos, which provides Mr. Kontomerkos with competitive compensation.
Employee Benefits
Our NEOs receive certain employee benefits. In fiscal 2012, these benefits included health insurance, dental and vision coverage, prescription drug plans, long-term disability care and flexible spending accounts. In addition, as of July 2012, our NEO's were provided the opportunity to receive annual compensation increases and employer-matching 401(k) contributions of 50% of the first 3% of their contributions under the Mohegan 401(k) plan. All of our NEOs receive payment of premiums for supplemental long-term disability policies.
Incentive Compensation
We have historically offered our NEOs cash-based incentive compensation in the form of an annual cash bonus opportunity. However, due to the implementation of our company-wide cost containment program, we suspended substantially all annual cash bonuses to employees and such suspension continued through fiscal 2012.
Compensation Committee Report
Our nine-member Management Board serves as our Compensation Committee. The Management Board met with us to review and discuss the preceding Compensation Discussion and Analysis. Based on such review and discussion, the Management Board approved this Compensation Discussion and Analysis and authorized its inclusion in this Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
Management Board
The members of the Management Board, as of the date of this filing, are as follows: Bruce S. Bozsum, Ralph James Gessner, Jr., Cheryl A. Todd, Kathleen M. Regan-Pyne, Thayne D. Hutchins, Jr., Mark F. Brown, William Quidgeon, Jr., Jonathan S. Hamilton, Sr. and Mark M. Sperry.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Base Salary	Cash Bonus	Non-Equity Incentive Compensation	All Other Compensation (4)	Total
Mitchell Grossinger Etess	2012	$1,367,699	$—	$—	$9,886	$1,377,585
Chief Executive Officer,	2011	$1,358,292	$—	$—	$11,586	$1,369,878
Mohegan Tribal Gaming Authority	2010	$1,358,292	$—	$—	$11,440	$1,369,732

Mario C. Kontomerkos (1)	2012	$675,389	$—	$—	$511	$675,900
Chief Financial Officer,	2011	$25,962	$—	$—	$100,000	$125,962
Mohegan Tribal Gaming Authority

Robert J. Soper (2)	2012	$466,206	$—	$—	$30,214	$496,420
President and Chief Executive Officer,	2011	$453,434	$—	$—	$30,381	$483,815
Mohegan Sun	2010	$423,687	$—	$—	$21,880	$445,567

Jeffrey E. Hartmann (3)	2012	$1,293,724	$—	$—	$7,836	$1,301,560
Former President and Chief Executive Officer,	2011	$1,285,566	$—	$—	$9,025	$1,294,591
Mohegan Sun	2010	$1,285,566	$—	$—	$8,923	$1,294,489
 ________________________

(1)	Appointed Chief Financial Officer of the Mohegan Tribal Gaming Authority on September 1, 2011.

(2)	Appointed President and Chief Executive Officer of Mohegan Sun on October 22, 2012.

(3)	Ceased employment as President and Chief Executive Officer of Mohegan Sun on September 26, 2012.

(4)	Amounts reported in this column are comprised of the following:

All Other Compensation Details

Name	Fiscal Year	Life Insurance (1)	Taxes on Life Insurance (2)	Long-Term Disability (3)	Vacation Payout (4)	Moving Allowance (5)	Total
Mitchell Grossinger Etess	2012	$—	$—	$9,886	$—	$—	$9,886
	2011	$1,065	$635	$9,886	$—	$—	$11,586
	2010	$1,065	$489	$9,886	$—	$—	$11,440

Mario C. Kontomerkos	2012	$—	$—	$511	$—	$—	$511
	2011	$—	$—	$—	$—	$100,000	$100,000

Robert J. Soper	2012	$—	$—	$—	$30,214	$—	$30,214
	2011	$—	$—	$—	$30,381	$—	$30,381
	2010	$—	$—	$—	$21,880	$—	$21,880

Jeffrey E. Hartmann	2012	$—	$—	$7,836	$—	$—	$7,836
	2011	$745	$444	$7,836	$—	$—	$9,025
	2010	$745	$342	$7,836	$—	$—	$8,923
 ________________________

(1)	Premium payments on life insurance policies owned by individuals.

(2)	Reimbursements for payments of income taxes pertaining to certain life insurance benefits.

(3)	Premium payments on long-term disability policies.

(4)	Payout of vacation time for cash.

(5)	Employer payment of moving expenses.

Non-Qualified Deferred Compensation

We offer our NEOs the opportunity to participate in the DCP. The DCP is a non-qualified plan that allows our executives the opportunity to defer all or a portion of their annual cash compensation. We do not make contributions to the DCP on behalf of our NEOs. The following table presents each NEO activity within the DCP for the fiscal year ended September 30, 2012.

Name	Employee Contributions	Employer Contributions	Aggregate Additions/ Earnings	Aggregate Withdrawals/ Distributions	Balance September 30, 2012
Mitchell Grossinger Etess	$766,601	$—	$361,087	$(744,864)	$5,154,311
Mario C. Kontomerkos	$—	$—	$—	$—	$—
Robert J. Soper	$—	$—	$—	$—	$—
Jeffrey E. Hartmann	$766,838	$—	$1,099,699	$(255,576)	$7,914,633
The amounts deferred by each NEO are deemed to be invested in the fund(s) designated by each NEO from among a number of funds offered under the DCP. NEOs may change their investment selections from time to time. The following funds were available under the DCP, as of the date of this filing:

Schwab Value Advantage Money	American Beacon Lg Cap Value	PIMCO Emerging Local Bond Adm
PIMCO Total Return Instl	Prudential Jennison Utility A	Schwab S&P 500 Index
T. Rowe Price Health Sciences	Lazard Emerging Markets Equity	Columbia Small Cap Value II Z
BlackRock Global Allocation Instl	Allianz RCM Technology Instl	Dreyfus Bond Market Index Basic
Fidelity High Income	Wells Fargo Advantage Emerging	Fidelity Spartan Extended Mkt
Morgan Stanley Inst Mid Cap	Sentinel Common Stock A	American Century Infl-Adj Bond
Cohen & Steers Realty Shares	Columbia Mid Cap Value Z	Dreyfus Intl Stock Index
T. Rowe Price Blue Chip Gr R	Thornburg International Value I
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
Potential Payments and Benefits upon Termination or Change in Control
The following table presents potential payments to our NEOs in the event of a termination of employment, based on the terms of their employment agreements, as described below. The amounts presented represent our estimate of potential payments to our NEOs upon their termination, assuming, in each case, that termination occurred on September 30, 2012, the last day of fiscal 2012. Actual payments can only be determined at the time of the NEO's separation from the company.

	Base Salary	Medical Benefits	Penalty Payment	Total
Mitchell Grossinger Etess
Termination without cause	$3,857,594	$14,785	$250,000	$4,122,379
Termination due to medical disability (1)	$701,381	$1,402,762	$—	$2,104,143
Change of Control (2)	$—	$—	$—	$—

Mario C. Kontomerkos
Termination without cause	$1,518,750	$15,127	$—	$1,533,877
Termination due to medical disability (1)	$337,500	$675,000	$—	$1,012,500
Change of Control (2)	$—	$—	$—	$—

Robert J. Soper
Termination without cause	$340,076	$16,457	$—	$356,533
Termination due to medical disability (1)	$226,717	$453,434	$—	$680,151
Change of Control	$340,076	$16,457	$—	$356,533
  ________________________

(1)
Under the NEOs employment agreements, upon termination without cause, we are required to continue to provide medical benefits for a period of one year following such termination. Upon termination due to medical disability we are required to continue to provide the NEOs annual base salaries and medical benefits for a period of 180 days; thereafter, if we choose to suspend the NEOs employment or the NEOs are deemed permanently disabled, we are required to provide disability insurance coverage of 50% of the NEOs annual base salaries, except for Mr. Etess for whom we are required to provide disability insurance coverage of 50% of his Disability Annual Salary, as defined, for a period of two years commencing at termination or suspension of the NEOs employments.

(2)	Each NEO’s employment agreement contains a "No Change of Control" provision due to our sovereignty.

Employment Agreements

Mr. Etess. Mr. Etess's amended and restated employment agreement commenced as of January 1, 2012 and expires on June 30, 2015. The agreement provides for an annual base salary of $1,361,904, subject to an increase to $1,402,762 as of July 1, 2012, and thereafter subject to increases as determined by us. The agreement contains an automatic renewal for an additional three-year term unless either party provides notice to the other on or before one year prior to the end of the agreement's stated term of an intention to terminate at the stated termination date. We may terminate Mr. Etess's employment for “cause,” defined as: (1) the violation of the non-competition, non-solicitation and non-disclosure covenants contained in the employment agreement; (2) the loss or suspension by the State of Connecticut of Mr. Etess's license for Class III gaming for a period of thirty (30) consecutive days; (3) conviction of any crime committed involving fraud, theft or moral turpitude; or (4) an intentional material breach of Mr. Etess's obligations under his employment agreement. In the event that we terminate the agreement for cause, Mr. Etess is entitled to no further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Etess is entitled to receive severance payments in the amounts of his annual base salary from the date of termination to the expiration of the employment agreement in amounts and at the same intervals as would have been paid had Mr. Etess's employment continued. Should we terminate his employment other than for cause, Mr. Etess may withdraw his deferred compensation and, in turn, we have agreed, under certain circumstances outlined in the employment agreement, to pay the penalty for early withdrawal of his deferred compensation, in amounts not to exceed the maximum balances outlined in the employment agreement. Additionally, in the event of termination other than for cause, we have agreed to pay amounts, if any, of income taxes payable by Mr. Etess in connection with any penalty payments made by us in amounts not to exceed the maximum balances outlined in the employment agreement.

Mr. Kontomerkos. Mr. Kontomerkos's employment agreement commenced as of September 1, 2011 and expires on

December 31, 2014. Mr. Kontomerkos's agreement provides for an annual base salary of $675,000, subject to annual increases commencing January 1, 2013, as determined by us. The agreement is subject to automatic renewal for an additional term of three years unless either party provides notice to the other on or before the 180th day prior to the end of the agreement's stated term of an intention to terminate at the stated termination date. Under the employment agreement, we may terminate Mr. Kontomerkos's employment for cause, as defined above. In the event that we terminate Mr. Kontomerkos for cause, he is not entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Kontomerkos is entitled to receive severance payments in amounts of his annual base salary from the date of termination to the expiration of his employment agreement in the same amounts and at the same intervals as would have been paid had his employment continued.

Mr. Soper. Mr. Soper's amended employment agreement commenced effective January 1, 2009 and expires on June 30, 2013, and provides for an original annual base salary of $385,679, which annual base salary was increased pursuant to the terms of Mr. Soper's employment agreement by 13% as of January 1, 2010. Mr. Soper's annual base salary under his employment agreement, as amended, is currently subject to increases pursuant to our Compensation Performance Review Program. The Agreement, as amended, is subject to automatic renewal for an additional term of two years unless either party gives the other notice of its intent to terminate no later than 180 days prior to the end of the term. Under the agreement, we may terminate Mr. Soper's employment for cause, substantially as defined above. In the event that we terminate Mr. Soper for cause, he is not entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Soper is entitled to receive severance payments in amounts of his annual base salary from the date of termination to the expiration of his employment agreement, except in the event of a sale of the business. In such event, if Mr. Soper is not employed in substantially the same position at the same compensation by the purchaser of the business or by another casino operated directly or indirectly by us, Mr. Soper is entitled to receive severance payments in amounts of his annual base salary from the date of termination and for a period equal to the lesser of: (1) one year, or (2) through the expiration of his employment agreement (without regard to any renewal right after the date of termination). Mr. Soper's severance payments shall be payable in the same amounts and at the same intervals as would have been paid had his employment continued.

Mr. Hartmann. As of September 27, 2012, Mr. Hartmann resigned from his position as President and Chief Executive Officer of Mohegan Sun and the parties mutually agreed to terminate his employment agreement.
Compensation of Management Board
The following table presents data related to compensation of current members of the Management Board for the fiscal year ended September 30, 2012.

Name	Fees Earned	All Other Compensation (1)	Total
Bruce S. Bozsum	$175,446	$272	$175,718
Ralph James Gessner, Jr.	$159,496	$247	$159,743
Cheryl A. Todd	$127,597	$198	$127,795
Kathleen M. Regan-Pyne	$127,597	$198	$127,795
Thayne D. Hutchins, Jr.	$127,597	$198	$127,795
Mark F. Brown	$172,591	$501	$173,092
William Quidgeon, Jr.	$127,597	$198	$127,795
Jonathan S. Hamilton, Sr.	$127,597	$198	$127,795
Mark M. Sperry (2)	$125,143	$198	$125,341
____________________

(1)	Represents payment of premiums on life insurance policies of which the member is the owner.

(2)	Term commenced October 3, 2011.
Members of the Management Board are paid annual salaries by the Tribe for their services as members of the Tribal Council. Due to the dual roles of these individuals in our governance and Tribe's, we are obligated to fund a portion of their compensation pursuant to an arrangement established at the time of Mohegan Sun's inception. In fiscal 2012, we were obligated to fund 60% of each member's annual compensation. This allocation was determined based on the amount of time members acted in their capacity as the Management Board as opposed to their capacity as the Tribal Council. We believe that members activities in fiscal 2013 will be consistent with fiscal 2012 activities and as such we expect to fund 60% of their fiscal 2013 compensation.

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
Distributions to the Tribe associated with the priority distribution agreement totaled $18.8 million, $18.3 million and $18.0 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. Additional distributions to the Tribe, in compliance with restrictive financial covenants under our bank credit facilities, line of credit and note indentures and exclusive of priority distributions, totaled $34.2 million, $28.8 million and $43.5 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.
Services
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. We incurred expenses for such services totaling $27.0 million, $27.2 million and $28.0 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.
We purchase most of our utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. We incurred costs for such utilities totaling $18.7 million, $21.5 million and $24.4 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.
2009 Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, LLC, or the 2009 Mohegan Tribe promissory note. The 2009 Mohegan Tribe promissory note was amended in March 2012 to extend the maturity date to September 30, 2014. As amended, the 2009 Mohegan Tribe promissory note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly in the amount of $1.2 million, commencing December 31, 2013 and continuing through June 31, 2014, with the balance of accrued and unpaid interest due at maturity. Principal outstanding under the 2009 Mohegan Tribe promissory note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 and continuing through September 30, 2013 and (ii) $875,000 per quarter, commencing December 31, 2013. We incurred interest expense associated with the 2009 Mohegan Tribe promissory note totaling $1.2 million, $1.5 million and $1.5 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.
2012 Mohegan Tribe Minor's Trust Promissory Note

In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan, LLC, or the 2012 Mohegan Tribe Minor's Trust promissory note, the proceeds of which were used to repay, among other things, the Salishan-Mohegan bank credit facility. The 2012 Mohegan Tribe Minor's Trust promissory note matures on March 31, 2016. The 2012 Mohegan Tribe Minor's Trust promissory note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly, commencing June 30, 2012. Principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 and continuing through September 30, 2014 and (ii) $1.5 million per quarter, commencing December 31, 2014 and continuing to maturity. We incurred interest expense associated with the 2012 Mohegan Tribe Minor's Trust promissory note totaling $1.0 million for the fiscal year ended September 30, 2012.
Mohegan Tribe Credit Facility

In 2011, the Tribe provided Salishan-Mohegan, LLC with a $1.75 million revolving credit facility, or the Mohegan Tribe credit facility. The Mohegan Tribe credit facility was amended in March 2012 to extend the maturity date to September 30, 2013 and reduce the borrowing capacity to $1.45 million. The Mohegan Tribe credit facility accrues interest at an annual rate of 15.0% payable at maturity. As amended, principal outstanding under the Mohegan Tribe credit facility amortizes at a rate of $362,500 per quarter, commencing December 31, 2012. As of September 30, 2012, the Mohegan Tribe credit facility was fully drawn. We incurred interest expense associated with the Mohegan Tribe credit facility totaling $202,000 and $47,000 for the fiscal years ended September 30, 2012 and 2011, respectively.
Leases
We lease the land on which Mohegan Sun is located from the Tribe under a long-term lease agreement. The agreement requires us to make a nominal annual rental payment. This lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration. In addition, in July 2008, we entered into a land lease agreement with the Tribe, replacing a prior land lease agreement, relating to property located adjacent to the Tribe's reservation that is utilized by Mohegan Sun for employee parking. This agreement requires us to make monthly payments equaling $75,000 until maturity on June 30, 2018. We classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease. Additionally, we previously leased a building located adjacent to Mohegan Sun from the Tribe. In September 2010, the Tribe contributed this building to us. We recorded this asset contribution as a capital contribution at its book value of $5.5 million. We expensed $50,000 relating to the previous lease for the fiscal year ended September 30, 2010.
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
As of September 30, 2012, we employed approximately 125 members of the Tribe.

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

Item 14. Principal Accounting Fees and Services.
The following table presents the aggregate fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP:

	Fiscal 2012	Fiscal 2011
Audit fees	$918,100	$923,300
Audit-related fees	50,000	—
Tax fees	4,500	4,500
All other fees	3,000	3,000
Total	$975,600	$930,800

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
A(1). Financial Statements
The following financial information appear in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference in Part II, Item 8:

A(2). Financial Statement Schedules
The following schedule appears on page S-1 in this Annual Report on Form 10-K and is incorporated by reference herein:
Schedule II—Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 2012, 2011 and 2010.
All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.
A(3). Exhibits
The exhibits to this Annual Report on Form 10-K are listed on the exhibit index, which appears elsewhere herein and is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on December 21, 2012.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/s/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman, Management Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 21, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of
the Mohegan Tribal Gaming Authority:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of the Mohegan Tribal Gaming Authority and its subsidiaries (the "Authority") at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), Schedule II-Valuation and Qualifying Accounts and Reserves, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Authority's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, CT
December 21, 2012

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$114,084	$112,174
Restricted cash	47,865	2,002
Receivables, net	26,556	20,471
Inventories	14,438	14,028
Other current assets	28,315	27,227
Total current assets	231,258	175,902
Non-current assets:
Property and equipment, net	1,490,398	1,529,595
Goodwill	39,459	39,459
Other intangible assets, net	405,928	406,338
Other assets, net	86,664	51,902
Total assets	$2,253,707	$2,203,196
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$19,787	$800,250
Current portion of relinquishment liability	63,312	67,911
Due to Mohegan Tribe	9,950	10,850
Current portion of capital leases	3,385	707
Trade payables	12,674	17,452
Construction payables	5,063	8,892
Accrued interest payable	46,362	28,580
Other current liabilities	149,980	132,949
Total current liabilities	310,513	1,067,591
Non-current liabilities:
Long-term debt, net of current portion	1,646,564	819,316
Relinquishment liability, net of current portion	57,470	110,348
Due to Mohegan Tribe, net of current portion	21,500	—
Capital leases, net of current portion	5,440	4,635
Other long-term liabilities	2,957	2,582
Total liabilities	2,044,444	2,004,472
Commitments and Contingencies
Capital:
Retained earnings	208,681	196,403
Mohegan Tribal Gaming Authority capital	208,681	196,403
Non-controlling interests	582	2,321
Total capital	209,263	198,724
Total liabilities and capital	$2,253,707	$2,203,196
The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2012	September 30, 2011	September 30, 2010
Revenues:
Gaming	$1,254,558	$1,289,656	$1,286,518
Food and beverage	92,149	91,072	96,588
Hotel	39,609	35,892	38,261
Retail, entertainment and other	112,194	110,568	118,259
Gross revenues	1,498,510	1,527,188	1,539,626
Less-Promotional allowances	(99,197)	(108,809)	(117,664)
Net revenues	1,399,313	1,418,379	1,421,962
Operating costs and expenses:
Gaming	771,909	790,451	820,274
Food and beverage	44,949	41,515	45,345
Hotel	14,293	12,996	13,770
Retail, entertainment and other	40,723	34,846	37,454
Advertising, general and administrative	198,171	201,992	206,099
Corporate	17,379	16,704	18,260
Depreciation and amortization	85,030	90,032	97,289
Loss on disposition of assets	353	—	—
Severance	12,521	244	9,865
Pre-opening	—	—	2,782
Impairment of Project Horizon	—	—	58,079
Relinquishment liability reassessment	(11,439)	(8,805)	(26,512)
Total operating costs and expenses	1,173,889	1,179,975	1,282,705
Income from operations	225,424	238,404	139,257
Other income (expense):
Accretion of discount to the relinquishment liability	(8,248)	(11,366)	(15,426)
Interest income	4,492	2,732	2,755
Interest expense, net of capitalized interest	(146,057)	(117,710)	(116,784)
Loss on early exchange and extinguishment of debt	(14,326)	—	(1,584)
Write-off of debt issuance costs	—	—	(338)
Other expense, net	(44)	(217)	(426)
Total other expense	(164,183)	(126,561)	(131,803)
Net income	61,241	111,843	7,454
Loss attributable to non-controlling interests	2,019	2,134	2,258
Net income attributable to Mohegan Tribal Gaming Authority	$63,260	$113,977	$9,712

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, September 30, 2009	$179,685	$175,855	$3,830
Contributions from Mohegan Tribe	5,487	5,409	78
Contributions from members	918	—	918
Net income (loss)	7,454	9,712	(2,258)
Distributions to Mohegan Tribe	(61,500)	(61,500)	—
Balance, September 30, 2010	132,044	129,476	2,568
Contributions from members	1,887	—	1,887
Net income (loss)	111,843	113,977	(2,134)
Distributions to Mohegan Tribe	(47,050)	(47,050)	—
Balance, September 30, 2011	198,724	196,403	2,321
Cumulative-effect of adoption of amendments to ASC 924 regarding jackpot liabilities	1,968	1,968	—
Contributions from members	280	—	280
Net income (loss)	61,241	63,260	(2,019)
Distributions to Mohegan Tribe	(52,950)	(52,950)	—
Balance, September 30, 2012	$209,263	$208,681	$582

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2012	September 30, 2011	September 30, 2010
Cash flows provided by (used in) operating activities:
Net income	$61,241	$111,843	$7,454
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	85,030	90,032	97,289
Relinquishment liability reassessment	(11,439)	(8,805)	(26,512)
Accretion of discount to the relinquishment liability	8,248	11,366	15,426
Cash paid for accretion of discount to the relinquishment liability	(9,028)	(12,381)	(16,675)
Loss on early exchange and extinguishment of debt	14,326	—	1,584
Amortization of debt issuance costs	8,743	7,150	7,206
Accretion of bond discount	1,244	661	546
Amortization of net deferred gain on settlement of derivative instruments	(255)	(467)	(467)
Provision for losses on receivables	3,189	3,128	2,551
Loss on disposition of assets	353	241	853
Impairment of Project Horizon	—	—	58,079
Write-off of debt issuance costs	—	—	338
Forgiveness of Menominee Kenosha Gaming Authority Promissory Note	—	—	(600)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(7,676)	1,470	(2,935)
(Increase) decrease in inventories	(410)	491	1,031
(Increase) decrease in other assets	(4,859)	(4,804)	155
Decrease in trade payables	(4,778)	(823)	(1,625)
Increase (decrease) in other liabilities	33,068	(4,824)	26,808
Net cash flows provided by operating activities	176,997	194,278	170,506
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of decrease in construction payables of $3,829, $5,516 and $4,551, respectively	(47,471)	(51,993)	(48,095)
Proceeds from Commonwealth of Pennsylvania’s facility improvement grant	2,000	—	1,000
Issuance of third-party loans and advances	(923)	(748)	(1,054)
Payments received on third-party loans	146	250	221
(Increase) decrease in restricted cash, net	(45,231)	106	312
Proceeds from asset sales	143	208	37
Payment of table game certificate fee	—	—	(16,500)
Net cash flows used in investing activities	(91,336)	(52,177)	(64,079)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	154,000	431,000	368,000
Bank Credit Facility repayments - revolving loan	(289,000)	(423,000)	(407,000)
Bank Credit Facility repayments - term loan	(3,000)	—	(147,000)
Term Loan Facility borrowings, net of discount	220,500	—	—
Line of Credit borrowings	225,215	525,913	531,580
Line of Credit repayments	(225,215)	(533,300)	(536,373)
Borrowings from Mohegan Tribe	20,600	850	—
Proceeds from issuance of Second Lien Senior Secured Notes, net of discount	—	—	192,468
Payments on long-term debt	(66,454)	(3,010)	(1,000)
Salishan-Mohegan Bank Credit Facility borrowings - revolving loan	—	250	1,750
Salishan-Mohegan Bank Credit Facility repayments - revolving loan	(15,250)	—	—
Downs Lodging Credit Facility borrowings - term loan	45,000	—	—
Principal portion of relinquishment liability payments	(45,258)	(42,644)	(39,939)
Distributions to Mohegan Tribe	(52,950)	(47,050)	(61,500)
Payments of financing fees	(51,513)	(4,032)	(8,179)
Payments on capital lease obligations	(706)	(688)	(919)
Non-controlling interest contributions	280	1,887	918
Net cash flows used in financing activities	(83,751)	(93,824)	(107,194)
Net increase (decrease) in cash and cash equivalents	1,910	48,277	(767)
Cash and cash equivalents at beginning of year	112,174	63,897	64,664

Cash and cash equivalents at end of year	$114,084	$112,174	$63,897
Supplemental disclosures:
Cash paid during the year for interest	$118,225	$108,635	$99,072
Capital lease	$4,189	$—	$—
Non-cash asset contribution from Mohegan Tribe	$—	$—	$5,487
The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION:
The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe” or the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Tribe is a federally-recognized Indian tribe with an approximately 544-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988 (“IGRA”), federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut entered into a compact (the “Mohegan Compact”), which was approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. In October 1996, the Authority opened Mohegan Sun, a gaming and entertainment complex situated on a 185-acre site on the Tribe's reservation. The Authority is governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in the Authority's Management Board.
As of September 30, 2012, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”), MTGA Gaming, LLC (“MTGA Gaming”), Downs Lodging, LLC ("Downs Lodging") and Mohegan Gaming Advisors, LLC ("Mohegan Gaming Advisors"). MBC owns and operates the Connecticut Sun, a professional basketball team in the Women's National Basketball Association (the “WNBA”). MBC currently owns a 4.2% membership interest in WNBA, LLC. Mohegan Golf owns and operates the Mohegan Sun Country Club at Pautipaug golf course in Southeastern Connecticut (“Mohegan Sun Country Club”). Downs Lodging, an unrestricted subsidiary of the Authority, was formed to develop, finance and build Project Sunlight, a hotel and convention center to be located at Mohegan Sun at Pocono Downs. Mohegan Gaming Advisors, an unrestricted subsidiary of the Authority, was formed to pursue gaming opportunities outside the State of Connecticut, including management contracts and consulting agreements for casino and entertainment properties in the United States. Mohegan Gaming Advisors holds 100% membership interests in MGA Holding NJ, LLC and MGA Gaming NJ, LLC (collectively, the "Mohegan New Jersey Entities"). The Mohegan New Jersey Entities were formed to pursue management contracts and consulting agreements in the State of New Jersey. In October 2012, MGA Holding NJ, LLC acquired a 10% ownership interest in Resorts Casino Hotel in Atlantic City, New Jersey ("Resorts Atlantic City").
MCV-PA holds a 0.01% general partnership interest in each of Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P. (collectively, along with MCV-PA, the “Pocono Downs Subsidiaries”), while the Authority holds the remaining 99.99% limited partnership interest in each entity. Downs Racing, L.P. (“Downs Racing”) owns and operates Mohegan Sun at Pocono Downs, a gaming and entertainment facility situated on a 400-acre site in Plains Township, Pennsylvania, and several off-track wagering facilities located elsewhere in Pennsylvania (collectively, the “Pennsylvania Facilities”). The Authority views Mohegan Sun and the Pennsylvania Facilities as two separate operating segments.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
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
Revisions
The Authority's operating results for the fiscal year ended September 30, 2012 reflect adjustments to increase interest income by $1.1 million and reserves for doubtful collection of long-term receivables by $326,000 relating to unrecorded interest income and the related receivables and reserves in connection with reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project that were not recorded during fiscal 2007, 2008, 2009, 2010, 2011 and 2012, and interim periods within those fiscal years. Because amounts involved were not material to the Authority’s financial statements in any individual prior period, and the cumulative amount was not material to operating results for the fiscal year ended September 30, 2012, the Authority recorded the cumulative effect of correcting these items during the fiscal year ended September 30, 2012.
During the fiscal year ended September 30, 2011, the Authority recorded an adjustment of $3.7 million to reduce cash and cash equivalents and slot revenues that were incorrectly recorded during fiscal 2005, 2006 and 2007, and interim periods within those fiscal years. Because amounts involved were not material to the Authority’s financial statements in any individual prior period, and the cumulative amount was not material to operating results for the fiscal year ended September 30, 2011, the Authority recorded the cumulative effect of correcting these items during the fiscal year ended September 30, 2011.

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
Restricted Cash
Restricted cash consists of deposits that are contractually restricted as to their withdrawal or use. Restricted cash primarily includes cash held by Downs Lodging which use is restricted to payments for construction expenditures in connection with Project Sunlight, including construction period interest and expenses.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-Term Receivables
Long-term receivables consist primarily of receivables from affiliates and tenants.
Receivables from affiliates, which are included in other assets, net, in the accompanying consolidated balance sheets, consist primarily of reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project (refer to Note 12) and WTG on behalf of the Menominee Tribe for the Menominee Project (refer to Note 13). The Salishan-Mohegan receivables are payable upon: (1) the receipt of necessary financing for the development of the proposed casino, and (2) the related property being taken into trust by the United States Department of the Interior. Due to the uncertainty in the development of the Cowlitz Project, the Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Authority's estimate of the probability that the receivables will be collected. The Authority assesses the reserve for doubtful collection of the Salishan-Mohegan receivables for adequacy on a quarterly basis. Future developments in the receipt of financing, the relevant land being taken into trust or other matters affecting the Cowlitz Project could affect the collectability of the Salishan-Mohegan receivables and the related reserve. The WTG receivables are fully reserved. The WTG receivables are payable upon the receipt of necessary financing for the development of the proposed casino, subject to certain conditions.
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
The following table presents a reconciliation of long-term receivables and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates (1)	Tenants	Total
Balance, September 30, 2011	$46,561	$1,285	$47,846
Additions:
Issuance of affiliate advances and tenant loans (2)	5,674	—	5,674
Deductions:
Payments received	—	(146)	(146)
Balance, September 30, 2012	$52,235	$1,139	$53,374
__________

(1)
Includes interest receivable of $18.4 million and $22.9 million as of September 30, 2011 and 2012, respectively. The WTG receivables no longer accrue interest pursuant to a release and reimbursement agreement entered into in September 2010.

(2)	Includes adjustment to increase long-term receivables by $1.1 million, which related to prior periods.

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Tenants	Total
Balance, September 30, 2011	$20,201	$78	$20,279
Additions:
Charges to bad debt expense (1)	1,606	—	1,606
Deductions:
Adjustments	—	(8)	(8)
Balance, September 30, 2012	$21,807	$70	$21,877
__________

(1)	Includes adjustment to increase reserves for doubtful collection of long-term receivables by $326,000, which related to prior periods.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Property and equipment are assessed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If it is determined that the carrying amounts may not be recoverable based on current and future levels of income and cash flows, as well as other factors, an impairment loss will be recognized at such time. As of September 30, 2012 and 2011, the Authority assessed its property and equipment for impairment and determined that no impairment existed. In fiscal 2010, the Authority determined that certain assets related to the suspended elements of its Project Horizon expansion did not have any future benefit to the Authority. Accordingly, the Authority recognized a $58.1 million impairment charge, which was recorded in the accompanying consolidated statement of income for the fiscal year ended September 30, 2010 (refer to Note 4).
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
Goodwill
In accordance with authoritative guidance issued by the FASB pertaining to goodwill, the goodwill associated with the acquisition of the Pennsylvania Facilities is not subject to amortization, but is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania Facilities, exclusive of capital expenditures requirements. If the carrying value of the goodwill exceeds its fair value, an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds its implied fair value. The income approach requires the Authority to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a market multiple of the Pennsylvania Facilities. As of September 30, 2012 and 2011, the Authority assessed the goodwill for impairment and determined that no impairment existed. If any of the following occurs, the goodwill may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania Facilities are not met; (2) if the discount rate increases; (3) if terminal growth rates decrease; or (4) if market multiples decrease.
Other Intangible Assets
Intangible assets relate primarily to the Pennsylvania Facilities, Mohegan Sun, MBC and Mohegan Golf.
In connection with the acquisition of the Pennsylvania Facilities, the Authority recorded a slot machine license intangible asset of $214.0 million. In October 2006, a one-time slot machine license fee of $50.0 million was paid to the Pennsylvania Gaming Control Board (the “PGCB”) and added to the existing slot machine license intangible asset. In June 2010, a one-time table game certificate fee of $16.5 million was paid to the PGCB and classified as an intangible asset. The slot machine license and table game certificate intangible assets, with indefinite useful lives, are assessed as a single unit of accounting at least annually for impairment by comparing the fair value of the recorded assets to their carrying value. Their fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania Facilities, exclusive of a required rate of return of all other assets and exclusive of capital expenditures requirements. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires the Authority to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a perpetual growth rate of the Pennsylvania Facilities. As of September 30, 2012 and 2011, the Authority assessed the intangible assets for impairment and determined that no impairment existed. If any of the following occurs, the intangible assets may be impaired and subject to

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania Facilities are not met; (2) if the discount rate increases; or (3) if the terminal value decreases.

In connection with a relinquishment agreement (refer to Note 11), Trading Cove Associates (“TCA”) granted the Authority an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights, including the “Mohegan Sun” name. The Mohegan Sun trademark intangible asset of $119.7 million is no longer subject to amortization, as it is deemed to have an indefinite useful life, and is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing the income approach – relief from royalty method based on projected revenues from Mohegan Sun and Mohegan Sun at Pocono Downs. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires the Authority to make assumptions regarding future revenues, discount rates, royalty rate and the terminal value based on a perpetual growth rate of Mohegan Sun and Mohegan Sun at Pocono Downs. As of September 30, 2012 and 2011, the Authority assessed the Mohegan Sun trademark for impairment and determined that no impairment existed. If any of the following occurs, the Mohegan Sun trademark may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows from Mohegan Sun and Mohegan Sun at Pocono Downs are not met; (2) if the discount rate increases; or (3) if the perpetual growth rate decreases.
In connection with the acquisitions of the WNBA franchise and the assets of Pautipaug Country Club Inc., the Authority recorded a franchise value intangible asset and a membership intangible asset, respectively. These intangible assets, with definite useful lives, are assessed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
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
Base Jackpots
Base jackpots represent the fixed minimum amount of payouts from slot machines for a specific combination. The Authority recognizes base jackpots as reductions to revenues when it becomes obligated to pay such jackpots.

Relinquishment Liability
In accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, the Authority recorded a relinquishment liability based on the estimated present value of its obligations under a relinquishment agreement with TCA (refer to Note 11). The Authority reassesses projected revenues and consequently the relinquishment liability: (1) annually in conjunction with its budgeting process, or (2) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment results in an overall increase in projected revenues over the relinquishment

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

period, the relinquishment liability is increased by 5% of such increase in revenues, discounted at the Authority’s risk-free rate of investment, which is an incremental layer. If the reassessment results in an overall decrease to projected revenues over the relinquishment period, the relinquishment liability is decreased by 5% of such decrease in revenues, discounted on the basis of a weighted-average discount rate, which is a decremental layer. The weighted-average discount rate is defined as the average discount rate utilized to discount all previous incremental layers weighted by the amount of each incremental layer. In addition, the Authority recognizes a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since the calculation of this liability requires a high level of estimates and judgments (including those related to projected revenues and impact and timing of future competition), future events that affect such estimates and judgments may cause the actual liability to materially differ from the current estimate.
Fair Value of Financial Instruments
The fair value amounts presented below are reported to satisfy disclosure requirements pursuant to authoritative guidance issued by the FASB pertaining to disclosures about fair values of financial instruments and are not necessarily indicative of amounts that the Authority could realize in a current market transaction.
The Authority applies the following fair value hierarchy, which prioritizes the inputs utilized to measure fair value into three levels:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets;

•
Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets or valuations based on models where the significant inputs are observable or can be corroborated by observable market data; and

•
Level 3 - Valuations based on models where the significant inputs are unobservable. The unobservable inputs reflect the Authority's estimates or assumptions that market participants would utilize in pricing such assets or liabilities.

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
The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	September 30, 2012
	Carrying Value	Fair Value
Bank Credit Facility	$397,000	$390,549
Term Loan Facility	$221,012	$229,219
2009 11 1/2% Second Lien Senior Secured Notes	$194	$211
2012 11 1/2% Second Lien Senior Secured Notes	$194,213	$210,789
2012 10 1/2% Third Lien Senior Secured Notes	$417,771	$380,172
2005 6 1/8% Senior Unsecured Notes	$15,775	$15,302
2004 7 1/8% Senior Subordinated Notes	$21,156	$17,136
2005 6 7/8% Senior Subordinated Notes	$9,654	$7,434
2012 11 % Senior Subordinated Notes	$344,190	$240,933

The estimated fair values of the Authority's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about September 30, 2012.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Promotional Allowances
The Authority operates a program, without membership fees, for patrons at Mohegan Sun, Mohegan Sun at Pocono Downs and its managed property, Resorts Atlantic City. This program provides complimentary food and beverage, hotel, retail, entertainment and other services to patrons, as applicable, based on points that are awarded for patrons’ gaming activities. Points may be utilized to purchase, among other things, items at retail stores and restaurants located within Mohegan Sun, Mohegan Sun at Pocono Downs and Resorts Atlantic City. Points also may be utilized at The Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center, as well as to purchase hotel services and tickets to entertainment events held at facilities located at Mohegan Sun, Mohegan Sun at Pocono Downs and Resorts Atlantic City. The retail value of these complimentary items is included in gross revenues when redeemed at facilities operated by the Authority and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of complimentary items redeemed at third-party outlets is charged to gaming costs and expenses.
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

The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2012	September 30, 2011	September 30, 2010
Food and beverage	$40,925	$43,710	$47,447
Hotel	14,127	14,850	15,365
Retail, entertainment and other	44,145	50,249	54,852
Total	$99,197	$108,809	$117,664

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2012	September 30, 2011	September 30, 2010
Food and beverage	$37,140	$40,803	$47,551
Hotel	7,754	8,873	9,117
Retail, entertainment and other	40,501	42,245	47,138
Total	$85,395	$91,921	$103,806

In certain circumstances, the Authority also offers discounts on patron losses and cash inducements at Mohegan Sun and Mohegan Sun at Pocono Downs, which are recognized as reductions to gaming revenues. Reductions to gaming revenues related to discounts provided on patron losses totaled $10.7 million, $9.7 million and $8.0 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. Reductions to gaming revenues related to Player’s Club points redeemed for cash totaled $1.1 million, $933,000 and $1.0 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.
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
Advertising Costs and Expenses
Production costs are expensed the first time the advertisement takes place. Prepaid rental fees associated with billboard advertisements are capitalized and amortized over the terms of the related rental agreements. Advertising costs and expenses totaled $28.2 million, $27.0 million and $29.6 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2012 and 2011, prepaid advertising was $767,000 and $8,000, respectively.

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
Severance Costs and Expenses

In September 2012, the Authority implemented a workforce reduction of approximately 330 positions in Uncasville, Connecticut, in an effort to further streamline its organization and better align operating costs with current market and business conditions. The costs associated with related post-employment severance benefits were expensed at the time the termination was communicated to the employees. In connection with this workforce reduction, the Authority incurred $12.5 million in severance charges, which were recorded in the accompanying consolidated statement of income for the fiscal year ended September 30, 2012. Cash payments commenced in October 2012 and are anticipated to be completed in September 2014. The Authority does not anticipate incurring any additional severance charges in connection with this workforce reduction, other than charges that may arise from adjustments to the initial estimates utilized under the plan. The following table presents a reconciliation of the related severance liability by business segment (in thousands):

	Mohegan Sun	Corporate	Total
Accrued severance at measurement date	$12,497	$24	$12,521
Cash payments	—	—	—
Balance, September 30, 2012	$12,497	$24	$12,521

In September 2010, the Authority implemented a 475 position reduction of its workforce in Uncasville, Connecticut. The costs associated with related post-employment severance benefits were expensed at the time the termination was communicated to the employees. Severance for the fiscal year ended September 30, 2011 resulted from adjustments to the initial estimates utilized under the workforce reduction plan. Cash payments commenced in September 2010 and were completed in March 2012. The Authority does not anticipate incurring any additional severance charges in connection with this workforce reduction. The following table presents a reconciliation of the related severance liability by business segment (in thousands):

	Mohegan Sun	Corporate	Total
Accrued severance at measurement date	$9,830	$35	$9,865
Cash payments	(29)	—	(29)
Balance, September 30, 2010	9,801	35	9,836
Adjustments	242	2	244
Cash payments	(9,830)	(37)	(9,867)
Balance, September 30, 2011	213	—	213
Cash payments	(213)	—	(213)
Balance, September 30, 2012	$—	$—	$—

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

New Accounting Standards

In July 2012, the FASB issued revised guidance pertaining to the accounting standard for indefinite-lived intangible assets. The revised guidance allows an entity the option to assess qualitative factors to determine whether it is more likely than

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

not that an indefinite-lived intangible asset is impaired before performing the two-step indefinite-lived intangible asset impairment test. The revised guidance is effective for interim and annual periods beginning after September 15, 2012; however, early adoption is permitted. The Authority adopted this guidance in its fourth quarter of fiscal 2012, and its adoption did not impact its financial position, results of operations or cash flows.

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

NOTE 3—RECEIVABLES, NET:
Receivables, net, consisted of the following (in thousands):

	September 30, 2012	September 30, 2011
Gaming	$29,231	$24,989
Hotel	1,354	1,309
Other	5,093	4,632
Subtotal	35,678	30,930
Less: reserve for doubtful collection	(9,122)	(10,459)
Total receivables, net	$26,556	$20,471

NOTE 4—PROPERTY AND EQUIPMENT, NET:
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2012	September 30, 2011
Land	$64,799	$64,799
Land improvements	96,603	85,688
Buildings and improvements	1,692,683	1,692,498
Furniture and equipment	541,506	528,085
Construction in process	20,243	22,020
Subtotal	2,415,834	2,393,090
Less: accumulated depreciation	(925,436)	(863,495)
Total property and equipment, net	$1,490,398	$1,529,595

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation expense totaled $84.5 million, $89.5 million and $96.7 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. Capitalized interest totaled $34,000 and $66,000 for the fiscal years ended September 30, 2012 and 2010, respectively. The Authority did not record any capitalized interest for the fiscal year ended September 30, 2011.
In September 2008, the Authority suspended certain elements of its Project Horizon expansion due to a slowdown in business volumes and uncertainties in the financial markets. Costs incurred on the suspended elements related to excavation and foundation work for a planned podium and new hotel tower, as well as professional fees for design and architectural work. During its fourth quarter ended September 30, 2010, the Authority re-evaluated its plans with respect to the development of the new hotel element of the project, and based on a modified plan, which encompassed a smaller hotel to be located closer to the existing hotel, determined that certain assets related to the suspended elements did not have any future benefit to the Authority. Accordingly, in fiscal 2010, the Authority recorded a related $58.1 million impairment charge. As of September 30, 2012 and 2011, assets anticipated to be utilized under the modified plan, which may include a third-party developed and owned hotel, including related capitalized interest, totaled $9.4 million and $9.2 million, respectively, and were included in construction in process. The Authority continues to evaluate its options with respect to the development of the new hotel; however, it can provide no assurance regarding if or when the modified plan will commence. Factors that the Authority will consider in determining the feasibility of the new hotel include the Authority’s financial performance, project cash flow projections, project costs, financing options, economic conditions, industry trends, demand and competition.

NOTE 5—OTHER CURRENT ASSETS AND OTHER CURRENT LIABILITIES:
Other current assets consisted of the following (in thousands):

	September 30, 2012	September 30, 2011
Non-qualified deferred compensation	$17,190	$16,697
Prepaid expenses and other miscellaneous current assets	11,125	10,530
Total other current assets	$28,315	$27,227
Other current liabilities consisted of the following (in thousands):

	September 30, 2012	September 30, 2011
Accrued payroll and related taxes and benefits	$49,064	$45,838
Combined outstanding Slot Win Contribution and free promotional slot play contribution	13,680	15,304
Accrued severance	13,228	518
Amounts due to horsemen	9,259	9,155
Other miscellaneous current liabilities	64,749	62,134
Total other current liabilities	$149,980	$132,949

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	September 30, 2012	September 30, 2011
Bank Credit Facility, due March 2015	$397,000	$535,000
Term Loan Facility, due March 2016, net of discount of $3,988	221,012	—
2009 11 1/2% Second Lien Senior Secured Notes, due November 2017, net of discount of $6 and $6,325, respectively	194	193,675
2012 11 1/2% Second Lien Senior Secured Notes, due November 2017, net of discount of $5,587	194,213	—
2012 10 1/2% Third Lien Senior Secured Notes, due December 2016	417,771	—
2005 6 1/8% Senior Unsecured Notes, due February 2013	15,775	250,000
2002 8% Senior Subordinated Notes, due April 2012	—	250,000
2004 7 1/8% Senior Subordinated Notes, due August 2014	21,156	225,000
2005 6 7/8% Senior Subordinated Notes, due February 2015	9,654	150,000
2012 11 % Senior Subordinated Notes, due September 2018	344,190	—
2009 Mohegan Tribe Promissory Note, due September 2014	10,000	10,000
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2016	20,000	—
Mohegan Tribe Credit Facility, due September 2013	1,450	850
Salishan-Mohegan Bank Credit Facility, due March 2012	—	15,250
Downs Lodging Credit Facility, due July 2016	45,000	—
Subtotal	1,697,415	1,629,775
Plus: net deferred gain on derivative instruments sold	386	641
Long-term debt, excluding capital leases	1,697,801	1,630,416
Less: current portion of long-term debt	(29,737)	(811,100)
Long-term debt, net of current portion	$1,668,064	$819,316

Maturities of long-term debt are as follows (in thousands, including current maturities):

Fiscal Years
2013	$29,725
2014	30,656
2015	404,654
2016	280,000
2017	417,771
Thereafter	544,190
Total	$1,706,996

On March 6, 2012, the Authority completed a comprehensive refinancing of its outstanding indebtedness, including the consummation of private exchange offers and consent solicitations with respect to its outstanding notes, an amendment and restatement of its bank credit facility and the execution and funding of a term loan facility (all further discussed below). Consummation of the exchange offers resulted in the issuance of approximately $961.8 million in aggregate principal amount of new notes in exchange for an equivalent principal amount of tendered and accepted old notes. The Authority incurred approximately $57.6 million in costs in connection with these refinancing transactions, consisting primarily of consulting, legal and consent fees. In accordance with authoritative guidance issued by the FASB pertaining to debt refinancing, these refinancing transactions were each considered a debt modification and approximately $14.3 million in transaction costs were written-off and recorded as a loss on early exchange of debt in the accompanying consolidated statement of income for the fiscal year ended September 30, 2012. The remaining $43.3 million in transaction costs were capitalized and included in other assets, net, in the accompanying consolidated balance sheet as of September 30, 2012 and will be amortized over the terms of the related debt.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Bank Credit Facilities

First Lien, First Out Credit Facility

On March 6, 2012, the Authority entered into a Fourth Amended and Restated Bank Credit Facility providing for a $400.0 million term loan and a revolving loan with letter of credit and borrowing capacity of up to $75.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent (the "Bank Credit Facility"). Principal outstanding on the term loan under the Bank Credit Facility is to be repaid at a rate of $1.0 million per quarter. The Bank Credit Facility matures on March 31, 2015, upon which date all outstanding balances are payable in full. As of September 30, 2012, there were $397.0 million in term loans and no revolving loans outstanding under the Bank Credit Facility. As of September 30, 2012, letters of credit issued under the Bank Credit Facility totaled $2.3 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, and after taking into account restrictive financial covenant requirements, the Authority had approximately $64.9 million of borrowing capacity under the Bank Credit Facility as of September 30, 2012.
Borrowings under the Bank Credit Facility incur interest as follows: (i) for base rate revolving loans, base rate plus an applicable margin based on a leverage-based pricing grid between 2.25% and 3.25%; (ii) for Eurodollar rate revolving loans, the applicable LIBOR rate plus an applicable margin based on a leverage-based pricing grid between 3.50% and 4.50%; (iii) for base rate term loans, base rate plus an applicable margin equal to 3.25%; and (iv) for Eurodollar rate term loans, the applicable LIBOR rate plus 4.50%. For Eurodollar rate term loans, LIBOR is subject to a 1.0% floor. There also is a fee of between 0.25% and 0.50%, based on a leverage-based pricing grid, charged on unused revolving commitments. Interest on Eurodollar rate loans is payable at the end of each applicable interest period for periods of three months or less and for loans of more than three months, each March, June, September or December that occurs after the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. As of September 30, 2012, the $397.0 million in term loans outstanding were based on the Eurodollar rate floor of 1.0% plus an applicable margin of 4.50%. The applicable margin for commitment fees was 0.50% as of September 30, 2012. As of September 30, 2012 and 2011, accrued interest, including commitment fees, on the Bank Credit Facility was $211,000 and $1.0 million, respectively.

The Authority's obligations under the Bank Credit Facility are fully and unconditionally guaranteed, jointly and severally, by the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming (collectively, the “Guarantors”). The Bank Credit Facility is collateralized by a first priority lien on substantially all of the Authority's property and assets and those of the Guarantors (other than MBC), including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land and improvements that comprise Mohegan Sun (the Authority and the Guarantors, other than MBC, are collectively referred to herein as the “Grantors”). The Grantors also are required to pledge additional assets as collateral for the Bank Credit Facility as they and future guarantor subsidiaries acquire them. The liens and security interests granted by the Grantors as security for the Authority's obligations under the Bank Credit Facility are senior in priority to the liens on the same collateral securing the Term Loan Facility (as defined below) and the 2009 Second Lien Notes, 2012 Second Lien Notes and 2012 Third Lien Notes (each as defined below and, collectively, the “Secured Notes”). The collateral securing the Bank Credit Facility constitutes substantially all of the Grantors' property and assets that secure the Term Loan Facility and the Secured Notes, but excludes certain excluded assets as defined in the Bank Credit Facility.

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
As of September 30, 2012, the Authority and the Tribe were in compliance with all respective covenant requirements under the Bank Credit Facility.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loans under the Term Loan Facility incur interest as follows: (i) for base rate loans, base rate plus 6.50% per annum and (ii) for Eurodollar rate loans, LIBOR plus 7.50% per annum. In all cases, LIBOR is subject to a 1.50% floor. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or every quarter in arrears, if an interest period exceeds three months. Interest on base rate loans is payable quarterly in arrears. As of September 30, 2012, the Authority had a $225.0 million Eurodollar rate loan outstanding, which was based on the Eurodollar rate floor of 1.50% plus an applicable margin of 7.50%. As of September 30, 2012, accrued interest on the Term Loan Facility was $1.2 million.

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

The Term Loan Facility contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Bank Credit Facility. The Term Loan Facility also includes a separate first lien leverage ratio covenant.
As of September 30, 2012, the Authority and the Tribe were in compliance with all respective covenant requirements under the Term Loan Facility.
The Authority continues to monitor revenues and expenditures to ensure continued compliance with its financial covenant requirements under both the Bank Credit Facility and the Term Loan Facility. While the Authority anticipates that it will remain in compliance with all covenant requirements under its bank credit facilities for all periods prior to maturity, it may need to increase revenues or offset any future declines in revenues by implementing further cost containment and other initiatives in order to maintain compliance with these financial covenant requirements. If the Authority is unable to satisfy its financial covenant requirements, it would need to obtain waivers or consents under the bank credit facilities; however, the Authority can provide no assurance that it would be able to obtain such waivers or consents. If the Authority is unable to obtain such waivers or consents, it would be in default under its bank credit facilities, which may result in cross-defaults under its other outstanding indebtedness and allow its lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of the Authority's outstanding indebtedness. If such acceleration were to occur, the Authority can provide no assurance that it would be able to obtain the financing necessary to repay such accelerated indebtedness.
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

On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2009 Second Lien Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2009 Second Lien Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2009 Second Lien Notes tendered and exchanged was $199.8 million. An aggregate principal amount of $200,000 of 2009 Second Lien Notes remains outstanding as of September 30, 2012. As of September 30, 2012 and 2011, accrued interest on the 2009 Second Lien Notes was $10,000 and $9.6 million, respectively.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2012 11 ½% Second Lien Senior Secured Notes

On March 6, 2012, the Authority issued $199.8 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.50% per annum (the “2012 Second Lien Notes”) in exchange for an equal amount of 2009 Second Lien Notes. The 2012 Second Lien Notes mature on November 1, 2017. The Authority may redeem the 2012 Second Lien Notes, in whole or in part, at any time prior to November 1, 2014, at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest. On or after November 1, 2014, the Authority may redeem the 2012 Second Lien Notes, in whole or in part, at a premium decreasing ratably to zero, plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Second Lien Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Second Lien Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Second Lien Notes is payable semi-annually on May 1st and November 1st, commencing November 1, 2012. As of September 30, 2012, accrued interest on the 2012 Second Lien Notes was $13.1 million.

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

2012 10 ½% Third Lien Senior Secured Notes

On March 6, 2012, the Authority issued $417.7 million Third Lien Senior Secured Notes with fixed interest payable at a rate of 10.50% per annum (the “2012 Third Lien Notes”) in exchange for $234.2 million of 2005 Senior Unsecured Notes and $183.5 million of 2002 Senior Subordinated Notes. The 2012 Third Lien Notes mature on December 15, 2016. The Authority may redeem the 2012 Third Lien Notes, in whole or in part, at any time at a price equal to 100% of the principal amount plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Third Lien Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Third Lien Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Third Lien Notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2012. As of September 30, 2012, accrued interest on the 2012 Third Lien Notes was $25.0 million.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Unsecured Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Unsecured Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2005 Senior Unsecured Notes tendered and exchanged was $234.2 million. An aggregate principal amount of $15.8 million of the 2005 Senior Unsecured Notes remains outstanding as of September 30, 2012. As of September 30, 2012 and 2011, accrued interest on the 2005 Senior Unsecured Notes was $81,000 and $1.9 million, respectively.

The 2005 Senior Unsecured Notes are uncollateralized general obligations of the Authority, and are effectively subordinated to all of the Authority's and the Guarantors' and future guarantor subsidiaries' senior secured indebtedness, including the Bank Credit Facility, Term Loan Facility, 2009 Second Lien Notes, 2012 Second Lien Notes and 2012 Third Lien Notes, to the extent of the value of the collateral securing such indebtedness. The 2005 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors. Refer to Note 16 for condensed consolidating financial information of the Authority and its Guarantor and non-guarantor entities.
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
On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2004 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 Senior Subordinated Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 Senior Subordinated Notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million of the 2004 Senior Subordinated Notes remains outstanding as of September 30, 2012. As of September 30, 2012 and 2011, accrued interest on the 2004 Senior Subordinated Notes was $148,000 and $2.0 million, respectively.
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

On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Subordinated Notes, which eliminated certain covenants

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

under the notes and related indenture. The aggregate principal amount of 2005 Senior Subordinated Notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million of the 2005 Senior Subordinated Notes remains outstanding as of September 30, 2012. As of September 30, 2012 and 2011, accrued interest on the 2005 Senior Subordinated Notes was $56,000 and $1.3 million, respectively.

2012 11% Senior Subordinated Notes

On March 6, 2012, the Authority issued $344.2 million Senior Subordinated Toggle Notes with fixed interest payable at a rate of 11% per annum (the “2012 Senior Subordinated Notes”) in exchange for $203.8 million of 2004 Senior Subordinated Notes and $140.3 million of 2005 Senior Subordinated Notes. The 2012 Senior Subordinated Notes mature on September 15, 2018. The Authority may redeem the 2012 Senior Subordinated Notes, in whole or in part, at any time, at a price equal to 100% of the principal amount plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Senior Subordinated Notes is payable semi-annually on March 15th and September 15th, commencing September 15, 2012. The initial interest payment on the 2012 Senior Subordinated Notes is payable entirely in cash. For any subsequent interest payment period through March 15, 2018, the Authority may, at its option, elect to pay interest on the 2012 Senior Subordinated Notes either entirely in cash or by paying up to 2% in 2012 Senior Subordinated Notes (“PIK Interest”). If the Authority elects to pay PIK Interest, such election will increase the principal amount of the 2012 Senior Subordinated Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of 2012 Senior Subordinated Notes on the relevant record date. As of September 30, 2012, accrued interest on the 2012 Senior Subordinated Notes was $1.7 million.

The 2012 Senior Subordinated Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

The Authority's senior subordinated notes are uncollateralized general obligations of the Authority, and are subordinated to borrowings under the Bank Credit Facility, Term Loan Facility, 2009 Second Lien Notes, 2012 Second Lien Notes, 2012 Third Lien Notes and 2005 Senior Unsecured Notes. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors. Refer to Note 16 for condensed consolidating financial information of the Authority and its Guarantor and non-guarantor entities.

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

As of September 30, 2012, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and the Authority's liquidity and covenant requirement restrictions, among other factors.
Line of Credit
As of September 30, 2012, the Authority had a $16.5 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit was amended in March 2012 to, among other things, extend the maturity date to March 31, 2015. Pursuant to provisions of the Bank Credit Facility, the Line of Credit may be replaced by an Autoborrow Loan governed by the terms of an Autoborrow Agreement described in the Bank Credit Facility. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations. As of September

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

30, 2012, no amount was drawn on the Line of Credit. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Bank Credit Facility. As of September 30, 2012, the Authority was in compliance with all covenant requirements under the Line of Credit and had $16.5 million of borrowing capacity thereunder. As of September 30, 2012, there was no accrued interest on the Line of Credit. As of September 30, 2011, accrued interest on the Line of Credit was $7,000.
2009 Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “2009 Mohegan Tribe Promissory Note”). The 2009 Mohegan Tribe Promissory Note was amended in March 2012 to extend the maturity date to September 30, 2014. As amended, the 2009 Mohegan Tribe Promissory Note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly in the amount of $1.2 million, commencing December 31, 2013 and continuing through June 31, 2014, with the balance of accrued and unpaid interest due at maturity. Principal outstanding under the 2009 Mohegan Tribe Promissory Note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 and continuing through September 30, 2013 and (ii) $875,000 per quarter, commencing December 31, 2013. As of September 30, 2012 and 2011, accrued interest on the Mohegan Tribe Promissory Note was $3.9 million and $2.7 million, respectively.
2012 Mohegan Tribe Minor's Trust Promissory Note

In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan (the “2012 Mohegan Tribe Minor's Trust Promissory Note”), the proceeds of which were used to repay, among other things, the Salishan-Mohegan Bank Credit Facility. The 2012 Mohegan Tribe Minor's Trust Promissory Note matures on March 31, 2016. The 2012 Mohegan Tribe Minor's Trust Promissory Note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly, commencing June 30, 2012. Principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 and continuing through September 30, 2014 and (ii) $1.5 million per quarter, commencing December 31, 2014 and continuing to maturity. As of September 30, 2012, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $16,000.
Mohegan Tribe Credit Facility

In 2011, the Tribe provided Salishan-Mohegan with a $1.75 million revolving credit facility (the “Mohegan Tribe Credit Facility”). The Mohegan Tribe Credit Facility was amended in March 2012 to extend the maturity date to September 30, 2013 and reduce the borrowing capacity to $1.45 million. The Mohegan Tribe Credit Facility accrues interest at an annual rate of 15.0% payable at maturity. As amended, principal outstanding under the Mohegan Tribe Credit Facility amortizes at a rate of $362,500 per quarter, commencing December 31, 2012. As of September 30, 2012, the Mohegan Tribe Credit Facility was fully drawn. As of September 30, 2012 and 2011, accrued interest on the Mohegan Tribe Credit Facility was $249,000 and $47,000, respectively.
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
Downs Lodging Credit Facility

On July 16, 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary of the Authority, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender (the “Downs Lodging Credit Facility”). The proceeds of the Downs Lodging Credit Facility will be used by Downs Lodging to finance Project Sunlight, a hotel and convention center expansion project being developed and built by Downs Lodging at Mohegan Sun at Pocono Downs. The Downs Lodging Credit Facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging Credit Facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging Credit Facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging Credit Facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of September 30, 2012, Downs Lodging was in compliance with all covenant requirements under the

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Downs Lodging Credit Facility. As of September 30, 2012, accrued interest on the Downs Lodging Credit Facility was $375,000.
Derivative Instruments
The Authority is considered an “end user” of derivative instruments and engages in derivative transactions, from time to time, for risk management purposes only. The Authority held no derivative instruments as of September 30, 2012 and 2011.
Interest rate swap agreements hedging outstanding debt instruments of the Authority, which qualified for hedge accounting in accordance with authoritative guidance issued by the FASB pertaining to the accounting for derivative instruments and hedging activities, and were designated as fair value hedges, were sold in prior fiscal years for a net aggregate gain of $1.7 million. This gain was deferred and added to the carrying value of the respective notes being hedged and is being amortized and recorded to interest expense over the remaining term of the respective notes. The Authority recorded related amortization to interest expense totaling $(255,000), $(467,000) and $(467,000) for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. The Authority expects to record amortization to offset interest expense of approximately $12,000 over the next 12 months.

NOTE 7—LEASES:
The Authority leases certain areas at Mohegan Sun and Mohegan Sun at Pocono Downs to third-party food and beverage and retail outlets, as well as the rights to access and utilize Mohegan Sun’s rooftop for the installation and operation of antenna towers. Minimum future rental income that the Authority expects to earn under non-cancelable leases is as follows (in thousands):

	Fiscal Years Ending September 30,
	2013	2014	2015	2016	2017	Thereafter	Total
Minimum future rental income	$6,321	$6,670	$6,668	$6,038	$3,703	$11,977	$41,377
The Authority is required to make payments under various operating leases for buildings, equipment and land at Mohegan Sun and Mohegan Sun at Pocono Downs. The Authority incurred rental expense totaling $12.6 million, $13.3 million and $14.6 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. Minimum future rental expense that the Authority expects to incur under non-cancelable leases is as follows (in thousands):

	Fiscal Years Ending September 30,
	2013	2014	2015	2016	2017	Thereafter	Total
Minimum future rental expense	$1,003	$777	$667	$118	$16	$—	$2,581

NOTE 8—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $53.0 million, $47.1 million and $61.5 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services totaling $27.0 million, $27.2 million and $28.0 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.
The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $18.7 million, $21.5 million and $24.4 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.
The Authority incurred interest expense associated with the 2009 Mohegan Tribe Promissory Note totaling $1.2 million, $1.5 million and $1.5 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.
The Authority incurred interest expense associated with the 2012 Mohegan Tribe Minor's Trust Promissory Note totaling $1.0 million for the fiscal year ended September 30, 2012.
The Authority incurred interest expense associated with the Mohegan Tribe Credit Facility totaling $202,000 and $47,000 for the fiscal years ended September 30, 2012 and 2011, respectively.
The Authority leases the land on which Mohegan Sun is located from the Tribe under a long-term lease agreement. The agreement requires the Authority to make a nominal annual rental payment. This lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration. In addition, in July 2008, the Authority entered into a land lease agreement with the Tribe, replacing a prior land lease agreement, relating to property located adjacent to the Tribe's reservation that is utilized

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

by Mohegan Sun for employee parking. This agreement requires the Authority to make monthly payments equaling $75,000 until maturity on June 30, 2018. The Authority classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease. Additionally, the Authority previously leased a building located adjacent to Mohegan Sun from the Tribe. In September 2010, the Tribe contributed this building to the Authority. The Authority recorded this asset contribution as a capital contribution at its book value of $5.5 million. The Authority expensed $50,000 relating to the previous lease for the fiscal year ended September 30, 2010.
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
As of September 30, 2012, the Authority employed approximately 125 members of the Tribe.

NOTE 9—EMPLOYEE BENEFIT PLANS:
The Authority maintains a retirement savings plan for its employees under Section 401(k) and Section 401(a) of the Internal Revenue Code (the “Mohegan Retirement and 401(k) Plan”). Under the 401(k) portion of the plan, participants may contribute between 1% and 25% of eligible compensation up to the maximum allowed by the Internal Revenue Code. The Authority matches 50% of participants’ elective deferral contributions up to a maximum of 3% of participants’ compensation. Under the retirement portion of the plan, the Authority may make discretionary retirement contributions based on a rate of $0.30 per qualified hour worked. In general, employees become eligible for the Mohegan Retirement and 401(k) Plan after 90 days of service and become fully vested after six years of service. In February 2009, the Authority suspended both its discretionary matching 401(k) contributions and retirement contributions. In July 2012, the Authority resumed its discretionary matching 401(k) contributions. Discretionary retirement contributions remain suspended. The Authority contributed $612,000, net of forfeitures, to the Mohegan Retirement and 401(k) Plan for the fiscal year ended September 30, 2012.

The Authority, together with the Tribe, maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain key employees. Under the Deferred Compensation Plan, participants may defer up to 100% of their compensation. Participants’ contributions, net of withdrawals and changes in fair value of investments, totaled $493,000, $761,000 and $1.2 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

NOTE 10—COMMITMENTS AND CONTINGENCIES:
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

In September 2009, the Authority entered into a settlement agreement with the State of Connecticut regarding contribution payments on the Authority's free promotional slot play program. Under the terms of the settlement agreement, effective July 1,

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2009, the State of Connecticut agreed that no value shall be attributed to free promotional slot plays utilized by patrons at Mohegan Sun for purposes of calculating monthly contribution payments, provided that the aggregate amount of free promotional slot plays during any month does not exceed a certain threshold of gross revenues from slot machines for such month. In the event free promotional slot plays granted by the Authority exceed such threshold, contribution payments are required on such excess face amount of free promotional slot plays at the same rate as Slot Win Contribution payments, or 25%. Effective July 1, 2012, the threshold before contribution payments on free promotional slot plays are required was increased from 5.5% of gross revenues from slot machines to 11%.

The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $173.1 million, $183.8 million and $190.5 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. As of September 30, 2012 and 2011, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $13.7 million and $15.3 million, respectively.
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

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $134.2 million, $129.7 million and $128.5 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. As of September 30, 2012 and 2011, outstanding Pennsylvania Slot Machine Tax payments totaled $5.5 million and $4.8 million, respectively.
Pennsylvania Table Game Tax
In January 2010, the Commonwealth of Pennsylvania amended the Pennsylvania Race Horse Development and Gaming Act to allow slot machine operators in the Commonwealth of Pennsylvania to obtain a table game operation certificate and operate certain table games, including poker. On July 13, 2010, Downs Racing opened its table game and poker operations at Mohegan Sun at Pocono Downs. Under the amended law, holders of table game operation certificates must pay a portion of revenues from table games to the PGCB on a weekly basis (“Pennsylvania Table Game Tax”). During the initial two years of operation, the Pennsylvania Table Game Tax was 14%, plus 2% in local share assessments. Following the initial two years of operation, the Pennsylvania Table Game Tax was reduced to 12%, plus the 2% local share assessments. Downs Racing concluded its initial two years of table game and poker operations on July 13, 2012.
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $6.8 million, $6.6 million and $1.3 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. As of September 30, 2012 and 2011, outstanding Pennsylvania Table Game Tax payments totaled $92,000 and $87,000, respectively.
Pennsylvania Regulatory Fee
Slot machine licensees in the Commonwealth of Pennsylvania are required to reimburse state gaming regulatory agencies for various administrative and operating expenses (“Pennsylvania Regulatory Fee”) at a rate of 1.5% of gross revenues from slot machines and table games.
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $5.1 million, $5.0 million and $4.2 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. As of September 30, 2012 and 2011, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $129,000 and $106,000, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which also are to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 11 of the 14 authorized gaming facilities have commenced operations. As of September 30, 2012, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee.
The Authority reflected expenses associated with this repayment schedule totaling $659,000 and $846,000 for the fiscal years ended September 30, 2012 and 2011, respectively.
Horsemen’s Agreement
Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2014. As of September 30, 2012 and 2011, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $9.3 million and $9.2 million, respectively.
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

The Authority reflected payments associated with the Priority Distribution Agreement totaling $18.8 million, $18.3 million and $18.0 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Permitted Mortgages and Rights of Permitted Mortgagees
The Authority may not mortgage, pledge or otherwise encumber its leasehold estate in the property except to a holder of a permitted mortgage. Under the terms of the agreement, permitted mortgages include the leasehold mortgage securing the Authority’s senior secured indebtedness, provided that, among other things: (1) the Tribe will have the right to notice of, and to cure, any default of the Authority; (2) the Tribe will have the right to prior notice of an intention by the holder to foreclose on the permitted mortgage and the right to purchase the mortgage in lieu of any foreclosure; and (3) the permitted mortgage is subject and subordinated to any and all access and utility easements granted by the Tribe under the agreement. Under the terms of the agreement, each holder of a permitted mortgage has the right to notice of any default of the Authority under the agreement and the opportunity to cure such default within the applicable cure period.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
As of September 30, 2012 and 2011, the carrying amount of the relinquishment liability was $120.8 million and $178.3 million, respectively. The decrease in the relinquishment liability during the fiscal year ended September 30, 2012 was due to $54.3 million in relinquishment payments and a $11.4 million relinquishment liability reassessment credit. This reduction in the liability was offset by $8.2 million representing the accretion of discount to the relinquishment liability.
Relinquishment payments consisted of the following (in millions):

	For the Fiscal Years Ended
	September 30, 2012	September 30, 2011	September 30, 2010
Principal	$45.3	$42.6	$39.9
Accretion of discount	9.0	12.4	16.7
Total	$54.3	$55.0	$56.6
The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of September 30, 2012 and 2011, relinquishment payments earned but unpaid were $13.3 million and $14.7 million, respectively.

The relinquishment liability reassessment credits of $11.4 million, $8.8 million and $26.5 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively, resulted from reductions in Mohegan Sun revenue projections as of the end of each respective fiscal year compared to projections as of the end of the related prior fiscal year.

NOTE 12—MOHEGAN VENTURES-NORTHWEST, LLC (COWLITZ PROJECT):
In July 2004, the Authority formed Mohegan Ventures-NW as its wholly-owned subsidiary. Mohegan Ventures-NW is one of three current members in Salishan-Mohegan, which was formed to participate in the Cowlitz Project, a proposed casino to be owned by the Cowlitz Tribe and to be located in Clark County, Washington. Mohegan Ventures-NW, Salishan Company, LLC, an unrelated entity, and the Tribe hold membership interests in Salishan-Mohegan of 49.15%, 43% and 7.85%, respectively. Salishan-Mohegan is not a restricted entity of the Authority, and therefore, is not a guarantor of the Authority’s debt obligations. Refer to Note 16 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and non-guarantor entities.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Under the terms of the development agreement, certain receivables contributed to Salishan-Mohegan and amounts advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe are reimbursable to Salishan-Mohegan by the Cowlitz Tribe, subject to appropriate approvals defined under the development agreement. Reimbursements are contingent and are to be distributed upon: (1) the receipt of necessary financing for the development of the proposed casino, and (2) the related property being taken into trust by the United States Department of the Interior. The Authority currently accrues interest on the Salishan-Mohegan receivables at a rate of Bank of America’s announced Prime Rate plus 2.0%, compounded monthly.
In December 2010, the Assistant Secretary—Indian Affairs of the Department of the Interior made a final agency determination to acquire the 152-acre Cowlitz Project site into trust for the benefit of the Cowlitz Tribe pursuant to the Indian Reorganization Act. The Assistant Secretary also determined that the acquired lands will serve as the initial reservation of the Cowlitz Tribe and that the tribe may conduct gaming on such lands under IGRA. Transfer of the property to the United States remains subject to final action by the Department of the Interior, including resolution of two lawsuits challenging the federal government's actions. In January 2011, Clark County, Washington, the City of Vancouver, Washington, and certain other plaintiffs filed suit against the Department of the Interior, the Bureau of Indian Affairs (the “BIA”), the NIGC and various government officials, and in February 2011, the Confederated Tribes of the Grand Ronde of Oregon filed suit against the Department of the Interior, the BIA and their officials. Both lawsuits are currently pending before the U.S. District Court for the District of Columbia. Pursuant to the Department of the Interior practice, the United States is not expected to take the Cowlitz Project site into trust while these lawsuits are pending. Class III gaming on the property remains subject to the negotiation and federal approval of a gaming compact between the Cowlitz Tribe and the State of Washington, which is a party to gaming compacts with twenty eight other federally-recognized Indian tribes in that state. The Authority can provide no assurance that these conditions will be satisfied or that it will be able to obtain the necessary financing for the development of the proposed casino.
In light of the aforementioned and the uncertainty in the development of the Cowlitz Project, the Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Authority’s estimate of the probability that the receivables will be collected. As of September 30, 2012 and 2011, the Salishan-Mohegan receivables, including accrued interest, totaled $40.0 million and $34.7 million, respectively. As of September 30, 2012 and 2011, related reserves for doubtful collection totaled $12.0 million and $10.4 million, respectively. During fiscal 2012, the Authority recorded adjustments to increase the Salishan-Mohegan receivables by $1.1 million and reserves for doubtful collection by $326,000 relating to unrecorded interest and the related receivables and reserves that were not recorded during fiscal 2007, 2008, 2009, 2010, 2011 and 2012, and interim periods within those fiscal years. The Salishan-Mohegan receivables were included in other assets, net, in the accompanying consolidated balance sheets.

NOTE 13—MOHEGAN VENTURES WISCONSIN, LLC (MENOMINEE PROJECT):
In March 2007, the Authority formed MVW as its wholly-owned subsidiary and one of two original members in WTG, which was formed to participate in the Menominee Project, a proposed casino to be owned by the Menominee Tribe and to be located in Kenosha, Wisconsin. MVW now holds 100% membership interest in WTG. MVW and WTG are full and unconditional guarantors of the Authority’s outstanding indebtedness. Refer to Note 16 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and non-guarantor entities.

In connection with the Menominee Project, the Authority entered into a management agreement with the Menominee Tribe and the Menominee Kenosha Gaming Authority (the “MKGA”), and WTG purchased the development rights for the Menominee Project under a development agreement with the Menominee Tribe and the MKGA. In September 2010, WTG entered into a release and reimbursement agreement pursuant to which WTG: (1) relinquished its development rights and was relieved of its development obligations for the Menominee Project; (2) retained its rights to reimbursement of certain receivables related to reimbursable costs and expenses advanced by WTG on behalf of the Menominee Tribe for the Menominee Project, subject to certain conditions; and (3) assigned the option to purchase the proposed Menominee Project site in Kenosha to MKGA. The Authority retained its interest in the management agreement. Due to the uncertainty in the development of the Menominee Project, as of September 30, 2008, the Authority had fully reserved for these receivables and had written-off the related development rights intangible asset. In February 2012, the MKGA terminated its efforts to seek NIGC approval of the management agreement. As of September 30, 2012, the WTG receivables remain fully reserved.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14—INVESTMENT IN WNBA FRANCHISE:
In January 2003, the Authority formed MBC as its wholly-owned subsidiary to own and operate a professional basketball team in the WNBA. In January 2003, the Authority and MBC entered into a Membership Agreement with WNBA, LLC which sets forth the terms and conditions under which MBC acquired its membership in the WNBA and the right to own and operate a team. The Authority guaranteed the obligations of MBC under the Membership Agreement. MBC is a full and unconditional guarantor of the Authority’s outstanding indebtedness. Refer to Note 16 for condensed consolidating financial information of the Authority, its guarantor subsidiaries and non-guarantor entities.
In connection with MBC’s acquisition of its membership in the WNBA and the right to own and operate a team, the Authority estimated the fair value of the initial player roster to be $4.8 million and the remaining $5.5 million of MBC’s aggregate investment was recognized as a franchise value. The player roster value was amortized over seven years and became fully amortized in fiscal 2010. Amortization expense associated with the player roster value totaled $54,000 for the fiscal year ended September 30, 2010.
The franchise value is being amortized over thirty years and is assessed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As of September 30, 2012 and 2011, accumulated amortization on the franchise value was $1.8 million and $1.6 million, respectively. Amortization expense associated with the franchise value totaled $183,000 for each of the fiscal years ended September 30, 2012, 2011 and 2010. The Authority expects to incur amortization expenses related to the franchise value of $183,000 for each of the next five fiscal years. The franchise value was included in intangible assets, net, in the accompanying consolidated balance sheets.
MBC currently owns approximately 4.2% of the membership interest in WNBA, LLC which is accounted for under the Cost Method. Under the terms of the Limited Liability Company Agreement of WNBA, LLC, if at any time, WNBA, LLC’s Board of Governors determines that additional funds are needed for WNBA, LLC’s or any league entity’s general business, the Board of Governors may require additional cash capital contributions. In such event, each member shall be obligated to contribute to WNBA, LLC an amount of cash equal to that member’s proportionate share of ownership. No such cash capital contribution has been required by WNBA, LLC through September 30, 2012.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15—SEGMENT REPORTING:
As of September 30, 2012, the Authority owns and operates, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise, and the Mohegan Sun Country Club at Pautipaug (collectively, the “Connecticut Facilities”), and the Pennsylvania Facilities. All of the Authority's revenues are derived from these operations. The Connecticut Sun franchise and the Mohegan Sun Country Club at Pautipaug are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Authority has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania Facilities. The Authority's operations related to investments in unconsolidated affiliates and certain other corporate and management operations have not been identified as separate reportable segments, therefore, these operations are included in corporate and other in the following segment disclosures to reconcile to consolidated results.

	For the Fiscal Years Ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2010
Net revenues:
Mohegan Sun	$1,084,017	$1,115,326	$1,157,419
Mohegan Sun at Pocono Downs	314,999	303,053	264,543
Corporate and other	297	—	—
Total	1,399,313	1,418,379	1,421,962
Income (loss) from operations:
Mohegan Sun	199,358	223,777	142,143
Mohegan Sun at Pocono Downs	43,296	31,491	15,652
Corporate and other	(17,230)	(16,864)	(18,538)
Total	225,424	238,404	139,257
Accretion of discount to the relinquishment liability	(8,248)	(11,366)	(15,426)
Interest income	4,492	2,732	2,755
Interest expense, net of capitalized interest	(146,057)	(117,710)	(116,784)
Loss on early exchange and extinguishment of debt	(14,326)	—	(1,584)
Write-off of debt issuance costs	—	—	(338)
Other expense, net	(44)	(217)	(426)
Net income	61,241	111,843	7,454
Loss attributable to non-controlling interests	2,019	2,134	2,258
Net income attributable to Mohegan Tribal Gaming Authority	$63,260	$113,977	$9,712

	For the Fiscal Years Ended
	September 30, 2012	September 30, 2011	September 30, 2010
Capital expenditures incurred:
Mohegan Sun	$36,542	$41,325	$27,165
Mohegan Sun at Pocono Downs	3,543	5,152	16,379
Corporate	3,557	—	—
Total	$43,642	$46,477	$43,544

	September 30, 2012	September 30, 2011
Total assets:
Mohegan Sun	$1,484,369	$1,505,210
Mohegan Sun at Pocono Downs	570,078	584,267
Corporate	199,260	113,719
Total	$2,253,707	$2,203,196

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of September 30, 2012, substantially all of the Authority's outstanding debt is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. The Authority's 2001 8 3/8% Senior Subordinated Notes, which were repaid at maturity on July 1, 2011, were fully and unconditionally guaranteed by MBC. Separate financial statements and other disclosures concerning the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 15 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor subsidiaries and entities as of September 30, 2012 and 2011 and for the fiscal years ended September 30, 2012, 2011 and 2010 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,233,688	$233,202	$23,508	$—	$1,490,398
Intercompany receivables	223,131	12,448	—	(235,579)	—
Investment in subsidiaries	351,703	557	—	(352,260)	—
Other intangible assets, net	120,623	285,305	—	—	405,928
Other assets, net	208,576	71,673	77,342	(210)	357,381
Total assets	$2,137,721	$603,185	$100,850	$(588,049)	$2,253,707
LIABILITIES AND CAPITAL
Current liabilities	$261,433	$32,771	$6,359	$—	$300,563
Due to Mohegan Tribe	—	—	31,450	—	31,450
Long-term debt and capital leases, net of current portions	1,607,004	—	45,000	—	1,652,004
Relinquishment liability, net of current portion	57,470	—	—	—	57,470
Intercompany payables	—	222,787	12,792	(235,579)	—
Other long-term liabilities	2,607	—	350	—	2,957
Total liabilities	1,928,514	255,558	95,951	(235,579)	2,044,444
Mohegan Tribal Gaming Authority capital	209,207	347,627	4,899	(353,052)	208,681
Non-controlling interests	—	—	—	582	582
Total liabilities and capital	$2,137,721	$603,185	$100,850	$(588,049)	$2,253,707
___________
(1)   Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2011
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,263,876	$245,768	$19,951	$—	$1,529,595
Intercompany receivables	509,799	12,909	—	(522,708)	—
Investment in subsidiaries	77,028	2,233	—	(79,261)	—
Other intangible assets, net	120,737	285,601	—	—	406,338
Other assets, net	168,178	71,951	27,134	—	267,263
Total assets	$2,139,618	$618,462	$47,085	$(601,969)	$2,203,196
LIABILITIES AND CAPITAL
Current liabilities	$1,006,018	$31,950	$18,773	$—	$1,056,741
Due to Mohegan Tribe	—	—	10,850	—	10,850
Long-term debt and capital leases, net of current portions	823,951	—	—	—	823,951
Relinquishment liability, net of current portion	110,348	—	—	—	110,348
Intercompany payables	—	509,799	12,909	(522,708)	—
Other long-term liabilities	2,582	—	—	—	2,582
Total liabilities	1,942,899	541,749	42,532	(522,708)	2,004,472
Mohegan Tribal Gaming Authority capital	196,719	76,713	4,553	(81,582)	196,403
Non-controlling interests	—	—	—	2,321	2,321
Total liabilities and capital	$2,139,618	$618,462	$47,085	$(601,969)	$2,203,196
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Fiscal Year Ended September 30, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$1,079,411	$321,563	$285	$(1,946)	$1,399,313
Operating costs and expenses:
Gaming and other operations	643,557	230,263	—	(1,946)	871,874
Advertising, general and administrative	177,486	33,272	4,582	210	215,550
Depreciation and amortization	68,666	16,364	—	—	85,030
Loss on disposition of assets	68	285	—	—	353
Severance	12,521	—	—	—	12,521
Relinquishment liability reassessment	(11,439)	—	—	—	(11,439)
Total operating costs and expenses	890,859	280,184	4,582	(1,736)	1,173,889
Income (loss) from operations	188,552	41,379	(4,297)	(210)	225,424
Accretion of discount to the relinquishment liability	(8,248)	—	—	—	(8,248)
Interest expense, net of capitalized interest	(72,520)	(69,533)	(4,979)	975	(146,057)
Loss on early exchange of debt	(14,326)	—	—	—	(14,326)
Loss on interests in subsidiaries	(30,498)	(1,944)	—	32,442	—
Other income, net	300	1,051	4,072	(975)	4,448
Net income (loss)	63,260	(29,047)	(5,204)	32,232	61,241
Loss attributable to non-controlling interests	—	—	—	2,019	2,019
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$63,260	$(29,047)	$(5,204)	$34,251	$63,260
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Fiscal Year Ended September 30, 2011
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$1,112,021	$308,274	$—	$(1,916)	$1,418,379
Operating costs and expenses:
Gaming and other operations	656,319	225,405	—	(1,916)	879,808
Advertising, general and administrative	183,246	31,491	3,959	—	218,696
Depreciation and amortization	69,388	20,644	—	—	90,032
Severance	244	—	—	—	244
Relinquishment liability reassessment	(8,805)	—	—	—	(8,805)
Total operating costs and expenses	900,392	277,540	3,959	(1,916)	1,179,975
Income (loss) from operations	211,629	30,734	(3,959)	—	238,404
Accretion of discount to the relinquishment liability	(11,366)	—	—	—	(11,366)
Interest expense	(60,859)	(54,713)	(2,798)	660	(117,710)
Loss on interests in subsidiaries	(25,311)	(2,053)	—	27,364	—
Other income (expense), net	(116)	721	2,570	(660)	2,515
Net income (loss)	113,977	(25,311)	(4,187)	27,364	111,843
Loss attributable to non-controlling interests	—	—	—	2,134	2,134
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$113,977	$(25,311)	$(4,187)	$29,498	$113,977
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Fiscal Year Ended September 30, 2010
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$1,153,194	$5,180	$265,439	$270,619	$(2)	$(1,849)	$1,421,962
Operating costs and expenses:
Gaming and other operations	717,495	3,627	197,570	201,197	—	(1,849)	916,843
Advertising, general and administrative	190,401	1,503	28,467	29,970	3,988	—	224,359
Depreciation and amortization	74,337	248	22,704	22,952	—	—	97,289
Severance	9,865	—	—	—	—	—	9,865
Pre-opening	42	—	2,740	2,740	—	—	2,782
Impairment of Project Horizon	58,079	—	—	—	—	—	58,079
Relinquishment liability reassessment	(26,512)	—	—	—	—	—	(26,512)
Total operating costs and expenses	1,023,707	5,378	251,481	256,859	3,988	(1,849)	1,282,705
Income (loss) from operations	129,487	(198)	13,958	13,760	(3,990)	—	139,257
Accretion of discount to the relinquishment liability	(15,426)	—	—	—	—	—	(15,426)
Interest expense	(63,822)	(25)	(50,863)	(50,888)	(2,699)	625	(116,784)
Loss on early extinguishment of debt	(1,584)	—	—	—	—	—	(1,584)
Loss on interests in subsidiaries	(37,804)	—	(2,099)	(2,099)	—	39,903	—
Other income (expense), net	(1,139)	—	1,345	1,345	2,410	(625)	1,991
Net income (loss)	9,712	(223)	(37,659)	(37,882)	(4,279)	39,903	7,454
Loss attributable to non-controlling interests	—	—	78	78	—	2,180	2,258
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$9,712	$(223)	$(37,581)	$(37,804)	$(4,279)	$42,083	$9,712

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$122,057	$59,240	$(4,300)	$—	$176,997
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(37,523)	(7,175)	(2,773)	—	(47,471)
(Increase) decrease in restricted cash, net	—	313	(45,544)	—	(45,231)
Other cash flows provided by (used in) investing activities	53,718	3,372	(902)	(54,822)	1,366
Net cash flows provided by (used in) investing activities	16,195	(3,490)	(49,219)	(54,822)	(91,336)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	154,000	—	—	—	154,000
Bank Credit Facility repayments - revolving loan	(289,000)	—	—	—	(289,000)
Bank Credit Facility repayments - term loan	(3,000)	—	—	—	(3,000)
Term Loan Facility borrowings, net of discount	220,500	—	—	—	220,500
Line of Credit borrowings	225,215	—	—	—	225,215
Line of Credit repayments	(225,215)	—	—	—	(225,215)
Borrowings from Mohegan Tribe	—	—	20,600	—	20,600
Payments on long-term debt	(66,454)	—	—	—	(66,454)
Salishan-Mohegan Bank Credit Facility repayments -revolving loan	—	—	(15,250)	—	(15,250)
Downs Lodging Credit Facility borrowings - term loan	—	—	45,000	—	45,000
Principal portion of relinquishment liability payments	(45,258)	—	—	—	(45,258)
Distributions to Mohegan Tribe	(52,950)	—	—	—	(52,950)
Payments of financing fees	(50,440)	—	(1,073)	—	(51,513)
Other cash flows provided by (used in) financing activities	(2,832)	(56,924)	4,508	54,822	(426)
Net cash flows provided by (used in) financing activities	(135,434)	(56,924)	53,785	54,822	(83,751)
Net increase (decrease) in cash and cash equivalents	2,818	(1,174)	266	—	1,910
Cash and cash equivalents at beginning of year	89,018	22,931	225	—	112,174
Cash and cash equivalents at end of year	$91,836	$21,757	$491	$—	$114,084
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Fiscal Year Ended September 30, 2011
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$149,111	$49,528	$(4,361)	$—	$194,278
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(37,530)	(14,463)	—	—	(51,993)
Other cash flows provided by (used in) investing activities	35,936	1	(656)	(35,465)	(184)
Net cash flows used in investing activities	(1,594)	(14,462)	(656)	(35,465)	(52,177)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	431,000	—	—	—	431,000
Bank Credit Facility repayments - revolving loan	(423,000)	—	—	—	(423,000)
Line of Credit borrowings	525,913	—	—	—	525,913
Line of Credit repayments	(533,300)	—	—	—	(533,300)
Principal portion of relinquishment liability payments	(42,644)	—	—	—	(42,644)
Distributions to Mohegan Tribe	(47,050)	—	—	—	(47,050)
Other cash flows provided by (used in) financing activities	(8,564)	(36,452)	4,808	35,465	(4,743)
Net cash flows provided by (used in) financing activities	(97,645)	(36,452)	4,808	35,465	(93,824)
Net increase (decrease) in cash and cash equivalents	49,872	(1,386)	(209)	—	48,277
Cash and cash equivalents at beginning of year	39,146	24,317	434	—	63,897
Cash and cash equivalents at end of year	$89,018	$22,931	$225	$—	$112,174
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Fiscal Year Ended September 30, 2010
	Authority	MBC 100% Owned Guarantor Subsidiary	Other 100% Owned Guarantor Subsidiaries (1)	Total Guarantor Subsidiaries	Total Non Guarantor Entities (2)	Consolidating/Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$128,741	$(203)	$44,760	$44,557	$(2,792)	$—	$170,506
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(29,865)	(3)	(18,227)	(18,230)	—	—	(48,095)
Payment of table game certificate fee	—	—	(16,500)	(16,500)	—	—	(16,500)
Other cash flows provided by (used in) investing activities	4,604	—	1,161	1,161	(831)	(4,418)	516
Net cash flows used in investing activities	(25,261)	(3)	(33,566)	(33,569)	(831)	(4,418)	(64,079)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	368,000	—	—	—	—	—	368,000
Bank Credit Facility repayments - revolving loan	(407,000)	—	—	—	—	—	(407,000)
Bank Credit Facility repayments - term loan	(147,000)	—	—	—	—	—	(147,000)
Line of Credit borrowings	531,580	—	—	—	—	—	531,580
Line of Credit repayments	(536,373)	—	—	—	—	—	(536,373)
Proceeds from issuance of Second Lien Senior Secured Notes, net of discount	192,468	—	—	—	—	—	192,468
Principal portion of relinquishment liability payments	(39,939)	—	—	—	—	—	(39,939)
Distributions to Mohegan Tribe	(61,500)	—	—	—	—	—	(61,500)
Payments of financing fees	(8,179)	—	—	—	—	—	(8,179)
Other cash flows provided by (used in) financing activities	(1,693)	232	(5,704)	(5,472)	3,496	4,418	749
Net cash flows provided by (used in) financing activities	(109,636)	232	(5,704)	(5,472)	3,496	4,418	(107,194)
Net increase (decrease) in cash and cash equivalents	(6,156)	26	5,490	5,516	(127)	—	(767)
Cash and cash equivalents at beginning of year	45,302	(75)	18,876	18,801	561	—	64,664
Cash and cash equivalents at end of year	$39,146	$(49)	$24,366	$24,317	$434	$—	$63,897
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17—SUBSEQUENT EVENTS:

In October 2012, Mohegan Gaming Advisors, through the Mohegan New Jersey Entities, entered into a joint venture and management arrangement with the owner of Resorts Atlantic City pursuant to which it is managing the facility.

MOHEGAN TRIBAL GAMING AUTHORITY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2012, 2011 and 2010
(in thousands)

	Column A	Column B	Column C	Column D
	Balances at Beginning of Year	Charges to Costs and Expenses	Deductions from Reserves (1)	Balances at End of Year
Description:
Fiscal Year ended September 30, 2012
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$30,737	$3,189	$2,928	$30,998
Fiscal Year ended September 30, 2011
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$29,588	$3,128	$1,979	$30,737
Fiscal Year Ended September 30, 2010
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$37,880	$2,551	$10,843	$29,588
 ________________________

(1)	Deductions from reserves include write-off of uncollectible accounts, net of recoveries of accounts previously written-off.

S-1

EXHIBIT INDEX

Exhibit No.	Description
3.1
Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the "2004 Form S-4") and incorporated by reference herein).

3.2
Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to its Registration Statement on Form S-1, filed with the SEC on February 29, 1996 (the "1996 Form S-1") and incorporated by reference herein).

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

Exhibit No.	Description
3.19	Articles of Organization of Mohegan Ventures Wisconsin, LLC, dated as of March 1, 2007 (filed as Exhibit 3.19 to the March 2007 Form 10-Q and incorporated by reference herein).

3.20
Certificate of Formation of MTGA Gaming, LLC, dated as of July 27, 2007 (filed as Exhibit 3.20 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 21, 2007 (the “2007 Form 10-K”) and incorporated by reference herein).

3.21
Articles of Amendment of Mohegan Golf, LLC, dated as of April 8, 2008 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the SEC on May 15, 2008 and incorporated by reference herein).

4.1
Relinquishment Agreement, dated as of February 7, 1998, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998 (the "1998 Form 10-K") and incorporated by reference herein).

4.2
Indenture, dated as of August 3, 2004, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Mohegan Basketball Club, LLC and U.S. Bank National Association, as Trustee, relating to the 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.19 to the Authority's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the SEC on August 16, 2004 (the “June 2004 Form 10-Q”) and incorporated by reference herein).

4.3
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

4.4
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

4.5
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

4.6
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

4.7
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

4.8
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

4.9	Form of Global 7 1/8% Senior Subordinated Notes Due 2014 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.20 to the June 2004 Form 10-Q and incorporated by reference herein).

4.10
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
4.11
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

4.14
Supplemental Indenture No. 4, dated as of August 27, 2007, between the Mohegan Tribal Gaming Authority, MTGA Gaming, LLC (as the Subsidiary Guarantor), the other Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.35 to the 2007 Form 10-K and incorporated by reference herein).

4.15
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

4.16	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 Form 10-Q and incorporated by reference herein).

4.17
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
4.22
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

4.23	Form of Global 6 1/8% Senior Notes Due 2013 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.32 to the December 2004 Form 10-Q and incorporated by reference herein).

4.24
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

4.25
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

4.26	Form of Global 2009 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.44 to the 2009 Form 10-K and incorporated by reference herein).

4.27
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

4.28	Form of Global 2012 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.39 to the March 2012 Form 10-Q and incorporated by reference herein).

4.29
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

4.30	Form of Global 10 1/2% Third Lien Senior Secured Notes Due 2016 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.41 to the March 2012 Form 10-Q and incorporated by reference herein).

4.31
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

4.32	Form of Global 11% Senior Subordinated Notes Due 2018 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.43 to the March 2012 Form 10-Q and incorporated by reference herein).

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

Exhibit No.	Description
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

10.8
The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement, dated as of September 1, 1998, between the Mohegan Tribal Gaming Authority and Merrill Lynch Trust (filed as Exhibit 10.16 to the 1998 Form 10-K and incorporated by reference herein).*

10.9
Priority Distribution Agreement, dated as of August 1, 2001, between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated by reference herein).

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

10.12	Management Agreement, dated as of September 21, 2004, between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC (filed as Exhibit 10.30 to the 2004 Form S-4 and incorporated by reference herein).

10.13	Development Agreement, dated as of September 21, 2004, between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC (filed as Exhibit 10.31 to the 2004 Form S-4 and incorporated by reference herein).

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

10.18
Employment Agreement, dated as of April 2, 2009, between Downs Racing, L.P. and Robert J. Soper (filed as Exhibit 10.4 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the SEC on May 15, 2009 and incorporated by reference herein).*

10.19
Amendment to Employment Agreement, dated as of December 30, 2010, between the Mohegan Tribal Gaming Authority and Robert J. Soper (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010, filed with the SEC on February 14, 2011 and incorporated by reference herein).*

10.20
Employment Agreement, effective as of September 1, 2011, between the Mohegan Tribal Gaming Authority and Mario C. Kontomerkos (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on September 8, 2011 and incorporated by reference herein).*

Exhibit No.	Description
10.21
Amended Employment Agreement, dated as of February 14, 2012, between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on February 21, 2012 and incorporated by reference herein).*

10.22
Fourth Amended and Restated Loan Agreement, dated as of March 6, 2012, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the March 2012 Form 10-Q and incorporated by reference herein).

10.23
Loan Agreement, dated as of March 6, 2012, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Lenders named therein and Wells Fargo Gaming Capital, LLC, as Administrative Agent (filed as Exhibit 10.2 to the March 2012 Form 10-Q and incorporated by reference herein).

10.24
First Lien Intercreditor Agreement, dated as of March 6, 2012, among Bank of America, N.A., as collateral agent and authorized representative for the Loan Agreement Secured Parties (as defined therein) and Wells Fargo Gaming Capital, LLC, as collateral agent and authorized representative for the FLSO Secured Parties (as defined therein) (filed as Exhibit 10.3 to the March 2012 Form 10-Q and incorporated by reference herein).

10.25
Amended and Restated Collateral Agency and Intercreditor Agreement, dated as of March 6, 2012, by and among the Mohegan Tribal Gaming Authority, the Grantors (as defined therein), Bank of America, N.A., as Initial First Lien Administrative Agent and Collateral Agent, Wells Fargo Gaming Capital, LLC, as Initial Additional First Lien Administrative Agent and Collateral Agent, and U.S. Bank National Association, as Existing Second Lien Trustee and Collateral Agent, Initial Additional Second Lien Trustee and Third Lien Trustee and Collateral Agent (filed as Exhibit 10.4 to the March 2012 Form 10-Q and incorporated by reference herein).

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