Form 10-Q
period 2012-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2013-02-14
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31, 2012	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$88,174	$114,084
Restricted cash	41,500	47,865
Receivables, net	26,651	26,556
Inventories	13,996	14,438
Other current assets	20,594	28,315
Total current assets	190,915	231,258
Non-current assets:
Property and equipment, net	1,483,798	1,490,398
Goodwill	39,459	39,459
Other intangible assets, net	405,826	405,928
Other assets, net	89,259	86,664
Total assets	$2,209,257	$2,253,707
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$19,834	$19,787
Current portion of relinquishment liability	69,451	63,312
Due to Mohegan Tribe	8,838	9,950
Current portion of capital leases	2,281	3,385
Trade payables	9,882	12,674
Construction payables	7,873	5,063
Accrued interest payable	24,031	46,362
Other current liabilities	138,658	149,980
Total current liabilities	280,848	310,513
Non-current liabilities:
Long-term debt, net of current portion	1,646,434	1,646,564
Relinquishment liability, net of current portion	45,921	57,470
Due to Mohegan Tribe, net of current portion	20,125	21,500
Capital leases, net of current portion	4,882	5,440
Other long-term liabilities	3,598	2,957
Total liabilities	2,001,808	2,044,444
Commitments and Contingencies
Capital:
Retained earnings	207,781	208,681
Mohegan Tribal Gaming Authority capital	207,781	208,681
Non-controlling interests	(332)	582
Total capital	207,449	209,263
Total liabilities and capital	$2,209,257	$2,253,707
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011
Revenues:
Gaming	$289,609	$317,532
Food and beverage	20,989	23,376
Hotel	9,944	9,118
Retail, entertainment and other	27,064	27,593
Gross revenues	347,606	377,619
Less-Promotional allowances	(22,851)	(25,743)
Net revenues	324,755	351,876
Operating costs and expenses:
Gaming	175,786	198,846
Food and beverage	10,636	10,836
Hotel	3,393	3,277
Retail, entertainment and other	10,306	10,755
Advertising, general and administrative	46,584	50,012
Corporate	5,733	3,479
Depreciation and amortization	20,164	20,903
Loss on disposition of assets	133	258
Severance	(179)	—
Total operating costs and expenses	272,556	298,366
Income from operations	52,199	53,510
Other income (expense):
Accretion of discount to the relinquishment liability	(1,243)	(2,062)
Interest income	1,457	1,030
Interest expense, net of capitalized interest	(43,274)	(28,809)
Other income (expense), net	(953)	4
Total other expense	(44,013)	(29,837)
Net income	8,186	23,673
Loss attributable to non-controlling interests	914	329
Net income attributable to Mohegan Tribal Gaming Authority	$9,100	$24,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, September 30, 2012	$209,263	$208,681	$582
Net income (loss)	8,186	9,100	(914)
Distributions to Mohegan Tribe	(10,000)	(10,000)	—
Balance, December 31, 2012	$207,449	$207,781	$(332)

Balance, September 30, 2011	$198,724	$196,403	$2,321
Cumulative-effect of adoption of amendments to ASC 924 regarding jackpot liabilities	1,968	1,968	—
Contributions from members	154	—	154
Net income (loss)	23,673	24,002	(329)
Distributions to Mohegan Tribe	(17,969)	(17,969)	—
Balance, December 31, 2011	$206,550	$204,404	$2,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011
Cash flows provided by (used in) operating activities:
Net income	$8,186	$23,673
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	20,164	20,903
Accretion of discount to the relinquishment liability	1,243	2,062
Cash paid for accretion of discount to the relinquishment liability	(1,031)	(1,421)
Loss on early exchange of debt	8	—
Amortization of debt issuance costs	2,588	1,803
Accretion of discount	433	178
Amortization of net deferred gain on settlement of derivative instruments	(25)	(117)
Provision for losses on receivables	1,147	364
Loss on disposition of assets	133	258
Loss from unconsolidated affiliates	934	—
Changes in operating assets and liabilities:
Increase in receivables	(658)	(3,353)
(Increase) decrease in inventories	442	(163)
(Increase) decrease in other assets	6,508	(1,774)
Decrease in trade payables	(2,792)	(2,235)
Decrease in accrued interest	(22,331)	(23)
Increase (decrease) in other liabilities	(5,535)	7,326
Net cash flows provided by operating activities	9,414	47,481
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of increase (decrease) in construction payables of $2,810 and $(3,482), respectively	(10,372)	(18,714)
Issuance of third-party loans and advances	(661)	(182)
Payments received on third-party loans	34	38
(Increase) decrease in restricted cash, net	3,976	(594)
Proceeds from asset sales	118	55
Investments in unconsolidated affiliates	(4,927)	—
Net cash flows used in investing activities	(11,832)	(19,397)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	—	67,000
Bank Credit Facility repayments - revolving loan	—	(97,000)
Bank Credit Facility repayments - term loan	(1,000)	—
Line of Credit borrowings	—	139,827
Line of Credit repayments	—	(132,726)
Borrowings from Mohegan Tribe	—	400
Payments on long-term debt to Mohegan Tribe	(2,487)	—
Principal portion of relinquishment liability payments	(5,622)	(5,909)
Distributions to Mohegan Tribe	(10,000)	(17,969)
Payments of financing fees	(2,721)	(2,119)
Payments on capital lease obligations	(1,662)	(174)
Non-controlling interest contributions	—	154
Net cash flows used in financing activities	(23,492)	(48,516)
Net decrease in cash and cash equivalents	(25,910)	(20,432)
Cash and cash equivalents at beginning of period	114,084	112,174
Cash and cash equivalents at end of period	$88,174	$91,742
Supplemental disclosure:
Cash paid during the period for interest	$61,915	$26,967
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
As of December 31, 2012, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”), MTGA Gaming, LLC (“MTGA Gaming”), Downs Lodging, LLC ("Downs Lodging") and Mohegan Gaming Advisors, LLC ("Mohegan Gaming Advisors"). MBC owns and operates the Connecticut Sun, a professional basketball team in the Women's National Basketball Association (the “WNBA”). MBC currently owns a 4.2% membership interest in WNBA, LLC. Mohegan Golf owns and operates the Mohegan Sun Country Club at Pautipaug golf course in Southeastern Connecticut (“Mohegan Sun Country Club”). Downs Lodging, an unrestricted subsidiary of the Authority, was formed to develop, finance and build Project Sunlight, a hotel and convention center to be located at Mohegan Sun at Pocono Downs. Mohegan Gaming Advisors, an unrestricted subsidiary of the Authority, was formed to pursue gaming opportunities outside the State of Connecticut, including management contracts and consulting agreements for casino and entertainment properties in the United States. Mohegan Gaming Advisors holds 100% membership interests in MGA Holding NJ, LLC and MGA Gaming NJ, LLC (collectively, the "Mohegan New Jersey Entities"). The Mohegan New Jersey Entities were formed to pursue management contracts and consulting agreements in the State of New Jersey. In October 2012, MGA Holding NJ, LLC acquired a 10% ownership interest in Resorts Casino Hotel in Atlantic City, New Jersey ("Resorts Atlantic City"). Mohegan Gaming Advisors also holds 100% membership interests in MGA Holding MA, LLC and MGA Gaming MA, LLC (collectively, the “Mohegan MA Entities”). The Mohegan MA Entities were formed to pursue potential gaming opportunities in the Commonwealth of Massachusetts.
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
Mohegan Ventures-NW and the Tribe hold 49.15% and 7.85% membership interests in Salishan-Mohegan, LLC (“Salishan-Mohegan”), respectively, which was formed with an unrelated third-party to participate in the development and management of a proposed casino to be owned by the federally-recognized Cowlitz Indian Tribe of Washington (the “Cowlitz Tribe”) and to be located in Clark County, Washington (the “Cowlitz Project”). Salishan-Mohegan holds a 100% membership interest in Salishan-Mohegan Two, LLC ("Salishan-Mohegan Two"), which was formed to acquire certain property related to the Cowlitz Project.
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

NOTE 2—BASIS OF PRESENTATION:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments, including normal recurring accruals and adjustments, necessary for a fair statement of the Authority's operating results for the interim period, have been included. The Authority's operating results for the three months ended December 31, 2012 are not necessarily indicative of results for the fiscal year ending September 30, 2013.
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
Long-Term Receivables
Long-term receivables consist primarily of receivables from affiliates and tenants and others. The following table presents a reconciliation of long-term receivables and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Tenants and Others	Total
Balance, September 30, 2012 (1)	$49,841	$3,533	$53,374
Additions:
Issuance of affiliate advances and tenant loans, including interest receivable	1,953	28	1,981
Deductions:
Payments received	—	(34)	(34)
Balance, December 31, 2012 (1)	$51,794	$3,527	$55,321
__________

(1)
Includes interest receivable of $22.9 million and $24.3 million as of September 30, 2012 and December 31, 2012, respectively. The WTG receivables no longer accrue interest pursuant to a release and reimbursement agreement entered into in September 2010.

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Tenants and Others	Total
Balance, September 30, 2012	$21,807	$70	$21,877
Additions:
Charges to bad debt expense	586	—	586
Deductions:
Adjustments	—	(2)	(2)
Balance, December 31, 2012	$22,393	$68	$22,461

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
The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	December 31, 2012
	Carrying Value	Fair Value
Bank Credit Facility	$396,000	$389,565
Term Loan Facility	$221,250	$229,781
2009 11 1/2% Second Lien Senior Secured Notes	$194	$216
2012 11 1/2% Second Lien Senior Secured Notes	$194,408	$216,034
2012 10 1/2% Third Lien Senior Secured Notes	$417,771	$410,201
2005 6 1/8% Senior Unsecured Notes	$15,775	$15,775
2004 7 1/8% Senior Subordinated Notes	$21,156	$18,782
2005 6 7/8% Senior Subordinated Notes	$9,654	$7,959
2012 11 % Senior Subordinated Notes	$344,190	$273,631

The estimated fair values of the Authority's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about December 31, 2012.
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

	Mohegan Sun	Corporate	Total
Balance, September 30, 2012	$12,497	$24	$12,521
Adjustments	(179)	—	(179)
Cash payments	(4,568)	(24)	(4,592)
Balance, December 31, 2012	$7,750	$—	$7,750

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Investments in Unconsolidated Affiliates

In October 2012, the Authority, through its indirect wholly-owned subsidiary, MGA Holding NJ, LLC, acquired a 10% ownership interest in Resorts Atlantic City. The Authority's investment in Resorts Atlantic City was accounted for under the equity method as the Authority has significant influence.

NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	December 31, 2012	September 30, 2012
Bank Credit Facility, due March 2015	$396,000	$397,000
Term Loan Facility, due March 2016, net of discount of $3,750 and $3,988, respectively	221,250	221,012
2009 11 1/2% Second Lien Senior Secured Notes, due November 2017, net of discount of $6 and $6, respectively	194	194
2012 11 1/2% Second Lien Senior Secured Notes, due November 2017, net of discount of $5,392 and $5,587, respectively	194,408	194,213
2012 10 1/2% Third Lien Senior Secured Notes, due December 2016	417,771	417,771
2005 6 1/8% Senior Unsecured Notes, due February 2013	15,775	15,775
2004 7 1/8% Senior Subordinated Notes, due August 2014	21,156	21,156
2005 6 7/8% Senior Subordinated Notes, due February 2015	9,654	9,654
2012 11 % Senior Subordinated Notes, due September 2018	344,190	344,190
2009 Mohegan Tribe Promissory Note, due September 2014	8,375	10,000
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2016	19,500	20,000
Mohegan Tribe Credit Facility, due September 2013	1,088	1,450
Downs Lodging Credit Facility, due July 2016	45,000	45,000
Salishan-Mohegan Promissory Notes, due December 2014	509	—
Subtotal	1,694,870	1,697,415
Plus: net deferred gain on derivative instruments sold	361	386
Long-term debt, excluding capital leases	1,695,231	1,697,801
Less: current portion of long-term debt	(28,672)	(29,737)
Long-term debt, net of current portion	$1,666,559	$1,668,064

Bank Credit Facilities

First Lien, First Out Credit Facility

On March 6, 2012, the Authority entered into a Fourth Amended and Restated Bank Credit Facility providing for a $400.0 million term loan and a revolving loan with letter of credit and borrowing capacity of up to $75.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent (the "Bank Credit Facility"). Principal outstanding on the term loan under the Bank Credit Facility is to be repaid at a rate of $1.0 million per quarter. The Bank Credit Facility matures on March 31, 2015, upon which date all outstanding balances are payable in full. As of December 31, 2012, there were $396.0 million in term loans and no revolving loans outstanding under the Bank Credit Facility. As of December 31, 2012, letters of credit issued under the Bank Credit Facility totaled $2.3 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, and after taking into account restrictive financial covenant requirements, the Authority had approximately $66.5 million of borrowing capacity under the Bank Credit Facility as of December 31, 2012.
Borrowings under the Bank Credit Facility incur interest as follows: (i) for base rate revolving loans, base rate plus an applicable margin based on a leverage-based pricing grid between 2.25% and 3.25%; (ii) for Eurodollar rate revolving loans, the applicable LIBOR rate plus an applicable margin based on a leverage-based pricing grid between 3.50% and 4.50%; (iii) for base rate term loans, base rate plus an applicable margin equal to 3.25%; and (iv) for Eurodollar rate term loans, the applicable LIBOR rate plus 4.50%. For Eurodollar rate term loans, LIBOR is subject to a 1.0% floor. There also is a fee of between 0.25% and 0.50%, based on a leverage-based pricing grid, charged on unused revolving commitments. Interest on Eurodollar rate loans is payable at the end of each applicable interest period for periods of three months or less and for loans of more than three months, each

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

March, June, September or December that occurs after the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. As of December 31, 2012, the $396.0 million in term loans outstanding were based on the Eurodollar rate floor of 1.0% plus an applicable margin of 4.50%. The applicable margin for commitment fees was 0.50% as of December 31, 2012. As of December 31, 2012 and September 30, 2012, accrued interest, including commitment fees, on the Bank Credit Facility was $183,000 and $211,000, respectively.

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
As of December 31, 2012, the Authority and the Tribe were in compliance with all respective covenant requirements under the Bank Credit Facility.

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

Loans under the Term Loan Facility incur interest as follows: (i) for base rate loans, base rate plus 6.50% per annum and (ii) for Eurodollar rate loans, LIBOR plus 7.50% per annum. In all cases, LIBOR is subject to a 1.50% floor. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or every quarter in arrears, if an interest period exceeds three months. Interest on base rate loans is payable quarterly in arrears. As of December 31, 2012, the Authority had a $225.0 million Eurodollar rate loan outstanding, which was based on the Eurodollar rate floor of 1.50% plus an applicable margin of 7.50%. As of December 31, 2012 and September 30, 2012, accrued interest on the Term Loan Facility was $1.2 million.

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
As of December 31, 2012, the Authority and the Tribe were in compliance with all respective covenant requirements under the Term Loan Facility.

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

On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2009 Second Lien Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2009 Second Lien Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2009 Second Lien Notes tendered and exchanged was $199.8 million. An aggregate principal amount of $200,000 of 2009 Second Lien Notes remains outstanding as of December 31, 2012. As of December 31, 2012 and September 30, 2012, accrued interest on the 2009 Second Lien Notes was $4,000 and $10,000, respectively.

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

2012 11 ½% Second Lien Senior Secured Notes

On March 6, 2012, the Authority issued $199.8 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.50% per annum (the “2012 Second Lien Notes”) in exchange for an equal amount of 2009 Second Lien Notes. The 2012 Second Lien Notes mature on November 1, 2017. The Authority may redeem the 2012 Second Lien Notes, in whole or in part, at any time prior to November 1, 2014, at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest. On or after November 1, 2014, the Authority may redeem the 2012 Second Lien Notes, in whole or in part, at a premium decreasing ratably to zero, plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Second Lien Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Second Lien Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Second Lien Notes is payable semi-annually on May 1st and November 1st, commencing November 1, 2012. As of December 31, 2012 and September 30, 2012, accrued interest on the 2012 Second Lien Notes was $3.8 million and 13.1 million, respectively.

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

2012 10 ½% Third Lien Senior Secured Notes

On March 6, 2012, the Authority issued $417.7 million Third Lien Senior Secured Notes with fixed interest payable at a rate of 10.50% per annum (the “2012 Third Lien Notes”) in exchange for $234.2 million of 2005 Senior Unsecured Notes and $183.5 million of 2002 8% Senior Subordinated Notes. The 2012 Third Lien Notes mature on December 15, 2016. The Authority may redeem the 2012 Third Lien Notes, in whole or in part, at any time at a price equal to 100% of the principal amount plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Third Lien Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Third Lien Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Third Lien Notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2012. As of December 31, 2012 and September 30, 2012, accrued interest on the 2012 Third Lien Notes was $1.9 million and 25.0 million, respectively.

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
On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Unsecured Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Unsecured Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2005 Senior Unsecured Notes tendered and exchanged was $234.2 million. An aggregate principal amount of $15.8 million of the 2005 Senior Unsecured Notes remains outstanding as of December 31, 2012. The Authority intends to repay the outstanding 2005 Senior Unsecured Notes at maturity with cash on hand. As of December 31, 2012 and September 30, 2012, accrued interest on the 2005 Senior Unsecured Notes was $362,000 and $81,000, respectively.

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
On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2004 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 Senior Subordinated Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 Senior Subordinated Notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million of the 2004 Senior Subordinated Notes remains outstanding as of December 31, 2012. As of December 31, 2012 and September 30, 2012, accrued interest on the 2004 Senior Subordinated Notes was $565,000 and $148,000, respectively.
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

On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Subordinated Notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 Senior Subordinated Notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million of the 2005 Senior Subordinated Notes remains outstanding as of December 31, 2012. As of December 31, 2012 and September 30, 2012, accrued interest on the 2005 Senior Subordinated Notes was $249,000 and $56,000, respectively.

2012 11% Senior Subordinated Notes

On March 6, 2012, the Authority issued $344.2 million Senior Subordinated Toggle Notes with fixed interest payable at a rate of 11% per annum (the “2012 Senior Subordinated Notes”) in exchange for $203.8 million of 2004 Senior Subordinated Notes and $140.3 million of 2005 Senior Subordinated Notes. The 2012 Senior Subordinated Notes mature on September 15, 2018. The Authority may redeem the 2012 Senior Subordinated Notes, in whole or in part, at any time, at a price equal to 100% of the principal amount plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Senior Subordinated Notes is payable semi-annually on March 15th and September 15th, commencing September 15, 2012. The initial interest payment on the 2012 Senior Subordinated Notes is payable entirely in cash. For any subsequent interest payment period through March 15, 2018, the Authority may, at its option, elect to pay interest on the 2012 Senior Subordinated Notes either entirely in cash or by paying up to 2% in 2012 Senior Subordinated Notes (“PIK Interest”). If the Authority elects to pay PIK Interest, such election will increase the principal amount of the 2012 Senior Subordinated Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of 2012 Senior Subordinated Notes on the relevant record date. As of December 31, 2012 and September 30, 2012, accrued interest on the 2012 Senior Subordinated Notes was $11.1 million and $1.7 million, respectively.

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

As of December 31, 2012, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and the Authority's liquidity and covenant requirement restrictions, among other factors.
Line of Credit
As of December 31, 2012, the Authority had a $16.5 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit was amended in March 2012 to, among other things, extend the maturity date to March 31, 2015. Pursuant to provisions of the Bank Credit Facility, the Line of Credit may be replaced by an Autoborrow Loan governed by the terms of an Autoborrow Agreement described in the Bank Credit Facility. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations. As of December 31, 2012, no amount was drawn on the Line of Credit. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Bank Credit Facility. As of December 31, 2012, the Authority was in compliance with all covenant requirements under the Line of Credit and had $16.5 million of borrowing capacity thereunder. As of December 31, 2012 and September 30, 2012, there was no accrued interest on the Line of Credit.
2009 Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “2009 Mohegan Tribe Promissory Note”). The 2009 Mohegan Tribe Promissory Note was amended in March 2012 to extend the maturity date to September 30, 2014. As amended, the 2009 Mohegan Tribe Promissory Note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly in the amount of $1.2 million, commencing December 31, 2013 and continuing through June 31, 2014, with the balance of accrued and unpaid interest due at maturity. Principal outstanding under the 2009 Mohegan Tribe Promissory Note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 and continuing through September 30, 2013 and (ii) $875,000 per quarter, commencing December 31, 2013. As of December 31, 2012 and September 30, 2012, accrued interest on the Mohegan Tribe Promissory Note was $4.2 million and $3.9 million, respectively.
2012 Mohegan Tribe Minor's Trust Promissory Note

In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan (the “2012 Mohegan Tribe Minor's Trust Promissory Note”). The 2012 Mohegan Tribe Minor's Trust Promissory Note matures on March 31, 2016. The 2012 Mohegan Tribe Minor's Trust Promissory Note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly, commencing June 30, 2012. Principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 and continuing through September 30, 2014 and (ii) $1.5 million per quarter, commencing December 31, 2014 and continuing to maturity. As of December 31, 2012, there was no accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note. As of September 30, 2012, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $16,000.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Mohegan Tribe Credit Facility

In 2011, the Tribe provided Salishan-Mohegan with a $1.75 million revolving credit facility (the “Mohegan Tribe Credit Facility”). The Mohegan Tribe Credit Facility was amended in March 2012 to extend the maturity date to September 30, 2013 and reduce the borrowing capacity to $1.45 million. The Mohegan Tribe Credit Facility accrues interest at an annual rate of 15.0% payable at maturity. As amended, principal outstanding under the Mohegan Tribe Credit Facility amortizes at a rate of $362,500 per quarter, commencing December 31, 2012. As of December 31, 2012, the Mohegan Tribe Credit Facility was fully drawn. As of December 31, 2012 and September 30, 2012, accrued interest on the Mohegan Tribe Credit Facility was $304,000 and $249,000, respectively.
Downs Lodging Credit Facility

In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary of the Authority, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender (the “Downs Lodging Credit Facility”). The proceeds of the Downs Lodging Credit Facility will be used by Downs Lodging to finance Project Sunlight, a hotel and convention center expansion project being developed and built by Downs Lodging at Mohegan Sun at Pocono Downs. The Downs Lodging Credit Facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging Credit Facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging Credit Facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging Credit Facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of December 31, 2012, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging Credit Facility. As of December 31, 2012, there was no accrued interest on the Downs Lodging Credit Facility. As of September 30, 2012, accrued interest on the Downs Lodging Credit Facility was $375,000.
Salishan-Mohegan Promissory Notes
In December 2012, Salishan-Mohegan Two, a wholly-owned subsidiary of Salishan-Mohegan, entered into two promissory notes with third-party lenders to fund the acquisition of certain property related to the Cowlitz Project. The first note, in the original principal amount of $150,000, bears no interest and amortizes as follows: (i) $5,000 per month, commencing December 31, 2012 and continuing through July 31, 2014 and (ii) $10,000 per month, commencing August 31, 2014 until fully paid. The second note, in the original principal amount of $375,000, matures on December 31, 2014 and accrues interest at an annual rate of 7.0%, payable monthly, commencing January 1, 2013. As of December 31, 2012, accrued interest on the promissory notes was $2,000.

NOTE 4—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $10.0 million and $18.0 million for the three months ended December 31, 2012 and 2011, respectively.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services totaling $7.0 million and $6.8 million for the three months ended December 31, 2012 and 2011, respectively.
The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $4.1 million and $5.4 million for the three months ended December 31, 2012 and 2011, respectively.
The Authority incurred interest expense associated with the 2009 Mohegan Tribe Promissory Note totaling $251,000 and $378,000 for the three months ended December 31, 2012 and 2011, respectively.
The Authority incurred interest expense associated with the 2012 Mohegan Tribe Minor's Trust Promissory Note totaling $503,000 for the three months ended December 31, 2012.
The Authority incurred interest expense associated with the Mohegan Tribe Credit Facility totaling $55,000 and $42,000 for the three months ended December 31, 2012 and 2011, respectively.

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
The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $37.1 million and $43.4 million for the three months ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and September 30, 2012, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $12.5 million and $13.7 million, respectively.
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

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $30.2 million and $33.5 million for the three months ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and September 30, 2012, outstanding Pennsylvania Slot Machine Tax payments totaled $7.0 million and $5.5 million, respectively.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.5 million and $1.8 million for the three months ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and September 30, 2012, outstanding Pennsylvania Table Game Tax payments totaled $130,000 and $92,000, respectively.
Pennsylvania Regulatory Fee
Slot machine licensees in the Commonwealth of Pennsylvania are required to reimburse state gaming regulatory agencies for various administrative and operating expenses (“Pennsylvania Regulatory Fee”) at a rate of 1.5% of gross revenues from slot machines and table games.
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $1.2 million and $1.3 million for the three months ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and September 30, 2012, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $146,000 and $129,000, respectively.
Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which also are to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 11 of the 14 authorized gaming facilities have commenced operations. As of December 31, 2012, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee.
The Authority reflected expenses associated with this repayment schedule totaling $163,000 and $169,000 for the three months ended December 31, 2012 and 2011, respectively.
Horsemen’s Agreement
Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2014. As of December 31, 2012 and September 30, 2012, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $7.1 million and $9.3 million, respectively.
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

The Authority reflected payments associated with the Priority Distribution Agreement totaling $4.7 million and $4.6 million for the three months ended December 31, 2012 and 2011, respectively.
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
As of December 31, 2012 and September 30, 2012, the carrying amount of the relinquishment liability was $115.4 million and $120.8 million, respectively. The decrease in the relinquishment liability during the three months ended December 31, 2012 was due to $6.6 million in relinquishment payments. This reduction in the liability was offset by $1.2 million representing the accretion of discount to the relinquishment liability.
Relinquishment payments consisted of the following (in millions):

	For the Three Months Ended
	December 31, 2012	December 31, 2011
Principal	$5.6	$5.9
Accretion of discount	1.0	1.4
Total	$6.6	$7.3
The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of December 31, 2012 and September 30, 2012, relinquishment payments earned but unpaid were $19.1 million and $13.3 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 7—SEGMENT REPORTING:
As of December 31, 2012, the Authority owns and operates, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise, and the Mohegan Sun Country Club at Pautipaug (collectively, the “Connecticut Facilities”), and the Pennsylvania Facilities. Substantially all of the Authority's revenues are derived from these operations. The Connecticut Sun franchise and the Mohegan Sun Country Club at Pautipaug are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Authority has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania Facilities. The Authority's operations related to investments in unconsolidated affiliates and certain other corporate and management operations have not been identified as separate reportable segments, therefore, these operations are included in corporate and other in the following segment disclosures to reconcile to consolidated results.

	For the Three Months Ended
(in thousands)	December 31, 2012	December 31, 2011
Net revenues:
Mohegan Sun	$253,190	$273,898
Mohegan Sun at Pocono Downs	71,288	77,978
Corporate and other	277	—
Total	324,755	351,876
Income (loss) from operations:
Mohegan Sun	48,126	46,993
Mohegan Sun at Pocono Downs	9,558	10,032
Corporate and other	(5,485)	(3,515)
Total	52,199	53,510
Accretion of discount to the relinquishment liability	(1,243)	(2,062)
Interest income	1,457	1,030
Interest expense, net of capitalized interest	(43,274)	(28,809)
Other income (expense), net	(953)	4
Net income	8,186	23,673
Loss attributable to non-controlling interests	914	329
Net income attributable to Mohegan Tribal Gaming Authority	$9,100	$24,002

	For the Three Months Ended
	December 31, 2012	December 31, 2011
Capital expenditures incurred:
Mohegan Sun	$4,301	$13,984
Mohegan Sun at Pocono Downs	2,133	1,248
Corporate	7,257	—
Total	$13,691	$15,232

	December 31, 2012	September 30, 2012
Total assets:
Mohegan Sun	$1,462,536	$1,484,369
Mohegan Sun at Pocono Downs	564,965	570,078
Corporate	181,756	199,260
Total	$2,209,257	$2,253,707

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 8—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of December 31, 2012, substantially all of the Authority's outstanding debt is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. Separate financial statements and other disclosures concerning the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 7 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor subsidiaries and entities as of December 31, 2012 and September 30, 2012 and for the three months ended December 31, 2012 and 2011 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,220,940	$232,093	$30,765	$—	$1,483,798
Intercompany receivables	224,275	17,230	—	(241,505)	—
Investment in subsidiaries	350,788	(322)	—	(350,466)	—
Other intangible assets, net	120,595	285,231	—	—	405,826
Other assets, net	174,266	67,385	78,192	(210)	319,633
Total assets	$2,090,864	$601,617	$108,957	$(592,181)	$2,209,257
LIABILITIES AND CAPITAL
Current liabilities	$227,959	$33,774	$10,277	$—	$272,010
Due to Mohegan Tribe	—	—	28,963	—	28,963
Long-term debt and capital leases, net of current portions	1,605,861	—	45,455	—	1,651,316
Relinquishment liability, net of current portion	45,921	—	—	—	45,921
Intercompany payables	—	223,210	18,295	(241,505)	—
Other long-term liabilities	2,816	—	782	—	3,598
Total liabilities	1,882,557	256,984	103,772	(241,505)	2,001,808
Mohegan Tribal Gaming Authority capital	208,307	344,633	5,185	(350,344)	207,781
Non-controlling interests	—	—	—	(332)	(332)
Total liabilities and capital	$2,090,864	$601,617	$108,957	$(592,181)	$2,209,257
___________
(1)   Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	September 30, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,233,688	$233,202	$23,508	$—	$1,490,398
Intercompany receivables	223,131	12,448	—	(235,579)	—
Investment in subsidiaries	351,703	557	—	(352,260)	—
Other intangible assets, net	120,623	285,305	—	—	405,928
Other assets, net	208,576	71,673	77,342	(210)	357,381
Total assets	$2,137,721	$603,185	$100,850	$(588,049)	$2,253,707
LIABILITIES AND CAPITAL
Current liabilities	$261,433	$32,771	$6,359	$—	$300,563
Due to Mohegan Tribe	—	—	31,450	—	31,450
Long-term debt and capital leases, net of current portions	1,607,004	—	45,000	—	1,652,004
Relinquishment liability, net of current portion	57,470	—	—	—	57,470
Intercompany payables	—	222,787	12,792	(235,579)	—
Other long-term liabilities	2,607	—	350	—	2,957
Total liabilities	1,928,514	255,558	95,951	(235,579)	2,044,444
Mohegan Tribal Gaming Authority capital	209,207	347,627	4,899	(353,052)	208,681
Non-controlling interests	—	—	—	582	582
Total liabilities and capital	$2,137,721	$603,185	$100,850	$(588,049)	$2,253,707
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months Ended December 31, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$252,750	$71,956	$353	$(304)	$324,755
Operating costs and expenses:
Gaming and other operations	147,613	52,752	—	(244)	200,121
Advertising, general and administrative	42,183	7,551	2,643	(60)	52,317
Depreciation and amortization	16,855	3,309	—	—	20,164
Loss on disposition of assets	133	—	—	—	133
Severance	(179)	—	—	—	(179)
Total operating costs and expenses	206,605	63,612	2,643	(304)	272,556
Income (loss) from operations	46,145	8,344	(2,290)	—	52,199
Accretion of discount to the relinquishment liability	(1,243)	—	—	—	(1,243)
Interest expense, net of capitalized interest	(30,115)	(10,864)	(2,661)	366	(43,274)
Loss on interests in subsidiaries	(5,750)	(879)	—	6,629	—
Other income, net	63	370	437	(366)	504
Net income (loss)	9,100	(3,029)	(4,514)	6,629	8,186
Loss attributable to non-controlling interests	—	—	—	914	914
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$9,100	$(3,029)	$(4,514)	$7,543	$9,100
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$(2,506)	$14,880	$(2,960)	$—	$9,414
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(5,763)	(1,490)	(3,119)	—	(10,372)
(Increase) decrease in restricted cash, net	—	(341)	4,317	—	3,976
Investments in unconsolidated affiliates	—	—	(4,927)	—	(4,927)
Other cash flows provided by (used in) investing activities	19,407	(4,425)	(661)	(14,830)	(509)
Net cash flows provided by (used in) investing activities	13,644	(6,256)	(4,390)	(14,830)	(11,832)
Cash flows provided by (used in) financing activities:
Bank Credit Facility repayments - term loan	(1,000)	—	—	—	(1,000)
Payments on long-term debt to Mohegan Tribe	—	—	(2,487)	—	(2,487)
Principal portion of relinquishment liability payments	(5,622)	—	—	—	(5,622)
Distributions to Mohegan Tribe	(10,000)	—	—	—	(10,000)
Payments of financing fees	(2,525)	—	(196)	—	(2,721)
Other cash flows provided by (used in) financing activities	(16,034)	(10,405)	9,947	14,830	(1,662)
Net cash flows provided by (used in) financing activities	(35,181)	(10,405)	7,264	14,830	(23,492)
Net decrease in cash and cash equivalents	(24,043)	(1,781)	(86)	—	(25,910)
Cash and cash equivalents at beginning of period	91,836	21,757	491	—	114,084
Cash and cash equivalents at end of period	$67,793	$19,976	$405	$—	$88,174
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Three Months Ended December 31, 2011
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$31,434	$16,631	$(584)	$—	$47,481
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(16,060)	(2,654)	—	—	(18,714)
Other cash flows provided by (used in) investing activities	10,060	(627)	(173)	(9,943)	(683)
Net cash flows used in investing activities	(6,000)	(3,281)	(173)	(9,943)	(19,397)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	67,000	—	—	—	67,000
Bank Credit Facility repayments - revolving loan	(97,000)	—	—	—	(97,000)
Line of Credit borrowings	139,827	—	—	—	139,827
Line of Credit repayments	(132,726)	—	—	—	(132,726)
Principal portion of relinquishment liability payments	(5,909)	—	—	—	(5,909)
Distributions to Mohegan Tribe	(17,969)	—	—	—	(17,969)
Other cash flows provided by (used in) financing activities	(2,489)	(9,918)	725	9,943	(1,739)
Net cash flows provided by (used in) financing activities	(49,266)	(9,918)	725	9,943	(48,516)
Net increase (decrease) in cash and cash equivalents	(23,832)	3,432	(32)	—	(20,432)
Cash and cash equivalents at beginning of period	89,018	22,931	225	—	112,174
Cash and cash equivalents at end of period	$65,186	$26,363	$193	$—	$91,742
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 9—SUBSEQUENT EVENTS:

On January 14, 2013, the Authority announced a partnership with Brigade Capital Management, LLC to pursue a casino license to build a destination resort casino at a 152-acre site leased by an affiliate of the Authority in Palmer, Massachusetts. The first phase of the application for the Massachusetts casino license was also filed on January 14, 2013.

On February 8, 2013, it was announced that the Authority, through Mohegan Gaming Advisors, a wholly-owned unrestricted subsidiary, will partner with Market East Associates, L.P. to pursue a casino license in Philadelphia, Pennsylvania, and operate the gaming and entertainment portions of a proposed urban entertainment center to be developed in Center City Philadelphia, known as “Market8.”

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
Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.
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
Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:
Casino of the Earth
As of December 31, 2012, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 2,900 slot machines and 160 table games, including blackjack, roulette and craps;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

•
food and beverage amenities, including: Seasons Buffet, a 784-seat multi-station buffet with live cooking stations, a Hong Kong-style food outlet offering authentic Southeast Asian cuisine, Bobby Flay's Bobby's Burger Palace, Bow & Arrow Sports Bar and multiple service bars, all operated by us, as well as Ballo Italian Restaurant & Social Club, Frank Pepe Pizzeria Napoletana, Hash House a Go Go and Fidelia's Market, an approximately 290-seat multi-station food court, operated by third-parties, for a total restaurant seating of approximately 2,075;

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars; and

•	the Wolf Den, an approximately 10,000-square-foot, 400-seat lounge featuring live entertainment seven days a week.
Casino of the Sky
As of December 31, 2012, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,040 slot machines and 100 table games, including blackjack, roulette and craps;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, a 24-hour coffee shop and three lounges and bars, all operated by us, as well as four full-service restaurants, three quick-service restaurants and a multi-station food court operated by third-parties, for a total restaurant seating of approximately 2,060;

•	The Shops at Mohegan Sun containing 32 retail shops, seven of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Landsdowne Irish Pub and Music House, Ultra 88 nightclub and Vista Lounge, operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.
Casino of the Wind
As of December 31, 2012, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 615 slot machines, 25 table games, including blackjack, roulette and craps, and a 42-table themed poker room;

•
food and beverage amenities, including: a two-level, 16,000-square-foot Jimmy Buffett's Margaritaville Restaurant and a casual dining restaurant operated by third-parties, for a total restaurant seating of approximately 475;

•	Mist, a nightlife entertainment venue operated by us; and

•	a retail shop operated by a third-party.
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
Mohegan Sun at Pocono Downs
Through Downs Racing, we own and operate a gaming and entertainment facility known as Mohegan Sun at Pocono Downs located on a 400-acre site in Plains Township, Pennsylvania, and OTW facilities located in Carbondale, East Stroudsburg and Lehigh Valley, Pennsylvania. In November 2006, Mohegan Sun at Pocono Downs became the first location to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of its gaming and entertainment facility opened. In July 2008, we completed a major expansion of Mohegan Sun at Pocono Downs known as Project Sunrise, which included increased gaming, restaurant and retail space. In July 2010, Mohegan Sun at Pocono Downs opened its table game and poker operations, including additional non-smoking sections and a high-limit gaming area. Mohegan Sun at Pocono Downs plans on opening Project Sunlight, a 238-room hotel and 20,000-square-foot convention center expansion, by the end of 2013.
Mohegan Sun at Pocono Downs currently operates in an approximately 400,000-square-foot facility, which includes the following as of December 31, 2012:

•	approximately 82,000 square feet of gaming space;

•	approximately 2,330 slot machines, 66 table games, including blackjack, roulette and craps, and an 18-table poker room;

•	live harness racing and simulcast and off-track wagering;

•
food and beverage amenities, including: Ruth's Chris Steakhouse, Rustic Kitchen Bistro and Bar, which features dining and a live cooking show, Bar Louie, a casual bar and restaurant, Timbers Buffet, a 300-seat Mohegan Indian cultural heritage themed multi-station buffet, and a food court, including: Johnny Rockets, Wok 8, Puck Express by Wolfgang Puck and Ben & Jerry's Ice Cream, for a total seating of approximately 1,800;

•	five retail shops, one of which we own, offering products ranging from Mohegan Sun at Pocono Downs logo souvenirs to fine apparel; and

•	three bars/lounges: Sunburst Bar, featured in the center of the gaming floor, Breakers Night Club and Pearl Sushi Bar.
Market and Competition from Other Gaming Operations

Our gaming operation at Mohegan Sun is one of only two current gaming operations in southern New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in the State of Connecticut, Foxwoods Resort Casino, or Foxwoods, owned by the Mashantucket Pequot Tribe and located approximately 10 miles from Mohegan Sun. We also face competition from racino and video lottery terminal facilities in the states of Rhode Island and New York and gaming facilities in the states of New York and New Jersey. In addition, we face competition in and from the Northeastern Pennsylvania gaming market, both in the immediate market for Mohegan Sun at Pocono Downs, and for Mohegan Sun, in marketing and attracting patrons from the New York City metropolitan region. Please refer to “Part I. Item 1. Business-Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and our other reports and filings with the SEC for further details regarding current and potential competition from other gaming operations.

Explanation of Key Financial Statement Captions
There has been no material change from the explanation of key financial statement captions previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Results of Operations
Summary Operating Results
As of December 31, 2012, we own and operate, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise, and the Mohegan Sun Country Club at Pautipaug, or collectively, the Connecticut facilities, and the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise and the Mohegan Sun Country Club at Pautipaug are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania facilities.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended December 31,
	2012	2011	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$253,190	$273,898	$(20,708)	(7.6)%
Mohegan Sun at Pocono Downs	71,288	77,978	(6,690)	(8.6)%
Corporate and other	277	—	277	100.0%
Total	$324,755	$351,876	$(27,121)	(7.7)%
Income (loss) from operations:
Mohegan Sun	$48,126	$46,993	$1,133	2.4%
Mohegan Sun at Pocono Downs	9,558	10,032	(474)	(4.7)%
Corporate and other	(5,485)	(3,515)	(1,970)	56.0%
Total	$52,199	$53,510	$(1,311)	(2.5)%
Net income attributable to Mohegan Tribal Gaming Authority	$9,100	$24,002	$(14,902)	(62.1)%
Operating margin:
Mohegan Sun	19.0%	17.2%	1.8%	10.5%
Mohegan Sun at Pocono Downs	13.4%	12.9%	0.5%	3.9%
Total	16.1%	15.2%	0.9%	5.9%

The most significant factors and trends that we believe impacted our operating performance were as follows:

•
a weak regional economic environment which we believe was due, in part, to the uncertainties surrounding the national presidential election and the “fiscal cliff” negotiations in Congress, and in northeastern Pennsylvania, local governmental proposals to significantly increase property taxes, and the related impact on consumer spending;

•	additional gaming capacity in the northeast gaming market;

•	a workforce reduction and other cost saving initiatives implemented in September 2012 at Mohegan Sun;

•	changes in operations designed to improve profitability;

•	continued focus on managing expenses and enhancing operating efficiencies; and

•	higher table games hold percentage.

Net revenues for the three months ended December 31, 2012 compared to the same period in the prior year declined primarily as a result of lower gaming revenues at both Mohegan Sun and Mohegan Sun at Pocono Downs.
Income from operations for the three months ended December 31, 2012 compared to the same period in the prior year decreased due to the reduction in net revenues, combined with higher Corporate expenses. Income from operations for the three months ended December 31, 2012 also reflected lower operating costs and expenses resulting, in part, from our workforce reduction and other cost saving initiatives implemented in September 2012 at Mohegan Sun, as well as overall changes in our operations designed to improve profitability and continued focus on managing expenses and enhancing operating efficiencies.

Net income attributable to the Authority for the three months ended December 31, 2012 compared to the same period in the prior year declined primarily as a result of higher interest expense, combined with the reduction in income from operations.
Mohegan Sun
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2012	2011	Variance	Percentage Variance
Gaming	$222,274	$243,548	$(21,274)	(8.7)%
Food and beverage	14,938	17,264	(2,326)	(13.5)%
Hotel	9,944	9,118	826	9.1%
Retail, entertainment and other	24,816	25,673	(857)	(3.3)%
Total	$271,972	$295,603	$(23,631)	(8.0)%
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended December 31,
	2012	2011
Gaming	81.7%	82.4%
Food and beverage	5.5%	5.8%
Hotel	3.7%	3.1%
Retail, entertainment and other	9.1%	8.7%
Total	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2012	2011	Variance	Percentage Variance
Slots:
Handle	$1,785,004	$2,064,371	$(279,367)	(13.5)%
Gross revenues	$148,478	$170,814	$(22,336)	(13.1)%
Net revenues	$142,656	$163,776	$(21,120)	(12.9)%
Free promotional slot plays (1)	$13,820	$13,807	$13	0.1%
Weighted average number of machines (in units)	5,608	6,238	(630)	(10.1)%
Hold percentage (gross)	8.3%	8.3%	—	—
Win per unit per day (gross) (in dollars)	$288	$298	$(10)	(3.4)%
Table games:
Drop	$463,614	$505,391	$(41,777)	(8.3)%
Revenues	$75,551	$74,947	$604	0.8%
Weighted average number of games (in units)	287	314	(27)	(8.6)%
Hold percentage (2)	16.3%	14.8%	1.5%	10.1%
Win per unit per day (in dollars)	$2,864	$2,592	$272	10.5%
Poker:
Revenues	$2,571	$3,016	$(445)	(14.8)%
Weighted average number of tables (in units)	42	42	—	—
Revenue per unit per day (in dollars)	$665	$781	$(116)	(14.9)%
__________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months ended December 31, 2012 compared to the same period in the prior year declined as a result of lower slot revenues. The reduction in slot revenues was primarily due to lower business volumes which we believe reflected a weak regional economic environment due, in part, to the uncertainties surrounding the national presidential election and the “fiscal cliff” negotiations in Congress. Business volumes also were negatively impacted by additional gaming capacity in the northeast gaming market and difficult year over year comparisons related to Mohegan Sun's 15th anniversary festivities for casino patrons in the first quarter of fiscal 2012. In addition, business volumes declined due to changes in our operations designed to improve profitability. Gaming revenues for the three months ended December 31, 2012 compared to the same period in the prior year benefited from higher table games hold percentage and favorable weather conditions.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2012	2011	Variance	Percentage Variance
Meals served	705	819	(114)	(13.9)%
Average price per meal served (in dollars)	$16.11	$16.79	$(0.68)	(4.1)%

Food and beverage revenues for the three months ended December 31, 2012 compared to the same period in the prior year decreased primarily due to the decline in meals served. The decline in meals served reflected changes in our operations designed to improve profitability, including the reduction in hours of operation in certain food and beverage outlets and the replacement of certain Mohegan Sun-owned food and beverage outlets with third-party operators.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2012	2011	Variance	Percentage Variance
Rooms occupied	104	102	2	2.0%
Occupancy rate	96.1%	94.0%	2.1%	2.2%
Average daily room rate (in dollars)	$92	$86	$6	7.0%
Revenue per available room (in dollars)	$89	$81	$8	9.9%

Hotel revenues for the three months ended December 31, 2012 compared to the same period in the prior year increased primarily due to the increase in average daily room rate, reflecting an increase in hotel occupancy by higher paying transient guests.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2012	2011	Variance	Percentage Variance
Arena events (in events)	26	27	(1)	(3.7)%
Arena tickets	164	155	9	5.8%
Average price per Arena ticket (in dollars)	$51.96	$53.22	$(1.26)	(2.4)%

Retail, entertainment and other revenues for the three months ended December 31, 2012 compared to the same period in the prior year declined primarily as a result of lower retail and gas revenues. Both retail and gas revenues were negatively impacted by the overall decline in our business volumes, as well as changes in our operations designed to improve profitability.

Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2012	2011	Variance	Percentage Variance
Food and beverage	$5,398	$7,150	$(1,752)	(24.5)%
Hotel	3,544	3,627	(83)	(2.3)%
Retail, entertainment and other	9,840	10,928	(1,088)	(10.0)%
Total	$18,782	$21,705	$(2,923)	(13.5)%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended December 31,
	2012	2011	Variance	Percentage Variance
Food and beverage	$5,338	$6,840	$(1,502)	(22.0)%
Hotel	1,853	2,096	(243)	(11.6)%
Retail, entertainment and other	9,377	10,212	(835)	(8.2)%
Total	$16,568	$19,148	$(2,580)	(13.5)%

Promotional allowances for the three months ended December 31, 2012 compared to the same period in the prior year decreased primarily due to the decline in gaming revenues resulting in lower redemptions under the Player's Club program.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2012	2011	Variance	Percentage Variance
Gaming	$126,215	$144,782	$(18,567)	(12.8)%
Food and beverage	8,685	8,920	(235)	(2.6)%
Hotel	3,393	3,277	116	3.5%
Retail, entertainment and other	10,020	10,459	(439)	(4.2)%
Advertising, general and administrative	39,624	42,477	(2,853)	(6.7)%
Depreciation and amortization	17,173	17,011	162	1.0%
(Gain) loss on disposition of assets	133	(21)	154	(733.3)%
Severance (1)	(179)	—	(179)	100.0%
Total	$205,064	$226,905	$(21,841)	(9.6)%
__________

(1)	Workforce reduction severance.

Gaming costs and expenses for the three months ended December 31, 2012 compared to the same period in the prior year decreased primarily as a result of lower combined slot win and free promotional slot play contribution expenses commensurate with the decline in slot revenues, combined with reduced payroll costs resulting from our September 2012 workforce reduction. The reduction in gaming costs and expenses also reflected changes in our operations designed to improve profitability, including lower costs related to Player's Club point redemptions at third-party outlets and Mohegan Sun-owned facilities. Expenses associated with the combined slot win and free promotional slot play contributions totaled $37.1 million and $43.4 million for the three months ended December 31, 2012 and 2011, respectively. Gaming costs and expenses as a percentage of gaming revenues were 56.8% and 59.5% for the three months ended December 31, 2012 and 2011, respectively.
Food and beverage costs and expenses for the three months ended December 31, 2012 compared to the same period in the prior year declined primarily due to lower payroll costs and cost of goods sold reflecting our workforce reduction and other cost saving initiatives implemented in September 2012, including the reduction in hours of operation in certain food and beverage outlets and the replacement of certain Mohegan Sun-owned food and beverage outlets with third-party operators. These results were partially offset by reduced use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the three months ended December 31, 2012 compared to the same period in the prior year increased primarily as a result of reduced use of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the three months ended December 31, 2012 compared to the same period in the prior year decreased primarily due to non-recurring costs related to Mohegan Sun's 15th anniversary festivities for casino patrons in the first quarter of fiscal 2012. These results were partially offset by reduced use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses.
Advertising, general and administrative costs and expenses for the three months ended December 31, 2012 compared to the same period in the prior year declined primarily as a result of lower payroll costs and advertising expenditures, reflecting, in part, our workforce reduction and other cost saving initiatives implemented in September 2012. The decline in advertising, general and administrative costs and expenses also reflected lower utility expenses and non-recurring costs related to Mohegan Sun's 15th anniversary festivities for casino patrons in the first quarter of fiscal 2012.
Mohegan Sun at Pocono Downs
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2012	2011	Variance	Percentage Variance
Gaming	$67,335	$73,984	$(6,649)	(9.0)%
Food and beverage	6,051	6,112	(61)	(1.0)%
Retail, entertainment and other	1,939	1,920	19	1.0%
Total	$75,325	$82,016	$(6,691)	(8.2)%

The following table summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Three Months Ended December 31,
	2012	2011
Gaming	89.4%	90.2%
Food and beverage	8.0%	7.5%
Retail, entertainment and other	2.6%	2.3%
Total	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2012	2011	Variance	Percentage Variance
Slots:
Handle	$679,869	$736,959	$(57,090)	(7.7)%
Gross revenues	$53,597	$59,159	$(5,562)	(9.4)%
Net revenues	$53,552	$59,136	$(5,584)	(9.4)%
Free promotional slot plays (1)	$15,281	$14,881	$400	2.7%
Weighted average number of machines (in units)	2,332	2,332	—	—
Hold percentage (gross)	7.9%	8.0%	(0.1)%	(1.3)%
Win per unit per day (gross) (in dollars)	$250	$276	$(26)	(9.4)%
Table games:
Drop	$45,499	$55,079	$(9,580)	(17.4)%
Revenues	$9,515	$10,176	$(661)	(6.5)%
Weighted average number of games (in units)	66	66	—	—
Hold percentage (2)	20.9%	18.5%	2.4%	13.0%
Win per unit per day (in dollars)	$1,567	$1,676	$(109)	(6.5)%
Poker:
Revenues	$1,070	$989	$81	8.2%
Weighted average number of tables (in units)	18	18	—	—
Revenue per unit per day (in dollars)	$646	$597	$49	8.2%
 ___________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months ended December 31, 2012 compared to the same period in the prior year declined as a result of lower slot and table game revenues. The reductions in slot and table game revenues were primarily due to lower business volumes which we believe reflected a weak regional economic environment due to local governmental proposals to significantly increase property taxes, as well as the uncertainties surrounding the national presidential election and the “fiscal cliff” negotiations in Congress. We believe business volumes also were negatively impacted by construction disruptions associated with our hotel and convention center expansion and changes in our operations designed to improve profitability. Gaming revenues for the three months ended December 31, 2012 compared to the same period in the prior year benefited from higher table games hold percentage.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2012	2011	Variance	Percentage Variance
Meals served	158	184	(26)	(14.1)%
Average price per meal served (in dollars)	$17.79	$15.40	$2.39	15.5%
Food and beverage revenues for the three months ended December 31, 2012 compared to the same period in the prior year were essentially flat. The reduction in meals served, as well as the growth in average price per meal served primarily resulted from changes in our operations designed to improve profitability.
Retail, entertainment and other revenues for the three months ended December 31, 2012 compared to the same period in the prior year were essentially flat.
Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2012	2011	Variance	Percentage Variance
Food and beverage	$3,562	$3,615	$(53)	(1.5)%
Retail and entertainment	475	423	52	12.3%
Total	$4,037	$4,038	$(1)	—%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended December 31,
	2012	2011	Variance	Percentage Variance
Food and beverage	$2,714	$2,790	$(76)	(2.7)%
Retail and entertainment	514	483	31	6.4%
Total	$3,228	$3,273	$(45)	(1.4)%

Promotional allowances for the three months ended December 31, 2012 compared to the same period in the prior year were flat.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2012	2011	Variance	Percentage Variance
Gaming	$49,571	$54,064	$(4,493)	(8.3)%
Food and beverage	1,951	1,916	35	1.8%
Retail, entertainment and other	286	296	(10)	(3.4)%
Advertising, general and administrative	6,960	7,535	(575)	(7.6)%
Depreciation and amortization	2,962	3,856	(894)	(23.2)%
Loss on disposition of assets	—	279	(279)	(100.0)%
Total	$61,730	$67,946	$(6,216)	(9.1)%
Gaming costs and expenses for the three months ended December 31, 2012 compared to the same period in the prior year declined primarily due to lower Pennsylvania slot machine and table game tax expenses commensurate with the reductions in slot and table game revenues. The reduction in gaming costs and expenses also reflected changes in our operations designed to improve profitability, including lower casino marketing, promotional and advertising expenditures. Expenses associated with the Pennsylvania slot machine tax totaled $30.2 million and $33.5 million for the three months ended December 31, 2012 and 2011, respectively. Expenses associated with the Pennsylvania table game tax totaled $1.5 million and $1.8 million for the three months ended December 31, 2012 and 2011, respectively. Gaming costs and expenses as a percentage of gaming revenues were 73.6% and 73.1% for the three months ended December 31, 2012 and 2011, respectively.
Food and beverage costs and expenses for the three months ended December 31, 2012 compared to the same period in the prior year increased primarily due to reduced use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the three months ended December 31, 2012 compared to the same period in the prior year were essentially flat.
Advertising, general and administrative costs and expenses for the three months ended December 31, 2012 compared to the same period in the prior year declined primarily due to lower insurance and utility costs, combined with our continued focus on managing expenses.
Depreciation and amortization expenses for the three months ended December 31, 2012 compared to the same period in the prior year decreased primarily as a result of fully depreciated assets related to the Phase II facility.
Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2012	2011	Variance	Percentage Variance
Corporate and other:
Gross revenues	$309	$—	$309	100.0%
Less-Promotional allowances	32	—	32	100.0%
Net revenues	$277	$—	$277	100.0%

Expenses	$5,733	$3,479	$2,254	64.8%
Depreciation and amortization	29	36	(7)	(19.4)%
Total expenses	$5,762	$3,515	$2,247	63.9%
Corporate and other revenues for the three months ended December 31, 2012 primarily represent management fees earned by Mohegan Gaming Advisors, LLC, our wholly-owned unrestricted subsidiary, and its subsidiaries, which entered into a joint venture and management arrangement with the owner of Resorts Casino Hotel in July 2012.
Corporate and other expenses for the three months ended December 31, 2012 compared to the same period in the prior year increased primarily as a result of higher professional and development related expenditures, including expenditures associated with our pursuit of a Massachusetts casino license.
Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2012	2011	Variance	Percentage Variance
Accretion of discount to the relinquishment liability (1)	$(1,243)	$(2,062)	$819	(39.7)%
Interest income (2)	1,457	1,030	427	41.5%
Interest expense, net of capitalized interest	(43,274)	(28,809)	(14,465)	50.2%
Other income (expense), net (3)	(953)	4	(957)	(23,925.0)%
Total other expense	$(44,013)	$(29,837)	$(14,176)	47.5%
___________

(1)	Reflects accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Primarily represents interest earned on long-term receivables.

(3)	Primarily represents loss from unconsolidated affiliates.

Interest expense for the three months ended December 31, 2012 compared to the same period in the prior year increased primarily as a result of higher weighted average interest rate. Weighted average interest rate was 10.1% for the three months ended

December 31, 2012 compared to 7.1% for the three months ended December 31, 2011. The increase in weighted average interest rate was primarily driven by our March 6, 2012 refinancing transactions. Weighted average outstanding debt was $1.71 billion for the three months ended December 31, 2012 compared to $1.62 billion for the three months ended December 31, 2011.

Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun at Pocono Downs during the months of May through August. Accordingly, our results of operations for the three months ended December 31, 2012 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2012	2011	Variance	Percentage Variance
Net cash provided by operating activities	$9,414	$47,481	$(38,067)	(80.2)%
Net cash used in investing activities	(11,832)	(19,397)	7,565	(39.0)%
Net cash used in financing activities	(23,492)	(48,516)	25,024	(51.6)%
Net decrease in cash and cash equivalents	$(25,910)	$(20,432)	$(5,478)	26.8%
As of December 31, 2012 and September 30, 2012, we held cash and cash equivalents of $88.2 million and $114.1 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts and relinquishment liability reassessments. The decline in cash provided by operating activities for the three months ended December 31, 2012 compared to the same period in the prior year resulted from higher working capital requirements, including interest payments, combined with lower net income after adjustments for non-cash items.
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
The decline in cash used in investing activities for the three months ended December 31, 2012 compared to the same period in the prior year was primarily attributable to lower capital expenditures. The decrease in cash used in financing activities for the three months ended December 31, 2012 compared to the same period in the prior year was primarily attributable to lower debt repayments and distributions to the Tribe.
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

External Sources of Liquidity

Bank Credit Facilities

First Lien, First Out Credit Facility

On March 6, 2012, we entered into a fourth amended and restated bank credit facility providing for a $400.0 million term loan and a revolving loan with letter of credit and borrowing capacity of up to $75.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent, or the bank credit facility. Principal outstanding on the term loan under the bank credit facility is to be repaid at a rate of $1.0 million per quarter. The bank credit facility matures on March 31, 2015, upon which date all outstanding balances are payable in full. As of December 31, 2012, there were $396.0 million in term loans and no revolving loans outstanding under the bank credit facility. As of December 31, 2012, letters of credit issued under the bank credit facility totaled $2.3 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements, we had approximately $66.5 million of borrowing capacity under the bank credit facility as of December 31, 2012.
Borrowings under the bank credit facility incur interest as follows: (i) for base rate revolving loans, base rate plus an applicable margin based on a leverage-based pricing grid between 2.25% and 3.25%; (ii) for Eurodollar rate revolving loans, the applicable LIBOR rate plus an applicable margin based on a leverage-based pricing grid between 3.50% and 4.50%; (iii) for base rate term loans, base rate plus an applicable margin equal to 3.25%; and (iv) for Eurodollar rate term loans, the applicable LIBOR rate plus 4.50%. For Eurodollar rate term loans, LIBOR is subject to a 1.0% floor. There also is a fee of between 0.25% and 0.50%, based on a leverage-based pricing grid, charged on unused revolving commitments. Interest on Eurodollar rate loans is payable at the end of each applicable interest period for periods of three months or less and for loans of more than three months, each March, June, September or December that occurs after the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. As of December 31, 2012, the $396.0 million in term loans outstanding were based on the Eurodollar rate floor of 1.0% plus an applicable margin of 4.50%. The applicable margin for commitment fees was 0.50% as of December 31, 2012.

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

The bank credit facility contains negative covenants applicable to us and the guarantors, including negative covenants governing incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions, mergers or consolidations and capital expenditures. Additionally, the bank credit facility includes financial maintenance covenants pertaining to total leverage, senior leverage and minimum fixed charge coverage. The levels of these covenants as of December 31, 2012 through the remaining term of the bank credit facility are as follows:
Minimum fixed charge coverage ratio covenant, as defined under the bank credit facility:

Fiscal Quarters Ending:
December 31, 2012 and thereafter	1.05:1.00
Maximum total leverage ratio covenant, or ratio of total debt to annualized EBITDA, as such terms are defined under the bank credit facility:

Fiscal Quarters Ending:
December 31, 2012 through March 31, 2013	7.00:1.00
June 30, 2013 through December 31, 2013	6.75:1.00
March 31, 2014 through June 30, 2014	6.50:1.00
September 30, 2014 and thereafter	6.25:1.00

Maximum senior leverage ratio covenant, or ratio of total debt outstanding under the bank credit facility to annualized EBITDA, as such terms are defined under the bank credit facility:

Fiscal Quarters Ending:
December 31, 2012 and thereafter	1.75:1.00
As of December 31, 2012, we and the Tribe were in compliance with all respective covenant requirements under the bank credit facility.

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

Loans under the term loan facility incur interest as follows: (i) for base rate loans, base rate plus 6.50% per annum and (ii) for Eurodollar rate loans, LIBOR plus 7.50% per annum. In all cases, LIBOR is subject to a 1.50% floor. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or every quarter in arrears, if an interest period exceeds three months. Interest on base rate loans is payable quarterly in arrears. As of December 31, 2012, we had a $225.0 million Eurodollar rate loan outstanding, which was based on the Eurodollar rate floor of 1.50% plus an applicable margin of 7.50%.

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
As of December 31, 2012, we and the Tribe were in compliance with all respective covenant requirements under the term loan facility.
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

On March 6, 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2009 second lien notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2009 second lien notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2009 second lien notes tendered and exchanged was $199.8 million. An aggregate principal amount of $200,000 of 2009 second lien notes remains outstanding as of December 31, 2012.

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

2012 10 ½% Third Lien Senior Secured Notes

On March 6, 2012, we issued $417.7 million third lien senior secured notes with fixed interest payable at a rate of 10.50% per annum, or the 2012 third lien notes, in exchange for $234.2 million of 2005 senior unsecured notes and $183.5 million of 2002 8% senior subordinated notes. The 2012 third lien notes mature on December 15, 2016. We may redeem the 2012 third lien notes, in whole or in part, at any time at a price equal to 100% of the principal amount plus accrued interest. If a change of control of us occurs, we must offer to repurchase the 2012 third lien notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if we undertake certain types of asset sales or suffers events of loss, and we do not use the related sale or insurance proceeds for specified purposes, we may be required to offer to repurchase the 2012 third lien notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 third lien notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2012.

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
On March 6, 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2005 senior unsecured notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 senior unsecured notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2005 senior unsecured notes tendered and exchanged was $234.2 million. An aggregate principal amount of $15.8 million of the 2005 senior unsecured notes remains outstanding as of December 31, 2012. We intend to repay the outstanding 2005 Senior Unsecured Notes at maturity with cash on hand.

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
On March 6, 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2004 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 senior subordinated notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 senior subordinated notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million of the 2004 senior subordinated notes remains outstanding as of December 31, 2012.
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

On March 6, 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2005 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 senior subordinated notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 senior subordinated notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million of the 2005 senior subordinated notes remains outstanding as of December 31, 2012.

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

As of December 31, 2012, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
We or our affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and our liquidity and covenant requirement restrictions, among other factors.
Line of Credit
As of December 31, 2012, we had a $16.5 million revolving credit facility with Bank of America, N.A., or the line of credit. The line of credit was amended in March 2012 to, among other things, extend the maturity date to March 31, 2015. Pursuant to provisions of the bank credit facility, the line of credit may be replaced by an autoborrow loan governed by the terms of an autoborrow agreement described in the bank credit facility. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. As of December 31, 2012, no amount was drawn on the line of credit. The line of credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the bank credit facility. As of December 31, 2012, we were in compliance with all covenant requirements under the line of credit and had $16.5 million of borrowing capacity thereunder.
2009 Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, LLC, or Salishan-Mohegan, referred to herein as the 2009 Mohegan Tribe promissory note. The 2009 Mohegan Tribe promissory note was amended in March 2012 to extend the maturity date to September 30, 2014. As amended, the 2009 Mohegan Tribe promissory note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly in the amount of $1.2 million, commencing December 31, 2013 and continuing through June 31, 2014, with the balance of accrued and unpaid interest due at maturity. Principal outstanding under the 2009 Mohegan Tribe promissory note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 and continuing through September 30, 2013 and (ii) $875,000 per quarter, commencing December 31, 2013.
2012 Mohegan Tribe Minor's Trust Promissory Note

In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan, referred to herein as the 2012 Mohegan Tribe Minor's Trust promissory note. The 2012 Mohegan Tribe Minor's Trust promissory note matures on March 31, 2016. The 2012 Mohegan Tribe Minor's Trust

promissory note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly, commencing June 30, 2012. Principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 and continuing through September 30, 2014 and (ii) $1.5 million per quarter, commencing December 31, 2014 and continuing to maturity.
Mohegan Tribe Credit Facility

In 2011, the Tribe provided Salishan-Mohegan with a $1.75 million revolving credit facility, or the Mohegan Tribe credit facility. The Mohegan Tribe credit facility was amended in March 2012 to extend the maturity date to September 30, 2013 and reduce the borrowing capacity to $1.45 million. The Mohegan Tribe credit facility accrues interest at an annual rate of 15.0% payable at maturity. As amended, principal outstanding under the Mohegan Tribe credit facility amortizes at a rate of $362,500 per quarter, commencing December 31, 2012. As of December 31, 2012, the Mohegan Tribe credit facility was fully drawn.

Downs Lodging Credit Facility

In July 2012, Downs Lodging, a single purpose entity and our wholly-owned unrestricted subsidiary, entered into a credit agreement providing for a $45.0 million term loan, or the Downs Lodging credit facility, from a third-party lender. The proceeds of the Downs Lodging credit facility will be used by Downs Lodging to finance Project Sunlight, a hotel and convention center expansion project being developed and built by Downs Lodging at Mohegan Sun at Pocono Downs. The Downs Lodging credit facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging credit facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging credit facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging credit facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of December 31, 2012, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging credit facility.

Salishan-Mohegan Promissory Notes
In December 2012, Salishan-Mohegan Two, LLC, a wholly-owned subsidiary of Salishan-Mohegan, entered into two promissory notes with third-party lenders to fund the acquisition of certain property related to the Cowlitz Project. The first note, in the original principal amount of $150,000, bears no interest and amortizes as follows: (i) $5,000 per month, commencing December 31, 2012 and continuing through July 31, 2014 and (ii) $10,000 per month, commencing August 31, 2014 until fully paid. The second note, in the original principal amount of $375,000, matures on December 31, 2014 and accrues interest at an annual rate of 7.0%, payable monthly, commencing January 1, 2013.
Capital Expenditures
The following table presents data related to capital expenditures (in millions, including capitalized interest):

	Capital Expenditures
	Three Months Ended	Remaining Forecasted	Total Forecasted
	December 31, 2012	Fiscal Year 2013	Fiscal Year 2013
Mohegan Sun:
Maintenance	$2.9	$22.8	$25.7
Development	1.4	2.5	3.9
Subtotal	4.3	25.3	29.6
Mohegan Sun at Pocono Downs:
Maintenance	2.0	2.9	4.9
Expansion	0.1	0.5	0.6
Subtotal	2.1	3.4	5.5
Corporate:
Expansion - Project Sunlight	6.6	35.3	41.9
Development	0.7	—	0.7
Subtotal	7.3	35.3	42.6
Total	$13.7	$64.0	$77.7
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
Interest Expense
The following table presents our interest expense (in thousands, net of capitalized interest):

	For the Three Months Ended December 31,
	2012	2011
Bank credit facility	$5,699	$5,105
Term loan facility, includes accretion of discount	5,412	—
2009 11 1/2% second lien senior secured notes, includes accretion of discount	6	5,928
2012 11 1/2% second lien senior secured notes, includes accretion of discount	5,940	—
2012 10 1/2% third lien senior secured notes	10,967	—
2005 6 1/8% senior unsecured notes	281	3,828
2002 8% senior subordinated notes	—	5,000
2004 7 1/8% senior subordinated notes	417	4,008
2005 6 7/8% senior subordinated notes	193	2,578
2012 11 % senior subordinated notes	9,465	—
Line of credit	—	59
Salishan-Mohegan bank credit facility (Salishan-Mohegan)	—	146
2009 Mohegan Tribe promissory note (Salishan-Mohegan)	251	378
2012 Mohegan Tribe Minor's Trust promissory note (Salishan-Mohegan)	503	—
Mohegan Tribe credit facility (Salishan-Mohegan)	54	42
Promissory notes (Salishan-Mohegan)	3	—
Downs Lodging credit facility (Downs Lodging)	1,557	—
Capital leases	115	51
Amortization of net deferred gain on settlement of derivative instruments	(25)	(117)
Amortization of debt issuance costs	2,588	1,803
Capitalized interest	(152)	—
Total interest expense, net of capitalized interest	$43,274	$28,809
Contractual Obligations
There has been no material change from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements and distributions to the Tribe for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for further details regarding risks relating to our sufficiency of resources. Any future investments in Mohegan Sun and Mohegan Sun at Pocono Downs are anticipated to be funded through a combination of existing cash balances, future operating cash flows and draws under our bank credit facility. The costs for Project Sunlight are being funded through a combination of a $45 million non-recourse term loan obtained by Downs Lodging and a $5 million investment by us. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements, we had approximately $66.5 million of borrowing capacity under the bank credit facility and line of credit as of December 31, 2012. Distributions to the Tribe are anticipated to total approximately $50.0 million for fiscal 2013.
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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility and term loan facility, both of which accrue interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the respective facility. As of December 31, 2012, $396.0 million and $225.0 million were outstanding under the bank credit facility and term loan facility, respectively.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information as of December 31, 2012 about our current financial instruments or debt obligations that are sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt instruments are based on quoted market prices or prices of similar instruments as of December 31, 2012.

	Expected Maturity Date						Total	Fair Value
	2013	2014	2015	2016	2017	Thereafter
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$25,002	$29,021	$16,852	$55,824	$418,628	$544,854	$1,090,181	$1,024,232
Average interest rate	7.6%	7.7%	7.9%	12.3%	10.5%	11.2%	10.7%
Variable rate	$3,000	$4,000	$389,000	$225,000	$—	$—	$621,000	$619,346
Average interest rate (1)	5.5%	5.5%	5.5%	9.0%	—	—	6.8%
___________

(1)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $6.2 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	February 14, 2013	By:	/S/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman and Member, Management Board

Date:	February 14, 2013	By:	/S/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	February 14, 2013	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 and incorporated by reference herein).

3.2
Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Authority’s Amendment No. 1 to its Registration Statement on Form S-1, filed with the SEC on February 29, 1996 and incorporated by reference herein).

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