Form 10-Q
period 2013-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2013-05-15
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$87,090	$114,084
Restricted cash	35,901	47,865
Receivables, net	21,510	26,556
Inventories	14,414	14,438
Other current assets	19,840	28,315
Total current assets	178,755	231,258
Non-current assets:
Property and equipment, net	1,474,852	1,490,398
Goodwill	39,459	39,459
Other intangible assets, net	405,723	405,928
Other assets, net	86,970	86,664
Total assets	$2,185,759	$2,253,707
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$4,050	$19,787
Current portion of relinquishment liability	63,042	63,312
Due to Mohegan Tribe	7,725	9,950
Current portion of capital leases	2,212	3,385
Trade payables	10,892	12,674
Construction payables	6,882	5,063
Accrued interest payable	31,023	46,362
Other current liabilities	142,669	149,980
Total current liabilities	268,495	310,513
Non-current liabilities:
Long-term debt, net of current portion	1,645,844	1,646,564
Relinquishment liability, net of current portion	34,492	57,470
Due to Mohegan Tribe, net of current portion	26,171	21,500
Capital leases, net of current portion	4,312	5,440
Other long-term liabilities	4,058	2,957
Total liabilities	1,983,372	2,044,444
Commitments and Contingencies
Capital:
Retained earnings	202,075	208,681
Mohegan Tribal Gaming Authority capital	202,075	208,681
Non-controlling interests	312	582
Total capital	202,387	209,263
Total liabilities and capital	$2,185,759	$2,253,707
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Revenues:
Gaming	$291,411	$316,128	$581,020	$633,660
Food and beverage	20,015	22,551	41,004	45,927
Hotel	10,101	10,254	20,045	19,372
Retail, entertainment and other	25,111	24,919	52,175	52,512
Gross revenues	346,638	373,852	694,244	751,471
Less-Promotional allowances	(20,943)	(22,698)	(43,794)	(48,441)
Net revenues	325,695	351,154	650,450	703,030
Operating costs and expenses:
Gaming	170,086	190,152	345,872	388,998
Food and beverage	10,168	11,279	20,804	22,115
Hotel	3,538	3,768	6,931	7,045
Retail, entertainment and other	9,150	8,486	19,456	19,241
Advertising, general and administrative	48,649	48,444	95,233	98,456
Corporate	7,958	4,523	13,691	8,002
Depreciation and amortization	19,951	21,481	40,115	42,384
Loss on disposition of assets	—	31	133	289
Severance	157	—	(22)	—
Pre-opening	72	—	72	—
Total operating costs and expenses	269,729	288,164	542,285	586,530
Income from operations	55,966	62,990	108,165	116,500
Other income (expense):
Accretion of discount to the relinquishment liability	(1,244)	(2,062)	(2,487)	(4,124)
Interest income	1,431	687	2,888	1,717
Interest expense, net of capitalized interest	(42,560)	(32,657)	(85,834)	(61,466)
Loss on early exchange of debt	(395)	(14,306)	(403)	(14,306)
Other expense, net	(840)	(42)	(1,785)	(38)
Total other expense	(43,608)	(48,380)	(87,621)	(78,217)
Net income	12,358	14,610	20,544	38,283
Loss attributable to non-controlling interests	1,707	482	2,621	811
Net income attributable to Mohegan Tribal Gaming Authority	$14,065	$15,092	$23,165	$39,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, December 31, 2012	$207,449	$207,781	$(332)
Net income (loss)	12,358	14,065	(1,707)
Distributions to Mohegan Tribe	(10,000)	(10,000)	—
Repurchase of membership interest	(7,420)	(9,771)	2,351
Balance, March 31, 2013	$202,387	$202,075	$312

Balance, September 30, 2012	$209,263	$208,681	$582
Net income (loss)	20,544	23,165	(2,621)
Distributions to Mohegan Tribe	(20,000)	(20,000)	—
Repurchase of membership interest	(7,420)	(9,771)	2,351
Balance, March 31, 2013	$202,387	$202,075	$312

Balance, December 31, 2011	$206,550	$204,404	$2,146
Contributions from members	127	—	127
Net income (loss)	14,610	15,092	(482)
Distributions to Mohegan Tribe	(9,981)	(9,981)	—
Balance, March 31, 2012	$211,306	$209,515	$1,791

Balance, September 30, 2011	$198,724	$196,403	$2,321
Cumulative-effect of adoption of amendments to ASC 924 regarding jackpot liabilities	1,968	1,968	—
Contributions from members	281	—	281
Net income (loss)	38,283	39,094	(811)
Distributions to Mohegan Tribe	(27,950)	(27,950)	—
Balance, March 31, 2012	$211,306	$209,515	$1,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	For the Six Months Ended	For the Six Months Ended
	March 31, 2013	March 31, 2012
Cash flows provided by (used in) operating activities:
Net income	$20,544	$38,283
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	40,115	42,384
Accretion of discount to the relinquishment liability	2,487	4,124
Cash paid for accretion of discount to the relinquishment liability	(3,306)	(4,904)
Loss on early exchange of debt	403	14,306
Amortization of debt issuance costs	5,182	3,860
Accretion of discount	875	420
Amortization of net deferred gain on settlement of derivative instruments	(48)	(208)
Provision for losses on receivables	1,841	948
Loss on disposition of assets	133	289
Loss from unconsolidated affiliates	1,771	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	4,352	(3,201)
(Increase) decrease in inventories	24	(792)
(Increase) decrease in other assets	5,945	(3,493)
Decrease in trade payables	(1,782)	(3,509)
Decrease in accrued interest	(15,339)	(12,116)
Increase (decrease) in other liabilities	(2,209)	9,827
Net cash flows provided by operating activities	60,988	86,218
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of increase (decrease) in construction payables of $1,819 and $(4,357), respectively	(22,275)	(29,781)
Issuance of third-party loans and advances	(937)	(283)
Payments received on third-party loans	68	78
(Increase) decrease in restricted cash, net	10,682	(817)
Proceeds from asset sales	149	73
Investments in unconsolidated affiliates	(4,932)	—
Proceeds from Commonwealth of Pennsylvania's facility improvement grant	—	1,000
Net cash flows used in investing activities	(17,245)	(29,730)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	3,000	154,000
Bank Credit Facility repayments - revolving loan	(3,000)	(289,000)
Bank Credit Facility repayments - term loan	(2,000)	(1,000)
Term Loan Facility borrowings, net of discount	—	220,500
Line of Credit borrowings	—	225,215
Line of Credit repayments	—	(225,215)
Borrowings from Mohegan Tribe	—	20,600
Repayments to Mohegan Tribe	(4,974)	—
Repayments of other long-term debt	(15,792)	—
Salishan-Mohegan Bank Credit Facility repayments - revolving loan	—	(15,250)
Principal portion of relinquishment liability payments	(22,429)	(23,136)
Distributions to Mohegan Tribe	(20,000)	(27,950)
Payments of financing fees	(3,241)	(48,830)
Payments on capital lease obligations	(2,301)	(350)
Non-controlling interest contributions	—	281
Net cash flows used in financing activities	(70,737)	(10,135)
Net increase (decrease) in cash and cash equivalents	(26,994)	46,353
Cash and cash equivalents at beginning of period	114,084	112,174
Cash and cash equivalents at end of period	$87,090	$158,527
Supplemental disclosures:
Cash paid during the period for interest	$94,284	$69,510
Capital lease	$—	$4,048
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
As of March 31, 2013, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”), MTGA Gaming, LLC (“MTGA Gaming”), Downs Lodging, LLC ("Downs Lodging") and Mohegan Gaming Advisors, LLC ("Mohegan Gaming Advisors").
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
In addition, Mohegan Gaming Advisors holds 100% membership interests in MGA Holding PA, LLC and MGA Gaming PA, LLC (collectively, the “Mohegan PA Entities”). The Mohegan PA Entities were formed to pursue potential gaming opportunities in the Commonwealth of Pennsylvania.
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
Prior to March 2013, MTGA Gaming and the Tribe held 49% and 51% membership interests in Mohegan Gaming & Hospitality, LLC (“MG&H”), respectively. On March 29, 2013, MG&H purchased and acquired all of the Tribe's membership interests in MG&H and retired the membership interests. Accordingly, MTGA Gaming now holds a 100% membership interest in MG&H, which has been designated as an unrestricted subsidiary of the Authority. MG&H holds a 100% membership interest in Mohegan Resorts, LLC (“Mohegan Resorts”). Mohegan Resorts holds a 100% membership interest in Mohegan Resorts Mass, LLC, which was formed to pursue potential gaming opportunities in the Commonwealth of Massachusetts. Mohegan Resorts also holds 100% membership interests in Mohegan Resorts New York, LLC and Mohegan Gaming New York, LLC (collectively, the “Mohegan New York Entities”). The Mohegan New York Entities were formed to pursue potential gaming opportunities in the State of New York.

NOTE 2—BASIS OF PRESENTATION:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments, including normal recurring accruals and adjustments, necessary for a fair statement of the Authority's operating results for the interim period, have been included. The Authority's operating results for the three months and six months ended March 31, 2013 are not necessarily indicative of results for the fiscal year ending September 30, 2013.
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Authority's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Authority and its majority and wholly-owned subsidiaries and entities. In accordance with authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”) pertaining to consolidation of variable interest entities, the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW, as Mohegan Ventures-NW is deemed to be the primary beneficiary. In addition, the accounts of MG&H, Mohegan Resorts and its subsidiaries were consolidated into the accounts of MTGA Gaming, as MTGA Gaming was deemed to be the primary beneficiary. However, on March 29, 2013, MG&H purchased and acquired all of the Tribe's membership interests in MG&H and retired the membership interests (refer to Note 1). In consolidation, all intercompany balances and transactions were eliminated.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Long-Term Receivables
Long-term receivables consist primarily of receivables from affiliates and tenants and others. The following table presents a reconciliation of long-term receivables and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Tenants and Others	Total
Balance, December 31, 2012 (1)	$51,794	$3,527	$55,321
Additions:
Issuance of affiliate advances and tenant loans, including interest receivable	1,884	27	1,911
Deductions:
Payments received	—	(34)	(34)
Balance, March 31, 2013 (1)	$53,678	$3,520	$57,198

Balance, September 30, 2012 (1)	$49,841	$3,533	$53,374
Additions:
Issuance of affiliate advances and tenant loans, including interest receivable	3,837	55	3,892
Deductions:
Payments received	—	(68)	(68)
Balance, March 31, 2013 (1)	$53,678	$3,520	$57,198
__________

(1)
Includes interest receivable of $24.3 million, $25.7 million and $22.9 million as of December 31, 2012, March 31, 2013 and September 30, 2012, respectively. The WTG receivables no longer accrue interest pursuant to a release and reimbursement agreement entered into in September 2010.

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Tenants and Others	Total
Balance, December 31, 2012	$22,393	$68	$22,461
Additions:
Charges to bad debt expense	565	—	565
Deductions:
Adjustments	—	(3)	(3)
Balance, March 31, 2013	$22,958	$65	$23,023

Balance, September 30, 2012	$21,807	$70	$21,877
Additions:
Charges to bad debt expense	1,151	—	1,151
Deductions:
Adjustments	—	(5)	(5)
Balance, March 31, 2013	$22,958	$65	$23,023
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
The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	March 31, 2013
	Carrying Value	Fair Value
Bank Credit Facility	$395,000	$395,988
Term Loan Facility	$221,489	$232,031
2009 11 1/2% Second Lien Senior Secured Notes	$195	$217
2012 11 1/2% Second Lien Senior Secured Notes	$194,610	$216,783
2012 10 1/2% Third Lien Senior Secured Notes	$417,771	$412,549
2004 7 1/8% Senior Subordinated Notes	$21,156	$20,627
2005 6 7/8% Senior Subordinated Notes	$9,654	$9,063
2012 11 % Senior Subordinated Notes	$344,190	$299,445

The estimated fair values of the Authority's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about March 31, 2013.
Severance Costs and Expenses

In September 2012, the Authority implemented a workforce reduction of approximately 330 positions in Uncasville, Connecticut, in an effort to further streamline its organization and better align operating costs with current market and business conditions. In addition, in March 2013, the Authority also implemented a workforce reduction at its Pennsylvania Facilities. The costs associated with related post-employment severance benefits were expensed at the time the termination was communicated to the employees. Cash payments related to the September 2012 workforce reduction commenced in October 2012 and are anticipated to be completed in September 2014. Cash payments related to the March 2013 workforce reduction commenced in March 2013 and are anticipated to be completed in July 2013. The Authority does not anticipate incurring any additional severance charges in connection with these workforce reductions, other than charges that may arise from adjustments to the initial estimates utilized under the plans. The following table presents a reconciliation of the related severance liability by business segment (in thousands):

	Mohegan Sun	Corporate	Mohegan Sun at Pocono Downs	Total
Balance, December 31, 2012	$7,750	$—	$—	$7,750
Accrued severance at measurement date	—	—	124	124
Adjustments	33	—	—	33
Cash payments	(3,811)	—	(25)	(3,836)
Balance, March 31, 2013	$3,972	$—	$99	$4,071

Balance, September 30, 2012	$12,497	$24	$—	$12,521
Accrued severance at measurement date	—	—	124	124
Adjustments	(146)	—	—	(146)
Cash payments	(8,379)	(24)	(25)	(8,428)
Balance, March 31, 2013	$3,972	$—	$99	$4,071
Investments in Unconsolidated Affiliates

In October 2012, the Authority, through its indirect wholly-owned subsidiary, MGA Holding NJ, LLC, acquired a 10% ownership interest in Resorts Atlantic City. The Authority's investment in Resorts Atlantic City is accounted for under the equity method as the Authority has significant influence.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	March 31, 2013	September 30, 2012
Bank Credit Facility, due March 2015	$395,000	$397,000
Term Loan Facility, due March 2016, net of discount of $3,511 and $3,988, respectively	221,489	221,012
2009 11 1/2% Second Lien Senior Secured Notes, due November 2017, net of discount of $5 and $6, respectively	195	194
2012 11 1/2% Second Lien Senior Secured Notes, due November 2017, net of discount of $5,190 and $5,587, respectively	194,610	194,213
2012 10 1/2% Third Lien Senior Secured Notes, due December 2016	417,771	417,771
2005 6 1/8% Senior Unsecured Notes, due February 2013	—	15,775
2004 7 1/8% Senior Subordinated Notes, due August 2014	21,156	21,156
2005 6 7/8% Senior Subordinated Notes, due February 2015	9,654	9,654
2012 11 % Senior Subordinated Notes, due September 2018	344,190	344,190
2009 Mohegan Tribe Promissory Note, due September 2014	6,750	10,000
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2016	19,000	20,000
Mohegan Tribe Credit Facility, due September 2013	725	1,450
2013 Mohegan Tribe Promissory Note, due December 2018	7,420	—
Downs Lodging Credit Facility, due July 2016	45,000	45,000
Salishan-Mohegan Promissory Notes, due December 2014	492	—
Subtotal	1,683,452	1,697,415
Plus: net deferred gain on derivative instruments sold	338	386
Long-term debt, excluding capital leases	1,683,790	1,697,801
Less: current portion of long-term debt	(11,775)	(29,737)
Long-term debt, net of current portion	$1,672,015	$1,668,064

Bank Credit Facilities

First Lien, First Out Credit Facility

On March 6, 2012, the Authority entered into a Fourth Amended and Restated Bank Credit Facility providing for a $400.0 million term loan and a revolving loan with letter of credit and borrowing capacity of up to $75.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent (the "Bank Credit Facility"). Principal outstanding on the term loan under the Bank Credit Facility is to be repaid at a rate of $1.0 million per quarter. The Bank Credit Facility matures on March 31, 2015, upon which date all outstanding balances are payable in full. As of March 31, 2013, there were $395.0 million in term loans and no revolving loans outstanding under the Bank Credit Facility. As of March 31, 2013, letters of credit issued under the Bank Credit Facility totaled $2.5 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, and after taking into account restrictive financial covenant requirements, the Authority had approximately $60.2 million of borrowing capacity under the Bank Credit Facility as of March 31, 2013.
Borrowings under the Bank Credit Facility incur interest as follows: (i) for base rate revolving loans, base rate plus an applicable margin based on a leverage-based pricing grid between 2.25% and 3.25%; (ii) for Eurodollar rate revolving loans, the applicable LIBOR rate plus an applicable margin based on a leverage-based pricing grid between 3.50% and 4.50%; (iii) for base rate term loans, base rate plus an applicable margin equal to 3.25%; and (iv) for Eurodollar rate term loans, the applicable LIBOR rate plus 4.50%. For Eurodollar rate term loans, LIBOR is subject to a 1.0% floor. There also is a fee of between 0.25% and 0.50%, based on a leverage-based pricing grid, charged on unused revolving commitments. Interest on Eurodollar rate loans is payable at the end of each applicable interest period for periods of three months or less and for loans of more than three months, each March, June, September or December that occurs after the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. As of March 31, 2013, the $395.0 million in term loans outstanding were based on the Eurodollar rate floor of 1.0% plus an applicable margin of 4.50%. The applicable margin for commitment fees was 0.50% as of March 31, 2013. As of March 31, 2013 and September 30, 2012, accrued interest, including commitment fees, on the Bank Credit Facility was $273,000 and $211,000, respectively.

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
As of March 31, 2013, the Authority and the Tribe were in compliance with all respective covenant requirements under the Bank Credit Facility.

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

Loans under the Term Loan Facility incur interest as follows: (i) for base rate loans, base rate plus 6.50% per annum and (ii) for Eurodollar rate loans, LIBOR plus 7.50% per annum. In all cases, LIBOR is subject to a 1.50% floor. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or every quarter in arrears, if an interest period exceeds three months. Interest on base rate loans is payable quarterly in arrears. As of March 31, 2013, the Authority had a $225.0 million Eurodollar rate loan outstanding, which was based on the Eurodollar rate floor of 1.50% plus an applicable margin of 7.50%. As of March 31, 2013 and September 30, 2012, accrued interest on the Term Loan Facility was $1.2 million.

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
As of March 31, 2013, the Authority and the Tribe were in compliance with all respective covenant requirements under the Term Loan Facility.

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

On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2009 Second Lien Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2009 Second Lien Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2009 Second Lien Notes tendered and exchanged was $199.8 million. An aggregate principal amount of $200,000 of 2009 Second Lien Notes remains outstanding as of March 31, 2013. As of March 31, 2013 and September 30, 2012, accrued interest on the 2009 Second Lien Notes was $10,000.

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

2012 11 ½% Second Lien Senior Secured Notes

On March 6, 2012, the Authority issued $199.8 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.50% per annum (the “2012 Second Lien Notes”) in exchange for an equal amount of 2009 Second Lien Notes. The 2012 Second Lien Notes mature on November 1, 2017. The Authority may redeem the 2012 Second Lien Notes, in whole or in part, at any time prior to November 1, 2014, at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest. On or after November 1, 2014, the Authority may redeem the 2012 Second Lien Notes, in whole or in part, at a premium decreasing ratably to zero, plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Second Lien Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Second Lien Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Second Lien Notes is payable semi-annually on May 1st and November 1st, commencing November 1, 2012. As of March 31, 2013 and September 30, 2012, accrued interest on the 2012 Second Lien Notes was $9.6 million and 13.1 million, respectively.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

2012 10 ½% Third Lien Senior Secured Notes

On March 6, 2012, the Authority issued $417.7 million Third Lien Senior Secured Notes with fixed interest payable at a rate of 10.50% per annum (the “2012 Third Lien Notes”) in exchange for $234.2 million of 2005 Senior Unsecured Notes and $183.5 million of 2002 8% Senior Subordinated Notes. The 2012 Third Lien Notes mature on December 15, 2016. The Authority may redeem the 2012 Third Lien Notes, in whole or in part, at any time at a price equal to 100% of the principal amount plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Third Lien Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Third Lien Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Third Lien Notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2012. As of March 31, 2013 and September 30, 2012, accrued interest on the 2012 Third Lien Notes was $12.9 million and $25.0 million, respectively.

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

Senior Unsecured Notes

2005 6 1/8% Senior Unsecured Notes
In February 2005, the Authority issued $250.0 million Senior Unsecured Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Unsecured Notes”). Pursuant to a private exchange offer, which was completed on March 6, 2012, the Authority exchanged $234.2 million in aggregate principal amount of 2005 Senior Unsecured Notes, leaving $15.8 million outstanding, which amount, including accrued interest, was repaid at maturity on February 15, 2013 with cash on hand. As of September 30, 2012, accrued interest on the 2005 Senior Unsecured Notes was $81,000.
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
On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2004 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 Senior Subordinated Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 Senior Subordinated Notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million of the 2004 Senior Subordinated Notes remains outstanding as of March 31, 2013. As of March 31, 2013 and September 30, 2012, accrued interest on the 2004 Senior Subordinated Notes was $188,000 and $148,000, respectively.
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

On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Subordinated Notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 Senior Subordinated Notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million of the 2005 Senior Subordinated Notes remains outstanding as of March 31, 2013. As of March 31, 2013 and September 30, 2012, accrued interest on the 2005 Senior Subordinated Notes was $83,000 and $56,000, respectively.

2012 11% Senior Subordinated Notes

On March 6, 2012, the Authority issued $344.2 million Senior Subordinated Toggle Notes with fixed interest payable at a rate of 11% per annum (the “2012 Senior Subordinated Notes”) in exchange for $203.8 million of 2004 Senior Subordinated Notes and $140.3 million of 2005 Senior Subordinated Notes. The 2012 Senior Subordinated Notes mature on September 15, 2018. The Authority may redeem the 2012 Senior Subordinated Notes, in whole or in part, at any time, at a price equal to 100% of the principal amount plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Senior Subordinated Notes is payable semi-annually on March 15th and September 15th, commencing September 15, 2012. The initial interest payment on the 2012 Senior Subordinated Notes is payable entirely in cash. For any subsequent interest payment period through March 15, 2018, the Authority may, at its option, elect to pay interest on the 2012 Senior Subordinated Notes either entirely in cash or by paying up to 2% in 2012 Senior Subordinated Notes (“PIK Interest”). If the Authority elects to pay PIK Interest, such election will increase the principal amount of the 2012 Senior Subordinated Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of 2012 Senior Subordinated Notes on the relevant record date. As of March 31, 2013 and September 30, 2012, accrued interest on the 2012 Senior Subordinated Notes was $1.7 million.

The 2012 Senior Subordinated Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

The Authority's senior subordinated notes are uncollateralized general obligations of the Authority, and are subordinated to borrowings under the Bank Credit Facility, Term Loan Facility, 2009 Second Lien Notes, 2012 Second Lien Notes and 2012 Third Lien Notes. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors. Refer to Note 8 for condensed consolidating financial information of the Authority and its Guarantor and non-guarantor entities.

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

As of March 31, 2013, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and the Authority's liquidity and covenant requirement restrictions, among other factors.
Line of Credit
As of March 31, 2013, the Authority had a $16.5 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit matures on March 31, 2015. Pursuant to provisions of the Bank Credit Facility, the Line of Credit

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

may be replaced by an Autoborrow Loan governed by the terms of an Autoborrow Agreement described in the Bank Credit Facility. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations. As of March 31, 2013, no amount was drawn on the Line of Credit. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Bank Credit Facility. As of March 31, 2013, the Authority was in compliance with all covenant requirements under the Line of Credit and had $16.5 million of borrowing capacity thereunder. As of March 31, 2013 and September 30, 2012, there was no accrued interest on the Line of Credit.
2009 Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “2009 Mohegan Tribe Promissory Note”). The 2009 Mohegan Tribe Promissory Note matures on September 30, 2014. The 2009 Mohegan Tribe Promissory Note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly in the amount of $1.2 million, commencing December 31, 2013 and continuing through June 31, 2014, with the balance of accrued and unpaid interest due at maturity. Principal outstanding under the 2009 Mohegan Tribe Promissory Note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 and continuing through September 30, 2013 and (ii) $875,000 per quarter, commencing December 31, 2013. As of March 31, 2013 and September 30, 2012, accrued interest on the Mohegan Tribe Promissory Note was $4.4 million and $3.9 million, respectively.
2012 Mohegan Tribe Minor's Trust Promissory Note

In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan (the “2012 Mohegan Tribe Minor's Trust Promissory Note”). The 2012 Mohegan Tribe Minor's Trust Promissory Note matures on March 31, 2016. The 2012 Mohegan Tribe Minor's Trust Promissory Note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly, commencing June 30, 2012. Principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 and continuing through September 30, 2014 and (ii) $1.5 million per quarter, commencing December 31, 2014 and continuing to maturity. As of March 31, 2013 and September 30, 2012, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $16,000.
Mohegan Tribe Credit Facility

In March 2012, the Tribe extended a revolving credit facility issued to Salishan-Mohegan with a borrowing capacity of $1.45 million (the “Mohegan Tribe Credit Facility”). The Mohegan Tribe Credit Facility matures on September 30, 2013. The Mohegan Tribe Credit Facility accrues interest at an annual rate of 15.0% payable at maturity. Principal outstanding under the Mohegan Tribe Credit Facility amortizes at a rate of $362,500 per quarter, commencing December 31, 2012. As of March 31, 2013, the Mohegan Tribe Credit Facility was fully drawn. As of March 31, 2013 and September 30, 2012, accrued interest on the Mohegan Tribe Credit Facility was $343,000 and $249,000, respectively.
2013 Mohegan Tribe Promissory Note

On March 29, 2013, MG&H purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a promissory note in the principal amount of $7.4 million (the “2013 Mohegan Tribe Promissory Note”). The 2013 Mohegan Tribe Promissory Note matures on December 31, 2018. The 2013 Mohegan Tribe Promissory Note accrues interest at an annual rate of 4.0% payable quarterly, commencing June 30, 2013. As of March 31, 2013, accrued interest on the 2013 Mohegan Tribe Promissory Note was $3,000.
Downs Lodging Credit Facility

In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary of the Authority, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender (the “Downs Lodging Credit Facility”). The proceeds of the Downs Lodging Credit Facility will be used by Downs Lodging to finance Project Sunlight, a hotel and convention center expansion project being developed and built by Downs Lodging at Mohegan Sun at Pocono Downs. The Downs Lodging Credit Facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging Credit Facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0%

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging Credit Facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging Credit Facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of March 31, 2013, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging Credit Facility. As of March 31, 2013 and September 30, 2012, accrued interest on the Downs Lodging Credit Facility was $375,000.
Salishan-Mohegan Promissory Notes
In December 2012, Salishan-Mohegan Two, a wholly-owned subsidiary of Salishan-Mohegan, entered into two promissory notes with third-party lenders to fund the acquisition of certain property related to the Cowlitz Project. The first note, in the original principal amount of $150,000, bears no interest and amortizes as follows: (i) $5,000 per month, commencing December 31, 2012 and continuing through July 31, 2014 and (ii) $10,000 per month, commencing August 31, 2014 until fully paid. The second note, in the original principal amount of $375,000, matures on December 31, 2014 and accrues interest at an annual rate of 7.0%, payable monthly, commencing January 1, 2013. As of March 31, 2013, there was no accrued interest on the promissory notes.

NOTE 4—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $10.0 million for each of the three months ended March 31, 2013 and 2012, and $20.0 million and $28.0 million for the six months ended March 31, 2013 and 2012, respectively.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services totaling $7.0 million and $6.7 million for the three months ended March 31, 2013 and 2012, respectively, and $14.0 million and $13.5 million for the six months ended March 31, 2013 and 2012, respectively.
The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $4.9 million and $4.6 million for the three months ended March 31, 2013 and 2012, respectively, and $9.0 million and $10.0 million for the six months ended March 31, 2013 and 2012, respectively.
Prior to March 2013, MTGA Gaming and the Tribe held 49% and 51% membership interests in MG&H, respectively. On March 29, 2013, MG&H purchased and acquired all of the Tribe's membership interests in MG&H and retired the membership interests in exchange for a promissory note to the Tribe in the principal amount of $7.4 million.
The Authority incurred interest expense associated with borrowings from the Mohegan Tribe totaling $728,000 and $400,000 for the three months ended March 31, 2013 and 2012, respectively, and $1.5 million and $820,000 for the six months ended March 31, 2013 and 2012, respectively.

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
The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $37.8 million and $43.4 million for the three months ended March 31, 2013 and 2012, respectively, and $74.9 million and $86.8 million for the six months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and September 30, 2012, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $14.7 million and $13.7 million, respectively.
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

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $31.0 million and $33.8 million for the three months ended March 31, 2013 and 2012, respectively, and $61.2 million and $67.3 million for the six months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and September 30, 2012, outstanding Pennsylvania Slot Machine Tax payments totaled $2.8 million and $5.5 million, respectively.
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
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.4 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively, and $2.9 million and $3.6 million for the six months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and September 30, 2012, outstanding Pennsylvania Table Game Tax payments totaled $120,000 and $92,000, respectively.
Pennsylvania Regulatory Fee
Slot machine licensees in the Commonwealth of Pennsylvania are required to reimburse state gaming regulatory agencies for various administrative and operating expenses (“Pennsylvania Regulatory Fee”) at a rate of 1.5% of gross revenues from slot machines and table games.
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $1.3 million for each of the three months ended March 31, 2013 and 2012, and $2.5 million and $2.6 million for the six months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and September 30, 2012, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $138,000 and $129,000, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which also are to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 11 of the 14 authorized gaming facilities have commenced operations. As of March 31, 2013, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee.
The Authority reflected expenses associated with this repayment schedule totaling $161,000 and $169,000 for the three months ended March 31, 2013 and 2012, respectively, and $324,000 and $338,000 for the six months ended March 31, 2013 and 2012, respectively.
Horsemen’s Agreement
Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2014. As of March 31, 2013 and September 30, 2012, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $7.3 million and $9.3 million, respectively.
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

The Authority reflected payments associated with the Priority Distribution Agreement totaling $4.9 million and $4.7 million for the three months ended March 31, 2013 and 2012, respectively, and $9.6 million and $9.3 million for the six months ended March 31, 2013 and 2012, respectively.
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
As of March 31, 2013 and September 30, 2012, the carrying amount of the relinquishment liability was $97.5 million and $120.8 million, respectively. The decrease in the relinquishment liability during the six months ended March 31, 2013 was due to $25.7 million in relinquishment payments. This reduction in the liability was offset by $2.5 million representing the accretion of discount to the relinquishment liability.
Relinquishment payments consisted of the following (in millions):

	For the Six Months Ended
	March 31, 2013	March 31, 2012
Principal	$22.4	$23.2
Accretion of discount	3.3	4.9
Total	$25.7	$28.1
The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of March 31, 2013 and September 30, 2012, relinquishment payments earned but unpaid were $12.3 million and $13.3 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 7—SEGMENT REPORTING:
As of March 31, 2013, the Authority owns and operates, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise, and the Mohegan Sun Country Club at Pautipaug (collectively, the “Connecticut Facilities”), and the Pennsylvania Facilities. Substantially all of the Authority's revenues are derived from these operations. The Connecticut Sun franchise and the Mohegan Sun Country Club at Pautipaug are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Authority has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania Facilities. The Authority's operations related to investments in unconsolidated affiliates and certain other corporate and management operations have not been identified as separate reportable segments, therefore, these operations are included in corporate and other in the following segment disclosures to reconcile to consolidated results.

	For the Three Months Ended		For the Six Months Ended
(in thousands)	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Net revenues:
Mohegan Sun	$252,682	$273,064	$505,872	$546,962
Mohegan Sun at Pocono Downs	72,639	78,090	143,927	156,068
Corporate and other	374	—	651	—
Total	325,695	351,154	650,450	703,030
Income (loss) from operations:
Mohegan Sun	53,132	56,630	101,258	103,623
Mohegan Sun at Pocono Downs	10,448	10,912	20,006	20,944
Corporate and other	(7,614)	(4,552)	(13,099)	(8,067)
Total	55,966	62,990	108,165	116,500
Accretion of discount to the relinquishment liability	(1,244)	(2,062)	(2,487)	(4,124)
Interest income	1,431	687	2,888	1,717
Interest expense, net of capitalized interest	(42,560)	(32,657)	(85,834)	(61,466)
Loss on early exchange of debt	(395)	(14,306)	(403)	(14,306)
Other expense, net	(840)	(42)	(1,785)	(38)
Net income	12,358	14,610	20,544	38,283
Loss attributable to non-controlling interests	1,707	482	2,621	811
Net income attributable to Mohegan Tribal Gaming Authority	$14,065	$15,092	$23,165	$39,094

	For the Six Months Ended
	March 31, 2013	March 31, 2012
Capital expenditures incurred:
Mohegan Sun	$8,566	$22,913
Mohegan Sun at Pocono Downs	2,546	2,511
Corporate	13,490	—
Total	$24,602	$25,424

	March 31, 2013	September 30, 2012
Total assets:
Mohegan Sun	$1,452,755	$1,484,369
Mohegan Sun at Pocono Downs	564,222	570,078
Corporate	168,782	199,260
Total	$2,185,759	$2,253,707

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 8—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of March 31, 2013, substantially all of the Authority's outstanding debt is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. Separate financial statements and other disclosures concerning the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 7 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor subsidiaries and entities as of March 31, 2013 and September 30, 2012 and for the three months and six months ended March 31, 2013 and 2012 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,208,407	$229,447	$36,998	$—	$1,474,852
Intercompany receivables	232,706	22,285	—	(254,991)	—
Investment in subsidiaries	335,515	(2,164)	—	(333,351)	—
Other intangible assets, net	120,565	285,158	—	—	405,723
Other assets, net	163,061	69,308	73,025	(210)	305,184
Total assets	$2,060,254	$604,034	$110,023	$(588,552)	$2,185,759
LIABILITIES AND CAPITAL
Current liabilities	$215,604	$31,549	$13,617	$—	$260,770
Due to Mohegan Tribe	—	—	33,896	—	33,896
Long-term debt and capital leases, net of current portions	1,604,714	—	45,442	—	1,650,156
Relinquishment liability, net of current portion	34,492	—	—	—	34,492
Intercompany payables	—	230,932	24,059	(254,991)	—
Other long-term liabilities	2,843	—	1,215	—	4,058
Total liabilities	1,857,653	262,481	118,229	(254,991)	1,983,372
Mohegan Tribal Gaming Authority capital	202,601	341,553	(8,206)	(333,873)	202,075
Non-controlling interests	—	—	—	312	312
Total liabilities and capital	$2,060,254	$604,034	$110,023	$(588,552)	$2,185,759
___________
(1)   Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	September 30, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,233,688	$233,202	$23,508	$—	$1,490,398
Intercompany receivables	223,131	12,448	—	(235,579)	—
Investment in subsidiaries	351,703	557	—	(352,260)	—
Other intangible assets, net	120,623	285,305	—	—	405,928
Other assets, net	208,576	71,673	77,342	(210)	357,381
Total assets	$2,137,721	$603,185	$100,850	$(588,049)	$2,253,707
LIABILITIES AND CAPITAL
Current liabilities	$261,433	$32,771	$6,359	$—	$300,563
Due to Mohegan Tribe	—	—	31,450	—	31,450
Long-term debt and capital leases, net of current portions	1,607,004	—	45,000	—	1,652,004
Relinquishment liability, net of current portion	57,470	—	—	—	57,470
Intercompany payables	—	222,787	12,792	(235,579)	—
Other long-term liabilities	2,607	—	350	—	2,957
Total liabilities	1,928,514	255,558	95,951	(235,579)	2,044,444
Mohegan Tribal Gaming Authority capital	209,207	347,627	4,899	(353,052)	208,681
Non-controlling interests	—	—	—	582	582
Total liabilities and capital	$2,137,721	$603,185	$100,850	$(588,049)	$2,253,707
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months Ended March 31, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$252,831	$72,497	$428	$(61)	$325,695
Operating costs and expenses:
Gaming and other operations	140,736	52,207	—	(1)	192,942
Advertising, general and administrative	44,532	7,687	4,448	(60)	56,607
Depreciation and amortization	16,631	3,320	—	—	19,951
Severance	33	124	—	—	157
Pre-opening	—	72	—	—	72
Total operating costs and expenses	201,932	63,410	4,448	(61)	269,729
Income (loss) from operations	50,899	9,087	(4,020)	—	55,966
Accretion of discount to the relinquishment liability	(1,244)	—	—	—	(1,244)
Interest expense, net of capitalized interest	(29,489)	(11,043)	(2,505)	477	(42,560)
Loss on early exchange of debt	(395)	—	—	—	(395)
Loss on interests in subsidiaries	(5,737)	(1,843)	—	7,580	—
Other income, net	31	483	554	(477)	591
Net income (loss)	14,065	(3,316)	(5,971)	7,580	12,358
Loss attributable to non-controlling interests	—	—	—	1,707	1,707
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$14,065	$(3,316)	$(5,971)	$9,287	$14,065
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Three Months Ended March 31, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$273,065	$78,090	$—	$(1)	$351,154
Operating costs and expenses:
Gaming and other operations	157,356	56,330	—	(1)	213,685
Advertising, general and administrative	44,131	7,926	910	—	52,967
Depreciation and amortization	17,065	4,416	—	—	21,481
(Gain) loss on disposition of assets	39	(8)	—	—	31
Total operating costs and expenses	218,591	68,664	910	(1)	288,164
Income (loss) from operations	54,474	9,426	(910)	—	62,990
Accretion of discount to the relinquishment liability	(2,062)	—	—	—	(2,062)
Interest expense	(16,485)	(15,668)	(767)	263	(32,657)
Loss on early exchange of debt	(14,306)	—	—	—	(14,306)
Loss on interests in subsidiaries	(6,518)	(561)	—	7,079	—
Other income (expense), net	(11)	285	634	(263)	645
Net income (loss)	15,092	(6,518)	(1,043)	7,079	14,610
Loss attributable to non-controlling interests	—	—	—	482	482
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$15,092	$(6,518)	$(1,043)	$7,561	$15,092
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Six Months Ended March 31, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$505,581	$144,453	$781	$(365)	$650,450
Operating costs and expenses:
Gaming and other operations	288,349	104,959	—	(245)	393,063
Advertising, general and administrative	86,715	15,238	7,091	(120)	108,924
Depreciation and amortization	33,486	6,629	—	—	40,115
Loss on disposition of assets	133	—	—	—	133
Severance	(146)	124	—	—	(22)
Pre-opening	—	72	—	—	72
Total operating costs and expenses	408,537	127,022	7,091	(365)	542,285
Income (loss) from operations	97,044	17,431	(6,310)	—	108,165
Accretion of discount to the relinquishment liability	(2,487)	—	—	—	(2,487)
Interest expense, net of capitalized interest	(59,604)	(21,907)	(5,166)	843	(85,834)
Loss on early exchange of debt	(403)	—	—	—	(403)
Loss on interests in subsidiaries	(11,487)	(2,722)	—	14,209	—
Other income, net	102	853	991	(843)	1,103
Net income (loss)	23,165	(6,345)	(10,485)	14,209	20,544
Loss attributable to non-controlling interests	—	—	—	2,621	2,621
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$23,165	$(6,345)	$(10,485)	$16,830	$23,165
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$41,359	$24,740	$(5,111)	$—	$60,988
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(10,703)	(2,616)	(8,956)	—	(22,275)
Decrease in restricted cash, net	—	63	10,619	—	10,682
Investments in unconsolidated affiliates	—	—	(4,932)	—	(4,932)
Other cash flows provided by (used in) investing activities	31,728	(9,011)	(937)	(22,500)	(720)
Net cash flows provided by (used in) investing activities	21,025	(11,564)	(4,206)	(22,500)	(17,245)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	3,000	—	—	—	3,000
Bank Credit Facility repayments - revolving loan	(3,000)	—	—	—	(3,000)
Bank Credit Facility repayments - term loan	(2,000)	—	—	—	(2,000)
Repayments to Mohegan Tribe	—	—	(4,974)	—	(4,974)
Repayments of other long-term debt	(15,775)	—	(17)	—	(15,792)
Principal portion of relinquishment liability payments	(22,429)	—	—	—	(22,429)
Distributions to Mohegan Tribe	(20,000)	—	—	—	(20,000)
Payments of financing fees	(3,041)	—	(200)	—	(3,241)
Other cash flows provided by (used in) financing activities	(26,555)	(13,489)	15,243	22,500	(2,301)
Net cash flows provided by (used in) financing activities	(89,800)	(13,489)	10,052	22,500	(70,737)
Net increase (decrease) in cash and cash equivalents	(27,416)	(313)	735	—	(26,994)
Cash and cash equivalents at beginning of period	91,836	21,757	491	—	114,084
Cash and cash equivalents at end of period	$64,420	$21,444	$1,226	$—	$87,090
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Six Months Ended March 31, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$56,882	$30,484	$(1,148)	$—	$86,218
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(25,063)	(4,718)	—	—	(29,781)
Other cash flows provided by (used in) investing activities	21,359	4,617	(275)	(25,650)	51
Net cash flows used in investing activities	(3,704)	(101)	(275)	(25,650)	(29,730)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	154,000	—	—	—	154,000
Bank Credit Facility repayments - revolving loan	(289,000)	—	—	—	(289,000)
Bank Credit Facility repayments - term loan	(1,000)	—	—	—	(1,000)
Term Loan Facility borrowings, net of discount	220,500	—	—	—	220,500
Line of Credit borrowings	225,215	—	—	—	225,215
Line of Credit repayments	(225,215)	—	—	—	(225,215)
Borrowings from Mohegan Tribe	—	—	20,600	—	20,600
Salishan-Mohegan Bank Credit Facility repayments - revolving loan	—	—	(15,250)	—	(15,250)
Principal portion of relinquishment liability payments	(23,136)	—	—	—	(23,136)
Distributions to Mohegan Tribe	(27,950)	—	—	—	(27,950)
Payments of financing fees	(48,830)	—	—	—	(48,830)
Other cash flows provided by (used in) financing activities	8,273	(30,085)	(3,907)	25,650	(69)
Net cash flows provided by (used in) financing activities	(7,143)	(30,085)	1,443	25,650	(10,135)
Net increase (decrease) in cash and cash equivalents	46,035	298	20	—	46,353
Cash and cash equivalents at beginning of period	89,018	22,931	225	—	112,174
Cash and cash equivalents at end of period	$135,053	$23,229	$245	$—	$158,527
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

NOTE 9—SUBSEQUENT EVENTS:

On March 13, 2013, two lawsuits challenging a December 2010 decision of the Assistant Secretary - Indian Affairs of the Department of the Interior to take the 152-acre Cowlitz Project site into trust were dismissed on procedural grounds. Pursuant to judicial directive, on April 22, 2013, the Department of the Interior issued a new Record of Decision to take the Cowlitz Project site into trust, determining once again that the site will serve as the initial reservation of the Cowlitz Tribe and that the tribe may conduct gaming on such lands under the Indian Gaming Regulatory Act. Transfer of the property to the United States remains subject to final action by the Department of the Interior and potential new legal challenges, and Class III gaming on the property remains subject to the negotiation and federal approval of a compact between the Cowlitz Tribe and the State of Washington. The Authority can provide no assurance that these conditions will be satisfied or that necessary financing for the development of the proposed casino will be obtained.

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
Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:
Casino of the Earth
As of March 31, 2013, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 2,930 slot machines and 160 table games, including blackjack, roulette and craps;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

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
As of March 31, 2013, Casino of the Sky offered:

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

•	The Shops at Mohegan Sun containing 31 retail shops, seven of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Landsdowne Irish Pub and Music House, Ultra 88 nightclub and Vista Lounge, operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.
Casino of the Wind
As of March 31, 2013, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 570 slot machines, 25 table games, including blackjack, roulette and craps, and a 42-table themed poker room;

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
Mohegan Sun at Pocono Downs currently operates in an approximately 400,000-square-foot facility, which includes the following as of March 31, 2013:

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
Project Sunlight

In July 2012, Mohegan Sun at Pocono Downs broke ground on Project Sunlight, an estimated $50 million hotel expansion project to be located adjacent to the Mohegan Sun at Pocono Downs casino. This expansion will include a 238-room hotel and an approximately 20,000-square-foot convention center. The hotel will include a combination of standard guest rooms and suites and feature rooms with exclusive views of the race track, as well as a fitness center, an indoor pool and spa and a bistro serving breakfast and light fare. A new porte-cochere also is being added for additional guest convenience. The convention center will be located adjacent to the hotel and will be able to accommodate a number of different sized groups up to 800 for seated banquets. This space also can be converted into a 1,500-seat concert venue. The hotel and convention center are being developed and built by Downs Lodging, LLC, or Downs Lodging, our wholly-owned unrestricted subsidiary. The costs for Project Sunlight are being funded through a combination of a $45 million non-recourse term loan obtained by Downs Lodging and a $5 million investment by us. Project Sunlight is expected to be completed by the end of 2013.

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

Results of Operations
Summary Operating Results
As of March 31, 2013, we own and operate, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise, and the Mohegan Sun Country Club at Pautipaug, or collectively, the Connecticut facilities, and the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise and the Mohegan Sun Country Club at Pautipaug are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania facilities.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$252,682	$273,064	$(20,382)	(7.5)%	$505,872	$546,962	$(41,090)	(7.5)%
Mohegan Sun at Pocono Downs	72,639	78,090	(5,451)	(7.0)%	143,927	156,068	(12,141)	(7.8)%
Corporate and other	374	—	374	100.0%	651	—	651	100.0%
Total	$325,695	$351,154	$(25,459)	(7.3)%	$650,450	$703,030	$(52,580)	(7.5)%
Income (loss) from operations:
Mohegan Sun	$53,132	$56,630	$(3,498)	(6.2)%	$101,258	$103,623	$(2,365)	(2.3)%
Mohegan Sun at Pocono Downs	10,448	10,912	(464)	(4.3)%	20,006	20,944	(938)	(4.5)%
Corporate and other	(7,614)	(4,552)	(3,062)	67.3%	(13,099)	(8,067)	(5,032)	62.4%
Total	$55,966	$62,990	$(7,024)	(11.2)%	$108,165	$116,500	$(8,335)	(7.2)%
Net income attributable to Mohegan Tribal Gaming Authority	$14,065	$15,092	$(1,027)	(6.8)%	$23,165	$39,094	$(15,929)	(40.7)%
Operating margin:
Mohegan Sun	21.0%	20.7%	0.3%	1.4%	20.0%	18.9%	1.1%	5.8%
Mohegan Sun at Pocono Downs	14.4%	14.0%	0.4%	2.9%	13.9%	13.4%	0.5%	3.7%
Total	17.2%	17.9%	(0.7)%	(3.9)%	16.6%	16.6%	—	—

The most significant factors and trends that we believe impacted our operating performance were as follows:

•	unfavorable weather conditions, including the Blizzard of 2013;

•
a weak regional economic environment which we believe was due, in part, to higher payroll taxes, and in northeastern Pennsylvania, recent increases in local property taxes, and the related impact on consumer spending;

•	a workforce reduction and other cost saving initiatives implemented in September 2012 at Mohegan Sun;

•	continued changes in operations designed to improve profitability;

•	continued focus on managing expenses and enhancing operating efficiencies;

•	higher table games hold percentage;

•	higher interest expense driven by our March 2012 refinancing transactions; and

•	a $14.3 million non-operating loss on early exchange of debt in March 2012 related to our refinancing transactions.

Net revenues for the three months and six months ended March 31, 2013 compared to the same periods in the prior year declined primarily as a result of lower gaming revenues at both Mohegan Sun and Mohegan Sun at Pocono Downs.
Income from operations for the three months and six months ended March 31, 2013 compared to the same periods in the prior year decreased due to the reductions in net revenues, combined with higher Corporate expenses. Income from operations for the three months and six months ended March 31, 2013 also reflected lower operating costs and expenses resulting, in part, from our workforce reduction and other cost saving initiatives implemented in September 2012 at Mohegan Sun, as well as overall changes in our operations designed to improve profitability and our continued focus on managing expenses and enhancing operating efficiencies.
Net income attributable to the Authority for the three months and six months ended March 31, 2013 compared to the same periods in the prior year declined primarily as a result of higher interest expense, combined with the reductions in income from operations. These results were partially offset by the non-recurring loss on early exchange of debt.
Mohegan Sun
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Gaming	$222,845	$242,215	$(19,370)	(8.0)%	$445,119	$485,763	$(40,644)	(8.4)%
Food and beverage	14,009	16,400	(2,391)	(14.6)%	28,947	33,664	(4,717)	(14.0)%
Hotel	10,101	10,254	(153)	(1.5)%	20,045	19,372	673	3.5%
Retail, entertainment and other	22,706	22,972	(266)	(1.2)%	47,522	48,645	(1,123)	(2.3)%
Total	$269,661	$291,841	$(22,180)	(7.6)%	$541,633	$587,444	$(45,811)	(7.8)%
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
Gaming	82.6%	83.0%	82.2%	82.7%
Food and beverage	5.2%	5.6%	5.3%	5.7%
Hotel	3.8%	3.5%	3.7%	3.3%
Retail, entertainment and other	8.4%	7.9%	8.8%	8.3%
Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Slots:
Handle	$1,823,977	$2,011,682	$(187,705)	(9.3)%	$3,608,981	$4,076,053	$(467,072)	(11.5)%
Gross revenues	$151,172	$168,057	$(16,885)	(10.0)%	$299,650	$338,871	$(39,221)	(11.6)%
Net revenues	$144,979	$161,465	$(16,486)	(10.2)%	$287,635	$325,241	$(37,606)	(11.6)%
Free promotional slot plays (1)	$14,975	$14,433	$542	3.8%	$28,795	$28,240	$555	2.0%
Weighted average number of machines (in units)	5,541	6,063	(522)	(8.6)%	5,575	6,151	(576)	(9.4)%
Hold percentage (gross)	8.3%	8.4%	(0.1)%	(1.2)%	8.3%	8.3%	—	—
Win per unit per day (gross) (in dollars)	$303	$305	$(2)	(0.7)%	$295	$301	$(6)	(2.0)%
Table games:
Drop	$437,835	$473,535	$(35,700)	(7.5)%	$901,449	$978,926	$(77,477)	(7.9)%
Revenues	$73,846	$75,950	$(2,104)	(2.8)%	$149,397	$150,897	$(1,500)	(1.0)%
Weighted average number of games (in units)	286	313	(27)	(8.6)%	286	314	(28)	(8.9)%
Hold percentage (2)	16.9%	16.0%	0.9%	5.6%	16.6%	15.4%	1.2%	7.8%
Win per unit per day (in dollars)	$2,872	$2,667	$205	7.7%	$2,868	$2,629	$239	9.1%
Poker:
Revenues	$2,574	$3,062	$(488)	(15.9)%	$5,145	$6,078	$(933)	(15.4)%
Weighted average number of tables (in units)	42	42	—	—	42	42	—	—
Revenue per unit per day (in dollars)	$681	$801	$(120)	(15.0)%	$673	$791	$(118)	(14.9)%
__________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months and six months ended March 31, 2013 compared to the same periods in the prior year declined primarily as a result of lower slot revenues. The reductions in slot revenues were due to lower business volumes which we believe was primarily driven by unfavorable weather conditions, including the Blizzard of 2013. We believe business volumes also were negatively impacted by a weak regional economic environment due, in part, to higher payroll taxes and its related impact on consumer discretionary spending, as well as continued changes in our operations designed to improve profitability. Gaming revenues for the three months and six months ended March 31, 2013 compared to the same periods in the prior year benefited from higher table games hold percentage.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Meals served	634	785	(151)	(19.2)%	1,339	1,604	(265)	(16.5)%
Average price per meal served (in dollars)	$16.31	$16.22	$0.09	0.6%	$16.20	$16.51	$(0.31)	(1.9)%

Food and beverage revenues for the three months and six months ended March 31, 2013 compared to the same periods in the prior year decreased primarily due to the declines in meals served. The declines in meals served reflected continued changes in our operations designed to improve profitability, including the replacement of certain Mohegan Sun-owned food and beverage outlets with third-party operators.

The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Rooms occupied	102	103	(1)	(1.0)%	206	205	1	0.5%
Occupancy rate	96.7%	97.0%	(0.3)%	(0.3)%	96.4%	95.5%	0.9%	0.9%
Average daily room rate (in dollars)	$94	$94	—	—	$93	$90	$3	3.3%
Revenue per available room (in dollars)	$91	$91	—	—	$90	$86	$4	4.7%

Hotel revenues for the three months ended March 31, 2013 compared to the same period in the prior year were essentially flat. Hotel revenues for the six months ended March 31, 2013 compared to the same period in the prior year increased due to the growth in average daily room rate, primarily reflecting an increase in hotel occupancy by higher paying transient guests.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Arena events (in events)	19	26	(7)	(26.9)%	45	53	(8)	(15.1)%
Arena tickets	113	145	(32)	(22.1)%	277	300	(23)	(7.7)%
Average price per Arena ticket (in dollars)	$54.24	$41.01	$13.23	32.3%	$52.89	$47.32	$5.57	11.8%

Retail, entertainment and other revenues for the three months ended March 31, 2013 compared to the same period in the prior year were relatively flat. Retail, entertainment and other revenues for the six months ended March 31, 2013 compared to the same period in the prior year declined primarily as a result of lower retail and gas revenues. Both retail and gas revenues were negatively impacted by the overall decline in our business volumes, as well as continued changes in our operations designed to improve profitability.

Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Food and beverage	$5,046	$6,340	$(1,294)	(20.4)%	$10,444	$13,490	$(3,046)	(22.6)%
Hotel	3,389	3,396	(7)	(0.2)%	6,933	7,023	(90)	(1.3)%
Retail, entertainment and other	8,544	9,041	(497)	(5.5)%	18,384	19,969	(1,585)	(7.9)%
Total	$16,979	$18,777	$(1,798)	(9.6)%	$35,761	$40,482	$(4,721)	(11.7)%
The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Food and beverage	$5,311	$6,489	$(1,178)	(18.2)%	$10,649	$13,329	$(2,680)	(20.1)%
Hotel	1,773	1,809	(36)	(2.0)%	3,626	3,905	(279)	(7.1)%
Retail, entertainment and other	8,319	8,365	(46)	(0.5)%	17,696	18,577	(881)	(4.7)%
Total	$15,403	$16,663	$(1,260)	(7.6)%	$31,971	$35,811	$(3,840)	(10.7)%

Promotional allowances for the three months and six months ended March 31, 2013 compared to the same periods in the prior year decreased primarily due to the declines in gaming revenues resulting in lower redemptions under the Player's Club program.

Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Gaming	$120,313	$136,521	$(16,208)	(11.9)%	$246,528	$281,303	$(34,775)	(12.4)%
Food and beverage	8,312	9,249	(937)	(10.1)%	16,997	18,169	(1,172)	(6.5)%
Hotel	3,538	3,768	(230)	(6.1)%	6,931	7,045	(114)	(1.6)%
Retail, entertainment and other	8,877	8,207	670	8.2%	18,897	18,666	231	1.2%
Advertising, general and administrative	41,538	41,101	437	1.1%	81,162	83,578	(2,416)	(2.9)%
Depreciation and amortization	16,939	17,549	(610)	(3.5)%	34,112	34,560	(448)	(1.3)%
Loss on disposition of assets	—	39	(39)	(100.0)%	133	18	115	638.9%
Severance (1)	33	—	33	100.0%	(146)	—	(146)	(100.0)%
Total	$199,550	$216,434	$(16,884)	(7.8)%	$404,614	$443,339	$(38,725)	(8.7)%
__________

(1)	Workforce reduction severance.

Gaming costs and expenses for the three months and six months ended March 31, 2013 compared to the same periods in the prior year decreased primarily as a result of lower combined slot win and free promotional slot play contribution expenses commensurate with the declines in slot revenues, combined with reduced payroll costs resulting from our September 2012 workforce reduction. The reductions in gaming costs and expenses also reflected continued changes in our operations designed to improve profitability, including lower casino marketing and promotional expenditures and reduced costs related to Player's Club point redemptions. Expenses associated with the combined slot win and free promotional slot play contributions totaled $37.8 million and $74.9 million for the three months and six months ended March 31, 2013, respectively, and $43.4 million and $86.8 million for the three months and six months ended March 31, 2012, respectively. Gaming costs and expenses as a percentage of gaming revenues were 54.0% and 55.4% for the three months and six months ended March 31, 2013, respectively, and 56.4% and 57.9% for the three months and six months ended March 31, 2012, respectively.
Food and beverage costs and expenses for the three months and six months ended March 31, 2013 compared to the same periods in the prior year declined primarily due to lower payroll costs and cost of goods sold reflecting our workforce reduction and other cost saving initiatives implemented in September 2012, including the replacement of certain Mohegan Sun-owned food and beverage outlets with third-party operators. These results were partially offset by reduced use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the three months and six months ended March 31, 2013 compared to the same periods in the prior year decreased primarily as a result of lower payroll costs.
Retail, entertainment and other costs and expenses for the three months ended March 31, 2013 compared to the same period in the prior year increased primarily due to higher direct entertainment costs reflecting an increase in the number of headliner shows held at the Mohegan Sun Arena, combined with increased cost of goods sold for gasoline as a result of an increase in patronage at the Mohegan Sun gasoline and convenience center. Retail, entertainment and other costs and expenses for the six months ended March 31, 2013 compared to the same period in the prior year were essentially flat.
Advertising, general and administrative costs and expenses for the three months ended March 31, 2013 compared to the same period in the prior year were relatively flat. Advertising, general and administrative costs and expenses for the six months ended March 31, 2013 compared to the same period in the prior year declined primarily as a result of lower payroll costs and advertising expenditures, reflecting, in part, our workforce reduction and other cost saving initiatives implemented in September 2012. The decline in advertising, general and administrative costs and expenses for the six months ended March 31, 2013 also reflected lower utility expenses and non-recurring costs related to Mohegan Sun's 15th anniversary festivities for casino patrons in the first quarter of fiscal 2012.

Mohegan Sun at Pocono Downs
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Gaming	$68,566	$73,913	$(5,347)	(7.2)%	$135,901	$147,897	$(11,996)	(8.1)%
Food and beverage	6,006	6,151	(145)	(2.4)%	12,057	12,263	(206)	(1.7)%
Retail, entertainment and other	2,019	1,947	72	3.7%	3,958	3,867	91	2.4%
Total	$76,591	$82,011	$(5,420)	(6.6)%	$151,916	$164,027	$(12,111)	(7.4)%

The following table summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
Gaming	89.5%	90.1%	89.5%	90.2%
Food and beverage	7.9%	7.5%	7.9%	7.5%
Retail, entertainment and other	2.6%	2.4%	2.6%	2.3%
Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Slots:
Handle	$727,216	$755,358	$(28,142)	(3.7)%	$1,407,085	$1,492,317	$(85,232)	(5.7)%
Gross revenues	$54,904	$59,798	$(4,894)	(8.2)%	$108,501	$118,957	$(10,456)	(8.8)%
Net revenues	$54,941	$59,815	$(4,874)	(8.1)%	$108,493	$118,951	$(10,458)	(8.8)%
Free promotional slot plays (1)	$19,635	$16,303	$3,332	20.4%	$34,916	$31,184	$3,732	12.0%
Weighted average number of machines (in units)	2,332	2,332	—	—	2,332	2,332	—	—
Hold percentage (gross)	7.6%	7.9%	(0.3)%	(3.8)%	7.7%	8.0%	(0.3)%	(3.8)%
Win per unit per day (gross) (in dollars)	$262	$282	$(20)	(7.1)%	$256	$279	$(23)	(8.2)%
Table games:
Drop	$47,640	$55,474	$(7,834)	(14.1)%	$93,139	$110,553	$(17,414)	(15.8)%
Revenues	$9,292	$9,794	$(502)	(5.1)%	$18,807	$19,970	$(1,163)	(5.8)%
Weighted average number of games (in units)	66	66	—	—	66	66	—	—
Hold percentage (2)	19.5%	17.7%	1.8%	10.2%	20.2%	18.1%	2.1%	11.6%
Win per unit per day (in dollars)	$1,564	$1,627	$(63)	(3.9)%	$1,566	$1,652	$(86)	(5.2)%
Poker:
Revenues	$1,132	$1,031	$101	9.8%	$2,202	$2,020	$182	9.0%
Weighted average number of tables (in units)	18	18	—	—	18	18	—	—
Revenue per unit per day (in dollars)	$699	$630	$69	11.0%	$672	$613	$59	9.6%
_______

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months and six months ended March 31, 2013 compared to the same periods in the prior year declined as a result of lower slot and table game revenues. The reductions in slot and table game revenues were primarily due to lower business volumes which we believe reflected a weak regional economic environment due, in part, to recent increases in payroll and local property taxes, combined with unfavorable weather conditions. We believe business volumes also were negatively impacted by construction disruptions associated with our hotel and convention center expansion and continued changes in our operations designed to improve profitability. Gaming revenues for the three months and six months ended March 31, 2013 compared to the same periods in the prior year benefited from higher table games hold percentage.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Meals served	167	176	(9)	(5.1)%	325	360	(35)	(9.7)%
Average price per meal served (in dollars)	$16.09	$15.62	$0.47	3.0%	$16.92	$15.51	$1.41	9.1%
Food and beverage revenues for the three months and six months ended March 31, 2013 compared to the same periods in the prior year decreased due to the overall decline in our business volumes. The reductions in meals served, as well as the growth in average price per meal served primarily resulted from continued changes in our operations designed to improve profitability.
Retail, entertainment and other revenues for the three months and six months ended March 31, 2013 compared to the same periods in the prior year increased as a result of higher ATM commissions and sponsorship revenues.
Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Food and beverage	$3,544	$3,506	$38	1.1%	$7,106	$7,121	$(15)	(0.2)%
Retail and entertainment	408	415	(7)	(1.7)%	883	838	45	5.4%
Total	$3,952	$3,921	$31	0.8%	$7,989	$7,959	$30	0.4%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Food and beverage	$2,594	$2,589	$5	0.2%	$5,308	$5,379	$(71)	(1.3)%
Retail and entertainment	470	476	(6)	(1.3)%	984	959	25	2.6%
Total	$3,064	$3,065	$(1)	—%	$6,292	$6,338	$(46)	(0.7)%

Promotional allowances for the three months and six months ended March 31, 2013 compared to the same periods in the prior year were flat.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Gaming	$49,773	$53,631	$(3,858)	(7.2)%	$99,344	$107,695	$(8,351)	(7.8)%
Food and beverage	1,856	2,030	(174)	(8.6)%	3,807	3,946	(139)	(3.5)%
Retail, entertainment and other	273	279	(6)	(2.2)%	559	575	(16)	(2.8)%
Advertising, general and administrative	7,111	7,343	(232)	(3.2)%	14,071	14,878	(807)	(5.4)%
Depreciation and amortization	2,982	3,903	(921)	(23.6)%	5,944	7,759	(1,815)	(23.4)%
Loss on disposition of assets	—	(8)	8	(100.0)%	—	271	(271)	(100.0)%
Severance (1)	124	—	124	100.0%	124	—	124	100.0%
Pre-opening	72	—	72	100.0%	72	—	72	100.0%
Total	$62,191	$67,178	$(4,987)	(7.4)%	$123,921	$135,124	$(11,203)	(8.3)%
__________

(1)	Workforce reduction severance.
Gaming costs and expenses for the three months and six months ended March 31, 2013 compared to the same periods in the prior year declined primarily due to lower Pennsylvania slot machine and table game tax expenses commensurate with the reductions in slot and table game revenues. The reductions in gaming costs and expenses also reflected continued changes in our operations designed to improve profitability. Expenses associated with the Pennsylvania slot machine tax totaled $31.0 million and $61.2 million for the three months and six months ended March 31, 2013, respectively, and $33.8 million and $67.3 million for the three months and six months ended March 31, 2012, respectively. Expenses associated with the Pennsylvania table game tax totaled $1.4 million and $2.9 million for the three months and six months ended March 31, 2013, respectively, and $1.8 million and $3.6 million for the three months and six months ended March 31, 2012, respectively. Gaming costs and expenses as a percentage of gaming revenues were 72.6% and 73.1% for the three months and six months ended March 31, 2013, respectively, and 72.6% and 72.8% for the three months and six months ended March 31, 2012, respectively.
Food and beverage costs and expenses for the three months and six months ended March 31, 2013 compared to the same periods in the prior year decreased primarily as a result of lower payroll costs and cost of goods sold commensurate with the reductions in food and beverage revenues and continued changes in our operations designed to improve profitability.
Retail, entertainment and other costs and expenses for the three months and six months ended March 31, 2013 compared to the same periods in the prior year were essentially flat.
Advertising, general and administrative costs and expenses for the three months and six months ended March 31, 2013 compared to the same periods in the prior year declined primarily due to lower insurance costs, combined with our continued focus on managing expenses.
Depreciation and amortization expenses for the three months and six months ended March 31, 2013 compared to the same periods in the prior year decreased primarily as a result of fully depreciated assets related to the Phase II facility.
Severance for the three months and six months ended March 31, 2013 resulted from the initial charges related to our March 2013 workforce reduction plan. We do not anticipate incurring any additional severance charges in connection with this workforce reduction, other than charges that may arise from adjustments to the initial estimates utilized under the plan. Cash payments commenced in March 2013 and are anticipated to be completed in July 2013.
Pre-opening costs and expenses for the three months and six months ended March 31, 2013 were comprised of personnel costs associated with the introduction of our hotel and convention center operations which are expected to commence by the end of 2013.
Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Corporate and other:
Gross revenues	$386	$—	$386	100.0%	$695	$—	$695	100.0%
Less-Promotional allowances	12	—	12	100.0%	44	—	44	100.0%
Net revenues	$374	$—	$374	100.0%	$651	$—	$651	100.0%

Expenses	$7,958	$4,523	$3,435	75.9%	$13,691	$8,002	$5,689	71.1%
Depreciation	30	29	1	3.4%	59	65	(6)	(9.2)%
Total expenses	$7,988	$4,552	$3,436	75.5%	$13,750	$8,067	$5,683	70.4%
Corporate and other revenues for the three months and six months ended March 31, 2013 primarily represent management fees earned by Mohegan Gaming Advisors, LLC, our wholly-owned unrestricted subsidiary, and its subsidiaries, which entered into a joint venture and management arrangement with the owner of Resorts Casino Hotel in July 2012.
Corporate and other expenses for the three months and six months ended March 31, 2013 compared to the same periods in the prior year increased primarily as a result of higher professional and development related expenditures, including expenditures associated with our pursuit of a Massachusetts casino license.

Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Accretion of discount to the relinquishment liability (1)	$(1,244)	$(2,062)	$818	(39.7)%	$(2,487)	$(4,124)	$1,637	(39.7)%
Interest income (2)	1,431	687	744	108.3%	2,888	1,717	1,171	68.2%
Interest expense, net of capitalized interest	(42,560)	(32,657)	(9,903)	30.3%	(85,834)	(61,466)	(24,368)	39.6%
Loss on early exchange of debt (3)	(395)	(14,306)	13,911	(97.2)%	(403)	(14,306)	13,903	(97.2)%
Other expense, net (4)	(840)	(42)	(798)	1,900.0%	(1,785)	(38)	(1,747)	4,597.4%
Total other expense	$(43,608)	$(48,380)	$4,772	(9.9)%	$(87,621)	$(78,217)	$(9,404)	12.0%
___________

(1)	Reflects accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Primarily represents interest earned on long-term receivables.

(3)	Represents financing fees written-off in connection with our March 2012 refinancing transactions.

(4)	Primarily represents loss from unconsolidated affiliates.

Interest expense for the three months and six months ended March 31, 2013 compared to the same periods in the prior year increased primarily as a result of higher weighted average interest rate. Weighted average interest rate was 10.1% for each of the three months and six months ended March 31, 2013, compared to 7.9% and 7.5% for the three months and six months ended March 31, 2012, respectively. The increases in weighted average interest rate were primarily driven by our March 2012 refinancing transactions. Weighted average outstanding debt was $1.70 billion and $1.71 billion for the three months and six months ended March 31, 2013, respectively, compared to $1.65 billion and $1.63 billion for the three months and six months ended March 30, 2012, respectively.

Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun at Pocono Downs during the months of May through August. Accordingly, our results of operations for the three months and six months ended March 31, 2013 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Six Months Ended March 31,
	2013	2012	Variance	Percentage Variance
Net cash provided by operating activities	$60,988	$86,218	$(25,230)	(29.3)%
Net cash used in investing activities	(17,245)	(29,730)	12,485	(42.0)%
Net cash used in financing activities	(70,737)	(10,135)	(60,602)	597.9%
Net increase (decrease) in cash and cash equivalents	$(26,994)	$46,353	$(73,347)	(158.2)%
As of March 31, 2013 and September 30, 2012, we held cash and cash equivalents of $87.1 million and $114.1 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts and relinquishment liability reassessments. The decline in cash provided by operating activities for the six months ended March 31, 2013 compared to the same period in the prior year resulted from lower net income after adjustments for non-cash items.
Operating activities are a significant source of our cash flows. We utilize cash flows from operations for scheduled interest payments, relinquishment payments, planned capital expenditures other than Project Sunlight, distributions to the Tribe, projected working capital needs and debt reduction, as well as to make investments, from time to time. There are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

•	reduced discretionary spending by patrons on activities such as gaming, leisure and hospitality;

•
increased competition, including the legalization or expansion of gaming in New England, New York, New Jersey, Pennsylvania or other states in the mid-Atlantic region, or the expansion of on-line gaming in the United States;

•	unfavorable weather conditions;

•	changes in applicable laws or policies regarding smoking or alcohol service at Mohegan Sun or Mohegan Sun at Pocono Downs;

•	an infrastructure or transportation disruption, such as the closure of a major highway near Mohegan Sun or Mohegan Sun at Pocono Downs, for an extended period of time; and

•	an act of terrorism on the United States.
The decline in cash used in investing activities for the six months ended March 31, 2013 compared to the same period in the prior year was primarily attributable to lower capital expenditures at Mohegan Sun. The increase in cash used in financing activities for the six months ended March 31, 2013 compared to the same period in the prior year was primarily driven by a reduction in net borrowings, partially offset by lower payments of financing fees and distributions to the Tribe.
Cost Saving Initiatives

In September 2012, we implemented a workforce reduction of approximately 330 positions in Uncasville, Connecticut, in an effort to further streamline our organization and better align operating costs with current market and business conditions. In addition, we implemented a number of other cost saving initiatives at Mohegan Sun, including changes to the slot mix on the gaming floor, modifications to employee medical benefits and replacement of certain Mohegan Sun-owned food and beverage outlets with third-party operators. Labor and operating cost savings for fiscal 2013 are forecasted to be at least $25.0 million.

In addition, in March 2013, we implemented a number of cost saving initiatives at Mohegan Sun at Pocono Downs. Annual labor and operating cost savings are forecasted to be at least $7.0 million.
External Sources of Liquidity

Bank Credit Facilities

First Lien, First Out Credit Facility

On March 6, 2012, we entered into a fourth amended and restated bank credit facility providing for a $400.0 million term loan and a revolving loan with letter of credit and borrowing capacity of up to $75.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent, or the bank credit facility. Principal outstanding on the term loan under the bank credit facility is to be repaid at a rate of $1.0 million per quarter. The bank credit facility matures on March 31, 2015, upon which date all outstanding balances are payable in full. As of March 31, 2013, there were $395.0 million in term loans and no revolving loans outstanding under the bank credit facility. As of March 31, 2013, letters of credit issued under the bank credit facility totaled $2.5 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements, we had approximately $60.2 million of borrowing capacity under the bank credit facility as of March 31, 2013.
Borrowings under the bank credit facility incur interest as follows: (i) for base rate revolving loans, base rate plus an applicable margin based on a leverage-based pricing grid between 2.25% and 3.25%; (ii) for Eurodollar rate revolving loans, the applicable LIBOR rate plus an applicable margin based on a leverage-based pricing grid between 3.50% and 4.50%; (iii) for base rate term loans, base rate plus an applicable margin equal to 3.25%; and (iv) for Eurodollar rate term loans, the applicable LIBOR rate plus 4.50%. For Eurodollar rate term loans, LIBOR is subject to a 1.0% floor. There also is a fee of between 0.25% and 0.50%, based on a leverage-based pricing grid, charged on unused revolving commitments. Interest on Eurodollar rate loans is payable at the end of each applicable interest period for periods of three months or less and for loans of more than three months, each March, June, September or December that occurs after the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. As of March 31, 2013, the $395.0 million in term loans outstanding were based on the Eurodollar rate floor of 1.0% plus an applicable margin of 4.50%. The applicable margin for commitment fees was 0.50% as of March 31, 2013.

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

The bank credit facility contains negative covenants applicable to us and the guarantors, including negative covenants governing incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions, mergers or consolidations and capital expenditures. Additionally, the bank credit facility includes financial maintenance covenants pertaining to total leverage, senior leverage and minimum fixed charge coverage. The levels of these covenants as of March 31, 2013 through the remaining term of the bank credit facility are as follows:

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

Maximum senior leverage ratio covenant, or ratio of total debt outstanding under the bank credit facility to annualized EBITDA, as such terms are defined under the bank credit facility:

Fiscal Quarters Ending:
March 31, 2013 and thereafter	1.75:1.00
Minimum fixed charge coverage ratio covenant, as defined under the bank credit facility:

Fiscal Quarters Ending:
March 31, 2013 and thereafter	1.05:1.00
As of March 31, 2013, we and the Tribe were in compliance with all respective covenant requirements under the bank credit facility.

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

Loans under the term loan facility incur interest as follows: (i) for base rate loans, base rate plus 6.50% per annum and (ii) for Eurodollar rate loans, LIBOR plus 7.50% per annum. In all cases, LIBOR is subject to a 1.50% floor. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or every quarter in arrears, if an interest period exceeds three months. Interest on base rate loans is payable quarterly in arrears. As of March 31, 2013, we had a $225.0 million Eurodollar rate loan outstanding, which was based on the Eurodollar rate floor of 1.50% plus an applicable margin of 7.50%.

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
As of March 31, 2013, we and the Tribe were in compliance with all respective covenant requirements under the term loan facility.
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

On March 6, 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2009 second lien notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2009 second lien notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2009 second lien notes tendered and exchanged was $199.8 million. An aggregate principal amount of $200,000 of 2009 second lien notes remains outstanding as of March 31, 2013.

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

Senior Unsecured Notes

2005 6 1/8% Senior Unsecured Notes
In February 2005,we issued $250.0 million senior unsecured notes with fixed interest payable at a rate of 6.125% per annum, or the 2005 senior unsecured notes. Pursuant to a private exchange offer, which was completed on March 6, 2012, we exchanged $234.2 million in aggregate principal amount of 2005 senior unsecured notes, leaving $15.8 million outstanding, which amount, including accrued interest, was repaid at maturity on February 15, 2013 with cash on hand.
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
On March 6, 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2004 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 senior subordinated notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 senior subordinated notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million of the 2004 senior subordinated notes remains outstanding as of March 31, 2013.
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

On March 6, 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2005 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 senior subordinated notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 senior subordinated notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million of the 2005 senior subordinated notes remains outstanding as of March 31, 2013.

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

Our senior subordinated notes are uncollateralized general obligations, and are subordinated to borrowings under the bank credit facility, term loan facility, 2009 second lien notes, 2012 second lien notes and 2012 third lien notes. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.

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

As of March 31, 2013, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
We or our affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and our liquidity and covenant requirement restrictions, among other factors.
Line of Credit
As of March 31, 2013, we had a $16.5 million revolving credit facility with Bank of America, N.A., or the line of credit. The line of credit matures on March 31, 2015. Pursuant to provisions of the bank credit facility, the line of credit may be replaced by an autoborrow loan governed by the terms of an autoborrow agreement described in the bank credit facility. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. As of March 31, 2013, no amount was drawn on the line of credit. The line of credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the bank credit facility. As of March 31, 2013, we were in compliance with all covenant requirements under the line of credit and had $16.5 million of borrowing capacity thereunder.
2009 Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, LLC, or Salishan-Mohegan, referred to herein as the 2009 Mohegan Tribe promissory note. The 2009 Mohegan Tribe promissory note matures on September 30, 2014. The 2009 Mohegan Tribe promissory note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly in the amount of $1.2 million, commencing December 31, 2013 and continuing through June 31, 2014, with the balance of accrued and unpaid interest due at maturity. Principal outstanding under the 2009 Mohegan Tribe promissory note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 and continuing through September 30, 2013 and (ii) $875,000 per quarter, commencing December 31, 2013.
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
Mohegan Tribe Credit Facility

In March 2012, the Tribe extended a revolving credit facility issued to Salishan-Mohegan with a borrowing capacity of $1.45 million, or the Mohegan Tribe credit facility. The Mohegan Tribe credit facility matures on September 30, 2013. The Mohegan Tribe credit facility accrues interest at an annual rate of 15.0% payable at maturity. Principal outstanding under the Mohegan Tribe credit facility amortizes at a rate of $362,500 per quarter, commencing December 31, 2012. As of March 31, 2013, the Mohegan Tribe credit facility was fully drawn.
2013 Mohegan Tribe Promissory Note

On March 29, 2013, Mohegan Gaming & Hospitality, LLC, or MG&H, purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a promissory note in the principal amount of $7.4 million, or the 2013 Mohegan Tribe promissory note. The 2013 Mohegan Tribe promissory note matures on December 31, 2018. The 2013 Mohegan Tribe promissory note accrues interest at an annual rate of 4.0% payable quarterly, commencing June 30, 2013.

Downs Lodging Credit Facility

In July 2012, Downs Lodging, a single purpose entity and our wholly-owned unrestricted subsidiary, entered into a credit agreement providing for a $45.0 million term loan, or the Downs Lodging credit facility, from a third-party lender. The proceeds of the Downs Lodging credit facility will be used by Downs Lodging to finance Project Sunlight, a hotel and convention center expansion project being developed and built by Downs Lodging at Mohegan Sun at Pocono Downs. The Downs Lodging credit facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging credit facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging credit facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging credit facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of March 31, 2013, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging credit facility.

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

Capital Expenditures
The following table presents data related to capital expenditures (in millions, including capitalized interest):

	Capital Expenditures
	Six Months Ended	Remaining Forecasted	Total Forecasted
	March 31, 2013	Fiscal Year 2013	Fiscal Year 2013
Mohegan Sun:
Maintenance	$5.7	$20.0	$25.7
Development	2.9	1.0	3.9
Subtotal	8.6	21.0	29.6
Mohegan Sun at Pocono Downs:
Maintenance	2.3	2.6	4.9
Expansion	0.2	0.4	0.6
Subtotal	2.5	3.0	5.5
Corporate:
Expansion - Project Sunlight	12.8	29.1	41.9
Development	0.7	—	0.7
Subtotal	13.5	29.1	42.6
Total	$24.6	$53.1	$77.7

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

Interest Expense
The following table presents our interest expense (in thousands, net of capitalized interest):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
Bank credit facility	$5,578	$5,242	$11,277	$10,347
Term loan facility, includes accretion of discount	5,302	1,534	10,714	1,534
2009 11 1/2% second lien senior secured notes, includes accretion of discount	6	4,287	12	10,215
2012 11 1/2% second lien senior secured notes, includes accretion of discount	5,946	1,645	11,886	1,645
2012 10 1/2% third lien senior secured notes	10,966	3,046	21,933	3,046
2005 6 1/8% senior unsecured notes	121	2,832	402	6,660
2002 8% senior subordinated notes	—	3,980	—	8,980
2004 7 1/8% senior subordinated notes	377	2,999	794	7,007
2005 6 7/8% senior subordinated notes	166	1,908	359	4,486
2012 11 % senior subordinated notes	9,465	2,629	18,930	2,629
Line of credit	6	36	6	95
Salishan-Mohegan bank credit facility (Salishan-Mohegan)	—	104	—	250
2009 Mohegan Tribe promissory note (Salishan-Mohegan)	205	338	456	716
2012 Mohegan Tribe Minor's Trust promissory note (Salishan-Mohegan)	480	11	983	11
Mohegan Tribe credit facility (Salishan-Mohegan)	40	51	94	93
2013 Mohegan Tribe promissory note (Salishan-Mohegan)	3		3	—
Promissory notes (Salishan-Mohegan)	(3)	—	—	—
Downs Lodging credit facility (Downs Lodging)	1,557	—	3,114	—
Capital leases	105	49	220	100
Amortization of net deferred gain on settlement of derivative instruments	(23)	(91)	(48)	(208)
Amortization of debt issuance costs	2,594	2,057	5,182	3,860
Capitalized interest	(331)	—	(483)	—
Total interest expense, net of capitalized interest	$42,560	$32,657	$85,834	$61,466
Contractual Obligations
There has been no material change from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements and distributions to the Tribe for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for further details regarding risks relating to our sufficiency of resources. Any future investments in Mohegan Sun and Mohegan Sun at Pocono Downs are anticipated to be funded through a combination of existing cash balances, future operating cash flows and draws under our bank credit facility. The costs for Project Sunlight are being funded through a combination of a $45.0 million non-recourse term loan obtained by Downs Lodging and a $5.0 million investment by us. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements, we had approximately $60.2 million of borrowing capacity under the bank credit facility and line of credit as of March 31, 2013. Distributions to the Tribe are anticipated to total approximately $50.0 million for fiscal 2013.
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
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility and term loan facility, both of which accrue interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the respective facility. As of March 31, 2013, $395.0 million and $225.0 million were outstanding under the bank credit facility and term loan facility, respectively.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information as of March 31, 2013 about our current debt obligations that are sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations are based on quoted market prices or prices of similar instruments as of March 31, 2013.

	Expected Maturity Date						Total	Fair Value
	2013	2014	2015	2016	2017	Thereafter
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$6,084	$29,021	$16,851	$55,824	$418,627	$552,275	$1,078,682	$1,044,596
Average interest rate	10.2%	7.7%	7.9%	12.3%	10.5%	11.1%	10.8%
Variable rate	$2,000	$4,000	$389,000	$225,000	$—	$—	$620,000	$628,019
Average interest rate (1)	5.5%	5.5%	5.5%	9.0%	—	—	6.8%
___________

(1)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $6.2 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	May 15, 2013	By:	/S/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman and Member, Management Board

Date:	May 15, 2013	By:	/S/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	May 15, 2013	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

4.18
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

4.19	Form of Global 2009 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.44 to the 2009 Form 10-K and incorporated by reference herein).

4.20
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

4.21	Form of Global 2012 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.39 to the March 2012 Form 10-Q and incorporated by reference herein).

Exhibit No.	Description
4.22
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

4.23	Form of Global 10 1/2% Third Lien Senior Secured Notes Due 2016 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.41 to the March 2012 Form 10-Q and incorporated by reference herein).

4.24
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

4.25	Form of Global 11% Senior Subordinated Notes Due 2018 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.43 to the March 2012 Form 10-Q and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS**	XBRL Instance Document (filed herewith).

101.SCH**	XBRL Taxonomy Extension Schema (filed herewith).

101.CAL**	XBRL Taxonomy Calculation Linkbase (filed herewith).

101.DEF**	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB**	XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

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