Form 10-Q
period 2013-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2013-08-13
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$80,291	$114,084
Restricted cash	26,723	47,865
Receivables, net	29,457	26,556
Inventories	14,370	14,438
Other current assets	19,111	28,315
Total current assets	169,952	231,258
Non-current assets:
Property and equipment, net	1,473,080	1,490,398
Goodwill	39,459	39,459
Other intangible assets, net	405,621	405,928
Other assets, net	86,372	86,664
Total assets	$2,174,484	$2,253,707
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$4,057	$19,787
Current portion of relinquishment liability	70,406	63,312
Due to Mohegan Tribe	6,613	9,950
Current portion of capital leases	2,256	3,385
Trade payables	10,491	12,674
Construction payables	8,591	5,063
Accrued interest payable	24,395	46,362
Other current liabilities	137,667	149,980
Total current liabilities	264,476	310,513
Non-current liabilities:
Long-term debt, net of current portion	1,645,270	1,646,564
Relinquishment liability, net of current portion	22,228	57,470
Due to Mohegan Tribe, net of current portion	24,795	21,500
Capital leases, net of current portion	3,731	5,440
Other long-term liabilities	4,446	2,957
Total liabilities	1,964,946	2,044,444
Commitments and Contingencies
Capital:
Retained earnings	209,372	208,681
Mohegan Tribal Gaming Authority capital	209,372	208,681
Non-controlling interests	166	582
Total capital	209,538	209,263
Total liabilities and capital	$2,174,484	$2,253,707
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Gaming	$304,582	$307,093	$885,602	$940,753
Food and beverage	22,400	22,700	63,404	68,627
Hotel	10,318	10,152	30,363	29,524
Retail, entertainment and other	32,346	29,946	84,521	82,458
Gross revenues	369,646	369,891	1,063,890	1,121,362
Less-Promotional allowances	(25,401)	(25,455)	(69,195)	(73,896)
Net revenues	344,245	344,436	994,695	1,047,466
Operating costs and expenses:
Gaming	179,537	193,019	525,409	582,017
Food and beverage	10,231	11,240	31,035	33,355
Hotel	3,743	3,658	10,674	10,703
Retail, entertainment and other	11,858	10,578	31,314	29,819
Advertising, general and administrative	48,038	48,730	143,271	147,186
Corporate	5,933	4,651	19,624	12,653
Depreciation and amortization	20,350	21,693	60,465	64,077
Loss on disposition of assets	144	31	277	320
Severance	51	—	29	—
Pre-opening	173	—	245	—
Total operating costs and expenses	280,058	293,600	822,343	880,130
Income from operations	64,187	50,836	172,352	167,336
Other income (expense):
Accretion of discount to the relinquishment liability	(1,243)	(2,062)	(3,730)	(6,186)
Interest income	1,533	1,842	4,421	3,559
Interest expense, net of capitalized interest	(42,379)	(41,581)	(128,213)	(103,047)
Loss on early exchange of debt	—	(17)	(403)	(14,323)
Other income (expense), net	53	7	(1,732)	(31)
Total other expense	(42,036)	(41,811)	(129,657)	(120,028)
Net income	22,151	9,025	42,695	47,308
Loss attributable to non-controlling interests	146	336	2,767	1,147
Net income attributable to Mohegan Tribal Gaming Authority	$22,297	$9,361	$45,462	$48,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, March 31, 2013	$202,387	$202,075	$312
Net income (loss)	22,151	22,297	(146)
Distributions to Mohegan Tribe	(15,000)	(15,000)	—
Balance, June 30, 2013	$209,538	$209,372	$166

Balance, September 30, 2012	$209,263	$208,681	$582
Net income (loss)	42,695	45,462	(2,767)
Distributions to Mohegan Tribe	(35,000)	(35,000)	—
Repurchase of membership interest	(7,420)	(9,771)	2,351
Balance, June 30, 2013	$209,538	$209,372	$166

Balance, March 31, 2012	$211,306	$209,515	$1,791
Net income (loss)	9,025	9,361	(336)
Distributions to Mohegan Tribe	(12,500)	(12,500)	—
Balance, June 30, 2012	$207,831	$206,376	$1,455

Balance, September 30, 2011	$198,724	$196,403	$2,321
Cumulative-effect of adoption of amendments to ASC 924 regarding jackpot liabilities	1,968	1,968	—
Contributions from members	281	—	281
Net income (loss)	47,308	48,455	(1,147)
Distributions to Mohegan Tribe	(40,450)	(40,450)	—
Balance, June 30, 2012	$207,831	$206,376	$1,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	June 30, 2013	June 30, 2012
Cash flows provided by (used in) operating activities:
Net income	$42,695	$47,308
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	60,465	64,077
Accretion of discount to the relinquishment liability	3,730	6,186
Cash paid for accretion of discount to the relinquishment liability	(3,927)	(5,935)
Loss on early exchange of debt	403	14,323
Amortization of debt issuance costs	7,852	6,300
Accretion of discount	1,332	825
Amortization of net deferred gain on settlement of derivative instruments	(66)	(231)
Provision for losses on receivables	2,574	1,835
Loss on disposition of assets	277	320
Loss from unconsolidated affiliates	1,698	—
Changes in operating assets and liabilities:
Increase in receivables	(3,754)	(6,500)
(Increase) decrease in inventories	68	(1,024)
(Increase) decrease in other assets	5,285	(3,214)
Decrease in trade payables	(2,181)	(5,325)
Increase (decrease) in accrued interest	(21,967)	18,034
Increase (decrease) in other liabilities	(8,875)	7,312
Net cash flows provided by operating activities	85,609	144,291
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of increase (decrease) in construction payables of $3,528 and $(6,507), respectively	(39,185)	(40,638)
Issuance of third-party loans and advances	(1,655)	(570)
Payments received on third-party loans	103	113
Decrease in restricted cash, net	21,669	261
Proceeds from asset sales	171	134
Investments in unconsolidated affiliates	(4,965)	—
Proceeds from Commonwealth of Pennsylvania's facility improvement grant	—	2,000
Net cash flows used in investing activities	(23,862)	(38,700)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	3,000	154,000
Bank Credit Facility repayments - revolving loan	(3,000)	(289,000)
Bank Credit Facility repayments - term loan	(3,000)	(2,000)
Term Loan Facility borrowings, net of discount	—	220,500
Line of Credit borrowings	—	225,215
Line of Credit repayments	—	(225,215)
Borrowings from Mohegan Tribe	—	20,600
Repayments to Mohegan Tribe	(7,462)	—
Repayments of other long-term debt	(15,798)	(66,454)
Salishan-Mohegan Bank Credit Facility repayments - revolving loan	—	(15,250)
Principal portion of relinquishment liability payments	(27,951)	(28,756)
Distributions to Mohegan Tribe	(35,000)	(40,450)
Payments of financing fees	(3,491)	(50,178)
Payments on capital lease obligations	(2,838)	(528)
Non-controlling interest contributions	—	281
Net cash flows used in financing activities	(95,540)	(97,235)
Net increase (decrease) in cash and cash equivalents	(33,793)	8,356
Cash and cash equivalents at beginning of period	114,084	112,174
Cash and cash equivalents at end of period	$80,291	$120,530
Supplemental disclosures:
Cash paid during the period for interest	$140,281	$78,119
Capital lease	$—	$4,048
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
As of June 30, 2013, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”), MTGA Gaming, LLC (“MTGA Gaming”), Downs Lodging, LLC ("Downs Lodging") and Mohegan Gaming Advisors, LLC ("Mohegan Gaming Advisors").
MBC owns and operates the Connecticut Sun, a professional basketball team in the Women's National Basketball Association (the “WNBA”). MBC currently owns a 4.2% membership interest in WNBA, LLC.
Mohegan Golf owns and operates the Mohegan Sun Country Club at Pautipaug golf course in Southeastern Connecticut.
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

NOTE 2—BASIS OF PRESENTATION:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments, including normal recurring accruals and adjustments, necessary for a fair statement of the Authority's operating results for the interim period, have been included. The Authority's operating results for the three months and nine months ended June 30, 2013 are not necessarily indicative of results for the fiscal year ending September 30, 2013.
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Authority's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
The Authority's operating results for the three months and nine months ended June 30, 2012 reflect adjustments to increase interest income by $1.1 million and reserves for doubtful collection of long-term receivables by $326,000 relating to unrecorded interest income and the related receivables and reserves in connection with reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project that were not recorded during fiscal 2007, 2008, 2009, 2010, 2011 and 2012, and interim periods within those fiscal years. Because amounts involved were not material to the Authority’s financial statements in any individual prior period, and the cumulative amount was not material to operating results for the fiscal year ending September 30, 2012, the Authority recorded the cumulative effect of correcting these items during the three months ended June 30, 2012.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Long-Term Receivables
Long-term receivables consist primarily of receivables from affiliates and tenants and others. The following table presents a reconciliation of long-term receivables and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Tenants and Others	Total
Balance, March 31, 2013 (1)	$53,678	$3,520	$57,198
Additions:
Issuance of affiliate advances and tenant loans, including interest receivable	1,920	74	1,994
Deductions:
Payments received	—	(35)	(35)
Balance, June 30, 2013 (1)	$55,598	$3,559	$59,157

Balance, September 30, 2012 (1)	$49,841	$3,533	$53,374
Additions:
Issuance of affiliate advances and tenant loans, including interest receivable	5,757	129	5,886
Deductions:
Payments received	—	(103)	(103)
Balance, June 30, 2013 (1)	$55,598	$3,559	$59,157
__________

(1)
Includes interest receivable of $25.7 million, $27.2 million and $22.9 million as of March 31, 2013, June 30, 2013 and September 30, 2012, respectively. The WTG receivables no longer accrue interest pursuant to a release and reimbursement agreement entered into in September 2010.

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Tenants and Others	Total
Balance, March 31, 2013	$22,958	$65	$23,023
Additions:
Charges to bad debt expense	576	—	576
Deductions:
Adjustments	—	(2)	(2)
Balance, June 30, 2013	$23,534	$63	$23,597

Balance, September 30, 2012	$21,807	$70	$21,877
Additions:
Charges to bad debt expense	1,727	—	1,727
Deductions:
Adjustments	—	(7)	(7)
Balance, June 30, 2013	$23,534	$63	$23,597
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	June 30, 2013
	Carrying Value	Fair Value
Bank Credit Facility	$394,000	$378,240
Term Loan Facility	$221,737	$221,625
2009 11 1/2% Second Lien Senior Secured Notes	$195	$222
2012 11 1/2% Second Lien Senior Secured Notes	$194,819	$221,778
2012 10 1/2% Third Lien Senior Secured Notes	$417,771	$406,805
2004 7 1/8% Senior Subordinated Notes	$21,156	$20,098
2005 6 7/8% Senior Subordinated Notes	$9,654	$9,503
2012 11 % Senior Subordinated Notes	$344,190	$320,527

The estimated fair values of the Authority's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about June 30, 2013.
Severance Costs and Expenses

In September 2012, the Authority implemented a workforce reduction of approximately 330 positions in Uncasville, Connecticut, in an effort to further streamline its organization and better align operating costs with current market and business conditions. In addition, in March 2013, the Authority implemented a workforce reduction at its Pennsylvania Facilities. The costs associated with related post-employment severance benefits were expensed at the time the termination was communicated to the employees. Cash payments related to the September 2012 workforce reduction commenced in October 2012 and are anticipated to be completed in September 2014. Cash payments related to the March 2013 workforce reduction commenced in March 2013 and are anticipated to be completed in August 2013. The Authority does not anticipate incurring any additional severance charges in connection with these workforce reductions, other than charges that may arise from adjustments to the initial estimates utilized under the plans. The following table presents a reconciliation of the related severance liability by business segment (in thousands):

	Mohegan Sun	Corporate	Mohegan Sun at Pocono Downs	Total
Balance, March 31, 2013	$3,972	$—	$99	$4,071
Adjustments	—	—	51	51
Cash payments	(1,993)	—	(140)	(2,133)
Balance, June 30, 2013	$1,979	$—	$10	$1,989

Balance, September 30, 2012	$12,497	$24	$—	$12,521
Accrued severance at measurement date	—	—	124	124
Adjustments	(146)	—	51	(95)
Cash payments	(10,372)	(24)	(165)	(10,561)
Balance, June 30, 2013	$1,979	$—	$10	$1,989
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	June 30, 2013	September 30, 2012
Bank Credit Facility, due March 2015	$394,000	$397,000
Term Loan Facility, due March 2016, net of discount of $3,263 and $3,988, respectively	221,737	221,012
2009 11 1/2% Second Lien Senior Secured Notes, due November 2017, net of discount of $5 and $6, respectively	195	194
2012 11 1/2% Second Lien Senior Secured Notes, due November 2017, net of discount of $4,981 and $5,587, respectively	194,819	194,213
2012 10 1/2% Third Lien Senior Secured Notes, due December 2016	417,771	417,771
2005 6 1/8% Senior Unsecured Notes, due February 2013	—	15,775
2004 7 1/8% Senior Subordinated Notes, due August 2014	21,156	21,156
2005 6 7/8% Senior Subordinated Notes, due February 2015	9,654	9,654
2012 11 % Senior Subordinated Notes, due September 2018	344,190	344,190
2009 Mohegan Tribe Promissory Note, due September 2014	5,125	10,000
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2016	18,500	20,000
Mohegan Tribe Credit Facility, due September 2013	363	1,450
2013 Mohegan Tribe Promissory Note, due December 2018	7,420	—
Downs Lodging Credit Facility, due July 2016	45,000	45,000
Salishan-Mohegan Promissory Notes, due December 2014	485	—
Subtotal	1,680,415	1,697,415
Plus: net deferred gain on derivative instruments sold	320	386
Long-term debt, excluding capital leases	1,680,735	1,697,801
Less: current portion of long-term debt	(10,670)	(29,737)
Long-term debt, net of current portion	$1,670,065	$1,668,064

Bank Credit Facilities

First Lien, First Out Credit Facility

On March 6, 2012, the Authority entered into a Fourth Amended and Restated Bank Credit Facility providing for a $400.0 million term loan and a revolving loan with letter of credit and borrowing capacity of up to $75.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent (the "Bank Credit Facility"). Principal outstanding on the term loan under the Bank Credit Facility is to be repaid at a rate of $1.0 million per quarter. The Bank Credit Facility matures on March 31, 2015, upon which date all outstanding balances are payable in full. As of June 30, 2013, there were $394.0 million in term loans and no revolving loans outstanding under the Bank Credit Facility. As of June 30, 2013, letters of credit issued under the Bank Credit Facility totaled $3.4 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, and after taking into account restrictive financial covenant requirements, the Authority had approximately $71.6 million of borrowing capacity under the Bank Credit Facility as of June 30, 2013.
Borrowings under the Bank Credit Facility incur interest as follows: (i) for base rate revolving loans, base rate plus an applicable margin based on a leverage-based pricing grid between 2.25% and 3.25%; (ii) for Eurodollar rate revolving loans, the applicable LIBOR rate plus an applicable margin based on a leverage-based pricing grid between 3.50% and 4.50%; (iii) for base rate term loans, base rate plus an applicable margin equal to 3.25%; and (iv) for Eurodollar rate term loans, the applicable LIBOR rate plus 4.50%. For Eurodollar rate term loans, LIBOR is subject to a 1.0% floor. There also is a fee of between 0.25% and 0.50%, based on a leverage-based pricing grid, charged on unused revolving commitments. Interest on Eurodollar rate loans is payable at the end of each applicable interest period for periods of three months or less and for loans of more than three months, each March, June, September or December that occurs after the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. As of June 30, 2013, the $394.0 million in term loans outstanding were based on the Eurodollar rate floor of 1.0% plus an applicable margin of 4.50%. The applicable margin for commitment fees was 0.50% as of June 30, 2013. As of June 30, 2013 and September 30, 2012, accrued interest, including commitment fees, on the Bank Credit Facility was $217,000 and $211,000, respectively.

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
As of June 30, 2013, the Authority and the Tribe were in compliance with all respective covenant requirements under the Bank Credit Facility.

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

Loans under the Term Loan Facility incur interest as follows: (i) for base rate loans, base rate plus 6.50% per annum and (ii) for Eurodollar rate loans, LIBOR plus 7.50% per annum. In all cases, LIBOR is subject to a 1.50% floor. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or every quarter in arrears, if an interest period exceeds three months. Interest on base rate loans is payable quarterly in arrears. As of June 30, 2013, the Authority had a $225.0 million Eurodollar rate loan outstanding, which was based on the Eurodollar rate floor of 1.50% plus an applicable margin of 7.50%. As of June 30, 2013 and September 30, 2012, accrued interest on the Term Loan Facility was $1.1 million and $1.2 million, respectively.

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
As of June 30, 2013, the Authority and the Tribe were in compliance with all respective covenant requirements under the Term Loan Facility.

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

On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2009 Second Lien Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2009 Second Lien Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2009 Second Lien Notes tendered and exchanged was $199.8 million. An aggregate principal amount of $200,000 of 2009 Second Lien Notes remains outstanding as of June 30, 2013. As of June 30, 2013 and September 30, 2012, accrued interest on the 2009 Second Lien Notes was $4,000 and $10,000, respectively.

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

2012 11 ½% Second Lien Senior Secured Notes

On March 6, 2012, the Authority issued $199.8 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.50% per annum (the “2012 Second Lien Notes”) in exchange for an equal amount of 2009 Second Lien Notes. The 2012 Second Lien Notes mature on November 1, 2017. The Authority may redeem the 2012 Second Lien Notes, in whole or in part, at any time prior to November 1, 2014, at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest. On or after November 1, 2014, the Authority may redeem the 2012 Second Lien Notes, in whole or in part, at a premium decreasing ratably to zero, plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Second Lien Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Second Lien Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Second Lien Notes is payable semi-annually on May 1st and November 1st, commencing November 1, 2012. As of June 30, 2013 and September 30, 2012, accrued interest on the 2012 Second Lien Notes was $3.8 million and 13.1 million, respectively.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

2012 10 ½% Third Lien Senior Secured Notes

On March 6, 2012, the Authority issued $417.7 million Third Lien Senior Secured Notes with fixed interest payable at a rate of 10.50% per annum (the “2012 Third Lien Notes”) in exchange for $234.2 million of 2005 Senior Unsecured Notes and $183.5 million of 2002 8% Senior Subordinated Notes. The 2012 Third Lien Notes mature on December 15, 2016. The Authority may redeem the 2012 Third Lien Notes, in whole or in part, at any time at a price equal to 100% of the principal amount plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Third Lien Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Third Lien Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Third Lien Notes is payable semi-annually on June 15th and December 15th, commencing December 15, 2012. As of June 30, 2013 and September 30, 2012, accrued interest on the 2012 Third Lien Notes was $1.9 million and $25.0 million, respectively.

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
On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2004 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 Senior Subordinated Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 Senior Subordinated Notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million of the 2004 Senior Subordinated Notes remains outstanding as of June 30, 2013. As of June 30, 2013 and September 30, 2012, accrued interest on the 2004 Senior Subordinated Notes was $565,000 and $148,000, respectively.

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

On March 6, 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Subordinated Notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 Senior Subordinated Notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million of the 2005 Senior Subordinated Notes remains outstanding as of June 30, 2013. As of June 30, 2013 and September 30, 2012, accrued interest on the 2005 Senior Subordinated Notes was $249,000 and $56,000, respectively.

2012 11% Senior Subordinated Notes

On March 6, 2012, the Authority issued $344.2 million Senior Subordinated Toggle Notes with fixed interest payable at a rate of 11% per annum (the “2012 Senior Subordinated Notes”) in exchange for $203.8 million of 2004 Senior Subordinated Notes and $140.3 million of 2005 Senior Subordinated Notes. The 2012 Senior Subordinated Notes mature on September 15, 2018. The Authority may redeem the 2012 Senior Subordinated Notes, in whole or in part, at any time, at a price equal to 100% of the principal amount plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Senior Subordinated Notes is payable semi-annually on March 15th and September 15th, commencing September 15, 2012. The initial interest payment on the 2012 Senior Subordinated Notes was payable entirely in cash. For any subsequent interest payment period through March 15, 2018, the Authority may, at its option, elect to pay interest on the 2012 Senior Subordinated Notes either entirely in cash or by paying up to 2% in 2012 Senior Subordinated Notes (“PIK Interest”). If the Authority elects to pay PIK Interest, such election will increase the principal amount of the 2012 Senior Subordinated Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of 2012 Senior Subordinated Notes on the relevant record date. As of June 30, 2013 and September 30, 2012, accrued interest on the 2012 Senior Subordinated Notes was $11.1 million and $1.7 million, respectively.

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

As of June 30, 2013, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Line of Credit
As of June 30, 2013, the Authority had a $16.5 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit matures on March 31, 2015. Pursuant to provisions of the Bank Credit Facility, the Line of Credit may be replaced by an Autoborrow Loan governed by the terms of an Autoborrow Agreement described in the Bank Credit Facility. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations. As of June 30, 2013, no amount was drawn on the Line of Credit. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Bank Credit Facility. As of June 30, 2013, the Authority was in compliance with all covenant requirements under the Line of Credit and had $16.5 million of borrowing capacity thereunder. As of June 30, 2013 and September 30, 2012, there was no accrued interest on the Line of Credit.
2009 Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “2009 Mohegan Tribe Promissory Note”). The 2009 Mohegan Tribe Promissory Note matures on September 30, 2014. The 2009 Mohegan Tribe Promissory Note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly in the amount of $1.2 million, commencing December 31, 2013 and continuing through June 31, 2014, with the balance of accrued and unpaid interest due at maturity. Principal outstanding under the 2009 Mohegan Tribe Promissory Note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 and continuing through September 30, 2013 and (ii) $875,000 per quarter, commencing December 31, 2013. As of June 30, 2013 and September 30, 2012, accrued interest on the Mohegan Tribe Promissory Note was $4.5 million and $3.9 million, respectively.
2012 Mohegan Tribe Minor's Trust Promissory Note

In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan (the “2012 Mohegan Tribe Minor's Trust Promissory Note”). The 2012 Mohegan Tribe Minor's Trust Promissory Note matures on March 31, 2016. The 2012 Mohegan Tribe Minor's Trust Promissory Note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly, commencing June 30, 2012. Principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 and continuing through September 30, 2014 and (ii) $1.5 million per quarter, commencing December 31, 2014 and continuing to maturity. As of June 30, 2013 and September 30, 2012, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $15,000 and $16,000, respectively.
Mohegan Tribe Credit Facility

In March 2012, the Tribe extended a revolving credit facility issued to Salishan-Mohegan with a borrowing capacity of $1.45 million (the “Mohegan Tribe Credit Facility”). The Mohegan Tribe Credit Facility matures on September 30, 2013. The Mohegan Tribe Credit Facility accrues interest at an annual rate of 15.0% payable at maturity. Principal outstanding under the Mohegan Tribe Credit Facility amortizes at a rate of $362,500 per quarter, commencing December 31, 2012. As of June 30, 2013, the Mohegan Tribe Credit Facility was fully drawn. As of June 30, 2013 and September 30, 2012, accrued interest on the Mohegan Tribe Credit Facility was $370,000 and $249,000, respectively.
2013 Mohegan Tribe Promissory Note

On March 29, 2013, MG&H purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a promissory note in the principal amount of $7.4 million (the “2013 Mohegan Tribe Promissory Note”). The 2013 Mohegan Tribe Promissory Note matures on December 31, 2018. The 2013 Mohegan Tribe Promissory Note accrues interest at an annual rate of 4.0% payable quarterly, commencing June 30, 2013. As of June 30, 2013, accrued interest on the 2013 Mohegan Tribe Promissory Note was $2,000.
Downs Lodging Credit Facility

In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary of the Authority, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender (the “Downs Lodging Credit Facility”). The proceeds of the Downs Lodging Credit Facility will be used by Downs Lodging to finance Project Sunlight, a hotel and convention center expansion project being developed and built by Downs Lodging at Mohegan Sun at Pocono Downs. The Downs

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Lodging Credit Facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging Credit Facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging Credit Facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging Credit Facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of June 30, 2013, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging Credit Facility. As of June 30, 2013 and September 30, 2012, accrued interest on the Downs Lodging Credit Facility was $375,000.
Salishan-Mohegan Promissory Notes
In December 2012, Salishan-Mohegan Two, a wholly-owned subsidiary of Salishan-Mohegan, entered into two promissory notes with third-party lenders to fund the acquisition of certain property related to the Cowlitz Project. The first note, in the original principal amount of $150,000, bears no interest and amortizes as follows: (i) $5,000 per month, commencing December 31, 2012 and continuing through July 31, 2014 and (ii) $10,000 per month, commencing August 31, 2014 until fully paid. The second note, in the original principal amount of $375,000, matures on December 31, 2014 and accrues interest at an annual rate of 7.0%, payable monthly, commencing January 1, 2013. As of June 30, 2013, there was no accrued interest on the promissory notes.

NOTE 4—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $15.0 million and $12.5 million for the three months ended June 30, 2013 and 2012, and $35.0 million and $40.5 million for the nine months ended June 30, 2013 and 2012, respectively.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services totaling $7.0 million and $6.8 million for the three months ended June 30, 2013 and 2012, respectively, and $21.0 million and $20.3 million for the nine months ended June 30, 2013 and 2012, respectively.
The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $3.9 million and $4.2 million for the three months ended June 30, 2013 and 2012, respectively, and $12.9 million and $14.2 million for the nine months ended June 30, 2013 and 2012, respectively.
Prior to March 2013, MTGA Gaming and the Tribe held 49% and 51% membership interests in MG&H, respectively. On March 29, 2013, MG&H purchased and acquired all of the Tribe's membership interests in MG&H and retired the membership interests in exchange for a promissory note to the Tribe in the principal amount of $7.4 million.
The Authority incurred interest expense associated with borrowings from the Mohegan Tribe totaling $741,000 and $832,000 for the three months ended June 30, 2013 and 2012, respectively, and $2.3 million and $1.7 million for the nine months ended June 30, 2013 and 2012, respectively.

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
The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $40.2 million and $43.6 million for the three months ended June 30, 2013 and 2012, respectively, and $115.1 million and $130.4 million for the nine months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and September 30, 2012, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $13.3 million and $13.7 million, respectively.
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

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $31.8 million and $33.5 million for the three months ended June 30, 2013 and 2012, respectively, and $93.0 million and $100.8 million for the nine months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and September 30, 2012, outstanding Pennsylvania Slot Machine Tax payments totaled $4.2 million and $5.5 million, respectively.
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
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.6 million for each of the three months ended June 30, 2013 and 2012, respectively, and $4.5 million and $5.2 million for the nine months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and September 30, 2012, outstanding Pennsylvania Table Game Tax payments totaled $144,000 and $92,000, respectively.
Pennsylvania Regulatory Fee
Slot machine licensees in the Commonwealth of Pennsylvania are required to reimburse state gaming regulatory agencies for various administrative and operating expenses (“Pennsylvania Regulatory Fee”) at a rate of 1.5% of gross revenues from slot machines and table games. The Commonwealth of Pennsylvania temporarily suspended this assessment in May and June 2013.
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $431,000 and $1.2 million for the three months ended June 30, 2013 and 2012, respectively, and $2.9 million and $3.8 million for the nine months ended

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

June 30, 2013 and 2012, respectively. As of June 30, 2013 and September 30, 2012, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $55,000 and $129,000, respectively.
Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which also are to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 12 of the 14 authorized gaming facilities have commenced operations. As of June 30, 2013, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee.
The Authority reflected expenses associated with this repayment schedule totaling $160,000 and $166,000 for the three months ended June 30, 2013 and 2012, respectively, and $484,000 and $504,000 for the nine months ended June 30, 2013 and 2012, respectively.
Horsemen’s Agreement
Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2014. As of June 30, 2013 and September 30, 2012, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $4.1 million and $9.3 million, respectively.
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

The Authority reflected payments associated with the Priority Distribution Agreement totaling $4.8 million and $4.7 million for the three months ended June 30, 2013 and 2012, respectively, and $14.4 million and $14.0 million for the nine months ended June 30, 2013 and 2012, respectively.
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
As of June 30, 2013 and September 30, 2012, the carrying amount of the relinquishment liability was $92.6 million and $120.8 million, respectively. The decrease in the relinquishment liability during the nine months ended June 30, 2013 was due to $31.9 million in relinquishment payments. This reduction in the liability was offset by $3.7 million representing the accretion of discount to the relinquishment liability.
Relinquishment payments consisted of the following (in millions):

	For the Nine Months Ended
	June 30, 2013	June 30, 2012
Principal	$28.0	$28.8
Accretion of discount	3.9	5.9
Total	$31.9	$34.7
The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of June 30, 2013 and September 30, 2012, relinquishment payments earned but unpaid were $19.3 million and $13.3 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 7—SEGMENT REPORTING:
As of June 30, 2013, the Authority owns and operates, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise, and the Mohegan Sun Country Club at Pautipaug (collectively, the “Connecticut Facilities”), and the Pennsylvania Facilities. Substantially all of the Authority's revenues are derived from these operations. The Connecticut Sun franchise and the Mohegan Sun Country Club at Pautipaug are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Authority has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania Facilities. The Authority's operations related to investments in unconsolidated affiliates and certain other corporate and management operations have not been identified as separate reportable segments, therefore, these operations are included in corporate and other in the following segment disclosures to reconcile to consolidated results.

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net revenues:
Mohegan Sun	$266,699	$264,876	$772,571	$811,838
Mohegan Sun at Pocono Downs	77,228	79,560	221,155	235,628
Corporate and other	318	—	969	—
Total	344,245	344,436	994,695	1,047,466
Income (loss) from operations:
Mohegan Sun	57,396	44,801	158,654	148,424
Mohegan Sun at Pocono Downs	12,435	10,716	32,441	31,660
Corporate and other	(5,644)	(4,681)	(18,743)	(12,748)
Total	64,187	50,836	172,352	167,336
Accretion of discount to the relinquishment liability	(1,243)	(2,062)	(3,730)	(6,186)
Interest income	1,533	1,842	4,421	3,559
Interest expense, net of capitalized interest	(42,379)	(41,581)	(128,213)	(103,047)
Loss on early exchange of debt	—	(17)	(403)	(14,323)
Other income (expense), net	53	7	(1,732)	(31)
Net income	22,151	9,025	42,695	47,308
Loss attributable to non-controlling interests	146	336	2,767	1,147
Net income attributable to Mohegan Tribal Gaming Authority	$22,297	$9,361	$45,462	$48,455

	For the Nine Months Ended
	June 30, 2013	June 30, 2012
Capital expenditures incurred:
Mohegan Sun	$16,821	$29,967
Mohegan Sun at Pocono Downs	3,260	3,558
Corporate	23,140	606
Total	$43,221	$34,131

	June 30, 2013	September 30, 2012
Total assets:
Mohegan Sun	$1,444,451	$1,484,369
Mohegan Sun at Pocono Downs	561,746	570,078
Corporate	168,287	199,260
Total	$2,174,484	$2,253,707

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 8—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of June 30, 2013, substantially all of the Authority's outstanding debt is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. Separate financial statements and other disclosures concerning the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 7 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor subsidiaries and entities as of June 30, 2013 and September 30, 2012 and for the three months and nine months ended June 30, 2013 and 2012 is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,199,479	$226,953	$46,648	$—	$1,473,080
Intercompany receivables	234,313	29,162	—	(263,475)	—
Investment in subsidiaries	333,939	153	—	(334,092)	—
Other intangible assets, net	120,537	285,084	—	—	405,621
Other assets, net	159,724	71,029	65,240	(210)	295,783
Total assets	$2,047,992	$612,381	$111,888	$(597,777)	$2,174,484
LIABILITIES AND CAPITAL
Current liabilities	$209,493	$34,246	$14,124	$—	$257,863
Due to Mohegan Tribe	—	—	31,408	—	31,408
Long-term debt and capital leases, net of current portions	1,603,573	—	45,428	—	1,649,001
Relinquishment liability, net of current portion	22,228	—	—	—	22,228
Intercompany payables	—	232,765	30,710	(263,475)	—
Accumulated losses in excess of investment in subsidiaries	—	4,066	—	(4,066)	—
Other long-term liabilities	2,800	—	1,646	—	4,446
Total liabilities	1,838,094	271,077	123,316	(267,541)	1,964,946
Mohegan Tribal Gaming Authority capital	209,898	341,304	(11,428)	(330,402)	209,372
Non-controlling interests	—	—	—	166	166
Total liabilities and capital	$2,047,992	$612,381	$111,888	$(597,777)	$2,174,484
___________
(1)   Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	September 30, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,233,688	$233,202	$23,508	$—	$1,490,398
Intercompany receivables	223,131	12,448	—	(235,579)	—
Investment in subsidiaries	351,703	557	—	(352,260)	—
Other intangible assets, net	120,623	285,305	—	—	405,928
Other assets, net	208,576	71,673	77,342	(210)	357,381
Total assets	$2,137,721	$603,185	$100,850	$(588,049)	$2,253,707
LIABILITIES AND CAPITAL
Current liabilities	$261,433	$32,771	$6,359	$—	$300,563
Due to Mohegan Tribe	—	—	31,450	—	31,450
Long-term debt and capital leases, net of current portions	1,607,004	—	45,000	—	1,652,004
Relinquishment liability, net of current portion	57,470	—	—	—	57,470
Intercompany payables	—	222,787	12,792	(235,579)	—
Other long-term liabilities	2,607	—	350	—	2,957
Total liabilities	1,928,514	255,558	95,951	(235,579)	2,044,444
Mohegan Tribal Gaming Authority capital	209,207	347,627	4,899	(353,052)	208,681
Non-controlling interests	—	—	—	582	582
Total liabilities and capital	$2,137,721	$603,185	$100,850	$(588,049)	$2,253,707
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months Ended June 30, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$264,735	$79,871	$382	$(743)	$344,245
Operating costs and expenses:
Gaming and other operations	150,691	55,361	—	(683)	205,369
Advertising, general and administrative	42,646	8,853	2,532	(60)	53,971
Depreciation and amortization	16,958	3,392	—	—	20,350
Loss on disposition of assets	126	18	—	—	144
Severance	—	51	—	—	51
Pre-opening	—	173	—	—	173
Total operating costs and expenses	210,421	67,848	2,532	(743)	280,058
Income (loss) from operations	54,314	12,023	(2,150)	—	64,187
Accretion of discount to the relinquishment liability	(1,243)	—	—	—	(1,243)
Interest expense, net of capitalized interest	(29,338)	(11,092)	(2,579)	630	(42,379)
Loss on interests in subsidiaries	(1,462)	(1,747)	—	3,209	—
Other income, net	26	683	1,507	(630)	1,586
Net income (loss)	22,297	(133)	(3,222)	3,209	22,151
Loss attributable to non-controlling interests	—	—	—	146	146
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$22,297	$(133)	$(3,222)	$3,355	$22,297
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Three Months Ended June 30, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$263,090	$82,271	$—	$(925)	$344,436
Operating costs and expenses:
Gaming and other operations	160,866	58,554	—	(925)	218,495
Advertising, general and administrative	43,189	8,823	1,369	—	53,381
Depreciation and amortization	17,384	4,309	—	—	21,693
Loss on disposition of assets	18	13	—	—	31
Total operating costs and expenses	221,457	71,699	1,369	(925)	293,600
Income (loss) from operations	41,633	10,572	(1,369)	—	50,836
Accretion of discount to the relinquishment liability	(2,062)	—	—	—	(2,062)
Interest expense	(20,775)	(19,974)	(977)	145	(41,581)
Loss on early exchange of debt	(17)	—	—	—	(17)
Loss on interests in subsidiaries	(9,451)	(226)	—	9,677	—
Other income, net	33	177	1,784	(145)	1,849
Net income (loss)	9,361	(9,451)	(562)	9,677	9,025
Loss attributable to non-controlling interests	—	—	—	336	336
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$9,361	$(9,451)	$(562)	$10,013	$9,361
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Nine Months Ended June 30, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$770,316	$224,324	$1,163	$(1,108)	$994,695
Operating costs and expenses:
Gaming and other operations	439,040	160,320	—	(928)	598,432
Advertising, general and administrative	129,361	24,091	9,623	(180)	162,895
Depreciation and amortization	50,444	10,021	—	—	60,465
Loss on disposition of assets	259	18	—	—	277
Severance	(146)	175	—	—	29
Pre-opening	—	245	—	—	245
Total operating costs and expenses	618,958	194,870	9,623	(1,108)	822,343
Income (loss) from operations	151,358	29,454	(8,460)	—	172,352
Accretion of discount to the relinquishment liability	(3,730)	—	—	—	(3,730)
Interest expense, net of capitalized interest	(88,942)	(32,999)	(7,745)	1,473	(128,213)
Loss on early exchange of debt	(403)	—	—	—	(403)
Loss on interests in subsidiaries	(12,949)	(4,469)	—	17,418	—
Other income, net	128	1,536	2,498	(1,473)	2,689
Net income (loss)	45,462	(6,478)	(13,707)	17,418	42,695
Loss attributable to non-controlling interests	—	—	—	2,767	2,767
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$45,462	$(6,478)	$(13,707)	$20,185	$45,462
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$56,345	$38,754	$(9,490)	$—	$85,609
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(19,298)	(3,570)	(16,317)	—	(39,185)
Decrease in restricted cash, net	—	2,727	18,942	—	21,669
Investments in unconsolidated affiliates	—	—	(4,965)	—	(4,965)
Other cash flows provided by (used in) investing activities	53,662	(15,257)	(1,655)	(38,131)	(1,381)
Net cash flows provided by (used in) investing activities	34,364	(16,100)	(3,995)	(38,131)	(23,862)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	3,000	—	—	—	3,000
Bank Credit Facility repayments - revolving loan	(3,000)	—	—	—	(3,000)
Bank Credit Facility repayments - term loan	(3,000)	—	—	—	(3,000)
Repayments to Mohegan Tribe	—	—	(7,462)	—	(7,462)
Repayments of other long-term debt	(15,775)	—	(23)	—	(15,798)
Principal portion of relinquishment liability payments	(27,951)	—	—	—	(27,951)
Distributions to Mohegan Tribe	(35,000)	—	—	—	(35,000)
Payments of financing fees	(3,291)	—	(200)	—	(3,491)
Other cash flows provided by (used in) financing activities	(39,371)	(22,866)	21,268	38,131	(2,838)
Net cash flows provided by (used in) financing activities	(124,388)	(22,866)	13,583	38,131	(95,540)
Net increase (decrease) in cash and cash equivalents	(33,679)	(212)	98	—	(33,793)
Cash and cash equivalents at beginning of period	91,836	21,757	491	—	114,084
Cash and cash equivalents at end of period	$58,157	$21,545	$589	$—	$80,291
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Nine Months Ended June 30, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$103,561	$43,100	$(2,370)	$—	$144,291
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(34,536)	(6,102)	—	—	(40,638)
Other cash flows provided by (used in) investing activities	34,702	5,182	(562)	(37,384)	1,938
Net cash flows provided by (used in) investing activities	166	(920)	(562)	(37,384)	(38,700)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	154,000	—	—	—	154,000
Bank Credit Facility repayments - revolving loan	(289,000)	—	—	—	(289,000)
Bank Credit Facility repayments - term loan	(2,000)	—	—	—	(2,000)
Term Loan Facility borrowings, net of discount	220,500	—	—	—	220,500
Line of Credit borrowings	225,215	—	—	—	225,215
Line of Credit repayments	(225,215)	—	—	—	(225,215)
Borrowings from Mohegan Tribe	—	—	20,600	—	20,600
Repayments of other long-term debt	(66,454)	—	—	—	(66,454)
Salishan-Mohegan Bank Credit Facility repayments - revolving loan	—	—	(15,250)	—	(15,250)
Principal portion of relinquishment liability payments	(28,756)	—	—	—	(28,756)
Distributions to Mohegan Tribe	(40,450)	—	—	—	(40,450)
Payments of financing fees	(50,178)	—	—	—	(50,178)
Other cash flows provided by (used in) financing activities	5,495	(40,754)	(2,372)	37,384	(247)
Net cash flows provided by (used in) financing activities	(96,843)	(40,754)	2,978	37,384	(97,235)
Net increase in cash and cash equivalents	6,884	1,426	46	—	8,356
Cash and cash equivalents at beginning of period	89,018	22,931	225	—	112,174
Cash and cash equivalents at end of period	$95,902	$24,357	$271	$—	$120,530
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

NOTE 9—SUBSEQUENT EVENTS:
In late July and early August 2013, the Authority engaged in several transactions relating to the refinancing of certain of its outstanding indebtedness, as set forth below.
Consent Solicitation to Amend the 2012 Second Lien Notes Indenture
On July 22, 2013, the Authority commenced a solicitation of consents to amend the indenture governing the 2012 Second Lien Notes to permit the Authority to refinance its outstanding subordinated notes with senior unsecured indebtedness and to enter into certain transactions with the Tribe in the event that the Tribe constructs a hotel on Tribal land currently leased by the Authority. On July 30, 2013, the Authority received the consents required to make the requested changes to the 2012 Second Lien Notes indenture and entered into a supplemental indenture incorporating the proposed amendments. While the supplemental indenture became effective upon execution, the proposed amendments will not become operative until such time, if any, that the conditions of the consent solicitation, including, among other things, a financing condition, are satisfied or waived and the consent payment (which consists of $2.50 per $1,000 principal amount of the 2012 Second Lien Notes) is paid to holders who validly delivered (and did not validly revoke) their consent to the proposed amendments. If any of the conditions are not satisfied, the Authority is under no obligation to make the consent payment. The Authority has the right to waive any of the conditions to the consent solicitation.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Tender Offer
On July 30, 2013, the Authority commenced a tender offer to purchase for cash any and all of its 2012 Third Lien Notes. Concurrently with this tender offer, the Authority is soliciting consents to proposed amendments to the indenture governing the 2012 Third Lien Notes, providing for the elimination of substantially all of the indenture's restrictive covenants and elimination or modification of certain events of default and related provisions contained in the indenture. Holders that tender the 2012 Third Lien Notes must also consent to such proposed amendments to the indenture. The tender offer will expire at 12:00 midnight, New York City time, on August 28, 2013, unless extended or earlier terminated.
Senior Unsecured Notes Offering
On July 30, 2013, the Authority announced a proposed offering of senior unsecured notes due 2021 (the “2013 Senior Unsecured Notes”) and, on August 6, 2013, the Authority announced that it will issue at par $500.0 million in aggregate principal amount of the 2013 Senior Unsecured Notes. The 2013 Senior Unsecured Notes will bear interest at a fixed rate of 9.75% per annum, payable semi-annually, in cash and in arrears on March 1st and September 1st, commencing March 1, 2014. The 2013 Senior Unsecured Notes will mature on September 1, 2021. The Authority anticipates using the net proceeds from the issuance of the 2013 Senior Unsecured Notes, together with borrowings under its Bank Credit Facility, to finance the repurchase or redemption of all of its outstanding 2012 Third Lien Notes, to repurchase other of its outstanding indebtedness and to pay related fees and expenses.

The 2013 Senior Unsecured Notes will be senior unsecured obligations of the Authority and will be fully and unconditionally guaranteed, jointly and severally, by the Guarantors. The offering is expected to close on August 15, 2013, subject to customary conditions.

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
Mohegan Sun
In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on a 185-acre site on the Tribe's reservation overlooking the Thames River with direct access from Interstate 395 and Connecticut Route 2A. Mohegan Sun is approximately 125 miles from New York City, New York, and approximately 100 miles from Boston, Massachusetts. In 2002, we completed a major expansion of Mohegan Sun known as Project Sunburst, which included increased gaming, restaurant and retail space, an entertainment arena, an approximately 1,200-room luxury Sky Hotel Tower and approximately 100,000 square feet of convention space. In 2007, we opened Sunrise Square, and, in 2008, we opened Casino of the Wind, both components of Mohegan Sun's Project Horizon expansion.
Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:
Casino of the Earth
As of June 30, 2013, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 2,925 slot machines and 160 table games, including blackjack, roulette and craps;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

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

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars; and

•	the Wolf Den, an approximately 10,000-square-foot, 400-seat lounge featuring live entertainment seven days a week.
Casino of the Sky
As of June 30, 2013, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,045 slot machines and 100 table games, including blackjack, roulette and craps;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, a 24-hour coffee shop and three lounges and bars, all operated by us, as well as five full-service restaurants, three quick-service restaurants and a multi-station food court operated by third-parties, for a total restaurant seating of approximately 2,285;

•	The Shops at Mohegan Sun containing 31 retail shops, seven of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Landsdowne Irish Pub and Music House, Ultra 88 nightclub and Vista Lounge, operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	Glo at the Pool, a nightlife entertainment venue operated by us;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.
Casino of the Wind
As of June 30, 2013, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 560 slot machines, 25 table games, including blackjack, roulette and craps, and a 42-table themed poker room;

•
food and beverage amenities, including: a two-level, 16,000-square-foot Jimmy Buffett's Margaritaville Restaurant and a casual dining restaurant operated by third-parties, for a total restaurant seating of approximately 475;

•	Mist, a nightlife entertainment venue operated by us; and

•	a retail shop operated by a third-party.
Mohegan Sun offers parking for approximately 13,000 patrons and 3,900 employees. We also operate an approximately 3,600-square-foot, 20-pump gasoline and convenience center for patrons, as well as a 10-pump gasoline center for employees, both located adjacent to Mohegan Sun. In addition, Mohegan Sun is a CT Lottery retailer.
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
Mohegan Sun at Pocono Downs currently operates in an approximately 400,000-square-foot facility, which includes the following as of June 30, 2013:

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
Project Sunlight

In July 2012, Mohegan Sun at Pocono Downs broke ground on Project Sunlight, an estimated $50 million hotel expansion project to be located adjacent to the Mohegan Sun at Pocono Downs casino. This expansion will include a 238-room hotel and an approximately 20,000-square-foot convention center. The hotel will include a combination of standard guest rooms and suites and feature rooms with exclusive views of the race track, as well as a fitness center, an indoor pool and spa and a bistro serving breakfast and light fare. A new porte-cochere also is being added for additional guest convenience. The convention center will be located adjacent to the hotel and will be able to accommodate a number of different sized groups up to 800 for seated banquets. This space also can be converted into a 1,500-seat concert venue. The hotel and convention center is being developed and built by Downs Lodging, LLC, or Downs Lodging, our wholly-owned unrestricted subsidiary. Project Sunlight is being funded through a combination of a $45 million non-recourse term loan obtained by Downs Lodging and a $5 million investment by us. Project Sunlight is expected to be completed by the end of 2013.

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

Results of Operations
Summary Operating Results
As of June 30, 2013, we own and operate, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise, and the Mohegan Sun Country Club at Pautipaug, or collectively, the Connecticut facilities, and the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise and the Mohegan Sun Country Club at Pautipaug are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania facilities.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$266,699	$264,876	$1,823	0.7%	$772,571	$811,838	$(39,267)	(4.8)%
Mohegan Sun at Pocono Downs	77,228	79,560	(2,332)	(2.9)%	221,155	235,628	(14,473)	(6.1)%
Corporate and other	318	—	318	100.0%	969	—	969	100.0%
Total	$344,245	$344,436	$(191)	(0.1)%	$994,695	$1,047,466	$(52,771)	(5.0)%
Income (loss) from operations:
Mohegan Sun	$57,396	$44,801	$12,595	28.1%	$158,654	$148,424	$10,230	6.9%
Mohegan Sun at Pocono Downs	12,435	10,716	1,719	16.0%	32,441	31,660	781	2.5%
Corporate and other	(5,644)	(4,681)	(963)	20.6%	(18,743)	(12,748)	(5,995)	47.0%
Total	$64,187	$50,836	$13,351	26.3%	$172,352	$167,336	$5,016	3.0%
Net income attributable to Mohegan Tribal Gaming Authority	$22,297	$9,361	$12,936	138.2%	$45,462	$48,455	$(2,993)	(6.2)%
Operating margin:
Mohegan Sun	21.5%	16.9%	4.6%	27.2%	20.5%	18.3%	2.2%	12.0%
Mohegan Sun at Pocono Downs	16.1%	13.5%	2.6%	19.3%	14.7%	13.4%	1.3%	9.7%
Total	18.6%	14.8%	3.8%	25.7%	17.3%	16.0%	1.3%	8.1%

The most significant factors and trends that we believe impacted our operating performance were as follows:

•	a weak regional economic environment and its related impact on consumer discretionary spending;

•	an increasingly competitive environment;

•	workforce reductions and other cost saving initiatives implemented in September 2012 at Mohegan Sun and March 2013 at Mohegan Sun at Pocono Downs;

•	continued changes in operations designed to improve profitability;

•	continued focus on managing expenses and enhancing operating efficiencies;

•	higher table games hold percentage;

•	unfavorable weather conditions in the nine months ended June 30, 2013;

•	higher interest expense in the nine months ended June 30, 2013; and

•	a $14.3 million non-operating loss on early exchange of debt in March 2012.

Net revenues for the three months ended June 30, 2013 compared to the same period in the prior year were relatively flat reflecting lower slot revenues, partially offset by higher table game revenues and improved non-gaming results. Net revenues for the nine months ended June 30, 2013 compared to the same period in the prior year declined primarily due to lower slot revenues.
Income from operations for the three months and nine months ended June 30, 2013 compared to the same periods in the prior year increased primarily as a result of lower operating costs and expenses resulting, in part, from our workforce reductions and other cost saving initiatives, as well as overall changes in our operations designed to improve profitability and our continued focus on managing expenses and enhancing operating efficiencies. These results were partially offset by the reductions in net revenues and higher Corporate expenses.
Net income attributable to the Authority for the three months ended June 30, 2013 compared to the same period in the prior year increased primarily due to the growth in income from operations. Net income attributable to the Authority for the nine months ended June 30, 2013 compared to the same period in the prior year declined primarily as a result of higher interest expense. These results were partially offset by the non-recurring loss on early exchange of debt and the increase in income from operations.
Mohegan Sun
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Gaming	$232,161	$232,346	$(185)	(0.1)%	$677,280	$718,109	$(40,829)	(5.7)%
Food and beverage	15,341	16,163	(822)	(5.1)%	44,288	49,827	(5,539)	(11.1)%
Hotel	10,318	10,152	166	1.6%	30,363	29,524	839	2.8%
Retail, entertainment and other	29,615	27,620	1,995	7.2%	77,137	76,265	872	1.1%
Total	$287,435	$286,281	$1,154	0.4%	$829,068	$873,725	$(44,657)	(5.1)%
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012
Gaming	80.8%	81.2%	81.7%	82.2%
Food and beverage	5.3%	5.6%	5.3%	5.7%
Hotel	3.6%	3.5%	3.7%	3.4%
Retail, entertainment and other	10.3%	9.7%	9.3%	8.7%
Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Slots:
Handle	$1,923,281	$2,010,037	$(86,756)	(4.3)%	$5,532,262	$6,086,090	$(553,828)	(9.1)%
Gross revenues	$158,129	$165,224	$(7,095)	(4.3)%	$457,779	$504,095	$(46,316)	(9.2)%
Net revenues	$152,086	$158,761	$(6,675)	(4.2)%	$439,721	$484,002	$(44,281)	(9.1)%
Free promotional slot plays (1)	$17,624	$18,236	$(612)	(3.4)%	$46,419	$46,476	$(57)	(0.1)%
Weighted average number of machines (in units)	5,530	5,953	(423)	(7.1)%	5,560	6,085	(525)	(8.6)%
Hold percentage (gross)	8.2%	8.2%	—	—	8.3%	8.3%	—	—
Win per unit per day (gross) (in dollars)	$314	$305	$9	3.0%	$302	$302	—	—
Table games:
Drop	$467,768	$469,276	$(1,508)	(0.3)%	$1,369,217	$1,448,202	$(78,985)	(5.5)%
Revenues	$76,176	$69,150	$7,026	10.2%	$225,573	$220,047	$5,526	2.5%
Weighted average number of games (in units)	284	314	(30)	(9.6)%	286	314	(28)	(8.9)%
Hold percentage (2)	16.3%	14.7%	1.6%	10.9%	16.5%	15.2%	1.3%	8.6%
Win per unit per day (in dollars)	$2,944	$2,421	$523	21.6%	$2,893	$2,560	$333	13.0%
Poker:
Revenues	$2,314	$2,627	$(313)	(11.9)%	$7,459	$8,705	$(1,246)	(14.3)%
Weighted average number of tables (in units)	42	42	—	—	42	42	—	—
Revenue per unit per day (in dollars)	$606	$687	$(81)	(11.8)%	$651	$756	$(105)	(13.9)%
__________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months and nine months ended June 30, 2013 compared to the same periods in the prior year declined primarily as a result of lower slot revenues. The reductions in slot revenues were due to lower business volumes which we believe was primarily driven by a weak regional economic environment and its related impact on consumer discretionary spending, combined with the impact of competition. We believe the decline in business volumes for the nine months ended June 30, 2013 also reflected changes in our operations designed to improve profitability and unfavorable weather conditions. The reductions in slot revenues were partially offset by increased table game revenues which benefited from higher table games hold percentage.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Meals served	708	809	(101)	(12.5)%	2,047	2,413	(366)	(15.2)%
Average price per meal served (in dollars)	$16.38	$16.08	$0.30	1.9%	$16.26	$16.37	$(0.11)	(0.7)%

Food and beverage revenues for the three months and nine months ended June 30, 2013 compared to the same periods in the prior year decreased primarily due to the declines in meals served. The declines in meals served reflected changes in our operations designed to improve profitability, including the replacement of a Mohegan Sun-owned food and beverage outlet with a third-party operator.

The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Rooms occupied	104	103	1	1.0%	310	308	2	0.6%
Occupancy rate	96.7%	96.3%	0.4%	0.4%	96.5%	95.8%	0.7%	0.7%
Average daily room rate (in dollars)	$95	$93	2	2.2%	$94	$91	$3	3.3%
Revenue per available room (in dollars)	$92	$89	3	3.4%	$90	$87	$3	3.4%

Hotel revenues for the three months and nine months ended June 30, 2013 compared to the same periods in the prior year increased primarily as a result of an increase in hotel occupancy by higher paying transient guests.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Arena events (in events)	26	38	(12)	(31.6)%	71	91	(20)	(22.0)%
Arena tickets	174	229	(55)	(24.0)%	451	529	(78)	(14.7)%
Average price per Arena ticket (in dollars)	$61.45	$42.23	$19.22	45.5%	$56.20	$45.12	$11.08	24.6%

Retail, entertainment and other revenues for the three months and nine months ended June 30, 2013 compared to the same periods in the prior year increased primarily due to higher entertainment revenues resulting from the increases in average price per Arena ticket. The increases in average price per Arena ticket reflected an increase in the number of headliner shows held at the Mohegan Sun Arena.

Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Food and beverage	$6,008	$6,498	$(490)	(7.5)%	$16,452	$19,988	$(3,536)	(17.7)%
Hotel	3,305	3,411	(106)	(3.1)%	10,238	10,434	(196)	(1.9)%
Retail, entertainment and other	11,423	11,496	(73)	(0.6)%	29,807	31,465	(1,658)	(5.3)%
Total	$20,736	$21,405	$(669)	(3.1)%	$56,497	$61,887	$(5,390)	(8.7)%
The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Food and beverage	$5,926	$6,350	$(424)	(6.7)%	$16,575	$19,679	$(3,104)	(15.8)%
Hotel	1,735	1,811	(76)	(4.2)%	5,361	5,716	(355)	(6.2)%
Retail, entertainment and other	10,038	10,267	(229)	(2.2)%	27,734	28,844	(1,110)	(3.8)%
Total	$17,699	$18,428	$(729)	(4.0)%	$49,670	$54,239	$(4,569)	(8.4)%

Promotional allowances for the three months and nine months ended June 30, 2013 compared to the same periods in the prior year decreased primarily due to the declines in gaming revenues resulting in lower redemptions under the Player's Club program.

Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Gaming	$127,898	$138,387	$(10,489)	(7.6)%	$374,426	$419,690	$(45,264)	(10.8)%
Food and beverage	8,229	8,970	(741)	(8.3)%	25,226	27,139	(1,913)	(7.0)%
Hotel	3,743	3,658	85	2.3%	10,674	10,703	(29)	(0.3)%
Retail, entertainment and other	11,550	10,291	1,259	12.2%	30,447	28,957	1,490	5.1%
Advertising, general and administrative	40,489	41,045	(556)	(1.4)%	121,651	124,623	(2,972)	(2.4)%
Depreciation and amortization	17,268	17,706	(438)	(2.5)%	51,380	52,266	(886)	(1.7)%
Loss on disposition of assets	126	18	108	600.0%	259	36	223	619.4%
Severance (1)	—	—	—	—	(146)	—	(146)	(100.0)%
Total	$209,303	$220,075	$(10,772)	(4.9)%	$613,917	$663,414	$(49,497)	(7.5)%
__________

(1)	Workforce reduction severance.

Gaming costs and expenses for the three months and nine months ended June 30, 2013 compared to the same periods in the prior year decreased primarily as a result of lower combined slot win and free promotional slot play contribution expenses commensurate with the declines in slot revenues, combined with reduced payroll costs resulting from our September 2012 workforce reduction. The reductions in gaming costs and expenses also resulted from changes in our operations designed to improve profitability, including lower casino marketing and promotional expenditures. In addition, the decline in gaming costs and expenses for the nine months ended June 30, 2013 reflected lower costs related to Player's Club point redemptions at Mohegan Sun-owned facilities. Expenses associated with the combined slot win and free promotional slot play contributions totaled $40.2 million and $115.1 million for the three months and nine months ended June 30, 2013, respectively, and $43.6 million and $130.4 million for the three months and nine months ended June 30, 2012, respectively. Gaming costs and expenses as a percentage of gaming revenues were 55.1% and 55.3% for the three months and nine months ended June 30, 2013, respectively, and 59.6% and 58.4% for the three months and nine months ended June 30, 2012, respectively.
Food and beverage costs and expenses for the three months and nine months ended June 30, 2013 compared to the same periods in the prior year declined primarily due to lower payroll costs and cost of goods sold reflecting our workforce reduction and other cost saving initiatives implemented in September 2012, including the replacement of a Mohegan Sun-owned food and beverage outlet with a third-party operator. These results were partially offset by reduced use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the three months ended June 30, 2013 compared to the same period in the prior year increased slightly as a result of reduced use of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses. Hotel costs and expenses for the nine months ended June 30, 2013 compared to the same period in the prior year were relatively flat.
Retail, entertainment and other costs and expenses for the three months and nine months ended June 30, 2013 compared to the same periods in the prior year increased primarily due to higher direct entertainment costs reflecting an increase in the number of headliner shows held at the Mohegan Sun Arena, combined with increased cost of goods sold for gasoline as a result of an increase in patronage at the Mohegan Sun gasoline and convenience center. These results were partially offset by lower Arena expenses due to the reduction in the overall number of events held at the Mohegan Sun Arena. The increase in retail, entertainment and other costs and expenses for the nine months ended June 30, 2013 also resulted from reduced use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs being allocated to gaming costs and expenses.
Advertising, general and administrative costs and expenses for the three months and nine months ended June 30, 2013 compared to the same periods in the prior year declined primarily as a result of lower payroll costs and certain other expenditures, reflecting, in part, our workforce reduction and other cost saving initiatives implemented in September 2012. The decline in advertising, general and administrative costs and expenses for the nine months ended June 30, 2013 also reflected non-recurring costs related to Mohegan Sun's 15th anniversary festivities for casino patrons in the first quarter of fiscal 2012.

Mohegan Sun at Pocono Downs
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Gaming	$72,421	$74,747	$(2,326)	(3.1)%	$208,322	$222,644	$(14,322)	(6.4)%
Food and beverage	7,059	6,537	522	8.0%	19,116	18,800	316	1.7%
Retail, entertainment and other	2,398	2,326	72	3.1%	6,356	6,193	163	2.6%
Total	$81,878	$83,610	$(1,732)	(2.1)%	$233,794	$247,637	$(13,843)	(5.6)%

The following table summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012
Gaming	88.5%	89.4%	89.1%	89.9%
Food and beverage	8.6%	7.8%	8.2%	7.6%
Retail, entertainment and other	2.9%	2.8%	2.7%	2.5%
Total	100.0%	100.0%	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Slots:
Handle	$774,897	$743,645	$31,252	4.2%	$2,181,982	$2,235,962	$(53,980)	(2.4)%
Gross revenues	$56,600	$59,696	$(3,096)	(5.2)%	$165,101	$178,653	$(13,552)	(7.6)%
Net revenues	$56,575	$59,667	$(3,092)	(5.2)%	$165,068	$178,618	$(13,550)	(7.6)%
Free promotional slot plays (1)	$23,327	$15,324	$8,003	52.2%	$58,243	$46,508	$11,735	25.2%
Weighted average number of machines (in units)	2,332	2,332	—	—	2,332	2,332	—	—
Hold percentage (gross)	7.3%	8.0%	(0.7)%	(8.8)%	7.6%	8.0%	(0.4)%	(5.0)%
Win per unit per day (gross) (in dollars)	$267	$281	$(14)	(5.0)%	$259	$280	$(21)	(7.5)%
Table games:
Drop	$51,437	$50,927	$510	1.0%	$144,576	$161,480	$(16,904)	(10.5)%
Revenues	$10,048	$9,246	$802	8.7%	$28,855	$29,216	$(361)	(1.2)%
Weighted average number of games (in units)	66	66	—	—	66	66	—	—
Hold percentage (2)	19.5%	18.2%	1.3%	7.1%	20.0%	18.1%	1.9%	10.5%
Win per unit per day (in dollars)	$1,673	$1,540	$133	8.6%	$1,601	$1,615	$(14)	(0.9)%
Poker:
Revenues	$900	$871	$29	3.3%	$3,102	$2,891	$211	7.3%
Weighted average number of tables (in units)	18	18	—	—	18	18	—	—
Revenue per unit per day (in dollars)	$549	$531	$18	3.4%	$631	$586	$45	7.7%
_______

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months and nine months ended June 30, 2013 compared to the same periods in the prior year declined primarily as a result of lower slot revenues. We believe the reductions in slot revenues reflected a weak regional economic environment due, in part, to recent increases in payroll and local property taxes, combined with construction disruptions associated with our hotel and convention center expansion. In addition, we believe the decline in gaming revenues for the nine months ended June 30, 2013 reflected changes in our operations designed to improve profitability and unfavorable weather conditions. Gaming revenues for the three months and nine months ended June 30, 2013 compared to the same periods in the prior year benefited from higher table games hold percentage.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Meals served	209	186	23	12.4%	534	546	(12)	(2.2)%
Average price per meal served (in dollars)	$15.84	$15.98	$(0.14)	(0.9)%	$16.49	$15.67	$0.82	5.2%
Food and beverage revenues for the three months ended June 30, 2013 compared to the same period in the prior year increased as a result of strong patron response to our promotional offers. Food and beverage revenues for the nine months ended June 30, 2013 compared to the same period in the prior year increased primarily due to changes in our operations designed to improve profitability.
Retail, entertainment and other revenues for the three months and nine months ended June 30, 2013 compared to the same periods in the prior year increased primarily as a result of higher sponsorship revenues and ATM commissions.
Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Food and beverage	$4,245	$3,608	$637	17.7%	$11,351	$10,729	$622	5.8%
Retail and entertainment	405	442	(37)	(8.4)%	1,288	1,280	8	0.6%
Total	$4,650	$4,050	$600	14.8%	$12,639	$12,009	$630	5.2%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Food and beverage	$2,917	$2,786	$131	4.7%	$8,225	$8,165	$60	0.7%
Retail and entertainment	404	533	(129)	(24.2)%	1,388	1,492	(104)	(7.0)%
Total	$3,321	$3,319	$2	0.1%	$9,613	$9,657	$(44)	(0.5)%

Promotional allowances for the three months and nine months ended June 30, 2013 compared to the same periods in the prior year increased due to higher food and beverage promotional offers designed to drive increased patron visitation.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Gaming	$51,639	$54,632	$(2,993)	(5.5)%	$150,983	$162,327	$(11,344)	(7.0)%
Food and beverage	2,002	2,270	(268)	(11.8)%	5,809	6,216	(407)	(6.5)%
Retail, entertainment and other	308	287	21	7.3%	867	862	5	0.6%
Advertising, general and administrative	7,549	7,685	(136)	(1.8)%	21,620	22,563	(943)	(4.2)%
Depreciation and amortization	3,053	3,957	(904)	(22.8)%	8,997	11,716	(2,719)	(23.2)%
Loss on disposition of assets	18	13	5	38.5%	18	284	(266)	(93.7)%
Severance (1)	51	—	51	100.0%	175	—	175	100.0%
Pre-opening	173	—	173	100.0%	245	—	245	100.0%
Total	$64,793	$68,844	$(4,051)	(5.9)%	$188,714	$203,968	$(15,254)	(7.5)%
__________

(1)	Workforce reduction severance.
Gaming costs and expenses for the three months and nine months ended June 30, 2013 compared to the same periods in the prior year declined primarily due to lower Pennsylvania slot machine tax expenses commensurate with the reductions in slot revenues. The declines in gaming costs and expenses also reflected lower Pennsylvania regulatory fees resulting from a temporary suspension of this assessment in May and June 2013, as well as reduced Pennsylvania table game tax expenses primarily due to a reduction in the Pennsylvania table game tax rate. During the initial two years of operation, the Pennsylvania table game tax was 14%, plus 2% in local share assessments. Following the initial two years of operation, the Pennsylvania table game tax was reduced to 12%, plus the 2% local share assessments. Mohegan Sun at Pocono Downs concluded its initial two years of table game operations on July 13, 2012. In addition, the reductions in gaming costs and expenses resulted from changes in our operations designed to improve profitability. Expenses associated with the Pennsylvania slot machine tax totaled $31.8 million and $93.0 million for the three months and nine months ended June 30, 2013, respectively, and $33.5 million and $100.8 million for the three months and nine months ended June 30, 2012, respectively. Expenses associated with the Pennsylvania table game tax totaled $1.6 million and $4.5 million for the three months and nine months ended June 30, 2013, respectively, and $1.6 million and $5.2 million for the three months and nine months ended June 30, 2012, respectively. Gaming costs and expenses as a percentage of gaming revenues were 71.3% and 72.5% for the three months and nine months ended June 30, 2013, respectively, and 73.1% and 72.9% for the three months and nine months ended June 30, 2012, respectively.
Food and beverage costs and expenses for the three months and nine months ended June 30, 2013 compared to the same periods in the prior year decreased primarily as a result of lower payroll costs, combined with increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the three months ended June 30, 2013 compared to the same period in the prior year increased primarily due to reduced use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs being allocated to gaming costs and expenses. Retail, entertainment and other costs and expenses for the nine months ended June 30, 2013 compared to the same period in the prior year were relatively flat.
Advertising, general and administrative costs and expenses for the three months and nine months ended June 30, 2013 compared to the same periods in the prior year declined primarily due to lower insurance costs, combined with our continued focus on managing expenses.
Depreciation and amortization expenses for the three months and nine months ended June 30, 2013 compared to the same periods in the prior year decreased primarily as a result of fully depreciated assets related to the Phase II facility.
Severance for the three months and nine months ended June 30, 2013 resulted from the charges related to our March 2013 workforce reduction plan. We do not anticipate incurring any additional severance charges in connection with this workforce reduction, other than charges that may arise from adjustments to the initial estimates utilized under the plan. Cash payments commenced in March 2013 and are anticipated to be completed in August 2013.
Pre-opening costs and expenses for the three months and nine months ended June 30, 2013 were comprised of personnel costs associated with the introduction of our hotel and convention center operations which are expected to commence by the end of 2013.
Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Corporate and other:
Gross revenues	$333	$—	$333	100.0%	$1,028	$—	$1,028	100.0%
Less-Promotional allowances	15	—	15	100.0%	59	—	59	100.0%
Net revenues	$318	$—	$318	100.0%	$969	$—	$969	100.0%

Expenses	$5,933	$4,651	$1,282	27.6%	$19,624	$12,653	$6,971	55.1%
Depreciation	29	30	(1)	(3.3)%	88	95	(7)	(7.4)%
Total expenses	$5,962	$4,681	$1,281	27.4%	$19,712	$12,748	$6,964	54.6%
Corporate and other revenues for the three months and nine months ended June 30, 2013 primarily represent management fees earned and reimbursable expenses incurred by Mohegan Gaming Advisors, LLC, our wholly-owned unrestricted subsidiary, and its subsidiaries, which entered into a joint venture and management arrangement with the owner of Resorts Casino Hotel in July 2012.
Corporate and other expenses for the three months and nine months ended June 30, 2013 compared to the same periods in the prior year increased primarily as a result of higher professional and development related expenditures, including expenditures associated with our pursuit of a Massachusetts casino license.
Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2013	2012	Variance	Percentage Variance	2013	2012	Variance	Percentage Variance
Accretion of discount to the relinquishment liability (1)	$(1,243)	$(2,062)	$819	(39.7)%	$(3,730)	$(6,186)	$2,456	(39.7)%
Interest income (2)	1,533	1,842	(309)	(16.8)%	4,421	3,559	862	24.2%
Interest expense, net of capitalized interest	(42,379)	(41,581)	(798)	1.9%	(128,213)	(103,047)	(25,166)	24.4%
Loss on early exchange of debt (3)	—	(17)	17	(100.0)%	(403)	(14,323)	13,920	(97.2)%
Other income (expense), net (4)	53	7	46	657.1%	(1,732)	(31)	(1,701)	5,487.1%
Total other expense	$(42,036)	$(41,811)	$(225)	0.5%	$(129,657)	$(120,028)	$(9,629)	8.0%
___________

(1)	Reflects accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Primarily represents interest earned on long-term receivables.

(3)	Represents financing fees written-off in connection with our March 2012 refinancing transactions.

(4)	Primarily represents loss from unconsolidated affiliates.

Interest expense for the three months and nine months ended June 30, 2013 compared to the same periods in the prior year increased primarily as a result of higher weighted average interest rate. Weighted average interest rate was 10.1% for each of the three months and nine months ended June 30, 2013, compared to 9.9% and 8.4% for the three months and nine months ended June 30, 2012, respectively. Weighted average outstanding debt was $1.70 billion and $1.71 billion for the three months and nine months ended June 30, 2013, respectively, compared to $1.67 billion and $1.65 billion for the three months and nine months ended June 30, 2012, respectively.

Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun at Pocono Downs during the months of May through August. Accordingly, our results of operations for the three months and nine months ended June 30, 2013 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Nine Months Ended June 30,
	2013	2012	Variance	Percentage Variance
Net cash provided by operating activities	$85,609	$144,291	$(58,682)	(40.7)%
Net cash used in investing activities	(23,862)	(38,700)	14,838	(38.3)%
Net cash used in financing activities	(95,540)	(97,235)	1,695	(1.7)%
Net increase (decrease) in cash and cash equivalents	$(33,793)	$8,356	$(42,149)	(504.4)%
As of June 30, 2013 and September 30, 2012, we held cash and cash equivalents of $80.3 million and $114.1 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts and relinquishment liability reassessments. The decline in cash provided by operating activities for the nine months ended June 30, 2013 compared to the same period in the prior year resulted from higher working capital requirements, including interest and workforce reduction related severance payments, combined with lower net income after adjustments for non-cash items.

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
The decline in cash used in investing activities for the nine months ended June 30, 2013 compared to the same period in the prior year was primarily attributable to lower capital expenditures after factoring in the decease in restricted cash. The decrease in cash used in financing activities for the nine months ended June 30, 2013 compared to the same period in the prior year was primarily driven by lower payments of financing fees and distributions to the Tribe. These results were partially offset by a reduction in net borrowings.
Cost Saving Initiatives

In September 2012, we implemented a workforce reduction and other cost saving initiatives at Mohegan Sun, including changes to the slot mix on the gaming floor, modifications to employee medical benefits and the replacement of a Mohegan Sun-owned food and beverage outlet with a third-party operator. The resulting labor and operating cost savings for fiscal 2013 are forecasted to be at least $25.0 million. In addition, in March 2013, we implemented a number of cost saving initiatives at Mohegan Sun at Pocono Downs. The resulting labor and operating cost savings for fiscal 2013 are currently forecasted to be at least $4 million, while annual labor and operating cost savings are forecasted to be at least $7 million. We estimated that these cost saving initiatives yielded consolidated labor and operating cost savings totaling approximately $21 million for the nine months ended June 30, 2013.
External Sources of Liquidity

Bank Credit Facilities

First Lien, First Out Credit Facility

On March 6, 2012, we entered into a fourth amended and restated bank credit facility providing for a $400.0 million term loan and a revolving loan with letter of credit and borrowing capacity of up to $75.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent, or the bank credit facility. Principal outstanding on the term loan under the bank credit facility is to be repaid at a rate of $1.0 million per quarter. The bank credit facility matures on March 31, 2015, upon which date all outstanding balances are payable in full. As of June 30, 2013, there were $394.0 million in term loans and no revolving loans outstanding under the bank credit facility. As of June 30, 2013, letters of credit issued under the bank credit facility totaled $3.4 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements, we had approximately $71.6 million of borrowing capacity under the bank credit facility as of June 30, 2013.
Borrowings under the bank credit facility incur interest as follows: (i) for base rate revolving loans, base rate plus an applicable margin based on a leverage-based pricing grid between 2.25% and 3.25%; (ii) for Eurodollar rate revolving loans, the applicable LIBOR rate plus an applicable margin based on a leverage-based pricing grid between 3.50% and 4.50%; (iii) for base rate term loans, base rate plus an applicable margin equal to 3.25%; and (iv) for Eurodollar rate term loans, the applicable LIBOR rate plus 4.50%. For Eurodollar rate term loans, LIBOR is subject to a 1.0% floor. There also is a fee of between 0.25% and 0.50%, based on a leverage-based pricing grid, charged on unused revolving commitments. Interest on Eurodollar rate loans is payable at the end of each applicable interest period for periods of three months or less and for loans of more than three months, each March, June, September or December that occurs after the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. As of June 30, 2013, the $394.0 million in term loans outstanding were based on the Eurodollar rate floor of 1.0% plus an applicable margin of 4.50%. The applicable margin for commitment fees was 0.50% as of June 30, 2013.

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

The bank credit facility contains negative covenants applicable to us and the guarantors, including negative covenants governing incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions, mergers or consolidations and capital expenditures. Additionally, the bank credit facility includes financial maintenance covenants pertaining to total leverage, senior leverage and minimum fixed charge coverage. The levels of these covenants as of June 30, 2013 through the remaining term of the bank credit facility are as follows:

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

Maximum senior leverage ratio covenant, or ratio of total debt outstanding under the bank credit facility to annualized EBITDA, as such terms are defined under the bank credit facility:

Fiscal Quarters Ending:
June 30, 2013 and thereafter	1.75:1.00
Minimum fixed charge coverage ratio covenant, as defined under the bank credit facility:

Fiscal Quarters Ending:
June 30, 2013 and thereafter	1.05:1.00
As of June 30, 2013, we and the Tribe were in compliance with all respective covenant requirements under the bank credit facility.

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

Loans under the term loan facility incur interest as follows: (i) for base rate loans, base rate plus 6.50% per annum and (ii) for Eurodollar rate loans, LIBOR plus 7.50% per annum. In all cases, LIBOR is subject to a 1.50% floor. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or every quarter in arrears, if an interest period exceeds three months. Interest on base rate loans is payable quarterly in arrears. As of June 30, 2013, we had a $225.0 million Eurodollar rate loan outstanding, which was based on the Eurodollar rate floor of 1.50% plus an applicable margin of 7.50%.

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
As of June 30, 2013, we and the Tribe were in compliance with all respective covenant requirements under the term loan facility.
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

On March 6, 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2009 second lien notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2009 second lien notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2009 second lien notes tendered and exchanged was $199.8 million. An aggregate principal amount of $200,000 of 2009 second lien notes remains outstanding as of June 30, 2013.

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
On March 6, 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2004 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 senior subordinated notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 senior subordinated notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million of the 2004 senior subordinated notes remains outstanding as of June 30, 2013.

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

On March 6, 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2005 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 senior subordinated notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 senior subordinated notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million of the 2005 senior subordinated notes remains outstanding as of June 30, 2013.

2012 11% Senior Subordinated Notes

On March 6, 2012, we issued $344.2 million senior subordinated toggle notes with fixed interest payable at a rate of 11% per annum, or the 2012 senior subordinated notes, in exchange for $203.8 million of 2004 senior subordinated notes and $140.3 million of 2005 senior subordinated notes. The 2012 senior subordinated notes mature on September 15, 2018. We may redeem the 2012 senior subordinated notes, in whole or in part, at any time, at a price equal to 100% of the principal amount plus accrued interest. If a change of control of us occurs, we must offer to repurchase the 2012 senior subordinated notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if we undertake certain types of asset sales or suffers events of loss, and we do not use the related sale or insurance proceeds for specified purposes, we may be required to offer to repurchase the 2012 senior subordinated notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 senior subordinated notes is payable semi-annually on March 15th and September 15th, commencing September 15, 2012. The initial interest payment on the 2012 senior subordinated notes was payable entirely in cash. For any subsequent interest payment period through March 15, 2018, we may, at our option, elect to pay interest on the 2012 senior subordinated notes either entirely in cash or by paying up to 2% in 2012 senior subordinated notes, or PIK interest. If we elect to pay PIK interest, such election will increase the principal amount of the 2012 senior subordinated notes in an amount equal to the amount of PIK interest for the applicable interest payment period to holders of 2012 senior subordinated notes on the relevant record date.

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

As of June 30, 2013, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
We or our affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and our liquidity and covenant requirement restrictions, among other factors.
Line of Credit
As of June 30, 2013, we had a $16.5 million revolving credit facility with Bank of America, N.A., or the line of credit. The line of credit matures on March 31, 2015. Pursuant to provisions of the bank credit facility, the line of credit may be replaced by an autoborrow loan governed by the terms of an autoborrow agreement described in the bank credit facility. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. As of June 30, 2013, no amount was drawn on the line of credit. The line of credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the bank credit facility. As of June 30, 2013, we were in compliance with all covenant requirements under the line of credit and had $16.5 million of borrowing capacity thereunder.
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
Mohegan Tribe Credit Facility

In March 2012, the Tribe extended a revolving credit facility issued to Salishan-Mohegan with a borrowing capacity of $1.45 million, or the Mohegan Tribe credit facility. The Mohegan Tribe credit facility matures on September 30, 2013. The Mohegan Tribe credit facility accrues interest at an annual rate of 15.0% payable at maturity. Principal outstanding under the Mohegan Tribe credit facility amortizes at a rate of $362,500 per quarter, commencing December 31, 2012. As of June 30, 2013, the Mohegan Tribe credit facility was fully drawn.
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

Downs Lodging Credit Facility

In July 2012, Downs Lodging, a single purpose entity and our wholly-owned unrestricted subsidiary, entered into a credit agreement providing for a $45.0 million term loan, or the Downs Lodging credit facility, from a third-party lender. The proceeds of the Downs Lodging credit facility will be used by Downs Lodging to finance Project Sunlight, a hotel and convention center expansion project being developed and built by Downs Lodging at Mohegan Sun at Pocono Downs. The Downs Lodging credit facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging credit facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging credit facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging credit facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of June 30, 2013, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging credit facility.

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
Capital Expenditures
The following table presents data related to capital expenditures (in millions, including capitalized interest):

	Capital Expenditures
	Nine Months Ended	Remaining Forecasted	Total Forecasted
	June 30, 2013	Fiscal Year 2013	Fiscal Year 2013
Mohegan Sun:
Maintenance	$13.0	$12.7	$25.7
Development	3.8	0.1	3.9
Subtotal	16.8	12.8	29.6
Mohegan Sun at Pocono Downs:
Maintenance	3.0	1.9	4.9
Expansion	0.3	0.3	0.6
Subtotal	3.3	2.2	5.5
Corporate:
Expansion - Project Sunlight	22.4	13.0	35.4
Development	0.7	—	0.7
Subtotal	23.1	13.0	36.1
Total	$43.2	$28.0	$71.2

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

Interest Expense
The following table presents our interest expense (in thousands, net of capitalized interest):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012
Bank credit facility	$5,619	$5,664	$16,896	$16,011
Term loan facility, includes accretion of discount	5,367	5,340	16,081	6,874
2009 11 1/2% second lien senior secured notes, includes accretion of discount	6	6	18	10,221
2012 11 1/2% second lien senior secured notes, includes accretion of discount	5,953	5,927	17,839	7,572
2012 10 1/2% third lien senior secured notes	10,967	10,967	32,899	14,013
2005 6 1/8% senior unsecured notes	—	242	402	6,902
2002 8% senior subordinated notes	—	—	—	8,980
2004 7 1/8% senior subordinated notes	377	377	1,171	7,384
2005 6 7/8% senior subordinated notes	166	166	525	4,652
2012 11 % senior subordinated notes	9,465	9,465	28,396	12,094
Line of credit	—	—	6	95
Salishan-Mohegan bank credit facility (Salishan-Mohegan)	—	—	—	250
2009 Mohegan Tribe promissory note (Salishan-Mohegan)	167	281	623	997
2012 Mohegan Tribe Minor's Trust promissory note (Salishan-Mohegan)	473	497	1,456	508
Mohegan Tribe credit facility (Salishan-Mohegan)	27	54	121	147
2013 Mohegan Tribe promissory note (Salishan-Mohegan)	73	—	76	—
Downs Lodging credit facility (Downs Lodging)	1,557	—	4,671	—
Capital leases	94	178	314	278
Amortization of net deferred gain on settlement of derivative instruments	(18)	(23)	(66)	(231)
Amortization of debt issuance costs	2,670	2,440	7,852	6,300
Capitalized interest	(584)	—	(1,067)	—
Total interest expense, net of capitalized interest	$42,379	$41,581	$128,213	$103,047
Contractual Obligations
There has been no material change from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements and distributions to the Tribe for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for further details regarding risks relating to our sufficiency of resources. Any future investments in Mohegan Sun and Mohegan Sun at Pocono Downs are anticipated to be funded through a combination of existing cash balances, future operating cash flows and draws under our bank credit facility. The costs for Project Sunlight are being funded through a combination of a $45.0 million non-recourse term loan obtained by Downs Lodging and a $5.0 million investment by us. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements, we had approximately $71.6 million of borrowing capacity under the bank credit facility and line of credit as of June 30, 2013. Distributions to the Tribe are anticipated to total approximately $50.0 million for fiscal 2013.
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
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our bank credit facility and term loan facility, both of which accrue interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the respective facility. As of June 30, 2013, $394.0 million and $225.0 million were outstanding under the bank credit facility and term loan facility, respectively.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information as of June 30, 2013 about our current debt obligations that are sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates are based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations are based on quoted market prices or prices of similar instruments as of June 30, 2013.

	Expected Maturity Date						Total	Fair Value
	2013	2014	2015	2016	2017	Thereafter
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$3,052	$29,021	$16,852	$55,824	$418,627	$552,275	$1,075,651	$1,061,814
Average interest rate	10.2%	7.7%	7.9%	12.3%	10.5%	11.1%	10.8%
Variable rate	$1,000	$4,000	$389,000	$225,000	$—	$—	$619,000	$599,865
Average interest rate (1)	5.5%	5.5%	5.5%	9.0%	—	—	6.8%
___________

(1)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $6.2 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	August 13, 2013	By:	/S/ BRUCE S. BOZSUM
Bruce S. Bozsum Chairman and Member, Management Board

Date:	August 13, 2013	By:	/S/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	August 13, 2013	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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