Form 10-K
period 2013-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2013-12-27
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________
FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
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
In addition to the risk factors described under “Part I. Item 1A. Risk Factors,” the following important factors, among others, could affect our future financial condition or results of operations, causing actual results to differ materially from those expressed in the forward-looking statements:

•	the financial performance of Mohegan Sun and Mohegan Sun at Pocono Downs and our Pennsylvania off-track wagering facilities;

•	the local, regional, national or global economic climate, including the lingering effects of the most recent economic recession, which negatively affected our revenues and earnings;

•	increased competition, including the expansion of gaming in New England, New York, New Jersey or Pennsylvania;

•	our leverage and ability to meet our debt service obligations and maintain compliance with financial debt covenants;

•	the continued availability of financing;

•	our dependence on existing management;

•	our ability to integrate new amenities from expansions to our facilities into our current operations and manage the expanded facilities;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations, including the limitation, denial or suspension of licenses required under gaming laws and regulations;

•	changes in applicable laws pertaining to the service of alcohol, smoking or other amenities offered at our facilities;

•	our ability to successfully implement our diversification strategy;

•	an act of terrorism on the United States;

•	our customers' access to inexpensive transportation to our facilities and changes in oil, fuel or other transportation-related expenses; and

•	unfavorable weather conditions.
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
Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:
Casino of the Earth
As of September 30, 2013, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 2,920 slot machines and 160 table games, including blackjack, roulette and craps;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

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

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars; and

•	the Wolf Den, an approximately 10,000-square-foot, 400-seat lounge featuring live entertainment seven days a week.
Casino of the Sky
As of September 30, 2013, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,050 slot machines and 100 table games, including blackjack, roulette and craps;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, a 24-hour coffee shop and three lounges and bars, all operated by us, as well as five full-service restaurants, three quick-service restaurants and a multi-station food court operated by third-parties, for a total restaurant seating of approximately 2,285;

•	The Shops at Mohegan Sun containing 30 retail shops, seven of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Landsdowne Irish Pub and Music House and Vista Lounge, operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.
Casino of the Wind
As of September 30, 2013, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 560 slot machines, 25 table games, including blackjack, roulette and craps, and a 42-table themed poker room;

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
Mohegan Sun Country Club at Pautipaug
Through Mohegan Golf, LLC, or Mohegan Golf, we own and operate the Mohegan Sun Country Club at Pautipaug, a private 18-hole championship golf course, restaurant and bar located in Sprague and Franklin, Connecticut.
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
Mohegan Sun at Pocono Downs currently operates in an approximately 400,000-square-foot facility, which includes the following as of September 30, 2013:

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

Project Sunlight

Project Sunlight, a $50 million hotel expansion project located adjacent to the Mohegan Sun at Pocono Downs casino opened to the public on November 15, 2013. This expansion includes a 238-room hotel and an approximately 20,000-square-foot convention center. The hotel is comprised of a combination of standard guest rooms and suites and features rooms with exclusive views of the race track, as well as a fitness center, an indoor pool and spa and a bistro serving breakfast and light fare. A new porte-cochere also was added for additional guest convenience. The convention center is located adjacent to the hotel and can accommodate a number of different sized groups, including up to 800 for seated banquets. This space also can be converted into a 1,500-seat concert venue. The hotel and convention center was developed and built by Downs Lodging, LLC, or Downs Lodging, our wholly-owned unrestricted subsidiary. Project Sunlight was funded through a combination of a $45 million non-recourse term loan obtained by Downs Lodging and a $5 million investment by us.
Strategy
Our overall strategy is to profit from gaming in our core markets, as well as to diversify the Tribe’s business interests within the gaming industry. Mohegan Sun primarily receives patronage from guests residing within 100 miles of Mohegan Sun, which represents our primary market. Mohegan Sun also receives patronage from guests residing within a 100 to 200 mile radius, which represents our secondary market. With the completion of Project Sunburst in 2002, we have developed Mohegan Sun into a full-scale entertainment and destination resort. The addition of Casino of the Wind and Sunrise Square further strengthens our presence in the Northeast United States gaming market. In addition, we have taken significant steps in our diversification efforts with the addition of our Mohegan Sun at Pocono Downs operations, including the July 2010 introduction of table game and poker operations and the recent completion of Project Sunlight.
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
Management of Resorts Casino Hotel
In 2012, we formed Mohegan Gaming Advisors, LLC, or Mohegan Gaming Advisors, a wholly-owned unrestricted subsidiary, to pursue gaming opportunities outside the State of Connecticut, including management contracts and consulting agreements for casino and entertainment properties in the United States. Mohegan Gaming Advisors holds 100% membership interests in MGA Holding NJ, LLC and MGA Gaming NJ, LLC, or collectively, the Mohegan New Jersey entities. The Mohegan New Jersey entities were formed to pursue management contracts and consulting agreements in the State of New Jersey. In October 2012, Mohegan Gaming Advisors, through the Mohegan New Jersey entities, entered into a joint venture and management arrangement with the owner of Resorts Casino Hotel in Atlantic City, New Jersey, pursuant to which it is managing the facility.
Cowlitz Project
In July 2004, we formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW, a wholly-owned unrestricted subsidiary. Mohegan Ventures-NW is one of three current members in Salishan-Mohegan, LLC, or Salishan-Mohegan, which was formed to participate in the Cowlitz Project, a proposed casino to be owned by the Cowlitz Tribe and to be located in Clark County, Washington. Mohegan Ventures-NW, Salishan Company, LLC, an unrelated entity, and the Tribe hold membership interests in Salishan-Mohegan of 49.15%, 41% and 9.85%, respectively.
In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time. Under the terms of the development agreement, Salishan-Mohegan will assist in securing financing, as well as administer and oversee the planning, designing, development, construction and furnishing of the proposed casino. The development agreement provides for development fees of 3% of total project costs, as defined under the development agreement. Under the terms of an operating agreement, development fees will be distributed to Mohegan Ventures-NW. In 2006, Salishan-Mohegan purchased a 152-acre site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States pursuant to the development agreement. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiation of a gaming compact with the State of Washington and acceptance of land into trust on behalf of the Cowlitz Tribe by the United States Department of the Interior. The development agreement provides for termination of Salishan-Mohegan’s exclusive development rights if the land is not taken into trust by December 31, 2020. Under the terms of the management agreement, Salishan-Mohegan will manage, operate and maintain the proposed casino for a period of seven years following its opening. The management agreement provides for management fees of 24% of net revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Under the terms of the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interest. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.
Under the terms of the development agreement, certain receivables contributed to Salishan-Mohegan and amounts advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe are reimbursable to Salishan-Mohegan by the Cowlitz Tribe, subject to appropriate approvals defined under the development agreement. Reimbursements are contingent and are to be distributed upon: (1) the receipt of necessary financing for the development of the proposed casino, and (2) the related property being taken into trust by the United States Department of the Interior. We currently accrue interest on the Salishan-Mohegan receivables at an annual rate of 10.0%.
On March 13, 2013, two lawsuits challenging a December 2010 decision of the Assistant Secretary - Indian Affairs of the Department of the Interior to take the 152-acre Cowlitz Project site into trust were dismissed on procedural grounds. In April 2013, pursuant to judicial directive, the Department of the Interior issued a new Record of Decision to take the Cowlitz Project site into trust, determining once again that the site will serve as the initial reservation of the Cowlitz Tribe and that the tribe may conduct gaming on such lands under the Indian Gaming Regulatory Act. In June 2013, the plaintiffs in the earlier litigation filed two new lawsuits challenging the new Record of Decision, and, in July 2012, those lawsuits were consolidated. Transfer of the property to the United States remains subject to final action by the Department of the Interior and a stay agreed to in connection with the pending lawsuits. Class III gaming on the property remains subject to the negotiation and federal approval of a compact between the Cowlitz Tribe and the State of Washington. We can provide no assurance that these conditions will be satisfied or that we will be able to obtain the necessary financing for the development of the proposed casino.
Massachusetts Project
In 2012, Mohegan Gaming Advisors formed MGA Holding MA, LLC and MGA Gaming MA, LLC, or collectively, the Mohegan MA entities, both wholly-owned subsidiaries of Mohegan Gaming Advisors. The Mohegan MA entities were formed to pursue potential gaming opportunities in the Commonwealth of Massachusetts. In January 2013, the Mohegan MA entities entered into a partnership with Brigade Capital Management, LLC, an unaffiliated third party, to pursue a casino license to build a destination resort casino project in Massachusetts. The first phase of the application for the Massachusetts casino license also was filed in January 2013. In October 2013, the parties involved with the Massachusetts casino project were found suitable by the Massachusetts Gaming Commission. On November 27, 2013, it was announced that the Mohegan MA entities would reapply to locate the proposed project in Revere, Massachusetts, under an agreement with Sterling Suffolk Racecourse, LLC, the owner and operator of Suffolk Downs racetrack, pursuant to which certain subsidiaries of the Mohegan MA entities would be the development partner and gaming operator of a potential resort casino to be located on 42 acres of the track’s 52-acre site. At this time, our project is one of two that are expected to apply for the sole casino resort license for the eastern region, and we can provide no assurance that our project will be granted a license or that the financing necessary for the development of the project will be obtained. In addition, our project will require the approval of Revere voters in order to be considered by the Massachusetts Gaming Commission.

Philadelphia Project
In February 2013, Mohegan Gaming Advisors formed MGA Holding PA, LLC and MGA Gaming PA, LLC, or collectively, the Mohegan PA entities, both wholly-owned subsidiaries of Mohegan Gaming Advisors. The Mohegan PA entities were formed to pursue potential gaming opportunities in the Commonwealth of Pennsylvania. In February 2013, we also announced a partnership with Market East Associates, L.P., an unaffiliated third party, to pursue a casino license in Philadelphia, Pennsylvania, and, if such license is granted, to operate, through the Mohegan PA entities, the gaming and entertainment portions of a proposed urban entertainment center to be developed in Center City Philadelphia, known as “Market8.” At this time, our partnership is one of five groups with active applications for the Philadelphia casino license, and we can provide no assurance that the partnership will be granted the license or that necessary financing for the development of the proposed urban entertainment center will be obtained.

Market and Competition from Other Gaming Operations
Our gaming operation at Mohegan Sun is one of only two current gaming operations in southern New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in the State of Connecticut, Foxwoods Resort Casino, or Foxwoods. Foxwoods is owned by the Mashantucket Pequot Tribe, or the MPT. As required by each tribe's separate Memorandum of Understanding, or MOU, with the State of Connecticut, the Tribe and the MPT make monthly contribution payments to the state based on a portion of revenues earned on slot machines. Pursuant to the terms of an exclusivity clause in each MOU, contribution payments to the state will terminate if there is any change in state law that permits operation of slot machines or other commercial casino games or if any other person lawfully operates slot machines or other commercial casino games within the State of Connecticut, except those consented to by the Tribe and the MPT. We also face competition from racino and video lottery terminal facilities, or VLT facilities, in the states of New York and Rhode Island, casinos in Atlantic City, New Jersey and, to a lesser extent, casinos and gaming facilities located on Indian tribal lands in the State of New York. In addition, we face competition in and from the Northeastern Pennsylvania gaming market.
We also face potential competition from the future expansion of state-licensed gaming in New England, New York and the Northeastern United States, as well as prospective gaming projects under consideration by Indian tribes, including federally-recognized tribes in the State of New York. With the recent addition of table gaming in the states of Rhode Island, Maine, Pennsylvania and Delaware, commercial casino gaming has expanded in the Northeastern United States and is poised to expand further with the authorization of up to three casino resort facilities and one slot-only facility in the Commonwealth of Massachusetts. Tribal gaming projects being pursued by the Mashpee Wampanoag Tribe and Aquinnah Wampanoag Tribe, both located in Massachusetts, and the Shinnecock Indian Nation of New York also increase the possibility of new tribal gaming in the Northeastern United States in the future. Other federally-recognized Indian tribes continue to pursue full-scale commercial casino gaming in the Catskills region of New York and elsewhere in the Northeastern United States. Under federal law, subsequent to obtaining federal recognition, Indian tribes are subject to certain governmental and regulatory approvals before commencing full-scale gaming operations, including, but not limited to: (1) negotiation and federal approval of a gaming compact with the affected state, (2) acceptance of land into trust by the United States Department of the Interior, and (3) federal approval of a tribal gaming ordinance. Indian tribes also may need to negotiate a management agreement and obtain financing to construct a facility. As further discussed below, groups seeking federal recognition as Indian tribes, as well as federally-recognized Indian tribes, continue efforts to establish or expand reservation lands with an interest in commercial casino gaming on such lands.
We are unable to predict whether efforts by federally-recognized Indian tribes or groups seeking federal recognition as Indian tribes will lead to the establishment of additional tribal casino gaming operations in the Northeastern United States. We also are unable to predict whether or when additional commercial casino gaming operations in the Northeastern United States will open. If established, we are uncertain of the impact such casino gaming operations will have on our operations.
Mohegan Sun
The following is a summary of competition affecting Mohegan Sun:
Connecticut

The Tribe’s and the MPT's gaming operations at Mohegan Sun and Foxwoods, respectively, are the only two legally authorized gaming operations in southern New England offering traditional slot machines and table games. Foxwoods is located approximately 10 miles from Mohegan Sun and reportedly offers approximately 5,800 slot machines and 450 table games, including poker. In July 2013, the MPT reportedly completed a planned restructuring of approximately $2.3 billion of its debt obligations, with approximately $550 million in debt reportedly eliminated. It is uncertain whether this restructuring will give Foxwoods a competitive advantage over Mohegan Sun.

The Connecticut State Lottery will be expanding its choice of games to include keno under enabling language included in the new state budget adopted in June 2013.
Rhode Island
The state's two pari-mutuel facilities, Twin River Casino in Lincoln and Newport Grand in Newport, located approximately 60 miles and 55 miles from Mohegan Sun, respectively, reportedly offer approximately 5,600 VLTs, including electronic table game positions. In June 2013, Twin River Casino commenced traditional table game operations with the introduction of 66 table games, including blackjack, craps, baccarat and roulette. It has been reported that Twin River Casino will add an additional 14 table games by the end of 2013.

Massachusetts
In 2011, the governor of Massachusetts signed into law comprehensive gaming legislation which authorizes up to three casino resort licenses and one slot-only license limited to 1,250 slot machines. Each of the three casino resort licenses is restricted to one of three geographic regions of the state: eastern or Boston region, western Massachusetts and southeast region. It has been reported that the casino resort licenses for the Boston region and western Massachusetts will be awarded by the end of May 2014, while the license for the southeast region may be awarded later in 2014. An affiliate of ours is currently pursuing the casino resort license for the Boston region. The slot-only license is expected to be awarded in February/March 2014.
Maine
Hollywood Casino Bangor in Bangor and Oxford Casino in Oxford are the only two gaming operations in the State of Maine. These two facilities reportedly offer approximately 1,800 slot machines and 40 table games.
New York
Racinos in Yonkers, Queens, Batavia, Hamburg, Nichols, Vernon, Monticello, Saratoga Springs and Farmington reportedly operate approximately 18,000 VLTs, including electronic table game positions. Approximately 10,400 of these VLTs are operated at the two racinos located in or close to New York City - Empire City Casino at Yonkers Raceway in Yonkers, or Empire City, and Resorts World New York in Queens, or Resorts World. Given Empire City's and Resorts World's location in or near New York City, each has a distinct advantage over Mohegan Sun in competing for patrons from the New York metropolitan region.
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
In 2001, the state legislature passed legislation permitting as many as six new gaming operations by Indian tribes in addition to those then operated by the Oneida Nation, Seneca Nation and the St. Regis Mohawk Tribe. Under this legislation, three additional gaming operations will be owned and operated by the Seneca Nation, while the remaining three gaming operations may be located in either Ulster County or Sullivan County in the Catskills region of the state but have not received federal or final state approval to date. This legislation also approved the use of traditional slot machines, rather than VLTs, where the possession and use of traditional slot machines are authorized pursuant to a tribal-state compact. The governor had reached tentative land claim settlements with various Indian tribes and supported legislation for as many as five tribal commercial casinos to be located in the Catskills region since that law was first adopted in 2001. However, a 2005 United States Supreme Court decision regarding tribal jurisdiction over Indian tribal lands not held in trust by the United States and subsequent federal court decisions led to the withdrawal of these land claim settlement agreements. Several federally-recognized Indian tribes, including the Seneca Nation, the St. Regis Mohawk Tribe and the Stockbridge-Munsee Tribe of Wisconsin, have continued to pursue tribal commercial casinos in the Catskills region.
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

In November 2013, voters approved an amendment to the state's constitution that would permit up to seven casinos state-wide as authorized and prescribed by the state legislature. As a result, the state’s new Gaming Commission is expected to implement the Upstate New York Gaming Economic Development Act, which was adopted in June 2013. Pursuant to this act, the Gaming Commission is responsible for licensing up to four full-scale casinos in three upstate New York regions, excluding New York City and nearby counties for the first seven years. After seven years, three additional casinos could be licensed within the state, excluding New York City, Westchester, Rockland, Nassau or Suffolk Counties. Two off-track wagering facilities in Nassau and Suffolk Counties will each be allowed to add up to 1,000 VLTs.
New Jersey
The Atlantic City gaming market currently consists of 12 gaming properties which reportedly offer approximately 25,900 slot machines and 1,300 table games. The State of New Jersey and the Atlantic City gaming market, in particular, continue to implement legislative reforms adopted in 2011 and public-private initiatives to revitalize gaming in the state and respond to competition from expanded gaming in nearby states. In addition, the State of New Jersey is implementing legislation permitting licensed Atlantic City casinos to offer Internet gambling games. The state also passed legislation related to sports wagering and is involved in litigation challenging the federal law which restricts legalized sports wagering to certain states.
Mohegan Sun at Pocono Downs
The following is a summary of competition affecting Mohegan Sun at Pocono Downs:
In 2004, the Commonwealth of Pennsylvania passed the Pennsylvania Race Horse Development and Gaming Act, or the Pennsylvania Gaming Act, which permitted the operation of up to 61,000 slot machines at 14 locations throughout the state, 12 of which have commenced operations. In addition, the Pennsylvania Gaming Act authorized the operation of up to 500 slot machines at two resort facilities, one of which has commenced operations. The Pennsylvania Gaming Act also includes prohibitions against locating facilities within close proximity to other operations, which, among other things, effectively prohibits locating a slot machine facility within twenty miles of Mohegan Sun at Pocono Downs or a resort facility within fifteen miles of Mohegan Sun at Pocono Downs. In 2010, the Pennsylvania Gaming Act was amended to allow slot machine operators in the Commonwealth of Pennsylvania to operate table games. The amendment also authorized that the second resort facility license be awarded by 2017 and prohibits the facility from being located within thirty miles of Mohegan Sun at Pocono Downs. It has been reported that the PGCB plans on awarding this license by mid 2014. In addition, the amendment increased the number of slot machines permitted at the two resort facilities from 500 to 600 and restricted the number of table games at such facilities to 50. All slot machine facilities in operation in the state have added table game operations. In November 2013, the state legislature has authorized bars and taverns throughout the state to offer certain small games of chance on a limited basis, including pull-tab cards and monthly raffles.
Mohegan Sun at Pocono Downs faces competition from several facilities in the Commonwealth of Pennsylvania, as well as neighboring states. However, its most immediate competitors are Mount Airy Casino Resort, or Mount Airy, and Sands Casino Resort Bethlehem, or Sands Bethlehem, both of which are located in Northeastern Pennsylvania:

•	Mount Airy-Mount Airy is located approximately 40 miles from Mohegan Sun at Pocono Downs and reportedly offers approximately 1,900 slot machines and 70 table games.

•	Sands Bethlehem-Sands Bethlehem is located approximately 70 miles from Mohegan Sun at Pocono Downs and reportedly offers approximately 3,000 slot machines and 150 table games.
In addition to existing slot machine and table game operations in the Commonwealth of Pennsylvania, Mohegan Sun at Pocono Downs faces existing competition from a VLT facility at the Monticello Raceway in Monticello, New York, approximately 90 miles from Mohegan Sun at Pocono Downs. Mohegan Sun at Pocono Downs also faces competition from Tioga Downs Casino in Nichols, New York, approximately 100 miles from Mohegan Sun at Pocono Downs. Mohegan Sun at Pocono Downs faces potential competition from any gaming operation that is ultimately developed in the Catskills region of New York. In November 2013, voters in the State of New York approved a constitutional amendment which allows for the implementation of legislation authorizing four full-scale casinos in three upstate New York regions, with an additional three casinos after seven years. Additionally, new gaming projects have recently opened in the states of Maryland and Ohio and additional expansion is being pursued in those states; however, we do not believe that these developments will have a direct impact on Mohegan Sun at Pocono Downs. The expansion of gaming in nearby states may nevertheless impact the overall Pennsylvania gaming market.

Mohegan Tribe of Indians of Connecticut
General
The Tribe has lived in a cohesive community for hundreds of years in what is today southeastern Connecticut. The Tribe became a federally-recognized Indian tribe in 1994 and currently has approximately 2,000 members, including 1,250 adult voting members. The Tribe historically has cooperated with the United States and is proud of the fact that members of the Tribe have fought on the side of the United States in every war from the Revolutionary War to the wars in Iraq and Afghanistan. The Tribe believes that this philosophy of cooperation exemplifies its approach of developing Mohegan Sun and pursuing diversification of its business interests.
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
Governance of the Tribe
The Tribe's Constitution provides for the governance of the Tribe by a Tribal Council, consisting of nine members, and a Council of Elders, consisting of seven members. The registered voters of the Tribe elect all members of the Council of Elders and the Mohegan Tribal Council. Pursuant to an amendment to the Tribe's Constitution in September 2003, the members of both the Council of Elders and the Mohegan Tribal Council are elected on a four-year staggered term basis. The terms for three members of the Council of Elders expire in October 2014, while the terms for the remaining four members expire in October 2016. The terms for four members of the Mohegan Tribal Council expire in October 2015, while the terms for the remaining five members expire in October 2017. Members of the Council of Elders must be at least 55 years of age when elected, while members of the Mohegan Tribal Council must be at least 21 years of age when elected. The members of the Mohegan Tribal Council also serve as members and officers on our Management Board.
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
Below is a description of certain information regarding judges currently serving on the Gaming Disputes Court:
Paul M. Guernsey, Chief Judge. Age: 63. Judge Guernsey has served on the Gaming Disputes Court since 1996. He was appointed Acting Chief Judge in November 1999 and Chief Judge in January 2000. Judge Guernsey also served as Fact Finder for the New London Judicial District from 1990 to 1992 and as State of Connecticut Attorney Trial Referee, Judicial District of New London, since 1992.
F. Owen Eagan, Judge. Age: 83. Judge Eagan was appointed to the Gaming Disputes Court in 1996. He served as United States Magistrate Judge from 1975 to 1996 and was formerly Assistant United States Attorney for the District of Connecticut and United States Attorney for the District of Connecticut. He also served as an adjunct law faculty member at Western New England College School of Law.
Frank A. Manfredi, Judge. Age: 62. Judge Manfredi was appointed to the Gaming Disputes Court in 2001. He has been a partner at Cotter, Greenfield, Manfredi & Lanes, P.C., since 1983. Judge Manfredi also has served as State of Connecticut Attorney Trial Referee since 1993, State of Connecticut Attorney Fact Finder since 1992 and Town Attorney for the Town of Preston since 1988.
Jeffrey A. McNamara, Judge. Age: 54. Judge McNamara was appointed to the Gaming Disputes Court in 2012. He has served as a Probate Judge for the Niantic Regional Probate Court since 2010 and had been a Probate Judge for the District of East Lyme from 1988 to 2010. Judge McNamara has also served as a State of Connecticut Attorney Trial Referee for the Judicial District of New London since 2011. Judge McNamara has been a member of the Executive Committee for Probate Administration since 2009.
Workers' Compensation Department
Effective September 1, 2004, the Mohegan Tribal Council established a Workers' Compensation Department to oversee a self-administered workers' compensation program for employees of the Tribe and us, excluding employees of Mohegan Sun at Pocono Downs. Prior to the formation of this department, we participated in the State of Connecticut workers' compensation program. Duties of the Workers' Compensation Department, including judgment on claims, are performed by two commissioners retained by the Tribe.
Below is a description of certain information regarding the commissioners serving in the Workers' Compensation Department:
Giancarlo Rossi, Chief Commissioner. Age: 64. Mr. Rossi was appointed Chief Commissioner of the Workers' Compensation Department in September 2004. Mr. Rossi is a practicing attorney with over 20 years of workers' compensation experience in the State of Connecticut.
Louis M. Pacelli, Commissioner. Age: 59. Mr. Pacelli was appointed Commissioner of the Workers' Compensation Department in September 2004. Mr. Pacelli is a partner in the law firm of Grillo and Pacelli, LLC and has practiced general law, including workers' compensation matters, for over 20 years in the State of Connecticut.

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
In connection with certain of our contractual arrangements, including substantially all of our outstanding indebtedness, we, the Tribe, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and to the extent applicable, Mohegan Commercial Ventures-PA, LLC, Downs Racing, Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P., or collectively the Pocono Downs subsidiaries, MTGA Gaming and certain of our subsidiaries and entities have agreed to waive our and their respective sovereign immunity from unconsented suit to permit any court of competent jurisdiction to: (1) enforce and interpret the terms of our applicable outstanding indebtedness, and award and enforce the award of damages owing as a consequence of a breach thereof, whether such award is the product of litigation, administrative proceedings, or arbitration; (2) determine whether any consent or approval of the Tribe or us has been granted improperly or withheld unreasonably; (3) enforce any judgment prohibiting the Tribe or us from taking any action, or mandating or obligating the Tribe or us to take any action, including a judgment compelling the Tribe or us to submit to binding arbitration; and (4) adjudicate any claim under the Indian Civil Rights Act of 1968, 25 U.S.C. § 1302 (or any successor statute).
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

With the growth of the Internet and other modern advances, computers and other technology aids are increasingly used to conduct specific kinds of gaming, such as poker or wagering on horse racing. The states of Nevada and New Jersey have passed legislation to license and tax Internet poker and other on-line gaming conducted on an intra-state basis or with other states by compact, while new federal on-line gaming legislation has been introduced in Congress. To date, Congress has considered but not passed amendments to the Unlawful Internet Gambling Enforcement Act of 2006 or new legislation to establish a licensing, taxing and enforcement framework for Internet gaming. The U.S. Department of Justice has brought indictments against various operators and payment processors involved in offshore on-line gaming transactions with persons located in the United States and also authored an opinion clarifying the department’s view of permissible on-line activities by state lotteries under federal law.
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
Priority Distribution Agreement
In August 2001, we and the Tribe entered into an agreement, or the priority distribution agreement, which stipulates that we must make monthly payments to the Tribe to the extent of our net cash flow, as defined under the priority distribution agreement. The priority distribution agreement, which has a perpetual term, limits the maximum aggregate priority distribution payments in each calendar year to $14.0 million, as adjusted annually in accordance with a formula specified in the priority distribution agreement to reflect the effects of inflation. Payments under the priority distribution agreement: (1) do not reduce our obligations to reimburse the Tribe for governmental and administrative services provided by the Tribe or to make payments under any other agreements with the Tribe; (2) are limited obligations and are payable only to the extent of our net cash flow, as defined under the priority distribution agreement; and (3) are not secured by a lien or encumbrance on any of our assets or properties. We pay additional priority distributions to the Tribe in compliance with restrictive financial covenants under our bank credit facilities, line of credit and note indentures, and exclusive of priority distributions under the priority distribution agreement, as described in this Annual Report on Form 10-K under “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence. Transactions between the Authority and the Authority’s Subsidiaries and the Tribe.”
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
Cowlitz Project
In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time. Under the terms of the development agreement, Salishan-Mohegan will assist in securing financing, as well as administer and oversee the planning, designing, development, construction and furnishing of the proposed casino. The development agreement provides for development fees of 3% of total project costs, as defined under the development agreement. Under the terms of an operating agreement, development fees will be distributed to Mohegan Ventures-NW. In 2006, Salishan-Mohegan purchased a 152-acre site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States pursuant to the development agreement. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiation of a gaming compact with the State of Washington and acceptance of land into trust on behalf of the Cowlitz Tribe by the United States Department of the Interior. The development agreement provides for termination of Salishan-Mohegan’s exclusive development rights if the land is not taken into trust by December 31, 2020. Under the terms of the management agreement, Salishan-Mohegan will manage, operate and maintain the proposed casino for a period of seven years following its opening. The management agreement provides for management fees of 24% of net revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Under the terms of the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interest. The management agreement is subject to approval by the NIGC.

Under the terms of the development agreement, certain receivables contributed to Salishan-Mohegan and amounts advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe are reimbursable to Salishan-Mohegan by the Cowlitz Tribe, subject to appropriate approvals defined under the development agreement. Reimbursements are contingent and are to be distributed upon: (1) the receipt of necessary financing for the development of the proposed casino, and (2) the related property being taken into trust by the United States Department of the Interior. We currently accrue interest on the Salishan-Mohegan receivables at an annual rate of 10.0%.
On March 13, 2013, two lawsuits challenging a December 2010 decision of the Assistant Secretary - Indian Affairs of the Department of the Interior to take the 152-acre Cowlitz Project site into trust were dismissed on procedural grounds. In April 2013, pursuant to judicial directive, the Department of the Interior issued a new Record of Decision to take the Cowlitz Project site into trust, determining once again that the site will serve as the initial reservation of the Cowlitz Tribe and that the tribe may conduct gaming on such lands under the Indian Gaming Regulatory Act. In June 2013, the plaintiffs in the earlier litigation filed two new lawsuits challenging the new Record of Decision, and, in July 2012, those lawsuits were consolidated. Transfer of the property to the United States remains subject to final action by the Department of the Interior and a stay agreed to in connection with the pending lawsuits. Class III gaming on the property remains subject to the negotiation and federal approval of a compact between the Cowlitz Tribe and the State of Washington. We can provide no assurance that these conditions will be satisfied or that we will be able to obtain the necessary financing for the development of the proposed casino.
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

Bank Credit Facilities

First Lien, First Out Credit Facility

In March 2012, we entered into a fourth amended and restated bank credit facility providing for a $400.0 million term loan and a revolving loan with letter of credit and borrowing capacity of up to $75.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent, or the bank credit facility. Principal outstanding on the term loan under the bank credit facility is to be repaid at a rate of $1.0 million per quarter. The bank credit facility matures on March 31, 2015, upon which date all outstanding balances are payable in full. As of September 30, 2013, there were $393.0 million in term loans and no revolving loans outstanding under the bank credit facility. As of September 30, 2013, letters of credit issued under the bank credit facility totaled $3.4 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements, we had approximately $71.6 million of borrowing capacity under the bank credit facility as of September 30, 2013.
Borrowings under the bank credit facility incur interest as follows: (i) for base rate revolving loans, base rate plus an applicable margin based on a leverage-based pricing grid between 2.25% and 3.25%; (ii) for Eurodollar rate revolving loans, the applicable LIBOR rate plus an applicable margin based on a leverage-based pricing grid between 3.50% and 4.50%; (iii) for base rate term loans, base rate plus an applicable margin equal to 3.25%; and (iv) for Eurodollar rate term loans, the applicable LIBOR rate plus 4.50%. For Eurodollar rate term loans, LIBOR is subject to a 1.0% floor. There also is a fee of between 0.25% and 0.50%, based on a leverage-based pricing grid, charged on unused revolving commitments. Interest on Eurodollar rate loans is payable at the end of each applicable interest period for periods of three months or less and for loans of more than three months, each March, June, September or December that occurs after the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. As of September 30, 2013, the $393.0 million in term loans outstanding were based on the Eurodollar rate floor of 1.0% plus an applicable margin of 4.50%. The applicable margin for commitment fees was 0.50% as of September 30, 2013.

Our obligations under the bank credit facility are fully and unconditionally guaranteed, jointly and severally, by the Pocono Downs subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming, collectively, the guarantors. The bank credit facility is collateralized by a first priority lien on substantially all of our property and assets and those of the guarantors (other than MBC), including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land and improvements that comprise Mohegan Sun (we and the guarantors, other than MBC, are collectively referred to herein as the grantors). The grantors also are required to pledge additional assets as collateral for the bank credit facility as they and future guarantor subsidiaries acquire them. The liens and security interests granted by the grantors as security for our obligations under the bank credit facility are senior in priority to the liens on the same collateral securing the term loan facility (as defined below) and the 2009 second lien notes and 2012 second lien notes (each as defined below and, collectively, the secured notes). The collateral securing the bank credit facility constitutes substantially all of the grantors' property and assets that secure the term loan facility and the secured notes, but excludes certain excluded assets as defined in the bank credit facility.

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
On November 19, 2013, we repaid and terminated the bank credit facility (further discussed below).

First Lien, Second Out Term Loan Facility

In March 2012, we entered into a loan agreement providing for a $225.0 million first lien, second out term loan with Wells Fargo Gaming Capital, LLC serving as Administrative Agent, or the term loan facility. The term loan facility was issued at a price of 98.0% of par, for an initial yield of approximately 9.6% per annum. The term loan facility has no mandatory amortization and is payable in full on March 31, 2016.

Loans under the term loan facility incur interest as follows: (i) for base rate loans, base rate plus 6.50% per annum and (ii) for Eurodollar rate loans, LIBOR plus 7.50% per annum. In all cases, LIBOR is subject to a 1.50% floor. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or every quarter in arrears, if an interest period exceeds three months. Interest on base rate loans is payable quarterly in arrears. As of September 30, 2013, we had a $225.0 million Eurodollar rate loan outstanding, which was based on the Eurodollar rate floor of 1.50% plus an applicable margin of 7.50%.

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

On November 19, 2013, we repaid and terminated the term loan facility (further discussed below).
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

In March 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2009 second lien notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2009 second lien notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2009 second lien notes tendered and exchanged was $199.8 million. An aggregate principal amount of $200,000 of 2009 second lien notes remains outstanding as of September 30, 2013.

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

On November 19, 2013, we redeemed all of our outstanding 2009 second lien notes (further discussed below).

2012 11 ½% Second Lien Senior Secured Notes

In March 2012, we issued $199.8 million second lien senior secured notes with fixed interest payable at a rate of 11.50% per annum, or the 2012 second lien notes, in exchange for an equal amount of 2009 second lien notes. The 2012 second lien notes mature on November 1, 2017. We may redeem the 2012 second lien notes, in whole or in part, at any time prior to November 1, 2014, at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest. On or after November 1, 2014, we may redeem the 2012 second lien notes, in whole or in part, at a premium decreasing ratably to zero, plus accrued interest. If a change of control of us occurs, we must offer to repurchase the 2012 second lien notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if we undertake certain types of asset sales or suffers events of loss, and we do not use the related sale or insurance proceeds for specified purposes, we may be required to offer to repurchase the 2012 second lien notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 second lien notes is payable semi-annually on May 1st and November 1st..

In July 2013, we solicited and received requisite consents from tendering holders of the 2012 second lien notes to certain amendments to the indenture governing the notes. The amendments, which became operative in August 2013, permitted us to refinance our outstanding subordinated indebtedness with senior unsecured indebtedness and to enter into certain transactions with the Tribe in the event that the Tribe constructs a hotel on Tribal land currently leased by us.

Our 2012 second lien notes and the related guarantees are secured by second lien security interests in substantially all of the grantors property and assets. These liens are junior in priority to the liens on the same collateral securing our bank credit facility and term loan facility (and permitted replacements thereof) and to all other permitted prior liens, including liens securing certain hedging obligations. The collateral securing the 2012 second lien notes constitutes substantially all of the grantors' property and assets that secure the bank credit facility and term loan facility and the 2009 second lien notes, but excludes certain excluded assets as defined in the 2012 second lien notes indenture. The 2012 second lien notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.

The 2012 second lien notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

On November 19, 2013, we repurchased or redeemed all of our outstanding 2012 second lien notes (further discussed below).

2012 10 ½% Third Lien Senior Secured Notes

In March 2012, we issued $417.7 million third lien senior secured notes with fixed interest payable at a rate of 10.50% per annum, or the 2012 third lien notes, in exchange for $234.2 million of 2005 senior unsecured notes and $183.5 million of 2002 8% senior subordinated notes. The 2012 third lien notes were scheduled to mature on December 15, 2016. The 2012 third lien notes were redeemable, in whole or in part, at any time at a price equal to 100% of the principal amount plus accrued interest.

On August 15, 2013, we completed a tender offer and consent solicitation for our outstanding 2012 third lien notes. As part of the tender offer, we solicited and received requisite consents from tendering holders to certain amendments to the indentures governing the 2012 third lien notes, which eliminated certain restrictive covenants under the notes and related indenture. Pursuant to this transaction, we repurchased or redeemed all of our outstanding 2012 third lien notes in the aggregate principal amount of$417.7 million.

Senior Unsecured Notes

2013 9 3/4% Senior Unsecured Notes

On August 15, 2013, we issued $500.0 million senior unsecured notes with fixed interest payable at a rate of 9.75% per annum, or the 2013 senior unsecured notes. The net proceeds from this transaction, together with borrowings under the bank credit facility, were used to repurchase or redeem all of our outstanding 2012 third lien notes and to repurchase $69.0 million of our outstanding 2012 senior subordinated notes, and to pay related fees and expenses. The 2013 senior unsecured notes mature on September 1, 2021. We may redeem the 2013 senior unsecured notes, in whole or in part, at any time prior to September 1, 2016 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest and additional interest (pursuant to the registration rights agreement described below), if any, to the date of redemption. On or after September 1, 2016, we may redeem the 2013 senior unsecured notes, in whole or in part, at specified redemption prices, together with accrued interest and additional interest, if any, to the date of redemption. If we experience specific kinds of change of control triggering events, we must offer to repurchase the 2013 senior unsecured notes at a price equal to 101% of the principal amount thereof, plus accrued interest and additional interest, if any, to the purchase date. In addition, if we undertake certain types of asset sales and do not use the related sale proceeds for specified purposes, we may be required to offer to repurchase the 2013 senior unsecured notes at a price equal to 100% of the principal amount, plus accrued interest and additional interest, if any. Interest on the 2013 senior unsecured notes is payable semi-annually on March 1st and September 1st, commencing March 1, 2014.
The 2013 senior unsecured notes are uncollateralized general obligations, and are effectively subordinated to all of our and the guarantors' and future guarantor subsidiaries' senior secured indebtedness, including the bank credit facility, term loan facility, 2009 second lien notes and 2012 second lien notes, to the extent of the value of the collateral securing such indebtedness. The 2013 senior unsecured notes also are effectively subordinated to any indebtedness and other liabilities (including trade payables) of our subsidiaries that do not guarantee the 2013 senior unsecured notes. The 2013 senior unsecured notes rank equally in right of payment with our other unsecured, unsubordinated indebtedness, including trade payables and the senior portion of our payment obligations under our relinquishment agreement. The 2013 senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.
The 2013 senior unsecured notes indenture contains certain covenants that, subject to certain significant exceptions, limit, among other things, our and our guarantors’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or transfer and sell assets. The 2013 senior unsecured notes indenture includes customary events of default, including, but not limited to, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay certain other indebtedness the occurrence of which is caused by a failure to pay principal, premium or interest or results in the acceleration of such indebtedness, certain events of bankruptcy and insolvency and certain judgment defaults.

The 2013 senior unsecured notes and guarantees have not been registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

Registration Rights Agreement

On August 15, 2013, we and the guarantors entered into a registration rights agreement with Credit Suisse Securities (USA) LLC and RBS Securities Inc., as representatives of the initial purchasers of the 2013 senior unsecured notes. Upon the terms and subject to the conditions of this agreement, we agreed to offer to exchange the 2013 senior unsecured notes pursuant to a registration statement effective within 240 days of issuance for a new issue of substantially identical debt securities registered under the Securities Act of 1933. Under certain circumstances, we also may be obligated under the registration rights agreement to file a shelf registration statement with respect to the 2013 senior unsecured notes.

2005 6 1/8% Senior Unsecured Notes

In February 2005,we issued $250.0 million senior unsecured notes with fixed interest payable at a rate of 6.125% per annum, or the 2005 senior unsecured notes. Subsequent to our March 2012 private exchange offer, $15.8 million of the 2005 senior unsecured notes remained outstanding, which amount, including accrued interest, was repaid at maturity on February 15, 2013 with cash on hand.
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

In March 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2004 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 senior subordinated notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 senior subordinated notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million of the 2004 senior subordinated notes remains outstanding as of September 30, 2013.

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

In March 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2005 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 senior subordinated notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 senior subordinated notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million of the 2005 senior subordinated notes remains outstanding as of September 30, 2013.

2012 11% Senior Subordinated Notes

In March 2012, we issued $344.2 million senior subordinated toggle notes with fixed interest payable at a rate of 11% per annum, or the 2012 senior subordinated notes, in exchange for $203.8 million of 2004 senior subordinated notes and $140.3 million of 2005 senior subordinated notes. The 2012 senior subordinated notes mature on September 15, 2018. We may redeem the 2012 senior subordinated notes, in whole or in part, at any time, at a price equal to 100% of the principal amount plus accrued interest. If a change of control of us occurs, we must offer to repurchase the 2012 senior subordinated notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if we undertake certain types of asset sales or suffers events of loss, and we do not use the related sale or insurance proceeds for specified purposes, we may be required to offer to repurchase the 2012 senior subordinated notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 senior subordinated notes is payable semi-annually on March 15th and September 15th. The initial interest payment on the 2012 senior subordinated notes was payable entirely in cash. For any subsequent interest payment period through March 15, 2018, we may, at our option, elect to pay interest on the 2012 senior subordinated notes either entirely in cash or by paying up to 2% in 2012 senior subordinated notes, or PIK interest. If we elect to pay PIK interest, such election will increase the principal amount of the 2012 senior subordinated notes in an amount equal to the amount of PIK interest for the applicable interest payment period to holders of 2012 senior subordinated notes on the relevant record date.

On August 15, 2013, we repurchased $69.0 million aggregate principal amount of 2012 senior subordinated notes. An aggregate principal amount of $275.2 million of the 2012 senior subordinated notes remains outstanding as of September 30, 2013.

The 2012 senior subordinated notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

Our senior subordinated notes are uncollateralized general obligations, and are subordinated to borrowings under the bank credit facility, term loan facility, 2009 second lien notes, 2012 second lien notes and 2013 senior unsecured notes. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.

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
Line of Credit
As of September 30, 2013, we had a $16.5 million revolving credit facility with Bank of America, N.A. maturing on March 31, 2015, or the line of credit. Pursuant to provisions of the bank credit facility, the line of credit may be replaced by an autoborrow loan governed by the terms of an autoborrow agreement described in the bank credit facility. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. As of September 30, 2013, no amount was drawn on the line of credit. The line of credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the bank credit facility. As of September 30, 2013, we were in compliance with all covenant requirements under the line of credit and had $16.5 million of borrowing capacity thereunder.
On November 19, 2013, we amended and restated the line of credit in connection with the refinancing of the bank credit facility (further discussed below).
2009 Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, LLC, or Salishan-Mohegan, referred to herein as the 2009 Mohegan Tribe promissory note which matures on September 30, 2014. The 2009 Mohegan Tribe promissory note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly in the amount of $1.2 million, commencing December 31, 2013 and continuing through June 30, 2014, with the balance of accrued and unpaid interest due at maturity. Principal outstanding under the 2009 Mohegan Tribe promissory note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 and continuing through September 30, 2013 and (ii) $875,000 per quarter, commencing December 31, 2013.
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
Mohegan Tribe Credit Facility

In March 2012, the Tribe extended a revolving credit facility issued to Salishan-Mohegan with a borrowing capacity of$1.45 million, or the Mohegan Tribe credit facility. The Mohegan Tribe credit facility matured on September 30, 2013. As of September 30, 2013, no amount was outstanding under the Mohegan Tribe credit facility.
2013 Mohegan Tribe Promissory Note

In March 2013, Mohegan Gaming & Hospitality, LLC, or MG&H, purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a promissory note in the principal amount of $7.4 million, or the 2013 Mohegan Tribe promissory note. The 2013 Mohegan Tribe promissory note matures on December 31, 2018. The 2013 Mohegan Tribe promissory note accrues interest at an annual rate of 4.0% payable quarterly, commencing June 30, 2013.

Downs Lodging Credit Facility

In July 2012, Downs Lodging, a single purpose entity and our wholly-owned unrestricted subsidiary, entered into a credit agreement providing for a $45.0 million term loan, or the Downs Lodging credit facility, from a third-party lender. The proceeds of the Downs Lodging credit facility are being used by Downs Lodging to finance Project Sunlight, a hotel and convention center expansion project being developed and built by Downs Lodging at Mohegan Sun at Pocono Downs. The Downs Lodging credit facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging credit facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging credit facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging credit facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of September 30, 2013, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging credit facility.

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

November 2013 Refinancing Transactions

On November 19, 2013, we completed certain refinancing transactions relating to our bank credit facility, term loan facility and 2009 and 2012 second lien notes:
Senior Secured Credit Facilities
On November 19, 2013, we entered into a loan agreement among us, the Tribe, the guarantors, RBS Citizens, N.A. as administrative and collateral agent, and the other lenders and financial institutions party thereto, providing for $955 million in aggregate principal amount of senior secured credit facilities, or the senior secured credit facilities, comprised of a $100 million senior secured revolving credit facility, or the revolving facility, a $125 million senior secured term loan A facility, or the term loan A facility, and a $730 million senior secured term loan B facility, or the term loan B facility. The senior secured credit facilities mature on July 15, 2018, subject to extension based on the satisfaction of certain conditions to November 19, 2018 (in the case of the revolving facility and the term loan A facility) and November 19, 2019 (in the case of the term loan B facility).
The term loan A facility will amortize in equal quarterly installments in an aggregate annual amount equal to 5.0% of the original principal amount for the first year after the closing date, 7.5% of the original principal amount for the second year after the closing date, and 10.0% of the original principal amount in each year thereafter, with the balance payable on the maturity date of the term loan A facility. The term loan B facility will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount. Amortization of the term loan A facility and term loan B facility will begin with the first full fiscal quarter after the closing date. The proceeds from the term loan A facility and term loan B facility, together with a drawing under the revolving facility, were used to repurchase or redeem all of our outstanding 2009 second lien notes and 2012 second lien notes, to otherwise satisfy and discharge the obligations in respect of such notes and to satisfy in full all amounts due under our bank credit facility and term loan facility, and to pay related fees and expenses. The revolving facility will otherwise be available for general corporate purposes.
Borrowings under the senior secured credit facilities will incur interest as follows: (i) for base rate loans under the revolving facility and term loan A facility, a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 basis points and (c) the one-month LIBOR rate plus 100 basis points (the highest of (a), (b) and (c), the “base rate”), plus a leverage-based margin of 250 to 350 basis points; (ii) for Eurodollar rate loans under the revolving facility and term loan A facility, the applicable LIBOR rate plus a leverage-based margin of 350 to 450 basis points; (iii) for base rate loans under the term loan B facility, the base rate (subject to a 2.00% floor) plus 350 basis points; and (iv) for Eurodollar loans under the term loan B facility, the applicable LIBOR rate (subject to a 1.00% LIBOR floor) plus 450 basis points. We also are required to pay a leverage-based commitment fee of between 37.5 and 50 basis points for unused commitments under the revolving facility. Interest on Eurodollar rate loans will be payable at the end of each applicable interest period for periods of three months or less and for loans of more than three months, at intervals of three months duration after the beginning of such interest period. Interest on base rate loans will be payable quarterly in arrears.
Our obligations under the senior secured credit facilities are fully and unconditionally guaranteed, jointly and severally, by each of the guarantors. The collateral securing the senior secured credit facilities constitutes substantially all of our and the grantors’ property and assets.
The senior secured credit facilities contain customary covenants applicable to us and our restricted subsidiaries, including covenants governing: incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions, mergers or consolidations and capital expenditures. Additionally, the senior secured credit facilities include financial maintenance covenants pertaining to total leverage, secured leverage and minimum fixed charge coverage.

Line of Credit
On November 19, 2013, we entered into a new $16.5 million revolving credit facility with Bank of America, N.A., or the line of credit. The line of credit is coterminous with the senior secured credit facilities. Pursuant to provisions of the senior secured credit facilities, under certain circumstances, the line of credit may be converted into loans under the senior secured credit facilities. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations.

Satisfaction and Discharge of 2012 Second Lien Notes

On November 19, 2013, we completed a tender offer and consent solicitation for any or all of our outstanding 2012 second lien notes. Pursuant to this transaction, we, the guarantors, the Mohegan Tribe and the trustee for the 2012 second lien notes consummated the consent solicitation by entering into that certain supplemental indenture No. 2 to the 2012 second lien notes, or the 2012 second lien notes supplemental indenture. The 2012 second lien notes supplemental indenture eliminated a substantial number of the covenants in the 2012 second lien notes indenture, including covenants limiting our ability and our restricted subsidiaries ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company, or transfer and sell assets. On November 19, 2013, we called for redemption all of the 2012 second lien notes that were not validly tendered by the early tender deadline for the transaction. We satisfied and discharged the 2012 second lien notes indenture by depositing with the trustee sufficient funds to fund the redemption on December 19, 2013 and to pay accrued interest on the redeemed notes to the redemption date. Upon the satisfaction and discharge of the 2012 second lien notes, the liens in favor of the collateral agent for the 2012 second lien notes on our assets and our subsidiaries' assets that guaranteed the 2012 second lien notes were automatically released. The aggregate principal amount of 2012 second lien notes repurchased or redeemed was $199.8 million.

Satisfaction and Discharge of 2009 Second Lien Notes

On November 19, 2013, we called for redemption all $200,000 of our outstanding 2009 second lien notes. We satisfied and discharged the 2009 second lien notes indenture by depositing with the trustee sufficient funds to fund the redemption of the 2009 second lien notes on December 19, 2013 and to pay accrued interest on the redeemed notes to the redemption date. In connection therewith, the liens in favor of the collateral agent for the 2009 second lien notes on our assets and our subsidiaries' assets that guaranteed the 2009 second lien notes were automatically released.
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

We did not incur any material costs related to compliance with environmental requirements with respect to the Mohegan Sun site’s former use by the United Nuclear Corporation for the fiscal years ended September 30, 2013, 2012 and 2011. Notwithstanding the foregoing, no assurance can be given that any existing environmental studies reveal all environmental liabilities, or that future laws, ordinances or regulations will not impose any material environmental liability, or that a material environmental condition does not otherwise currently exist.
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
Employees and Labor Relations
As of September 30, 2013, the Connecticut facilities employed approximately 5,715 full-time employees and 1,700 seasonal, part-time and on-call employees. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except with respect to key personnel, Mohegan Sun is obligated to give preference first to qualified members of the Tribe and then to enrolled members of other Indian tribes. See “Certain Relationships and Related Transactions.” None of Mohegan Sun’s employees are covered by collective bargaining agreements.
As of September 30, 2013, Mohegan Sun at Pocono Downs employed approximately 1,015 full-time employees and 790 seasonal, part-time and on-call employees. Certain of our Mohegan Sun at Pocono Downs’ employees are represented under collective bargaining agreements between Downs Racing and either, the International Union of Operating Engineers Local Union 542C, or Local Union 542C, or Teamsters Local No. 401, or Local No. 401. The agreement with Local Union 542C expires on March 31, 2018 and relates to equipment and heavy equipment operators. The agreement with Local No. 401 expires on January 31, 2017 and relates to truck drivers and maintenance employees.

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
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition.
We currently have and will continue to have a substantial amount of indebtedness. As of September 30, 2013, our debt totaled approximately $1.7 billion.
Our substantial indebtedness could have significant adverse effects on our business. Such adverse effects include, but are not limited to, the following:

•	make it more difficult for us to satisfy our debt service obligations;

•	increase our vulnerability to adverse economic, industry and competitive conditions;

•
require us to dedicate a substantial portion of our cash flows from operations to repayment of our indebtedness, thereby reducing the availability of our cash flows to fund working capital requirements, capital expenditures and other general operating requirements;

•
limit our flexibility in planning for, or reacting to, changes in our business and the gaming industry, which may place us at a disadvantage compared to our competitors with stronger liquidity positions, thereby negatively affecting our results of operations and ability to meet our debt service obligations;

•	restrict us from exploring or taking advantage of business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•
limit, along with the financial and other restrictive covenants in our outstanding indebtedness, our ability to borrow additional funds for working capital requirements, capital expenditures, acquisitions, investments, debt service requirements, execution of our business strategy or other general operating requirements on satisfactory terms or at all.

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

We, the Tribe and our wholly-owned subsidiaries may not be subject to federal bankruptcy laws, which could impair the ability of creditors to participate in the realization on our or our subsidiaries' assets or the restructuring of related liabilities if we are unwilling or unable to meet our debt service obligations.
    We, the Tribe and our wholly-owned subsidiaries that are Tribal entities may or may not be subject to, or permitted to seek protection under, federal bankruptcy laws since an Indian tribe and we, as an instrumentality of the Tribe, may or may not be eligible to be a debtor under the U.S. Bankruptcy Code. Therefore, our creditors may not be able to seek liquidation of our or any of the other Tribal entities' assets or other action under federal bankruptcy laws. Also, the Gaming Disputes Court may lack powers typically associated with a federal bankruptcy court, such as the power to non-consensually alter liabilities, direct the priority of creditors' claims and liquidate certain assets. The Gaming Disputes Court is a court of limited jurisdiction and may not have jurisdiction over all creditors of ours or our subsidiaries or over all of the territory in which we and our subsidiaries carry on business.

Risks Related to Our Business
A person or entity's ability to enforce its rights against us is limited by our sovereign immunity and that of the Tribe, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and, to the extent applicable, the Pocono Downs subsidiaries and MTGA Gaming.
Although we, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf, MVW, WTG and to the extent applicable, the Pocono Downs subsidiaries and MTGA Gaming, or collectively, the Tribal entities, each have sovereign immunity and generally may not be sued without our and their respective consents, a limited waiver of sovereign immunity and consent to suit has been granted in connection with substantially all of our outstanding indebtedness. Each such waiver includes suits against us to enforce our obligation to repay certain outstanding indebtedness. Generally, waivers of sovereign immunity have been held to be enforceable against Indian tribes. In the event that any waiver of sovereign immunity is held to be ineffective, a claimant could be precluded from judicially enforcing its rights and remedies. With limited exceptions, the Tribal entities have not waived sovereign immunity from private civil suits, including violations of the federal securities laws. For this reason, a claimant may not have any remedy against any of the Tribal entities for violations of federal securities laws.

If an entity that has sovereign immunity waives its immunity and consents to suit in federal and/or state court, disputes may be brought in a federal or state court that has jurisdiction over the matter. However, federal courts may not exercise jurisdiction over disputes not arising under federal law or between litigants that are not citizens of different states, and some courts have ruled that an Indian tribe is not a citizen of any state for purposes of obtaining federal diversity jurisdiction. The extent to which state courts will assume jurisdiction over disputes involving Indian tribes varies from state to state. In addition, the Tribe's Constitution has established a special court, the Gaming Disputes Court, to rule on disputes with respect to Mohegan Sun. The federal and state courts, under the doctrines of comity and exhaustion of tribal remedies, may (1) defer to the jurisdiction of the Gaming Disputes Court or (2) require that any plaintiff exhaust its remedies in the Gaming Disputes Court before bringing any action in federal or state court. Thus, there may be no available federal or state court forum for adjudication of a dispute with an entity that has sovereign immunity.
The limited waiver of sovereign immunity that has been granted in connection with our outstanding indebtedness additionally provides that in the event that none of the specified federal or state courts accept or exercise jurisdiction over a dispute, claims may be brought in arbitration proceedings with enforcement of arbitration awards in courts of competent jurisdiction. Such a dispute would not be decided by a judge, but by an arbitrator appointed in accordance with the commercial arbitration rules of the American Arbitration Association. The scope of a party’s ability to conduct discovery with respect to such a dispute, and the time in which the party is permitted to do so, are more limited than in a judicial proceeding. If any party does not prevail in a dispute before an arbitrator, that party’s ability to appeal the arbitrator’s decision will be limited. Federal and state courts typically are required to enforce a proper arbitration award without a re-examination of the merits of the decision. Enforcement of arbitration awards in the Gaming Disputes Court may not be subject to the same limitations on such re-examination.
If an event of default occurs in connection with our indebtedness, no assurance can be given that a forum will be available to creditors other than arbitration with enforcement of arbitration awards in the Gaming Disputes Court. In such court, there are presently limited precedents for the interpretation of Tribal law with respect to insolvency. Any execution of a judgment of the Gaming Disputes Court or any other court on Tribal lands will require the cooperation of the Tribe's officials in the exercise of their police powers. Thus, to the extent that a judgment of the Gaming Disputes Court must be executed on Tribal lands, the practical realization of any benefit of such a judgment will be dependent upon the willingness and ability of Tribal officials to carry out such judgment. In addition, the land on which Mohegan Sun is located is owned by the United States in trust for the Tribe, and our creditors and the creditors of the Tribe may not foreclose upon or obtain title to the land. Additionally, although we do not presently hold any fee interest in real property, if we did in the future, federal law may not allow for real property interest to be mortgaged or, if mortgaged, transferred as a result of foreclosure.
Any rights as a creditor are limited to our assets and those of our guarantor subsidiaries.
Any rights as a creditor in a bankruptcy, if applicable, liquidation or reorganization or similar proceeding would be limited to our assets and the assets of our guarantor subsidiaries, and would not encompass the assets of any other subsidiary that is not a guarantor, the Tribe or its other affiliates.
Our failure to generate sufficient cash flows and current and future economic and credit market conditions could adversely affect our ability to fulfill our debt service obligations or refinance our indebtedness.
Our ability to make payments on and to refinance our indebtedness will depend upon our ability to generate cash flows from operations in the future and current and future economic and credit market conditions. Our ability to generate cash flows is subject to financial, economic, political, competitive, regulatory and other factors beyond our control. We continue to monitor revenues and expenditures to ensure continued compliance with our financial covenant requirements under both our bank credit facilities and note indentures. While we anticipate that we will remain in compliance with all covenant requirements for all periods prior to maturity, we may need to increase revenues or offset any future declines in revenues by implementing further cost containment and other initiatives in order to maintain compliance with these financial covenant requirements. If we are unable to satisfy our financial covenant requirements, we would need to obtain waivers or consents; however, we can provide no assurance that we would be able to obtain such waivers or consents. If we are unable to obtain such waivers or consents, we would be in default under our debt documents, which may result in cross-defaults under our other outstanding indebtedness and allow our lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of our outstanding indebtedness. If such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary to repay such accelerated indebtedness. There also is a risk that the banks that participate in our bank credit facilities may not be able to perform when we request additional funds to be advanced to us under our bank credit facilities. If funds are not available to be drawn under the terms of our bank credit facilities, we may not be able to secure additional financing.
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
At September 30, 2013, our bank credit facilities require us to maintain a fixed charge coverage ratio and not to exceed certain ratios of senior leverage and total leverage, and our term loan facility also requires us to maintain a first lien leverage ratio, all as defined under the applicable facility. If these ratios are not maintained or are exceeded, as applicable, it may not be possible for us to borrow additional funds to meet our financial obligations.
In addition, our indentures place certain limitations on our ability to incur indebtedness. Under these indentures, we are generally able to incur indebtedness that otherwise may be restricted, provided we meet a minimum fixed charge coverage ratio, as defined. If we were to fall below the minimum fixed charge coverage ratio, our ability to incur additional debt would be limited and subject to other applicable exceptions contained in the indentures, and the options available to us to refinance our existing indebtedness would be restricted. We may need to obtain waivers or consents from our lenders in order to obtain additional debt or refinance our existing debt on satisfactory terms; however, we cannot assure you that we would be able to obtain such waivers or consents. In such event, it may not be possible for us to borrow additional funds to meet our obligations or refinance our maturities. At September 30, 2013, we were below the minimum fixed charge coverage ratio.
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
The most recent economic recession negatively impacted consumer confidence and the amount of consumer spending at Mohegan Sun and Mohegan Sun at Pocono Downs. Continued adverse economic conditions such as a prolonged regional, national or global economic downturn or slow growth, including periods of increased inflation, rising unemployment levels, tax rates, interest rates, energy and gasoline prices or declining consumer confidence could also further reduce consumer spending. Reduced consumer spending has and may continue to result in an adverse impact on our business, financial condition and operating results. Furthermore, uncertainty and adverse changes in the economy could also increase the cost and reduce the availability of sources of financing, which could have a material adverse impact on our financial condition and operating results. If adverse economic conditions continue or worsen, our business, assets, financial condition and results of operations could continue to be affected adversely.
Our diversification efforts may not be successful.
We receive and evaluate various opportunities to diversify our business interests. These opportunities primarily include the development and/or management of, investment in, or ownership of other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. We are currently pursuing diversification efforts in Clark County, Washington, Revere, Massachusetts and Philadelphia, Pennsylvania, and evaluating other opportunities in various jurisdictions. Each of these efforts may require various levels of regulatory or legislative approval, and may require the commitment of financial and capital resources, and a failure to achieve any such approval or to obtain or generate sufficient funds to meet such financial or capital requirements may result in the termination of the respective project. Additionally, there can be no assurance that we will continue to pursue any of these opportunities or that any of them will be consummated.
The loss of a key management member could have a material adverse effect on us, Mohegan Sun and Mohegan Sun at Pocono Downs.
Our success depends in large part on the continued service of key management personnel. The loss of the services of key management personnel could have a material adverse effect on our business, operating results and financial condition. Our key management personnel are currently retained pursuant to employment agreements.
The non-impairment provision of the Tribe's Constitution is subject to change.
Unlike states, the Tribe is not subject to the U.S. Constitution's provision restricting governmental impairment of contracts. The Tribe's Constitution currently has a provision that prohibits the Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Tribal lands. However, this provision could be amended by a vote of 75% of the Tribe's registered voters to rescind the restriction on impairment of the obligation of such contracts.
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
At both our Mohegan Sun and Mohegan Sun at Pocono Downs properties, investigations and remedial actions have been successfully undertaken to address significant site contamination resulting from historical operations. The site on which Mohegan Sun is located was formerly occupied by United Nuclear Corporation, a naval products manufacturer of, among other things, nuclear reactor fuel components. Prior to the decommissioning of the United Nuclear Corporation facilities on the site, extensive investigations were completed and contaminated soils were remediated to applicable standards. Prior to us taking possession of the property and development of Mohegan Sun, the site was determined to be safe for general public use.
Prior to acquiring our interest in Mohegan Sun at Pocono Downs, we conducted an extensive environmental investigation of the Pocono Downs facilities. During the course of that investigation, we identified several environmental conditions that required corrective actions to bring the property into compliance with applicable laws and regulations. These remedial actions, including an ongoing monitoring program for the portion of the property that was formerly used as a solid waste landfill, were addressed as part of a comprehensive plan that was implemented by Downs Racing in July 2008.
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
Our results of operations could be adversely affected by weather-related factors, such as the unfavorable winter weather conditions experienced during January and February 2011 and the effects of Hurricane Irene in August and September 2011, Hurricane Sandy in September 2012 and the Blizzard of 2013. Severe weather conditions may discourage potential patrons from traveling, or may deter or prevent patrons from reaching our facilities. If this occurs, it could have a material adverse effect on our future operating results and ability to meet our debt service obligations.
Our table games business is subject to volatility which could adversely affect our financial condition.
Table gaming, especially high-end table gaming, is more volatile than other forms of gaming, and variances in table games hold percentage may have a positive or negative impact on our quarterly revenues and operating results. Negative variations in quarterly revenues and operating results could adversely affect our financial condition.
Energy and fuel price increases may adversely affect our business and results of operations.
Our properties use significant amounts of electricity, natural gas and other forms of energy. Increases in the cost of any of our sources of energy may negatively affect our results of operations. In addition, energy and fuel price increases could negatively impact our business and results of operations by causing a decrease in visitation to our properties, including by making it difficult for potential patrons to travel to our properties or by causing patrons who do visit our properties to decrease their spending, including due to a reduction in disposable income as a result of escalating energy and fuel prices.

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

An impairment of our goodwill or other intangible assets could adversely affect our financial condition.

In accordance with authoritative guidance issued by the FASB pertaining to goodwill and other intangible assets, we assess the goodwill associated with our acquisition of the Pennsylvania Facilities and certain other intangible assets at least annually for impairment by comparing the fair value of the goodwill or such intangible asset to its carrying value. In the event the carrying value of the goodwill or intangible asset exceeds its fair value, the goodwill or other intangible asset would be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our financial condition. We describe the process for testing goodwill and other intangible assets for impairment and the results of our testing for fiscal 2013 and 2012 more thoroughly in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Critical Accounting Policies and Estimates” of this Annual Report on Form 10-K under the headings “Goodwill” and “Other Intangible Assets” and in Note 2 to our consolidated financial statements, under the headings “Goodwill” and “Other Intangible Assets.”
Risks Related to Mohegan Sun
We face intense competition in our primary market from Foxwoods.
The existing gaming industry in our primary market is highly competitive. Mohegan Sun primarily competes with Foxwoods, which is owned and operated by the MPT. Foxwoods is located approximately 10 miles from Mohegan Sun and is reportedly one of the largest gaming facilities in the United States in terms of total gaming positions. Foxwoods has been in operation for more than 21 years. In addition, in July 2013, the MPT reportedly completed a planned restructuring of approximately $2.3 billion of its debt obligations, with approximately $550 million in debt reportedly eliminated. It is uncertain whether this restructuring will give Foxwoods a competitive advantage over Mohegan Sun.
In addition to Foxwoods, we also face competition from casinos and other gaming operations elsewhere in our market areas.
While Mohegan Sun and Foxwoods are the only two current gaming operations in southern New England offering traditional slot machines and table games, we also face competition from Resorts World in the State of New York and racino and VLT facilities in the states of New York and Rhode Island. In addition, in June 2013, Twin River Casino in the State of Rhode Island introduced table game operations. Casinos in Atlantic City, New Jersey, and several casinos and gaming facilities located on Indian tribal lands in the State of New York, as well as newly authorized or expanded gaming facilities and gaming offerings in the Northeast and Mid-Atlantic regions also contribute to the competitive landscape in the northeastern United States. Additionally, we face existing and future competition from the Northeastern Pennsylvania gaming market which attract patrons from the New York City metropolitan region. New or expanded gaming facilities in the states of Maine, Delaware, Maryland and West Virginia also may attract patrons from that region.

Racinos in Yonkers, Queens, Batavia, Hamburg, Nichols, Vernon, Monticello, Saratoga Springs and Farmington, New York, reportedly operate approximately 18,000 VLTs, including electronic table game positions. While Twin River Casino and Newport Grand in the State of Rhode Island reportedly offer approximately 5,600 VLTs, including electronic table game positions.

Given the geographic proximity of Empire City and Resorts World to New York City and Twin River to Boston, these facilities may have a distinct advantage over Mohegan Sun in competing for patrons from the New York and Boston metropolitan regions.
We also compete for patrons with casinos in Atlantic City, New Jersey. Many of these casinos may have greater resources, operating experience and name recognition than Mohegan Sun. In addition, the State of New Jersey and the Atlantic City gaming market, in particular, continue to implement legislative reforms adopted in 2011 and public-private initiatives to revitalize gaming in the state and respond to competition from expanded gaming in nearby states.

New market entrants in our market areas or the expansion of on-line gaming could adversely affect our operations and our ability to meet our financial obligations.

In the State of Rhode Island, Twin River Casino recently introduced table games. In November 2013, voters in the State of New York approved a constitutional amendment which allows for the implementation of legislation authorizing four full-scale casinos in three upstate New York regions, with an additional three casinos after seven years. In November 2011, the governor of Massachusetts signed into law comprehensive gaming legislation which authorizes up to three casino resort licenses and one slot-only license limited to 1,250 slot machines.
Federal recognition of the Mashpee Wampanoag Tribe in the Commonwealth of Massachusetts in 2007 and the Shinnecock Indian Tribe of New York in October 2010, in addition to tribal gaming related provisions in the gaming legislation passed in the Commonwealth of Massachusetts also increase the likelihood that there will be new Indian tribal gaming in the region in the future. Other federally-recognized Indian tribes continue to pursue tribal commercial casinos in the Catskills region of the State of New York and elsewhere in the region. Other groups seeking federal recognition as Indian tribes with an interest in engaging in commercial casino gaming in the Northeastern United States also may continue those efforts. In addition, Indian tribal groups from the State of Connecticut whose petitions have been rejected in recent years by the BIA may be successful with appeals or reconsiderations of those petitions.

In the State of Connecticut, the state lottery will be expanding its choice of games to include keno under enabling language included in the new state budget adopted in June 2013. Furthermore, the states of Nevada, New Jersey and Delaware have passed legislation to license and tax Internet poker and other on-line gaming conducted on an intra-state basis or with other states by compact, while new federal on-line gaming legislation has been introduced in Congress. State lotteries in the states of New York and Illinois have also sought and received favorable opinions from the U.S. Department of Justice on their ability to conduct certain activities on-line under federal law. In addition, the State of New Jersey has passed legislation related to sports wagering and is involved in litigation challenging the federal law which restricts legalized sports wagering to certain states.

Based on our analysis of existing and potential gaming in our market areas, we believe that competition from other commercial casino gaming operations will continue to increase in the future. We are unable to predict whether any of the efforts discussed above by commercial casino gaming operators, federally-recognized Indian tribes or Indian tribal groups attempting to gain federal recognition as Indian tribes will be successful. We are also unable to predict whether on-line gaming legislation will be adopted on a federal basis, an intrastate basis in one or more of the states, other than Nevada, New Jersey and Delaware, or among more than one state under a multi-state compact. In addition, we are unable to predict the impact of the Nevada, New Jersey and Delaware Internet gaming legislation or any additional legislation on our business. Additionally, we are unable to predict whether on-line gaming or sports wagering will be expanded under existing law on an intrastate or national basis. If new gaming operations are established or those operating or under construction are expanded, we are uncertain of the impact such gaming operations will have on our operations and our ability to meet our financial obligations.
Because the gaming industry in the northeastern United States has experienced seasonal fluctuations in the past, we also may experience seasonal variations in our revenues and operating results that could adversely affect our cash flows.
The gaming industry in the northeastern United States is seasonal in nature, with peak gaming activities often occurring during the months of May through August. Similarly, peak gaming activities at Mohegan Sun often occur during the months of May through August. As a result of these seasonal fluctuations, we likely will continue to experience seasonal variations in our quarterly revenues and operating results that could result in decreased cash flows during periods in which gaming activity is not at peak levels. These variations in quarterly revenues and operating results could adversely affect our financial condition.
Negative conditions affecting the lodging industry may have an adverse effect on our revenues and cash flows.
We depend on revenues generated from the hotel at Mohegan Sun, together with revenues generated from other portions of Mohegan Sun, to meet our financial obligations and fund our operations. Revenues generated from our hotel are primarily subject to conditions affecting our gaming operations, but also are subject to the lodging industry in general, and as a result, our financial performance and cash flows may be affected not only by the conditions in the gaming industry, but also by those in the lodging industry. Some of these conditions are as follows:

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
The lingering effects of the most recent economic recession has had a negative impact on the lodging industry and on our financial results. The continuation of, or adverse changes in, these conditions could further adversely affect our hotel's financial performance and results of operations.
Our obligations under the relinquishment agreement could affect adversely our financial condition and prevent us from fulfilling our financial obligations.
Pursuant to the terms of the relinquishment agreement, we are required, among other things, to pay TCA 5% of certain revenues (as defined under the relinquishment agreement) generated by certain areas of Mohegan Sun during the 15-year period which commenced on January 1, 2000. Relinquishment payments totaled $51.1 million, $54.3 million and $55.0 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.
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
Construction costs and completion dates for renovation projects are based on budgets, design documents and schedule estimates prepared with the assistance of architects, contractors and consultants. Such projects are inherently subject to significant development and construction risks, which could cause unanticipated increase in costs. These include the following:

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
We may suspend, elect not to proceed with or fail to complete our construction, renovation or expansion projects once they have been undertaken. In such cases, we may be required to carry assets on our balance sheet for suspended projects or incur significant costs relating to design and construction work performed and materials purchased that may no longer be useful. In addition, our agreements or arrangements with third-parties relating to the suspension or termination of projects could cause us to incur additional fees and costs. Our suspension of, election not to proceed with, or failure to complete any construction, renovation or expansion projects may result in adverse effects to our financial condition.
The risks associated with operating expanded facilities and managing growth could have a material adverse effect on Mohegan Sun's future performance.
We may expand our facilities from time to time. We can provide no assurance that we will be successful in integrating the new amenities from such expansions into Mohegan Sun's current operations or in managing the expanded resort. Failure to successfully integrate and manage new services and amenities could have a material adverse effect on our results of operations and our ability to meet our financial obligations.
Risks Related to the Indian Gaming Industry
Gaming is a highly regulated industry, and changes in applicable laws or failure to maintain licenses and approvals could have a material adverse effect on the Tribe's and our ability to conduct gaming, and thus on our operations and our ability to meet our financial obligations.
Gaming on the Tribe's reservation is regulated extensively by federal, state and tribal regulatory agencies, including the NIGC and agencies of the State of Connecticut, such as the Department of Consumer Protection's Gaming Division and Division of Liquor Control and the State Police. As is the case with any casino, changes in applicable laws and regulations could limit or materially affect the types of gaming that may be conducted, or services provided, by us and the revenues realized therefrom.
Currently, the operation of gaming on Indian tribal lands is subject to IGRA. Legislation has been introduced in Congress from time to time with the intent of modifying a variety of perceived deficiencies with IGRA or the Indian Reorganization Act of 1934 under which land can be acquired for tribes for various purposes, including gaming. Certain proposals that have been considered would be prospective in effect and contain clauses that would grandfather existing Indian tribal gaming operations such as Mohegan Sun. However, legislation also has been proposed from time to time which would have the effect of repealing many of the key provisions of IGRA and prohibiting the continued operation of particular classes of gaming on Indian tribal reservations in states where such gaming is not otherwise allowed on a commercial basis. While none of the substantive proposed amendments to IGRA have been enacted, we cannot predict the effects of future legislative acts. In the event that Congress passes prohibitory legislation that does not include any grandfathering exemption for existing Indian tribal gaming operations, and if such legislation is sustained in the courts against tribal challenge, our ability to meet our financial obligations would be materially and adversely affected.
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
Risks Related to Mohegan Sun at Pocono Downs
The adoption of modifications to the Pennsylvania Gaming Act or other applicable laws in the Commonwealth of Pennsylvania could negatively impact our operations and expected profitability.
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
Mohegan Sun at Pocono Downs faces competition from several facilities in the Commonwealth of Pennsylvania, as well as neighboring states. The closest competitors are Mount Airy and Sands Bethlehem, both of which are located in northeastern Pennsylvania, approximately 40 miles and 70 miles from Mohegan Sun at Pocono Downs, respectively. In addition, the state legislature has authorized bars and taverns throughout the state to offer certain small games of chance on a limited basis, including pull-tab cards and monthly raffles. The development of other gaming facilities in the Commonwealth of Pennsylvania also may impact the competitive environment for Mohegan Sun at Pocono Downs.
In addition to existing slot machine and table game operations in the Commonwealth of Pennsylvania, Mohegan Sun at Pocono Downs faces competition from the VLT facility at the Monticello Raceway in Monticello, New York, approximately 90 miles from Mohegan Sun at Pocono Downs. Additionally, Mohegan Sun at Pocono Downs faces competition from Tioga Downs Casino in Nichols, New York, approximately 100 miles from Mohegan Sun at Pocono Downs. Mohegan Sun at Pocono Downs also faces potential competition from any gaming operation that is ultimately developed in the Catskills region of New York. In November 2013, voters in the State of New York approved a constitutional amendment which allows for the implementation of legislation authorizing four full-scale casinos in three upstate New York regions, with an additional three casinos after seven years. Expanded gaming in the states of Maryland, Ohio, New Jersey, Delaware and West Virginia may affect overall gaming in the Commonwealth of Pennsylvania, the OTW facilities and other gaming facilities with which Mohegan Sun at Pocono Downs competes for patrons.
We are uncertain of the impact these other facilities or the introduction or expansion of gaming elsewhere will have on our operations and ability to meet our financial obligations.
Our operation of Mohegan Sun at Pocono Downs subjects us to regulation and enforcement by various state agencies.
As owner and operator of Mohegan Sun at Pocono Downs, we are subject to extensive state regulation by the PGCB, the Pennsylvania State Harness Racing Commission, or the PSHRC, and other state regulatory agencies, such as the Liquor Control Board. Applicable rules and regulations may require that we obtain and periodically renew a variety of licenses, registrations, permits and approvals to conduct our operations. Regulatory agencies may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, deny or revoke our license to conduct our operations as intended. The sale of alcoholic beverages at our properties is subject to licensing, control and regulation by state and local agencies in Pennsylvania, including the Pennsylvania Liquor Control Board. The liquor agencies have broad powers to limit, condition, suspend or revoke any liquor license. We can provide no assurance that we will be able to continually renew all registrations, permits, approvals or licenses necessary to conduct our operations in the Commonwealth of Pennsylvania as intended. Any of these events, including any disciplinary action with respect to our liquor license, or any changes in applicable laws or regulations or the enforcement thereof, could, and any failure to renew or revocation of our liquor license would, have a material adverse effect on our business, financial condition and results of operations.
Changes in or the issuance of additional regulations by the PGCB may adversely affect our operations at Mohegan Sun at Pocono Downs.
Under the Pennsylvania Gaming Act, the PGCB has extensive authority to regulate gaming activities. Casino gaming is still a relatively new industry in the Commonwealth of Pennsylvania and many of the rules and regulations governing casino gaming are still evolving. New or changing regulations could adversely affect our gaming operations at Mohegan Sun at Pocono Downs.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
We have not issued or sold any equity securities.

Item 6. Selected Financial Data.

	As of or for the Fiscal Years Ended September 30,
	2013	2012	2011	2010	2009
Operating Results:
Gross revenues	$1,435,885	$1,498,510	$1,527,188	$1,539,626	$1,572,714
Promotional allowances	(95,857)	(99,197)	(108,809)	(117,664)	(117,597)
Net revenues	$1,340,028	$1,399,313	$1,418,379	$1,421,962	$1,455,117
Income from operations (1)	$229,506	$225,424	$238,404	$139,257	$242,746
Other expense, net (2)	(181,964)	(164,183)	(126,561)	(131,803)	(125,394)
Net income	47,542	61,241	111,843	7,454	117,352
Loss attributable to non-controlling interests	2,784	2,019	2,134	2,258	1,992
Net income attributable to Mohegan Tribal Gaming Authority	$50,326	$63,260	$113,977	$9,712	$119,344
Other Data:
Interest expense, net of capitalized interest	$170,150	$146,057	$117,710	$116,784	$109,689
Capital expenditures incurred	$66,053	$43,642	$46,477	$43,544	$93,532
Net cash flows provided by operating activities	$102,951	$176,997	$194,278	$170,506	$170,197
Balance Sheet Data:
Total assets	$2,136,150	$2,236,146	$2,203,196	$2,200,623	$2,295,083
Long-term debt and capital leases, net of current portions	$1,675,887	$1,655,943	$823,951	$1,601,471	$1,609,215
 ________________________

(1)
Operating costs and expenses, included in income from operations, include non-cash relinquishment liability reassessment credits of $249,000, $11.4 million, $8.8 million, $26.5 million and $45.7 million in fiscal 2013, 2012, 2011, 2010 and 2009, respectively. A discussion of the relinquishment liability may be found in Notes 2 and 11 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K. Operating costs and expenses also include an impairment charge of $58.1 million in fiscal 2010. A discussion of this impairment charge may be found in Note 4 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K.

(2)
Other expense, net, includes accretion of discount to the relinquishment liability of $5.0 million, $8.2 million, $11.4 million, $15.4 million and $20.4 million in fiscal 2013, 2012, 2011, 2010 and 2009, respectively. A discussion of the accretion of discount to the relinquishment liability may be found in Notes 2 and 11 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K. Other expense, net, also includes loss on early exchange of debt and write-off of debt issuance costs of $11.5 million and $14.3 million in fiscal 2013 and 2012, respectively. A discussion of this loss on early exchange of debt may be found in Note 6 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K. In addition, other expense, net, includes interest expense, net of capitalized interest.

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

Explanation of Key Financial Statement Captions
Gross Revenues
Our gross revenues are derived primarily from the following four sources:

•
gaming revenues, which include revenues from slot machines, table games, poker, live harness racing and racebook operations, including pari-mutuel wagering revenues from our racebook operations at Mohegan Sun and off-track wagering facilities in Pennsylvania;

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
Other commonly used slot machine related terms include base jackpots, progressive slot machines, progressive jackpots, net slot revenues, slot handle, gross slot hold percentage, net slot hold percentage, rated players and slot win efficiency. Base jackpots represent the fixed minimum amount of payouts for a specific combination. We record base jackpots as reductions to revenues when we become obligated to pay such jackpots. Progressive slot machines retain a portion of each amount wagered and aggregate the retained amounts with similar amounts from other slot machines in order to create one-time payouts that are substantially larger than those paid in the ordinary course of play. We refer to such aggregated amounts as progressive jackpots. Wide-area progressive jackpot amounts are paid by third-party vendors and remitted as a weekly payment to each vendor based on a percentage of slot handle for each wide-area progressive slot machine. We accrue in-house progressive jackpot amounts until paid, and such accrued amounts are deducted from gross slot revenues, along with wide-area progressive jackpot amounts to arrive at net slot revenues, also referred to as net slot win. Net slot revenues are included in gaming revenues in our consolidated statements of income. Slot handle is the total amount wagered by patrons on slot machines, including free promotional slot plays. Gross slot hold percentage is gross slot revenues as a percentage of slot handle. Net slot hold percentage is net slot revenues as a percentage of slot handle. Rated players are patrons whose gaming activities are tracked under our Momentum program (formerly referred to as the Player’s Club program). Slot win efficiency is a measure of our percentage of gross slot revenues in a market area compared to the percentage of the slot machines we operate in that market area.
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
Promotional Allowances
We operate a program, without membership fees, for patrons at Mohegan Sun, Mohegan Sun at Pocono Downs and our managed property, Resorts Casino Hotel in Atlantic City, New Jersey, or Resorts Atlantic City. This program provides complimentary food and beverage, hotel, retail, entertainment and other services to patrons, as applicable, based on points that are awarded for patrons’ gaming activities. Points may be utilized to purchase, among other things, items at retail stores and restaurants located within Mohegan Sun, Mohegan Sun at Pocono Downs and Resorts Atlantic City. Points also may be utilized at The Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center, as well as to purchase hotel services and tickets to entertainment events held at facilities located at Mohegan Sun, Mohegan Sun at Pocono Downs and Resorts Atlantic City. The retail value of these complimentary items is included in gross revenues when redeemed at facilities operated by us and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of complimentary items redeemed at third-party outlets is charged to gaming costs and expenses. Effective October 1, 2013, this program, formerly referred to as the Player's Club program, was restructured and renamed "Momentum," and points issued under the program, formerly referred to as Player's Club points, are now referred to as "Momentum Dollars."
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
Gaming Costs and Expenses
Gaming costs and expenses primarily include portions of gaming revenues that must be paid to the State of Connecticut and the Pennsylvania Gaming Control Board, or the PGCB. Gaming costs and expenses also include, among other things, payroll costs, expenses associated with the operation of slot machines, table games, poker, live harness racing and racebook, certain marketing expenditures and promotional expenses related to Momentum Dollar and coupon redemptions.

Income from Operations
Income from operations represents net revenues less total operating costs and expenses. Income from operations excludes accretion of discount to the relinquishment liability, interest income and expense, loss on early exchange of debt and write-off of debt issuance costs, other non-operating income and expense and loss attributable to non-controlling interests.
Reassessment and Accretion of Discount to the Relinquishment Liability
In February 1998, we entered into a relinquishment agreement with Trading Cove Associates, or TCA. The relinquishment agreement provides, among other things, that we make certain payments to TCA out of, and determined as a percentage of, revenues, as defined under the relinquishment agreement, generated by Mohegan Sun over a 15-year period from January 1, 2000 through December 31, 2014. We have recorded a relinquishment liability based on the estimated present value of our obligations under the relinquishment agreement. We reassess projected revenues and consequently the relinquishment liability: (1) annually in conjunction with our budgeting process, or (2) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. In addition, we recognize a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since the calculation of this liability requires a high level of estimates and judgments (including those related to projected revenues and impact and timing of future competition), future events that affect such estimates and judgments may cause the actual liability to materially differ from the current estimate.

Results of Operations
Summary Operating Results
As of September 30, 2013, we own and operate, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise, and the Mohegan Sun Country Club at Pautipaug, or collectively, the Connecticut facilities, and the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise and the Mohegan Sun Country Club at Pautipaug are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania facilities.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2013	2012	2011	13 vs. 12	12 vs. 11	13 vs. 12	12 vs. 11
Net revenues:
Mohegan Sun	$1,042,078	$1,084,017	$1,115,326	$(41,939)	$(31,309)	(3.9)%	(2.8)%
Mohegan Sun at Pocono Downs	296,648	314,999	303,053	(18,351)	11,946	(5.8)%	3.9%
Corporate	1,302	297	—	1,005	297	338.4%	100.0%
Total	$1,340,028	$1,399,313	$1,418,379	$(59,285)	$(19,066)	(4.2)%	(1.3)%
Income (loss) from operations:
Mohegan Sun	$212,680	$199,358	$223,778	$13,322	$(24,420)	6.7%	(10.9)%
Mohegan Sun at Pocono Downs	43,763	43,296	31,491	467	11,805	1.1%	37.5%
Corporate	(26,937)	(17,230)	(16,865)	(9,707)	(365)	56.3%	2.2%
Total	$229,506	$225,424	$238,404	$4,082	$(12,980)	1.8%	(5.4)%
Net income attributable to Mohegan Tribal Gaming Authority	$50,326	$63,260	$113,977	$(12,934)	$(50,717)	(20.4)%	(44.5)%
Operating margin:
Mohegan Sun	20.4%	18.4%	20.1%	2.0%	(1.7)%	10.9%	(8.5)%
Mohegan Sun at Pocono Downs	14.8%	13.7%	10.4%	1.1%	3.3%	8.0%	31.7%
Total	17.1%	16.1%	16.8%	1.0%	(0.7)%	6.2%	(4.2)%

The most significant factors and trends that we believe impacted our operating performance were as follows:

•	additional gaming capacity in the Northeast gaming market;

•	an increasingly competitive environment;

•	a weak regional economic environment and its related impact on consumer discretionary spending;

•	workforce reductions and other cost saving initiatives implemented in September 2012 at Mohegan Sun and March 2013 at Mohegan Sun at Pocono Downs;

•	continued changes in operations designed to improve profitability; and

•	continued focus on managing expenses and enhancing operating efficiencies.
Other factors that affected our financial performance were as follows:

•	higher interest expense;

•	loss on early exchange of debt and write-off of debt issuance costs of $11.5 million and $14.3 million in fiscal 2013 and 2012, respectively;

•	higher corporate expenses;

•	severance charges of $12.5 million in fiscal 2012; and

•	non-cash relinquishment liability reassessment credits of $11.4 million and $8.8 million in fiscal 2012 and 2011, respectively.

Net revenues for the fiscal year ended September 30, 2013 compared to the prior fiscal year declined primarily as a result of lower slot revenues at both Mohegan Sun and Mohegan Sun at Pocono Downs.
Net revenues for the fiscal year ended September 30, 2012 compared to the prior fiscal year decreased due to lower gaming revenues at Mohegan Sun. These results were partially offset by higher gaming revenues at Mohegan Sun at Pocono Downs and increased non-gaming revenues at both Mohegan Sun and Mohegan Sun at Pocono Downs.
Income from operations for the fiscal year ended September 30, 2013 compared to the prior fiscal year increased as a result of lower operating costs and expenses resulting, in part, from our workforce reductions and other cost saving initiatives, as well as changes in our operations designed to improve profitability and our continued focus on managing expenses and enhancing operating efficiencies. These results were partially offset by the reduction in net revenues and higher Corporate expenses.
Income from operations for the fiscal year ended September 30, 2012 compared to the prior fiscal year declined due to the reduction in net revenues, combined with $12.5 million in severance charges resulting from a workforce reduction initiative implemented in September 2012 at Mohegan Sun. Income from operations for the fiscal year ended September 30, 2012 also reflected changes in our operations designed to improve profitability and our focus on managing expenses and enhancing operating efficiencies.
Net income attributable to the Authority for the fiscal year ended September 30, 2013 compared to the prior fiscal year declined primarily as a result of higher interest expense, partially offset by the growth in income from operations.
Net income attributable to the Authority for the fiscal year ended September 30, 2012 compared to the prior fiscal year declined primarily due to higher interest expense and the loss on early exchange of debt, combined with the reduction in income from operations.
Mohegan Sun
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2013	2012	2011	13 vs. 12	12 vs. 11	13 vs. 12	12 vs. 11
Gaming	$911,180	$957,657	$1,004,025	$(46,477)	$(46,368)	(4.9)%	(4.6)%
Food and beverage	60,026	66,651	66,828	(6,625)	(177)	(9.9)%	(0.3)%
Hotel	40,873	39,609	35,892	1,264	3,717	3.2%	10.4%
Retail, entertainment and other	108,508	103,190	102,262	5,318	928	5.2%	0.9%
Total	$1,120,587	$1,167,107	$1,209,007	$(46,520)	$(41,900)	(4.0)%	(3.5)%

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Fiscal Years Ended September 30,
	2013	2012	2011
Gaming	81.3%	82.1%	83.0%
Food and beverage	5.4%	5.7%	5.5%
Hotel	3.6%	3.4%	3.0%
Retail, entertainment and other	9.7%	8.8%	8.5%
Total	100.0%	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2013	2012	2011	13 vs. 12	12 vs. 11	13 vs. 12	12 vs. 11
Slots:
Handle	$7,527,822	$8,182,177	$8,812,893	$(654,355)	$(630,716)	(8.0)%	(7.2)%
Gross revenues	$618,680	$675,117	$707,218	$(56,437)	$(32,101)	(8.4)%	(4.5)%
Net revenues	$595,302	$647,966	$679,435	$(52,664)	$(31,469)	(8.1)%	(4.6)%
Free promotional slot plays (1)	$66,261	$64,596	$63,444	$1,665	$1,152	2.6%	1.8%
Weighted average number of machines (in units)	5,553	6,038	6,360	(485)	(322)	(8.0)%	(5.1)%
Hold percentage (gross)	8.2%	8.3%	8.1%	(0.1)%	0.2%	(1.2)%	2.5%
Win per unit per day (gross) (in dollars)	$305	$306	$306	$(1)	—	(0.3)%	—
Table games:
Drop	$1,859,821	$1,922,709	$1,999,693	$(62,888)	$(76,984)	(3.3)%	(3.8)%
Revenues	$300,099	$291,348	$304,665	$8,751	$(13,317)	3.0%	(4.4)%
Weighted average number of games (in units)	285	311	325	(26)	(14)	(8.4)%	(4.3)%
Hold percentage (2)	16.1%	15.2%	15.2%	0.9%	—	5.9%	—
Win per unit per day (in dollars)	$2,886	$2,559	$2,567	$327	$(8)	12.8%	(0.3)%
Poker:
Revenues	$9,867	$11,280	$11,768	$(1,413)	$(488)	(12.5)%	(4.1)%
Weighted average number of tables (in units)	42	42	42	—	—	—	—
Revenue per unit per day (in dollars)	$644	$734	$768	$(90)	$(34)	(12.3)%	(4.4)%
 ________________________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the fiscal year ended September 30, 2013 compared to the prior fiscal year declined primarily as a result of lower slot revenues. The reduction in slot revenues was due to lower business volumes which we believe was primarily driven by a weak regional economic environment and its related impact on consumer discretionary spending, combined with the impact of competition. We believe the decline in business volumes also reflected continued changes in our operations designed to improve profitability. The decrease in slot revenues was partially offset by increased table game revenues which benefited from higher table games hold percentage.

Gaming revenues for the fiscal year ended September 30, 2012 compared to the prior fiscal year decreased primarily due to lower slot and table game revenues. We believe the reductions in slot and table game revenues reflected additional gaming capacity in the Northeast gaming market and a weak regional economic environment. In addition, we believe gaming revenues declined due to changes in our operations designed to improve profitability, including changes in the slot mix on our gaming floor, and a shift in hotel occupancy from casino patrons to transient guests.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2013	2012	2011	13 vs. 12	12 vs. 11	13 vs. 12	12 vs. 11
Meals served	2,798	3,252	3,373	(454)	(121)	(14.0)%	(3.6)%
Average price per meal served (in dollars)	$16.15	$16.20	$15.82	$(0.05)	$0.38	(0.3)%	2.4%

Food and beverage revenues for the fiscal year ended September 30, 2013 compared to the prior fiscal year decreased primarily due to the decline in meals served. The decline in meals served reflected continued changes in our operations designed to improve profitability, including the replacement of a Mohegan Sun-owned food and beverage outlet with a third-party operator.

Food and beverage revenues for the fiscal year ended September 30, 2012 compared to the prior fiscal year were relatively flat.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2013	2012	2011	13 vs. 12	12 vs. 11	13 vs. 12	12 vs. 11
Rooms occupied	415	413	415	2	(2)	0.5%	(0.5)%
Occupancy rate	96.8%	96.1%	96.8%	0.7%	(0.7)%	0.7%	(0.7)%
Average daily room rate (in dollars)	$94	$91	$83	$3	$8	3.3%	9.6%
Revenue per available room (in dollars)	$91	$87	$80	$4	$7	4.6%	8.8%

Hotel revenues for the fiscal year ended September 30, 2013 compared to the prior fiscal year increased primarily as a result of an increase in hotel occupancy by higher paying transient guests.

Hotel revenues for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased due to the increase in average daily room rate, reflecting a shift in hotel occupancy to higher paying transient guests.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2013	2012	2011	13 vs. 12	12 vs. 11	13 vs. 12	12 vs. 11
Arena events (in events)	108	125	117	(17)	8	(13.6)%	6.8%
Arena tickets	675	743	701	(68)	42	(9.2)%	6.0%
Average price per Arena ticket (in dollars)	$53.58	$44.05	$51.38	$9.53	$(7.33)	21.6%	(14.3)%

Retail, entertainment and other revenues for the fiscal year ended September 30, 2013 compared to the prior fiscal year increased primarily due to higher entertainment revenues resulting from the increase in average price per Arena ticket. The increase in average price per Arena ticket reflected an increase in the number of headliner shows held at the Mohegan Sun Arena.

Retail, entertainment and other revenues for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased primarily as a result of additional gasoline revenues from the September 2011 opening of our employee gas station. These results were partially offset by lower entertainment revenues reflecting a reduction in the number of headliner shows at the Mohegan Sun Arena.

Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2013	2012	2011	13 vs. 12	12 vs. 11	13 vs. 12	12 vs. 11
Food and beverage	$22,747	$26,594	$30,284	$(3,847)	$(3,690)	(14.5)%	(12.2)%
Hotel	13,798	14,126	14,850	(328)	(724)	(2.3)%	(4.9)%
Retail, entertainment and other	41,964	42,370	48,547	(406)	(6,177)	(1.0)%	(12.7)%
Total	$78,509	$83,090	$93,681	$(4,581)	$(10,591)	(5.5)%	(11.3)%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2013	2012	2011	13 vs. 12	12 vs. 11	13 vs. 12	12 vs. 11
Food and beverage	$22,893	$25,950	$30,003	$(3,057)	$(4,053)	(11.8)%	(13.5)%
Hotel	7,215	7,753	8,873	(538)	(1,120)	(6.9)%	(12.6)%
Retail, entertainment and other	38,346	38,471	40,191	(125)	(1,720)	(0.3)%	(4.3)%
Total	$68,454	$72,174	$79,067	$(3,720)	$(6,893)	(5.2)%	(8.7)%

Promotional allowances for the fiscal year ended September 30, 2013 compared to the prior fiscal year decreased primarily as a result of the decline in gaming revenues resulting in lower redemptions under the Momentum program.

Promotional allowances for the fiscal year ended September 30, 2012 compared to the prior fiscal year declined primarily due to changes in our operations designed to improve profitability, combined with lower redemptions under the Momentum program.

Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2013	2012	2011	13 vs. 12	12 vs. 11	13 vs. 12	12 vs. 11
Gaming	$507,069	$555,664	$578,678	$(48,595)	$(23,014)	(8.7)%	(4.0)%
Food and beverage	33,668	36,134	33,061	(2,466)	3,073	(6.8)%	9.3%
Hotel	14,339	14,293	12,996	46	1,297	0.3%	10.0%
Retail, entertainment and other	42,713	39,562	33,234	3,151	6,328	8.0%	19.0%
Advertising, general and administrative	163,440	167,968	172,309	(4,528)	(4,341)	(2.7)%	(2.5)%
Depreciation and amortization	68,342	69,912	69,833	(1,570)	79	(2.2)%	0.1%
Loss on disposition of assets	222	68	—	154	68	226.5%	100.0%
Severance	(146)	12,497	242	(12,643)	12,255	(101.2)%	5,064.0%
Relinquishment liability reassessment	(249)	(11,439)	(8,805)	11,190	(2,634)	(97.8)%	29.9%
Total	$829,398	$884,659	$891,548	$(55,261)	$(6,889)	(6.2)%	(0.8)%

Gaming costs and expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year decreased primarily as a result of reduced payroll costs resulting from our September 2012 workforce reduction, combined with lower slot win and free promotional slot play contribution expenses commensurate with the declines in slot revenues. The reduction in gaming costs and expenses also resulted from continued changes in our operations designed to improve profitability, including lower casino marketing and promotional expenditures. In addition, the decline in gaming costs and expenses reflected lower costs related to Momentum Dollar redemptions at Mohegan Sun-owned facilities. Expenses associated with the combined slot win and free promotional slot play contributions totaled $155.8 million and $173.1 million for the fiscal years ended September 30, 2013 and 2012, respectively. Gaming costs and expenses as a percentage of gaming revenues were 55.6% and 58.0% for the fiscal years ended September 30, 2013 and 2012, respectively.

Gaming costs and expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year decreased primarily due to lower slot win contribution expenses commensurate with the decline in slot revenues. The reduction in gaming costs and expenses also reflected changes in our operations designed to improve profitability, including lower costs related to Momentum Dollar redemptions at third-party outlets and Mohegan Sun-owned facilities and reduced payroll costs. These results were partially offset by higher casino marketing and promotional expenses in response to the competitive promotional environment. Expenses associated with the combined slot win and free promotional slot play contributions totaled $173.1 million and $183.8 million for the fiscal years ended September 30, 2012 and 2011, respectively. Gaming costs and expenses as a percentage of gaming revenues were 58.0% and 57.6% for the fiscal years ended September 30, 2012 and 2011, respectively.
Food and beverage costs and expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year declined primarily as a result of lower payroll costs and cost of goods sold reflecting our workforce reduction and other cost saving initiatives implemented in September 2012, including the replacement of a Mohegan Sun-owned food and beverage outlet with a third-party operator. These results were partially offset by reduced use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses.
Food and beverage costs and expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased primarily due to reduced use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year were relatively flat.
Hotel costs and expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased primarily as a result of reduced use of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year increased primarily as a result of higher direct entertainment costs reflecting an increase in the number of headliner shows held at the Mohegan Sun Arena, combined with increased cost of goods sold for gasoline as a result of an increase in patronage at the Mohegan Sun gasoline and convenience center. These results were partially offset by lower Arena expenses due to the reduction in the overall number of events held at the Mohegan Sun Arena.
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased primarily due to higher cost of goods sold for gasoline commensurate with the growth in gasoline revenues and reduced use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs and expenses being allocated to gaming costs and expenses.
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year declined primarily as a result of lower payroll costs and certain other expenditures, reflecting, in part, our workforce reduction and other cost saving initiatives implemented in September 2012.
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year declined primarily due to reductions in insurance and utility costs, as well as expenses associated with services provided by the State of Connecticut.
Depreciation and amortization expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year decreased primarily due to assets becoming fully depreciated.
Depreciation and amortization expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year were relatively flat.
Severance for the fiscal year ended September 30, 2013 resulted from adjustments to the initial estimates utilized under our September 2012 workforce reduction plan. Cash payments commenced in October 2012 and are anticipated to be completed in September 2014.
Severance for the fiscal year ended September 30, 2012 resulted from initial charges related to our September 2012 workforce reduction plan.
Relinquishment liability reassessments for the fiscal years ended September 30, 2013 and 2012 had the effect of reducing operating expenses. The relinquishment liability reassessment credits resulted from reductions in Mohegan Sun revenue projections as of the end of each respective fiscal year compared to projections as of the end of the related prior fiscal year. Our accounting policy is to reassess Mohegan Sun revenue projections, and consequently the relinquishment liability, at least annually in conjunction with our budgeting process or when necessary to account for material increases or decreases in Mohegan Sun revenue projections over the remaining relinquishment period, which expires on December 31, 2014.
Mohegan Sun at Pocono Downs
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2013	2012	2011	13 vs. 12	12 vs. 11	13 vs. 12	12 vs. 11
Gaming	$279,022	$296,901	$285,631	$(17,879)	$11,270	(6.0)%	3.9%
Food and beverage	26,225	25,498	24,244	727	1,254	2.9%	5.2%
Retail, entertainment and other	8,661	8,630	8,306	31	324	0.4%	3.9%
Total	$313,908	$331,029	$318,181	$(17,121)	$12,848	(5.2)%	4.0%

The following table summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Fiscal Years Ended September 30,
	2013	2012	2011
Gaming	88.9%	89.7%	89.8%
Food and beverage	8.3%	7.7%	7.6%
Retail, entertainment and other	2.8%	2.6%	2.6%
Total	100.0%	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2013	2012	2011	13 vs. 12	12 vs. 11	13 vs. 12	12 vs. 11
Slots:
Handle	$2,897,095	$2,976,891	$2,916,204	$(79,796)	$60,687	(2.7)%	2.1%
Gross revenues	$220,127	$237,788	$227,328	$(17,661)	$10,460	(7.4)%	4.6%
Net revenues	$220,151	$237,800	$227,215	$(17,649)	$10,585	(7.4)%	4.7%
Free promotional slot plays (1)	$76,736	$61,790	$65,098	$14,946	$(3,308)	24.2%	(5.1)%
Weighted average number of machines (in units)	2,332	2,332	2,390	—	(58)	—	(2.4)%
Hold percentage (gross)	7.6%	8.0%	7.8%	(0.4)%	0.2%	(5.0)%	2.6%
Win per unit per day (gross) (in dollars)	$259	$279	$261	$(20)	$18	(7.2)%	6.9%
Table games:
Drop	$197,173	$211,244	$206,922	$(14,071)	$4,322	(6.7)%	2.1%
Revenues	$39,547	$39,163	$36,739	$384	$2,424	1.0%	6.6%
Weighted average number of games (in units)	66	66	66	—	—	—	—
Hold percentage (2)	20.1%	18.5%	17.8%	1.6%	0.7%	8.6%	3.9%
Win per unit per day (in dollars)	$1,642	$1,620	$1,525	$22	$95	1.4%	6.2%
Poker:
Revenues	$3,957	$3,839	$4,286	$118	$(447)	3.1%	(10.4)%
Weighted average number of tables (in units)	18	18	18	—	—	—	—
Revenue per unit per day (in dollars)	$602	$583	$652	$19	$(69)	3.3%	(10.6)%
 ________________________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the fiscal year ended September 30, 2013 compared to the prior fiscal year declined primarily as a result of lower slot revenues. We believe the reduction in slot revenues reflected a weak regional economic environment due, in part, to recent increases in payroll and local property taxes, combined with construction disruptions associated with our hotel and convention center expansion. We believe the decline in gaming revenues also reflected continued changes in our operations designed to improve profitability.

Gaming revenues for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased primarily due to higher slot revenues. The growth in slot revenues reflected strong patron response to our promotional offers.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2013	2012	2011	13 vs. 12	12 vs. 11	13 vs. 12	12 vs. 11
Meals served	731	727	787	4	(60)	0.6%	(7.6)%
Average price per meal served (in dollars)	$16.41	$15.75	$14.84	$0.66	$0.91	4.2%	6.1%
Food and beverage revenues for the fiscal year ended September 30, 2013 compared to the prior fiscal year increased primarily as a result of continued changes in our operations designed to improve profitability.
Food and beverage revenues for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased due to changes in promotional beverage offers.
Retail, entertainment and other revenues for the fiscal year ended September 30, 2013 compared to the prior fiscal year were relatively flat.
Retail, entertainment and other revenues for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased primarily due to higher ATM commissions and changes in promotional tobacco offers.
Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2013	2012	2011	13 vs. 12	12 vs. 11	13 vs. 12	12 vs. 11
Food and beverage	$15,576	$14,276	$13,426	$1,300	$850	9.1%	6.3%
Retail and entertainment	1,684	1,754	1,702	(70)	52	(4.0)%	3.1%
Total	$17,260	$16,030	$15,128	$1,230	$902	7.7%	6.0%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2013	2012	2011	13 vs. 12	12 vs. 11	13 vs. 12	12 vs. 11
Food and beverage	$11,232	$11,135	$10,801	$97	$334	0.9%	3.1%
Retail and entertainment	1,808	2,015	2,054	(207)	(39)	(10.3)%	(1.9)%
Total	$13,040	$13,150	$12,855	$(110)	$295	(0.8)%	2.3%

Promotional allowances for the fiscal year ended September 30, 2013 compared to the prior fiscal year increased due to higher food and beverage promotional offers designed to drive increased patron visitation.

Promotional allowances for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased as a result of higher redemptions under the Momentum program and changes in certain promotional offers.

Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2013	2012	2011	13 vs. 12	12 vs. 11	13 vs. 12	12 vs. 11
Gaming	$201,860	$216,245	$211,773	$(14,385)	$4,472	(6.7)%	2.1%
Food and beverage	7,907	8,815	8,454	(908)	361	(10.3)%	4.3%
Retail, entertainment and other	1,146	1,161	1,612	(15)	(451)	(1.3)%	(28.0)%
Advertising, general and administrative	29,233	30,203	29,683	(970)	520	(3.2)%	1.8%
Depreciation and amortization	11,858	14,994	20,040	(3,136)	(5,046)	(20.9)%	(25.2)%
Loss on disposition of assets	19	285	—	(266)	285	(93.3)%	100.0%
Severance	175	—	—	175	—	100.0%	—
Pre-opening	687	—	—	687	—	100.0%	—
Total	$252,885	$271,703	$271,562	$(18,818)	$141	(6.9)%	0.1%
Gaming costs and expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year declined primarily as a result of lower Pennsylvania slot machine tax expenses commensurate with the reduction in slot revenues. The decline in gaming costs and expenses also reflected lower Pennsylvania regulatory fees resulting from a temporary suspension of this assessment in May and June 2013, as well as reduced Pennsylvania table game tax expenses due to a reduction in the Pennsylvania table game tax rate. During the initial two years of operation, the Pennsylvania table game tax was 14%, plus 2% in local share assessments. Following the initial two years of operation, the Pennsylvania table game tax was reduced to 12%, plus the 2% local share assessments. Mohegan Sun at Pocono Downs concluded its initial two years of table game operations on July 13, 2012. In addition, the reduction in gaming costs and expenses resulted from continued changes in our operations designed to improve profitability. Expenses associated with the Pennsylvania slot machine tax totaled $124.0 million and $134.2 million for the fiscal years ended September 30, 2013 and 2012, respectively. Expenses associated with the Pennsylvania table game tax totaled $6.1 million and $6.8 million for the fiscal years ended September 30, 2013 and 2012, respectively. Gaming costs and expenses as a percentage of gaming revenues were 72.3% and 72.8% for the fiscal years ended September 30, 2013 and 2012, respectively.
Gaming costs and expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased primarily due to higher Pennsylvania slot machine tax commensurate with the growth in slot revenues. The increase in gaming costs and expenses also reflected higher payroll costs. Expenses associated with the Pennsylvania slot machine tax totaled $134.2 million and $129.7 million for the fiscal years ended September 30, 2012 and 2011, respectively. Expenses associated with the Pennsylvania table game tax totaled $6.8 million and $6.6 million for the fiscal years ended September 30, 2012 and 2011, respectively. Gaming costs and expenses as a percentage of gaming revenues were 72.8% and 74.1% for the fiscal years ended September 30, 2012 and 2011, respectively.
Food and beverage costs and expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year decreased primarily as a result of lower payroll costs and certain other expenditures, reflecting, in part, continued changes in our operations designed to improve profitability.
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
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year were relatively flat.
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year declined primarily as a result of lower direct entertainment costs.
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year declined primarily as a result of lower insurance costs, combined with our continued focus on managing expenses.

Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased primarily due to higher insurance and payroll costs, partially offset by lower utility costs.
Depreciation and amortization expenses for the fiscal years ended September 30, 2013 and 2012 compared to the prior fiscal years decreased primarily as a result of fully depreciated assets related to the Phase II facility.
Severance for the fiscal year ended September 30, 2013 resulted from charges related to our March 2013 workforce reduction plan. Cash payments commenced in March 2013 and were completed in August 2013.
Pre-opening costs and expenses for the fiscal year ended September 30, 2013 were comprised of personnel costs associated with the introduction of our hotel and convention center operations which commenced on November 15, 2013.
Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2013	2012	2011	13 vs. 12	12 vs. 11	13 vs. 12	12 vs. 11
Corporate and other:
Gross revenues	$1,390	$374	$—	$1,016	$374	271.7%	100.0%
Less-Promotional allowances	88	77	—	11	77	14.3%	100.0%
Net revenues	$1,302	$297	$—	$1,005	$297	338.4%	100.0%

Expenses	$28,122	$17,379	$16,704	$10,743	$675	61.8%	4.0%
Depreciation	117	124	159	(7)	(35)	(5.6)%	(22.0)%
Severance (1)	—	24	2	(24)	22	(100.0)%	1,100.0%
Total expenses	$28,239	$17,527	$16,865	$10,712	$662	61.1%	3.9%
 ________________________

(1)	Workforce reduction severance.
Corporate and other revenues for the fiscal years ended September 30, 2013 and 2012 primarily represented management fees earned and reimbursable expenses incurred by Mohegan Gaming Advisors, LLC, our wholly-owned unrestricted subsidiary, and its subsidiaries, which entered into a joint venture and management arrangement with the owner of Resorts Casino Hotel in July 2012.
Corporate and other expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year increased primarily as a result of higher professional and development related expenditures, including expenditures associated with our pursuit of a Massachusetts casino license, combined with increased refinancing related costs.
Corporate and other expenses for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased primarily due to higher development related expenditures.

Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2013	2012	2011	13 vs. 12	12 vs. 11	13 vs. 12	12 vs. 11
Accretion of discount to the relinquishment liability (1)	$(4,974)	$(8,248)	$(11,366)	$3,274	$3,118	(39.7)%	(27.4)%
Interest income (2)	6,271	4,492	2,732	1,779	1,760	39.6%	64.4%
Interest expense, net of capitalized interest	(170,150)	(146,057)	(117,710)	(24,093)	(28,347)	16.5%	24.1%
Loss on early exchange of debt and write-off of debt issuance costs	(11,516)	(14,326)	—	2,810	(14,326)	(19.6)%	100.0%
Other expense, net (3)	(1,595)	(44)	(217)	(1,551)	173	3,525.0%	(79.7)%
Total other expense	$(181,964)	$(164,183)	$(126,561)	$(17,781)	$(37,622)	10.8%	29.7%
 ________________________

(1)	Reflected accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Primarily represented interest earned on long-term receivables.

(3)	Primarily represented loss from unconsolidated affiliates.

Interest expense for the fiscal year ended September 30, 2013 compared to the prior fiscal year increased primarily as a result of higher weighted average interest rate. Weighted average interest rate was 10.1% for the fiscal year ended September 30, 2013 compared to 8.8% in the prior fiscal year. The increase in weighted average interest rate was driven by our March 2012 refinancing transactions. Weighted average outstanding debt was $1.70 billion for the fiscal year ended September 30, 2013 compared to $1.66 billion in the prior fiscal year.

Interest expense for the fiscal year ended September 30, 2012 compared to the prior fiscal year increased due to higher weighted average interest rate. Weighted average interest rate was 8.8% for the fiscal year ended September 30, 2012 compared to 7.1% in the prior fiscal year. Weighted average outstanding debt was $1.66 billion for the fiscal year ended September 30, 2012 compared to $1.65 billion in the prior fiscal year.

Loss on early exchange of debt and write-off of debt issuance costs for the fiscal year ended September 30, 2013 primarily represented financing fees expensed in connection with our July and August 2013 refinancing transactions. We incurred approximately $12.8 million in transaction costs in connection with this refinancing, of which $3.8 million was expensed and $8.6 million was capitalized. The remaining $400,000 in transaction costs was recorded as a discount on long-term debt. In addition, $7.3 million in previously capitalized transaction costs was expensed in connection with this refinancing.

Loss on early exchange of debt and write-off of debt issuance costs for the fiscal year ended September 30, 2012 represented financing fees expensed in connection with our March 2012 refinancing transactions. We incurred approximately $57.6 million in transaction costs in connection with this refinancing, of which $14.3 million was expensed and $24.3 million was capitalized. The remaining $19.0 million in transaction costs was recorded as a discount on long-term debt.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun at Pocono Downs during the months of May through August. Accordingly, our results of operations for the fiscal year ended September 30, 2013 are not necessarily indicative of the operating results for interim periods.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2013	2012	2011	13 vs. 12	12 vs. 11	13 vs. 12	12 vs. 11
Net cash provided by operating activities	$102,951	$176,997	$194,278	$(74,046)	$(17,281)	(41.8)%	(8.9)%
Net cash used in investing activities	(33,168)	(91,336)	(52,177)	58,168	(39,159)	(63.7)%	75.1%
Net cash used in financing activities	(120,243)	(83,751)	(93,824)	(36,492)	10,073	43.6%	(10.7)%
Net increase (decrease) in cash and cash equivalents	$(50,460)	$1,910	$48,277	$(52,370)	$(46,367)	(2,741.9)%	(96.0)%

As of September 30, 2013 and 2012, we held cash and cash equivalents of $63.6 million and $114.1 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts and relinquishment liability reassessments. The decline in cash provided by operating activities for the fiscal year ended September 30, 2013 compared to the prior fiscal year resulted primarily from higher working capital requirements, including the timing of interest payments driven by our March 2012 refinancing transactions, as well as the timing of workforce reduction related severance payments. The decline in cash provided by operating activities for the fiscal year ended September 30, 2013 also reflects lower net income after adjustments for non-cash items. The decrease in cash provided by operating activities for the fiscal year ended September 30, 2012 compared to the prior fiscal year reflected a reduction in net income after adjustments for non-cash items, partially offset by lower working capital requirements.
Operating activities are a significant source of our cash flows. We utilize cash flows from operations for scheduled interest payments, relinquishment payments, planned capital expenditures other than Project Sunlight, a hotel and convention center expansion at Mohegan Sun at Pocono Downs, distributions to the Tribe, projected working capital needs and debt reduction, as well as to make investments, from time to time. There are numerous potential factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

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
The decline in cash used in investing activities for the fiscal year ended September 30, 2013 compared to the prior fiscal year was primarily attributable to lower capital expenditures after factoring in the decrease in restricted cash. The increase in cash used in investing activities for the fiscal year ended September 30, 2012 compared to the prior fiscal year primarily reflected cash held by Downs Lodging, LLC, or Downs Lodging, our wholly-owned unrestricted subsidiary, which use is restricted to payments for construction expenditures in connection with Project Sunlight.
The increase in cash used in financing activities for the fiscal year ended September 30, 2013 compared to the prior fiscal year was primarily driven by reduced borrowings, partially offset by lower payments of financing fees. The decrease in cash used in financing activities for the fiscal year ended September 30, 2012 compared to the prior fiscal year resulted from increased borrowings primarily reflecting proceeds from a $45.0 million credit facility obtained by Downs Lodging to fund construction expenditures in connection with Project Sunlight. These results were partially offset by higher payments of financing fees and distributions to the Tribe.
Cost Saving Initiatives

In September 2012, we implemented a workforce reduction and other cost saving initiatives at Mohegan Sun, including changes to the slot mix on the gaming floor, modifications to employee medical benefits and the replacement of a Mohegan Sun-owned food and beverage outlet with a third-party operator. We estimated that the resulting labor and operating cost savings totaled approximately $25 million for the fiscal year ended September 30, 2013. In addition, in March 2013, we implemented a number of cost saving initiatives at Mohegan Sun at Pocono Downs. We estimated that the resulting labor and operating cost savings totaled approximately $4 million for the fiscal year ended September 30, 2013, while annual labor and operating cost savings are forecasted to be at least $7 million.

In September 2010, we implemented a workforce reduction at Mohegan Sun, as well as a number of other cost saving initiatives, including modifications to employee medical benefits, consolidation of certain Mohegan Sun-owned food and beverage outlets and replacement of certain other Mohegan Sun-owned food and beverage outlets with third-party operators. We estimated that the resulting labor and operating cost savings totaled approximately $34 million for the fiscal year ended September 30, 2011.
External Sources of Liquidity

On August 15, 2013, we completed a series of refinancing transactions related to certain of our outstanding indebtedness, including a private placement of $500.0 million in aggregate principal amount of senior unsecured notes and the consummation of a tender offer and consent solicitation with respect to certain of our outstanding notes (all further discussed below). The net proceeds from this private placement, together with borrowings under our bank credit facility, were used to repurchase or redeem all of our outstanding 2012 third lien senior secured notes and to repurchase $69.0 million of our outstanding 2012 senior subordinated notes, and to pay related fees and expenses. We incurred approximately $12.8 million in costs in connection with these refinancing transactions, consisting primarily of consulting, legal and tender and consent fees. Based upon conclusions reached in accordance with authoritative guidance issued by the FASB pertaining to debt refinancing, approximately $7.3 million in previously capitalized transaction costs and $3.8 million in new transaction costs were expensed and recorded as a loss on early exchange of debt and write-off of debt issuance costs in fiscal 2013. Approximately $8.6 million in new transaction costs were capitalized and will be amortized over the term of the related debt. The remaining $400,000 in new transaction costs was reflected as a debt discount and will be amortized over the term of the related debt.

On November 19, 2013, we completed certain additional refinancing transactions relating to our bank credit facility, term loan facility and 2009 and 2012 second lien notes, including the repayment and termination of our bank credit facility and term loan facility and the repurchase and redemption of our 2009 and 2012 second lien notes with the proceeds from new senior secured credit facilities (all further discussed below). The discussion below relating to our bank credit facility, the term loan facility and the 2009 and 2012 second lien notes includes a description of the terms of such instruments as they existed at September 30, 2013.

Bank Credit Facilities

First Lien, First Out Credit Facility

In March 2012, we entered into a fourth amended and restated bank credit facility providing for a $400.0 million term loan and a revolving loan with letter of credit and borrowing capacity of up to $75.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as administrative agent, or the bank credit facility. Principal outstanding on the term loan under the bank credit facility is to be repaid at a rate of $1.0 million per quarter. The bank credit facility matures on March 31, 2015, upon which date all outstanding balances are payable in full. As of September 30, 2013, there were $393.0 million in term loans and no revolving loans outstanding under the bank credit facility. As of September 30, 2013, letters of credit issued under the bank credit facility totaled $3.4 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements, we had approximately $71.6 million of borrowing capacity under the bank credit facility as of September 30, 2013.
Borrowings under the bank credit facility incur interest as follows: (i) for base rate revolving loans, base rate plus an applicable margin based on a leverage-based pricing grid between 2.25% and 3.25%; (ii) for Eurodollar rate revolving loans, the applicable LIBOR rate plus an applicable margin based on a leverage-based pricing grid between 3.50% and 4.50%; (iii) for base rate term loans, base rate plus an applicable margin equal to 3.25%; and (iv) for Eurodollar rate term loans, the applicable LIBOR rate plus 4.50%. For Eurodollar rate term loans, LIBOR is subject to a 1.0% floor. There also is a fee of between 0.25% and 0.50%, based on a leverage-based pricing grid, charged on unused revolving commitments. Interest on Eurodollar rate loans is payable at the end of each applicable interest period for periods of three months or less and for loans of more than three months, each March, June, September or December that occurs after the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. As of September 30, 2013, the $393.0 million in term loans outstanding were based on the Eurodollar rate floor of 1.0% plus an applicable margin of 4.50%. The applicable margin for commitment fees was 0.50% as of September 30, 2013.

Our obligations under the bank credit facility are fully and unconditionally guaranteed, jointly and severally, by the Pocono Downs subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming, collectively, the guarantors. The bank credit facility is collateralized by a first priority lien on substantially all of our property and assets and those of the guarantors (other than MBC), including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land and improvements that comprise Mohegan Sun (we and the guarantors, other than MBC, are collectively referred to herein as the grantors). The grantors also are required to pledge additional assets as collateral for the bank credit facility as they and future guarantor subsidiaries acquire them. The liens and security interests granted by the grantors as security for our obligations under the bank credit facility are senior in priority to the liens on the same collateral securing the term loan facility (as defined below) and the 2009 second lien notes and 2012 second lien notes (each as defined below and, collectively, the secured notes). The collateral securing the bank credit facility constitutes substantially all of the grantors' property and assets that secure the term loan facility and the secured notes, but excludes certain excluded assets as defined in the bank credit facility.

The bank credit facility contains negative covenants applicable to us and the guarantors, including negative covenants governing incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions, mergers or consolidations and capital expenditures. Additionally, the bank credit facility includes financial maintenance covenants pertaining to total leverage, senior leverage and minimum fixed charge coverage. At September 30, 2013, the maximum total leverage, maximum senior leverage and minimum fixed charge coverage ratio covenants, as such terms are defined under the bank credit facility, were 6.75 to 1.00, 1.75 to 1.00 and 1.05 to 1.00, respectively.
As of September 30, 2013, we and the Tribe were in compliance with all respective covenant requirements under the bank credit facility.
On November 19, 2013, we repaid and terminated the bank credit facility (further discussed below).

First Lien, Second Out Term Loan Facility

In March 2012, we entered into a loan agreement providing for a $225.0 million first lien, second out term loan with Wells Fargo Gaming Capital, LLC serving as Administrative Agent, or the term loan facility. The term loan facility was issued at a price of 98.0% of par, for an initial yield of approximately 9.6% per annum. The term loan facility has no mandatory amortization and is payable in full on March 31, 2016.

Loans under the term loan facility incur interest as follows: (i) for base rate loans, base rate plus 6.50% per annum and (ii) for Eurodollar rate loans, LIBOR plus 7.50% per annum. In all cases, LIBOR is subject to a 1.50% floor. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or every quarter in arrears, if an interest period exceeds three months. Interest on base rate loans is payable quarterly in arrears. As of September 30, 2013, we had a $225.0 million Eurodollar rate loan outstanding, which was based on the Eurodollar rate floor of 1.50% plus an applicable margin of 7.50%.

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
As of September 30, 2013, we and the Tribe were in compliance with all respective covenant requirements under the term loan facility.

On November 19, 2013, we repaid and terminated the term loan facility (further discussed below).

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

In March 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2009 second lien notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2009 second lien notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2009 second lien notes tendered and exchanged was $199.8 million. An aggregate principal amount of $200,000 of 2009 second lien notes remains outstanding as of September 30, 2013.

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

On November 19, 2013, we redeemed all of our outstanding 2009 second lien notes (further discussed below).

2012 11 ½% Second Lien Senior Secured Notes
In March 2012, we issued $199.8 million second lien senior secured notes with fixed interest payable at a rate of 11.50% per annum, or the 2012 second lien notes, in exchange for an equal amount of 2009 second lien notes. The 2012 second lien notes mature on November 1, 2017. We may redeem the 2012 second lien notes, in whole or in part, at any time prior to November 1, 2014, at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest. On or after November 1, 2014, we may redeem the 2012 second lien notes, in whole or in part, at a premium decreasing ratably to zero, plus accrued interest. If a change of control of us occurs, we must offer to repurchase the 2012 second lien notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if we undertake certain types of asset sales or suffers events of loss, and we do not use the related sale or insurance proceeds for specified purposes, we may be required to offer to repurchase the 2012 second lien notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 second lien notes is payable semi-annually on May 1st and November 1st..

In July 2013, we solicited and received requisite consents from tendering holders of the 2012 second lien notes to certain amendments to the indenture governing the notes. The amendments, which became operative in August 2013, permitted us to refinance our outstanding subordinated indebtedness with senior unsecured indebtedness and to enter into certain transactions with the Tribe in the event that the Tribe constructs a hotel on Tribal land currently leased by us.

Our 2012 second lien notes and the related guarantees are secured by second lien security interests in substantially all of the grantors property and assets. These liens are junior in priority to the liens on the same collateral securing our bank credit facility and term loan facility (and permitted replacements thereof) and to all other permitted prior liens, including liens securing certain hedging obligations. The collateral securing the 2012 second lien notes constitutes substantially all of the grantors' property and assets that secure the bank credit facility and term loan facility and the 2009 second lien notes, but excludes certain excluded assets as defined in the 2012 second lien notes indenture. The 2012 second lien notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.

The 2012 second lien notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

On November 19, 2013, we repurchased or redeemed all of our outstanding 2012 second lien notes (further discussed below).

2012 10 ½% Third Lien Senior Secured Notes

In March 2012, we issued $417.7 million third lien senior secured notes with fixed interest payable at a rate of 10.50% per annum, or the 2012 third lien notes, in exchange for $234.2 million of 2005 senior unsecured notes and $183.5 million of 2002 8% senior subordinated notes. The 2012 third lien notes were scheduled to mature on December 15, 2016. The 2012 third lien notes were redeemable, in whole or in part, at any time at a price equal to 100% of the principal amount plus accrued interest.

On August 15, 2013, we completed a tender offer and consent solicitation for our outstanding 2012 third lien notes. As part of the tender offer, we solicited and received requisite consents from tendering holders to certain amendments to the indentures governing the 2012 third lien notes, which eliminated certain restrictive covenants under the notes and related indenture. Pursuant to this transaction, we repurchased or redeemed all of our outstanding 2012 third lien notes in the aggregate principal amount of$417.7 million.

Senior Unsecured Notes

2013 9 3/4% Senior Unsecured Notes

On August 15, 2013, we issued $500.0 million senior unsecured notes with fixed interest payable at a rate of 9.75% per annum, or the 2013 senior unsecured notes. The net proceeds from this transaction, together with borrowings under the bank credit facility, were used to repurchase or redeem all of our outstanding 2012 third lien notes and to repurchase $69.0 million of our outstanding 2012 senior subordinated notes, and to pay related fees and expenses. The 2013 senior unsecured notes mature on September 1, 2021. We may redeem the 2013 senior unsecured notes, in whole or in part, at any time prior to September 1, 2016 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest and additional interest (pursuant to the registration rights agreement described below), if any, to the date of redemption. On or after September 1, 2016, we may redeem the 2013 senior unsecured notes, in whole or in part, at specified redemption prices, together with accrued interest and additional interest, if any, to the date of redemption. If we experience specific kinds of change of control triggering events, we must offer to repurchase the 2013 senior unsecured notes at a price equal to 101% of the principal amount thereof, plus accrued interest and additional interest, if any, to the purchase date. In addition, if we undertake certain types of asset sales and do not use the related sale proceeds for specified purposes, we may be required to offer to repurchase the 2013 senior unsecured notes at a price equal to 100% of the principal amount, plus accrued interest and additional interest, if any. Interest on the 2013 senior unsecured notes is payable semi-annually on March 1st and September 1st, commencing March 1, 2014.
The 2013 senior unsecured notes are uncollateralized general obligations, and are effectively subordinated to all of our and the guarantors' and future guarantor subsidiaries' senior secured indebtedness, including the bank credit facility, term loan facility, 2009 second lien notes and 2012 second lien notes, to the extent of the value of the collateral securing such indebtedness. The 2013 senior unsecured notes also are effectively subordinated to any indebtedness and other liabilities (including trade payables) of our subsidiaries that do not guarantee the 2013 senior unsecured notes. The 2013 senior unsecured notes rank equally in right of payment with our other unsecured, unsubordinated indebtedness, including trade payables and the senior portion of our payment obligations under our relinquishment agreement. The 2013 senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.
The 2013 senior unsecured notes indenture contains certain covenants that, subject to certain significant exceptions, limit, among other things, our and our guarantors’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or transfer and sell assets. The 2013 senior unsecured notes indenture includes customary events of default, including, but not limited to, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay certain other indebtedness the occurrence of which is caused by a failure to pay principal, premium or interest or results in the acceleration of such indebtedness, certain events of bankruptcy and insolvency and certain judgment defaults.

The 2013 senior unsecured notes and guarantees have not been registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

Registration Rights Agreement

On August 15, 2013, we and the guarantors entered into a registration rights agreement with Credit Suisse Securities (USA) LLC and RBS Securities Inc., as representatives of the initial purchasers of the 2013 senior unsecured notes. Upon the terms and subject to the conditions of this agreement, we agreed to offer to exchange the 2013 senior unsecured notes pursuant to a registration statement effective within 240 days of issuance for a new issue of substantially identical debt securities registered under the Securities Act of 1933. Under certain circumstances, we also may be obligated under the registration rights agreement to file a shelf registration statement with respect to the 2013 senior unsecured notes.

2005 6 1/8% Senior Unsecured Notes
In February 2005,we issued $250.0 million senior unsecured notes with fixed interest payable at a rate of 6.125% per annum, or the 2005 senior unsecured notes. Subsequent to our March 2012 private exchange offer, $15.8 million of the 2005 senior unsecured notes remained outstanding, which amount, including accrued interest, was repaid at maturity on February 15, 2013 with cash on hand.
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
In March 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2004 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 senior subordinated notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 senior subordinated notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million of the 2004 senior subordinated notes remains outstanding as of September 30, 2013.
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

In March 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2005 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 senior subordinated notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 senior subordinated notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million of the 2005 senior subordinated notes remains outstanding as of September 30, 2013.

2012 11% Senior Subordinated Notes

In March 2012, we issued $344.2 million senior subordinated toggle notes with fixed interest payable at a rate of 11% per annum, or the 2012 senior subordinated notes, in exchange for $203.8 million of 2004 senior subordinated notes and $140.3 million of 2005 senior subordinated notes. The 2012 senior subordinated notes mature on September 15, 2018. We may redeem the 2012 senior subordinated notes, in whole or in part, at any time, at a price equal to 100% of the principal amount plus accrued interest. If a change of control of us occurs, we must offer to repurchase the 2012 senior subordinated notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if we undertake certain types of asset sales or suffers events of loss, and we do not use the related sale or insurance proceeds for specified purposes, we may be required to offer to repurchase the 2012 senior subordinated notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 senior subordinated notes is payable semi-annually on March 15th and September 15th. The initial interest payment on the 2012 senior subordinated notes was payable entirely in cash. For any subsequent interest payment period through March 15, 2018, we may, at our option, elect to pay interest on the 2012 senior subordinated notes either entirely in cash or by paying up to 2% in 2012 senior subordinated notes, or PIK interest. If we elect to pay PIK interest, such election will increase the principal amount of the 2012 senior subordinated notes in an amount equal to the amount of PIK interest for the applicable interest payment period to holders of 2012 senior subordinated notes on the relevant record date.

On August 15, 2013, we repurchased $69.0 million aggregate principal amount of 2012 senior subordinated notes. An aggregate principal amount of $275.2 million of the 2012 senior subordinated notes remains outstanding as of September 30, 2013.

The 2012 senior subordinated notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

Our senior subordinated notes are uncollateralized general obligations, and are subordinated to borrowings under the bank credit facility, term loan facility, 2009 second lien notes, 2012 second lien notes and 2013 senior unsecured notes. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.

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

As of September 30, 2013, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
We or our affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and our liquidity and covenant requirement restrictions, among other factors.
Line of Credit
As of September 30, 2013, we had a $16.5 million revolving credit facility with Bank of America, N.A. maturing on March 31, 2015, or the line of credit. Pursuant to provisions of the bank credit facility, the line of credit may be replaced by an autoborrow loan governed by the terms of an autoborrow agreement described in the bank credit facility. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations. As of September 30, 2013, no amount was drawn on the line of credit. The line of credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the bank credit facility. As of September 30, 2013, we were in compliance with all covenant requirements under the line of credit and had $16.5 million of borrowing capacity thereunder.
On November 19, 2013, we amended and restated the line of credit in connection with the refinancing of the bank credit facility (further discussed below).
2009 Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, LLC, or Salishan-Mohegan, referred to herein as the 2009 Mohegan Tribe promissory note which matures on September 30, 2014. The 2009 Mohegan Tribe promissory note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly in the amount of $1.2 million, commencing December 31, 2013 and continuing through June 30, 2014, with the balance of accrued and unpaid interest due at maturity. Principal outstanding under the 2009 Mohegan Tribe promissory note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 and continuing through September 30, 2013 and (ii) $875,000 per quarter, commencing December 31, 2013.
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
Mohegan Tribe Credit Facility

In March 2012, the Tribe extended a revolving credit facility issued to Salishan-Mohegan with a borrowing capacity of $1.45 million, or the Mohegan Tribe credit facility. The Mohegan Tribe credit facility matured on September 30, 2013. As of September 30, 2013, no amount was outstanding under the Mohegan Tribe credit facility.
2013 Mohegan Tribe Promissory Note

In March 2013, Mohegan Gaming & Hospitality, LLC, or MG&H, purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a promissory note in the principal amount of $7.4 million, or the 2013 Mohegan Tribe promissory note. The 2013 Mohegan Tribe promissory note matures on December 31, 2018. The 2013 Mohegan Tribe promissory note accrues interest at an annual rate of 4.0% payable quarterly, commencing June 30, 2013.

Downs Lodging Credit Facility

In July 2012, Downs Lodging, a single purpose entity and our wholly-owned unrestricted subsidiary, entered into a credit agreement providing for a $45.0 million term loan, or the Downs Lodging credit facility, from a third-party lender. The proceeds of the Downs Lodging credit facility are being used by Downs Lodging to finance Project Sunlight, a hotel and convention center expansion project being developed and built by Downs Lodging at Mohegan Sun at Pocono Downs. The Downs Lodging credit facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging credit facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging credit facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging credit facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of September 30, 2013, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging credit facility.

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

November 2013 Refinancing Transactions

On November 19, 2013, we completed certain refinancing transactions relating to our bank credit facility, term loan facility and 2009 and 2012 second lien notes:
Senior Secured Credit Facilities
On November 19, 2013, we entered into a loan agreement among us, the Tribe, the guarantors, RBS Citizens, N.A. as administrative and collateral agent, and the other lenders and financial institutions party thereto, providing for $955 million in aggregate principal amount of senior secured credit facilities, or the senior secured credit facilities, comprised of a $100 million senior secured revolving credit facility, or the revolving facility, a $125 million senior secured term loan A facility, or the term loan A facility, and a $730 million senior secured term loan B facility, or the term loan B facility. The senior secured credit facilities mature on July 15, 2018, subject to extension based on the satisfaction of certain conditions to November 19, 2018 (in the case of the revolving facility and the term loan A facility) and November 19, 2019 (in the case of the term loan B facility).
The term loan A facility will amortize in equal quarterly installments in an aggregate annual amount equal to 5.0% of the original principal amount for the first year after the closing date, 7.5% of the original principal amount for the second year after the closing date, and 10.0% of the original principal amount in each year thereafter, with the balance payable on the maturity date of the term loan A facility. The term loan B facility will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount. Amortization of the term loan A facility and term loan B facility will begin with the first full fiscal quarter after the closing date. The proceeds from the term loan A facility and term loan B facility, together with a drawing under the revolving facility, were used to repurchase or redeem all of our outstanding 2009 second lien notes and 2012 second lien notes, to otherwise satisfy and discharge the obligations in respect of such notes and to satisfy in full all amounts due under our bank credit facility and term loan facility, and to pay related fees and expenses. The revolving facility will otherwise be available for general corporate purposes.
Borrowings under the senior secured credit facilities will incur interest as follows: (i) for base rate loans under the revolving facility and term loan A facility, a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 basis points and (c) the one-month LIBOR rate plus 100 basis points (the highest of (a), (b) and (c), the “base rate”), plus a leverage-based margin of 250 to 350 basis points; (ii) for Eurodollar rate loans under the revolving facility and term loan A facility, the applicable LIBOR rate plus a leverage-based margin of 350 to 450 basis points; (iii) for base rate loans under the term loan B facility, the base rate (subject to a 2.00% floor) plus 350 basis points; and (iv) for Eurodollar loans under the term loan B facility, the applicable LIBOR rate (subject to a 1.00% LIBOR floor) plus 450 basis points. We also are required to pay a leverage-based commitment fee of between 37.5 and 50 basis points for unused commitments under the revolving facility. Interest on Eurodollar rate loans will be payable at the end of each applicable interest period for periods of three months or less and for loans of more than three months, at intervals of three months duration after the beginning of such interest period. Interest on base rate loans will be payable quarterly in arrears.
Our obligations under the senior secured credit facilities are fully and unconditionally guaranteed, jointly and severally, by each of the guarantors. The collateral securing the senior secured credit facilities constitutes substantially all of our and the grantors’ property and assets.
The senior secured credit facilities contain customary covenants applicable to us and our restricted subsidiaries, including covenants governing: incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions, mergers or consolidations and capital expenditures. Additionally, the senior secured credit facilities include financial maintenance covenants pertaining to total leverage, secured leverage and minimum fixed charge coverage.

Maximum total leverage ratio covenant, or ratio of total debt to annualized EBITDA, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
December 31, 2013 through June 30, 2015	6.25:1.00
September 30, 2015 and thereafter	6.00:1.00

Maximum secured leverage ratio covenant, or ratio of secured debt to annualized EBITDA, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
December 31, 2013 through June 30, 2014	3.75:1.00
September 30, 2014 through June 30, 2015	3.50:1.00
September 30, 2015 through June 30, 2016	3.25:1.00
September 30, 2016 and thereafter	3.00:1.00
Minimum fixed charge coverage ratio covenant, as defined under the senior secured credit facilities:

Fiscal Quarters Ending:
December 31, 2013 and thereafter	1.05:1.00

Line of Credit
On November 19, 2013, we entered into a new $16.5 million revolving credit facility with Bank of America, N.A., or the line of credit. The line of credit is coterminous with the senior secured credit facilities. Pursuant to provisions of the senior secured credit facilities, under certain circumstances, the line of credit may be converted into loans under the senior secured credit facilities. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. Borrowings under the line of credit are uncollateralized obligations.

Satisfaction and Discharge of 2012 Second Lien Notes

On November 19, 2013, we completed a tender offer and consent solicitation for any or all of our outstanding 2012 second lien notes. Pursuant to this transaction, we, the guarantors, the Mohegan Tribe and the trustee for the 2012 second lien notes consummated the consent solicitation by entering into that certain supplemental indenture No. 2 to the 2012 second lien notes, or the 2012 second lien notes supplemental indenture. The 2012 second lien notes supplemental indenture eliminated a substantial number of the covenants in the 2012 second lien notes indenture, including covenants limiting our ability and our restricted subsidiaries ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company, or transfer and sell assets. On November 19, 2013, we called for redemption all of the 2012 second lien notes that were not validly tendered by the early tender deadline for the transaction. We satisfied and discharged the 2012 second lien notes indenture by depositing with the trustee sufficient funds to fund the redemption on December 19, 2013 and to pay accrued interest on the redeemed notes to the redemption date. Upon the satisfaction and discharge of the 2012 second lien notes, the liens in favor of the collateral agent for the 2012 second lien notes on our assets and our subsidiaries' assets that guaranteed the 2012 second lien notes were automatically released. The aggregate principal amount of 2012 second lien notes repurchased or redeemed was $199.8 million.

Satisfaction and Discharge of 2009 Second Lien Notes

On November 19, 2013, we called for redemption all $200,000 of our outstanding 2009 second lien notes. We satisfied and discharged the 2009 second lien notes indenture by depositing with the trustee sufficient funds to fund the redemption of the 2009 second lien notes on December 19, 2013 and to pay accrued interest on the redeemed notes to the redemption date. In connection therewith, the liens in favor of the collateral agent for the 2009 second lien notes on our assets and our subsidiaries' assets that guaranteed the 2009 second lien notes were automatically released.

Transaction Costs

We incurred approximately $60.9 million in costs in connection with these refinancing transactions, consisting primarily of consulting, legal and tender and consent fees. In addition, at the date of these refinancing transactions, we had approximately $12.8 million in debt discounts and $15.3 million in unamortized debt issuance costs related to the various debt that were refinanced. Although we have not yet completed our evaluation, we expect that a portion of the costs incurred in connection with these refinancing transactions, as well as previously deferred debt discounts and debt issuance costs, will be expensed in the first quarter of 2014.

Capital Expenditures
The following table presents data related to capital expenditures (in millions, including capitalized interest):

	Capital Expenditures
	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012	Fiscal Year Ended September 30, 2011	Forecasted Fiscal Year 2014
Mohegan Sun:
Maintenance	$22.4	$29.4	$19.7	$29.0
Development	5.3	6.8	20.7	—
Expansion	—	0.3	0.9	—
Subtotal	27.7	36.5	41.3	29.0
Mohegan Sun at Pocono Downs:
Maintenance	4.4	4.1	4.5	6.3
Development	—	—	0.5	—
Expansion	0.3	(0.6)	0.2	—
Subtotal	4.7	3.5	5.2	6.3
Corporate:
Development	0.7	—	—	—
Expansion—Project Sunlight	33.0	3.6	—	9.2
Subtotal	33.7	3.6	—	9.2
Total	$66.1	$43.6	$46.5	$44.5
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs through a combination of existing cash, cash flows provided by operating activities and draws under our revolving facility. The costs for Project Sunlight are being funded through a combination of a $45 million non-recourse term loan obtained by Downs Lodging and a $5 million investment by us. Project Sunlight opened to the public on November 15, 2013.

Interest Expense
The following table presents our interest expense (in thousands, net of capitalized interest):

	For the Fiscal Years Ended September 30,
	2013	2012	2011
Bank credit facility	$22,566	$21,723	$22,974
Term loan facility, including accretion of discount	21,514	12,280	—
2009 11 1/2% second lien senior secured notes, includes accretion of discount	24	10,226	23,661
2012 11 1/2% second lien senior secured notes, includes accretion of discount	24,463	13,840	—
2012 10 1/2% third lien senior secured notes, includes accretion of discount	39,697	25,719	—
2005 6 1/8% senior unsecured notes	402	7,143	15,313
2013 9 3/4% senior unsecured notes	6,229	—	—
2001 8 3/8% senior subordinated notes	—	—	126
2002 8% senior subordinated notes	—	8,980	20,000
2004 7 1/8% senior subordinated notes	1,548	7,761	16,031
2005 6 7/8% senior subordinated notes	691	4,818	10,313
2012 11 % senior subordinated notes, includes accretion of discount	37,610	21,944	—
Line of credit	7	95	260
WNBA promissory note	—	—	6
Salishan-Mohegan bank credit facility (Salishan-Mohegan)	—	250	576
2009 Mohegan Tribe promissory note (Salishan-Mohegan)	752	1,248	1,500
2012 Mohegan Tribe Minor's Trust promissory note (Salishan-Mohegan)	1,922	1,011	—
Mohegan Tribe credit facility (Salishan-Mohegan)	135	202	47
2013 Mohegan Tribe promissory note (Salishan-Mohegan)	151	—	—
Downs Lodging credit facility (Downs Lodging)	6,228	1,263	—
Capital leases	398	559	220
Amortization of net deferred gain on settlement of derivative instruments	(76)	(255)	(467)
Amortization of debt issuance costs	7,865	7,284	7,150
Capitalized interest	(1,976)	(34)	—
Total interest expense, net of capitalized interest	$170,150	$146,057	$117,710
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements and distributions to the Tribe for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” for further details regarding risks relating to our sufficiency of resources. Any future investments in Mohegan Sun and Mohegan Sun at Pocono Downs are anticipated to be funded through a combination of existing cash balances, future operating cash flows and draws under our revolving facility. The costs for Project Sunlight are being funded through a combination of a $45.0 million non-recourse term loan obtained by Downs Lodging and a $5.0 million investment by us. Inclusive of letters of credit, which reduce borrowing availability under the bank credit facility, and after taking into account restrictive financial covenant requirements, we had approximately $71.6 million of borrowing capacity under the bank credit facility and line of credit as of September 30, 2013. Distributions to the Tribe are anticipated to total approximately $50 million for fiscal 2014.

Contractual Obligations and Commitments
The following table presents estimated future payment obligations related to our debt (as such instruments existed at September 30, 2013) and certain other material contractual obligations and the timing of those payments as of September 30, 2013 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,698,388	$30,719	$685,059	$475,190	$507,420
Capital and operating leases	13,422	4,161	4,333	3,198	1,730
Interest payments on long-term debt and capital leases (2)	762,037	160,443	262,079	193,190	146,325
Procurement	71,740	23,233	23,440	18,917	6,150
Construction	9,233	9,233	—	—	—
Total	$2,554,820	$227,789	$974,911	$690,495	$661,625
 ________________________

(1)	Represents payment obligations from October 1, 2013 to September 30, 2014.

(2)	Refer above to "November 2013 Refinancing Transactions."
In addition to the above listed contractual obligations, we have certain other contractual commitments as of September 30, 2013. The calculation of estimated future payments related to these contractual commitments as presented in the following table is based, in large part, on revenue projections over an extended period of time, as well as other factors that are more fully described below. Given the high level of estimate and judgment utilized in the calculation of these liabilities, future events that affect such estimates and judgments may cause actual payments to materially differ from current estimates. The amounts presented in the following table are estimates, and, while certain agreements have perpetual terms, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years (in thousands):

	Payments due by period
Contractual Commitments	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Combined minimum slot win and free promotional slot play contributions (2)	$153,288	$303,106	$258,805	$655,857
Pennsylvania slot machine tax (3)	132,776	274,747	283,849	757,848
Pennsylvania table game tax (4)	6,933	14,348	14,891	39,841
Horsemen purses (5)	2,643	628	—	—
Relinquishment (6)	51,153	12,481	—	—
Priority distributions (7)	19,593	40,668	42,726	116,520
Town of Montville (8)	500	1,000	1,000	2,500
Total	$366,886	$646,978	$601,271	$1,572,566
 ________________________

(1)	Represents payment obligations from October 1, 2013 to September 30, 2014.

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

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate such estimates, including those related to revenue recognition, reserves for doubtful accounts, the liabilities associated with unredeemed Momentum Dollars (formerly referred to as Player’s Club points), self-insurance and relinquishment, asset valuation, contingencies and litigation. These estimates are based on information currently available to us, as well as various other assumptions that we believe to be reasonable under current circumstances. Actual results could differ from those estimates.
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
Unredeemed Momentum Dollars (formerly Player’s Club Points)
We maintain an accrual for unredeemed Momentum Dollars (formerly referred to as Player’s Club points). This accrual is based on the estimated cost of Momentum Dollars expected to be redeemed as of the respective balance sheet date. We assess the adequacy of this accrual by periodically evaluating historical redemption experiences and projected trends related to the accrual. Actual results could differ from these estimates.
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
Goodwill
The fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania facilities, exclusive of capital expenditures requirements. If the carrying value of the goodwill exceeds its fair value, an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds its implied fair value. The income approach requires us to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a market multiple of the Pennsylvania facilities. As of September 30, 2013 and 2012, we assessed the goodwill for impairment and determined that no impairment existed. If any of the following occurs, the goodwill may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania facilities are not met; (2) if the discount rate increases; (3) if terminal growth rates decrease; or (4) if market multiples decrease.
Other Intangible Assets
The slot machine license and table game certificate intangible assets are assessed as a single unit of accounting at least annually for impairment by comparing the fair value of the recorded assets to their carrying value. Their fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania facilities, exclusive of a required rate of return of all other assets and exclusive of capital expenditures requirements. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires us to make assumptions regarding future revenues and expenses, discount rates, royalty rate and the terminal value based on a perpetual growth rate of the Pennsylvania facilities. As of September 30, 2013 and 2012, we assessed the intangible assets for impairment and determined that no impairment existed. If any of the following occurs, the intangible assets may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania facilities are not met; (2) if the discount rate increases; or (3) if the terminal value decreases.

The Mohegan Sun trademark is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing the income approach – relief from royalty method based on projected revenues from Mohegan Sun and Mohegan Sun at Pocono Downs. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires us to make assumptions regarding future revenues, discount rates, royalty rate and the terminal value based on a perpetual growth rate of Mohegan Sun and Mohegan Sun at Pocono Downs. As of September 30, 2013 and 2012, we assessed the Mohegan Sun trademark for impairment and determined that no impairment existed. If any of the following occurs, the Mohegan Sun trademark may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from Mohegan Sun and Mohegan Sun at Pocono Downs are not met; (2) if the discount rate increases; or (3) if the perpetual growth rate decreases.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of September 30, 2013, our primary exposure to market risk was interest rate risk associated with our bank credit facility and term loan facility, both of which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the respective facility. As of September 30, 2013, $393 million and $225 million were outstanding under the bank credit facility and term loan facility, respectively.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations (as such instruments existed at September 30, 2013) that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of September 30, 2013.

	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions) (2):
Fixed rate	$29,021	$16,852	$55,824	$856	$475,854	$507,421	$1,085,828	$1,132,177
Average interest rate	7.7%	7.9%	12.3%	3.9%	11.2%	9.7%	10.4%
Variable rate	$4,000	$389,000	$225,000	$—	$—	$—	$618,000	$623,273
Average interest rate (1)	5.5%	5.5%	9.0%	—	—	—	6.8%
 ________________________

(1)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $6.2 million.

(2)	Refer above to "Item 7. November 2013 Refinancing Transactions."

Item 8. Financial Statements and Supplementary Data.
Our consolidated financial statements and notes thereto, referred to in Item 15(a)(1) of this Annual Report on Form 10-K, are filed as part of this report and appear in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “1992 Internal Control-Integrated Framework.”
Based on this assessment, management concluded that, as of September 30, 2013, our internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a non-accelerated filer.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, or Tribal Council, the governing body of the Tribe. Any change in the composition of the Tribal Council results in a corresponding change in our Management Board. As of the date of this filing, the members of the Management Board and their terms are as follows: Cheryl A. Todd, Thayne D. Hutchins, Jr., Mark F. Brown and Mark M. Sperry are each serving four-year terms expiring in October 2015, while Kevin P. Brown, Ralph James Gessner, Jr., Kathleen M. Regan-Pyne, Bruce S. Bozsum and William Quidgeon, Jr. are each serving four-year terms expiring in October 2017. Members of the Tribal Council are elected by the registered voters of the Tribe through competitive general elections. Vacancies on the Tribal Council, to the extent they arise, are likewise filled by similar special elections. Upon expiration of Tribal Council members' terms, registered voters of the Tribe may re-elect current Tribal Council members who choose to run for re-election or elect new Tribal Council members. Incumbent members of the Tribal Council do not nominate or otherwise identify candidates for election. Accordingly, the Tribal Council and Management Board do not screen candidates for election nor do they maintain a nominating committee.

Management Board and Named Executive Officers
The following table presents data related to the members of the Management Board and our named executive officers, as of the date of this filing:

Name	Age	Position
Kevin P. Brown	48	Chairman and Member, Management Board
Ralph James Gessner, Jr.	44	Vice Chairman and Member, Management Board (1)
Cheryl A. Todd	53	Recording Secretary and Member, Management Board
Kathleen M. Regan-Pyne	57	Corresponding Secretary and Member, Management Board (1)
Thayne D. Hutchins, Jr.	42	Treasurer and Member, Management Board (1)
Mark F. Brown	56	Member, Management Board (1)
Bruce S. Bozsum	53	Member, Management Board
William Quidgeon, Jr.	51	Member, Management Board (1)
Mark M. Sperry	63	Member, Management Board
Mitchell Grossinger Etess	55	Chief Executive Officer, Mohegan Tribal Gaming Authority
Mario C. Kontomerkos	37	Chief Financial Officer, Mohegan Tribal Gaming Authority
Robert J. Soper	41	President and Chief Executive Officer, Mohegan Sun
________________________

(1)	Audit Committee member.
Kevin P. Brown—Mr. Brown was first seated on the Tribal Council and Management Board in October 2013, at which time he was also elected Chairman, after a 25-year career in the United States Army. Mr. Brown’s experience as a commissioned officer in the Army includes extensive leadership and organizational management in deployed combat environments, as well as the stateside management of a large Army base at Fort Riley, Kansas. Mr. Brown has also served as an analyst at the Pentagon in Washington, D.C. following his attainment of a Master of Science in Operational Research and Systems Analysis at the Naval Postgraduate School in Monterey, CA. In addition, Mr. Brown holds a Bachelor of Science Degree in Aerospace Engineering from the United States Military Academy, a Master of Arts in Public Diplomacy from Norwich University, and a Doctoral Candidacy in Security Studies from Kansas State University.
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
Bruce S. Bozsum—Mr. Bozsum was first seated on the Tribal Council and Management Board in October 2004. He served as Chairman of the Tribal Council and Management Board from October 2005 until October 2009 and from October 2010 until October 2013. Mr. Bozsum previously served as Manager of Cultural and Community Programs for the Tribe, in which capacity he was responsible for educational outreach programs and the annual Wigwam Festival and Cultural Week. He also was employed as a Floor Supervisor for the Tribe’s high stakes bingo operations.
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
Mario C. Kontomerkos—Mr. Kontomerkos was appointed Chief Financial Officer of the Authority in September 2011. Prior to his employment with the Authority, Mr. Kontomerkos served as Corporate Vice President of Finance at Penn National Gaming, Inc. from March 2010 to July 2011. Mr. Kontomerkos previously served as an analyst at Magnetar Capital, LLC, an investment management company, from July 2007 to May 2009, and a research analyst for the gaming and lodging industries at J.P. Morgan Securities from May 2005 to May 2007.
Robert J. Soper—Mr. Soper was appointed President and Chief Executive Officer of Mohegan Sun in October 2012. Mr. Soper previously served as the President and General Manager of Mohegan Sun at Pocono Downs from 2005 to 2012, Senior Vice President of Administration at Mohegan Sun from 2001 to 2005 and Senior Attorney at the Tribe from 1997 to 2001.
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
Elements of Compensation
Compensation offered to our named executive officers, or NEOs, primarily consists of annual compensation in the form of base salaries and employee benefits/perquisites. We also offer our NEOs the opportunity to defer all or a portion of their annual cash compensation under a deferred compensation plan, or DCP, and to participate in the Mohegan Retirement and 401(k) Plan, both of which are sponsored by the Tribe. The following presents additional information relating to the elements of compensation offered to our NEOs in fiscal 2013:
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
With these factors in mind, we have entered into employment agreements with our NEOs that, among other things, provide for minimum base salary levels and employee benefits that, when combined, provide total compensation reflecting our need to compete for and retain management talent in a competitive environment. Our NEOs’ base salaries are also subject to annual increases.
Employee Benefits
Our NEOs receive certain employee benefits, including health insurance, dental and vision coverage, prescription drug plans, long-term disability care and flexible spending accounts. In addition, our NEO's are provided the opportunity to receive employer-matching 401(k) contributions of 50% of the first 3% of their contributions under the Mohegan Retirement and 401(k) Plan. All of our NEOs receive payment of premiums for supplemental long-term disability policies.
Incentive Compensation
In the past we have offered our NEOs cash-based incentive compensation in the form of an annual cash bonus opportunity. However, due to certain recent company-wide cost saving initiatives, we have suspended indefinitely such annual cash bonuses to our NEOs.
Compensation Committee Report
Our nine-member Management Board serves as our Compensation Committee. The Management Board met with us to review and discuss the preceding Compensation Discussion and Analysis. Based on such review and discussion, the Management Board approved this Compensation Discussion and Analysis and authorized its inclusion in this Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
Management Board
The members of the Management Board, as of the date of this filing, are as follows: Kevin P. Brown, Ralph James Gessner, Jr., Cheryl A. Todd, Kathleen M. Regan-Pyne, Thayne D. Hutchins, Jr., Mark F. Brown, Bruce S. Bozsum, William Quidgeon, Jr. and Mark M. Sperry.
Summary Compensation Table

Name and Principal Position	Fiscal Year	Base Salary	Cash Bonus	Non-Equity Incentive Compensation	All Other Compensation (3)	Total
Mitchell Grossinger Etess	2013	$1,429,738	—	—	15,150	$1,444,888
Chief Executive Officer,	2012	$1,367,699	—	—	9,886	$1,377,585
Mohegan Tribal Gaming Authority	2011	$1,358,292	—	—	11,586	$1,369,878

Mario C. Kontomerkos (1)	2013	$709,423	—	—	3,735	$713,158
Chief Financial Officer,	2012	$675,389	—	—	511	$675,900
Mohegan Tribal Gaming Authority	2011	$25,962	—	—	100,000	$125,962

Robert J. Soper (2)	2013	$740,662	—	—	95,065	$835,727
President and Chief Executive Officer,	2012	$466,206	—	—	30,214	$496,420
Mohegan Sun	2011	$453,434	—	—	30,381	$483,815
 ________________________

(1)	Appointed Chief Financial Officer of the Mohegan Tribal Gaming Authority on September 1, 2011.

(2)	Appointed President and Chief Executive Officer of Mohegan Sun on October 22, 2012.

(3)	Amounts reported in this column are comprised of the following:

All Other Compensation Details

Name	Fiscal Year	401(k) (1)	Life Insurance (2)	Taxes on Life Insurance (3)	Long-Term Disability (4)	Vacation Payout (5)	Moving Allowance (6)	Taxes on Moving Allowance (7)	Total
Mitchell Grossinger Etess	2013	$5,250	—	—	9,900	—	—	—	$15,150
	2012	$—	—	—	9,886	—	—	—	$9,886
	2011	$—	1,065	635	9,886	—	—	—	$11,586

Mario C. Kontomerkos	2013	$—	—	—	3,735	—	—	—	$3,735
	2012	$—	—	—	511	—	—	—	$511
	2011	$—	—	—	—	—	100,000	—	$100,000

Robert J. Soper	2013	$5,250	—	—	646	13,354	50,000	25,815	$95,065
	2012	$—	—	—	—	30,214	—	—	$30,214
	2011	$—	—	—	—	30,381	—	—	$30,381
 ________________________

(1)	Employer-matching 401(k) contributions.

(2)	Premium payments on life insurance policies owned by individuals.

(3)	Reimbursements for payments of income taxes pertaining to certain life insurance benefits.

(4)	Premium payments on long-term disability policies.

(5)	Payouts of vacation time.

(6)	Employer payments of moving expenses.

(7)	Reimbursements for payments of income taxes pertaining to moving expenses.

Non-Qualified Deferred Compensation

We offer our NEOs the opportunity to participate in the DCP. The DCP is a non-qualified plan that allows our executives the opportunity to defer all or a portion of their annual cash compensation. We do not make contributions to the DCP on behalf of our NEOs. The following table presents each NEO activity within the DCP for the fiscal year ended September 30, 2013.

Name	Employee Contributions	Employer Contributions	Aggregate Additions/ Earnings	Aggregate Withdrawals/ Distributions	Balance September 30, 2013
Mitchell Grossinger Etess	$727,008	$—	$562,916	$(1,421,927)	$5,022,309
Mario C. Kontomerkos	$—	$—	$—	$—	$—
Robert J. Soper	$27,692	$—	$1,148	$—	$28,840
The amounts deferred by each NEO are deemed to be invested in the fund(s) designated by each NEO from among a number of funds offered under the DCP. NEOs may change their investment selections from time to time. The following funds were available under the DCP, as of the date of this filing:

Schwab Value Advantage Money	T. Rowe Price Health Sciences	BlackRock Global Allocation Instl
Morgan Stanley Inst Mid Cap	Fidelity High Income	PIMCO Total Return Instl
Cohen & Steers Realty Shares	Lazard Emerging Markets Equity	T. Rowe Price Blue Chip Growth
JHancock3 Disciplined Value Mid	Sentinel Common Stock A	American Beacon Lg Cap Value
AllianzGI Technology Institutional	Schwab S&P 500 Index	Wells Fargo Advantage Emerging
Thornburg International Value I	Prudential Jennison Utility A	Columbia Small Cap Value Fund II
Fidelity Spartan Extended Mkt	Dreyfus Bond Market Index Basic	American Century Infl-Adj Bond
PIMCO Emerging Local Bond Adm	Dreyfus Intl Stock Index

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
Potential Payments and Benefits upon Termination or Change in Control
The following table presents potential payments to our NEOs in the event of a termination of employment, based on the terms of their employment agreements, as described below. Due to our sovereignty, potential payments upon change in control are not included within the table below, as these are not applicable. The amounts presented represent our estimate of potential payments to our NEOs upon their termination, assuming, in each case, that termination occurred on September 30, 2013, the last day of fiscal 2013. Actual payments can only be determined at the time of the NEO's separation from the company.

	Base Salary	Medical Benefits	Penalty Payment	Total
Mitchell Grossinger Etess
Termination without cause	$2,454,833	13,040	250,000	$2,717,873
Termination due to medical disability (1)	$701,381	1,402,762	—	$2,104,143
Change of Control	$—	—	—	$—

Mario C. Kontomerkos
Termination without cause	$895,135	18,746	—	$913,881
Termination due to medical disability (1)	$358,054	716,108	—	$1,074,162
Change of Control	$—	—	—	$—

Robert J. Soper
Termination without cause	$2,200,000	18,138	—	$2,218,138
Termination due to medical disability (1)	$400,000	800,000	—	$1,200,000
Change of Control	$—	—	—	$—
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

Mr. Soper. Mr. Soper’s employment agreement, which replaced his previous employment agreement, commenced as of March 1, 2013 and expires on June 30, 2016. At commencement, his annual base salary under the agreement was $750,000, increasing to an annual base salary of $800,000 subsequent to April 21, 2013, and subject to annual increases commencing July 1, 2014, as determined by us. The agreement contains an automatic renewal for an additional one-year term unless either party provides notice to the other on or before one year prior to the end of the agreement’s stated term of an intention to terminate at the stated termination date. Under the employment agreement, we may terminate Mr. Soper for cause, as defined above. In the event that we terminate Mr. Soper for cause, he is not entitled to any further compensation from and after the date of termination. If Mr. Soper is terminated other than for cause, he will be entitled to receive severance payments in the amount of his annual base salary from the termination date through the greater of (1) the expiration date of the initial term of the agreement and (2) 12 months from the date of termination in amounts and at the same intervals as would have been paid had Mr. Soper’s employment continued.
Compensation of Management Board
The following table presents data related to compensation of current members of the Management Board for the fiscal year ended September 30, 2013.

Name	Fees Earned	All Other Compensation (1)	Total
Kevin P. Brown (2) *	$—	—	$—
Ralph James Gessner, Jr. *	$159,496	247	$159,743
Cheryl A. Todd *	$127,597	198	$127,795
Kathleen M. Regan-Pyne *	$127,597	198	$127,795
Thayne D. Hutchins, Jr. *	$127,597	198	$127,795
Mark F. Brown *	$172,591	501	$173,092
Bruce S. Bozsum *	$175,446	272	$175,718
William Quidgeon, Jr. *	$127,597	198	$127,795
Mark M. Sperry *	$127,597	198	$127,795
Jonathan S. Hamilton, Sr. (3)	$127,597	198	$127,795
____________________
* Represents current members of the Management Board.

(1)	Represents payment of premiums on life insurance policies of which the member is the owner.

(2)	Term commenced October 7, 2013.

(3)	Term expired October 6, 2013.
Members of the Management Board are paid annual salaries by the Tribe for their services as members of the Tribal Council. Due to the dual roles of these individuals in our governance and Tribe's, we are obligated to fund a portion of their compensation pursuant to an arrangement established at the time of Mohegan Sun's inception. In fiscal 2013, we were obligated to fund 60% of each member's annual compensation. This allocation was determined based on the amount of time members acted in their capacity as the Management Board as opposed to their capacity as the Tribal Council. We believe that members activities in fiscal 2014 will be consistent with fiscal 2013 activities and as such we expect to fund 60% of their fiscal 2014 compensation.
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
Distributions to the Tribe associated with the priority distribution agreement totaled $19.2 million, $18.8 million and $18.3 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. Additional priority distributions to the Tribe, in compliance with restrictive financial covenants under our bank credit facilities, line of credit and note indentures and exclusive of priority distributions under the priority distribution agreement, totaled $30.8 million, $34.2 million and $28.8 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.
Services
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. We incurred expenses for such services totaling $26.8 million, $27.0 million and $27.2 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.
We purchase most of our utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. We incurred costs for such utilities totaling $17.8 million, $18.7 million and $21.5 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.
2009 Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, LLC, or Salishan-Mohegan, referred to herein as the 2009 Mohegan Tribe promissory note which matures on September 30, 2014. The 2009 Mohegan Tribe promissory note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly in the amount of $1.2 million, commencing December 31, 2013 and continuing through June 30, 2014, with the balance of accrued and unpaid interest due at maturity. Principal outstanding under the 2009 Mohegan Tribe promissory note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 and continuing through September 30, 2013 and (ii) $875,000 per quarter, commencing December 31, 2013.

We incurred interest expense associated with the 2009 Mohegan Tribe promissory note totaling $752,000, $1.2 million and $1.5 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.
2012 Mohegan Tribe Minor's Trust Promissory Note

In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan, referred to herein as the 2012 Mohegan Tribe Minor's Trust promissory note. The 2012 Mohegan Tribe Minor's Trust promissory note matures on March 31, 2016. The 2012 Mohegan Tribe Minor's Trust promissory note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly, commencing June 30, 2012. Principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 and continuing through September 30, 2014 and (ii) $1.5 million per quarter, commencing December 31, 2014 and continuing to maturity. We incurred interest expense associated with the 2012 Mohegan Tribe Minor's Trust promissory note totaling $1.9 million and $1.0 million for the fiscal years ended September 30, 2013 and 2012, respectively.
Mohegan Tribe Credit Facility

In March 2012, the Tribe extended a revolving credit facility issued to Salishan-Mohegan with a borrowing capacity of$1.45 million, or the Mohegan Tribe credit facility. The Mohegan Tribe credit facility matured on September 30, 2013. As of September 30, 2013, no amount was outstanding under the Mohegan Tribe credit facility. We incurred interest expense associated with the Mohegan Tribe credit facility totaling $135,000, $202,000 and $47,000 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.
2013 Mohegan Tribe Promissory Note

In March 2013, Mohegan Gaming & Hospitality, LLC, or MG&H, purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a promissory note in the principal amount of $7.4 million, or the 2013 Mohegan Tribe promissory note. The 2013 Mohegan Tribe promissory note matures on December 31, 2018. The 2013 Mohegan Tribe promissory note accrues interest at an annual rate of 4.0% payable quarterly, commencing June 30, 2013. We incurred interest expense associated with the 2013 Mohegan Tribe promissory note totaling $151,000 for the fiscal year ended September 30, 2013.
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
Other Transactions
Prior to March 2013, MTGA Gaming, LLC and the Tribe held 49% and 51% membership interests in MG&H, respectively. On March 29, 2013, MG&H purchased and acquired all of the Tribe's membership interests in MG&H and retired the membership interests in exchange for a promissory note to the Tribe in the principal amount of $7.4 million.
As of September 30, 2013, other outstanding payables to the Tribe totaled approximately $800,000.
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
As of September 30, 2013, we employed approximately 130 members of the Tribe.
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

Item 14. Principal Accounting Fees and Services.
The following table presents the aggregate fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP:

	Fiscal 2013	Fiscal 2012
Audit fees	$883,800	$918,100
Audit-related fees	—	50,000
Tax fees	16,500	4,500
All other fees	4,000	3,000
Total	$904,300	$975,600
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
A(1). Financial Statements
The following financial information appear in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference in Part II, Item 8:

A(2). Financial Statement Schedules
The following schedule appears on page S-1 in this Annual Report on Form 10-K and is incorporated by reference herein:
Schedule II—Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 2013, 2012 and 2011.
All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.
A(3). Exhibits
The exhibits to this Annual Report on Form 10-K are listed on the exhibit index, which appears elsewhere herein and is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on December 27, 2013.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/s/ KEVIN P. BROWN
Kevin P. Brown Chairman, Management Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 27, 2013.

SIGNATURE	TITLE

/S/ KEVIN P. BROWN	Chairman and Member, Management Board
Kevin P. Brown

/S/ RALPH JAMES GESSNER JR.	Vice Chairman and Member, Management Board
Ralph James Gessner Jr.

/S/ MITCHELL GROSSINGER ETESS	Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)
Mitchell Grossinger Etess

/S/ MARIO C. KONTOMERKOS	Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)
Mario C. Kontomerkos

/S/ CHERYL A. TODD	Recording Secretary and Member, Management Board
Cheryl A. Todd

/S/ KATHLEEN M. REGAN-PYNE	Corresponding Secretary and Member, Management Board
Kathleen M. Regan-Pyne

/S/ THAYNE D. HUTCHINS JR.	Treasurer and Member, Management Board
Thayne D. Hutchins Jr.

/S/ MARK F. BROWN	Member, Management Board
Mark F. Brown

/S/ BRUCE S. BOZSUM	Member, Management Board
Bruce S. Bozsum

/S/ WILLIAM QUIDGEON JR.	Member, Management Board
William Quidgeon Jr.

/S/ MARK M. SPERRY	Member, Management Board
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of
the Mohegan Tribal Gaming Authority:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of the Mohegan Tribal Gaming Authority and its subsidiaries (the "Authority") at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), Schedule II-Valuation and Qualifying Accounts and Reserves, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Authority’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, CT
December 27, 2013

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$63,624	$114,084
Restricted cash	13,757	47,865
Receivables, net	26,142	26,556
Inventories	13,990	14,438
Other current assets	20,518	28,315
Total current assets	138,031	231,258
Non-current assets:
Property and equipment, net	1,476,175	1,490,398
Goodwill	39,459	39,459
Other intangible assets, net	405,518	405,928
Other assets, net	76,967	69,103
Total assets	$2,136,150	$2,236,146
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$4,063	$19,787
Current portion of relinquishment liability	62,947	63,312
Due to Mohegan Tribe	6,308	9,950
Current portion of capital leases	2,302	3,385
Trade payables	10,531	12,674
Construction payables	11,011	5,063
Accrued interest payable	23,296	46,362
Other current liabilities	123,982	149,980
Total current liabilities	244,440	310,513
Non-current liabilities:
Long-term debt, net of current portion	1,649,329	1,629,003
Relinquishment liability, net of current portion	11,418	57,470
Due to Mohegan Tribe, net of current portion	23,420	21,500
Capital leases, net of current portion	3,138	5,440
Other long-term liabilities	5,020	2,957
Total liabilities	1,936,765	2,026,883
Commitments and Contingencies
Capital:
Retained earnings	199,236	208,681
Mohegan Tribal Gaming Authority capital	199,236	208,681
Non-controlling interests	149	582
Total capital	199,385	209,263
Total liabilities and capital	$2,136,150	$2,236,146
The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2013	September 30, 2012	September 30, 2011
Revenues:
Gaming	$1,190,202	$1,254,558	$1,289,656
Food and beverage	86,251	92,149	91,072
Hotel	40,873	39,609	35,892
Retail, entertainment and other	118,559	112,194	110,568
Gross revenues	1,435,885	1,498,510	1,527,188
Less-Promotional allowances	(95,857)	(99,197)	(108,809)
Net revenues	1,340,028	1,399,313	1,418,379
Operating costs and expenses:
Gaming	708,929	771,909	790,451
Food and beverage	41,575	44,949	41,515
Hotel	14,339	14,293	12,996
Retail, entertainment and other	43,859	40,723	34,846
Advertising, general and administrative	192,673	198,171	201,992
Corporate	28,122	17,379	16,704
Depreciation and amortization	80,317	85,030	90,032
Loss on disposition of assets	241	353	—
Severance	29	12,521	244
Pre-opening	687	—	—
Relinquishment liability reassessment	(249)	(11,439)	(8,805)
Total operating costs and expenses	1,110,522	1,173,889	1,179,975
Income from operations	229,506	225,424	238,404
Other income (expense):
Accretion of discount to the relinquishment liability	(4,974)	(8,248)	(11,366)
Interest income	6,271	4,492	2,732
Interest expense, net of capitalized interest	(170,150)	(146,057)	(117,710)
Loss on early exchange of debt and write-off of debt issuance costs	(11,516)	(14,326)	—
Other expense, net	(1,595)	(44)	(217)
Total other expense	(181,964)	(164,183)	(126,561)
Net income	47,542	61,241	111,843
Loss attributable to non-controlling interests	2,784	2,019	2,134
Net income attributable to Mohegan Tribal Gaming Authority	$50,326	$63,260	$113,977

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, September 30, 2010	$132,044	$129,476	$2,568
Contributions from members	1,887	—	1,887
Net income (loss)	111,843	113,977	(2,134)
Distributions to Mohegan Tribe	(47,050)	(47,050)	—
Balance, September 30, 2011	198,724	196,403	2,321
Cumulative-effect of adoption of amendments to ASC 924 regarding jackpot liabilities	1,968	1,968	—
Contributions from members	280	—	280
Net income (loss)	61,241	63,260	(2,019)
Distributions to Mohegan Tribe	(52,950)	(52,950)	—
Balance, September 30, 2012	209,263	208,681	582
Net income (loss)	47,542	50,326	(2,784)
Distributions to Mohegan Tribe	(50,000)	(50,000)	—
Repurchase of membership interest	(7,420)	(9,771)	2,351
Balance, September 30, 2013	$199,385	$199,236	$149

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2013	September 30, 2012	September 30, 2011
Cash flows provided by (used in) operating activities:
Net income	$47,542	$61,241	$111,843
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	80,317	85,030	90,032
Relinquishment liability reassessment	(249)	(11,439)	(8,805)
Accretion of discount to the relinquishment liability	4,974	8,248	11,366
Cash paid for accretion of discount to the relinquishment liability	(5,792)	(9,028)	(12,381)
Payment of tender offer costs	(3,104)	—	—
Loss on early exchange of debt and write-off of debt issuance costs	4,531	14,326	—
Amortization of debt issuance costs and accretion of bond discounts	12,285	9,987	7,811
Amortization of net deferred gain on settlement of derivative instruments	(76)	(255)	(467)
Provision for losses on receivables	3,436	3,189	3,128
Loss on disposition of assets	241	353	241
Loss from unconsolidated affiliates	1,553	—	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(648)	(7,676)	1,470
(Increase) decrease in inventories	448	(410)	491
(Increase) decrease in other assets	2,759	(4,859)	(4,804)
Decrease in trade payables	(2,143)	(4,778)	(823)
Increase (decrease) in accrued interest	(23,066)	17,782	1,731
Increase (decrease) in other liabilities	(20,057)	15,286	(6,555)
Net cash flows provided by operating activities	102,951	176,997	194,278
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of increase (decrease) in construction payables of $5,948, $(3,829) and $(5,516), respectively	(59,597)	(47,471)	(51,993)
Issuance of third-party loans and advances	(2,033)	(923)	(748)
Payments received on third-party loans	139	146	250
(Increase) decrease in restricted cash, net	33,078	(45,231)	106
Proceeds from asset sales	216	143	208
Investments in unconsolidated affiliates	(4,971)	—	—
Proceeds from Commonwealth of Pennsylvania’s facility improvement grant	—	2,000	—
Net cash flows used in investing activities	(33,168)	(91,336)	(52,177)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	3,000	154,000	431,000
Bank Credit Facility repayments - revolving loan	(3,000)	(289,000)	(423,000)
Bank Credit Facility repayments - term loan	(4,000)	(3,000)	—
Term Loan Facility borrowings, net of discount	—	220,500	—
Line of Credit borrowings	24,897	225,215	525,913
Line of Credit repayments	(24,897)	(225,215)	(533,300)
Borrowings from Mohegan Tribe	—	20,600	850
Repayments to Mohegan Tribe	(9,950)	—	—
Proceeds from issuance of Senior Unsecured Notes	500,000	—	—
Repayments of other long-term debt	(495,601)	(66,454)	(3,010)
Salishan-Mohegan Bank Credit Facility borrowings - revolving loan	—	—	250
Salishan-Mohegan Bank Credit Facility repayments - revolving loan	—	(15,250)	—
Downs Lodging Credit Facility borrowings - term loan	—	45,000	—
Principal portion of relinquishment liability payments	(45,350)	(45,258)	(42,644)
Distributions to Mohegan Tribe	(50,000)	(52,950)	(47,050)
Payments of financing fees	(11,957)	(51,513)	(4,032)
Payments on capital lease obligations	(3,385)	(706)	(688)
Non-controlling interest contributions	—	280	1,887
Net cash flows used in financing activities	(120,243)	(83,751)	(93,824)
Net increase (decrease) in cash and cash equivalents	(50,460)	1,910	48,277
Cash and cash equivalents at beginning of year	114,084	112,174	63,897

Cash and cash equivalents at end of year	$63,624	$114,084	$112,174
Supplemental disclosures:
Cash paid during the year for interest	$180,657	$118,225	$108,635
Capital lease	$—	$4,189	$—
Repurchase of membership interest	$7,420	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION:
The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe” or the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Tribe is a federally-recognized Indian tribe with an approximately 544-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988 ("IGRA"), federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut entered into a compact (the “Mohegan Compact”), which was approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. In October 1996, the Authority opened Mohegan Sun, a gaming and entertainment complex situated on a 185-acre site on the Tribe's reservation. The Authority is governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in the Authority's Management Board.
As of September 30, 2013, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”), MTGA Gaming, LLC (“MTGA Gaming”), Downs Lodging, LLC ("Downs Lodging") and Mohegan Gaming Advisors, LLC ("Mohegan Gaming Advisors").
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
Mohegan Ventures-NW and the Tribe hold 49.15% and 9.85% membership interests in Salishan-Mohegan, LLC (“Salishan-Mohegan”), respectively. Salishan-Mohegan was formed with an unrelated third-party to participate in the development and management of a proposed casino to be owned by the federally-recognized Cowlitz Indian Tribe of Washington (the “Cowlitz Tribe”) and to be located in Clark County, Washington (the “Cowlitz Project”). Salishan-Mohegan holds a 100% membership interest in Salishan-Mohegan Two, LLC ("Salishan-Mohegan Two"), which was formed to acquire certain property related to the Cowlitz Project.
MVW holds a 100% membership interest in Wisconsin Tribal Gaming, LLC (“WTG”), which was formed to participate in the development of a proposed casino to be owned by the federally-recognized Menominee Indian Tribe of Wisconsin (the “Menominee Tribe”) and to be located in Kenosha, Wisconsin (the “Menominee Project”).
Prior to March 2013, MTGA Gaming and the Tribe held 49% and 51% membership interests in Mohegan Gaming & Hospitality, LLC (“MG&H”), an unrestricted subsidiary of the Authority, respectively. On March 29, 2013, MG&H purchased and acquired all of the Tribe's membership interests in MG&H and retired the membership interests. Accordingly, MTGA Gaming now holds a 100% membership interest in MG&H, which has been designated as an unrestricted subsidiary of the Authority. MG&H holds a 100% membership interest in Mohegan Resorts, LLC (“Mohegan Resorts”). Mohegan Resorts holds a 100% membership interest in Mohegan Resorts Mass, LLC, which was formed to pursue potential gaming opportunities in the Commonwealth of Massachusetts. Mohegan Resorts also holds 100% membership interests in Mohegan Resorts New York, LLC and Mohegan Gaming New York, LLC (collectively, the “Mohegan New York Entities”). The Mohegan New York Entities were formed to pursue potential gaming opportunities in the State of New York.

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
Revision

The accompanying consolidated financial statements for fiscal year 2012 reflect an adjustment to correct an error in the classification of lender fees associated with the Authority’s March 2012 refinancing transactions. Fees paid to lenders or on behalf of lenders should be reflected as a reduction to the debt proceeds. However, the Authority previously recorded these fees as debt issuance costs within other assets, net. The Authority concluded that this error was not material to its previously issued consolidated financial statements. The effect of this adjustment to the accompanying consolidated balance sheet as of September 30, 2012 was a $17.6 million decrease in other assets, net and long-term debt, net of current portion. The accompanying supplemental condensed consolidating financial statements within Note 16 also have been revised to reflect this adjustment.
In addition, certain amounts in the accompanying consolidated financial statements for fiscal year 2012 and 2011 have been reclassified to conform to fiscal year 2013 presentation.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Authority to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The most significant estimates included in the accompanying consolidated financial statements relate to reserves for doubtful accounts, asset valuation, the liabilities associated with self-insurance, unredeemed Momentum Dollars (formerly referred to as Player’s Club points) and relinquishment, contingencies and litigation. Actual results could differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of deposits that can be redeemed on demand and investments with original maturities of less than 90 days. Cash equivalents are carried at cost, which approximates market value. Cash and cash equivalents include all operating cash and in-house funds.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Receivables from tenants and others, which are primarily included in other assets, net, in the accompanying consolidated balance sheets, consist primarily of funds loaned to various tenants at Mohegan Sun and Mohegan Sun at Pocono Downs. Loan terms range up to twelve years, subject to renewals. The Authority maintains a reserve for doubtful collection of receivables from tenants, which is based on the Authority's estimate of the probability that these receivables will be collected considering historical experience, creditworthiness of the related tenant and all other available information.
The following table presents a reconciliation of long-term receivables, including current portions, and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Tenants and Others	Total
Balance, September 30, 2012 (1)	$49,841	$3,533	$53,374
Additions:
Issuance of affiliate advances and tenant and other loans, including interest receivable	7,941	136	8,077
Deductions:
Payments received	—	(139)	(139)
Balance, September 30, 2013 (1)	$57,782	$3,530	$61,312
__________

(1)
Includes interest receivable of $29.1 million and $22.9 million as of September 30, 2013 and 2012, respectively. The WTG receivables no longer accrue interest pursuant to a release and reimbursement agreement entered into in September 2010.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Tenants and Others	Total
Balance, September 30, 2012	$21,807	$70	$21,877
Additions:
Charges to bad debt expense	2,382	—	2,382
Deductions:
Adjustments	—	(9)	(9)
Balance, September 30, 2013	$24,189	$61	$24,250

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
Property and equipment are assessed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If it is determined that the carrying amounts may not be recoverable based on current and future levels of income and cash flows, as well as other factors, an impairment loss will be recognized at such time. As of September 30, 2013 and 2012, the Authority assessed its property and equipment for impairment and determined that no impairment existed.
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
Goodwill
In accordance with authoritative guidance issued by the FASB pertaining to goodwill, the goodwill associated with the acquisition of the Pennsylvania Facilities is not subject to amortization, but is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania Facilities, exclusive of capital expenditures requirements. If the carrying value of the goodwill exceeds its fair value, an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds its implied fair value. The income approach requires the Authority to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a market multiple of the Pennsylvania Facilities. As of September 30, 2013 and 2012, the Authority assessed the goodwill for impairment and determined that no impairment existed. If any of the following occurs, the goodwill may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania Facilities are not met; (2) if the discount rate increases; (3) if terminal growth rates decrease; or (4) if market multiples decrease.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Intangible Assets
Intangible assets relate primarily to the Pennsylvania Facilities, Mohegan Sun, MBC and Mohegan Golf.
In connection with the acquisition of the Pennsylvania Facilities, the Authority recorded a slot machine license intangible asset of $214.0 million. In October 2006, a one-time slot machine license fee of $50.0 million was paid to the Pennsylvania Gaming Control Board (the “PGCB”) and added to the existing slot machine license intangible asset. In June 2010, a one-time table game certificate fee of $16.5 million was paid to the PGCB and classified as an intangible asset. The slot machine license and table game certificate intangible assets, with indefinite useful lives, are assessed as a single unit of accounting at least annually for impairment by comparing the fair value of the recorded assets to their carrying value. Their fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania Facilities, exclusive of a required rate of return of all other assets and exclusive of capital expenditures requirements. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires the Authority to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a perpetual growth rate of the Pennsylvania Facilities. As of September 30, 2013 and 2012, the Authority assessed the intangible assets for impairment and determined that no impairment existed. If any of the following occurs, the intangible assets may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania Facilities are not met; (2) if the discount rate increases; or (3) if the terminal value decreases.

In connection with a relinquishment agreement (refer to Note 11), Trading Cove Associates (“TCA”) granted the Authority an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights, including the “Mohegan Sun” name. The Mohegan Sun trademark intangible asset of $119.7 million is no longer subject to amortization, as it is deemed to have an indefinite useful life, and is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing the income approach – relief from royalty method based on projected revenues from Mohegan Sun and Mohegan Sun at Pocono Downs. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires the Authority to make assumptions regarding future revenues, discount rates, royalty rate and the terminal value based on a perpetual growth rate of Mohegan Sun and Mohegan Sun at Pocono Downs. As of September 30, 2013 and 2012, the Authority assessed the Mohegan Sun trademark for impairment and determined that no impairment existed. If any of the following occurs, the Mohegan Sun trademark may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows from Mohegan Sun and Mohegan Sun at Pocono Downs are not met; (2) if the discount rate increases; or (3) if the perpetual growth rate decreases.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unredeemed Momentum Dollars (formerly Player’s Club Points)
The Authority maintains an accrual for unredeemed Momentum Dollars (formerly referred to as Player’s Club points). This accrual is based on the estimated cost of Momentum Dollars expected to be redeemed as of the respective balance sheet date. The Authority assesses the adequacy of this accrual by periodically evaluating historical redemption experiences and projected trends related to the accrual. Actual results could differ from these estimates.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	September 30, 2013
	Carrying Value	Fair Value
Bank Credit Facility	$393,000	$393,491
Term Loan Facility	$221,995	$229,781
2009 11 1/2% Second Lien Senior Secured Notes	$195	$225
2012 11 1/2% Second Lien Senior Secured Notes	$190,902	$225,025
2013 9 3/4% Senior Unsecured Notes	$500,000	$524,375
2004 7 1/8% Senior Subordinated Notes	$21,156	$20,812
2005 6 7/8% Senior Subordinated Notes	$9,654	$9,473
2012 11 % Senior Subordinated Notes	$271,022	$272,438

The estimated fair values of the Authority's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about September 30, 2013.
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
Promotional Allowances
The Authority operates a program, without membership fees, for patrons at Mohegan Sun, Mohegan Sun at Pocono Downs and its managed property, Resorts Atlantic City. This program provides complimentary food and beverage, hotel, retail, entertainment and other services to patrons, as applicable, based on points that are awarded for patrons’ gaming activities. Points may be utilized to purchase, among other things, items at retail stores and restaurants located within Mohegan Sun, Mohegan Sun at Pocono Downs and Resorts Atlantic City. Points also may be utilized at The Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center, as well as to purchase hotel services and tickets to entertainment events held at facilities located at Mohegan Sun, Mohegan Sun at Pocono Downs and Resorts Atlantic City. The retail value of these complimentary items is included in gross revenues when redeemed at facilities operated by the Authority and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of complimentary items redeemed at third-party outlets is charged to gaming costs and expenses. Effective October 1, 2013, this program, formerly referred to as the Player's Club program, was restructured and renamed "Momentum," and points issued under the program, formerly referred to as Player's Club points, are now referred to as "Momentum Dollars."
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

The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2013	September 30, 2012	September 30, 2011
Food and beverage	$38,390	$40,925	$43,710
Hotel	13,799	14,127	14,850
Retail, entertainment and other	43,668	44,145	50,249
Total	$95,857	$99,197	$108,809

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2013	September 30, 2012	September 30, 2011
Food and beverage	$34,194	$37,140	$40,803
Hotel	7,216	7,754	8,873
Retail, entertainment and other	40,167	40,501	42,245
Total	$81,577	$85,395	$91,921

In certain circumstances, the Authority also offers discounts on patron losses and cash inducements at Mohegan Sun and Mohegan Sun at Pocono Downs, which are recognized as reductions to gaming revenues. Reductions to gaming revenues related to discounts provided on patron losses totaled $11.0 million, $10.7 million and $9.7 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. Reductions to gaming revenues related to Momentum Dollars redeemed for cash totaled $1.4 million, $1.1 million and $933,000 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.
Gaming Costs and Expenses
Gaming costs and expenses primarily include portions of gaming revenues that must be paid to the State of Connecticut and the PGCB. Gaming costs and expenses also include, among other things, payroll costs, expenses associated with the operation of slot machines, table games, poker, live harness racing and racebook, certain marketing expenditures and promotional expenses related to Momentum Dollar and coupon redemptions.
Advertising Costs and Expenses
Production costs are expensed the first time the advertisement takes place. Prepaid rental fees associated with billboard advertisements are capitalized and amortized over the terms of the related rental agreements. Advertising costs and expenses totaled $28.2 million, $28.2 million and $27.0 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. As of September 30, 2013 and 2012, prepaid advertising was $19,000 and $767,000, respectively.

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
Severance Costs and Expenses

In September 2012, the Authority implemented a workforce reduction of approximately 330 positions in Uncasville, Connecticut, in an effort to further streamline its organization and better align operating costs with current market and business conditions. In addition, in March 2013, the Authority implemented a workforce reduction at its Pennsylvania Facilities. The costs associated with related post-employment severance benefits were expensed at the time the termination was communicated to the employees. Cash payments related to the September 2012 workforce reduction commenced in October 2012 and are anticipated to be completed in September 2014. Cash payments related to the March 2013 workforce reduction commenced in March 2013 and were completed in August 2013. The Authority does not anticipate incurring any additional severance charges in connection with these workforce reductions, other than charges that may arise from adjustments to the initial estimates utilized under the plans. The following table presents a reconciliation of the related severance liability by business segment (in thousands):

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Mohegan Sun	Corporate	Mohegan Sun at Pocono Downs	Total
Balance, September 30, 2012	$12,497	$24	$—	$12,521
Accrued severance at measurement date	—	—	124	124
Adjustments	(146)	—	51	(95)
Cash payments	(10,934)	(24)	(175)	(11,133)
Balance, September 30, 2013	$1,417	$—	$—	$1,417

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

NOTE 3—RECEIVABLES, NET:
Receivables, net, consisted of the following (in thousands):

	September 30, 2013	September 30, 2012
Gaming	$27,369	$29,231
Hotel	1,731	1,354
Other	7,211	5,093
Subtotal	36,311	35,678
Less: reserve for doubtful collection	(10,169)	(9,122)
Total receivables, net	$26,142	$26,556

NOTE 4—PROPERTY AND EQUIPMENT, NET:
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2013	September 30, 2012
Land	$65,485	$64,799
Land improvements	96,735	96,603
Buildings and improvements	1,691,924	1,692,683
Furniture and equipment	541,832	541,506
Construction in process	55,569	20,243
Subtotal	2,451,545	2,415,834
Less: accumulated depreciation	(975,370)	(925,436)
Total property and equipment, net	$1,476,175	$1,490,398

Depreciation expense totaled $79.8 million, $84.5 million and $89.5 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. Capitalized interest totaled $2.0 million and $34,000 for the fiscal years ended September 30, 2013 and 2012, respectively. The Authority did not record any capitalized interest for the fiscal year ended September 30, 2011.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In September 2008, the Authority suspended certain elements of its Project Horizon expansion due to a slowdown in business volumes and uncertainties in the financial markets. Costs incurred on the suspended elements related to excavation and foundation work for a planned podium and new hotel tower, as well as professional fees for design and architectural work. During its fourth quarter ended September 30, 2010, the Authority re-evaluated its plans with respect to the development of the new hotel element of the project, and based on a modified plan, which encompassed a smaller hotel to be located closer to the existing hotel, determined that certain assets related to the suspended elements did not have any future benefit to the Authority. Accordingly, in fiscal 2010, the Authority recorded a related $58.1 million impairment charge. As of September 30, 2013 and 2012, assets anticipated to be utilized under the modified plan, which may include a third-party developed and owned hotel, including related capitalized interest, totaled $9.4 million and were included in construction in process. The Authority continues to evaluate its options with respect to the development of the new hotel; however, it can provide no assurance regarding if or when the modified plan will commence. Factors that the Authority will consider in determining the feasibility of the new hotel include the Authority’s financial performance, project cash flow projections, project costs, financing options, economic conditions, industry trends, demand and competition.

NOTE 5—OTHER CURRENT ASSETS AND OTHER CURRENT LIABILITIES:
Other current assets consisted of the following (in thousands):

	September 30, 2013	September 30, 2012
Non-qualified deferred compensation	$9,832	$17,190
Prepaid expenses and other miscellaneous current assets	10,686	11,125
Total other current assets	$20,518	$28,315
Other current liabilities consisted of the following (in thousands):

	September 30, 2013	September 30, 2012
Accrued payroll and related taxes and benefits	$36,538	$49,064
Combined outstanding Slot Win Contribution and free promotional slot play contribution	12,691	13,680
Accrued severance	2,395	13,228
Amounts due to horsemen	7,805	9,259
Other miscellaneous current liabilities	64,553	64,749
Total other current liabilities	$123,982	$149,980

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	September 30, 2013	September 30, 2012
Bank Credit Facility, due March 2015	$393,000	$397,000
Term Loan Facility, due March 2016, net of discount of $3,005 and $3,988, respectively	221,995	221,012
2009 11 1/2% Second Lien Senior Secured Notes, due November 2017, net of discount of $5 and $6, respectively	195	194
2012 11 1/2% Second Lien Senior Secured Notes, due November 2017, net of discount of $8,898 and $10,029, respectively	190,902	189,771
2012 10 1/2% Third Lien Senior Secured Notes, due December 2016, net of discount of $7,160	—	410,611
2005 6 1/8% Senior Unsecured Notes, due February 2013	—	15,775
2013 9 3/4% Senior Unsecured Notes, due September 2021	500,000	—
2004 7 1/8% Senior Subordinated Notes, due August 2014	21,156	21,156
2005 6 7/8% Senior Subordinated Notes, due February 2015	9,654	9,654
2012 11 % Senior Subordinated Notes, due September 2018, net of discount of $4,168 and $5,959, respectively	271,022	338,231
2009 Mohegan Tribe Promissory Note, due September 2014	3,500	10,000
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2016	18,000	20,000
Mohegan Tribe Credit Facility, due September 2013	—	1,450
2013 Mohegan Tribe Promissory Note, due December 2018	7,420	—
Downs Lodging Credit Facility, due July 2016	45,000	45,000
Salishan-Mohegan Promissory Notes, due December 2014	468	—
Subtotal	1,682,312	1,679,854
Plus: net deferred gain on derivative instruments sold	—	386
Long-term debt, excluding capital leases	1,682,312	1,680,240
Less: current portion of long-term debt	(9,563)	(29,737)
Long-term debt, net of current portion	$1,672,749	$1,650,503

Maturities of long-term debt are as follows (in thousands, including current maturities):

Fiscal Years
2014	$30,719
2015	405,059
2016	280,000
2017	—
2018	475,190
Thereafter	507,420
Total	$1,698,388

On August 15, 2013, the Authority completed a series of refinancing transactions related to certain of its outstanding indebtedness, including a private placement of $500.0 million in aggregate principal amount of senior unsecured notes and the consummation of a tender offer and consent solicitation with respect to certain of its outstanding notes (all further discussed below). The net proceeds from this private placement, together with borrowings under the Authority’s Bank Credit Facility, were used to repurchase or redeem all of the Authority's outstanding 2012 Third Lien Senior Secured Notes and to repurchase $69.0 million of the Authority's outstanding 2012 Senior Subordinated Notes, and to pay related fees and expenses. The Authority incurred approximately $12.8 million in costs in connection with these refinancing transactions, consisting primarily of consulting, legal and tender and consent fees. Based upon conclusions reached in accordance with authoritative guidance issued by the FASB pertaining to debt refinancing, approximately $7.3 million in previously capitalized transaction costs and $3.8 million in new transaction costs were expensed and recorded as a loss on early exchange of debt and write-off of debt issuance costs in the accompanying consolidated statement of income for the fiscal year ended September 30, 2013. Approximately $8.6 million in new transaction costs were capitalized and included in other assets, net, in the accompanying consolidated balance sheet as of September 30, 2013 and will be amortized over the term of the related debt. The remaining $400,000 in new transaction costs was

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reflected as a debt discount and included in long-term debt, net of current portion, in the accompanying consolidated balance sheet as of September 30, 2013 and will be amortized over the term of the related debt.

On November 19, 2013, the Authority completed certain additional refinancing transactions relating to its Bank Credit Facility, Term Loan Facility and 2009 and 2012 Second Lien Notes, including the repayment and termination of the Bank Credit Facility and Term Loan Facility and the repurchase and redemption of the 2009 and 2012 Second Lien Notes with the proceeds from new senior secured credit facilities (refer to Note 17). The discussion below relating to the Bank Credit Facility, the Term Loan Facility and the 2009 and 2012 Second Lien Notes includes a description of the terms of such instruments as they existed at September 30, 2013.

Bank Credit Facilities

First Lien, First Out Credit Facility

In March 2012, the Authority entered into a Fourth Amended and Restated Bank Credit Facility providing for a $400.0 million term loan and a revolving loan with letter of credit and borrowing capacity of up to $75.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent (the "Bank Credit Facility"). Principal outstanding on the term loan under the Bank Credit Facility is to be repaid at a rate of $1.0 million per quarter. The Bank Credit Facility matures on March 31, 2015, upon which date all outstanding balances are payable in full. As of September 30, 2013, there were $393.0 million in term loans and no revolving loans outstanding under the Bank Credit Facility. As of September 30, 2013, letters of credit issued under the Bank Credit Facility totaled $3.4 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Bank Credit Facility, and after taking into account restrictive financial covenant requirements, the Authority had approximately $71.6 million of borrowing capacity under the Bank Credit Facility as of September 30, 2013.
Borrowings under the Bank Credit Facility incur interest as follows: (i) for base rate revolving loans, base rate plus an applicable margin based on a leverage-based pricing grid between 2.25% and 3.25%; (ii) for Eurodollar rate revolving loans, the applicable LIBOR rate plus an applicable margin based on a leverage-based pricing grid between 3.50% and 4.50%; (iii) for base rate term loans, base rate plus an applicable margin equal to 3.25%; and (iv) for Eurodollar rate term loans, the applicable LIBOR rate plus 4.50%. For Eurodollar rate term loans, LIBOR is subject to a 1.0% floor. There also is a fee of between 0.25% and 0.50%, based on a leverage-based pricing grid, charged on unused revolving commitments. Interest on Eurodollar rate loans is payable at the end of each applicable interest period for periods of three months or less and for loans of more than three months, each March, June, September or December that occurs after the beginning of such interest period. Interest on base rate loans is payable quarterly in arrears. As of September 30, 2013, the $393.0 million in term loans outstanding were based on the Eurodollar rate floor of 1.0% plus an applicable margin of 4.50%. The applicable margin for commitment fees was 0.50% as of September 30, 2013. As of September 30, 2013 and 2012, accrued interest, including commitment fees, on the Bank Credit Facility was $61,000 and $211,000, respectively.

The Authority's obligations under the Bank Credit Facility are fully and unconditionally guaranteed, jointly and severally, by the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming (collectively, the “Guarantors”). The Bank Credit Facility is collateralized by a first priority lien on substantially all of the Authority's property and assets and those of the Guarantors (other than MBC), including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land and improvements that comprise Mohegan Sun (the Authority and the Guarantors, other than MBC, are collectively referred to herein as the “Grantors”). The Grantors also are required to pledge additional assets as collateral for the Bank Credit Facility as they and future guarantor subsidiaries acquire them. The liens and security interests granted by the Grantors as security for the Authority's obligations under the Bank Credit Facility are senior in priority to the liens on the same collateral securing the Term Loan Facility (as defined below) and the 2009 Second Lien Notes and 2012 Second Lien Notes (each as defined below and, collectively, the “Secured Notes”). The collateral securing the Bank Credit Facility constitutes substantially all of the Grantors' property and assets that secure the Term Loan Facility and the Secured Notes, but excludes certain excluded assets as defined in the Bank Credit Facility.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2013, the Authority and the Tribe were in compliance with all respective covenant requirements under the Bank Credit Facility.
On November 19, 2013, the Authority repaid and terminated the Bank Credit Facility (refer to Note 17).

First Lien, Second Out Term Loan Facility

In March 2012, the Authority entered into a loan agreement providing for a $225.0 million first lien, second out term loan with Wells Fargo Gaming Capital, LLC serving as Administrative Agent (the "Term Loan Facility"). The Term Loan Facility was issued at a price of 98.0% of par, for an initial yield of approximately 9.6% per annum. The Term Loan Facility has no mandatory amortization and is payable in full on March 31, 2016.

Loans under the Term Loan Facility incur interest as follows: (i) for base rate loans, base rate plus 6.50% per annum and (ii) for Eurodollar rate loans, LIBOR plus 7.50% per annum. In all cases, LIBOR is subject to a 1.50% floor. Interest on Eurodollar rate loans is payable at the end of each applicable interest period or every quarter in arrears, if an interest period exceeds three months. Interest on base rate loans is payable quarterly in arrears. As of September 30, 2013, the Authority had a $225.0 million Eurodollar rate loan outstanding, which was based on the Eurodollar rate floor of 1.50% plus an applicable margin of 7.50%. As of September 30, 2013 and 2012, accrued interest on the Term Loan Facility was $1.1 million and $1.2 million, respectively.

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
As of September 30, 2013, the Authority and the Tribe were in compliance with all respective covenant requirements under the Term Loan Facility.
On November 19, 2013, the Authority repaid and terminated the Term Loan Facility (refer to Note 17).

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

In March 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2009 Second Lien Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2009 Second Lien Notes, which eliminated certain restrictive covenants under

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the notes and related indenture. The aggregate principal amount of 2009 Second Lien Notes tendered and exchanged was $199.8 million. An aggregate principal amount of $200,000 of 2009 Second Lien Notes remains outstanding as of September 30, 2013. As of September 30, 2013 and 2012, accrued interest on the 2009 Second Lien Notes was $10,000.

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
On November 19, 2013, the Authority redeemed all of its outstanding 2009 Second Lien Notes (refer to Note 17).

2012 11 ½% Second Lien Senior Secured Notes

In March 2012, the Authority issued $199.8 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.50% per annum (the “2012 Second Lien Notes”) in exchange for an equal amount of 2009 Second Lien Notes. The 2012 Second Lien Notes mature on November 1, 2017. The Authority may redeem the 2012 Second Lien Notes, in whole or in part, at any time prior to November 1, 2014, at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest. On or after November 1, 2014, the Authority may redeem the 2012 Second Lien Notes, in whole or in part, at a premium decreasing ratably to zero, plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Second Lien Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Second Lien Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Second Lien Notes is payable semi-annually on May 1st and November 1st. As of September 30, 2013 and 2012, accrued interest on the 2012 Second Lien Notes was $9.6 million and $13.1 million, respectively.

In July 2013, the Authority solicited and received requisite consents from tendering holders of the 2012 Second Lien Notes to certain amendments to the indenture governing the notes. The amendments, which became operative in August 2013, permitted the Authority to refinance its outstanding subordinated indebtedness with senior unsecured indebtedness and to enter into certain transactions with the Mohegan Tribe in the event that the Mohegan Tribe constructs a hotel on Tribal land currently leased by the Authority.

The 2012 Second Lien Notes and the related guarantees are secured by second lien security interests in substantially all of the Grantors property and assets. These liens are junior in priority to the liens on the same collateral securing the Authority's Bank Credit Facility and Term Loan Facility (and permitted replacements thereof) and to all other permitted prior liens, including liens securing certain hedging obligations. The collateral securing the 2012 Second Lien Notes constitutes substantially all of the Grantors' property and assets that secure the Bank Credit Facility and Term Loan Facility and the 2009 Second Lien Notes, but excludes certain excluded assets as defined in the 2012 Second Lien Notes indenture. The 2012 Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.

The 2012 Second Lien Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
On November 19, 2013, the Authority repurchased or redeemed all of its outstanding 2012 Second Lien Notes (refer to Note 17).

2012 10 ½% Third Lien Senior Secured Notes

In March 2012, the Authority issued $417.7 million Third Lien Senior Secured Notes with fixed interest payable at a rate of 10.50% per annum (the “2012 Third Lien Notes”) in exchange for $234.2 million of 2005 Senior Unsecured Notes and $183.5 million of 2002 8% Senior Subordinated Notes. The 2012 Third Lien Notes were scheduled to mature on December 15, 2016.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 2012 Third Lien Notes were redeemable, in whole or in part, at any time at a price equal to 100% of the principal amount plus accrued interest.

On August 15, 2013, the Authority completed a tender offer and consent solicitation for its outstanding 2012 Third Lien Notes. As part of the tender offer, the Authority solicited and received requisite consents from tendering holders to certain amendments to the indentures governing the 2012 Third Lien Notes, which eliminated certain restrictive covenants under the notes and related indenture. Pursuant to this transaction, the Authority repurchased or redeemed all of its outstanding 2012 Third Lien Notes in the aggregate principal amount of $417.7 million. As of September 30, 2012, accrued interest on the 2012 Third Lien Notes was $25.0 million.

Senior Unsecured Notes

2013 9 3/4% Senior Unsecured Notes

On August 15, 2013, the Authority issued $500.0 million Senior Unsecured Notes with fixed interest payable at a rate of 9.75% per annum (the “2013 Senior Unsecured Notes”). The net proceeds from this transaction, together with borrowings under the Bank Credit Facility, were used to repurchase or redeem all of its outstanding 2012 Third Lien Notes and to repurchase $69.0 million of its outstanding 2012 Senior Subordinated Notes, and to pay related fees and expenses. The 2013 Senior Unsecured Notes mature on September 1, 2021. The Authority may redeem the 2013 Senior Unsecured Notes, in whole or in part, at any time prior to September 1, 2016 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest and additional interest (pursuant to the registration rights agreement described below), if any, to the date of redemption. On or after September 1, 2016, the Authority may redeem the 2013 Senior Unsecured Notes, in whole or in part, at specified redemption prices, together with accrued interest and additional interest, if any, to the date of redemption. If the Authority experiences specific kinds of change of control triggering events, the Authority must offer to repurchase the 2013 Senior Unsecured Notes at a price equal to 101% of the principal amount thereof, plus accrued interest and additional interest, if any, to the purchase date. In addition, if the Authority undertakes certain types of asset sales and does not use the related sale proceeds for specified purposes, the Authority may be required to offer to repurchase the 2013 Senior Unsecured Notes at a price equal to 100% of the principal amount, plus accrued interest and additional interest, if any. Interest on the 2013 Senior Unsecured Notes is payable semi-annually on March 1st and September 1st, commencing March 1, 2014. As of September 30, 2013, accrued interest on the 2013 Senior Unsecured Notes was $6.2 million.

The 2013 Senior Unsecured Notes are uncollateralized general obligations of the Authority, and are effectively subordinated to all of the Authority’s and the Guarantors' and future guarantor subsidiaries' senior secured indebtedness, including the Bank Credit Facility, Term Loan Facility, 2009 Second Lien Notes and 2012 Second Lien Notes, to the extent of the value of the collateral securing such indebtedness. The 2013 Senior Unsecured Notes also are effectively subordinated to any indebtedness and other liabilities (including trade payables) of the Authority’s subsidiaries that do not guarantee the 2013 Senior Unsecured Notes. The 2013 Senior Unsecured Notes rank equally in right of payment with the Authority’s other unsecured, unsubordinated indebtedness, including trade payables and the senior portion of the Authority’s payment obligations under its Relinquishment Agreement. The 2013 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.

The 2013 Senior Unsecured Notes indenture contains certain covenants that, subject to certain significant exceptions, limit, among other things, the Authority’s and Guarantors’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or transfer and sell assets. The 2013 Senior Unsecured Notes indenture includes customary events of default, including, but not limited to, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay certain other indebtedness the occurrence of which is caused by a failure to pay principal, premium or interest or results in the acceleration of such indebtedness, certain events of bankruptcy and insolvency and certain judgment defaults.

The 2013 Senior Unsecured Notes and guarantees have not been registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

Registration Rights Agreement

On August 15, 2013, the Authority and the Guarantors entered into a registration rights agreement with Credit Suisse Securities (USA) LLC and RBS Securities Inc., as representatives of the initial purchasers of the 2013 Senior Unsecured Notes.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Upon the terms and subject to the conditions of this agreement, the Authority agreed to offer to exchange the 2013 Senior Unsecured Notes pursuant to a registration statement effective within 240 days of issuance for a new issue of substantially identical debt securities registered under the Securities Act of 1933. Under certain circumstances, the Authority also may be obligated under the registration rights agreement to file a shelf registration statement with respect to the 2013 Senior Unsecured Notes.

2005 6 1/8% Senior Unsecured Notes
In February 2005, the Authority issued $250.0 million Senior Unsecured Notes with fixed interest payable at a rate of 6.125% per annum (the “2005 Senior Unsecured Notes”). Subsequent to the Authority's March 2012 private exchange offer, $15.8 million of the 2005 Senior Unsecured Notes remained outstanding, which amount, including accrued interest, was repaid at maturity on February 15, 2013 with cash on hand. As of September 30, 2012, accrued interest on the 2005 Senior Unsecured Notes was $81,000.
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
In March 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2004 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 Senior Subordinated Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 Senior Subordinated Notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million of the 2004 Senior Subordinated Notes remains outstanding as of September 30, 2013. As of September 30, 2013 and 2012, accrued interest on the 2004 Senior Subordinated Notes was $188,000 and $148,000, respectively.
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

In March 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Subordinated Notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 Senior Subordinated Notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million of the 2005 Senior Subordinated Notes remains outstanding as of September 30, 2013. As of September 30, 2013 and 2012, accrued interest on the 2005 Senior Subordinated Notes was $83,000 and $56,000, respectively.

2012 11% Senior Subordinated Notes

In March 2012, the Authority issued $344.2 million Senior Subordinated Toggle Notes with fixed interest payable at a rate of 11% per annum (the “2012 Senior Subordinated Notes”) in exchange for $203.8 million of 2004 Senior Subordinated Notes and $140.3 million of 2005 Senior Subordinated Notes. The 2012 Senior Subordinated Notes mature on September 15, 2018. The Authority may redeem the 2012 Senior Subordinated Notes, in whole or in part, at any time, at a price equal to 100% of the principal amount plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Senior Subordinated Notes is payable semi-annually on March 15th and September 15th. The initial interest payment on the 2012 Senior Subordinated Notes was payable entirely in cash. For any subsequent interest payment period through March 15, 2018, the Authority may, at its option, elect to pay interest

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

on the 2012 Senior Subordinated Notes either entirely in cash or by paying up to 2% in 2012 Senior Subordinated Notes (“PIK Interest”). If the Authority elects to pay PIK Interest, such election will increase the principal amount of the 2012 Senior Subordinated Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of 2012 Senior Subordinated Notes on the relevant record date.

On August 15, 2013, the Authority repurchased $69.0 million aggregate principal amount of 2012 Senior Subordinated Notes. An aggregate principal amount of $275.2 million of the 2012 Senior Subordinated Notes remains outstanding as of September 30, 2013. As of September 30, 2013 and 2012, accrued interest on the 2012 Senior Subordinated Notes was $1.3 million and $1.7 million, respectively.

The 2012 Senior Subordinated Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

The Authority's senior subordinated notes are uncollateralized general obligations of the Authority, and are subordinated to borrowings under the Bank Credit Facility, Term Loan Facility, 2009 Second Lien Notes, 2012 Second Lien Notes and 2013 Senior Unsecured Notes. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.

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

As of September 30, 2013, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and the Authority's liquidity and covenant requirement restrictions, among other factors.
Line of Credit
As of September 30, 2013, the Authority had a $16.5 million revolving credit facility with Bank of America, N.A. maturing on March 31, 2015 (the “Line of Credit”). Pursuant to provisions of the Bank Credit Facility, the Line of Credit may be replaced by an Autoborrow Loan governed by the terms of an Autoborrow Agreement described in the Bank Credit Facility. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations. As of September 30, 2013, no amount was drawn on the Line of Credit. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Bank Credit Facility. As of September 30, 2013, the Authority was in compliance with all covenant requirements under the Line of Credit and had $16.5 million of borrowing capacity thereunder. As of September 30, 2013 and 2012, there was no accrued interest on the Line of Credit.
On November 19, 2013, the Authority amended and restated the Line of Credit in connection with the refinancing of its Bank Credit Facility (refer to Note 17).
2009 Mohegan Tribe Promissory Note

In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “2009 Mohegan Tribe Promissory Note”) which matures on September 30, 2014. The 2009 Mohegan Tribe Promissory Note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly in the amount of $1.2 million, commencing December 31, 2013 and continuing through June 30, 2014, with the balance of accrued and unpaid interest due at maturity. Principal outstanding under the 2009 Mohegan Tribe Promissory Note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 and continuing through September 30, 2013 and (ii) $875,000 per quarter, commencing December 31, 2013. As of September 30, 2013 and 2012, accrued interest on the Mohegan Tribe Promissory Note was $4.7 million and $3.9 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2012 Mohegan Tribe Minor's Trust Promissory Note

In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan (the “2012 Mohegan Tribe Minor's Trust Promissory Note”). The 2012 Mohegan Tribe Minor's Trust Promissory Note matures on March 31, 2016. The 2012 Mohegan Tribe Minor's Trust Promissory Note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly, commencing June 30, 2012. Principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 and continuing through September 30, 2014 and (ii) $1.5 million per quarter, commencing December 31, 2014 and continuing to maturity. As of September 30, 2013 and 2012, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $5,000 and $16,000, respectively.
Mohegan Tribe Credit Facility

In March 2012, the Tribe extended a revolving credit facility issued to Salishan-Mohegan with a borrowing capacity of$1.45 million (the “Mohegan Tribe Credit Facility”). The Mohegan Tribe Credit Facility matured on September 30, 2013. As of September 30, 2013, no amount was outstanding under the Mohegan Tribe Credit Facility. As of September 30, 2012, accrued interest on the Mohegan Tribe Credit Facility was $249,000.
2013 Mohegan Tribe Promissory Note

In March 2013, MG&H purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a promissory note in the principal amount of $7.4 million (the “2013 Mohegan Tribe Promissory Note”). The 2013 Mohegan Tribe Promissory Note matures on December 31, 2018. The 2013 Mohegan Tribe Promissory Note accrues interest at an annual rate of 4.0% payable quarterly, commencing June 30, 2013. As of September 30, 2013, accrued interest on the 2013 Mohegan Tribe Promissory Note was $1,000.
Downs Lodging Credit Facility

In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary of the Authority, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender (the “Downs Lodging Credit Facility”). The proceeds of the Downs Lodging Credit Facility are being used by Downs Lodging to finance Project Sunlight, a hotel and convention center expansion project being developed and built by Downs Lodging at Mohegan Sun at Pocono Downs. The Downs Lodging Credit Facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging Credit Facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging Credit Facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging Credit Facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of September 30, 2013, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging Credit Facility. As of September 30, 2013, there was no accrued interest on the Downs Lodging Credit Facility. As of September 30, 2012, accrued interest on the Downs Lodging Credit Facility was $375,000.
Salishan-Mohegan Promissory Notes
In December 2012, Salishan-Mohegan Two, a wholly-owned subsidiary of Salishan-Mohegan, entered into two promissory notes with third-party lenders to fund the acquisition of certain property related to the Cowlitz Project. The first note, in the original principal amount of $150,000, bears no interest and amortizes as follows: (i) $5,000 per month, commencing December 31, 2012 and continuing through July 31, 2014 and (ii) $10,000 per month, commencing August 31, 2014 until fully paid. The second note, in the original principal amount of $375,000, matures on December 31, 2014 and accrues interest at an annual rate of 7.0%, payable monthly, commencing January 1, 2013. As of September 30, 2013, there was no accrued interest on the promissory notes.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Instruments
The Authority is considered an “end user” of derivative instruments and engages in derivative transactions, from time to time, for risk management purposes only. The Authority held no derivative instruments as of September 30, 2013 and 2012.
Interest rate swap agreements hedging outstanding debt instruments of the Authority, which qualified for hedge accounting in accordance with authoritative guidance issued by the FASB pertaining to the accounting for derivative instruments and hedging activities, and were designated as fair value hedges, were sold in prior fiscal years for a net aggregate gain of $1.7 million. This gain was deferred and added to the carrying value of the respective notes being hedged and was amortized and recorded to interest expense over the remaining term of the respective notes. The Authority recorded related amortization to interest expense totaling $(76,000), $(255,000) and $(467,000) for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. As of September 30, 2013, there was no deferred gain on derivative instruments sold remaining.

NOTE 7—LEASES:
The Authority leases certain areas at Mohegan Sun and Mohegan Sun at Pocono Downs to third-party food and beverage and retail outlets, as well as the rights to access and utilize Mohegan Sun’s rooftop for the installation and operation of antenna towers. Minimum future rental income that the Authority expects to earn under non-cancelable leases is as follows (in thousands):

	Fiscal Years Ending September 30,
	2014	2015	2016	2017	2018	Thereafter	Total
Minimum future rental income	$6,927	$6,934	$6,236	$3,912	$3,288	$8,891	$36,188
The Authority is required to make payments under various operating leases for buildings, equipment and land at Mohegan Sun and Mohegan Sun at Pocono Downs. The Authority incurred rental expense totaling $11.0 million, $12.6 million and $13.3 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. Minimum future rental expense that the Authority expects to incur under non-cancelable leases is as follows (in thousands):

	Fiscal Years Ending September 30,
	2014	2015	2016	2017	2018	Thereafter	Total
Minimum future rental expense	$1,859	$1,768	$949	$846	$830	$1,730	$7,982

NOTE 8—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $50.0 million, $53.0 million and $47.1 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services totaling $26.8 million, $27.0 million and $27.2 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.
The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $17.8 million, $18.7 million and $21.5 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.
The Authority incurred interest expense associated with borrowings from the Mohegan Tribe totaling $3.0 million, $2.5 million and $1.5 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.
Prior to March 2013, MTGA Gaming and the Tribe held 49% and 51% membership interests in MG&H, respectively. On March 29, 2013, MG&H purchased and acquired all of the Tribe's membership interests in MG&H and retired the membership interests in exchange for a promissory note to the Tribe in the principal amount of $7.4 million.
As of September 30, 2013, outstanding payables to the Tribe totaled approximately $800,000 and were included in "Current liabilities - Due to Mohegan Tribe" in the accompanying consolidated balance sheet as of September 30, 2013.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
As of September 30, 2013, the Authority employed approximately 130 members of the Tribe.

NOTE 9—EMPLOYEE BENEFIT PLANS:
The Authority maintains a retirement savings plan for its employees under Section 401(k) and Section 401(a) of the Internal Revenue Code (the “Mohegan Retirement and 401(k) Plan”). Under the 401(k) portion of the plan, participants may contribute between 1% and 25% of eligible compensation up to the maximum allowed by the Internal Revenue Code. The Authority matches 50% of participants’ elective deferral contributions up to a maximum of 3% of participants’ compensation. Under the retirement portion of the plan, the Authority may make discretionary retirement contributions based on a rate of $0.30 per qualified hour worked. In general, employees become eligible for the Mohegan Retirement and 401(k) Plan after 90 days of service and become fully vested after six years of service. In February 2009, the Authority suspended both its discretionary matching 401(k) contributions and retirement contributions. In July 2012, the Authority resumed its discretionary matching 401(k) contributions. Discretionary retirement contributions remain suspended. The Authority contributed $2.4 million and $612,000, net of forfeitures, to the Mohegan Retirement and 401(k) Plan for the fiscal year ended September 30, 2013 and 2012, respectively.

The Authority, together with the Tribe, maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain key employees. Under the Deferred Compensation Plan, participants may defer up to 100% of their compensation. Participants’ withdrawals, net of contributions and changes in fair value of investments, totaled $7.4 million for the fiscal years ended September 30, 2013. Participants’ contributions, net of withdrawals and changes in fair value of investments, totaled $493,000 and $761,000 for the fiscal years ended September 30, 2012 and 2011, respectively.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $155.8 million, $173.1 million and $183.8 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. As of September 30, 2013 and 2012, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $12.7 million and $13.7 million, respectively.
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

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $124.0 million, $134.2 million and $129.7 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. As of September 30, 2013 and 2012, outstanding Pennsylvania Slot Machine Tax payments totaled $5.5 million.
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
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $6.1 million, $6.8 million and $6.6 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. As of September 30, 2013 and 2012, outstanding Pennsylvania Table Game Tax payments totaled $127,000 and $92,000, respectively.
Pennsylvania Regulatory Fee
Slot machine licensees in the Commonwealth of Pennsylvania are required to reimburse state gaming regulatory agencies for various administrative and operating expenses (“Pennsylvania Regulatory Fee”) at a rate of 1.5% of gross revenues from slot machines and table games. The Commonwealth of Pennsylvania temporarily suspended this assessment in May and June 2013.
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $4.2 million, $5.1 million and $5.0 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. As of September 30, 2013 and 2012, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $132,000 and $129,000, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which also are to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 12 of the 14 authorized gaming facilities have commenced operations. As of September 30, 2013, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee.
The Authority reflected expenses associated with this repayment schedule totaling $633,000, $659,000 and $846,000 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.
Horsemen’s Agreement
Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2014. As of September 30, 2013 and 2012, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $7.8 million and $9.3 million, respectively.
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

The Authority reflected payments associated with the Priority Distribution Agreement totaling $19.2 million, $18.8 million and $18.3 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.
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
As of September 30, 2013 and 2012, the carrying amount of the relinquishment liability was $74.4 million and $120.8 million, respectively. The decrease in the relinquishment liability during the fiscal year ended September 30, 2013 was due to $51.2 million in relinquishment payments and a $249,000 relinquishment liability reassessment credit. This reduction in the liability was offset by $5.0 million representing the accretion of discount to the relinquishment liability.
Relinquishment payments consisted of the following (in millions):

	For the Fiscal Years Ended
	September 30, 2013	September 30, 2012	September 30, 2011
Principal	$45.4	$45.3	$42.6
Accretion of discount	5.8	9.0	12.4
Total	$51.2	$54.3	$55.0
The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of September 30, 2013 and 2012, relinquishment payments earned but unpaid were $13.3 million.

The relinquishment liability reassessment credits of $249,000, $11.4 million and $8.8 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively, resulted from reductions in Mohegan Sun revenue projections as of the end of each respective fiscal year compared to projections as of the end of the related prior fiscal year.

NOTE 12—MOHEGAN VENTURES-NORTHWEST, LLC (COWLITZ PROJECT):
In July 2004, the Authority formed Mohegan Ventures-NW as its wholly-owned subsidiary. Mohegan Ventures-NW is one of three current members in Salishan-Mohegan, which was formed to participate in the Cowlitz Project, a proposed casino to be owned by the Cowlitz Tribe and to be located in Clark County, Washington. Mohegan Ventures-NW, Salishan Company, LLC, an unrelated entity, and the Tribe hold membership interests in Salishan-Mohegan of 49.15%, 41% and 9.85%, respectively. Salishan-Mohegan holds a 100% membership interest in Salishan-Mohegan Two, which was formed to acquire certain property related to the Cowlitz Project. Salishan-Mohegan is not a restricted entity of the Authority, and therefore, is not a guarantor of the Authority’s debt obligations.
In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time. Under the terms of the development agreement, Salishan-Mohegan will assist in securing financing, as well as administer and oversee the planning, designing, development, construction and furnishing of the proposed casino. The development agreement provides for development fees of 3% of total Project Costs, as defined under the development agreement. Under the terms of an operating agreement, development fees will be distributed to Mohegan Ventures-NW. In 2006, Salishan-Mohegan purchased a 152-acre site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States pursuant to the development agreement. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiation of a gaming compact with the State of Washington and acceptance of land into trust on behalf of the Cowlitz Tribe by the United States Department of the Interior. The development agreement provides for termination of Salishan-Mohegan’s exclusive development

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

rights if the land is not taken into trust by December 31, 2020. Under the terms of the management agreement, Salishan-Mohegan will manage, operate and maintain the proposed casino for a period of seven years following its opening. The management agreement provides for management fees of 24% of Net Revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Under the terms of the operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interest. The management agreement is subject to approval by the National Indian Gaming Commission (the “NIGC”).
Under the terms of the development agreement, certain receivables contributed to Salishan-Mohegan and amounts advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe are reimbursable to Salishan-Mohegan by the Cowlitz Tribe, subject to appropriate approvals defined under the development agreement. Reimbursements are contingent and are to be distributed upon: (1) the receipt of necessary financing for the development of the proposed casino, and (2) the related property being taken into trust by the United States Department of the Interior. The Authority currently accrues interest on the Salishan-Mohegan receivables at an annual rate of 10.0%.
On March 13, 2013, two lawsuits challenging a December 2010 decision of the Assistant Secretary - Indian Affairs of the Department of the Interior to take the 152-acre Cowlitz Project site into trust were dismissed on procedural grounds. In April 2013, pursuant to judicial directive, the Department of the Interior issued a new Record of Decision to take the Cowlitz Project site into trust, determining once again that the site will serve as the initial reservation of the Cowlitz Tribe and that the tribe may conduct gaming on such lands under the Indian Gaming Regulatory Act. In June 2013, the plaintiffs in the earlier litigation filed two new lawsuits challenging the new Record of Decision, and, in July 2012, those lawsuits were consolidated. Transfer of the property to the United States remains subject to final action by the Department of the Interior and a stay agreed to in connection with the pending lawsuits. Class III gaming on the property remains subject to the negotiation and federal approval of a compact between the Cowlitz Tribe and the State of Washington. The Authority can provide no assurance that these conditions will be satisfied or that necessary financing for the development of the proposed casino will be obtained.
In light of the aforementioned and the uncertainty in the development of the Cowlitz Project, the Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Authority’s estimate of the probability that the receivables will be collected. As of September 30, 2013 and 2012, the Salishan-Mohegan receivables, including accrued interest, totaled $48.0 million and $40.0 million, respectively. As of September 30, 2013 and 2012, related reserves for doubtful collection totaled $14.4 million and $12.0 million, respectively. The Salishan-Mohegan receivables were included in other assets, net, in the accompanying consolidated balance sheets.

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

In connection with the Menominee Project, the Authority entered into a management agreement with the Menominee Tribe and the Menominee Kenosha Gaming Authority (the “MKGA”), and WTG purchased the development rights for the Menominee Project under a development agreement with the Menominee Tribe and the MKGA. In September 2010, WTG entered into a release and reimbursement agreement pursuant to which WTG: (1) relinquished its development rights and was relieved of its development obligations for the Menominee Project; (2) retained its rights to reimbursement of certain receivables related to reimbursable costs and expenses advanced by WTG on behalf of the Menominee Tribe for the Menominee Project, subject to certain conditions; and (3) assigned the option to purchase the proposed Menominee Project site in Kenosha to MKGA. The Authority retained its interest in the management agreement. Due to the uncertainty in the development of the Menominee Project, as of September 30, 2008, the Authority had fully reserved for these receivables and had written-off the related development rights intangible asset. In February 2012, the MKGA terminated its efforts to seek NIGC approval of the management agreement. As of September 30, 2013, the WTG receivables remain fully reserved.

NOTE 14—INVESTMENT IN WNBA FRANCHISE:
In January 2003, the Authority formed MBC as its wholly-owned subsidiary to own and operate a professional basketball team in the WNBA. In January 2003, the Authority and MBC entered into a Membership Agreement with WNBA, LLC which sets forth the terms and conditions under which MBC acquired its membership in the WNBA and the right to own and operate a

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The player roster value was amortized over seven years and became fully amortized in fiscal 2010. The franchise value is being amortized over thirty years and is assessed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As of September 30, 2013 and 2012, accumulated amortization on the franchise value was $2.0 million and $1.8 million, respectively. Amortization expense associated with the franchise value totaled $183,000 for each of the fiscal years ended September 30, 2013, 2012 and 2011. The Authority expects to incur amortization expenses related to the franchise value of $183,000 for each of the next five fiscal years. The franchise value was included in intangible assets, net, in the accompanying consolidated balance sheets.
MBC currently owns approximately 4.2% of the membership interest in WNBA, LLC which is accounted for under the Cost Method. Under the terms of the Limited Liability Company Agreement of WNBA, LLC, if at any time, WNBA, LLC’s Board of Governors determines that additional funds are needed for WNBA, LLC’s or any league entity’s general business, the Board of Governors may require additional cash capital contributions. In such event, each member shall be obligated to contribute to WNBA, LLC an amount of cash equal to that member’s proportionate share of ownership. No such cash capital contribution has been required by WNBA, LLC through September 30, 2013.

NOTE 15—SEGMENT REPORTING:
As of September 30, 2013, the Authority owns and operates, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise, and the Mohegan Sun Country Club at Pautipaug (collectively, the “Connecticut Facilities”), and the Pennsylvania Facilities. Substantially all of the Authority's revenues are derived from these operations. The Connecticut Sun franchise and the Mohegan Sun Country Club at Pautipaug are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Authority has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania Facilities. The Authority's operations related to investments in unconsolidated affiliates and certain other corporate and management operations have not been identified as separate reportable segments, therefore, these operations are included in corporate and other in the following segment disclosures to reconcile to consolidated results.

	For the Fiscal Years Ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2011
Net revenues:
Mohegan Sun	$1,042,078	$1,084,017	$1,115,326
Mohegan Sun at Pocono Downs	296,648	314,999	303,053
Corporate and other	1,302	297	—
Total	$1,340,028	$1,399,313	$1,418,379
Income (loss) from operations:
Mohegan Sun	$212,680	$199,358	$223,777
Mohegan Sun at Pocono Downs	43,763	43,296	31,491
Corporate and other	(26,937)	(17,230)	(16,864)
Total	229,506	225,424	238,404
Accretion of discount to the relinquishment liability	(4,974)	(8,248)	(11,366)
Interest income	6,271	4,492	2,732
Interest expense, net of capitalized interest	(170,150)	(146,057)	(117,710)
Loss on early exchange of debt and write-off of debt issuance costs	(11,516)	(14,326)	—
Other expense, net	(1,595)	(44)	(217)
Net income	47,542	61,241	111,843
Loss attributable to non-controlling interests	2,784	2,019	2,134
Net income attributable to Mohegan Tribal Gaming Authority	$50,326	$63,260	$113,977

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Fiscal Years Ended
	September 30, 2013	September 30, 2012	September 30, 2011
Capital expenditures incurred:
Mohegan Sun	$27,652	$36,542	$41,325
Mohegan Sun at Pocono Downs	4,673	3,543	5,152
Corporate	33,728	3,557	—
Total	$66,053	$43,642	$46,477

	September 30, 2013	September 30, 2012
Total assets:
Mohegan Sun	$1,425,152	$1,484,369
Mohegan Sun at Pocono Downs	558,700	570,078
Corporate	152,298	181,699
Total	$2,136,150	$2,236,146

NOTE 16—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:

As of September 30, 2013, substantially all of the Authority's outstanding debt is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. The Authority's 2001 8 3/8% Senior Subordinated Notes, which were repaid at maturity on July 1, 2011, were fully and unconditionally guaranteed by MBC. Separate financial statements and other disclosures concerning the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 15 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor subsidiaries and entities as of September 30, 2013 and 2012 and for the fiscal years ended September 30, 2013, 2012 and 2011 is as follows (in thousands):

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$44,060	$18,655	$909	$—	$63,624
Restricted cash	—	1,714	12,043	—	13,757
Receivables, net	23,186	2,717	239	—	26,142
Inventories	12,928	1,062	—	—	13,990
Other current assets	18,125	1,197	1,196	—	20,518
Total current assets	98,299	25,345	14,387	—	138,031
Non-current assets:
Property and equipment, net	1,193,676	225,263	57,236	—	1,476,175
Goodwill	—	39,459	—	—	39,459
Other intangible assets, net	120,508	285,010	—	—	405,518
Other assets, net	35,159	3,891	38,127	(210)	76,967
Intercompany receivables	238,545	37,149	—	(275,694)	—
Investment in subsidiaries	332,737	—	—	(332,737)	—
Total assets	$2,018,924	$616,117	$109,750	$(608,641)	$2,136,150
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$4,000	$—	$63	$—	$4,063
Current portion of relinquishment liability	62,947	—	—	—	62,947
Due to Mohegan Tribe	808	—	5,500	—	6,308
Current portion of capital leases	2,302	—	—	—	2,302
Trade payables	8,901	1,613	17	—	10,531
Construction payables	6,790	558	3,663	—	11,011
Accrued interest payable	18,616	—	4,680	—	23,296
Other current liabilities	93,377	29,580	1,025	—	123,982
Total current liabilities	197,741	31,751	14,948	—	244,440
Non-current liabilities:
Long-term debt, net of current portion	1,603,924	—	45,405	—	1,649,329
Relinquishment liability, net of current portion	11,418	—	—	—	11,418
Due to Mohegan Tribe, net of current portion	—	—	23,420	—	23,420
Capital leases, net of current portion	3,138	—	—	—	3,138
Other long-term liabilities	2,941	—	2,079	—	5,020
Intercompany payables	—	236,772	38,922	(275,694)	—
Accumulated losses in excess of investment in subsidiaries	—	6,832	—	(6,832)	—
Total liabilities	1,819,162	275,355	124,774	(282,526)	1,936,765
Capital:
Retained earnings	199,762	340,762	(15,024)	(326,264)	199,236
Mohegan Tribal Gaming Authority capital	199,762	340,762	(15,024)	(326,264)	199,236
Non-controlling interests	—	—	—	149	149
Total capital	199,762	340,762	(15,024)	(326,115)	199,385
Total liabilities and capital	$2,018,924	$616,117	$109,750	$(608,641)	$2,136,150
___________
(1)   Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Property and equipment, net	$1,233,688	$233,202	$23,508	$—	$1,490,398
Intercompany receivables	223,131	12,448	—	(235,579)	—
Investment in subsidiaries	351,703	557	—	(352,260)	—
Other intangible assets, net	120,623	285,305	—	—	405,928
Other assets, net	191,015	71,673	77,342	(210)	339,820
Total assets	$2,120,160	$603,185	$100,850	$(588,049)	$2,236,146
LIABILITIES AND CAPITAL
Current liabilities	$261,433	$32,771	$6,359	$—	$300,563
Due to Mohegan Tribe	—	—	31,450	—	31,450
Long-term debt and capital leases, net of current portions	1,589,443	—	45,000	—	1,634,443
Relinquishment liability, net of current portion	57,470	—	—	—	57,470
Intercompany payables	—	222,787	12,792	(235,579)	—
Other long-term liabilities	2,607	—	350	—	2,957
Total liabilities	1,910,953	255,558	95,951	(235,579)	2,026,883
Mohegan Tribal Gaming Authority capital	209,207	347,627	4,899	(353,052)	208,681
Non-controlling interests	—	—	—	582	582
Total liabilities and capital	$2,120,160	$603,185	$100,850	$(588,049)	$2,236,146
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Fiscal Year Ended September 30, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$911,180	$279,022	$—	$—	$1,190,202
Food and beverage	59,334	26,917	—	—	86,251
Hotel	40,873	—	—	—	40,873
Retail, entertainment and other	100,545	16,679	1,575	(240)	118,559
Gross revenues	1,111,932	322,618	1,575	(240)	1,435,885
Less-Promotional allowances	(76,407)	(17,300)	(4)	(2,146)	(95,857)
Net revenues	1,035,525	305,318	1,571	(2,386)	1,340,028
Operating costs and expenses:
Gaming	507,069	201,860	—	—	708,929
Food and beverage	33,297	8,280	(2)	—	41,575
Hotel	14,339	—	—	—	14,339
Retail, entertainment and other	40,371	5,589	—	(2,101)	43,859
Advertising, general and administrative	159,869	32,997	13,373	(13,566)	192,673
Corporate	14,841	—	—	13,281	28,122
Depreciation and amortization	67,097	13,220	—	—	80,317
Loss on disposition of assets	222	19	—	—	241
Severance	(146)	175	—	—	29
Pre-opening	—	687	—	—	687
Relinquishment liability reassessment	(249)	—	—	—	(249)
Total operating costs and expenses	836,710	262,827	13,371	(2,386)	1,110,522
Income (loss) from operations	198,815	42,491	(11,800)	—	229,506
Other income (expense):
Accretion of discount to the relinquishment liability	(4,974)	—	—	—	(4,974)
Interest income	146	2,320	6,064	(2,259)	6,271
Interest expense, net of capitalized interest	(118,303)	(44,126)	(9,980)	2,259	(170,150)
Loss on early exchange of debt and write-off of debt issuance costs	(11,516)	—	—	—	(11,516)
Loss on interests in subsidiaries	(13,834)	(7,389)	—	21,223	—
Other expense, net	(8)	—	(1,587)	—	(1,595)
Total other expense	(148,489)	(49,195)	(5,503)	21,223	(181,964)
Net income (loss)	50,326	(6,704)	(17,303)	21,223	47,542
Loss attributable to non-controlling interests	—	—	—	2,784	2,784
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$50,326	$(6,704)	$(17,303)	$24,007	$50,326
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Fiscal Year Ended September 30, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$1,079,411	$321,563	$285	$(1,946)	$1,399,313
Operating costs and expenses:
Gaming and other operations	643,557	230,263	—	(1,946)	871,874
Advertising, general and administrative	177,486	33,272	4,582	210	215,550
Depreciation and amortization	68,666	16,364	—	—	85,030
Loss on disposition of assets	68	285	—	—	353
Severance	12,521	—	—	—	12,521
Relinquishment liability reassessment	(11,439)	—	—	—	(11,439)
Total operating costs and expenses	890,859	280,184	4,582	(1,736)	1,173,889
Income (loss) from operations	188,552	41,379	(4,297)	(210)	225,424
Accretion of discount to the relinquishment liability	(8,248)	—	—	—	(8,248)
Interest expense, net of capitalized interest	(72,520)	(69,533)	(4,979)	975	(146,057)
Loss on early exchange of debt and write-off of debt issuance costs	(14,326)	—	—	—	(14,326)
Loss on interests in subsidiaries	(30,498)	(1,944)	—	32,442	—
Other income, net	300	1,051	4,072	(975)	4,448
Net income (loss)	63,260	(29,047)	(5,204)	32,232	61,241
Loss attributable to non-controlling interests	—	—	—	2,019	2,019
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$63,260	$(29,047)	$(5,204)	$34,251	$63,260
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Fiscal Year Ended September 30, 2011
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$1,112,021	$308,274	$—	$(1,916)	$1,418,379
Operating costs and expenses:
Gaming and other operations	656,319	225,405	—	(1,916)	879,808
Advertising, general and administrative	183,246	31,491	3,959	—	218,696
Depreciation and amortization	69,388	20,644	—	—	90,032
Severance	244	—	—	—	244
Relinquishment liability reassessment	(8,805)	—	—	—	(8,805)
Total operating costs and expenses	900,392	277,540	3,959	(1,916)	1,179,975
Income (loss) from operations	211,629	30,734	(3,959)	—	238,404
Accretion of discount to the relinquishment liability	(11,366)	—	—	—	(11,366)
Interest expense, net of capitalized interest	(60,859)	(54,713)	(2,798)	660	(117,710)
Loss on interests in subsidiaries	(25,311)	(2,053)	—	27,364	—
Other income (expense), net	(116)	721	2,570	(660)	2,515
Net income (loss)	113,977	(25,311)	(4,187)	27,364	111,843
Loss attributable to non-controlling interests	—	—	—	2,134	2,134
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$113,977	$(25,311)	$(4,187)	$29,498	$113,977
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net income	$50,326	(6,704)	(17,303)	21,223	47,542
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	67,097	13,220	—	—	80,317
Relinquishment liability reassessment	(249)	—	—	—	(249)
Accretion of discount to the relinquishment liability	4,974	—	—	—	4,974
Cash paid for accretion of discount to the relinquishment liability	(5,792)	—	—	—	(5,792)
Payment of tender offer costs	(3,104)	—	—	—	(3,104)
Loss on early exchange of debt and write-off of debt issuance costs	4,531	—	—	—	4,531
Amortization of debt issuance costs and accretion of bond discounts	11,968	—	317	—	12,285
Amortization of net deferred gain on settlement of derivative instruments	(76)	—	—	—	(76)
Provision for losses on receivables	951	103	2,382	—	3,436
Loss on disposition of assets	222	19	—	—	241
Loss from unconsolidated affiliates	(11)	—	1,564	—	1,553
Changes in operating assets and liabilities:
(Increase) decrease in receivables	495	(1,011)	(132)	—	(648)
Decrease in inventories	326	122	—	—	448
(Increase) decrease in other assets	8,255	41	(5,537)	—	2,759
Increase (decrease) in trade payables	(2,367)	265	(41)	—	(2,143)
Increase (decrease) in accrued interest	(23,183)	—	117	—	(23,066)
Increase (decrease) in other liabilities	(21,440)	(773)	2,156	—	(20,057)
Other cash flows provided by (used in) operating activities	(30,508)	49,282	2,449	(21,223)	—
Net cash flows provided by (used in) operating activities	62,415	54,564	(14,028)	—	102,951
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of change in construction payables	(24,774)	(4,481)	(30,342)	—	(59,597)
Issuance of third-party loans and advances	—	—	(2,033)	—	(2,033)
Payments received on third-party loans	139	—	—	—	139
(Increase) decrease in restricted cash, net	—	(423)	33,501	—	33,078
Proceeds from asset sales	208	8	—	—	216
Investments in unconsolidated affiliates	—	—	(4,971)	—	(4,971)
Other cash flows provided by (used in) investing activities	24,289	(22,468)	—	(1,821)	—
Net cash flows used in investing activities	(138)	(27,364)	(3,845)	(1,821)	(33,168)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	3,000	—	—	—	3,000
Bank Credit Facility repayments - revolving loan	(3,000)	—	—	—	(3,000)
Bank Credit Facility repayments - term loan	(4,000)	—	—	—	(4,000)
Line of Credit borrowings	24,897	—	—	—	24,897
Line of Credit repayments	(24,897)	—	—	—	(24,897)
Repayments to Mohegan Tribe	—	—	(9,950)	—	(9,950)
Proceeds from issuance of Senior Unsecured Notes	500,000	—	—	—	500,000
Repayments of other long-term debt	(495,561)	—	(40)	—	(495,601)
Principal portion of relinquishment liability payments	(45,350)	—	—	—	(45,350)
Distributions to Mohegan Tribe	(50,000)	—	—	—	(50,000)

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Payments of financing fees	(11,757)	—	(200)	—	(11,957)
Payments on capital lease obligations	(3,385)	—	—	—	(3,385)
Other cash flows provided by (used in) financing activities	—	(30,302)	28,481	1,821	—
Net cash flows provided by (used in) financing activities	(110,053)	(30,302)	18,291	1,821	(120,243)
Net increase (decrease) in cash and cash equivalents	(47,776)	(3,102)	418	—	(50,460)
Cash and cash equivalents at beginning of year	91,836	21,757	491	—	114,084
Cash and cash equivalents at end of year	$44,060	$18,655	$909	$—	$63,624
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Fiscal Year Ended September 30, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$122,057	$59,240	$(4,300)	$—	$176,997
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of change in construction payables	(37,523)	(7,175)	(2,773)	—	(47,471)
(Increase) decrease in restricted cash, net	—	313	(45,544)	—	(45,231)
Other cash flows provided by (used in) investing activities	53,718	3,372	(902)	(54,822)	1,366
Net cash flows provided by (used in) investing activities	16,195	(3,490)	(49,219)	(54,822)	(91,336)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	154,000	—	—	—	154,000
Bank Credit Facility repayments - revolving loan	(289,000)	—	—	—	(289,000)
Bank Credit Facility repayments - term loan	(3,000)	—	—	—	(3,000)
Term Loan Facility borrowings, net of discount	220,500	—	—	—	220,500
Line of Credit borrowings	225,215	—	—	—	225,215
Line of Credit repayments	(225,215)	—	—	—	(225,215)
Borrowings from Mohegan Tribe	—	—	20,600	—	20,600
Payments on long-term debt	(66,454)	—	—	—	(66,454)
Salishan-Mohegan Bank Credit Facility repayments -revolving loan	—	—	(15,250)	—	(15,250)
Downs Lodging Credit Facility borrowings - term loan	—	—	45,000	—	45,000
Principal portion of relinquishment liability payments	(45,258)	—	—	—	(45,258)
Distributions to Mohegan Tribe	(52,950)	—	—	—	(52,950)
Payments of financing fees	(50,440)	—	(1,073)	—	(51,513)
Other cash flows provided by (used in) financing activities	(2,832)	(56,924)	4,508	54,822	(426)
Net cash flows provided by (used in) financing activities	(135,434)	(56,924)	53,785	54,822	(83,751)
Net increase (decrease) in cash and cash equivalents	2,818	(1,174)	266	—	1,910
Cash and cash equivalents at beginning of year	89,018	22,931	225	—	112,174
Cash and cash equivalents at end of year	$91,836	$21,757	$491	$—	$114,084
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Fiscal Year Ended September 30, 2011
	Authority	Total Guarantor Subsidiaries (1)	Total Non Guarantor Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$149,111	$49,528	$(4,361)	$—	$194,278
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of change in construction payables	(37,530)	(14,463)	—	—	(51,993)
Other cash flows provided by (used in) investing activities	35,936	1	(656)	(35,465)	(184)
Net cash flows used in investing activities	(1,594)	(14,462)	(656)	(35,465)	(52,177)
Cash flows provided by (used in) financing activities:
Bank Credit Facility borrowings - revolving loan	431,000	—	—	—	431,000
Bank Credit Facility repayments - revolving loan	(423,000)	—	—	—	(423,000)
Line of Credit borrowings	525,913	—	—	—	525,913
Line of Credit repayments	(533,300)	—	—	—	(533,300)
Principal portion of relinquishment liability payments	(42,644)	—	—	—	(42,644)
Distributions to Mohegan Tribe	(47,050)	—	—	—	(47,050)
Other cash flows provided by (used in) financing activities	(8,564)	(36,452)	4,808	35,465	(4,743)
Net cash flows provided by (used in) financing activities	(97,645)	(36,452)	4,808	35,465	(93,824)
Net increase (decrease) in cash and cash equivalents	49,872	(1,386)	(209)	—	48,277
Cash and cash equivalents at beginning of year	39,146	24,317	434	—	63,897
Cash and cash equivalents at end of year	$89,018	$22,931	$225	$—	$112,174
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

NOTE 17—SUBSEQUENT EVENTS:

On November 19, 2013, the Authority completed certain refinancing transactions relating to its Bank Credit Facility, Term Loan Facility and 2009 and 2012 Second Lien Notes:

Senior Secured Credit Facilities
On November 19, 2013, the Authority entered into a loan agreement among the Authority, the Tribe, the Guarantors, RBS Citizens, N.A. as Administrative and Collateral agent, and the other lenders and financial institutions party thereto, providing for $955 million in aggregate principal amount of senior secured credit facilities (the “Senior Secured Credit Facilities”), comprised of a $100 million senior secured revolving credit facility (the “Revolving Facility”), a $125 million senior secured term loan A facility (the “Term Loan A Facility”), and a $730 million senior secured term loan B facility (the “Term Loan B Facility"). The Senior Secured Credit Facilities mature on July 15, 2018, subject to extension based on the satisfaction of certain conditions to November 19, 2018 (in the case of the Revolving Facility and the Term Loan A Facility) and November 19, 2019 (in the case of the Term Loan B Facility).
The Term Loan A Facility will amortize in equal quarterly installments in an aggregate annual amount equal to 5.0% of the original principal amount for the first year after the closing date, 7.5% of the original principal amount for the second year after the closing date, and 10.0% of the original principal amount in each year thereafter, with the balance payable on the maturity date of the Term Loan A Facility. The Term Loan B Facility will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount. Amortization of the Term Loan A Facility and Term Loan B Facility will begin with the first full fiscal quarter after the closing date. The proceeds from the Term Loan A Facility and Term Loan B Facility, together with a drawing under the Revolving Facility, were used to repurchase or redeem all of the Authority's outstanding 2009 Second Lien Notes and 2012 Second Lien Notes, to otherwise satisfy and discharge the obligations in respect of such notes and to satisfy in full all amounts due under the Authority's Bank Credit Facility and Term Loan Facility, and to pay related fees and expenses. The Revolving Facility will otherwise be available for general corporate purposes.
Borrowings under the Senior Secured Credit Facilities will incur interest as follows: (i) for base rate loans under the Revolving Facility and Term Loan A Facility, a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

50 basis points and (c) the one-month LIBOR rate plus 100 basis points (the highest of (a), (b) and (c), the “base rate”), plus a leverage-based margin of 250 to 350 basis points; (ii) for Eurodollar rate loans under the Revolving Facility and Term Loan A Facility, the applicable LIBOR rate plus a leverage-based margin of 350 to 450 basis points; (iii) for base rate loans under the Term Loan B Facility, the base rate (subject to a 2.00% floor) plus 350 basis points; and (iv) for Eurodollar loans under the Term Loan B Facility, the applicable LIBOR rate (subject to a 1.0% LIBOR floor) plus 450 basis points. The Authority also is required to pay a leverage-based commitment fee of between 37.5 and 50 basis points for unused commitments under the Revolving Facility. Interest on Eurodollar rate loans will be payable at the end of each applicable interest period for periods of three months or less and for loans of more than three months, at intervals of three months duration after the beginning of such interest period. Interest on base rate loans will be payable quarterly in arrears.
The Authority's obligations under the Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors. The collateral securing the Senior Secured Credit Facilities constitutes substantially all of the Authority's and Grantors’ property and assets.
The Senior Secured Credit Facilities contain customary covenants applicable to the Authority and its restricted subsidiaries, including covenants governing: incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions, mergers or consolidations and capital expenditures. Additionally, the Senior Secured Credit Facilities include financial maintenance covenants pertaining to total leverage, secured leverage and minimum fixed charge coverage.
Line of Credit
On November 19, 2013, the Authority entered into a new $16.5 million revolving credit facility with Bank of America, N.A. (the "Line of Credit"). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations.

Satisfaction and Discharge of 2012 Second Lien Notes

On November 19, 2013, the Authority completed a tender offer and consent solicitation for any or all of its outstanding 2012 Second Lien Notes. Pursuant to this transaction, the Authority, the Guarantors, the Mohegan Tribe and the trustee for the 2012 Second Lien Notes consummated the consent solicitation by entering into that certain Supplemental Indenture No. 2 to the 2012 Second Lien Notes (the “2012 Second Lien Notes Supplemental Indenture”). The 2012 Second Lien Notes Supplemental Indenture eliminated a substantial number of the covenants in the 2012 Second Lien Notes indenture, including covenants limiting the ability of the Authority and its restricted subsidiaries to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company, or transfer and sell assets. On November 19, 2013, the Authority called for redemption all of the 2012 Second Lien Notes that were not validly tendered by the early tender deadline for the transaction. The Authority satisfied and discharged the 2012 Second Lien Notes indenture by depositing with the trustee sufficient funds to fund the redemption on December 19, 2013 and to pay accrued interest on the redeemed notes to the redemption date. Upon the satisfaction and discharge of the 2012 Second Lien Notes, the liens in favor of the collateral agent for the 2012 Second Lien Notes on the assets of the Authority and its subsidiaries that guaranteed the 2012 Second Lien Notes were automatically released. The aggregate principal amount of 2012 Second Lien Notes repurchased or redeemed was $199.8 million.

Satisfaction and Discharge of 2009 Second Lien Notes

On November 19, 2013, the Authority called for redemption all $200,000 of its outstanding 2009 Second Lien Notes. The Authority satisfied and discharged the 2009 Second Lien Notes indenture by depositing with the trustee sufficient funds to fund the redemption of the 2009 Second Lien Notes on December 19, 2013 and to pay accrued interest on the redeemed notes to the redemption date. In connection therewith, the liens in favor of the collateral agent for the 2009 Second Lien Notes on the assets of the Authority and its subsidiaries that guaranteed the 2009 Second Lien Notes were automatically released.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Transaction Costs

The Authority incurred approximately $60.9 million in costs in connection with these refinancing transactions, consisting primarily of consulting, legal and tender and consent fees. In addition, at the date of these refinancing transactions, the Authority had approximately $12.8 million in debt discounts and $15.3 million in unamortized debt issuance costs related to the various debt that were refinanced. Although the Authority has not yet completed its evaluation, it expects that a portion of the costs incurred in connection with these refinancing transactions, as well as previously deferred debt discounts and debt issuance costs, will be expensed in the first quarter of 2014.

MOHEGAN TRIBAL GAMING AUTHORITY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2013, 2012 and 2011
(in thousands)

	Column A	Column B	Column C	Column D
	Balances at Beginning of Year	Charges to Costs and Expenses	Deductions from Reserves (1)	Balances at End of Year
Description:
Fiscal Year ended September 30, 2013
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$30,998	$3,436	$14	$34,420
Fiscal Year ended September 30, 2012
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$30,737	$3,189	$2,928	$30,998
Fiscal Year Ended September 30, 2011
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$29,588	$3,128	$1,979	$30,737
 ________________________

(1)	Deductions from reserves include write-off of uncollectible accounts, net of recoveries of accounts previously written-off.

S-1

EXHIBIT INDEX

Exhibit No.	Description
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

4.21
Supplemental Indenture No. 1, dated as of July 30, 2013, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 2012 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed herewith).

Exhibit No.	Description
4.22
Supplemental Indenture No. 2, dated as of November 19, 2013, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 2012 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed herewith).

4.23	Form of Global 2012 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.39 to the March 2012 Form 10-Q and incorporated by reference herein).

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

4.25
Supplemental Indenture No. 1, dated as of August 15, 2013, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 10 1/2% Third Lien Senior Secured Notes Due 2016 of the Mohegan Tribal Gaming Authority (filed herewith).

4.26	Form of Global 10 1/2% Third Lien Senior Secured Notes Due 2016 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.41 to the March 2012 Form 10-Q and incorporated by reference herein).

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

4.28	Form of Global 11% Senior Subordinated Notes Due 2018 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.43 to the March 2012 Form 10-Q and incorporated by reference herein).

4.29
Indenture, dated as of August 15, 2013, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 9 3/4% Senior Notes Due 2021 of the Mohegan Tribal Gaming Authority (filed herewith).

4.30	Form of Global 9 3/4% Senior Notes Due 2021 of the Mohegan Tribal Gaming Authority (filed herewith).

4.31
Registration Rights Agreement, dated August 15, 2013, between the Mohegan Tribal Gaming Authority, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC and RBS Securities Inc., as representatives of the several initial purchasers, relating to the 9 3/4% Senior Notes Due 2021 of the Mohegan Tribal Gaming Authority (filed herewith).

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

10.11	Management Agreement, dated as of September 21, 2004, between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC (filed as Exhibit 10.30 to the 2004 Form S-4 and incorporated by reference herein).

10.12	Development Agreement, dated as of September 21, 2004, between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC (filed as Exhibit 10.31 to the 2004 Form S-4 and incorporated by reference herein).

10.13
Management Agreement, dated as of October 21, 2004, between the Menominee Indian Tribe of Wisconsin, the Menominee Kenosha Gaming Authority and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.35 to the 2004 Form S-4 and incorporated by reference herein).

10.14
The Mohegan Retirement and 401(k) Plan Trust Agreement, dated as of July 1, 2005, between the Mohegan Tribe of Indians of Connecticut and Merrill Lynch Trust Company, FSB (filed as Exhibit 10.30 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed with the SEC on December 9, 2005 and incorporated by reference herein).*

10.15
Employment Agreement, dated as of July 28, 2006, between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on August 3, 2006 and incorporated by reference herein).*

10.16
Amended Employment Agreement, dated as of February 23, 2009, between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on February 27, 2009 and incorporated by reference herein).*

10.17
Employment Agreement, effective as of September 1, 2011, between the Mohegan Tribal Gaming Authority and Mario C. Kontomerkos (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on September 8, 2011 and incorporated by reference herein).*

10.18
Amended Employment Agreement, dated as of February 14, 2012, between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on February 21, 2012 and incorporated by reference herein).*

10.19
Fourth Amended and Restated Loan Agreement, dated as of March 6, 2012, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Lenders named therein and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the March 2012 Form 10-Q and incorporated by reference herein).

10.20
Loan Agreement, dated as of March 6, 2012, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Lenders named therein and Wells Fargo Gaming Capital, LLC, as Administrative Agent (filed as Exhibit 10.2 to the March 2012 Form 10-Q and incorporated by reference herein).

Exhibit No.	Description
10.21
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

10.22
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

10.23
Employment Agreement, executed March 29, 2013, by and between the Mohegan Tribal Gaming Authority and Robert J. Soper(filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on April 4, 2013 and incorporated by reference herein).*

10.24
Amendment, dated November 1, 2013, to the Loan Agreement, dated as of March 6, 2012, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Lenders named therein and Wells Fargo Gaming Capital, LLC, as Administrative Agent (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on November 6, 2013 and incorporated by reference herein).

10.25
Loan Agreement, dated as of November 19, 2013, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Lenders named therein and RBS Citizens, N.A., as Administrative Agent (filed herewith).

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