Form 10-Q
period 2013-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2014-02-14
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
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

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31, 2013	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$75,602	$63,624
Restricted cash	4,951	13,757
Receivables, net	22,596	26,142
Inventories	15,182	13,990
Other current assets	21,145	20,518
Total current assets	139,476	138,031
Non-current assets:
Property and equipment, net	1,472,707	1,476,175
Goodwill	39,459	39,459
Other intangible assets, net	405,416	405,518
Other assets, net	75,799	76,967
Total assets	$2,132,857	$2,136,150
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$44,819	$25,219
Current portion of relinquishment liability	68,261	62,947
Due to Mohegan Tribe	7,584	6,308
Current portion of capital leases	1,939	2,302
Trade payables	15,262	10,531
Construction payables	8,645	11,011
Accrued interest payable	32,634	23,296
Other current liabilities	128,454	123,982
Total current liabilities	307,598	265,596
Non-current liabilities:
Long-term debt, net of current portion	1,673,127	1,628,173
Relinquishment liability, net of current portion	—	11,418
Due to Mohegan Tribe, net of current portion	21,920	23,420
Capital leases, net of current portion	2,943	3,138
Other long-term liabilities	5,274	5,020
Total liabilities	2,010,862	1,936,765
Commitments and Contingencies
Capital:
Retained earnings	121,982	199,236
Mohegan Tribal Gaming Authority capital	121,982	199,236
Non-controlling interests	13	149
Total capital	121,995	199,385
Total liabilities and capital	$2,132,857	$2,136,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands)
(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2013	December 31, 2012
Revenues:
Gaming	$274,753	$289,609
Food and beverage	22,719	20,989
Hotel	10,692	9,944
Retail, entertainment and other	29,505	27,064
Gross revenues	337,669	347,606
Less-Promotional allowances	(24,846)	(22,851)
Net revenues	312,823	324,755
Operating costs and expenses:
Gaming	176,302	175,786
Food and beverage	10,099	10,636
Hotel	3,720	3,393
Retail, entertainment and other	12,776	10,306
Advertising, general and administrative	46,942	46,584
Corporate	9,432	5,733
Depreciation and amortization	19,118	20,164
(Gain) loss on disposition of assets	(1)	133
Severance	—	(179)
Pre-opening	1,162	—
Total operating costs and expenses	279,550	272,556
Income from operations	33,273	52,199
Other income (expense):
Accretion of discount to the relinquishment liability	(551)	(1,243)
Interest income	1,644	1,457
Interest expense, net of capitalized interest	(38,969)	(43,274)
Loss on early extinguishment of debt	(62,083)	(8)
Other expense, net	(704)	(945)
Total other expense	(100,663)	(44,013)
Net income (loss)	(67,390)	8,186
Loss attributable to non-controlling interests	136	914
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$(67,254)	$9,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, September 30, 2013	$199,385	$199,236	$149
Net income (loss)	(67,390)	(67,254)	(136)
Distributions to Mohegan Tribe	(10,000)	(10,000)	—
Balance, December 31, 2013	$121,995	$121,982	$13

Balance, September 30, 2012	$209,263	$208,681	$582
Net income (loss)	8,186	9,100	(914)
Distributions to Mohegan Tribe	(10,000)	(10,000)	—
Balance, December 31, 2012	$207,449	$207,781	$(332)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2013	December 31, 2012
Cash flows provided by (used in) operating activities:
Net income (loss)	$(67,390)	$8,186
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	19,118	20,164
Accretion of discount to the relinquishment liability	551	1,243
Cash paid for accretion of discount to the relinquishment liability	(621)	(1,031)
Loss on early extinguishment of debt	58,287	8
Payments of tender offer costs and discounts	(48,155)	—
Amortization of debt issuance costs and accretion of bond discounts	2,326	3,021
Amortization of net deferred gain on settlement of derivative instruments	—	(25)
Provision for losses on receivables	802	1,147
(Gain) loss on disposition of assets	(1)	133
Loss from unconsolidated affiliates	696	934
Changes in operating assets and liabilities:
(Increase) decrease in receivables	3,376	(658)
(Increase) decrease in inventories	(1,192)	442
(Increase) decrease in other assets	(2,851)	6,508
Increase (decrease) in trade payables	4,739	(2,792)
Increase (decrease) in accrued interest	9,338	(22,331)
Increase (decrease) in other liabilities	8,273	(5,535)
Net cash flows provided by (used in) operating activities	(12,704)	9,414
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of increase (decrease) in construction payables of $(2,366) and $2,810, respectively	(15,168)	(10,372)
Issuance of third-party loans and advances	(382)	(661)
Payments received on third-party loans	532	34
Decrease in restricted cash, net	7,518	3,976
Proceeds from asset sales	5	118
Investments in unconsolidated affiliates	(29)	(4,927)
Net cash flows used in investing activities	(7,524)	(11,832)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility repayments - Term	(393,000)	(1,000)
Prior Term Loan Facility repayments	(222,103)	—
Senior Secured Credit Facility borrowings - Revolving	56,000	—
Senior Secured Credit Facility repayments - Revolving	(42,000)	—
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	124,343	—
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	720,952	—
Line of Credit borrowings	78,794	—
Line of Credit repayments	(69,441)	—
Repayments to Mohegan Tribe	(1,375)	(2,487)
Repayments of other long-term debt	(190,935)	—
Principal portion of relinquishment liability payments	(6,034)	(5,622)
Distributions to Mohegan Tribe	(10,000)	(10,000)
Payments of financing fees	(12,437)	(2,721)
Payments on capital lease obligations	(558)	(1,662)
Net cash flows provided by (used in) financing activities	32,206	(23,492)
Net increase (decrease) in cash and cash equivalents	11,978	(25,910)
Cash and cash equivalents at beginning of period	63,624	114,084
Cash and cash equivalents at end of period	$75,602	$88,174
Supplemental disclosure:
Cash paid during the period for interest	$27,579	$61,915
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
As of December 31, 2013, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”), MTGA Gaming, LLC (“MTGA Gaming”), Downs Lodging, LLC ("Downs Lodging") and Mohegan Gaming Advisors, LLC ("Mohegan Gaming Advisors").
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
MTGA Gaming holds a 100% membership interest in Mohegan Gaming & Hospitality, LLC (“MG&H”), an unrestricted subsidiary of the Authority. MG&H holds a 100% membership interest in Mohegan Resorts, LLC (“Mohegan Resorts”). Mohegan Resorts holds a 100% membership interest in Mohegan Resorts Mass, LLC, which was formed to pursue potential gaming opportunities in the Commonwealth of Massachusetts. Mohegan Resorts also holds 100% membership interests in Mohegan Resorts New York, LLC and Mohegan Gaming New York, LLC (collectively, the “Mohegan New York Entities”). The Mohegan New York Entities were formed to pursue potential gaming opportunities in the State of New York.
Downs Lodging, an unrestricted subsidiary of the Authority, was formed to develop, finance and build Project Sunlight, a hotel and convention center located at Mohegan Sun at Pocono Downs.
Mohegan Gaming Advisors, an unrestricted subsidiary of the Authority, was formed to pursue gaming opportunities outside the State of Connecticut, including management contracts and consulting agreements for casino and entertainment properties in the United States. Mohegan Gaming Advisors holds 100% membership interests in MGA Holding NJ, LLC and MGA

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Gaming NJ, LLC (collectively, the "Mohegan New Jersey Entities"). The Mohegan New Jersey Entities were formed to pursue management contracts and consulting agreements in the State of New Jersey. In October 2012, MGA Holding NJ, LLC acquired a 10% ownership interest in Resorts Casino Hotel in Atlantic City, New Jersey.
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
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun at Pocono Downs during the months of May through August. Accordingly, the Authority's operating results for the three months ended December 31, 2013 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Authority's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Authority and its majority and wholly-owned subsidiaries and entities. In accordance with authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”) pertaining to consolidation of variable interest entities, the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW, as Mohegan Ventures-NW is deemed to be the primary beneficiary. In consolidation, all intercompany balances and transactions were eliminated.
Revision
The Authority recorded an adjustment to correct an error in the classification of its 2004 7 1/8% Senior Subordinated Notes due August 2014 as of September 30, 2013, which was incorrectly included within long-term debt, net of current portion, in the Authority's previously reported September 30, 2013 balance sheet. The Authority correctly disclosed the current portion of long-term debt within the debt maturities schedule accompanying Note 6 to its previously reported September 30, 2013 balance sheet, however, inadvertently included these notes within long-term debt, net of current portion, in the previously reported September 30, 2013 balance sheet. The effect of this revision on the September 30, 2013 balance sheet was a decrease in long-term debt, net of current portion, and an increase in current portion of long-term debt of $21.2 million. The supplemental condensed consolidating balance sheet within Note 8 also has been revised to reflect this adjustment. The Authority has concluded that this error was not material to the previously issued financial statements.
In addition, certain amounts in the accompanying 2013 condensed consolidated financial statements have been reclassified to conform to 2014 presentation.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Long-Term Receivables
Long-term receivables consist primarily of receivables from affiliates and tenants and others. The following table presents a reconciliation of long-term receivables, including current portions, and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Tenants and Others	Total
Balance, September 30, 2013 (1)	$57,782	$3,530	$61,312
Additions:
Issuance of affiliate advances and tenant and other loans, including interest receivable	2,114	—	2,114
Deductions:
Payments received	—	(804)	(804)
Balance, December 31, 2013 (1)	$59,896	$2,726	$62,622
__________

(1)
Includes interest receivable of $30.4 million and $29.1 million as of December 31, 2013 and September 30, 2013, respectively. The WTG receivables no longer accrue interest pursuant to a release and reimbursement agreement entered into in September 2010.

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Tenants and Others	Total
Balance, September 30, 2013	$24,189	$61	$24,250
Additions:
Charges to bad debt expense	634	—	634
Deductions:
Adjustments	—	(3)	(3)
Balance, December 31, 2013	$24,823	$58	$24,881
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
The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes and certain credit facilities approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	December 31, 2013
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$14,000	$13,790
Senior Secured Credit Facility - Term Loan A	$124,358	$125,000
Senior Secured Credit Facility - Term Loan B	$720,101	$740,950
2013 9 3/4% Senior Unsecured Notes	$500,000	$537,500
2004 7 1/8% Senior Subordinated Notes	$21,156	$21,130
2005 6 7/8% Senior Subordinated Notes	$9,654	$9,642
2012 11 % Senior Subordinated Notes	$271,180	$275,878

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The estimated fair values of the Authority's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about December 31, 2013.
Severance Costs and Expenses
In September 2012, the Authority implemented a workforce reduction of approximately 330 positions in Uncasville, Connecticut, in an effort to further streamline its organization and better align operating costs with current market and business conditions. The costs associated with related post-employment severance benefits were expensed at the time the termination was communicated to the employees. Cash payments commenced in October 2012 and are anticipated to be completed in September 2014. The Authority does not anticipate incurring any additional severance charges in connection with this workforce reduction, other than charges that may arise from adjustments to the initial estimates utilized under the plan. The following table presents a reconciliation of the related severance liability (in thousands):

Mohegan Sun
Balance, September 30, 2013	$1,417
Cash payments	(387)
Balance, December 31, 2013	$1,030

NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	December 31, 2013	September 30, 2013
Prior Bank Credit Facility	$—	$393,000
Prior Term Loan Facility, net of discount of $3,005	—	221,995
Senior Secured Credit Facility - Revolving, due June 2018	14,000	—
Senior Secured Credit Facility - Term Loan A, due June 2018, net of discount of $642	124,358	—
Senior Secured Credit Facility - Term Loan B, due June 2018, net of discount of $9,899	720,101	—
2009 11 1/2% Second Lien Senior Secured Notes, net of discount of $5	—	195
2012 11 1/2% Second Lien Senior Secured Notes, net of discount of $8,898	—	190,902
2013 9 3/4% Senior Unsecured Notes, due September 2021	500,000	500,000
2004 7 1/8% Senior Subordinated Notes, due August 2014	21,156	21,156
2005 6 7/8% Senior Subordinated Notes, due February 2015	9,654	9,654
2012 11 % Senior Subordinated Notes, due September 2018, net of discount of $4,010 and $4,168, respectively	271,180	271,022
Line of Credit	9,353	—
2009 Mohegan Tribe Promissory Note, due September 2014	2,625	3,500
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2016	17,500	18,000
2013 Mohegan Tribe Promissory Note, due December 2018	7,420	7,420
Downs Lodging Credit Facility, due July 2016	45,000	45,000
Other	3,144	468
Long-term debt, excluding capital leases	1,745,491	1,682,312
Less: current portion of long-term debt	(50,444)	(30,719)
Long-term debt, net of current portion	$1,695,047	$1,651,593

Maturities of long-term debt are as follows (in thousands, including current maturities):

Less than 1 year	$50,444
1-3 years	106,229
3-5 years	1,102,186
More than 5 years	501,183
Total	$1,760,042

On November 19, 2013, the Authority completed a series of refinancing transactions relating to its Prior Bank Credit Facilities and 2009 and 2012 Second Lien Senior Secured Notes, including the repayment and termination of the Prior Bank Credit

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Facilities and the repurchase or redemption of the 2009 and 2012 Second Lien Senior Secured Notes with proceeds from new Senior Secured Credit Facilities (all further discussed below).
The Authority incurred approximately $60.9 million in costs in connection with these refinancing transactions, consisting primarily of consulting, legal and tender and consent fees. Previously deferred debt issuance costs and debt discounts totaling $22.4 million, as well as $39.7 million in new transaction costs were expensed and recorded as a loss on early extinguishment of debt in the accompanying condensed consolidated statement of loss for the three months ended December 31, 2013. New debt issuance costs totaling $11.5 million were capitalized and included in other assets, net, in the accompanying condensed consolidated balance sheet as of December 31, 2013 and will be amortized over the term of the related debt. The remaining $9.7 million in new costs was reflected as debt discount and included in long-term debt, net of current portion, in the accompanying consolidated balance sheet as of December 31, 2013 and will be amortized over the term of the related debt.
Prior Bank Credit Facilities
First Lien, First Out Credit Facility
In March 2012, the Authority entered into a Fourth Amended and Restated Bank Credit Facility providing for a $400.0 million term loan and a revolving loan with letter of credit and borrowing capacity of up to $75.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent (the "Prior Bank Credit Facility"). On November 19, 2013, the Authority repaid and terminated the Prior Bank Credit Facility with proceeds from new Senior Secured Credit Facilities (further discussed below). As of September 30, 2013, accrued interest, including commitment fees, on the Prior Bank Credit Facility was $61,000.
First Lien, Second Out Term Loan Facility
In March 2012, the Authority entered into a loan agreement providing for a $225.0 million first lien, second out term loan with Wells Fargo Gaming Capital, LLC serving as Administrative Agent (the "Prior Term Loan Facility" and, together with the Prior Bank Credit Facility, the "Prior Bank Credit Facilities"). On November 19, 2013, the Authority repaid and terminated the Prior Term Loan Facility with proceeds from new Senior Secured Credit Facilities (further discussed below). As of September 30, 2013, accrued interest on the Prior Term Loan Facility was $1.1 million.
Senior Secured Credit Facilities
On November 19, 2013, the Authority entered into a loan agreement among the Authority, the Tribe, the Guarantors as defined below, RBS Citizens, N.A. as Administrative and Collateral Agent and the other lenders and financial institutions party thereto, providing for $955.0 million in aggregate principal amount of senior secured credit facilities (the “Senior Secured Credit Facilities”), comprised of a $100.0 million senior secured revolving credit facility (the “Revolving Facility”), a $125.0 million senior secured term loan A facility (the “Term Loan A Facility”) and a $730.0 million senior secured term loan B facility (the “Term Loan B Facility"). The Senior Secured Credit Facilities mature on June 15, 2018, subject to extension based on the satisfaction of certain conditions to November 19, 2018 (in the case of the Revolving Facility and the Term Loan A Facility) and November 19, 2019 (in the case of the Term Loan B Facility).
The Term Loan A Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 5.0% of the original principal amount for the first year after the closing date, 7.5% of the original principal amount for the second year after the closing date and 10.0% of the original principal amount in each year thereafter, with the balance payable on the maturity date of the Term Loan A Facility. The Term Loan B Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount. Amortization of the Term Loan A Facility and Term Loan B Facility begins with the first full fiscal quarter after the closing date. The proceeds from the Term Loan A Facility and Term Loan B Facility, together with a drawing under the Revolving Facility, were used to satisfy in full all amounts due under the Authority's Prior Bank Credit Facilities, to repurchase or redeem all of the Authority's outstanding 2009 and 2012 Second Lien Senior Secured Notes and to otherwise satisfy and discharge the obligations in respect of such notes and to pay related fees and expenses. The Revolving Facility will otherwise be available for general corporate purposes.
As of December 31, 2013, amounts outstanding under the Revolving Facility, Term Loan A Facility and Term Loan B Facility totaled $14.0 million, $125.0 million and $730.0 million, respectively. As of December 31, 2013, letters of credit issued under the Revolving Facility totaled $2.8 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Revolving Facility, and after taking into account restrictive financial covenant requirements, the Authority had approximately $73.8 million of borrowing capacity under its Revolving Facility and Line of Credit as of December 31, 2013.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Borrowings under the Senior Secured Credit Facilities incur interest as follows: (i) for base rate loans under the Revolving Facility and Term Loan A Facility, a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 basis points and (c) the one-month LIBOR rate plus 100 basis points (the highest of (a), (b) and (c), the “base rate”), plus a leverage-based margin of 250 to 350 basis points; (ii) for Eurodollar rate loans under the Revolving Facility and Term Loan A Facility, the applicable LIBOR rate plus a leverage-based margin of 350 to 450 basis points; (iii) for base rate loans under the Term Loan B Facility, the base rate (subject to a 2.0% floor) plus 350 basis points; and (iv) for Eurodollar rate loans under the Term Loan B Facility, the applicable LIBOR rate (subject to a 1.0% floor) plus 450 basis points. The Authority also is required to pay a leverage-based commitment fee of between 37.5 and 50 basis points for unused commitments under the Revolving Facility. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans of three months or less is payable at the end of each applicable interest period and for Eurodollar rate loans of more than three months, interest is payable at intervals of three months duration after the beginning of such interest period.
As of December 31, 2013, the $14.0 million outstanding under the Revolving Facility was comprised of a $4.0 million base rate loan based on a base rate of 3.25% plus 325 basis points and a $10.0 million Eurodollar rate loan based on a Eurodollar rate of 0.17% plus 425 basis points. The commitment fee was 0.50% as of December 31, 2013. As of December 31, 2013, the $125.0 million outstanding under the Term Loan A Facility was based on a Eurodollar rate of 0.25% plus 425 basis points. As of December 31, 2013, the $730.0 million outstanding under the Term Loan B Facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points. As of December 31, 2013, accrued interest, including commitment fees, on the Senior Secured Credit Facilities was $895,000.
The Authority's obligations under the Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, by the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming (collectively, the “Guarantors”). The Senior Secured Credit Facilities are collateralized by a first priority lien on substantially all of the Authority's property and assets and those of the Guarantors (other than MBC), including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land and improvements that comprise Mohegan Sun (the Authority and the Guarantors, other than MBC, are collectively referred to herein as the “Grantors”). The Grantors also are required to pledge additional assets as collateral for the Senior Secured Credit Facilities as they and future guarantor subsidiaries acquire them.
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
As of December 31, 2013, the Authority and the Tribe were in compliance with all respective covenant requirements under the Senior Secured Credit Facilities.
The Authority continues to monitor revenues and expenditures to ensure continued compliance with its financial covenant requirements under the Senior Secured Credit Facilities. While the Authority anticipates that it will remain in compliance with all covenant requirements under its Senior Secured Credit Facilities for all periods prior to maturity, it may need to increase revenues or offset any future declines in revenues by implementing cost saving initiatives to ensure compliance with these financial covenant requirements. If the Authority is unable to satisfy its financial covenant requirements, it would need to obtain waivers or consents under the Senior Secured Credit Facilities; however, the Authority can provide no assurance that it would be able to obtain such waivers or consents. If the Authority is unable to obtain such waivers or consents, it would be in default under its Senior Secured Credit Facilities, which may result in cross-defaults under its other outstanding indebtedness and allow its lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of the Authority's outstanding indebtedness. If such acceleration were to occur, the Authority can provide no assurance that it would be able to obtain the financing necessary to repay such accelerated indebtedness.
Senior Secured Notes
2009 11  1/2% Second Lien Senior Secured Notes
In October 2009, the Authority issued $200.0 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.5% per annum (the “2009 Second Lien Notes”). In March 2012, the Authority completed a private exchange offer and consent solicitation pursuant to which an aggregate principal amount of $199.8 million 2009 Second Lien Notes were tendered and exchanged, leaving an aggregate principal amount of $200,000 2009 Second Lien Notes outstanding. The 2009 Second Lien Notes were scheduled to mature on November 1, 2017. The first call date for the 2009 Second Lien Notes was November 1, 2013. On November 19, 2013, the Authority called for redemption all $200,000 of its outstanding 2009 Second Lien Notes. The 2009

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Second Lien Notes were redeemed on December 19, 2013. As of September 30, 2013, accrued interest on the 2009 Second Lien Notes was $10,000.
2012 11 ½% Second Lien Senior Secured Notes
In March 2012, the Authority issued $199.8 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.5% per annum (the “2012 Second Lien Notes”) in exchange for an equal amount of 2009 Second Lien Notes. The 2012 Second Lien Notes were scheduled to mature on November 1, 2017. Subsequent to November 1, 2014, the Authority was entitled to redeem the 2012 Second Lien Notes, in whole or in part, at a premium decreasing ratably to zero, plus accrued interest. On November 19, 2013, the Authority completed a tender offer and consent solicitation for its outstanding 2012 Second Lien Notes. As part of the tender offer, the Authority solicited and received requisite consents from tendering holders to certain amendments to the indentures governing the 2012 Second Lien Notes, which eliminated certain restrictive covenants under the notes and related indenture. Pursuant to this transaction, the Authority repurchased or redeemed all of its outstanding 2012 Second Lien Notes in the aggregate principal amount of $199.8 million. As of September 30, 2013, accrued interest on the 2012 Second Lien Notes was $9.6 million.
Senior Unsecured Notes
2013 9 3/4% Senior Unsecured Notes
In August 2013, the Authority issued $500.0 million Senior Unsecured Notes with fixed interest payable at a rate of 9.75% per annum (the “2013 Senior Unsecured Notes”). The net proceeds from this transaction, together with borrowings under the Prior Bank Credit Facility, were used to repurchase or redeem all of the Authority's then outstanding 2012 10.5% Third Lien Senior Secured Notes, to repurchase $69.0 million of the Authority's outstanding 2012 11.0% Senior Subordinated Notes and to pay related fees and expenses. The 2013 Senior Unsecured Notes mature on September 1, 2021. The Authority may redeem the 2013 Senior Unsecured Notes, in whole or in part, at any time prior to September 1, 2016 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest and additional interest (pursuant to the registration rights agreement described below), if any, to the date of redemption. On or after September 1, 2016, the Authority may redeem the 2013 Senior Unsecured Notes, in whole or in part, at specified redemption prices, together with accrued interest and additional interest, if any, to the date of redemption. If the Authority experiences specific kinds of change of control triggering events, the Authority must offer to repurchase the 2013 Senior Unsecured Notes at a price equal to 101% of the principal amount thereof, plus accrued interest and additional interest, if any, to the purchase date. In addition, if the Authority undertakes certain types of asset sales and does not use the related sale proceeds for specified purposes, the Authority may be required to offer to repurchase the 2013 Senior Unsecured Notes at a price equal to 100% of the principal amount, plus accrued interest and additional interest, if any. Interest on the 2013 Senior Unsecured Notes is payable semi-annually on March 1st and September 1st, commencing March 1, 2014. As of December 31, 2013 and September 30, 2013, accrued interest on the 2013 Senior Unsecured Notes was $18.4 million and $6.2 million, respectively.
The 2013 Senior Unsecured Notes are uncollateralized general obligations of the Authority and are effectively subordinated to all of the Authority’s and the Guarantors' and future guarantor subsidiaries' senior secured indebtedness, including the Senior Secured Credit Facilities, to the extent of the value of the collateral securing such indebtedness. The 2013 Senior Unsecured Notes also are effectively subordinated to any indebtedness and other liabilities (including trade payables) of the Authority’s subsidiaries that do not guarantee the 2013 Senior Unsecured Notes. The 2013 Senior Unsecured Notes rank equally in right of payment with the Authority’s other unsecured, unsubordinated indebtedness, including trade payables and the senior portion of the Authority’s payment obligations under its Relinquishment Agreement. The 2013 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.
The 2013 Senior Unsecured Notes indenture contains certain covenants that, subject to certain significant exceptions, limit, among other things, the Authority’s and Guarantors’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or transfer and sell assets. The 2013 Senior Unsecured Notes indenture includes customary events of default, including, but not limited to, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay certain other indebtedness, the occurrence of which is caused by a failure to pay principal, premium or interest or results in the acceleration of such indebtedness, certain events of bankruptcy and insolvency and certain judgment defaults.
Registration Rights Agreement
In August 2013, the Authority and the Guarantors entered into a registration rights agreement with Credit Suisse Securities (USA) LLC and RBS Securities Inc., as representatives of the initial purchasers of the 2013 Senior Unsecured Notes. Upon the terms and subject to the conditions of this agreement, the Authority agreed to offer to exchange the 2013 Senior Unsecured Notes

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

pursuant to a registration statement effective within 240 days of issuance for a new issue of substantially identical debt securities registered under the Securities Act of 1933 (the "Exchange Offer"). Under certain circumstances, the Authority also may be obligated under the registration rights agreement to file a shelf registration statement with respect to the 2013 Senior Unsecured Notes. On February 10, 2014, the Authority commenced the Exchange Offer.
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
In March 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2004 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 Senior Subordinated Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 Senior Subordinated Notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million 2004 Senior Subordinated Notes remains outstanding as of December 31, 2013. As of December 31, 2013 and September 30, 2013, accrued interest on the 2004 Senior Subordinated Notes was $565,000 and $188,000, respectively.
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
In March 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Subordinated Notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 Senior Subordinated Notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million 2005 Senior Subordinated Notes remains outstanding as of December 31, 2013. As of December 31, 2013 and September 30, 2013, accrued interest on the 2005 Senior Subordinated Notes was $249,000 and $83,000, respectively.
2012 11% Senior Subordinated Notes
In March 2012, the Authority issued $344.2 million Senior Subordinated Toggle Notes with fixed interest payable at a rate of 11.0% per annum (the “2012 Senior Subordinated Notes”) in exchange for $203.8 million of 2004 Senior Subordinated Notes and $140.3 million of 2005 Senior Subordinated Notes. The 2012 Senior Subordinated Notes mature on September 15, 2018. The Authority may redeem the 2012 Senior Subordinated Notes, in whole or in part, at any time, at a price equal to 100% of the principal amount plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Senior Subordinated Notes is payable semi-annually on March 15th and September 15th. The initial interest payment on the 2012 Senior Subordinated Notes was payable entirely in cash. For any subsequent interest payment period through March 15, 2018, the Authority may, at its option, elect to pay interest on the 2012 Senior Subordinated Notes either entirely in cash or by paying up to 2.0% in 2012 Senior Subordinated Notes (“PIK Interest”). If the Authority elects to pay PIK Interest, such election will increase the principal amount of the 2012 Senior Subordinated Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of 2012 Senior Subordinated Notes on the relevant record date.
In August 2013, the Authority repurchased an aggregate principal amount of $69.0 million 2012 Senior Subordinated Notes. An aggregate principal amount of $275.2 million 2012 Senior Subordinated Notes remains outstanding as of December 31, 2013. As of December 31, 2013 and September 30, 2013, accrued interest on the 2012 Senior Subordinated Notes was $8.9 million and $1.3 million, respectively.

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
The Authority's senior subordinated notes are uncollateralized general obligations of the Authority and are subordinated to borrowings under the Senior Secured Credit Facilities and 2013 Senior Unsecured Notes. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.
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
As of December 31, 2013, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and the Authority's liquidity and covenant requirement restrictions, among other factors.
Line of Credit
On November 19, 2013, in connection with the new Senior Secured Credit Facilities, the Authority entered into a new $16.5 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. As of December 31, 2013, $9.4 million was drawn on the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facilities. As of December 31, 2013, the Authority was in compliance with all covenant requirements under the Line of Credit. As of December 31, 2013, accrued interest on the Line of Credit was $24,000. As of September 30, 2013, there was no accrued interest on the Line of Credit.
2009 Mohegan Tribe Promissory Note
In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “2009 Mohegan Tribe Promissory Note”) which matures on September 30, 2014. The 2009 Mohegan Tribe Promissory Note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly in the amount of $1.2 million, commencing December 31, 2013 and continuing through June 30, 2014, with the balance of accrued and unpaid interest due at maturity. Principal outstanding under the 2009 Mohegan Tribe Promissory Note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 and continuing through September 30, 2013 and (ii) $875,000 per quarter, commencing December 31, 2013. As of December 31, 2013 and September 30, 2013, accrued interest on the Mohegan Tribe Promissory Note was $3.6 million and $4.7 million, respectively.
2012 Mohegan Tribe Minor's Trust Promissory Note
In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan (the “2012 Mohegan Tribe Minor's Trust Promissory Note”). The 2012 Mohegan Tribe Minor's Trust Promissory Note matures on March 31, 2016. The 2012 Mohegan Tribe Minor's Trust Promissory Note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly. Principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 and continuing through September 30, 2014 and (ii) $1.5 million per quarter, commencing December 31, 2014 and continuing to maturity. As of December 31, 2013 and September 30, 2013, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $5,000.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

2013 Mohegan Tribe Promissory Note
In March 2013, MG&H purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a promissory note in the principal amount of $7.4 million (the “2013 Mohegan Tribe Promissory Note”). The 2013 Mohegan Tribe Promissory Note matures on December 31, 2018. The 2013 Mohegan Tribe Promissory Note accrues interest at an annual rate of 4.0% payable quarterly. As of December 31, 2013 and September 30, 2013, accrued interest on the 2013 Mohegan Tribe Promissory Note was $1,000.
Downs Lodging Credit Facility
In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary of the Authority, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender (the “Downs Lodging Credit Facility”). The proceeds from the Downs Lodging Credit Facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun at Pocono Downs. The Downs Lodging Credit Facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging Credit Facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging Credit Facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging Credit Facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of December 31, 2013, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging Credit Facility. As of December 31, 2013 and September 30, 2013, there was no accrued interest on the Downs Lodging Credit Facility.

NOTE 4—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $10.0 million for each of the three months ended December 31, 2013 and 2012.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services totaling $7.0 million for each of the three months ended December 31, 2013 and 2012.
The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $4.5 million and $4.1 million for the three months ended December 31, 2013 and 2012, respectively.
The Authority incurred interest expense associated with borrowings from the Mohegan Tribe totaling $616,000 and $808,000 for the three months ended December 31, 2013 and 2012, respectively.
As of December 31, 2013 and September 30, 2013, outstanding payables to the Tribe totaled $2.0 million and $808,000, respectively, and were included in "Current liabilities - Due to Mohegan Tribe" in the accompanying condensed consolidated balance sheets.

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
The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $36.3 million and $37.1 million for the three months ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and September 30, 2013, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $11.5 million and $12.7 million, respectively.
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
The Pennsylvania Race Horse Development and Gaming Act stipulates that holders of Category One slot machine licenses must pay a portion of revenues from slot machines to the PGCB on a daily basis (“Pennsylvania Slot Machine Tax”), which includes local share assessments to be paid to the cities and municipalities hosting Mohegan Sun at Pocono Downs and amounts to be paid to the Pennsylvania Harness Horsemen's Association, Inc. (the “PHHA”). The Pennsylvania Slot Machine Tax is currently 55% of gross revenues from slot machines, 2% of which is subject to a $10.0 million minimum annual threshold to ensure that the host cities and municipalities receive an annual minimum of $10.0 million in local share assessments. Downs Racing maintains a $1.5 million escrow deposit in the name of the Commonwealth of Pennsylvania for Pennsylvania Slot Machine Tax payments, which was included in "Other assets, net," in the accompanying condensed consolidated balance sheets.
The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $29.7 million and $30.2 million for the three months ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and September 30, 2013, outstanding Pennsylvania Slot Machine Tax payments totaled $6.5 million and $5.5 million, respectively.
Pennsylvania Table Game Tax
In January 2010, the Commonwealth of Pennsylvania amended the Pennsylvania Race Horse Development and Gaming Act to allow slot machine operators in the Commonwealth of Pennsylvania to obtain a table game operation certificate and operate certain table games, including poker. On July 13, 2010, Downs Racing opened its table game and poker operations at Mohegan Sun at Pocono Downs. Under the amended law, holders of table game operation certificates must pay a portion of revenues from table games to the PGCB on a weekly basis (“Pennsylvania Table Game Tax”). The Pennsylvania Table Game Tax is currently 12%, plus the 2% local share assessments.
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.5 million for each of the three months ended December 31, 2013 and 2012. As of December 31, 2013 and September 30, 2013, outstanding Pennsylvania Table Game Tax payments totaled $207,000 and $127,000, respectively.
Pennsylvania Regulatory Fee
Slot machine licensees in the Commonwealth of Pennsylvania are required to reimburse state gaming regulatory agencies for various administrative and operating expenses (“Pennsylvania Regulatory Fee”) at a rate of 1.5% of gross revenues from slot machines and table games.
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $1.1 million and $1.2 million for the three months ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and September 30, 2013, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $160,000 and $132,000, respectively.
Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which also are to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

the Commonwealth of Pennsylvania. Currently, 12 of the 14 authorized gaming facilities have commenced operations. As of December 31, 2013, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee.
The Authority reflected expenses associated with this repayment schedule totaling $160,000 and $163,000 for the three months ended December 31, 2013 and 2012, respectively.
Horsemen’s Agreement
Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2014. As of December 31, 2013 and September 30, 2013, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $6.3 million and $7.8 million, respectively.
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
The Authority reflected payments associated with the Priority Distribution Agreement totaling $4.8 million and $4.7 million for the three months ended December 31, 2013 and 2012, respectively.
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
As of December 31, 2013 and September 30, 2013, the carrying amount of the relinquishment liability was $68.3 million and $74.4 million, respectively. The decrease in the relinquishment liability during the three months ended December 31, 2013 was due to $6.6 million in relinquishment payments. This reduction in the liability was offset by $551,000 representing the accretion of discount to the relinquishment liability.
Relinquishment payments consisted of the following (in millions):

	For the Three Months Ended
	December 31, 2013	December 31, 2012
Principal	$6.0	$5.6
Accretion of discount	0.6	1.0
Total	$6.6	$6.6
The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of December 31, 2013 and September 30, 2013, relinquishment payments earned but unpaid were $18.6 million and $13.3 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 7—SEGMENT REPORTING:
As of December 31, 2013, the Authority owns and operates, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise, and the Mohegan Sun Country Club at Pautipaug (collectively, the “Connecticut Facilities”), and the Pennsylvania Facilities. Substantially all of the Authority's revenues are derived from these operations. The Connecticut Sun franchise and the Mohegan Sun Country Club at Pautipaug are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Authority has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania Facilities. The Authority's operations related to investments in unconsolidated affiliates and certain other corporate and management operations have not been identified as separate reportable segments, therefore, these operations are included in corporate and other in the following segment disclosures to reconcile to consolidated results.

	For the Three Months Ended
(in thousands)	December 31, 2013	December 31, 2012
Net revenues:
Mohegan Sun	$241,933	$253,190
Mohegan Sun at Pocono Downs	70,683	71,288
Corporate and other	739	277
Inter-segment revenues	(532)	—
Total	$312,823	$324,755
Income (loss) from operations:
Mohegan Sun	$34,643	$48,126
Mohegan Sun at Pocono Downs	7,577	9,558
Corporate and other	(8,947)	(5,485)
Total	33,273	52,199
Accretion of discount to the relinquishment liability	(551)	(1,243)
Interest income	1,644	1,457
Interest expense, net of capitalized interest	(38,969)	(43,274)
Loss on early extinguishment of debt	(62,083)	(8)
Other expense, net	(704)	(945)
Net income (loss)	(67,390)	8,186
Loss attributable to non-controlling interests	136	914
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$(67,254)	$9,100

	For the Three Months Ended
	December 31, 2013	December 31, 2012
Capital expenditures incurred:
Mohegan Sun	$5,039	$4,301
Mohegan Sun at Pocono Downs	987	2,133
Corporate and other	9,504	7,257
Total	$15,530	$13,691

	December 31, 2013	September 30, 2013
Total assets:
Mohegan Sun	$1,421,338	$1,425,152
Mohegan Sun at Pocono Downs	565,808	558,700
Corporate and other	145,711	152,298
Total	$2,132,857	$2,136,150

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 8—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:
As of December 31, 2013, substantially all of the Authority's outstanding debt is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. Separate financial statements and other disclosures concerning the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 7 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor subsidiaries and entities as of December 31, 2013 and September 30, 2013 and for the three months ended December 31, 2013 and 2012 is as follows (in thousands):

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$52,186	$21,331	$2,085	$—	$75,602
Restricted cash	183	529	4,239	—	4,951
Receivables, net	20,123	2,286	394	(207)	22,596
Inventories	13,728	1,454	—	—	15,182
Other current assets	18,683	1,390	1,072	—	21,145
Total current assets	104,903	26,990	7,790	(207)	139,476
Non-current assets:
Property and equipment, net	1,183,134	$229,572	$60,001	$—	$1,472,707
Goodwill	—	39,459	—	—	39,459
Other intangible assets, net	120,481	284,935	—	—	405,416
Other assets, net	33,272	3,902	45,332	(6,707)	75,799
Intercompany receivables	248,257	45,004	357	(293,618)	—
Investment in subsidiaries	320,770	—	—	(320,770)	—
Total assets	$2,010,817	$629,862	$113,480	$(621,302)	$2,132,857
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$44,359	$—	$460	$—	$44,819
Current portion of relinquishment liability	68,261	—	—	—	68,261
Due to Mohegan Tribe	1,959	—	5,625	—	7,584
Current portion of capital leases	1,939	70	—	(70)	1,939
Trade payables	11,792	2,406	1,064	—	15,262
Construction payables	2,484	213	5,948	—	8,645
Accrued interest payable	29,063	—	3,571	—	32,634
Other current liabilities	94,619	31,249	2,723	(137)	128,454
Total current liabilities	254,476	33,938	19,391	(207)	307,598
Non-current liabilities:
Long-term debt, net of current portion	1,628,127	—	45,000	—	1,673,127
Relinquishment liability, net of current portion	—	—	—	—	—
Due to Mohegan Tribe, net of current portion	—	—	21,920	—	21,920
Capital leases, net of current portion	2,943	6,498	—	(6,498)	2,943
Other long-term liabilities	2,764	—	2,510	—	5,274
Intercompany payables	—	246,751	46,867	(293,618)	—
Accumulated losses in excess of investment in subsidiaries	—	12,139	—	(12,139)	—
Total liabilities	1,888,310	299,326	135,688	(312,462)	2,010,862
Capital:
Retained earnings	122,507	330,536	(22,208)	(308,853)	121,982
Mohegan Tribal Gaming Authority capital	122,507	330,536	(22,208)	(308,853)	121,982
Non-controlling interests	—	—	—	13	13
Total capital	122,507	330,536	(22,208)	(308,840)	121,995
Total liabilities and capital	$2,010,817	$629,862	$113,480	$(621,302)	$2,132,857
___________
(1)   Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	September 30, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$44,060	$18,655	$909	$—	$63,624
Restricted cash	—	1,714	12,043	—	13,757
Receivables, net	23,186	2,717	239	—	26,142
Inventories	12,928	1,062	—	—	13,990
Other current assets	18,125	1,197	1,196	—	20,518
Total current assets	98,299	25,345	14,387	—	138,031
Non-current assets:
Property and equipment, net	1,193,676	$225,263	$57,236	$—	$1,476,175
Goodwill	—	39,459	—	—	39,459
Other intangible assets, net	120,508	285,010	—	—	405,518
Other assets, net	35,159	3,891	38,127	(210)	76,967
Intercompany receivables	238,545	37,149	—	(275,694)	—
Investment in subsidiaries	332,737	—	—	(332,737)	—
Total assets	$2,018,924	$616,117	$109,750	$(608,641)	$2,136,150
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$25,156	$—	$63	$—	$25,219
Current portion of relinquishment liability	62,947	—	—	—	62,947
Due to Mohegan Tribe	808	—	5,500	—	6,308
Current portion of capital leases	2,302	—	—	—	2,302
Trade payables	8,901	1,613	17	—	10,531
Construction payables	6,790	558	3,663	—	11,011
Accrued interest payable	18,616	—	4,680	—	23,296
Other current liabilities	93,377	29,580	1,025	—	123,982
Total current liabilities	218,897	31,751	14,948	—	265,596
Non-current liabilities:
Long-term debt, net of current portion	1,582,768	—	45,405	—	1,628,173
Relinquishment liability, net of current portion	11,418	—	—	—	11,418
Due to Mohegan Tribe, net of current portion	—	—	23,420	—	23,420
Capital leases, net of current portion	3,138	—	—	—	3,138
Other long-term liabilities	2,941	—	2,079	—	5,020
Intercompany payables	—	236,772	38,922	(275,694)	—
Accumulated losses in excess of investment in subsidiaries	—	6,832	—	(6,832)	—
Total liabilities	1,819,162	275,355	124,774	(282,526)	1,936,765
Capital:
Retained earnings	199,762	340,762	(15,024)	(326,264)	199,236
Mohegan Tribal Gaming Authority capital	199,762	340,762	(15,024)	(326,264)	199,236
Non-controlling interests	—	—	—	149	149
Total capital	199,762	340,762	(15,024)	(326,115)	199,385
Total liabilities and capital	$2,018,924	$616,117	$109,750	$(608,641)	$2,136,150
___________
(1)   Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)

	For the Three Months Ended December 31, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$208,474	$66,279	$—	$—	$274,753
Food and beverage	15,924	6,795	—	—	22,719
Hotel	10,251	441	—	—	10,692
Retail, entertainment and other	27,259	2,026	752	(532)	29,505
Gross revenues	261,908	75,541	752	(532)	337,669
Less-Promotional allowances	(20,267)	(4,575)	(3)	(1)	(24,846)
Net revenues	241,641	70,966	749	(533)	312,823
Operating costs and expenses:
Gaming	128,116	48,186	—	—	176,302
Food and beverage	8,004	2,095	—	—	10,099
Hotel	3,657	535	—	(472)	3,720
Retail, entertainment and other	11,932	845	—	(1)	12,776
Advertising, general and administrative	38,503	8,458	6,045	(6,064)	46,942
Corporate	3,428	—	—	6,004	9,432
Depreciation and amortization	15,532	3,421	165	—	19,118
Gain on disposition of assets	(1)	—	—	—	(1)
Pre-opening	—	1,162	—	—	1,162
Total operating costs and expenses	209,171	64,702	6,210	(533)	279,550
Income (loss) from operations	32,470	6,264	(5,461)	—	33,273
Other income (expense):
Accretion of discount to the relinquishment liability	(551)	—	—	—	(551)
Interest income	25	984	1,649	(1,014)	1,644
Interest expense, net of capitalized interest	(25,997)	(11,317)	(2,670)	1,015	(38,969)
Loss on early extinguishment of debt	(62,083)	—	—	—	(62,083)
Loss on interests in subsidiaries	(11,117)	(5,307)	—	16,424	—
Other expense, net	(2)	—	(702)	—	(704)
Total other expense	(99,725)	(15,640)	(1,723)	16,425	(100,663)
Net income (loss)	(67,255)	(9,376)	(7,184)	16,425	(67,390)
Loss attributable to non-controlling interests	—	—	—	136	136
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$(67,255)	$(9,376)	$(7,184)	$16,561	$(67,254)
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net income (loss)	$(67,255)	$(9,376)	$(7,184)	$16,425	$(67,390)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	15,532	3,421	165	—	19,118
Accretion of discount to the relinquishment liability	551	—	—	—	551
Cash paid for accretion of discount to the relinquishment liability	(621)	—	—	—	(621)
Loss on early extinguishment of debt	58,287	—	—	—	58,287
Payments of tender offer costs and discounts	(48,155)	—	—	—	(48,155)
Amortization of debt issuance costs and accretion of bond discounts	2,246	—	80	—	2,326
Provision for losses on receivables	171	(3)	634	—	802
Gain on disposition of assets	(1)	—	—	—	(1)
Loss from unconsolidated affiliates	2	—	694	—	696
Changes in operating assets and liabilities:
(Increase) decrease in receivables	2,890	434	(79)	131	3,376
Increase in inventories	(800)	(392)	—	—	(1,192)
Increase in other assets	(1,158)	(207)	(1,485)	(1)	(2,851)
Increase in trade payables	2,891	793	1,055	—	4,739
Increase (decrease) in accrued interest	10,447	—	(1,109)	—	9,338
Increase in other liabilities	3,248	3,136	2,026	(137)	8,273
Intercompany transactions	(204)	15,614	1,014	(16,424)	—
Net cash flows provided by (used in) operating activities	(21,929)	13,420	(4,189)	(6)	(12,704)
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of change in construction payables	(6,526)	(1,423)	(7,219)	—	(15,168)
Issuance of third-party loans and advances	—	—	(382)	—	(382)
Payments received on third-party loans	532	—	—	—	532
(Increase) decrease in restricted cash, net	(4)	(282)	7,804	—	7,518
Proceeds from asset sales	5	—	—	—	5
Investments in unconsolidated affiliates	—	—	(29)	—	(29)
Intercompany transactions	2,459	(6,885)	—	4,426	—
Net cash flows provided by (used in) investing activities	(3,534)	(8,590)	174	4,426	(7,524)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility repayments - Term	(393,000)	—	—	—	(393,000)
Prior Term Loan Facility repayments	(222,103)	—	—	—	(222,103)
Senior Secured Credit Facility borrowings - Revolving	56,000	—	—	—	56,000
Senior Secured Credit Facility repayments - Revolving	(42,000)	—	—	—	(42,000)
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	124,343	—	—	—	124,343
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	720,952	—	—	—	720,952
Line of Credit borrowings	78,794	—	—	—	78,794
Line of Credit repayments	(69,441)	—	—	—	(69,441)
Repayments to Mohegan Tribe	—	—	(1,375)	—	(1,375)
Repayments of other long-term debt	(190,927)	—	(8)	—	(190,935)
Principal portion of relinquishment liability payments	(6,034)	—	—	—	(6,034)
Distributions to Mohegan Tribe	(10,000)	—	—	—	(10,000)
Payments of financing fees	(12,437)	—	—	—	(12,437)

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Payments on capital lease obligations	(558)	(6)	—	6	(558)
Intercompany transactions	—	(2,148)	6,574	(4,426)	—
Net cash flows provided by (used in) financing activities	33,589	(2,154)	5,191	(4,420)	32,206
Net increase in cash and cash equivalents	8,126	2,676	1,176	—	11,978
Cash and cash equivalents at beginning of period	44,060	18,655	909	—	63,624
Cash and cash equivalents at end of period	$52,186	$21,331	$2,085	$—	$75,602
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Three Months Ended December 31, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$(2,506)	$14,880	$(2,960)	$—	$9,414
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(5,763)	(1,490)	(3,119)	—	(10,372)
(Increase) decrease in restricted cash, net	—	(341)	4,317	—	3,976
Investments in unconsolidated affiliates	—	—	(4,927)	—	(4,927)
Other cash flows provided by (used in) investing activities	19,407	(4,425)	(661)	(14,830)	(509)
Net cash flows provided by (used in) investing activities	13,644	(6,256)	(4,390)	(14,830)	(11,832)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility repayments - Term	(1,000)	—	—	—	(1,000)
Repayments to Mohegan Tribe	—	—	(2,487)	—	(2,487)
Principal portion of relinquishment liability payments	(5,622)	—	—	—	(5,622)
Distributions to Mohegan Tribe	(10,000)	—	—	—	(10,000)
Payments of financing fees	(2,525)	—	(196)	—	(2,721)
Other cash flows provided by (used in) financing activities	(16,034)	(10,405)	9,947	14,830	(1,662)
Net cash flows provided by (used in) financing activities	(35,181)	(10,405)	7,264	14,830	(23,492)
Net decrease in cash and cash equivalents	(24,043)	(1,781)	(86)	—	(25,910)
Cash and cash equivalents at beginning of period	91,836	21,757	491	—	114,084
Cash and cash equivalents at end of period	$67,793	$19,976	$405	$—	$88,174
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

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
Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.
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
Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:
Casino of the Earth
As of December 31, 2013, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 2,910 slot machines and 160 table games, including blackjack, roulette and craps;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

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
As of December 31, 2013, Casino of the Sky offered:

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

•	The Shops at Mohegan Sun containing 32 retail shops, seven of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Landsdowne Irish Pub and Music House, Avalon Nightclub and Vista Lounge, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.
Casino of the Wind
As of December 31, 2013, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 560 slot machines, 25 table games, including blackjack, roulette and craps, and a 42-table themed poker room;

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
Mohegan Sun at Pocono Downs
Through Downs Racing, we own and operate a gaming and entertainment facility known as Mohegan Sun at Pocono Downs located on a 400-acre site in Plains Township, Pennsylvania, and OTW facilities located in Carbondale, East Stroudsburg and Lehigh Valley, Pennsylvania. In November 2006, Mohegan Sun at Pocono Downs became the first location to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of its gaming and entertainment facility opened. In July 2008, we completed a major expansion of Mohegan Sun at Pocono Downs known as Project Sunrise, which included increased gaming, restaurant and retail space, and, in July 2010, we opened our table game and poker operations, including additional non-smoking sections and a high-limit gaming area. We recently completed Project Sunlight, a hotel and convention center expansion located adjacent to the Mohegan Sun at Pocono Downs casino.
Mohegan Sun at Pocono Downs currently operates in an approximately 400,000-square-foot facility, which includes the following as of December 31, 2013:

•	approximately 82,000 square feet of gaming space;

•	approximately 2,330 slot machines, 66 table games, including blackjack, roulette and craps, and an 18-table poker room;

•	live harness racing and simulcast and off-track wagering;

•	a 238-room hotel;

•	approximately 20,000 square feet of convention space;

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
Project Sunlight
Project Sunlight, a $50 million hotel expansion project located adjacent to the Mohegan Sun at Pocono Downs casino, opened to the public on November 15, 2013. This expansion includes a 238-room hotel and an approximately 20,000-square-foot convention center. The hotel is comprised of a combination of standard guest rooms and suites and features rooms with exclusive views of the race track, as well as a fitness center and an indoor pool. A new porte-cochere also was added for additional guest convenience. The convention center is located adjacent to the hotel and can accommodate a number of different sized groups, including up to 800 for seated banquets. This space also can be converted into a 1,500-seat concert venue.
Market and Competition from Other Gaming Operations
Our gaming operation at Mohegan Sun is one of only two current gaming operations in southern New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in the State of Connecticut, Foxwoods Resort Casino, or Foxwoods, owned by the Mashantucket Pequot Tribe and located approximately 10 miles from Mohegan Sun. We also face competition from racino and video lottery terminal facilities in the states of Rhode Island and New York and gaming facilities in the states of New York and New Jersey. In addition, we face competition in and from the Northeastern Pennsylvania gaming market, both in the immediate market for Mohegan Sun at Pocono Downs, and for Mohegan Sun, in marketing and attracting patrons from the New York City metropolitan region. Please refer to “Part I. Item 1. Business-Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and our other reports and filings with the SEC for further details regarding current and potential competition from other gaming operations.
Explanation of Key Financial Statement Captions
There has been no material change from the explanation of key financial statement captions previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Results of Operations
Summary Operating Results
As of December 31, 2013, we own and operate, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise, and the Mohegan Sun Country Club at Pautipaug, or collectively, the Connecticut facilities, and the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise and the Mohegan Sun Country Club at Pautipaug are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania facilities.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended December 31,
	2013	2012	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$241,933	$253,190	$(11,257)	(4.4)%
Mohegan Sun at Pocono Downs	70,683	71,288	(605)	(0.8)%
Corporate and other	739	277	462	166.8%
Inter-segment revenues	(532)	—	(532)	100.0%
Total	$312,823	$324,755	$(11,932)	(3.7)%
Income (loss) from operations:
Mohegan Sun	$34,643	$48,126	$(13,483)	(28.0)%
Mohegan Sun at Pocono Downs	7,577	9,558	(1,981)	(20.7)%
Corporate and other	(8,947)	(5,485)	(3,462)	63.1%
Total	$33,273	$52,199	$(18,926)	(36.3)%
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$(67,254)	$9,100	$(76,354)	(839.1)%
Operating margin:
Mohegan Sun	14.3%	19.0%	(4.7)%	(24.7)%
Mohegan Sun at Pocono Downs	10.7%	13.4%	(2.7)%	(20.1)%
Total	10.6%	16.1%	(5.5)%	(34.2)%

The most significant factors and trends that we believe impacted our operating and financial performance were as follows:

•	lower table games hold percentage;

•	additional gaming capacity in the Northeast gaming market;

•	an increasingly competitive environment;

•	a weak regional economic environment and its related impact on consumer discretionary spending;

•	higher Corporate expenses;

•	continued changes in operations designed to improve profitability;

•	continued focus on managing expenses and enhancing operating efficiencies;

•	lower interest expense; and

•	a $62.1 million non-operating loss on early extinguishment of debt.
Net revenues for the three months ended December 31, 2013 compared to the same period in the prior year declined primarily as a result of lower table game and slot revenues at Mohegan Sun.
Income from operations for the three months ended December 31, 2013 compared to the same period in the prior year decreased primarily due to the reduction in net revenues, combined with higher Corporate expenses.
Net income attributable to the Authority for the three months ended December 31, 2013 compared to the same period in the prior year declined primarily as a result of the loss on early extinguishment of debt, combined with the reduction in income from operations. These results were partially offset by lower interest expense driven by our August and November 2013 refinancing transactions.

Mohegan Sun
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2013	2012	Variance	Percentage Variance
Gaming	$208,474	$222,274	$(13,800)	(6.2)%
Food and beverage	15,981	14,938	1,043	7.0%
Hotel	10,251	9,944	307	3.1%
Retail, entertainment and other	27,483	24,816	2,667	10.7%
Total	$262,189	$271,972	$(9,783)	(3.6)%
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended December 31,
	2013	2012
Gaming	79.5%	81.7%
Food and beverage	6.1%	5.5%
Hotel	3.9%	3.7%
Retail, entertainment and other	10.5%	9.1%
Total	100.0%	100.0%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2013	2012	Variance	Percentage Variance
Slots:
Handle	$1,790,830	$1,785,004	$5,826	0.3%
Gross revenues	$144,163	$148,478	$(4,315)	(2.9)%
Net revenues	$138,926	$142,656	$(3,730)	(2.6)%
Free promotional slot plays (1)	$15,959	$13,820	$2,139	15.5%
Weighted average number of machines (in units)	5,529	5,608	(79)	(1.4)%
Hold percentage (gross)	8.1%	8.3%	(0.2)%	(2.4)%
Win per unit per day (gross) (in dollars)	$283	$288	$(5)	(1.7)%
Table games:
Drop	$495,722	$463,614	$32,108	6.9%
Revenues	$65,733	$75,551	$(9,818)	(13.0)%
Weighted average number of games (in units)	284	287	(3)	(1.0)%
Hold percentage (2)	13.3%	16.3%	(3.0)%	(18.4)%
Win per unit per day (in dollars)	$2,516	$2,864	$(348)	(12.2)%
Poker:
Revenues	$2,471	$2,571	$(100)	(3.9)%
Weighted average number of tables (in units)	42	42	—	—
Revenue per unit per day (in dollars)	$644	$665	$(21)	(3.2)%
__________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months ended December 31, 2013 compared to the same period in the prior year declined primarily as a result of lower table game revenues due to the decrease in table games hold percentage. The decline in table games hold percentage primarily reflected abnormally low hold within our high-end table games segment. The decrease in gaming revenues also reflected lower slot revenues which we believe was primarily driven by a weak regional economic environment and the impact of competition.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2013	2012	Variance	Percentage Variance
Meals served	738	705	33	4.7%
Average price per meal served (in dollars)	$16.22	$16.11	$0.11	0.7%

Food and beverage revenues for the three months ended December 31, 2013 compared to the same period in the prior year increased primarily due to the increase in meals served. The increase in meals served reflected changes in our promotional programs designed to improve profitability.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2013	2012	Variance	Percentage Variance
Rooms occupied	104	104	—	—
Occupancy rate	95.8%	96.1%	(0.3)%	(0.3)%
Average daily room rate (in dollars)	$95	$92	$3	3.3%
Revenue per available room (in dollars)	$91	$89	$2	2.2%

Hotel revenues for the three months ended December 31, 2013 compared to the same period in the prior year increased primarily as a result of an increase in hotel occupancy by higher paying transient guests.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2013	2012	Variance	Percentage Variance
Arena events (in events)	25	26	(1)	(3.8)%
Arena tickets	153	164	(11)	(6.7)%
Average price per Arena ticket (in dollars)	$66.68	$51.96	$14.72	28.3%

Retail, entertainment and other revenues for the three months ended December 31, 2013 compared to the same period in the prior year increased primarily due to higher entertainment revenues resulting from the increase in average price per Arena ticket. The increase in average price per Arena ticket reflected an increase in the number of headliner shows held at the Mohegan Sun Arena. The increase in retail, entertainment and other revenues also reflected higher gasoline revenues due to an increase in the number of gallons of gasoline sold at the Mohegan Sun gasoline and convenience center.

Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2013	2012	Variance	Percentage Variance
Food and beverage	$6,838	$5,398	$1,440	26.7%
Hotel	3,358	3,544	(186)	(5.2)%
Retail, entertainment and other	10,060	9,840	220	2.2%
Total	$20,256	$18,782	$1,474	7.8%
The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended December 31,
	2013	2012	Variance	Percentage Variance
Food and beverage	$6,690	$5,338	$1,352	25.3%
Hotel	1,761	1,853	(92)	(5.0)%
Retail, entertainment and other	9,164	9,377	(213)	(2.3)%
Total	$17,615	$16,568	$1,047	6.3%

Promotional allowances for the three months ended December 31, 2013 compared to the same period in the prior year increased primarily as a result of higher food and beverage promotional allowances driven by changes in our promotional programs designed to improve profitability.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2013	2012	Variance	Percentage Variance
Gaming	$128,116	$126,215	$1,901	1.5%
Food and beverage	8,072	8,685	(613)	(7.1)%
Hotel	3,657	3,393	264	7.8%
Retail, entertainment and other	12,443	10,020	2,423	24.2%
Advertising, general and administrative	39,165	39,624	(459)	(1.2)%
Depreciation and amortization	15,838	17,173	(1,335)	(7.8)%
(Gain) loss on disposition of assets	(1)	133	(134)	(100.8)%
Severance	—	(179)	179	(100.0)%
Total	$207,290	$205,064	$2,226	1.1%

Gaming costs and expenses for the three months ended December 31, 2013 compared to the same period in the prior year increased primarily as a result of higher costs related to coupon redemptions at Mohegan Sun-owned facilities and third-party outlets. These results were partially offset by lower slot win and free promotional slot play contribution expenses commensurate with the decline in slot revenues and reduced payroll and insurance costs. Expenses associated with the combined slot win and free promotional slot play contributions totaled $36.3 million and $37.1 million for the three months ended December 31, 2013 and 2012, respectively. Gaming costs and expenses as a percentage of gaming revenues were 61.5% and 56.8% for the three months ended December 31, 2013 and 2012, respectively.
Food and beverage costs and expenses for the three months ended December 31, 2013 compared to the same period in the prior year declined primarily due to increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses. The decline in food and beverage costs and expenses also reflected lower payroll costs. These results were partially offset by higher cost of goods sold commensurate with the increase in food and beverage revenues.
Hotel costs and expenses for the three months ended December 31, 2013 compared to the same period in the prior year increased primarily as a result of higher payroll costs.
Retail, entertainment and other costs and expenses for the three months ended December 31, 2013 compared to the same period in the prior year increased primarily due to higher direct entertainment costs reflecting an increase in the number of headliner shows held at the Mohegan Sun Arena. The increase in retail, entertainment and other costs and expenses also reflected higher cost of goods sold for gasoline commensurate with the increase in gasoline revenues. These results were partially offset by lower Arena expenses due to the reduction in the overall number of events held at the Mohegan Sun Arena.
Advertising, general and administrative costs and expenses for the three months ended December 31, 2013 compared to the same period in the prior year were relatively flat.

Mohegan Sun at Pocono Downs
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2013	2012	Variance	Percentage Variance
Gaming	$66,279	$67,335	$(1,056)	(1.6)%
Food and beverage	6,738	6,051	687	11.4%
Hotel (1)	441	—	441	100.0%
Retail, entertainment and other	1,791	1,939	(148)	(7.6)%
Total	$75,249	$75,325	$(76)	(0.1)%
 ___________

(1)	Hotel operations commenced on November 15, 2013.

The following table summarizes the percentage of gross revenues from each of the three revenue sources:

	For the Three Months Ended December 31,
	2013	2012
Gaming	88.1%	89.4%
Food and beverage	9.0%	8.0%
Hotel (1)	0.5%	—%
Retail, entertainment and other	2.4%	2.6%
Total	100.0%	100.0%
 ___________

(1)	Hotel operations commenced on November 15, 2013.

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2013	2012	Variance	Percentage Variance
Slots:
Handle	$625,856	$679,869	$(54,013)	(7.9)%
Gross revenues	$52,949	$53,597	$(648)	(1.2)%
Net revenues	$52,908	$53,552	$(644)	(1.2)%
Free promotional slot plays (1)	$11,331	$15,281	$(3,950)	(25.8)%
Weighted average number of machines (in units)	2,331	2,332	(1)	(0.04)%
Hold percentage (gross)	8.5%	7.9%	0.6%	7.6%
Win per unit per day (gross) (in dollars)	$247	$250	$(3)	(1.2)%
Table games:
Drop	$48,408	$45,499	$2,909	6.4%
Revenues	$9,774	$9,515	$259	2.7%
Weighted average number of games (in units)	66	66	—	—
Hold percentage (2)	20.2%	20.9%	(0.7)%	(3.3)%
Win per unit per day (in dollars)	$1,610	$1,567	$43	2.7%
Poker:
Revenues	$873	$1,070	$(197)	(18.4)%
Weighted average number of tables (in units)	18	18	—	—
Revenue per unit per day (in dollars)	$527	$646	$(119)	(18.4)%
 ___________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months ended December 31, 2013 compared to the same period in the prior year declined primarily as a result of lower slot revenues. The reduction in slot revenues was due to the decline in slot handle which we believe reflected unfavorable weather conditions and a weak regional economic environment. We believe the decline in slot revenues also reflected continued changes in our operations designed to improve profitability.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2013	2012	Variance	Percentage Variance
Meals served	179	158	21	13.3%
Average price per meal served (in dollars)	$17.42	$17.79	$(0.37)	(2.1)%
Food and beverage revenues for the three months ended December 31, 2013 compared to the same period in the prior year increased primarily due to the increase in meals served. The increase in meals served reflected changes in our promotional programs designed to improve profitability.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2013	2012	Variance	Percentage Variance
Rooms occupied	8	—	8	100.0
Occupancy rate	81.5%	—	81.5%	100.0%
Average daily room rate (in dollars)	$55	—	$55	100.0%
Revenue per available room (in dollars)	$45	—	$45	100.0%
 ___________
Hotel operations commenced on November 15, 2013.
Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2013	2012	Variance	Percentage Variance
Food and beverage	$4,090	$3,562	$528	14.8%
Hotel	158	—	158	100.0%
Retail, entertainment and other	318	475	(157)	(33.1)%
Total	$4,566	$4,037	$529	13.1%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended December 31,
	2013	2012	Variance	Percentage Variance
Food and beverage	$2,891	$2,714	$177	6.5%
Hotel	293	—	293	100%
Retail, entertainment and other	357	514	(157)	(30.5)%
Total	$3,541	$3,228	$313	9.7%

Promotional allowances for the three months ended December 31, 2013 compared to the same period in the prior year increased primarily as a result of higher food and beverage promotional allowances driven by changes in our promotional programs designed to improve profitability.

Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2013	2012	Variance	Percentage Variance
Gaming	$48,186	$49,571	$(1,385)	(2.8)%
Food and beverage	2,027	1,951	76	3.9%
Hotel (1)	535	—	535	100.0%
Retail, entertainment and other	333	286	47	16.4%
Advertising, general and administrative	7,777	6,960	817	11.7%
Depreciation and amortization	3,086	2,962	124	4.2%
Pre-opening	1,162	—	1,162	100.0%
Total	$63,106	$61,730	$1,376	2.2%
 ___________

(1)	Hotel operations commenced on November 15, 2013.
Gaming costs and expenses for the three months ended December 31, 2013 compared to the same period in the prior year declined primarily due to lower Pennsylvania slot machine tax expenses commensurate with the reduction in slot revenues and continued changes in our operations designed to improve profitability. Expenses associated with the Pennsylvania slot machine tax totaled $29.7 million and $30.2 million for the three months ended December 31, 2013 and 2012, respectively. Expenses associated with the Pennsylvania table game tax totaled $1.5 million for each of the three months ended December 31, 2013 and 2012, respectively. Gaming costs and expenses as a percentage of gaming revenues were 72.7% and 73.6% for the three months ended December 31, 2013 and 2012, respectively.
Food and beverage costs and expenses for the three months ended December 31, 2013 compared to the same period in the prior year increased primarily as a result of higher payroll costs and cost of goods sold commensurate with the increase in food and beverage revenues. These results were partially offset by increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the three months ended December 31, 2013 compared to the same period in the prior year increased primarily due to reduced use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other complimentaries costs being allocated to gaming costs and expenses. These results were partially offset by lower cost of goods sold for tobacco commensurate with the decrease in tobacco revenues.
Advertising, general and administrative costs and expenses for the three months ended December 31, 2013 compared to the same period in the prior year increased primarily as a result of additional administrative costs and expenses necessary to support the addition of our hotel.
Pre-opening costs and expenses for the three months ended December 31, 2013 were comprised of personnel costs associated with preparation for the opening of our hotel operations which commenced on November 15, 2013.
Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2013	2012	Variance	Percentage Variance
Corporate and other:
Gross revenues (1)	$763	$309	$454	146.9%
Less-Promotional allowances	24	32	(8)	(25.0)%
Net revenues	$739	$277	$462	166.8%

Expenses	$9,492	$5,733	$3,759	65.6%
Depreciation and amortization	194	29	165	569.0%
Total expenses	$9,686	$5,762	$3,924	68.1%
 ___________

(1)	Includes $532,000 of inter-segment revenues which are eliminated in consolidation.

Corporate and other expenses for the three months ended December 31, 2013 compared to the same period in the prior year increased primarily as a result of higher professional and development related expenditures associated with our pursuit of a Massachusetts casino license.
Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2013	2012	Variance	Percentage Variance
Accretion of discount to the relinquishment liability (1)	$(551)	$(1,243)	$692	(55.7)%
Interest income (2)	1,644	1,457	187	12.8%
Interest expense, net of capitalized interest	(38,969)	(43,274)	4,305	(9.9)%
Loss on early extinguishment of debt	(62,083)	(8)	(62,075)	775,937.5%
Other expense, net (3)	(704)	(945)	241	(25.5)%
Total other expense	$(100,663)	$(44,013)	$(56,650)	128.7%
___________

(1)	Reflects accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Primarily represents interest earned on long-term receivables.

(3)	Primarily represents loss from unconsolidated affiliates.

Interest expense for the three months ended December 31, 2013 compared to the same period in the prior year decreased primarily as a result of lower weighted average interest rate driven by our August and November 2013 refinancing transactions. Weighted average interest rate was 9.2% for the three months ended December 31, 2013 compared to 10.1% for the three months ended December 31, 2012. Weighted average outstanding debt was $1.73 billion for the three months ended December 31, 2013 compared to $1.71 billion for the three months ended December 31, 2012.

Loss on early extinguishment of debt for the three months ended December 31, 2013 represented financing fees expensed in connection with our November 2013 refinancing transactions. We incurred approximately $60.9 million in costs in connection with these refinancing transactions, consisting primarily of consulting, legal and tender and consent fees. Previously deferred debt issuance costs and debt discounts totaling $22.4 million, as well as $39.7 million in new transaction costs were expensed and recorded as a loss on early extinguishment of debt. New debt issuance costs totaling $11.5 million were capitalized and will be amortized over the term of the related debt. The remaining $9.7 million in new debt issuance costs was reflected as debt discount and will be amortized over the term of the related debt.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun at Pocono Downs during the months of May through August. Accordingly, our operating results for the three months ended December 31, 2013 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2013	2012	Variance	Percentage Variance
Net cash provided by (used in) operating activities	$(12,704)	$9,414	$(22,118)	(234.9)%
Net cash used in investing activities	(7,524)	(11,832)	4,308	(36.4)%
Net cash provided by (used in) financing activities	32,206	(23,492)	55,698	(237.1)%
Net increase (decrease) in cash and cash equivalents	$11,978	$(25,910)	$37,888	(146.2)%
As of December 31, 2013 and September 30, 2013, we held cash and cash equivalents of $75.6 million and $63.6 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts and relinquishment liability reassessments. The decline in cash provided by operating activities for the three months ended December 31, 2013 compared to the same period in the prior year resulted from a significant reduction in net income primarily driven by our November 2013 refinancing transactions, including the payment of tender and consent fees, and the decline in income from operations. Cash provided by operating activities for the three months ended December 31, 2013 were negatively impacted by approximately $52.0 million as a result of our November 2013 refinancing transactions. These results were partially offset by lower working capital requirements.
Operating activities are a significant source of our cash flows. We utilize cash flows from operations for scheduled interest payments, relinquishment payments, planned capital expenditures, distributions to the Tribe, projected working capital needs and debt reduction, as well as to make investments, from time to time. There are numerous factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

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
The decline in cash used in investing activities for the three months ended December 31, 2013 compared to the same period in the prior year was primarily due to our October 2012 acquisition of a 10% ownership interest in Resorts Atlantic City. The increase in cash provided by financing activities for the three months ended December 31, 2013 compared to the same period in the prior year was primarily attributable to increased borrowings to fund transaction costs associated with our November 2013 refinancing transactions.
External Sources of Liquidity
On November 19, 2013, we completed a series of refinancing transactions relating to our prior bank credit facilities and 2009 and 2012 second lien senior secured notes, including the repayment and termination of the prior bank credit facilities and the repurchase or redemption of the 2009 and 2012 second lien senior secured notes with proceeds from new senior secured credit facilities (all further discussed below).
Prior Bank Credit Facilities
First Lien, First Out Credit Facility
In March 2012, we entered into a fourth amended and restated bank credit facility providing for a $400.0 million term loan and a revolving loan with letter of credit and borrowing capacity of up to $75.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent, or the prior bank credit facility. On November 19, 2013, we repaid and terminated the prior bank credit facility with proceeds from new senior secured credit facilities (further discussed below).
First Lien, Second Out Term Loan Facility
In March 2012, we entered into a loan agreement providing for a $225.0 million first lien, second out term loan with Wells Fargo Gaming Capital, LLC serving as Administrative Agent, or the prior term loan facility, and, together with the prior bank credit facility, the prior bank credit facilities. On November 19, 2013, we repaid and terminated the prior term loan facility with proceeds from new senior secured credit facilities (further discussed below).
Senior Secured Credit Facilities
On November 19, 2013, we entered into a loan agreement among us, the Tribe, the guarantors as defined below, RBS Citizens, N.A. as administrative and collateral agent and the other lenders and financial institutions party thereto, providing for $955.0 million in aggregate principal amount of senior secured credit facilities, or the senior secured credit facilities, comprised of a $100.0 million senior secured revolving credit facility, or the revolving facility, a $125.0 million senior secured term loan A facility, or the term loan A facility, and a $730.0 million senior secured term loan B facility, or the term loan B facility. The senior secured credit facilities mature on June 15, 2018, subject to extension based on the satisfaction of certain conditions to November 19, 2018 (in the case of the revolving facility and the term loan A facility) and November 19, 2019 (in the case of the term loan B facility).
The term loan A facility amortizes in equal quarterly installments in an aggregate annual amount equal to 5.0% of the original principal amount for the first year after the closing date, 7.5% of the original principal amount for the second year after the closing date and 10.0% of the original principal amount in each year thereafter, with the balance payable on the maturity date of the term Loan A facility. The term loan B facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount. Amortization of the term loan A facility and term loan B facility begins with the first full fiscal quarter after the closing date. The proceeds from the term loan A facility and term loan B facility, together with a drawing under the revolving facility, were used to satisfy in full all amounts due under our prior bank credit facilities, to repurchase or redeem all of our outstanding 2009 and 2012 second lien senior secured notes and to otherwise satisfy and discharge the obligations in respect of such notes and to pay related fees and expenses. The revolving facility will otherwise be available for general corporate purposes.
As of December 31, 2013, amounts outstanding under the revolving facility, term loan A facility and term loan B facility totaled $14.0 million, $125.0 million and $730.0 million, respectively. As of December 31, 2013, letters of credit issued under the revolving facility totaled $2.8 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, and after taking into account restrictive financial covenant requirements, we had approximately $73.8 million of borrowing capacity under the revolving facility and line of credit as of December 31, 2013.
Borrowings under the senior secured credit facilities incur interest as follows: (i) for base rate loans under the revolving facility and term loan A facility, a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 basis points and (c) the one-month LIBOR rate plus 100 basis points (the highest of (a), (b) and (c), the “base rate”), plus a leverage-based margin of 250 to 350 basis points; (ii) for Eurodollar rate loans under the revolving facility and term loan A facility, the applicable LIBOR rate plus a leverage-based margin of 350 to 450 basis points; (iii) for base rate loans under the term loan B facility, the base rate (subject to a 2.0% floor) plus 350 basis points; and (iv) for Eurodollar rate loans under the term loan B facility, the applicable LIBOR rate (subject to a 1.0% floor) plus 450 basis points. We also are required to pay a leverage-based commitment fee of between 37.5 and 50 basis points for unused commitments under the revolving facility. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans of three months or less is payable at the end of each applicable interest period and for Eurodollar rate loans of more than three months, interest is payable at intervals of three months duration after the beginning of such interest period.
As of December 31, 2013, the $14.0 million outstanding under the revolving facility was comprised of a $4.0 million base rate loan based on a base rate of 3.25% plus 325 basis points and a $10.0 million Eurodollar rate loan based on a Eurodollar rate of 0.17% plus 425 basis points. The commitment fee was 0.50% as of December 31, 2013. As of December 31, 2013, the $125.0 million outstanding under the term loan A facility was based on a Eurodollar rate of 0.25% plus 425 basis points. As of December 31, 2013, the $730.0 million outstanding under the term loan B facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points.
Our obligations under the senior secured credit facilities are fully and unconditionally guaranteed, jointly and severally, by the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming, or collectively, the guarantors. The senior secured credit facilities are collateralized by a first priority lien on substantially all of our property and assets and those of the guarantors (other than MBC), including the assets that comprise Mohegan Sun at Pocono Downs and a leasehold mortgage on the land and improvements that comprise Mohegan Sun (we and the guarantors, other than MBC, are collectively referred to herein as the grantors. The grantors also are required to pledge additional assets as collateral for the senior secured credit facilities as they and future guarantor subsidiaries acquire them.
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
As of December 31, 2013, we and the Tribe were in compliance with all respective covenant requirements under the senior secured credit facilities.
We continue to monitor revenues and expenditures to ensure continued compliance with our financial covenant requirements under the senior secured credit facilities. While we anticipate that we will remain in compliance with all covenant requirements under the senior secured credit facilities for all periods prior to maturity, we may need to increase revenues or offset any future declines in revenues by implementing cost saving initiatives to ensure compliance with these financial covenant requirements. If we are unable to satisfy our financial covenant requirements, we would need to obtain waivers or consents under the senior secured credit facilities; however, we can provide no assurance that we would be able to obtain such waivers or consents. If we are unable to obtain such waivers or consents, we would be in default under the senior secured credit facilities, which may result in cross-defaults under our other outstanding indebtedness and allow our lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of our outstanding indebtedness. If such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary to repay such accelerated indebtedness.
Senior Secured Notes
2009 11  1/2% Second Lien Senior Secured Notes
In October 2009, we issued $200.0 million second lien senior secured notes with fixed interest payable at a rate of 11.5% per annum, or the 2009 second lien notes. In March 2012, we completed a private exchange offer and consent solicitation pursuant to which an aggregate principal amount of $199.8 million 2009 second lien notes were tendered and exchanged, leaving an aggregate principal amount of $200,000 2009 second lien notes outstanding. The 2009 second lien notes were scheduled to mature on November 1, 2017. The first call date for the 2009 second lien notes was November 1, 2013. On November 19, 2013, we called for redemption all $200,000 of our outstanding 2009 second lien notes. The 2009 second lien notes were redeemed on December 19, 2013.
2012 11 ½% Second Lien Senior Secured Notes
In March 2012, we issued $199.8 million second lien senior secured notes with fixed interest payable at a rate of 11.5% per annum, or the 2012 second lien notes, in exchange for an equal amount of 2009 second lien notes. The 2012 second lien notes were scheduled to mature on November 1, 2017. Subsequent to November 1, 2014, we were entitled to redeem the 2012 second lien notes, in whole or in part, at a premium decreasing ratably to zero, plus accrued interest. On November 19, 2013, we completed a tender offer and consent solicitation for our outstanding 2012 second lien notes. As part of the tender offer, we solicited and received requisite consents from tendering holders to certain amendments to the indentures governing the 2012 second lien notes, which eliminated certain restrictive covenants under the notes and related indenture. Pursuant to this transaction, we repurchased or redeemed all of our outstanding 2012 second lien notes in the aggregate principal amount of $199.8 million.
Senior Unsecured Notes
2013 9 3/4% Senior Unsecured Notes
In August 2013, we issued $500.0 million senior unsecured notes with fixed interest payable at a rate of 9.75% per annum, or the 2013 senior unsecured notes. The net proceeds from this transaction, together with borrowings under the prior bank credit facility, were used to repurchase or redeem all of our then outstanding 2012 10.5% third lien senior secured notes, to repurchase $69.0 million of our outstanding 2012 11.0% senior subordinated notes and to pay related fees and expenses. The 2013 senior unsecured notes mature on September 1, 2021. We may redeem the 2013 senior unsecured notes, in whole or in part, at any time prior to September 1, 2016 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest and additional interest (pursuant to the registration rights agreement described below), if any, to the date of redemption. On or after

September 1, 2016, we may redeem the 2013 senior unsecured notes, in whole or in part, at specified redemption prices, together with accrued interest and additional interest, if any, to the date of redemption. If we experience specific kinds of change of control triggering events, we must offer to repurchase the 2013 senior unsecured notes at a price equal to 101% of the principal amount thereof, plus accrued interest and additional interest, if any, to the purchase date. In addition, if we undertake certain types of asset sales and do not use the related sale proceeds for specified purposes, we may be required to offer to repurchase the 2013 senior unsecured notes at a price equal to 100% of the principal amount, plus accrued interest and additional interest, if any. Interest on the 2013 senior unsecured notes is payable semi-annually on March 1st and September 1st, commencing March 1, 2014.
The 2013 senior unsecured notes are uncollateralized general obligations and are effectively subordinated to all of our and the guarantors' and future guarantor subsidiaries' senior secured indebtedness, including the senior secured credit facilities, to the extent of the value of the collateral securing such indebtedness. The 2013 senior unsecured notes also are effectively subordinated to any indebtedness and other liabilities (including trade payables) of our subsidiaries that do not guarantee the 2013 senior unsecured notes. The 2013 senior unsecured notes rank equally in right of payment with our other unsecured, unsubordinated indebtedness, including trade payables and the senior portion of our payment obligations under our relinquishment agreement. The 2013 senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.
The 2013 senior unsecured notes indenture contains certain covenants that, subject to certain significant exceptions, limit, among other things, our and guarantors’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or transfer and sell assets. The 2013 senior unsecured notes indenture includes customary events of default, including, but not limited to, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay certain other indebtedness, the occurrence of which is caused by a failure to pay principal, premium or interest or results in the acceleration of such indebtedness, certain events of bankruptcy and insolvency and certain judgment defaults.
Registration Rights Agreement
In August 2013, we and the guarantors entered into a registration rights agreement with Credit Suisse Securities (USA) LLC and RBS Securities Inc., as representatives of the initial purchasers of the 2013 senior unsecured notes. Upon the terms and subject to the conditions of this agreement, we agreed to offer to exchange the 2013 senior unsecured notes pursuant to a registration statement effective within 240 days of issuance for a new issue of substantially identical debt securities registered under the Securities Act of 1933, or the exchange offer. Under certain circumstances, we also may be obligated under the registration rights agreement to file a shelf registration statement with respect to the 2013 senior unsecured notes. On February 10, 2014, we commenced the exchange offer.
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
In March 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2004 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 senior subordinated notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 senior subordinated notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million 2004 senior subordinated notes remains outstanding as of December 31, 2013.
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
In March 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2005 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 senior subordinated notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 senior subordinated notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million 2005 senior subordinated notes remains outstanding as of December 31, 2013.
2012 11% Senior Subordinated Notes
In March 2012, we issued $344.2 million senior subordinated toggle notes with fixed interest payable at a rate of 11.0% per annum, or the 2012 senior subordinated notes, in exchange for $203.8 million of 2004 senior subordinated notes and $140.3 million of 2005 senior subordinated notes. The 2012 senior subordinated notes mature on September 15, 2018. We may redeem the 2012 senior subordinated notes, in whole or in part, at any time, at a price equal to 100% of the principal amount plus accrued interest. If a change of control occurs, we must offer to repurchase the 2012 senior subordinated notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if we undertake certain types of asset sales or suffer events of loss, and we do not use the related sale or insurance proceeds for specified purposes, we may be required to offer to repurchase the 2012 senior subordinated notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 senior subordinated notes is payable semi-annually on March 15th and September 15th. The initial interest payment on the 2012 senior subordinated notes was payable entirely in cash. For any subsequent interest payment period through March 15, 2018, we may, at our option, elect to pay interest on the 2012 senior subordinated notes either entirely in cash or by paying up to 2.0% in 2012 senior subordinated notes, or PIK interest. If we elect to pay PIK interest, such election will increase the principal amount of the 2012 senior subordinated notes in an amount equal to the amount of PIK interest for the applicable interest payment period to holders of 2012 senior subordinated notes on the relevant record date.
In August 2013, we repurchased an aggregate principal amount of $69.0 million 2012 senior subordinated notes. An aggregate principal amount of $275.2 million 2012 senior subordinated notes remains outstanding as of December 31, 2013.
The 2012 senior subordinated notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
Our senior subordinated notes are uncollateralized general obligations and are subordinated to borrowings under the senior secured credit facilities and 2013 senior unsecured notes. The senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.
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
As of December 31, 2013, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
We or our affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and our liquidity and covenant requirement restrictions, among other factors.
Line of Credit
On November 19, 2013, in connection with the new senior secured credit facilities, we entered into a new $16.5 million revolving credit facility with Bank of America, N.A., or the line of credit. The line of credit is coterminous with the senior secured credit facilities. Pursuant to provisions of the senior secured credit facilities, under certain circumstances, the line of credit may be converted into loans under the senior secured credit facilities. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. As of December 31, 2013, $9.4 million was drawn on the line of credit. Borrowings under the line of credit are uncollateralized obligations. The line of credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the senior secured credit facilities. As of December 31, 2013, we were in compliance with all covenant requirements under the line of credit.
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
2012 Mohegan Tribe Minor's Trust Promissory Note
In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan, referred to herein as the 2012 Mohegan Tribe Minor's Trust promissory note. The 2012 Mohegan Tribe Minor's Trust promissory note matures on March 31, 2016. The 2012 Mohegan Tribe Minor's Trust promissory note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly. Principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 and continuing through September 30, 2014 and (ii) $1.5 million per quarter, commencing December 31, 2014 and continuing to maturity.
2013 Mohegan Tribe Promissory Note
In March 2013, Mohegan Gaming & Hospitality, LLC, or MG&H, purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a promissory note in the principal amount of $7.4 million, or the 2013 Mohegan Tribe promissory note. The 2013 Mohegan Tribe promissory note matures on December 31, 2018. The 2013 Mohegan Tribe promissory note accrues interest at an annual rate of 4.0% payable quarterly.
Downs Lodging Credit Facility
In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender, or the Downs Lodging credit facility. The proceeds from the Downs Lodging credit facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun at Pocono Downs. The Downs Lodging credit facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging credit facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging credit facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging credit facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of December 31, 2013, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging credit facility.
Capital Expenditures
The following table presents data related to capital expenditures (in millions, including capitalized interest):

	Capital Expenditures
	Three Months Ended	Remaining Forecasted	Total Forecasted
	December 31, 2013	Fiscal Year 2014	Fiscal Year 2014
Mohegan Sun:
Maintenance	$1.9	$24.0	$25.9
Development	3.1	—	3.1
Subtotal	5.0	24.0	29.0
Mohegan Sun at Pocono Downs:
Maintenance	1.0	5.3	6.3
Subtotal	1.0	5.3	6.3
Corporate:
Expansion - Project Sunlight	9.5	—	9.5
Subtotal	9.5	—	9.5
Total	$15.5	$29.3	$44.8
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs through a combination of existing cash, cash flows provided by operating activities and draws under our revolving facility.

Interest Expense
The following table presents our interest expense (in thousands, net of capitalized interest):

	For the Three Months Ended December 31,
	2013	2012
Prior Bank Credit Facility	$3,217	$5,699
Prior Term Loan Facility, includes accretion of discount	2,924	5,412
Senior Secured Credit Facility - Revolving	115	—
Senior Secured Credit Facility - Term Loan A, includes accretion of discount	681	—
Senior Secured Credit Facility - Term Loan B, includes accretion of discount	4,965	—
2009 11 1/2% second lien senior secured notes, includes accretion of discount	5	6
2012 11 1/2% second lien senior secured notes, includes accretion of discount	3,285	5,940
2012 10 1/2% third lien senior secured notes, includes accretion of discount	—	10,967
2005 6 1/8% senior unsecured notes	—	281
2013 9 3/4% senior unsecured notes	12,187	—
2004 7 1/8% senior subordinated notes	377	417
2005 6 7/8% senior subordinated notes	166	193
2012 11 % senior subordinated notes, includes accretion of discount	7,726	9,465
Line of credit	51	—
2009 Mohegan Tribe promissory note	88	251
2012 Mohegan Tribe Minor's Trust promissory note	454	503
Mohegan Tribe credit facility	—	54
2013 Mohegan Tribe promissory note	75	—
Downs Lodging credit facility	1,694	1,557
Other	—	3
Capital leases	73	115
Amortization of net deferred gain on settlement of derivative instruments	—	(25)
Amortization of debt issuance costs	1,621	2,588
Capitalized interest	(735)	(152)
Total interest expense, net of capitalized interest	$38,969	$43,274
Contractual Obligations
The following table presents estimated future payment obligations related to our debt and the timing of those payments as of December 31, 2013 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,760,042	$50,444	$106,229	$1,102,186	$501,183
Interest payments on long-term debt and capital leases	803,178	140,512	270,749	245,667	146,250
Total	$2,563,220	$190,956	$376,978	$1,347,853	$647,433
 ________________________

(1)	Represents payment obligations from January 1, 2014 to December 31, 2014.
There has been no material change to the other contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements and distributions to the Tribe for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for further details regarding risks relating to our sufficiency of resources. Any future investments in Mohegan Sun and Mohegan Sun at Pocono Downs are anticipated to be funded through a combination of existing cash balances, future operating cash flows and draws under our revolving facility. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, and after taking into account restrictive financial covenant requirements, we had approximately $73.8 million of borrowing capacity under the revolving facility and line of credit as of December 31, 2013. Distributions to the Tribe are anticipated to total approximately $50 million for fiscal 2014.
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
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of December 31, 2013, our primary exposure to market risk was interest rate risk associated with our senior secured credit facilities which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the respective facility.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of December 31, 2013 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of December 31, 2013.

	Expected Maturity Date						Total	Fair Value
	2014	2015	2016	2017	2018	Thereafter
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$27,305	$17,152	$56,124	$1,156	$276,154	$508,679	$886,570	$924,720
Average interest rate	7.6%	7.7%	12.3%	2.9%	11.0%	9.6%	10.1%
Variable rate	$19,516	$15,894	$19,019	$19,800	$804,125	—	$878,354	$888,953
Average interest rate (1)	4.5%	5.1%	5.7%	6.8%	7.6%	—	6.2%
___________

(1)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $8.8 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	February 14, 2014	By:	/S/ KEVIN P. BROWN
Kevin P. Brown Chairman and Member, Management Board

Date:	February 14, 2014	By:	/S/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	February 14, 2014	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Authority’s Registration Statement on Form S-4, filed with the SEC on January 27, 2014 (the “2014 Form S-4”) and incorporated by reference herein).

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

3.22	Operating Agreement of Mohegan Golf, LLC, dated as of April 8, 2008 (filed as Exhibit 3.22 to the 2014 Form S-4 and incorporated herein by reference).

3.23	Operating Agreement of Mohegan Ventures Wisconsin, LLC, dated as of March 1, 2007 (filed as Exhibit 3.23 to the 2014 Form S-4 and incorporated herein by reference).

3.24	Certificate of Amendment to Certificate of Formation of Wisconsin Tribal Gaming, LLC, dated as of May 20, 2009 (filed as Exhibit 3.24 to the 2014 Form S-4 and incorporated herein by reference).

3.25	Operating Agreement of Wisconsin Tribal Gaming, LLC, dated as of March 1, 2007 (filed as Exhibit 3.25 to the 2014 Form S-4 and incorporated herein by reference).

3.26	Certificate of Amendment to Certificate of Formation of MTGA Gaming, LLC, dated as of May 20, 2009 (filed as Exhibit 3.26 to the 2014 Form S-4 and incorporated herein by reference).

3.27	Operating Agreement of MTGA Gaming, LLC, dated as of August 1, 2007 (filed as Exhibit 3.27 to the 2014 Form S-4 and incorporated herein by reference).

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

Exhibit No.	Description
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

4.21
Supplemental Indenture No. 1, dated as of July 30, 2013, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 2012 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.21 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on December 27, 2013 (the “2013 Form 10-K”) and incorporated by reference herein).

4.22
Supplemental Indenture No. 2, dated as of November 19, 2013, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 2012 11 1/2% Second Lien Senior Secured Notes Due 2017 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.22 to the 2013 Form 10-K and incorporated herein by reference).

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

4.26
Indenture, dated as of August 15, 2013, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 9 3/4% Senior Notes Due 2021 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the 2013 Form 10-K and incorporated herein by reference).

4.27	Form of Global 9 3/4% Senior Notes Due 2021 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.30 to the 2013 Form 10-K and incorporated herein by reference).

4.28
Registration Rights Agreement, dated August 15, 2013, between the Mohegan Tribal Gaming Authority, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC and RBS Securities Inc., as representatives of the several initial purchasers, relating to the 9 3/4% Senior Notes Due 2021 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the 2013 Form 10-K and incorporated herein by reference).

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