Form 10-Q
period 2014-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2014-05-14
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$59,881	$63,624
Restricted cash	1,259	13,757
Receivables, net	29,645	26,142
Inventories	15,445	13,990
Other current assets	25,408	20,518
Total current assets	131,638	138,031
Non-current assets:
Property and equipment, net	1,455,500	1,476,175
Goodwill	39,459	39,459
Other intangible assets, net	405,313	405,518
Other assets, net	75,724	76,967
Total assets	$2,107,634	$2,136,150
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$52,424	$25,219
Current portion of relinquishment liability	50,216	62,947
Due to Mohegan Tribe	7,088	6,308
Current portion of capital leases	1,567	2,302
Trade payables	10,812	10,531
Construction payables	5,099	11,011
Accrued interest payable	10,275	23,296
Other current liabilities	134,863	123,982
Total current liabilities	272,344	265,596
Non-current liabilities:
Long-term debt, net of current portion	1,685,005	1,628,173
Relinquishment liability, net of current portion	—	11,418
Due to Mohegan Tribe, net of current portion	20,420	23,420
Capital leases, net of current portion	2,745	3,138
Other long-term liabilities	5,654	5,020
Total liabilities	1,986,168	1,936,765
Commitments and Contingencies
Capital:
Retained earnings	121,608	199,236
Mohegan Tribal Gaming Authority capital	121,608	199,236
Non-controlling interests	(142)	149
Total capital	121,466	199,385
Total liabilities and capital	$2,107,634	$2,136,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands)
(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Revenues:
Gaming	$278,400	$291,411	$553,153	$581,020
Food and beverage	22,613	20,015	45,332	41,004
Hotel	11,911	10,101	22,603	20,045
Retail, entertainment and other	26,018	25,111	55,523	52,175
Gross revenues	338,942	346,638	676,611	694,244
Less-Promotional allowances	(22,259)	(20,943)	(47,105)	(43,794)
Net revenues	316,683	325,695	629,506	650,450
Operating costs and expenses:
Gaming	165,739	170,086	342,041	345,872
Food and beverage	10,749	10,168	20,848	20,804
Hotel	4,074	3,538	7,794	6,931
Retail, entertainment and other	11,352	9,150	24,128	19,456
Advertising, general and administrative	47,869	48,649	94,811	95,233
Corporate	10,860	7,958	20,292	13,691
Depreciation and amortization	20,879	19,951	39,997	40,115
Loss on disposition of assets	53	—	52	133
Severance	—	157	—	(22)
Pre-opening	25	72	1,187	72
Total operating costs and expenses	271,600	269,729	551,150	542,285
Income from operations	45,083	55,966	78,356	108,165
Other income (expense):
Accretion of discount to the relinquishment liability	(551)	(1,244)	(1,102)	(2,487)
Interest income	1,602	1,431	3,246	2,888
Interest expense, net of capitalized interest	(36,297)	(42,560)	(75,266)	(85,834)
Loss on early extinguishment of debt	(192)	(395)	(62,275)	(403)
Other expense, net	(174)	(840)	(878)	(1,785)
Total other expense	(35,612)	(43,608)	(136,275)	(87,621)
Net income (loss)	9,471	12,358	(57,919)	20,544
Loss attributable to non-controlling interests	155	1,707	291	2,621
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$9,626	$14,065	$(57,628)	$23,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, December 31, 2013	$121,995	$121,982	$13
Net income (loss)	9,471	9,626	(155)
Distributions to Mohegan Tribe	(10,000)	(10,000)	—
Balance, March 31, 2014	$121,466	$121,608	$(142)

Balance, September 30, 2013	$199,385	$199,236	$149
Net loss	(57,919)	(57,628)	(291)
Distributions to Mohegan Tribe	(20,000)	(20,000)	—
Balance, March 31, 2014	$121,466	$121,608	$(142)

Balance, December 31, 2012	$207,449	$207,781	$(332)
Net income (loss)	12,358	14,065	(1,707)
Distributions to Mohegan Tribe	(10,000)	(10,000)	—
Repurchase of membership interest	(7,420)	(9,771)	2,351
Balance, March 31, 2013	$202,387	$202,075	$312

Balance, September 30, 2012	$209,263	$208,681	$582
Net income (loss)	20,544	23,165	(2,621)
Distributions to Mohegan Tribe	(20,000)	(20,000)	—
Repurchase of membership interest	(7,420)	(9,771)	2,351
Balance, March 31, 2013	$202,387	$202,075	$312

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	For the Six Months Ended	For the Six Months Ended
	March 31, 2014	March 31, 2013
Cash flows provided by (used in) operating activities:
Net income (loss)	$(57,919)	$20,544
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	39,997	40,115
Accretion of discount to the relinquishment liability	1,102	2,487
Cash paid for accretion of discount to the relinquishment liability	(1,794)	(3,306)
Loss on early extinguishment of debt	58,479	403
Payments of tender offer costs and discounts	(48,155)	—
Amortization of debt issuance costs and accretion of bond discounts	4,301	6,057
Amortization of net deferred gain on settlement of derivative instruments	—	(48)
Provision for losses on receivables	1,622	1,841
Loss on disposition of assets	52	133
Loss from unconsolidated affiliates	854	1,771
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(3,863)	4,352
(Increase) decrease in inventories	(1,455)	24
(Increase) decrease in other assets	(5,206)	5,945
Increase (decrease) in trade payables	287	(1,782)
Decrease in accrued interest	(13,021)	(15,339)
Increase (decrease) in other liabilities	13,680	(2,209)
Net cash flows provided by (used in) operating activities	(11,039)	60,988
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of increase (decrease) in construction payables of $(5,912) and $1,819, respectively	(22,345)	(22,275)
Issuance of third-party loans and advances	(1,026)	(937)
Payments received on third-party loans	569	68
Decrease in restricted cash, net	12,078	10,682
Proceeds from asset sales	36	149
Payment of escrow deposit	(3,356)	—
Investments in unconsolidated affiliates	(29)	(4,932)
Net cash flows used in investing activities	(14,073)	(17,245)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings - Revolving	—	3,000
Prior Bank Credit Facility repayments - Revolving	—	(3,000)
Prior Bank Credit Facility repayments - Term	(393,000)	(2,000)
Prior Term Loan Facility repayments, net of discount	(222,103)	—
Senior Secured Credit Facility borrowings - Revolving	130,000	—
Senior Secured Credit Facility repayments - Revolving	(91,000)	—
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	124,343	—
Senior Secured Credit Facility repayments - Term Loan A	(1,563)	—
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	720,952	—
Senior Secured Credit Facility repayments - Term Loan B	(1,825)	—
Line of Credit borrowings	156,992	—
Line of Credit repayments	(150,453)	—
Repayments to Mohegan Tribe	(2,750)	(4,974)
Repayments of other long-term debt	(191,010)	(15,792)
Principal portion of relinquishment liability payments	(23,457)	(22,429)
Distributions to Mohegan Tribe	(20,000)	(20,000)
Payments of financing fees	(12,629)	(3,241)
Payments on capital lease obligations	(1,128)	(2,301)
Net cash flows provided by (used in) financing activities	21,369	(70,737)
Net decrease in cash and cash equivalents	(3,743)	(26,994)

Cash and cash equivalents at beginning of period	63,624	114,084
Cash and cash equivalents at end of period	$59,881	$87,090
Supplemental disclosure:
Cash paid during the period for interest	$83,806	$94,284
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
As of March 31, 2014, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”), MTGA Gaming, LLC (“MTGA Gaming”), Downs Lodging, LLC ("Downs Lodging") and Mohegan Gaming Advisors, LLC ("Mohegan Gaming Advisors").
MBC owns and operates the Connecticut Sun, a professional basketball team in the Women's National Basketball Association (the “WNBA”). MBC currently owns a 4.2% membership interest in WNBA, LLC.
Mohegan Golf owns and operates the Mohegan Sun Golf Club in southeastern Connecticut.
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
Mohegan Ventures-NW and the Tribe hold 49.15% and 9.85% membership interests in Salishan-Mohegan, LLC (“Salishan-Mohegan”), respectively. Salishan-Mohegan was formed with an unrelated third-party to participate in the development and management of a proposed casino to be owned by the federally-recognized Cowlitz Indian Tribe of Washington (the “Cowlitz Tribe”) and to be located in Clark County, Washington (the “Cowlitz Project”). Salishan-Mohegan holds 100% membership interests in Salishan-Mohegan Two, LLC and Interchange Development Group, LLC, both of which were formed to acquire certain property related to the Cowlitz Project.
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
Mohegan Gaming Advisors also holds 100% membership interests in MGA Holding MA, LLC (“MGA Holding MA”) and MGA Gaming MA, LLC (“MGA Gaming MA”). MGA Holding MA holds a 100% membership interest in MGA Palmer Partners, LLC (“MGA Palmer Partners”). MGA Palmer Partners holds a 100% membership interest in Mohegan Sun Massachusetts, LLC (together with MGA Holding MA, MGA Gaming MA and MGA Palmer Partners, the “Mohegan MA Entities”). The Mohegan MA Entities were formed to pursue potential gaming opportunities in the Commonwealth of Massachusetts.
In addition, Mohegan Gaming Advisors holds 100% membership interests in MGA Holding PA, LLC and MGA Gaming PA, LLC (collectively, the “Mohegan PA Entities”). The Mohegan PA Entities were formed to pursue potential gaming opportunities in the Commonwealth of Pennsylvania.
Additionally, Mohegan Gaming Advisors holds a 100% membership interest in MGA Holding FL, LLC (“MGA Holding FL”). MGA Holding FL holds a 100% membership interest in MGA Miami, LLC (together with MGA Holding FL, the “Mohegan FL Entities”). The Mohegan FL Entities were formed to pursue potential gaming opportunities in the State of Florida.

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
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun at Pocono Downs during the months of May through August. Accordingly, the Authority's operating results for the three months and six months ended March 31, 2014 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Long-Term Receivables
Long-term receivables consist primarily of receivables from affiliates and tenants and others. The following table presents a reconciliation of long-term receivables, including current portions, and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Tenants and Others	Total
Balance, December 31, 2013 (1)	$59,896	$2,726	$62,622
Additions:
Issuance of affiliate advances and tenant and other loans, including interest receivable	2,106	—	2,106
Deductions:
Payments received	—	(57)	(57)
Balance, March 31, 2014 (1)	$62,002	$2,669	$64,671

Balance, September 30, 2013 (1)	$57,782	$3,530	$61,312
Additions:
Issuance of affiliate advances and tenant and other loans, including interest receivable	4,220	—	4,220
Deductions:
Payments received	—	(861)	(861)
Balance, March 31, 2014 (1)	$62,002	$2,669	$64,671
__________

(1)
Includes interest receivable of $32.0 million, $30.4 million and $29.1 million as of March 31, 2014, December 31, 2013 and September 30, 2013, respectively. The WTG receivables no longer accrue interest pursuant to a release and reimbursement agreement entered into in September 2010.

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Tenants and Others	Total
Balance, December 31, 2013	$24,823	$58	$24,881
Additions:
Charges to bad debt expense	632	—	632
Deductions:
Adjustments	—	(1)	(1)
Balance, March 31, 2014	$25,455	$57	$25,512

Balance, September 30, 2013	$24,189	$61	$24,250
Additions:
Charges to bad debt expense	1,266	—	1,266
Deductions:
Adjustments	—	(4)	(4)
Balance, March 31, 2014	$25,455	$57	$25,512
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes and certain credit facilities approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	March 31, 2014
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$39,000	$38,415
Senior Secured Credit Facility - Term Loan A	$122,837	$124,671
Senior Secured Credit Facility - Term Loan B	$718,832	$742,739
2013 9 3/4% Senior Unsecured Notes	$500,000	$558,125
2004 7 1/8% Senior Subordinated Notes	$21,156	$21,103
2005 6 7/8% Senior Subordinated Notes	$9,654	$9,702
2012 11% Senior Subordinated Notes	$271,343	$276,910
The estimated fair values of the Authority's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about March 31, 2014.
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

Mohegan Sun
Balance, December 31, 2013	$1,030
Cash payments	(338)
Balance, March 31, 2014	$692

Balance, September 30, 2013	$1,417
Cash payments	(725)
Balance, March 31, 2014	$692

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	March 31, 2014	September 30, 2013
Prior Bank Credit Facility	$—	$393,000
Prior Term Loan Facility, net of discount of $3,005	—	221,995
Senior Secured Credit Facility - Revolving, due June 2018	39,000	—
Senior Secured Credit Facility - Term Loan A, due June 2018, net of discount of $600	122,837	—
Senior Secured Credit Facility - Term Loan B, due June 2018, net of discount of $9,343	718,832	—
2009 11 1/2% Second Lien Senior Secured Notes, net of discount of $5	—	195
2012 11 1/2% Second Lien Senior Secured Notes, net of discount of $8,898	—	190,902
2013 9 3/4% Senior Unsecured Notes, due September 2021	500,000	500,000
2004 7 1/8% Senior Subordinated Notes, due August 2014	21,156	21,156
2005 6 7/8% Senior Subordinated Notes, due February 2015	9,654	9,654
2012 11 % Senior Subordinated Notes, due September 2018, net of discount of $3,847 and $4,168, respectively	271,343	271,022
Line of Credit	6,539	—
2009 Mohegan Tribe Promissory Note, due September 2014	1,750	3,500
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2016	17,000	18,000
2013 Mohegan Tribe Promissory Note, due December 2018	7,420	7,420
Downs Lodging Credit Facility, due July 2016	45,000	45,000
Other	3,068	468
Long-term debt, excluding capital leases	1,763,599	1,682,312
Less: current portion of long-term debt	(58,174)	(30,719)
Long-term debt, net of current portion	$1,705,425	$1,651,593

Maturities of long-term debt are as follows (in thousands, including current maturities):

Less than 1 year	$58,174
1-3 years	95,862
3-5 years	1,122,241
More than 5 years	501,112
Total	$1,777,389

In November 2013, the Authority completed a series of refinancing transactions relating to its Prior Bank Credit Facilities and 2009 and 2012 Second Lien Senior Secured Notes, including the repayment and termination of the Prior Bank Credit Facilities and the repurchase or redemption of the 2009 and 2012 Second Lien Senior Secured Notes with proceeds from new Senior Secured Credit Facilities (all further discussed below).
The Authority incurred approximately $61.1 million in costs in connection with these refinancing transactions, consisting primarily of consulting, legal and tender and consent fees. Previously deferred debt issuance costs and debt discounts totaling $22.4 million, as well as $39.9 million in new transaction costs were expensed and recorded as a loss on early extinguishment of debt in the accompanying condensed consolidated statement of loss for the six months ended March 31, 2014. New debt issuance costs totaling $11.5 million were capitalized and included in other assets, net, in the accompanying condensed consolidated balance sheet as of March 31, 2014 and will be amortized over the term of the related debt. The remaining $9.7 million in new costs was reflected as debt discount and included in long-term debt, net of current portion, in the accompanying consolidated balance sheet as of March 31, 2014 and will be amortized over the term of the related debt.
Prior Bank Credit Facilities
First Lien, First Out Credit Facility
In March 2012, the Authority entered into a Fourth Amended and Restated Bank Credit Facility providing for a $400.0 million term loan and a revolving loan with letter of credit and borrowing capacity of up to $75.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent (the "Prior Bank Credit Facility"). In November 2013, the Authority repaid and terminated the Prior Bank Credit Facility with proceeds from new Senior

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Secured Credit Facilities (further discussed below). As of September 30, 2013, accrued interest, including commitment fees, on the Prior Bank Credit Facility was $61,000.
First Lien, Second Out Term Loan Facility
In March 2012, the Authority entered into a loan agreement providing for a $225.0 million first lien, second out term loan with Wells Fargo Gaming Capital, LLC serving as Administrative Agent (the "Prior Term Loan Facility" and, together with the Prior Bank Credit Facility, the "Prior Bank Credit Facilities"). In November 2013, the Authority repaid and terminated the Prior Term Loan Facility with proceeds from new Senior Secured Credit Facilities (further discussed below). As of September 30, 2013, accrued interest on the Prior Term Loan Facility was $1.1 million.
Senior Secured Credit Facilities
In November 2013, the Authority entered into a loan agreement among the Authority, the Tribe, the Guarantors as defined below, RBS Citizens, N.A. as Administrative and Collateral Agent and the other lenders and financial institutions party thereto, providing for $955.0 million in aggregate principal amount of senior secured credit facilities (the “Senior Secured Credit Facilities”), comprised of a $100.0 million senior secured revolving credit facility (the “Revolving Facility”), a $125.0 million senior secured term loan A facility (the “Term Loan A Facility”) and a $730.0 million senior secured term loan B facility (the “Term Loan B Facility"). The Senior Secured Credit Facilities mature on June 15, 2018, subject to extension based on the satisfaction of certain conditions to November 19, 2018 (in the case of the Revolving Facility and the Term Loan A Facility) and November 19, 2019 (in the case of the Term Loan B Facility).
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
As of March 31, 2014, amounts outstanding under the Revolving Facility, Term Loan A Facility and Term Loan B Facility totaled $39.0 million, $123.4 million and $728.2 million, respectively. As of March 31, 2014, letters of credit issued under the Revolving Facility totaled $2.9 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Revolving Facility, and after taking into account restrictive financial covenant requirements, the Authority had approximately $51.6 million of borrowing capacity under its Revolving Facility and Line of Credit as of March 31, 2014.
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
As of March 31, 2014, the $39.0 million outstanding under the Revolving Facility was comprised of a $10.0 million base rate loan based on a base rate of 3.25% plus 325 basis points and $29.0 million in Eurodollar rate loans based on a Eurodollar rate of 0.15% plus 425 basis points. The commitment fee was 0.50% as of March 31, 2014. As of March 31, 2014, the $123.4 million outstanding under the Term Loan A Facility was based on a Eurodollar rate of 0.23% plus 425 basis points. As of March 31, 2014, the $728.2 million outstanding under the Term Loan B Facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points. As of March 31, 2014, accrued interest, including commitment fees, on the Senior Secured Credit Facilities was $1.8 million.

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
As of March 31, 2014, the Authority and the Tribe were in compliance with all respective covenant requirements under the Senior Secured Credit Facilities.
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
Senior Secured Notes
2009 11  1/2% Second Lien Senior Secured Notes
In October 2009, the Authority issued $200.0 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.5% per annum (the “2009 Second Lien Notes”). In March 2012, the Authority completed a private exchange offer and consent solicitation pursuant to which an aggregate principal amount of $199.8 million 2009 Second Lien Notes were tendered and exchanged, leaving an aggregate principal amount of $200,000 2009 Second Lien Notes outstanding. The 2009 Second Lien Notes were scheduled to mature on November 1, 2017. The first call date for the 2009 Second Lien Notes was November 1, 2013. In November 2013, the Authority called for redemption all $200,000 of its outstanding 2009 Second Lien Notes. The 2009 Second Lien Notes were redeemed on December 19, 2013. As of September 30, 2013, accrued interest on the 2009 Second Lien Notes was $10,000.
2012 11 ½% Second Lien Senior Secured Notes
In March 2012, the Authority issued $199.8 million Second Lien Senior Secured Notes with fixed interest payable at a rate of 11.5% per annum (the “2012 Second Lien Notes”) in exchange for an equal amount of 2009 Second Lien Notes. The 2012 Second Lien Notes were scheduled to mature on November 1, 2017. Subsequent to November 1, 2014, the Authority was entitled to redeem the 2012 Second Lien Notes, in whole or in part, at a premium decreasing ratably to zero, plus accrued interest. In November 2013, the Authority completed a tender offer and consent solicitation for its outstanding 2012 Second Lien Notes. As part of the tender offer, the Authority solicited and received requisite consents from tendering holders to certain amendments to the indentures governing the 2012 Second Lien Notes, which eliminated certain restrictive covenants under the notes and related indenture. Pursuant to this transaction, the Authority repurchased or redeemed all of its outstanding 2012 Second Lien Notes in the aggregate principal amount of $199.8 million. As of September 30, 2013, accrued interest on the 2012 Second Lien Notes was $9.6 million.
Senior Unsecured Notes
2013 9 3/4% Senior Unsecured Notes
In August 2013, the Authority issued $500.0 million Senior Unsecured Notes with fixed interest payable at a rate of 9.75% per annum (the “2013 Senior Unsecured Notes”). The net proceeds from this transaction, together with borrowings under the Prior

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Bank Credit Facility, were used to repurchase or redeem all of the Authority's then outstanding 2012 10.5% Third Lien Senior Secured Notes, to repurchase $69.0 million of the Authority's outstanding 2012 11.0% Senior Subordinated Notes and to pay related fees and expenses. The 2013 Senior Unsecured Notes mature on September 1, 2021. The Authority may redeem the 2013 Senior Unsecured Notes, in whole or in part, at any time prior to September 1, 2016 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest to the date of redemption. On or after September 1, 2016, the Authority may redeem the 2013 Senior Unsecured Notes, in whole or in part, at specified redemption prices, together with accrued interest to the date of redemption. If the Authority experiences specific kinds of change of control triggering events, the Authority must offer to repurchase the 2013 Senior Unsecured Notes at a price equal to 101% of the principal amount thereof, plus accrued interest to the purchase date. In addition, if the Authority undertakes certain types of asset sales and does not use the related sale proceeds for specified purposes, the Authority may be required to offer to repurchase the 2013 Senior Unsecured Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2013 Senior Unsecured Notes is payable semi-annually on March 1st and September 1st, commencing March 1, 2014. On March 11, 2014, the Authority completed an offer to exchange the 2013 Senior Unsecured Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, with all outstanding notes being exchanged. As of March 31, 2014 and September 30, 2013, accrued interest on the 2013 Senior Unsecured Notes was $4.1 million and $6.2 million, respectively.
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
In March 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2004 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 Senior Subordinated Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 Senior Subordinated Notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million 2004 Senior Subordinated Notes remains outstanding as of March 31, 2014. As of March 31, 2014 and September 30, 2013, accrued interest on the 2004 Senior Subordinated Notes was $188,000.
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
In March 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Subordinated Notes, which eliminated certain covenants

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

under the notes and related indenture. The aggregate principal amount of 2005 Senior Subordinated Notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million 2005 Senior Subordinated Notes remains outstanding as of March 31, 2014. As of March 31, 2014 and September 30, 2013, accrued interest on the 2005 Senior Subordinated Notes was $83,000.
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
In August 2013, the Authority repurchased an aggregate principal amount of $69.0 million 2012 Senior Subordinated Notes. An aggregate principal amount of $275.2 million 2012 Senior Subordinated Notes remains outstanding as of March 31, 2014. As of March 31, 2014 and September 30, 2013, accrued interest on the 2012 Senior Subordinated Notes was $1.3 million.
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
As of March 31, 2014, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and the Authority's liquidity and covenant requirement restrictions, among other factors.
Line of Credit
In November 2013, in connection with the new Senior Secured Credit Facilities, the Authority entered into a new $16.5 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. As of March 31, 2014, $6.5 million was drawn on the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facilities. As of March 31, 2014, the

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Authority was in compliance with all covenant requirements under the Line of Credit. As of March 31, 2014, accrued interest on the Line of Credit was $19,000. As of September 30, 2013, there was no accrued interest on the Line of Credit.
2009 Mohegan Tribe Promissory Note
In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “2009 Mohegan Tribe Promissory Note”) which matures on September 30, 2014. The 2009 Mohegan Tribe Promissory Note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly in the amount of $1.2 million, commencing December 31, 2013 and continuing through June 30, 2014, with the balance of accrued and unpaid interest due at maturity. Principal outstanding under the 2009 Mohegan Tribe Promissory Note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 and continuing through September 30, 2013 and (ii) $875,000 per quarter, commencing December 31, 2013. As of March 31, 2014 and September 30, 2013, accrued interest on the Mohegan Tribe Promissory Note was $2.4 million and $4.7 million, respectively.
2012 Mohegan Tribe Minor's Trust Promissory Note
In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan (the “2012 Mohegan Tribe Minor's Trust Promissory Note”). The 2012 Mohegan Tribe Minor's Trust Promissory Note matures on March 31, 2016. The 2012 Mohegan Tribe Minor's Trust Promissory Note accrues interest at an annual rate of 10.0%. Accrued interest is payable quarterly. Principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 and continuing through September 30, 2014 and (ii) $1.5 million per quarter, commencing December 31, 2014 and continuing to maturity. As of March 31, 2014 and September 30, 2013, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $5,000.
2013 Mohegan Tribe Promissory Note
In March 2013, MG&H purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a promissory note in the principal amount of $7.4 million (the “2013 Mohegan Tribe Promissory Note”). The 2013 Mohegan Tribe Promissory Note matures on December 31, 2018. The 2013 Mohegan Tribe Promissory Note accrues interest at an annual rate of 4.0% payable quarterly. As of March 31, 2014 and September 30, 2013, accrued interest on the 2013 Mohegan Tribe Promissory Note was $1,000.
Downs Lodging Credit Facility
In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary of the Authority, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender (the “Downs Lodging Credit Facility”). The proceeds from the Downs Lodging Credit Facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun at Pocono Downs. The Downs Lodging Credit Facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging Credit Facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging Credit Facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging Credit Facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of March 31, 2014, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging Credit Facility. As of March 31, 2014, accrued interest on the Downs Lodging Credit Facility was $375,000. As of September 30, 2013, there was no accrued interest on the Downs Lodging Credit Facility.

NOTE 4—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $10.0 million for each of the three months ended March 31, 2014 and 2013 and $20.0 million for each of the six months ended March 31, 2014 and 2013.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services totaling $7.3 million and $7.0 million for the three months ended March 31, 2014 and 2013, respectively, and $14.3 million and $14.0 million for the six months ended March 31, 2014 and 2013, respectively.
The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $6.3 million and $4.9 million for the three months ended March 31, 2014 and 2013, respectively, and $10.8 million and $9.0 million for the six months ended March 31, 2014 and 2013, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The Authority incurred interest expense associated with borrowings from the Mohegan Tribe totaling $569,000 and $728,000 for the three months ended March 31, 2014 and 2013, respectively, and $1.2 million and $1.5 million for the six months ended March 31, 2014 and 2013, respectively.
As of March 31, 2014 and September 30, 2013, outstanding payables to the Tribe totaled $1.3 million and $808,000, respectively, and were included in "Current liabilities - Due to Mohegan Tribe" in the accompanying condensed consolidated balance sheets.

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
The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $34.7 million and $37.8 million for the three months ended March 31, 2014 and 2013, respectively, and $71.0 million and $74.9 million for the six months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and September 30, 2013, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $13.0 million and $12.7 million, respectively.
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

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $30.6 million and $31.0 million for the three months ended March 31, 2014 and 2013, respectively, and $60.4 million and $61.2 million for the six months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and September 30, 2013, outstanding Pennsylvania Slot Machine Tax payments totaled $2.8 million and $5.5 million, respectively.

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
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.5 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively, and $3.0 million and $2.9 million for the six months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and September 30, 2013, outstanding Pennsylvania Table Game Tax payments totaled $165,000 and $127,000, respectively.
Pennsylvania Regulatory Fee
Slot machine licensees in the Commonwealth of Pennsylvania are required to reimburse state gaming regulatory agencies for various administrative and operating expenses (“Pennsylvania Regulatory Fee”) at a rate of 1.5% of gross revenues from slot machines and table games.
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $1.2 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively, and $2.3 million and $2.5 million for the six months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and September 30, 2013, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $151,000 and $132,000, respectively.
Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which also are to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 12 of the 14 authorized gaming facilities have commenced operations. As of March 31, 2014, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee.
The Authority reflected expenses associated with this repayment schedule totaling $160,000 and $161,000 for the three months ended March 31, 2014 and 2013, respectively, and $320,000 and $324,000 for the six months ended March 31, 2014 and 2013, respectively.
Horsemen’s Agreement
Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2014. As of March 31, 2014 and September 30, 2013, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $6.5 million and $7.8 million, respectively.
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

The Authority reflected payments associated with the Priority Distribution Agreement totaling $4.9 million for each of the three months ended March 31, 2014 and 2013 and $9.7 million and $9.6 million for the six months ended March 31, 2014 and 2013, respectively.
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
As of March 31, 2014 and September 30, 2013, the carrying amount of the relinquishment liability was $50.2 million and $74.4 million, respectively. The decrease in the relinquishment liability during the six months ended March 31, 2014 was due to $25.3 million in relinquishment payments. This reduction in the liability was offset by $1.1 million representing the accretion of discount to the relinquishment liability.
Relinquishment payments consisted of the following (in millions):

	For the Six Months Ended
	March 31, 2014	March 31, 2013
Principal	$23.5	$22.4
Accretion of discount	1.8	3.3
Total	$25.3	$25.7

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of March 31, 2014 and September 30, 2013, relinquishment payments earned but unpaid were $11.9 million and $13.3 million, respectively.

NOTE 7—SEGMENT REPORTING:
As of March 31, 2014, the Authority owns and operates, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise, and the Mohegan Sun Golf Club (collectively, the “Connecticut Facilities”), and the Pennsylvania Facilities. Substantially all of the Authority's revenues are derived from these operations. The Connecticut Sun franchise and the Mohegan Sun Golf Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Authority has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania Facilities. The Authority's operations related to investments in unconsolidated affiliates and certain other corporate and management operations have not been identified as separate reportable segments, therefore, these operations are included in corporate and other in the following segment disclosures to reconcile to consolidated results.

	For the Three Months Ended		For the Six Months Ended
(in thousands)	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Net revenues:
Mohegan Sun	$243,478	$252,682	$485,411	$505,872
Mohegan Sun at Pocono Downs	72,986	72,639	143,669	143,927
Corporate and other	1,492	374	2,231	651
Inter-segment revenues	(1,273)	—	(1,805)	—
Total	$316,683	$325,695	$629,506	$650,450
Income (loss) from operations:
Mohegan Sun	$45,728	$53,132	$80,371	$101,258
Mohegan Sun at Pocono Downs	9,042	10,448	16,619	20,006
Corporate and other	(9,687)	(7,614)	(18,634)	(13,099)
Total	45,083	55,966	78,356	108,165
Accretion of discount to the relinquishment liability	(551)	(1,244)	(1,102)	(2,487)
Interest income	1,602	1,431	3,246	2,888
Interest expense, net of capitalized interest	(36,297)	(42,560)	(75,266)	(85,834)
Loss on early extinguishment of debt	(192)	(395)	(62,275)	(403)
Other expense, net	(174)	(840)	(878)	(1,785)
Net income (loss)	9,471	12,358	(57,919)	20,544
Loss attributable to non-controlling interests	155	1,707	291	2,621
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$9,626	$14,065	$(57,628)	$23,165

	For the Six Months Ended
	March 31, 2014	March 31, 2013
Capital expenditures incurred:
Mohegan Sun	$8,218	$8,566
Mohegan Sun at Pocono Downs	1,994	2,546
Corporate and other	8,949	13,490
Total	$19,161	$24,602

	March 31, 2014	September 30, 2013
Total assets:
Mohegan Sun	$1,406,329	$1,425,152
Mohegan Sun at Pocono Downs	562,041	558,700
Corporate and other	139,264	152,298
Total	$2,107,634	$2,136,150

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 8—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:
As of March 31, 2014, substantially all of the Authority's outstanding debt is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. Separate financial statements and other disclosures concerning the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 7 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor subsidiaries and entities as of March 31, 2014 and September 30, 2013 and for the three months and six months ended March 31, 2014 and 2013 is as follows (in thousands):

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$39,693	$19,206	$982	$—	$59,881
Restricted cash	43	1,216	—	—	1,259
Receivables, net	27,219	1,972	876	(422)	29,645
Inventories	13,945	1,500	—	—	15,445
Other current assets	18,837	1,545	5,026	—	25,408
Total current assets	99,737	25,439	6,884	(422)	131,638
Non-current assets:
Property and equipment, net	1,168,964	227,418	59,118	—	1,455,500
Goodwill	—	39,459	—	—	39,459
Other intangible assets, net	120,451	284,862	—	—	405,313
Other assets, net	32,083	3,911	46,498	(6,768)	75,724
Intercompany receivables	256,799	54,635	1,726	(313,160)	—
Investment in subsidiaries	313,679	—	—	(313,679)	—
Total assets	$1,991,713	$635,724	$114,226	$(634,029)	$2,107,634
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$51,982	$—	$442	$—	$52,424
Current portion of relinquishment liability	50,216	—	—	—	50,216
Due to Mohegan Tribe	1,338	—	5,750	—	7,088
Current portion of capital leases	1,567	76	—	(76)	1,567
Trade payables	8,541	2,250	21	—	10,812
Construction payables	2,436	125	2,538	—	5,099
Accrued interest payable	7,467	—	2,808	—	10,275
Other current liabilities	100,781	29,437	4,991	(346)	134,863
Total current liabilities	224,328	31,888	16,550	(422)	272,344
Non-current liabilities:
Long-term debt, net of current portion	1,640,005	—	45,000	—	1,685,005
Relinquishment liability, net of current portion	—	—	—	—	—
Due to Mohegan Tribe, net of current portion	—	—	20,420	—	20,420
Capital leases, net of current portion	2,745	6,562	—	(6,562)	2,745
Other long-term liabilities	2,711	—	2,943	—	5,654
Intercompany payables	—	256,459	56,701	(313,160)	—
Accumulated losses in excess of investment in subsidiaries	—	19,249	—	(19,249)	—
Total liabilities	1,869,789	314,158	141,614	(339,393)	1,986,168
Capital:
Retained earnings	121,924	321,566	(27,388)	(294,494)	121,608
Mohegan Tribal Gaming Authority capital	121,924	321,566	(27,388)	(294,494)	121,608
Non-controlling interests	—	—	—	(142)	(142)
Total capital	121,924	321,566	(27,388)	(294,636)	121,466
Total liabilities and capital	$1,991,713	$635,724	$114,226	$(634,029)	$2,107,634
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
(1)   Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)

	For the Three Months Ended March 31, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$210,530	$67,870	$—	$—	$278,400
Food and beverage	15,445	7,168	—	—	22,613
Hotel	10,764	1,147	—	—	11,911
Retail, entertainment and other	23,688	2,099	1,504	(1,273)	26,018
Gross revenues	260,427	78,284	1,504	(1,273)	338,942
Less-Promotional allowances	(16,960)	(5,292)	(6)	(1)	(22,259)
Net revenues	243,467	72,992	1,498	(1,274)	316,683
Operating costs and expenses:
Gaming	116,506	49,233	—	—	165,739
Food and beverage	8,735	2,014	—	—	10,749
Hotel	3,969	1,318	—	(1,213)	4,074
Retail, entertainment and other	10,256	1,097	—	(1)	11,352
Advertising, general and administrative	39,815	8,073	7,856	(7,875)	47,869
Corporate	3,045	—	—	7,815	10,860
Depreciation and amortization	17,162	3,477	240	—	20,879
Loss on disposition of assets	52	1	—	—	53
Pre-opening	—	25	—	—	25
Total operating costs and expenses	199,540	65,238	8,096	(1,274)	271,600
Income (loss) from operations	43,927	7,754	(6,598)	—	45,083
Other income (expense):
Accretion of discount to the relinquishment liability	(551)	—	—	—	(551)
Interest income	20	1,113	1,688	(1,219)	1,602
Interest expense, net of capitalized interest	(23,293)	(10,888)	(3,335)	1,219	(36,297)
Loss on early extinguishment of debt	(192)	—	—	—	(192)
Loss on interests in subsidiaries	(10,402)	(7,110)	—	17,512	—
Other (income) expense, net	117	—	(291)	—	(174)
Total other expense	(34,301)	(16,885)	(1,938)	17,512	(35,612)
Net income (loss)	9,626	(9,131)	(8,536)	17,512	9,471
Loss attributable to non-controlling interests	—	—	—	155	155
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$9,626	$(9,131)	$(8,536)	$17,667	$9,626
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Three Months Ended March 31, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$252,831	$72,497	$428	$(61)	$325,695
Operating costs and expenses:
Gaming and other operations	140,736	52,207	—	(1)	192,942
Advertising, general and administrative	44,532	7,687	4,448	(60)	56,607
Depreciation and amortization	16,631	3,320	—	—	19,951
Severance	33	124	—	—	157
Pre-opening	—	72	—	—	72
Total operating costs and expenses	201,932	63,410	4,448	(61)	269,729
Income (loss) from operations	50,899	9,087	(4,020)	—	55,966
Accretion of discount to the relinquishment liability	(1,244)	—	—	—	(1,244)
Interest expense, net of capitalized interest	(29,489)	(11,043)	(2,505)	477	(42,560)
Loss on early extinguishment of debt	(395)	—	—	—	(395)
Loss on interests in subsidiaries	(5,737)	(1,843)	—	7,580	—
Other income, net	31	483	554	(477)	591
Net income (loss)	14,065	(3,316)	(5,971)	7,580	12,358
Loss attributable to non-controlling interests	—	—	—	1,707	1,707
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$14,065	$(3,316)	$(5,971)	$9,287	$14,065
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Six Months Ended March 31, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$419,004	$134,149	$—	$—	$553,153
Food and beverage	31,369	13,963	—	—	45,332
Hotel	21,015	1,588	—	—	22,603
Retail, entertainment and other	50,947	4,125	2,256	(1,805)	55,523
Gross revenues	522,335	153,825	2,256	(1,805)	676,611
Less-Promotional allowances	(37,227)	(9,867)	(9)	(2)	(47,105)
Net revenues	485,108	143,958	2,247	(1,807)	629,506
Operating costs and expenses:
Gaming	244,622	97,419	—	—	342,041
Food and beverage	16,739	4,109	—	—	20,848
Hotel	7,626	1,853	—	(1,685)	7,794
Retail, entertainment and other	22,188	1,942	—	(2)	24,128
Advertising, general and administrative	78,318	16,531	13,901	(13,939)	94,811
Corporate	6,473	—	—	13,819	20,292
Depreciation and amortization	32,694	6,898	405	—	39,997
Loss on disposition of assets	51	1	—	—	52
Pre-opening	—	1,187	—	—	1,187
Total operating costs and expenses	408,711	129,940	14,306	(1,807)	551,150
Income (loss) from operations	76,397	14,018	(12,059)	—	78,356
Other income (expense):
Accretion of discount to the relinquishment liability	(1,102)	—	—	—	(1,102)
Interest income	45	2,097	3,337	(2,233)	3,246
Interest expense, net of capitalized interest	(49,289)	(22,205)	(6,005)	2,233	(75,266)
Loss on early extinguishment of debt	(62,275)	—	—	—	(62,275)
Loss on interests in subsidiaries	(21,519)	(12,417)	—	33,936	—
Other income (expense), net	115	—	(993)	—	(878)
Total other expense	(134,025)	(32,525)	(3,661)	33,936	(136,275)
Net income (loss)	(57,628)	(18,507)	(15,720)	33,936	(57,919)
Loss attributable to non-controlling interests	—	—	—	291	291
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$(57,628)	$(18,507)	$(15,720)	$34,227	$(57,628)
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Six Months Ended March 31, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$505,581	$144,453	$781	$(365)	$650,450
Operating costs and expenses:
Gaming and other operations	288,349	104,959	—	(245)	393,063
Advertising, general and administrative	86,715	15,238	7,091	(120)	108,924
Depreciation and amortization	33,486	6,629	—	—	40,115
Loss on disposition of assets	133	—	—	—	133
Severance	(146)	124	—	—	(22)
Pre-opening	—	72	—	—	72
Total operating costs and expenses	408,537	127,022	7,091	(365)	542,285
Income (loss) from operations	97,044	17,431	(6,310)	—	108,165
Accretion of discount to the relinquishment liability	(2,487)	—	—	—	(2,487)
Interest expense, net of capitalized interest	(59,604)	(21,907)	(5,166)	843	(85,834)
Loss on early extinguishment of debt	(403)	—	—	—	(403)
Loss on interests in subsidiaries	(11,487)	(2,722)	—	14,209	—
Other income, net	102	853	991	(843)	1,103
Net income (loss)	23,165	(6,345)	(10,485)	14,209	20,544
Loss attributable to non-controlling interests	—	—	—	2,621	2,621
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$23,165	$(6,345)	$(10,485)	$16,830	$23,165
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net loss	$(57,628)	$(18,507)	$(15,720)	$33,936	$(57,919)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	32,694	6,898	405	—	39,997
Accretion of discount to the relinquishment liability	1,102	—	—	—	1,102
Cash paid for accretion of discount to the relinquishment liability	(1,794)	—	—	—	(1,794)
Loss on early extinguishment of debt	58,479	—	—	—	58,479
Payments of tender offer costs and discounts	(48,155)	—	—	—	(48,155)
Amortization of debt issuance costs and accretion of bond discounts	4,142	—	159	—	4,301
Provision for losses on receivables	237	119	1,266	—	1,622
Loss on disposition of assets	51	1	—	—	52
(Gain) loss from unconsolidated affiliates	(129)	—	983	—	854
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(4,274)	626	(563)	348	(3,863)
Increase in inventories	(1,017)	(438)	—	—	(1,455)
Increase in other assets	(1,182)	(374)	(3,620)	(30)	(5,206)
Increase (decrease) in trade payables	(360)	637	10	—	287
Decrease in accrued interest	(11,149)	—	(1,872)	—	(13,021)
Increase in other liabilities	8,826	366	4,834	(346)	13,680
Intercompany transactions	(617)	32,389	2,160	(33,932)	—
Net cash flows provided by (used in) operating activities	(20,774)	21,717	(11,958)	(24)	(11,039)
Cash flows used in investing activities:
Purchases of property and equipment, net of change in construction payables	(9,600)	(2,671)	(10,074)	—	(22,345)
Issuance of third-party loans and advances	—	—	(1,026)	—	(1,026)
Payments received on third-party loans	569	—	—	—	569
(Increase) decrease in restricted cash, net	46	(11)	12,043	—	12,078
Proceeds from asset sales	36	—	—	—	36
Payment of escrow deposit	—	—	(3,356)	—	(3,356)
Investments in unconsolidated affiliates	—	—	(29)	—	(29)
Intercompany transactions	1,211	(15,416)	—	14,205	—
Net cash flows used in investing activities	(7,738)	(18,098)	(2,442)	14,205	(14,073)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility repayments - Term	(393,000)	—	—	—	(393,000)
Prior Term Loan Facility repayments, net of discount	(222,103)	—	—	—	(222,103)
Senior Secured Credit Facility borrowings - Revolving	130,000	—	—	—	130,000
Senior Secured Credit Facility repayments - Revolving	(91,000)	—	—	—	(91,000)
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	124,343	—	—	—	124,343
Senior Secured Credit Facility repayments - Term Loan A	(1,563)	—	—	—	(1,563)
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	720,952	—	—	—	720,952
Senior Secured Credit Facility repayments - Term Loan B	(1,825)	—	—	—	(1,825)
Line of Credit borrowings	156,992	—	—	—	156,992
Line of Credit repayments	(150,453)	—	—	—	(150,453)
Repayments to Mohegan Tribe	—	—	(2,750)	—	(2,750)
Repayments of other long-term debt	(190,984)	—	(26)	—	(191,010)

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Principal portion of relinquishment liability payments	(23,457)	—	—	—	(23,457)
Distributions to Mohegan Tribe	(20,000)	—	—	—	(20,000)
Payments of financing fees	(12,629)	—	—	—	(12,629)
Payments on capital lease obligations	(1,128)	(24)	—	24	(1,128)
Intercompany transactions	—	(3,044)	17,249	(14,205)	—
Net cash flows provided by (used in) financing activities	24,145	(3,068)	14,473	(14,181)	21,369
Net increase (decrease) in cash and cash equivalents	(4,367)	551	73	—	(3,743)
Cash and cash equivalents at beginning of period	44,060	18,655	909	—	63,624
Cash and cash equivalents at end of period	$39,693	$19,206	$982	$—	$59,881
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Six Months Ended March 31, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$41,359	$24,740	$(5,111)	$—	$60,988
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of change in construction payables	(10,703)	(2,616)	(8,956)	—	(22,275)
Decrease in restricted cash, net	—	63	10,619	—	10,682
Investments in unconsolidated affiliates	—	—	(4,932)	—	(4,932)
Other cash flows provided by (used in) investing activities	31,728	(9,011)	(937)	(22,500)	(720)
Net cash flows provided by (used in) investing activities	21,025	(11,564)	(4,206)	(22,500)	(17,245)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings - Revolving	3,000	—	—	—	3,000
Prior Bank Credit Facility repayments - Revolving	(3,000)	—	—	—	(3,000)
Prior Bank Credit Facility repayments - Term	(2,000)	—	—	—	(2,000)
Repayments to Mohegan Tribe	—	—	(4,974)	—	(4,974)
Repayments of other long-term debt	(15,775)	—	(17)	—	(15,792)
Principal portion of relinquishment liability payments	(22,429)	—	—	—	(22,429)
Distributions to Mohegan Tribe	(20,000)	—	—	—	(20,000)
Payments of financing fees	(3,041)	—	(200)	—	(3,241)
Other cash flows provided by (used in) financing activities	(26,555)	(13,489)	15,243	22,500	(2,301)
Net cash flows provided by (used in) financing activities	(89,800)	(13,489)	10,052	22,500	(70,737)
Net increase (decrease) in cash and cash equivalents	(27,416)	(313)	735	—	(26,994)
Cash and cash equivalents at beginning of period	91,836	21,757	491	—	114,084
Cash and cash equivalents at end of period	$64,420	$21,444	$1,226	$—	$87,090
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

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
Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:
Casino of the Earth
As of March 31, 2014, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 2,860 slot machines and 160 table games, including blackjack, roulette and craps;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

•
food and beverage amenities, including: Seasons Buffet, a 784-seat multi-station buffet with live cooking stations, a Hong Kong-style food outlet offering authentic Southeast Asian cuisine, Bobby Flay's Bobby's Burger Palace, Bow & Arrow Sports Bar and multiple service bars, all operated by us, as well as Ballo Italian Restaurant & Social Club, Frank Pepe Pizzeria Napoletana, Hash House a Go Go and Fidelia's Market, an approximately 290-seat multi-station food court, operated by third-parties, for a total restaurant seating of approximately 2,125;

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars; and

•	the Wolf Den, an approximately 10,000-square-foot, 400-seat lounge featuring live entertainment seven days a week.
Casino of the Sky
As of March 31, 2014, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,045 slot machines and 105 table games, including blackjack, roulette and craps;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, a 24-hour coffee shop and three lounges and bars, all operated by us, as well as five full-service restaurants, three quick-service restaurants and a multi-station food court operated by third-parties, for a total restaurant seating of approximately 2,295;

•	The Shops at Mohegan Sun containing 32 retail shops, six of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret theatre;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Landsdowne Irish Pub and Music House, Avalon Nightclub and Vista Lounge, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.
Casino of the Wind
As of March 31, 2014, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 545 slot machines, 25 table games, including blackjack, roulette and craps, and a 42-table themed poker room;

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
Mohegan Sun Golf Club
Through Mohegan Golf, LLC, or Mohegan Golf, we own and operate the Mohegan Sun Golf Club, a private 18-hole championship golf course, restaurant and bar located in Sprague and Franklin, Connecticut.
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
Mohegan Sun at Pocono Downs currently operates in an approximately 400,000-square-foot facility, which includes the following as of March 31, 2014:

•	approximately 82,000 square feet of gaming space;

•	approximately 2,330 slot machines, 69 table games, including blackjack, roulette and craps, and an 18-table poker room;

•	live harness racing and simulcast and off-track wagering;

•	a 238-room hotel;

•	approximately 20,000 square feet of convention space;

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

•	four retail shops, one of which we own, offering products ranging from Mohegan Sun at Pocono Downs logo souvenirs to fine apparel; and

•	three bars/lounges: Sunburst Bar, featured in the center of the gaming floor, Breakers Night Club and Pearl Sushi Bar.
Project Sunlight
Project Sunlight, a $50 million hotel expansion project located adjacent to the Mohegan Sun at Pocono Downs casino, opened to the public on November 15, 2013. This expansion includes a 238-room hotel and an approximately 20,000-square-foot convention center. The hotel is comprised of a combination of standard guest rooms and suites and features rooms with exclusive views of the race track, as well as a fitness center and an indoor pool and spa. A new porte-cochere also was added for additional guest convenience. The convention center is located adjacent to the hotel and can accommodate a number of different sized groups, including up to 800 for seated banquets. This space also can be converted into a 1,500-seat concert venue.
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

Results of Operations
Summary Operating Results
As of March 31, 2014, we own and operate, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise, and the Mohegan Sun Golf Club, or collectively, the Connecticut facilities, and the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise and the Mohegan Sun Golf Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania facilities.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$243,478	$252,682	$(9,204)	(3.6)%	$485,411	$505,872	$(20,461)	(4.0)%
Mohegan Sun at Pocono Downs	72,986	72,639	347	0.5%	143,669	143,927	(258)	(0.2)%
Corporate and other	1,492	374	1,118	298.9%	2,231	651	1,580	242.7%
Inter-segment revenues	(1,273)	—	(1,273)	100.0%	(1,805)	—	(1,805)	100.0%
Total	$316,683	$325,695	$(9,012)	(2.8)%	$629,506	$650,450	$(20,944)	(3.2)%
Income (loss) from operations:
Mohegan Sun	$45,728	$53,132	$(7,404)	(13.9)%	$80,371	$101,258	$(20,887)	(20.6)%
Mohegan Sun at Pocono Downs	9,042	10,448	(1,406)	(13.5)%	16,619	20,006	(3,387)	(16.9)%
Corporate and other	(9,687)	(7,614)	(2,073)	27.2%	(18,634)	(13,099)	(5,535)	42.3%
Total	$45,083	$55,966	$(10,883)	(19.4)%	$78,356	$108,165	$(29,809)	(27.6)%
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$9,626	$14,065	$(4,439)	(31.6)%	$(57,628)	$23,165	$(80,793)	(348.8)%
Operating margin:
Mohegan Sun	18.8%	21.0%	(2.2)%	(10.5)%	16.6%	20.0%	(3.4)%	(17.0)%
Mohegan Sun at Pocono Downs	12.4%	14.4%	(2.0)%	(13.9)%	11.6%	13.9%	(2.3)%	(16.5)%
Total	14.2%	17.2%	(3.0)%	(17.4)%	12.4%	16.6%	(4.2)%	(25.3)%

The most significant factors and trends that we believe impacted our operating and financial performance were as follows:

•	unfavorable weather conditions;

•	a prolonged sluggish regional economic environment and its related impact on consumer discretionary spending;

•	a more competitive gaming market;

•	higher Corporate expenses;

•	lower table games hold percentage;

•	the November 2013 opening of hotel operations at Mohegan Sun at Pocono Downs;

•	continued changes in operations designed to improve profitability;

•	continued focus on managing expenses and enhancing operating efficiencies;

•	lower interest expense; and

•	a $62.3 million non-operating loss on early extinguishment of debt.
Net revenues for the three months and six months ended March 31, 2014 compared to the same periods in the prior year declined primarily as a result of lower gaming revenues at both Mohegan Sun and Mohegan Sun at Pocono Downs.

Income from operations for the three months and six months ended March 31, 2014 compared to the same periods in the prior year decreased primarily due to the reductions in net revenues, combined with higher Corporate expenses.
Net income attributable to the Authority for the three months ended March 31, 2014 compared to the same period in the prior year declined primarily as a result of the reduction in income from operations, partially offset by lower interest expense driven by our August and November 2013 refinancing transactions. Net income attributable to the Authority for the six months ended March 31, 2014 compared to the same period in the prior year declined primarily due to the loss on early extinguishment of debt, combined with the reduction in income from operations. These results were partially offset by lower interest expense.
Mohegan Sun
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Gaming	$210,530	$222,845	$(12,315)	(5.5)%	$419,004	$445,119	$(26,115)	(5.9)%
Food and beverage	15,449	14,009	1,440	10.3%	31,430	28,947	2,483	8.6%
Hotel	10,764	10,101	663	6.6%	21,015	20,045	970	4.8%
Retail, entertainment and other	23,682	22,706	976	4.3%	51,165	47,522	3,643	7.7%
Total	$260,425	$269,661	$(9,236)	(3.4)%	$522,614	$541,633	$(19,019)	(3.5)%
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013
Gaming	80.9%	82.6%	80.2%	82.2%
Food and beverage	5.9%	5.2%	6.0%	5.3%
Hotel	4.1%	3.8%	4.0%	3.7%
Retail, entertainment and other	9.1%	8.4%	9.8%	8.8%
Total	100.0%	100.0%	100.0%	100.0%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Slots:
Handle	$1,693,935	$1,823,977	$(130,042)	(7.1)%	$3,484,765	$3,608,981	$(124,216)	(3.4)%
Gross revenues	$138,918	$151,172	$(12,254)	(8.1)%	$283,081	$299,650	$(16,569)	(5.5)%
Net revenues	$134,439	$144,979	$(10,540)	(7.3)%	$273,365	$287,635	$(14,270)	(5.0)%
Free promotional slot plays (1)	$14,878	$14,975	$(97)	(0.6)%	$30,837	$28,795	$2,042	7.1%
Weighted average number of machines (in units)	5,473	5,541	(68)	(1.2)%	5,501	5,575	(74)	(1.3)%
Hold percentage (gross)	8.2%	8.3%	(0.1)%	(1.2)%	8.1%	8.3%	(0.2)%	(2.4)%
Win per unit per day (gross) (in dollars)	$282	$303	$(21)	(6.9)%	$283	$295	$(12)	(4.1)%
Table games:
Drop	$444,941	$437,835	$7,106	1.6%	$940,663	$901,449	$39,214	4.4%
Revenues	$72,137	$73,846	$(1,709)	(2.3)%	$137,870	$149,397	$(11,527)	(7.7)%
Weighted average number of games (in units)	289	286	3	1.0%	287	286	1	0.3%
Hold percentage (2)	16.2%	16.9%	(0.7)%	(4.1)%	14.7%	16.6%	(1.9)%	(11.4)%
Win per unit per day (in dollars)	$2,770	$2,872	$(102)	(3.6)%	$2,643	$2,868	$(225)	(7.8)%
Poker:
Revenues	$2,634	$2,574	$60	2.3%	$5,105	$5,145	$(40)	(0.8)%
Weighted average number of tables (in units)	42	42	—	—	42	42	—	—
Revenue per unit per day (in dollars)	$697	$681	$16	2.3%	$670	$673	$(3)	(0.4)%

_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months and six months ended March 31, 2014 compared to the same periods in the prior year declined primarily as a result of lower slot revenues which we believe was primarily driven by unfavorable weather conditions, a prolonged sluggish regional economic environment and a more competitive gaming market. The declines in gaming revenues also reflected lower table game revenues due to lower table games hold percentage.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Meals served	705	634	71	11.2%	1,443	1,339	104	7.8%
Average price per meal served (in dollars)	$16.14	$16.31	$(0.17)	(1.0)%	$16.18	$16.20	$(0.02)	(0.1)%

Food and beverage revenues for the three months and six months ended March 31, 2014 compared to the same periods in the prior year increased primarily due to the increases in meals served. The increases in meals served reflected changes in our promotional programs designed to improve profitability.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Rooms occupied	103	102	1	1.0%	207	206	1	0.5%
Occupancy rate	97.5%	96.7%	0.8%	0.8%	96.7%	96.4%	0.3%	0.3%
Average daily room rate (in dollars)	$98	$94	$4	4.3%	$97	$93	$4	4.3%
Revenue per available room (in dollars)	$96	$91	$5	5.5%	$94	$90	$4	4.4%

Hotel revenues for the three months and six months ended March 31, 2014 compared to the same periods in the prior year increased primarily as a result of increases in hotel occupancy by higher paying transient and group guests.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Arena events (in events)	24	19	5	26.3%	49	45	4	8.9%
Arena tickets	153	113	40	35.4%	306	277	29	10.5%
Average price per arena ticket (in dollars)	$49.56	$54.24	$(4.68)	(8.6)%	$58.13	$52.89	$5.24	9.9%

Retail, entertainment and other revenues for the three months and six months ended March 31, 2014 compared to the same periods in the prior year increased primarily due to higher entertainment revenues resulting from the increases in the number of shows held at the Mohegan Sun Arena. Entertainment revenues for the six months ended March 31, 2014 also benefited from shows with higher average price per arena ticket.

Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Food and beverage	$5,747	$5,046	$701	13.9%	$12,585	$10,444	$2,141	20.5%
Hotel	3,177	3,389	(212)	(6.3)%	6,535	6,933	(398)	(5.7)%
Retail, entertainment and other	8,023	8,544	(521)	(6.1)%	18,083	18,384	(301)	(1.6)%
Total	$16,947	$16,979	$(32)	(0.2)%	$37,203	$35,761	$1,442	4.0%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Food and beverage	$5,885	$5,311	$574	10.8%	$12,575	$10,649	$1,926	18.1%
Hotel	1,648	1,773	(125)	(7.1)%	3,409	3,626	(217)	(6.0)%
Retail, entertainment and other	7,680	8,319	(639)	(7.7)%	16,844	17,696	(852)	(4.8)%
Total	$15,213	$15,403	$(190)	(1.2)%	$32,828	$31,971	$857	2.7%

Promotional allowances for the three months ended March 31, 2014 compared to the same period in the prior year declined primarily as a result of lower retail promotional allowances, partially offset by higher food and beverage promotional allowances, both driven by changes in our promotional programs designed to improve profitability. Promotional allowances for the six months ended March 31, 2014 compared to the same period in the prior year increased primarily due to higher food and beverage promotional allowances, partially offset by lower hotel promotional allowances.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Gaming	$116,506	$120,313	$(3,807)	(3.2)%	$244,622	$246,528	$(1,906)	(0.8)%
Food and beverage	8,764	8,312	452	5.4%	16,836	16,997	(161)	(0.9)%
Hotel	3,969	3,538	431	12.2%	7,626	6,931	695	10.0%
Retail, entertainment and other	10,655	8,877	1,778	20.0%	23,098	18,897	4,201	22.2%
Advertising, general and administrative	40,321	41,538	(1,217)	(2.9)%	79,486	81,162	(1,676)	(2.1)%
Depreciation and amortization	17,483	16,939	544	3.2%	33,321	34,112	(791)	(2.3)%
Loss on disposition of assets	52	—	52	100.0%	51	133	(82)	(61.7)%
Severance	—	33	(33)	(100.0)%	—	(146)	146	(100.0)%
Total	$197,750	$199,550	$(1,800)	(0.9)%	$405,040	$404,614	$426	0.1%

Gaming costs and expenses for the three months and six months ended March 31, 2014 compared to the same periods in the prior year declined primarily as a result of lower combined slot win and free promotional slot play contribution expenses commensurate with the declines in slot revenues, partially offset by higher casino marketing and promotional expenses. Gaming costs and expenses for the six months ended March 31, 2014 also reflected higher costs related to coupon redemptions at Mohegan Sun-owned facilities and third-party outlets. Expenses associated with the combined slot win and free promotional slot play contributions totaled $34.7 million and $71.0 million for the three months and six months ended March 31, 2014, respectively, and $37.8 million and $74.9 million for the three months and six months ended March 31, 2013, respectively. Gaming costs and expenses as a percentage of gaming revenues were 55.3% and 58.4% for the three months and six months ended March 31, 2014, respectively, and 54.0% and 55.4% for the three months and six months ended March 31, 2013, respectively.
Food and beverage costs and expenses for the three months ended March 31, 2014 compared to the same period in the prior year increased primarily due to higher cost of goods sold commensurate with the increase in food and beverage revenues, partially offset by increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses. Food and beverage costs and expenses for the six months ended March 31, 2014 compared to the same period in the prior year declined primarily due to increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses, partially offset by higher cost of goods sold commensurate with the increase in food and beverage revenues.
Hotel costs and expenses for the three months and six months ended March 31, 2014 compared to the same periods in the prior year increased primarily as a result of higher payroll costs, combined with decreased use of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the three months and six months ended March 31, 2014 compared to the same periods in the prior year increased primarily due to higher arena expenses commensurate with the increases in the number of events held at the Mohegan Sun Arena. The increases in retail, entertainment and other costs and expenses also reflected decreased use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs being allocated to gaming costs and expenses. The increase in retail, entertainment and other costs and expenses for the six months ended March 31, 2014 also resulted from higher direct entertainment costs.
Advertising, general and administrative costs and expenses for the three months and six months ended March 31, 2014 compared to the same periods in the prior year declined primarily as a result of reductions in payroll and insurance costs, as well as expenses associated with services provided by the State of Connecticut. These results were partially offset by higher utility costs.
Mohegan Sun at Pocono Downs
Gross Revenues
Gross revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Gaming	$67,870	$68,566	$(696)	(1.0)%	$134,149	$135,901	$(1,752)	(1.3)%
Food and beverage	7,164	6,006	1,158	19.3%	13,902	12,057	1,845	15.3%
Hotel (1)	1,147	—	1,147	100.0%	1,588	—	1,588	100.0%
Retail, entertainment and other	2,097	2,019	78	3.9%	3,888	3,958	(70)	(1.8)%
Total	$78,278	$76,591	$1,687	2.2%	$153,527	$151,916	$1,611	1.1%
 ___________

(1)	Hotel operations commenced on November 15, 2013.
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013
Gaming	86.7%	89.5%	87.4%	89.5%
Food and beverage	9.2%	7.9%	9.1%	7.9%
Hotel (1)	1.4%	—	1.0%	—
Retail, entertainment and other	2.7%	2.6%	2.5%	2.6%
Total	100.0%	100.0%	100.0%	100.0%
___________

(1)	Hotel operations commenced on November 15, 2013.

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Slots:
Handle	$656,141	$727,216	$(71,075)	(9.8)%	$1,281,997	$1,407,085	$(125,088)	(8.9)%
Gross revenues	$54,721	$54,904	$(183)	(0.3)%	$107,670	$108,501	$(831)	(0.8)%
Net revenues	$54,717	$54,941	$(224)	(0.4)%	$107,625	$108,493	$(868)	(0.8)%
Free promotional slot plays (1)	$11,831	$19,635	$(7,804)	(39.7)%	$23,162	$34,916	$(11,754)	(33.7)%
Weighted average number of machines (in units)	2,331	2,332	(1)	0.0%	2,331	2,332	(1)	0.0%
Hold percentage (gross)	8.3%	7.6%	0.7%	9.2%	8.4%	7.7%	0.7%	9.1%
Win per unit per day (gross) (in dollars)	$261	$262	$(1)	(0.4)%	$254	$256	$(2)	(0.8)%
Table games:
Drop	$50,809	$47,640	$3,169	6.7%	$99,217	$93,139	$6,078	6.5%
Revenues	$10,040	$9,292	$748	8.0%	$19,814	$18,807	$1,007	5.4%
Weighted average number of games (in units)	66	66	—	—	66	66	—	—
Hold percentage (2)	19.8%	19.5%	0.3%	1.5%	20.0%	20.2%	(0.2)%	(1.0)%
Win per unit per day (in dollars)	$1,680	$1,564	$116	7.4%	$1,645	$1,566	$79	5.0%
Poker:
Revenues	$893	$1,132	$(239)	(21.1)%	$1,766	$2,202	$(436)	(19.8)%
Weighted average number of tables (in units)	18	18	—	—	18	18	—	—
Revenue per unit per day (in dollars)	$551	$699	$(148)	(21.2)%	$539	$672	$(133)	(19.8)%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months and six months ended March 31, 2014 compared to the same periods in the prior year declined primarily as a result of lower slot and poker revenues. The reductions in slot revenues were due to the declines in slot handle which we believe reflected unfavorable weather conditions and a prolonged sluggish regional economic environment. We believe the declines in slot revenues also reflected continued changes in our operations designed to improve profitability. These results were partially offset by higher table game revenues which benefited from the addition of the new hotel.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Meals served	187	167	20	12.0%	366	325	41	12.6%
Average price per meal served (in dollars)	$17.69	$16.09	$1.60	9.9%	$17.56	$16.92	$0.64	3.8%
Food and beverage revenues for the three months and six months ended March 31, 2014 compared to the same periods in the prior year increased primarily due to the increases in meals served and average price per meal served. The increases in meals served and average price per meal served benefited from changes in our promotional programs designed to improve profitability and the addition of the new hotel.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Rooms occupied	19	—	19	100.0%	27	—	27	100.0%
Occupancy rate	89.9%	—	89.9%	100.0%	87.3%	—	87.3%	100.0%
Average daily room rate (in dollars)	$57	$—	$57	100.0%	$56	$—	$56	100.0%
Revenue per available room (in dollars)	$51	$—	$51	100.0%	$49	$—	$49	100.0%

 ___________
Hotel operations commenced on November 15, 2013.
Retail, entertainment and other revenues for the three months ended March 31, 2014 compared to the same period in the prior year increased primarily as a result of additional entertainment revenues driven by our grand opening festivities for the new hotel which includes a 1,500-seat concert venue. Retail, entertainment and other revenues for the six months ended March 31, 2014 compared to the same period in the prior year declined primarily due to lower tobacco revenues, partially offset by additional entertainment revenues.
Promotional Allowances
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Food and beverage	$4,424	$3,544	$880	24.8%	$8,514	$7,106	$1,408	19.8%
Hotel	384	—	384	100.0%	542	—	542	100.0%
Retail, entertainment and other	484	408	76	18.6%	802	883	(81)	(9.2)%
Total	$5,292	$3,952	$1,340	33.9%	$9,858	$7,989	$1,869	23.4%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Food and beverage	$3,040	$2,594	$446	17.2%	$5,931	$5,308	$623	11.7%
Hotel	658	—	658	100%	951	—	951	100.0%
Retail, entertainment and other	471	470	1	0.2%	828	984	(156)	(15.9)%
Total	$4,169	$3,064	$1,105	36.1%	$7,710	$6,292	$1,418	22.5%

Promotional allowances for the three months and six months ended March 31, 2014 compared to the same periods in the prior year increased primarily as a result of higher food and beverage promotional allowances driven by changes in our promotional programs designed to improve profitability, combined with additional hotel promotional allowances.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Gaming	$49,233	$49,773	$(540)	(1.1)%	$97,419	$99,344	$(1,925)	(1.9)%
Food and beverage	1,985	1,856	129	7.0%	4,012	3,807	205	5.4%
Hotel (1)	1,318	—	1,318	100.0%	1,853	—	1,853	100.0%
Retail, entertainment and other	697	273	424	155.3%	1,030	559	471	84.3%
Advertising, general and administrative	7,548	7,111	437	6.1%	15,325	14,071	1,254	8.9%
Depreciation and amortization	3,137	2,982	155	5.2%	6,223	5,944	279	4.7%
Loss on disposition of assets	1	—	1	100.0%	1	—	1	100.0%
Severance	—	124	(124)	(100.0)%	—	124	(124)	(100.0)%
Pre-opening	25	72	(47)	(65.3)%	1,187	72	1,115	1,548.6%
Total	$63,944	$62,191	$1,753	2.8%	$127,050	$123,921	$3,129	2.5%
 ___________

(1)	Hotel operations commenced on November 15, 2013.
Gaming costs and expenses for the three months and six months ended March 31, 2014 compared to the same periods in the prior year declined primarily due to lower Pennsylvania slot machine tax expenses commensurate with the reductions in slot revenues and continued changes in our operations designed to improve profitability. These results were partially offset by higher costs related to Momentum Dollar redemptions at Mohegan Sun at Pocono Downs-owned facilities. Expenses associated with the Pennsylvania slot machine tax totaled $30.6 million and $60.4 million for the three months and six months ended March

31, 2014, respectively, and $31.0 million and $61.2 million for the three months and six months ended March 31, 2013, respectively. Expenses associated with the Pennsylvania table game tax totaled $1.5 million and $3.0 million for the three months and six months ended March 31, 2014, respectively, and $1.4 million and $2.9 million for the three months and six months ended March 31, 2013, respectively. Gaming costs and expenses as a percentage of gaming revenues were 72.5% and 72.6% for the three months and six months ended March 31, 2014, respectively, and 72.6% and 73.1% for the three months and six months ended March 31, 2013, respectively.
Food and beverage costs and expenses for the three months and six months ended March 31, 2014 compared to the same periods in the prior year increased primarily as a result of higher payroll costs and cost of goods sold commensurate with the increases in food and beverage revenues. These results were partially offset by increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the three months and six months ended March 31, 2014 compared to the same periods in the prior year increased primarily due to additional costs and expenses necessary to support the addition of our new 1,500-seat concert venue, including expenditures associated with our grand opening festivities for the new hotel. Retail, entertainment and other costs and expenses for the six months ended March 31, 2014 also reflected reduced use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other complimentaries costs being allocated to gaming costs and expenses, partially offset by lower cost of goods sold for tobacco commensurate with the decrease in tobacco revenues.
Advertising, general and administrative costs and expenses for the three months and six months ended March 31, 2014 compared to the same periods in the prior year increased primarily as a result of higher payroll costs and advertising expenditures, combined with additional administrative costs and expenses necessary to support the addition of the new hotel and convention center.
Pre-opening costs and expenses for the three months and six months ended March 31, 2014 were comprised of personnel costs associated with preparation for the opening of the new hotel.
Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Corporate and other:
Gross revenues (1)	$1,512	$386	$1,126	291.7%	$2,275	$695	$1,580	227.3%
Less-Promotional allowances	20	12	8	66.7%	44	44	—	—
Net revenues	$1,492	$374	$1,118	298.9%	$2,231	$651	$1,580	242.7%

Expenses	$10,920	$7,958	$2,962	37.2%	$20,412	$13,691	$6,721	49.1%
Depreciation and amortization	259	30	229	763.3%	453	59	394	667.8%
Total expenses	$11,179	$7,988	$3,191	39.9%	$20,865	$13,750	$7,115	51.7%
 ___________

(1)	Increases represent inter-segment revenues which are eliminated in consolidation.
Corporate and other expenses for the three months and six months ended March 31, 2014 compared to the same periods in the prior year increased primarily as a result of higher professional and development related expenditures associated with our pursuit of a Massachusetts casino license.

Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Accretion of discount to the relinquishment liability (1)	$(551)	$(1,244)	$693	(55.7)%	$(1,102)	$(2,487)	$1,385	(55.7)%
Interest income (2)	1,602	1,431	171	11.9%	3,246	2,888	358	12.4%
Interest expense, net of capitalized interest	(36,297)	(42,560)	6,263	(14.7)%	(75,266)	(85,834)	10,568	(12.3)%
Loss on early extinguishment of debt	(192)	(395)	203	(51.4)%	(62,275)	(403)	(61,872)	15,352.9%
Other expense, net (3)	(174)	(840)	666	(79.3)%	(878)	(1,785)	907	(50.8)%
Total other expense	$(35,612)	$(43,608)	$7,996	(18.3)%	$(136,275)	$(87,621)	$(48,654)	55.5%
_________

(1)	Reflects accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Primarily represents interest earned on long-term receivables.

(3)	Primarily represents loss from unconsolidated affiliates.
Interest expense for the three months and six months ended March 31, 2014 compared to the same periods in the prior year decreased primarily as a result of lower weighted average interest rate driven by our August and November 2013 refinancing transactions. Weighted average interest rate was 8.2% and 8.7% for the three months and six months ended March 31, 2014, respectively, compared to 10.1% for each of the three months and six months ended March 31, 2013. Weighted average outstanding debt was $1.76 billion and $1.75 billion for the three months and six months ended March 31, 2014, respectively, compared to $1.70 billion and $1.71 billion for the three months and six months ended March 30, 2013, respectively.
Loss on early extinguishment of debt for the three months and six months ended March 31, 2014 represented financing fees expensed in connection with our November 2013 refinancing transactions. We incurred approximately $61.1 million in costs in connection with these refinancing transactions, consisting primarily of consulting, legal and tender and consent fees. Previously deferred debt issuance costs and debt discounts totaling $22.4 million, as well as $39.9 million in new transaction costs were expensed and recorded as a loss on early extinguishment of debt. New debt issuance costs totaling $11.5 million were capitalized and will be amortized over the term of the related debt. The remaining $9.7 million in new debt issuance costs was reflected as debt discount and will be amortized over the term of the related debt.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun at Pocono Downs during the months of May through August. Accordingly, our operating results for the three months and six months ended March 31, 2014 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Six Months Ended March 31,
	2014	2013	Variance	Percentage Variance
Net cash provided by (used in) operating activities	$(11,039)	$60,988	$(72,027)	(118.1)%
Net cash used in investing activities	(14,073)	(17,245)	3,172	(18.4)%
Net cash provided by (used in) financing activities	21,369	(70,737)	92,106	(130.2)%
Net decrease in cash and cash equivalents	$(3,743)	$(26,994)	$23,251	(86.1)%
As of March 31, 2014 and September 30, 2013, we held cash and cash equivalents of $59.9 million and $63.6 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts, relinquishment liability reassessments and gains and losses on early extinguishment of debt. The decline in cash provided by operating activities for the six months ended March 31, 2014 compared to the same period in the prior year resulted from a significant reduction in net income primarily driven by our November 2013 refinancing transactions, including the payment of tender and consent fees, combined with a decline in income from operations. Cash provided by operating activities for the six months ended March 31, 2014 were negatively impacted by approximately $52.0 million as a result of our November 2013 refinancing transactions.
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
The decline in cash used in investing activities for the six months ended March 31, 2014 compared to the same period in the prior year was primarily due to our October 2012 acquisition of a 10% ownership interest in Resorts Atlantic City, combined with lower capital expenditures. The increase in cash provided by financing activities for the six months ended March 31, 2014 compared to the same period in the prior year was primarily attributable to increased borrowings to fund transaction costs associated with our November 2013 refinancing transactions.
External Sources of Liquidity
In November 2013, we completed a series of refinancing transactions relating to our prior bank credit facilities and 2009 and 2012 second lien senior secured notes, including the repayment and termination of the prior bank credit facilities and the repurchase or redemption of the 2009 and 2012 second lien senior secured notes with proceeds from new senior secured credit facilities (all further discussed below).
Prior Bank Credit Facilities
First Lien, First Out Credit Facility
In March 2012, we entered into a fourth amended and restated bank credit facility providing for a $400.0 million term loan and a revolving loan with letter of credit and borrowing capacity of up to $75.0 million from a syndicate of financial institutions and commercial banks, with Bank of America, N.A. serving as Administrative Agent, or the prior bank credit facility. In November 2013, we repaid and terminated the prior bank credit facility with proceeds from new senior secured credit facilities (further discussed below).
First Lien, Second Out Term Loan Facility
In March 2012, we entered into a loan agreement providing for a $225.0 million first lien, second out term loan with Wells Fargo Gaming Capital, LLC serving as Administrative Agent, or the prior term loan facility, and, together with the prior bank credit facility, the prior bank credit facilities. In November 2013, we repaid and terminated the prior term loan facility with proceeds from new senior secured credit facilities (further discussed below).
Senior Secured Credit Facilities
In November 2013, we entered into a loan agreement among us, the Tribe, the guarantors as defined below, RBS Citizens, N.A. as administrative and collateral agent and the other lenders and financial institutions party thereto, providing for $955.0 million in aggregate principal amount of senior secured credit facilities, or the senior secured credit facilities, comprised of a $100.0 million senior secured revolving credit facility, or the revolving facility, a $125.0 million senior secured term loan A facility, or the term loan A facility, and a $730.0 million senior secured term loan B facility, or the term loan B facility. The senior secured credit facilities mature on June 15, 2018, subject to extension based on the satisfaction of certain conditions to November 19, 2018 (in the case of the revolving facility and the term loan A facility) and November 19, 2019 (in the case of the term loan B facility).
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
As of March 31, 2014, amounts outstanding under the revolving facility, term loan A facility and term loan B facility totaled $39.0 million, $123.4 million and $728.2 million, respectively. As of March 31, 2014, letters of credit issued under the revolving facility totaled $2.9 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, and after taking into account restrictive financial covenant requirements, we had approximately $51.6 million of borrowing capacity under the revolving facility and line of credit as of March 31, 2014.
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
As of March 31, 2014, the $39.0 million outstanding under the revolving facility was comprised of a $10.0 million base rate loan based on a base rate of 3.25% plus 325 basis points and $29.0 million in Eurodollar rate loans based on a Eurodollar rate of 0.15% plus 425 basis points. The commitment fee was 0.50% as of March 31, 2014. As of March 31, 2014, the $123.4 million outstanding under the term loan A facility was based on a Eurodollar rate of 0.23% plus 425 basis points. As of March 31, 2014, the $728.2 million outstanding under the term loan B facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points.
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

Maximum total leverage ratio covenant, or ratio of total debt to annualized EBITDA, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
March 31, 2014 through June 30, 2015	6.25:1.00
September 30, 2015 and thereafter	6.00:1.00
Maximum secured leverage ratio covenant, or ratio of secured debt to annualized EBITDA, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
March 31, 2014 through June 30, 2014	3.75:1.00
September 30, 2014 through June 30, 2015	3.50:1.00
September 30, 2015 through June 30, 2016	3.25:1.00
September 30, 2016 and thereafter	3.00:1.00

Minimum fixed charge coverage ratio covenant, as defined under the senior secured credit facilities:

Fiscal Quarters Ending:
March 31, 2014 and thereafter	1.05:1.00
As of March 31, 2014, we and the Tribe were in compliance with all respective covenant requirements under the senior secured credit facilities.
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
Senior Secured Notes
2009 11  1/2% Second Lien Senior Secured Notes
In October 2009, we issued $200.0 million second lien senior secured notes with fixed interest payable at a rate of 11.5% per annum, or the 2009 second lien notes. In March 2012, we completed a private exchange offer and consent solicitation pursuant to which an aggregate principal amount of $199.8 million 2009 second lien notes were tendered and exchanged, leaving an aggregate principal amount of $200,000 2009 second lien notes outstanding. The 2009 second lien notes were scheduled to mature on November 1, 2017. The first call date for the 2009 second lien notes was November 1, 2013. In November 2013, we called for redemption all $200,000 of our outstanding 2009 second lien notes. The 2009 second lien notes were redeemed on December 19, 2013.
2012 11 ½% Second Lien Senior Secured Notes
In March 2012, we issued $199.8 million second lien senior secured notes with fixed interest payable at a rate of 11.5% per annum, or the 2012 second lien notes, in exchange for an equal amount of 2009 second lien notes. The 2012 second lien notes were scheduled to mature on November 1, 2017. Subsequent to November 1, 2014, we were entitled to redeem the 2012 second lien notes, in whole or in part, at a premium decreasing ratably to zero, plus accrued interest. In November 2013, we completed a tender offer and consent solicitation for our outstanding 2012 second lien notes. As part of the tender offer, we solicited and received requisite consents from tendering holders to certain amendments to the indentures governing the 2012 second lien notes, which eliminated certain restrictive covenants under the notes and related indenture. Pursuant to this transaction, we repurchased or redeemed all of our outstanding 2012 second lien notes in the aggregate principal amount of $199.8 million.
Senior Unsecured Notes
2013 9 3/4% Senior Unsecured Notes
In August 2013, we issued $500.0 million senior unsecured notes with fixed interest payable at a rate of 9.75% per annum, or the 2013 senior unsecured notes. The net proceeds from this transaction, together with borrowings under the prior bank credit facility, were used to repurchase or redeem all of our then outstanding 2012 10.5% third lien senior secured notes, to repurchase $69.0 million of our outstanding 2012 11.0% senior subordinated notes and to pay related fees and expenses. The 2013 senior unsecured notes mature on September 1, 2021. We may redeem the 2013 senior unsecured notes, in whole or in part, at any time prior to September 1, 2016 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest to the date of redemption. On or after September 1, 2016, we may redeem the 2013 senior unsecured notes, in whole or in part, at specified redemption prices, together with accrued interest to the date of redemption. If we experience specific kinds of change of control triggering events, we must offer to repurchase the 2013 senior unsecured notes at a price equal to 101% of the principal amount thereof, plus accrued interest to the purchase date. In addition, if we undertake certain types of asset sales and do not use the related sale proceeds for specified purposes, we may be required to offer to repurchase the 2013 senior unsecured notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2013 senior unsecured notes is payable semi-annually on March 1st and September 1st, commencing March 1, 2014. On March 11, 2014, we completed an offer to exchange the 2013 senior unsecured notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, with all outstanding notes being exchanged.

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
In March 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2004 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 senior subordinated notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 senior subordinated notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million 2004 senior subordinated notes remains outstanding as of March 31, 2014.
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
In March 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2005 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 senior subordinated notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 senior subordinated notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million 2005 senior subordinated notes remains outstanding as of March 31, 2014.
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

In August 2013, we repurchased an aggregate principal amount of $69.0 million 2012 senior subordinated notes. An aggregate principal amount of $275.2 million 2012 senior subordinated notes remains outstanding as of March 31, 2014.
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
As of March 31, 2014, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
We or our affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and our liquidity and covenant requirement restrictions, among other factors.
Line of Credit
In November 2013, in connection with the new senior secured credit facilities, we entered into a new $16.5 million revolving credit facility with Bank of America, N.A., or the line of credit. The line of credit is coterminous with the senior secured credit facilities. Pursuant to provisions of the senior secured credit facilities, under certain circumstances, the line of credit may be converted into loans under the senior secured credit facilities. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. As of March 31, 2014, $6.5 million was drawn on the line of credit. Borrowings under the line of credit are uncollateralized obligations. The line of credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the senior secured credit facilities. As of March 31, 2014, we were in compliance with all covenant requirements under the line of credit.
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

Downs Lodging Credit Facility
In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender, or the Downs Lodging credit facility. The proceeds from the Downs Lodging credit facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun at Pocono Downs. The Downs Lodging credit facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging credit facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging credit facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging credit facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of March 31, 2014, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging credit facility.
Capital Expenditures
The following table presents data related to capital expenditures (in millions, including capitalized interest):

	Capital Expenditures
	Six Months Ended	Remaining Forecasted	Total Forecasted
	March 31, 2014	Fiscal Year 2014	Fiscal Year 2014
Mohegan Sun:
Maintenance	$4.8	$20.8	$25.6
Development	3.4	—	3.4
Subtotal	8.2	20.8	29.0
Mohegan Sun at Pocono Downs:
Maintenance	2.0	4.3	6.3
Subtotal	2.0	4.3	6.3
Corporate:
Expansion - Project Sunlight	9.0	—	9.0
Subtotal	9.0	—	9.0
Total	$19.2	$25.1	$44.3
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs through a combination of existing cash, cash flows provided by operating activities and draws under our revolving facility.

Interest Expense
The following table presents our interest expense (in thousands, net of capitalized interest):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013
Prior bank credit facility	$(18)	$5,578	$3,199	$11,277
Prior term loan facility (1)	—	5,302	2,924	10,714
Senior secured credit facility - revolving	354	—	469	—
Senior secured credit facility - term loan A (1)	1,446	—	2,127	—
Senior secured credit facility - term loan B (1)	10,593	—	15,558	—
2009 11 1/2% second lien senior secured notes (1)	—	6	5	12
2012 11 1/2% second lien senior secured notes (1)	—	5,946	3,285	11,886
2012 10 1/2% third lien senior secured notes (1)	—	10,966	—	21,933
2005 6 1/8% senior unsecured notes	—	121	—	402
2013 9 3/4% senior unsecured notes	12,188	—	24,375	—
2004 7 1/8% senior subordinated notes	377	377	754	794
2005 6 7/8% senior subordinated notes	166	166	332	359
2012 11% senior subordinated notes (1)	7,731	9,465	15,457	18,930
Line of credit	59	6	110	6
2009 Mohegan Tribe promissory note	64	205	152	456
2012 Mohegan Tribe Minor's Trust promissory note	431	480	885	983
Mohegan Tribe credit facility	—	40	—	94
2013 Mohegan Tribe promissory note	73	3	148	3
Downs Lodging credit facility	1,557	1,557	3,251	3,114
Other	—	(3)	—	—
Capital leases	61	105	134	220
Amortization of net deferred gain on settlement of derivative instruments	—	(23)	—	(48)
Amortization of debt issuance costs	1,215	2,594	2,836	5,182
Capitalized interest	—	(331)	(735)	(483)
Total interest expense, net of capitalized interest	$36,297	$42,560	$75,266	$85,834
 ___________

(1)	Includes accretion of discount.
Contractual Obligations
The following table presents estimated future payment obligations related to our debt and the timing of those payments as of March 31, 2014 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,777,389	$58,174	$95,862	$1,122,241	$501,112
Interest payments on long-term debt and capital leases	751,190	138,434	274,293	216,588	121,875
Total	$2,528,579	$196,608	$370,155	$1,338,829	$622,987
 ________________________

(1)	Represents payment obligations from April 1, 2014 to March 31, 2015.
There has been no material change to the other contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements and distributions to the Tribe for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for further details regarding risks relating to our sufficiency of resources. Any future investments in Mohegan Sun and Mohegan Sun at Pocono Downs are anticipated to be funded through a combination of existing cash balances, future operating cash flows and draws under our revolving facility. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, and after taking into account restrictive financial covenant requirements, we had approximately $51.6 million of borrowing capacity under the revolving facility and line of credit as of March 31, 2014. Distributions to the Tribe are anticipated to total approximately $50 million for fiscal 2014.
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
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of March 31, 2014, our primary exposure to market risk was interest rate risk associated with our senior secured credit facilities which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the respective facility.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of March 31, 2014 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of March 31, 2014.

	Expected Maturity Date						Total	Fair Value
	2014	2015	2016	2017	2018	Thereafter
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$25,268	$17,154	$56,127	$1,159	$276,157	$508,684	$884,549	$944,390
Average interest rate	7.4%	7.7%	12.3%	2.8%	11.0%	9.6%	10.1%
Variable rate	$13,314	$15,894	$19,019	$19,800	$829,125	—	$897,152	$912,267
Average interest rate (1)	4.5%	5.1%	5.7%	6.7%	7.3%	—	6.1%
_________

(1)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $9.0 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	May 14, 2014	By:	/S/ KEVIN P. BROWN
Kevin P. Brown Chairman and Member, Management Board

Date:	May 14, 2014	By:	/S/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	May 14, 2014	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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
 _______

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