Form 10-Q
period 2014-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2014-08-13
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$71,658	$63,624
Restricted cash	699	13,757
Receivables, net	30,464	26,142
Inventories	15,703	13,990
Other current assets	20,034	20,518
Total current assets	138,558	138,031
Non-current assets:
Property and equipment, net	1,443,373	1,476,175
Goodwill	39,459	39,459
Other intangible assets, net	405,211	405,518
Other assets, net	75,879	76,967
Total assets	$2,102,480	$2,136,150
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$46,654	$25,219
Current portion of relinquishment liability	44,819	62,947
Due to Mohegan Tribe	2,165	6,308
Current portion of capital leases	1,185	2,302
Trade payables	18,203	10,531
Construction payables	6,366	11,011
Accrued interest payable	31,005	23,296
Other current liabilities	133,644	123,982
Total current liabilities	284,041	265,596
Non-current liabilities:
Long-term debt, net of current portion	1,662,478	1,628,173
Relinquishment liability, net of current portion	—	11,418
Due to Mohegan Tribe, net of current portion	24,796	23,420
Capital leases, net of current portion	2,546	3,138
Other long-term liabilities	5,891	5,020
Total liabilities	1,979,752	1,936,765
Commitments and Contingencies
Capital:
Retained earnings	123,000	199,236
Mohegan Tribal Gaming Authority capital	123,000	199,236
Non-controlling interests	(272)	149
Total capital	122,728	199,385
Total liabilities and capital	$2,102,480	$2,136,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands)
(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Gaming	$284,801	$304,582	$837,954	$885,602
Food and beverage	23,273	22,400	68,605	63,404
Hotel	12,160	10,318	34,763	30,363
Retail, entertainment and other	31,542	32,346	87,065	84,521
Gross revenues	351,776	369,646	1,028,387	1,063,890
Less-Promotional allowances	(25,440)	(25,401)	(72,545)	(69,195)
Net revenues	326,336	344,245	955,842	994,695
Operating costs and expenses:
Gaming	171,533	179,537	513,574	525,409
Food and beverage	10,359	10,231	31,207	31,035
Hotel	3,950	3,743	11,744	10,674
Retail, entertainment and other	13,318	11,858	37,446	31,314
Advertising, general and administrative	48,929	48,038	143,740	143,271
Corporate	9,259	5,933	29,551	19,624
Depreciation and amortization	20,070	20,350	60,067	60,465
(Gain) loss on disposition of assets	(64)	144	(12)	277
Severance	—	51	—	29
Pre-opening	—	173	1,187	245
Total operating costs and expenses	277,354	280,058	828,504	822,343
Income from operations	48,982	64,187	127,338	172,352
Other income (expense):
Accretion of discount to the relinquishment liability	(552)	(1,243)	(1,654)	(3,730)
Interest income	1,701	1,533	4,947	4,421
Interest expense, net of capitalized interest	(36,426)	(42,379)	(111,692)	(128,213)
Loss on early extinguishment of debt	(2)	—	(62,277)	(403)
Other income (expense), net	59	53	(819)	(1,732)
Total other expense	(35,220)	(42,036)	(171,495)	(129,657)
Net income (loss)	13,762	22,151	(44,157)	42,695
Loss attributable to non-controlling interests	130	146	421	2,767
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$13,892	$22,297	$(43,736)	$45,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, March 31, 2014	$121,466	$121,608	$(142)
Net income (loss)	13,762	13,892	(130)
Distributions to Mohegan Tribe	(12,500)	(12,500)	—
Balance, June 30, 2014	$122,728	$123,000	$(272)

Balance, September 30, 2013	$199,385	$199,236	$149
Net loss	(44,157)	(43,736)	(421)
Distributions to Mohegan Tribe	(32,500)	(32,500)	—
Balance, June 30, 2014	$122,728	$123,000	$(272)

Balance, March 31, 2013	$202,387	$202,075	$312
Net income (loss)	22,151	22,297	(146)
Distributions to Mohegan Tribe	(15,000)	(15,000)	—
Balance, June 30, 2013	$209,538	$209,372	$166

Balance, September 30, 2012	$209,263	$208,681	$582
Net income (loss)	42,695	45,462	(2,767)
Distributions to Mohegan Tribe	(35,000)	(35,000)	—
Repurchase of membership interest	(7,420)	(9,771)	2,351
Balance, June 30, 2013	$209,538	$209,372	$166

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	June 30, 2014	June 30, 2013
Cash flows provided by (used in) operating activities:
Net income (loss)	$(44,157)	$42,695
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	60,067	60,465
Accretion of discount to the relinquishment liability	1,654	3,730
Cash paid for accretion of discount to the relinquishment liability	(2,071)	(3,927)
Loss on early extinguishment of debt	58,481	403
Payments of tender offer costs and discounts	(48,155)	—
Amortization of debt issuance costs and accretion of bond discounts	6,164	9,184
Amortization of net deferred gain on settlement of derivative instruments	—	(66)
Provision for losses on receivables	2,953	2,574
(Gain) loss on disposition of assets	(12)	277
Loss from unconsolidated affiliates	794	1,698
Changes in operating assets and liabilities:
Increase in receivables	(5,389)	(3,754)
(Increase) decrease in inventories	(1,713)	68
(Increase) decrease in other assets	(4,660)	5,285
Increase (decrease) in trade payables	7,671	(2,181)
Increase (decrease) in accrued interest	7,709	(21,967)
Increase (decrease) in other liabilities	8,987	(8,875)
Net cash flows provided by operating activities	48,323	85,609
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of increase (decrease) in construction payables of $(4,645) and $3,528, respectively	(28,901)	(39,185)
Issuance of third-party loans and advances	(1,392)	(1,655)
Payments received on third-party loans	606	103
Decrease in restricted cash, net	14,150	21,669
Proceeds from asset sales	105	171
Investments in unconsolidated affiliates	(29)	(4,965)
Net cash flows used in investing activities	(15,461)	(23,862)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings - Revolving	—	3,000
Prior Bank Credit Facility repayments - Revolving	—	(3,000)
Prior Bank Credit Facility repayments - Term	(393,000)	(3,000)
Prior Term Loan Facility repayments, net of discount	(222,103)	—
Senior Secured Credit Facility borrowings - Revolving	193,000	—
Senior Secured Credit Facility repayments - Revolving	(173,000)	—
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	124,343	—
Senior Secured Credit Facility repayments - Term Loan A	(1,563)	—
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	720,952	—
Senior Secured Credit Facility repayments - Term Loan B	(3,650)	—
Line of Credit borrowings	258,415	—
Line of Credit repayments	(258,415)	—
Repayments to Mohegan Tribe	(2,750)	(7,462)
Repayments of other long-term debt	(191,088)	(15,798)
Principal portion of relinquishment liability payments	(29,129)	(27,951)
Distributions to Mohegan Tribe	(32,500)	(35,000)
Payments of financing fees	(12,631)	(3,491)
Payments on capital lease obligations	(1,709)	(2,838)
Net cash flows used in financing activities	(24,828)	(95,540)
Net increase (decrease) in cash and cash equivalents	8,034	(33,793)
Cash and cash equivalents at beginning of period	63,624	114,084
Cash and cash equivalents at end of period	$71,658	$80,291
Supplemental disclosures:
Cash paid during the period for interest	$97,197	$140,281
Repurchase of membership interest	$—	$7,420
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
As of June 30, 2014, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”), MTGA Gaming, LLC (“MTGA Gaming”), Downs Lodging, LLC ("Downs Lodging") and Mohegan Gaming Advisors, LLC ("Mohegan Gaming Advisors").
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
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun at Pocono Downs during the months of May through August. Accordingly, the Authority's operating results for the three months and nine months ended June 30, 2014 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.
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
Revision
The Authority recorded an adjustment to correct an error in the classification of its 2004 7 1/8% Senior Subordinated Notes due August 2014 as of September 30, 2013, which was incorrectly included within long-term debt, net of current portion, in the Authority's previously reported September 30, 2013 balance sheet. The Authority correctly disclosed the current portion of long-term debt within the debt maturities schedule accompanying Note 6 to its previously reported September 30, 2013 balance sheet, however, inadvertently included these notes within long-term debt, net of current portion, in the previously reported September 30, 2013 balance sheet. The effect of this revision on the September 30, 2013 balance sheet was a decrease in long-term debt, net of current portion, and an increase in current portion of long-term debt of $21.2 million. The supplemental condensed consolidating balance sheet within Note 8 also has been revised to reflect this adjustment. The Authority concluded that this error was not material to the previously issued financial statements.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Long-Term Receivables
Long-term receivables consist primarily of receivables from affiliates and tenants and others. The following table presents a reconciliation of long-term receivables, including current portions, and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Tenants and Others	Total
Balance, March 31, 2014 (1)	$62,002	$2,669	$64,671
Additions:
Issuance of affiliate advances and tenant and other loans, including interest receivable	2,088	103	2,191
Deductions:
Payments received	—	(105)	(105)
Balance, June 30, 2014 (1)	$64,090	$2,667	$66,757

Balance, September 30, 2013 (1)	$57,782	$3,530	$61,312
Additions:
Issuance of affiliate advances and tenant and other loans, including interest receivable	6,308	103	6,411
Deductions:
Payments received	—	(966)	(966)
Balance, June 30, 2014 (1)	$64,090	$2,667	$66,757
__________

(1)
Includes interest receivable of $33.6 million, $32.0 million and $29.1 million as of June 30, 2014, March 31, 2014 and September 30, 2013, respectively. The WTG receivables no longer accrue interest pursuant to a release and reimbursement agreement entered into in September 2010.

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Tenants and Others	Total
Balance, March 31, 2014	$25,455	$57	$25,512
Additions:
Charges to bad debt expense	627	—	627
Deductions:
Adjustments	—	(3)	(3)
Balance, June 30, 2014	$26,082	$54	$26,136

Balance, September 30, 2013	$24,189	$61	$24,250
Additions:
Charges to bad debt expense	1,893	—	1,893
Deductions:
Adjustments	—	(7)	(7)
Balance, June 30, 2014	$26,082	$54	$26,136
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes and certain credit facilities approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	June 30, 2014
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$20,000	$19,700
Senior Secured Credit Facility - Term Loan A	$121,313	$121,723
Senior Secured Credit Facility - Term Loan B	$717,509	$738,153
2013 9 3/4% Senior Unsecured Notes	$500,000	$560,000
2004 7 1/8% Senior Subordinated Notes	$21,156	$21,103
2005 6 7/8% Senior Subordinated Notes	$9,654	$9,485
2012 11% Senior Subordinated Notes	$271,511	$277,254
The estimated fair values of the Authority's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about June 30, 2014.
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

Mohegan Sun
Balance, March 31, 2014	$692
Cash payments	(338)
Balance, June 30, 2014	$354

Balance, September 30, 2013	$1,417
Cash payments	(1,063)
Balance, June 30, 2014	$354
New Accounting Standard
In May 2014, the FASB issued an accounting standard update on revenue recognition that will be applied to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be required to be applied on a retrospective basis, using one of two methodologies, and will be effective for annual reporting periods beginning after December 15, 2016, with early application not being permitted. The Authority is currently evaluating the impact that this guidance will have on its financial position and results of operations.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	June 30, 2014	September 30, 2013
Prior Bank Credit Facility	$—	$393,000
Prior Term Loan Facility, net of discount of $3,005	—	221,995
Senior Secured Credit Facility - Revolving, due June 2018	20,000	—
Senior Secured Credit Facility - Term Loan A, due June 2018, net of discount of $562	121,313	—
Senior Secured Credit Facility - Term Loan B, due June 2018, net of discount of $8,841	717,509	—
2009 11 1/2% Second Lien Senior Secured Notes, net of discount of $5	—	195
2012 11 1/2% Second Lien Senior Secured Notes, net of discount of $8,898	—	190,902
2013 9 3/4% Senior Unsecured Notes, due September 2021	500,000	500,000
2004 7 1/8% Senior Subordinated Notes, due August 2014	21,156	21,156
2005 6 7/8% Senior Subordinated Notes, due February 2015	9,654	9,654
2012 11 % Senior Subordinated Notes, due September 2018, net of discount of $3,679 and $4,168, respectively	271,511	271,022
2009 Mohegan Tribe Promissory Note, due September 2015	1,750	3,500
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2017	17,000	18,000
2013 Mohegan Tribe Promissory Note, due December 2018	7,420	7,420
Downs Lodging Credit Facility, due July 2016	45,000	45,000
Other	2,990	468
Long-term debt, excluding capital leases	1,735,303	1,682,312
Less: current portion of long-term debt	(48,029)	(30,719)
Long-term debt, net of current portion	$1,687,274	$1,651,593

Maturities of long-term debt are as follows (in thousands, including current maturities):

Less than 1 year	$48,029
1-3 years	101,020
3-5 years	1,098,293
More than 5 years	501,043
Total	$1,748,385

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
The Authority incurred approximately $61.1 million in costs in connection with these refinancing transactions, consisting primarily of consulting, legal and tender and consent fees. Previously deferred debt issuance costs and debt discounts totaling $22.4 million, as well as $39.9 million in new transaction costs were expensed and recorded as a loss on early extinguishment of debt in the accompanying condensed consolidated statement of loss for the nine months ended June 30, 2014. New debt issuance costs totaling $11.5 million were capitalized and included in other assets, net, in the accompanying condensed consolidated balance sheet as of June 30, 2014 and will be amortized over the term of the related debt. The remaining $9.7 million in new costs was reflected as debt discount and included in long-term debt, net of current portion, in the accompanying consolidated balance sheet as of June 30, 2014 and will be amortized over the term of the related debt.
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
As of June 30, 2014, amounts outstanding under the Revolving Facility, Term Loan A Facility and Term Loan B Facility totaled $20.0 million, $121.9 million and $726.4 million, respectively. As of June 30, 2014, letters of credit issued under the Revolving Facility totaled $2.9 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Revolving Facility, and after taking into account restrictive financial covenant requirements, the Authority had approximately $76.2 million of borrowing capacity under its Revolving Facility and Line of Credit as of June 30, 2014.
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
As of June 30, 2014, the $20.0 million outstanding under the Revolving Facility was comprised of a $20.0 million Eurodollar rate loan based on a Eurodollar rate of 0.16% plus 450 basis points. The commitment fee was 0.50% as of June 30, 2014. As of June 30, 2014, the $121.9 million outstanding under the Term Loan A Facility was based on a Eurodollar rate of 0.23% plus 450 basis points. As of June 30, 2014, the $726.4 million outstanding under the Term Loan B Facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points. As of June 30, 2014, accrued interest, including commitment fees, on the Senior Secured Credit Facilities was $1.7 million.
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
As of June 30, 2014, the Authority and the Tribe were in compliance with all respective covenant requirements under the Senior Secured Credit Facilities.
The Authority continues to monitor revenues and expenditures to ensure continued compliance with its financial covenant requirements under the Senior Secured Credit Facilities. While the Authority anticipates that it will remain in compliance with all covenant requirements under its Senior Secured Credit Facilities for all periods prior to maturity, it may need to increase revenues or offset any future declines in revenues by implementing additional cost saving and other initiatives to ensure compliance with these financial covenant requirements. If the Authority is unable to satisfy its financial covenant requirements, it would need to obtain waivers or consents under the Senior Secured Credit Facilities; however, the Authority can provide no assurance that it would be able to obtain such waivers or consents. If the Authority is unable to obtain such waivers or consents, it would be in default under its Senior Secured Credit Facilities, which may result in cross-defaults under its other outstanding indebtedness and allow its lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of the Authority's outstanding indebtedness. If such acceleration were to occur, the Authority can provide no assurance that it would be able to obtain the financing necessary to repay such accelerated indebtedness.
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
Senior Unsecured Notes
2013 9 3/4% Senior Unsecured Notes
In August 2013, the Authority issued $500.0 million Senior Unsecured Notes with fixed interest payable at a rate of 9.75% per annum (the “2013 Senior Unsecured Notes”). The net proceeds from this transaction, together with borrowings under the Prior Bank Credit Facility, were used to repurchase or redeem all of the Authority's then outstanding 2012 10.5% Third Lien Senior Secured Notes, to repurchase $69.0 million of the Authority's outstanding 2012 11.0% Senior Subordinated Notes and to pay

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

related fees and expenses. The 2013 Senior Unsecured Notes mature on September 1, 2021. The Authority may redeem the 2013 Senior Unsecured Notes, in whole or in part, at any time prior to September 1, 2016 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest to the date of redemption. On or after September 1, 2016, the Authority may redeem the 2013 Senior Unsecured Notes, in whole or in part, at specified redemption prices, together with accrued interest to the date of redemption. If the Authority experiences specific kinds of change of control triggering events, the Authority must offer to repurchase the 2013 Senior Unsecured Notes at a price equal to 101% of the principal amount thereof, plus accrued interest to the purchase date. In addition, if the Authority undertakes certain types of asset sales and does not use the related sale proceeds for specified purposes, the Authority may be required to offer to repurchase the 2013 Senior Unsecured Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2013 Senior Unsecured Notes is payable semi-annually on March 1st and September 1st, commencing March 1, 2014. On March 11, 2014, the Authority completed an offer to exchange the 2013 Senior Unsecured Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, with all outstanding notes being exchanged. As of June 30, 2014 and September 30, 2013, accrued interest on the 2013 Senior Unsecured Notes was $16.3 million and $6.2 million, respectively.
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
In March 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2004 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 Senior Subordinated Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 Senior Subordinated Notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million 2004 Senior Subordinated Notes remains outstanding as of June 30, 2014. The Authority plans to repay the outstanding 2004 Senior Subordinated Notes, including accrued interest, at maturity with cash on hand and drawings under the Revolving Facility. As of June 30, 2014 and September 30, 2013, accrued interest on the 2004 Senior Subordinated Notes was $565,000 and $188,000, respectively.
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
In March 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Subordinated Notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 Senior Subordinated Notes tendered and exchanged

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

was $140.3 million. An aggregate principal amount of $9.7 million 2005 Senior Subordinated Notes remains outstanding as of June 30, 2014. As of June 30, 2014 and September 30, 2013, accrued interest on the 2005 Senior Subordinated Notes was $249,000 and $83,000, respectively.
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
In August 2013, the Authority repurchased an aggregate principal amount of $69.0 million 2012 Senior Subordinated Notes. An aggregate principal amount of $275.2 million 2012 Senior Subordinated Notes remains outstanding as of June 30, 2014. As of June 30, 2014 and September 30, 2013, accrued interest on the 2012 Senior Subordinated Notes was $8.9 million and $1.3 million, respectively.
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
As of June 30, 2014, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and the Authority's liquidity and covenant requirement restrictions, among other factors.
Line of Credit
In November 2013, in connection with the new Senior Secured Credit Facilities, the Authority entered into a new $16.5 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. As of June 30, 2014, no amount was drawn on the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facilities. As of June 30, 2014, the

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Authority was in compliance with all covenant requirements under the Line of Credit. As of June 30, 2014, accrued interest on the Line of Credit was $13,000. As of September 30, 2013, there was no accrued interest on the Line of Credit.
2009 Mohegan Tribe Promissory Note
In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “2009 Mohegan Tribe Promissory Note”). The 2009 Mohegan Tribe Promissory Note was amended in June 2014 to extend the maturity date to September 30, 2015. The 2009 Mohegan Tribe Promissory Note accrues interest at an annual rate of 10.0%. As amended, accrued interest is payable as follows: (i) $1.2 million per quarter, commencing December 31, 2013 through March 31, 2014 and (ii) $1.3 million on June 30, 2015, with the balance of accrued and unpaid interest due at maturity. As amended, principal outstanding under the 2009 Mohegan Tribe Promissory Note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 through September 30, 2013, (ii) $875,000 per quarter, commencing December 31, 2013 through March 31, 2014, (iii) $875,000 on June 30, 2015 and (iv) $875,000 at maturity. As of June 30, 2014 and September 30, 2013, accrued interest on the Mohegan Tribe Promissory Note was $2.5 million and $4.7 million, respectively.
2012 Mohegan Tribe Minor's Trust Promissory Note
In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan (the “2012 Mohegan Tribe Minor's Trust Promissory Note”). The 2012 Mohegan Tribe Minor's Trust Promissory Note was amended in June 2014 to extend the maturity date to March 31, 2017. The 2012 Mohegan Tribe Minor's Trust Promissory Note accrues interest at an annual rate of 10.0%. As amended, accrued interest is payable as follows: (i) quarterly, commencing June 30, 2012 through March 31, 2014, (ii) on July 1, 2014 on the unpaid balance for the period April 1, 2014 through June 30, 2014, (iii) $800,000 per quarter, commencing September 30, 2015 through March 31, 2016 and (iv) quarterly, thereafter on the unpaid balance. As amended, principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 through March 31, 2014, (ii) $500,000 on July 1, 2014 and September 30, 2015, (iii) $1.5 million per quarter, commencing December 31, 2015 through September 30, 2016 and (iv) $10.0 million at maturity. As of June 30, 2014 and September 30, 2013, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $428,000 and $5,000, respectively.
2013 Mohegan Tribe Promissory Note
In March 2013, MG&H purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a promissory note in the principal amount of $7.4 million (the “2013 Mohegan Tribe Promissory Note”). The 2013 Mohegan Tribe Promissory Note matures on December 31, 2018. The 2013 Mohegan Tribe Promissory Note accrues interest at an annual rate of 4.0% payable quarterly. As of June 30, 2014 and September 30, 2013, accrued interest on the 2013 Mohegan Tribe Promissory Note was $1,000.
Downs Lodging Credit Facility
In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary of the Authority, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender (the “Downs Lodging Credit Facility”). The proceeds from the Downs Lodging Credit Facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun at Pocono Downs. The Downs Lodging Credit Facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging Credit Facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging Credit Facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging Credit Facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of June 30, 2014, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging Credit Facility. As of June 30, 2014, accrued interest on the Downs Lodging Credit Facility was $375,000. As of September 30, 2013, there was no accrued interest on the Downs Lodging Credit Facility.

NOTE 4—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $12.5 million and $15.0 million for the three months ended June 30, 2014 and 2013, respectively, and $32.5 million and $35.0 million for the nine months ended June 30, 2014 and 2013, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services totaling $6.2 million and $7.0 million for the three months ended June 30, 2014 and 2013, respectively, and $20.5 million and $21.0 million for the nine months ended June 30, 2014 and 2013, respectively.
The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $4.4 million and $3.9 million for the three months ended June 30, 2014 and 2013, respectively, and $15.2 million and $12.9 million for the nine months ended June 30, 2014 and 2013, respectively.
The Authority incurred interest expense associated with borrowings from the Mohegan Tribe totaling $541,000 and $741,000 for the three months ended June 30, 2014 and 2013, respectively, and $1.7 million and $2.3 million for the nine months ended June 30, 2014 and 2013, respectively.
As of June 30, 2014 and September 30, 2013, outstanding payables to the Tribe totaled $790,000 and $808,000, respectively, and were included in "Current liabilities - Due to Mohegan Tribe" in the accompanying condensed consolidated balance sheets.

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
In September 2009, the Authority entered into a settlement agreement with the State of Connecticut regarding contribution payments on the Authority's free promotional slot play program. Under the terms of the settlement agreement, effective July 1, 2009, the State of Connecticut agreed that no value shall be attributed to free promotional slot plays utilized by patrons at Mohegan Sun for purposes of calculating monthly contribution payments, provided that the aggregate amount of free promotional slot plays during any month does not exceed a certain threshold of gross revenues from slot machines for such month. In the event free promotional slot plays granted by the Authority exceed such threshold, contribution payments are required on such excess face amount of free promotional slot plays at the same rate as Slot Win Contribution payments, or 25%. The threshold before contribution payments on free promotional slot plays are required is currently 11% of gross revenues from slot machines.
The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $36.6 million and $40.2 million for the three months ended June 30, 2014 and 2013, respectively, and $107.6 million and $115.1 million for the nine months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and September 30, 2013, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $11.7 million and $12.7 million, respectively.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $31.4 million and $31.8 million for the three months ended June 30, 2014 and 2013, respectively, and $91.8 million and $93.0 million for the nine months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and September 30, 2013, outstanding Pennsylvania Slot Machine Tax payments totaled $4.2 million and $5.5 million, respectively.
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
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.6 million for each of the three months ended June 30, 2014 and 2013 and $4.6 million and $4.5 million for the nine months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and September 30, 2013, outstanding Pennsylvania Table Game Tax payments totaled $161,000 and $127,000, respectively.
Pennsylvania Regulatory Fee
Slot machine licensees in the Commonwealth of Pennsylvania are required to reimburse state gaming regulatory agencies for various administrative and operating expenses (“Pennsylvania Regulatory Fee”) at a rate of 1.5% of gross revenues from slot machines and table games. The Commonwealth of Pennsylvania temporarily suspended this assessment in May and June 2013.
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $1.2 million and $431,000 for the three months ended June 30, 2014 and 2013, respectively, and $3.5 million and $2.9 million for the nine months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and September 30, 2013, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $146,000 and $132,000, respectively.
Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which also are to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 12 of the 14 authorized gaming facilities have commenced operations. As of June 30, 2014, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee.
The Authority reflected expenses associated with this repayment schedule totaling $159,000 and $160,000 for the three months ended June 30, 2014 and 2013, respectively, and $479,000 and $484,000 for the nine months ended June 30, 2014 and 2013, respectively.
Horsemen’s Agreement
Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2014. As of June 30, 2014 and September 30, 2013, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $7.0 million and $7.8 million, respectively.
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

The Authority reflected payments associated with the Priority Distribution Agreement totaling $4.9 million and $4.8 million for the three months ended June 30, 2014 and 2013, respectively, and $14.6 million and $14.4 million for the nine months ended June 30, 2014 and 2013, respectively.
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
As of June 30, 2014 and September 30, 2013, the carrying amount of the relinquishment liability was $44.8 million and $74.4 million, respectively. The decrease in the relinquishment liability during the nine months ended June 30, 2014 was due to $31.2 million in relinquishment payments. This reduction in the liability was offset by $1.6 million representing the accretion of discount to the relinquishment liability.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Relinquishment payments consisted of the following (in millions):

	For the Nine Months Ended
	June 30, 2014	June 30, 2013
Principal	$29.1	$28.0
Accretion of discount	2.1	3.9
Total	$31.2	$31.9
The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of June 30, 2014 and September 30, 2013, relinquishment payments earned but unpaid were $18.3 million and $13.3 million, respectively.

NOTE 7—SEGMENT REPORTING:
As of June 30, 2014, the Authority owns and operates, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise, and the Mohegan Sun Golf Club (collectively, the “Connecticut Facilities”), and the Pennsylvania Facilities. Substantially all of the Authority's revenues are derived from these operations. The Connecticut Sun franchise and the Mohegan Sun Golf Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Authority has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania Facilities. The Authority's operations related to investments in unconsolidated affiliates and certain other corporate and management operations have not been identified as separate reportable segments, therefore, these operations are included in corporate and other in the following segment disclosures to reconcile to consolidated results.

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net revenues:
Mohegan Sun	$248,866	$266,699	$734,277	$772,571
Mohegan Sun at Pocono Downs	77,194	77,228	220,863	221,155
Corporate and other	1,549	318	3,780	969
Inter-segment revenues	(1,273)	—	(3,078)	—
Total	$326,336	$344,245	$955,842	$994,695
Income (loss) from operations:
Mohegan Sun	$47,088	$57,396	$127,459	$158,654
Mohegan Sun at Pocono Downs	9,936	12,435	26,555	32,441
Corporate and other	(8,042)	(5,644)	(26,676)	(18,743)
Total	48,982	64,187	127,338	172,352
Accretion of discount to the relinquishment liability	(552)	(1,243)	(1,654)	(3,730)
Interest income	1,701	1,533	4,947	4,421
Interest expense, net of capitalized interest	(36,426)	(42,379)	(111,692)	(128,213)
Loss on early extinguishment of debt	(2)	—	(62,277)	(403)
Other income (expense), net	59	53	(819)	(1,732)
Net income (loss)	13,762	22,151	(44,157)	42,695
Loss attributable to non-controlling interests	130	146	421	2,767
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$13,892	$22,297	$(43,736)	$45,462

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Nine Months Ended
	June 30, 2014	June 30, 2013
Capital expenditures incurred:
Mohegan Sun	$15,204	$16,821
Mohegan Sun at Pocono Downs	2,808	3,260
Corporate and other	8,972	23,140
Total	$26,984	$43,221

	June 30, 2014	September 30, 2013
Total assets:
Mohegan Sun	$1,392,204	$1,425,152
Mohegan Sun at Pocono Downs	551,995	558,700
Corporate and other	158,281	152,298
Total	$2,102,480	$2,136,150

NOTE 8—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:
As of June 30, 2014, substantially all of the Authority's outstanding debt is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. Separate financial statements and other disclosures concerning the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 7 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor subsidiaries and entities as of June 30, 2014 and September 30, 2013 and for the three months and nine months ended June 30, 2014 and 2013 is as follows (in thousands):

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$56,213	$11,897	$3,548	$—	$71,658
Restricted cash	62	637	—	—	699
Receivables, net	25,711	4,383	975	(605)	30,464
Inventories	14,270	1,433	—	—	15,703
Other current assets	16,873	1,346	1,815	—	20,034
Total current assets	113,129	19,696	6,338	(605)	138,558
Non-current assets:
Property and equipment, net	1,159,324	224,567	59,482	—	1,443,373
Goodwill	—	39,459	—	—	39,459
Other intangible assets, net	120,423	284,788	—	—	405,211
Other assets, net	30,770	3,961	47,342	(6,194)	75,879
Intercompany receivables	252,258	61,544	—	(313,802)	—
Investment in subsidiaries	305,468	—	—	(305,468)	—
Total assets	$1,981,372	$634,015	$113,162	$(626,069)	$2,102,480
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$46,226	$—	$428	$—	$46,654
Current portion of relinquishment liability	44,819	—	—	—	44,819
Due to Mohegan Tribe	784	—	1,381	—	2,165
Current portion of capital leases	1,185	50	—	(50)	1,185
Trade payables	15,189	2,995	19	—	18,203
Construction payables	4,069	501	1,796	—	6,366
Accrued interest payable	27,730	—	3,275	—	31,005
Other current liabilities	95,514	33,128	5,557	(555)	133,644
Total current liabilities	235,516	36,674	12,456	(605)	284,041
Non-current liabilities:
Long-term debt, net of current portion	1,617,478	—	45,000	—	1,662,478
Relinquishment liability, net of current portion	—	—	—	—	—
Due to Mohegan Tribe, net of current portion	—	—	24,796	—	24,796
Capital leases, net of current portion	2,546	5,990	—	(5,990)	2,546
Other long-term liabilities	2,516	—	3,375	—	5,891
Intercompany payables	—	249,462	64,340	(313,802)	—
Accumulated losses in excess of investment in subsidiaries	—	24,271	—	(24,271)	—
Total liabilities	1,858,056	316,397	149,967	(344,668)	1,979,752
Capital:
Retained earnings	123,316	317,618	(36,805)	(281,129)	123,000
Mohegan Tribal Gaming Authority capital	123,316	317,618	(36,805)	(281,129)	123,000
Non-controlling interests	—	—	—	(272)	(272)
Total capital	123,316	317,618	(36,805)	(281,401)	122,728
Total liabilities and capital	$1,981,372	$634,015	$113,162	$(626,069)	$2,102,480
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
(1)   Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)

	For the Three Months Ended June 30, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$213,600	$71,201	$—	$—	$284,801
Food and beverage	15,512	7,761	—	—	23,273
Hotel	10,855	1,305	—	—	12,160
Retail, entertainment and other	24,888	6,359	1,568	(1,273)	31,542
Gross revenues	264,855	86,626	1,568	(1,273)	351,776
Less-Promotional allowances	(18,959)	(5,500)	(6)	(975)	(25,440)
Net revenues	245,896	81,126	1,562	(2,248)	326,336
Operating costs and expenses:
Gaming	120,236	51,297	—	—	171,533
Food and beverage	7,921	2,438	—	—	10,359
Hotel	3,809	1,354	—	(1,213)	3,950
Retail, entertainment and other	11,961	2,309	—	(952)	13,318
Advertising, general and administrative	39,261	9,709	5,703	(5,744)	48,929
Corporate	3,598	—	—	5,661	9,259
Depreciation and amortization	16,397	3,420	253	—	20,070
(Gain) loss on disposition of assets	(66)	2	—	—	(64)
Total operating costs and expenses	203,117	70,529	5,956	(2,248)	277,354
Income (loss) from operations	42,779	10,597	(4,394)	—	48,982
Other income (expense):
Accretion of discount to the relinquishment liability	(552)	—	—	—	(552)
Interest income	20	1,300	1,763	(1,382)	1,701
Interest expense, net of capitalized interest	(23,953)	(10,392)	(3,463)	1,382	(36,426)
Loss on early extinguishment of debt	(2)	—	—	—	(2)
Loss on interests in subsidiaries	(4,426)	(5,022)	—	9,448	—
Other income, net	26	—	33	—	59
Total other expense	(28,887)	(14,114)	(1,667)	9,448	(35,220)
Net income (loss)	13,892	(3,517)	(6,061)	9,448	13,762
Loss attributable to non-controlling interests	—	—	—	130	130
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$13,892	$(3,517)	$(6,061)	$9,578	$13,892
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Nine Months Ended June 30, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$632,604	$205,350	$—	$—	$837,954
Food and beverage	46,881	21,724	—	—	68,605
Hotel	31,870	2,893	—	—	34,763
Retail, entertainment and other	75,835	10,484	3,824	(3,078)	87,065
Gross revenues	787,190	240,451	3,824	(3,078)	1,028,387
Less-Promotional allowances	(56,186)	(15,367)	(15)	(977)	(72,545)
Net revenues	731,004	225,084	3,809	(4,055)	955,842
Operating costs and expenses:
Gaming	364,858	148,716	—	—	513,574
Food and beverage	24,660	6,547	—	—	31,207
Hotel	11,435	3,207	—	(2,898)	11,744
Retail, entertainment and other	34,149	4,251	—	(954)	37,446
Advertising, general and administrative	117,579	26,240	19,604	(19,683)	143,740
Corporate	10,071	—	—	19,480	29,551
Depreciation and amortization	49,091	10,318	658	—	60,067
(Gain) loss on disposition of assets	(15)	3	—	—	(12)
Pre-opening	—	1,187	—	—	1,187
Total operating costs and expenses	611,828	200,469	20,262	(4,055)	828,504
Income (loss) from operations	119,176	24,615	(16,453)	—	127,338
Other income (expense):
Accretion of discount to the relinquishment liability	(1,654)	—	—	—	(1,654)
Interest income	65	3,397	5,100	(3,615)	4,947
Interest expense, net of capitalized interest	(73,242)	(32,597)	(9,468)	3,615	(111,692)
Loss on early extinguishment of debt	(62,277)	—	—	—	(62,277)
Loss on interests in subsidiaries	(25,945)	(17,439)	—	43,384	—
Other income (expense), net	141	—	(960)	—	(819)
Total other expense	(162,912)	(46,639)	(5,328)	43,384	(171,495)
Net loss	(43,736)	(22,024)	(21,781)	43,384	(44,157)
Loss attributable to non-controlling interests	—	—	—	421	421
Net loss attributable to Mohegan Tribal Gaming Authority	$(43,736)	$(22,024)	$(21,781)	$43,805	$(43,736)
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net loss	$(43,736)	$(22,024)	$(21,781)	$43,384	$(44,157)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	49,091	10,318	658	—	60,067
Accretion of discount to the relinquishment liability	1,654	—	—	—	1,654
Cash paid for accretion of discount to the relinquishment liability	(2,071)	—	—	—	(2,071)
Loss on early extinguishment of debt	58,481	—	—	—	58,481
Payments of tender offer costs and discounts	(48,155)	—	—	—	(48,155)
Amortization of debt issuance costs and accretion of bond discounts	5,925	—	239	—	6,164
Provision for losses on receivables	877	183	1,893	—	2,953
(Gain) loss on disposition of assets	(15)	3	—	—	(12)
(Gain) loss from unconsolidated affiliates	(154)	—	948	—	794
Changes in operating assets and liabilities:
Increase in receivables	(3,409)	(1,849)	(688)	557	(5,389)
Increase in inventories	(1,342)	(371)	—	—	(1,713)
(Increase) decrease in other assets	992	(229)	(5,387)	(36)	(4,660)
Increase in trade payables	6,288	1,382	1	—	7,671
Increase (decrease) in accrued interest	9,114	—	(1,405)	—	7,709
Increase in other liabilities	1,231	2,562	5,749	(555)	8,987
Intercompany transactions	(6,466)	46,421	3,423	(43,378)	—
Net cash flows provided by (used in) operating activities	28,305	36,396	(16,350)	(28)	48,323
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of change in construction payables	(14,680)	(3,382)	(10,839)	—	(28,901)
Issuance of third-party loans and advances	—	—	(1,392)	—	(1,392)
Payments received on third-party loans	606	—	—	—	606
Decrease in restricted cash, net	44	2,063	12,043	—	14,150
Proceeds from asset sales	105	—	—	—	105
Investments in unconsolidated affiliates	—	—	(29)	—	(29)
Intercompany transactions	19,812	(21,079)	—	1,267	—
Net cash flows provided by (used in) investing activities	5,887	(22,398)	(217)	1,267	(15,461)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility repayments - Term	(393,000)	—	—	—	(393,000)
Prior Term Loan Facility repayments, net of discount	(222,103)	—	—	—	(222,103)
Senior Secured Credit Facility borrowings - Revolving	193,000	—	—	—	193,000
Senior Secured Credit Facility repayments - Revolving	(173,000)	—	—	—	(173,000)
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	124,343	—	—	—	124,343
Senior Secured Credit Facility repayments - Term Loan A	(1,563)	—	—	—	(1,563)
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	720,952	—	—	—	720,952
Senior Secured Credit Facility repayments - Term Loan B	(3,650)	—	—	—	(3,650)
Line of Credit borrowings	258,415	—	—	—	258,415
Line of Credit repayments	(258,415)	—	—	—	(258,415)
Repayments to Mohegan Tribe	—	—	(2,750)	—	(2,750)
Repayments of other long-term debt	(191,049)	—	(39)	—	(191,088)
Principal portion of relinquishment liability payments	(29,129)	—	—	—	(29,129)

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Distributions to Mohegan Tribe	(32,500)	—	—	—	(32,500)
Payments of financing fees	(12,631)	—	—	—	(12,631)
Payments on capital lease obligations	(1,709)	(28)	—	28	(1,709)
Intercompany transactions	—	(20,728)	21,995	(1,267)	—
Net cash flows provided by (used in) financing activities	(22,039)	(20,756)	19,206	(1,239)	(24,828)
Net increase (decrease) in cash and cash equivalents	12,153	(6,758)	2,639	—	8,034
Cash and cash equivalents at beginning of period	44,060	18,655	909	—	63,624
Cash and cash equivalents at end of period	$56,213	$11,897	$3,548	$—	$71,658
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Nine Months Ended June 30, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$56,345	$38,754	$(9,490)	$—	$85,609
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of change in construction payables	(19,298)	(3,570)	(16,317)	—	(39,185)
Decrease in restricted cash, net	—	2,727	18,942	—	21,669
Investments in unconsolidated affiliates	—	—	(4,965)	—	(4,965)
Other cash flows provided by (used in) investing activities	53,662	(15,257)	(1,655)	(38,131)	(1,381)
Net cash flows provided by (used in) investing activities	34,364	(16,100)	(3,995)	(38,131)	(23,862)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings - Revolving	3,000	—	—	—	3,000
Prior Bank Credit Facility repayments - Revolving	(3,000)	—	—	—	(3,000)
Prior Bank Credit Facility repayments - Term	(3,000)	—	—	—	(3,000)
Repayments to Mohegan Tribe	—	—	(7,462)	—	(7,462)
Repayments of other long-term debt	(15,775)	—	(23)	—	(15,798)
Principal portion of relinquishment liability payments	(27,951)	—	—	—	(27,951)
Distributions to Mohegan Tribe	(35,000)	—	—	—	(35,000)
Payments of financing fees	(3,291)	—	(200)	—	(3,491)
Other cash flows provided by (used in) financing activities	(39,371)	(22,866)	21,268	38,131	(2,838)
Net cash flows provided by (used in) financing activities	(124,388)	(22,866)	13,583	38,131	(95,540)
Net increase (decrease) in cash and cash equivalents	(33,679)	(212)	98	—	(33,793)
Cash and cash equivalents at beginning of period	91,836	21,757	491	—	114,084
Cash and cash equivalents at end of period	$58,157	$21,545	$589	$—	$80,291
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

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
Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:
Casino of the Earth
As of June 30, 2014, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 2,865 slot machines and 165 table games, including blackjack, roulette and craps;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

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

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars; and

•	the Wolf Den, an approximately 10,000-square-foot, 400-seat lounge featuring live entertainment seven days a week.
Casino of the Sky
As of June 30, 2014, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,040 slot machines and 110 table games, including blackjack, roulette and craps;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, a 24-hour coffee shop and three lounges and bars, all operated by us, as well as five full-service restaurants, three quick-service restaurants and a multi-station food court operated by third-parties, for a total restaurant seating of approximately 2,295;

•	The Shops at Mohegan Sun containing 32 retail shops, six of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret theatre;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Lansdowne Irish Pub and Music House, Avalon Nightclub and Vista Lounge, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.
Casino of the Wind
As of June 30, 2014, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 545 slot machines, 25 table games, including blackjack, roulette and craps, and a 42-table themed poker room;

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
Mohegan Sun at Pocono Downs currently operates in an approximately 400,000-square-foot facility, which includes the following as of June 30, 2014:

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
Market and Competition from Other Gaming Operations
Our gaming operation at Mohegan Sun is one of only two current gaming operations in southern New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in the State of Connecticut, Foxwoods Resort Casino, or Foxwoods, owned by the Mashantucket Pequot Tribe and located approximately 10 miles from Mohegan Sun. We also face competition from gaming facilities in the states of Rhode Island, New York and New Jersey. In addition, we face competition in and from the Northeastern Pennsylvania gaming market. Please refer to “Part I. Item 1. Business-Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and our other reports and filings with the SEC for further details regarding current and potential competition from other gaming operations.

Explanation of Key Financial Statement Captions
There has been no material change from the explanation of key financial statement captions previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Results of Operations
Summary Operating Results
As of June 30, 2014, we own and operate, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise, and the Mohegan Sun Golf Club, or collectively, the Connecticut facilities, and the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise and the Mohegan Sun Golf Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities, and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania facilities.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$248,866	$266,699	$(17,833)	(6.7)%	$734,277	$772,571	$(38,294)	(5.0)%
Mohegan Sun at Pocono Downs	77,194	77,228	(34)	0.0%	220,863	221,155	(292)	(0.1)%
Corporate and other	1,549	318	1,231	387.1%	3,780	969	2,811	290.1%
Inter-segment revenues	(1,273)	—	(1,273)	(100.0)%	(3,078)	—	(3,078)	(100.0)%
Total	$326,336	$344,245	$(17,909)	(5.2)%	$955,842	$994,695	$(38,853)	(3.9)%
Income (loss) from operations:
Mohegan Sun	$47,088	$57,396	$(10,308)	(18.0)%	$127,459	$158,654	$(31,195)	(19.7)%
Mohegan Sun at Pocono Downs	9,936	12,435	(2,499)	(20.1)%	26,555	32,441	(5,886)	(18.1)%
Corporate and other	(8,042)	(5,644)	(2,398)	(42.5)%	(26,676)	(18,743)	(7,933)	(42.3)%
Total	$48,982	$64,187	$(15,205)	(23.7)%	$127,338	$172,352	$(45,014)	(26.1)%
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$13,892	$22,297	$(8,405)	(37.7)%	$(43,736)	$45,462	$(89,198)	(196.2)%
Operating margin:
Mohegan Sun	18.9%	21.5%	(2.6)%	(12.1)%	17.4%	20.5%	(3.1)%	(15.1)%
Mohegan Sun at Pocono Downs	12.9%	16.1%	(3.2)%	(19.9)%	12.0%	14.7%	(2.7)%	(18.4)%
Total	15.0%	18.6%	(3.6)%	(19.4)%	13.3%	17.3%	(4.0)%	(23.1)%

The most significant factors and trends that we believe impacted our operating and financial performance were as follows:

•	a prolonged sluggish regional economic environment and its related impact on consumer discretionary spending;

•	more competitive gaming markets;

•	higher Corporate expenses;

•	the November 2013 opening of hotel operations at Mohegan Sun at Pocono Downs;

•	continued changes in operations designed to improve profitability;

•	continued focus on managing expenses and enhancing operating efficiencies;

•	unfavorable weather conditions in the nine months ended June 30, 2014;

•	lower table games hold percentage at Mohegan Sun in the nine months ended June 30, 2014;

•	lower interest expense; and

•	a $62.3 million non-operating loss on early extinguishment of debt.
Net revenues for the three months and nine months ended June 30, 2014 compared to the same periods in the prior year declined primarily as a result of lower gaming revenues at Mohegan Sun.

Income from operations for the three months and nine months ended June 30, 2014 compared to the same periods in the prior year decreased primarily due to the reductions in net revenues, combined with higher Corporate expenses.
Net income attributable to the Authority for the three months ended June 30, 2014 compared to the same period in the prior year declined primarily as a result of the reduction in income from operations, partially offset by lower interest expense. Net income attributable to the Authority for the nine months ended June 30, 2014 compared to the same period in the prior year declined primarily due to the loss on early extinguishment of debt, combined with the reduction in income from operations. These results were partially offset by lower interest expense.
Mohegan Sun
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Gaming	$213,600	$232,161	$(18,561)	(8.0)%	$632,604	$677,280	$(44,676)	(6.6)%
Food and beverage	15,799	15,341	458	3.0%	47,229	44,288	2,941	6.6%
Hotel	10,855	10,318	537	5.2%	31,870	30,363	1,507	5.0%
Retail, entertainment and other	28,532	29,615	(1,083)	(3.7)%	79,697	77,137	2,560	3.3%
Gross revenues	268,786	287,435	(18,649)	(6.5)%	791,400	829,068	(37,668)	(4.5)%
Less-Promotional allowances	19,920	20,736	(816)	(3.9)%	57,123	56,497	626	1.1%
Net revenues	$248,866	$266,699	$(17,833)	(6.7)%	$734,277	$772,571	$(38,294)	(5.0)%
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013
Gaming	79.5%	80.8%	79.9%	81.7%
Food and beverage	5.9%	5.3%	6.0%	5.3%
Hotel	4.0%	3.6%	4.0%	3.7%
Retail, entertainment and other	10.6%	10.3%	10.1%	9.3%
Total	100.0%	100.0%	100.0%	100.0%

Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Food and beverage	$6,802	$6,008	$794	13.2%	$19,387	$16,452	$2,935	17.8%
Hotel	3,242	3,305	(63)	(1.9)%	9,777	10,238	(461)	(4.5)%
Retail, entertainment and other	9,876	11,423	(1,547)	(13.5)%	27,959	29,807	(1,848)	(6.2)%
Total	$19,920	$20,736	$(816)	(3.9)%	$57,123	$56,497	$626	1.1%
The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Food and beverage	$6,682	$5,926	$756	12.8%	$19,257	$16,575	$2,682	16.2%
Hotel	1,597	1,735	(138)	(8.0)%	5,006	5,361	(355)	(6.6)%
Retail, entertainment and other	8,408	10,038	(1,630)	(16.2)%	25,252	27,734	(2,482)	(8.9)%
Total	$16,687	$17,699	$(1,012)	(5.7)%	$49,515	$49,670	$(155)	(0.3)%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Slots:
Handle	$1,783,186	$1,923,281	$(140,095)	(7.3)%	$5,267,951	$5,532,262	$(264,311)	(4.8)%
Gross revenues	$143,698	$158,129	$(14,431)	(9.1)%	$426,779	$457,779	$(31,000)	(6.8)%
Net revenues	$138,304	$152,086	$(13,782)	(9.1)%	$411,669	$439,721	$(28,052)	(6.4)%
Free promotional slot plays (1)	$18,279	$17,624	$655	3.7%	$49,116	$46,419	$2,697	5.8%
Weighted average number of machines (in units)	5,448	5,530	(82)	(1.5)%	5,483	5,560	(77)	(1.4)%
Hold percentage (gross)	8.1%	8.2%	(0.1)%	(1.2)%	8.1%	8.3%	(0.2)%	(2.4)%
Win per unit per day (gross) (in dollars)	$290	$314	$(24)	(7.6)%	$285	$302	$(17)	(5.6)%
Table games:
Drop	$437,992	$467,768	$(29,776)	(6.4)%	$1,378,655	$1,369,217	$9,438	0.7%
Revenues	$71,384	$76,176	$(4,792)	(6.3)%	$209,254	$225,573	$(16,319)	(7.2)%
Weighted average number of games (in units)	292	284	8	2.8%	288	286	2	0.7%
Hold percentage (2)	16.3%	16.3%	—	—	15.2%	16.5%	(1.3)%	(7.9)%
Win per unit per day (in dollars)	$2,685	$2,944	$(259)	(8.8)%	$2,657	$2,893	$(236)	(8.2)%
Poker:
Revenues	$2,262	$2,314	$(52)	(2.2)%	$7,367	$7,459	$(92)	(1.2)%
Weighted average number of tables (in units)	42	42	—	—	42	42	—	—
Revenue per unit per day (in dollars)	$592	$606	$(14)	(2.3)%	$644	$651	$(7)	(1.1)%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months and nine months ended June 30, 2014 compared to the same periods in the prior year declined primarily as a result of lower slot revenues which we believe was primarily driven by a prolonged sluggish regional economic environment and a competitive gaming market in Connecticut. The declines in gaming revenues also reflected lower table game revenues. In addition, we believe gaming revenues for the nine months ended June 30, 2014 were negatively impacted by unfavorable weather conditions.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Meals served	767	708	59	8.3%	2,210	2,047	163	8.0%
Average price per meal served (in dollars)	$15.75	$16.38	$(0.63)	(3.8)%	$16.03	$16.26	$(0.23)	(1.4)%

Food and beverage revenues for the three months and nine months ended June 30, 2014 compared to the same periods in the prior year increased primarily due to the increases in meals served, partially offset by the decreases in average price per meal served. The increases in meals served reflected changes in our promotional programs designed to improve profitability.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Rooms occupied	104	104	—	—	311	310	1	0.3%
Occupancy rate	97.8%	96.7%	1.1%	1.1%	97.0%	96.5%	0.5%	0.5%
Average daily room rate (in dollars)	$97	$95	$2	2.1%	$97	$94	$3	3.2%
Revenue per available room (in dollars)	$95	$92	$3	3.3%	$94	$90	$4	4.4%

Hotel revenues for the three months and nine months ended June 30, 2014 compared to the same periods in the prior year increased primarily as a result of increases in hotel occupancy by higher paying transient and group guests.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Arena events (in events)	29	26	3	11.5%	78	71	7	9.9%
Arena tickets	178	174	4	2.3%	484	451	33	7.3%
Average price per arena ticket (in dollars)	$55.28	$61.45	$(6.17)	(10.0)%	$57.08	$56.20	$0.88	1.6%

Retail, entertainment and other revenues for the three months ended June 30, 2014 compared to the same period in the prior year declined primarily due to lower gasoline and retail revenues driven by reduced volumes and changes in our promotional programs designed to improve profitability. Retail, entertainment and other revenues for the nine months ended June 30, 2014 compared to the same period in the prior year increased primarily due to higher entertainment revenues resulting from the increase in the number of shows held at the Mohegan Sun Arena.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Gaming	$120,236	$127,898	$(7,662)	(6.0)%	$364,858	$374,426	$(9,568)	(2.6)%
Food and beverage	8,066	8,229	(163)	(2.0)%	24,902	25,226	(324)	(1.3)%
Hotel	3,809	3,743	66	1.8%	11,435	10,674	761	7.1%
Retail, entertainment and other	12,484	11,550	934	8.1%	35,582	30,447	5,135	16.9%
Advertising, general and administrative	40,525	40,489	36	0.1%	120,011	121,651	(1,640)	(1.3)%
Depreciation and amortization	16,722	17,268	(546)	(3.2)%	50,043	51,380	(1,337)	(2.6)%
(Gain) loss on disposition of assets	(64)	126	(190)	N.M.	(13)	259	(272)	N.M.
Severance	—	—	—	—	—	(146)	146	100.0%
Total	$201,778	$209,303	$(7,525)	(3.6)%	$606,818	$613,917	$(7,099)	(1.2)%
_________
N.M. - Not meaningful.

Gaming costs and expenses for the three months and nine months ended June 30, 2014 compared to the same periods in the prior year declined primarily as a result of lower combined slot win and free promotional slot play contribution expenses commensurate with the declines in slot revenues and reduced payroll costs. Gaming costs and expenses for the three months and nine months ended June 30, 2014 also reflected lower costs related to Momentum Dollar redemptions at Mohegan Sun-owned facilities and third-party outlets. These results were partially offset by higher costs related to coupon redemptions at third-party outlets. Expenses associated with the combined slot win and free promotional slot play contributions totaled $36.6 million and $107.6 million for the three months and nine months ended June 30, 2014, respectively, and $40.2 million and $115.1 million for the three months and nine months ended June 30, 2013, respectively. Gaming costs and expenses as a percentage of gaming revenues were 56.3% and 57.7% for the three months and nine months ended June 30, 2014, respectively, and 55.1% and 55.3% for the three months and nine months ended June 30, 2013, respectively.
Food and beverage costs and expenses for the three months and nine months ended June 30, 2014 compared to the same periods in the prior year declined primarily due to increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses, combined with lower payroll costs.
Hotel costs and expenses for the three months and nine months ended June 30, 2014 compared to the same periods in the prior year increased primarily as a result of decreased use of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses, combined with higher payroll costs.
Retail, entertainment and other costs and expenses for the three months and nine months ended June 30, 2014 compared to the same periods in the prior year increased primarily due to decreased use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs being allocated to gaming costs and expenses. Retail, entertainment and other costs and expenses for the nine months ended June 30, 2014 also reflected higher direct entertainment costs. These results were partially offset by lower gasoline and retail cost of goods sold.
Advertising, general and administrative costs and expenses for the three months ended June 30, 2014 compared to the same period in the prior year were relatively flat. Advertising, general and administrative costs and expenses for the nine months ended June 30, 2014 compared to the same period in the prior year declined primarily as a result of reductions in payroll and insurance costs, as well as expenses associated with services provided by the State of Connecticut. These results were partially offset by higher utility costs.
Mohegan Sun at Pocono Downs
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Gaming	$71,201	$72,421	$(1,220)	(1.7)%	$205,350	$208,322	$(2,972)	(1.4)%
Food and beverage	7,474	7,059	415	5.9%	21,376	19,116	2,260	11.8%
Hotel (1)	1,305	—	1,305	100.0%	2,893	—	2,893	100.0%
Retail, entertainment and other	2,708	2,398	310	12.9%	6,596	6,356	240	3.8%
Gross revenues	82,688	81,878	810	1.0%	236,215	233,794	2,421	1.0%
Less-Promotional allowances	5,494	4,650	844	18.2%	15,352	12,639	2,713	21.5%
Net revenues	$77,194	$77,228	$(34)	0.0%	$220,863	$221,155	$(292)	(0.1)%
 ___________

(1)	Hotel operations commenced on November 15, 2013.
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013
Gaming	86.1%	88.5%	86.9%	89.1%
Food and beverage	9.0%	8.6%	9.1%	8.2%
Hotel (1)	1.6%	—	1.2%	—
Retail, entertainment and other	3.3%	2.9%	2.8%	2.7%
Total	100.0%	100.0%	100.0%	100.0%
___________

(1)	Hotel operations commenced on November 15, 2013.
Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Food and beverage	$4,333	$4,245	$88	2.1%	$12,847	$11,351	$1,496	13.2%
Hotel	441	—	441	100.0%	983	—	983	100.0%
Retail, entertainment and other	720	405	315	77.8%	1,522	1,288	234	18.2%
Total	$5,494	$4,650	$844	18.2%	$15,352	$12,639	$2,713	21.5%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Food and beverage	$3,038	$2,917	$121	4.1%	$8,969	$8,225	$744	9.0%
Hotel	682	—	682	100.0%	1,633	—	1,633	100.0%
Retail, entertainment and other	676	404	272	67.3%	1,504	1,388	116	8.4%
Total	$4,396	$3,321	$1,075	32.4%	$12,106	$9,613	$2,493	25.9%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Slots:
Handle	$693,303	$774,897	$(81,594)	(10.5)%	$1,975,300	$2,181,982	$(206,682)	(9.5)%
Gross revenues	$56,235	$56,600	$(365)	(0.6)%	$163,905	$165,101	$(1,196)	(0.7)%
Net revenues	$56,237	$56,575	$(338)	(0.6)%	$163,862	$165,068	$(1,206)	(0.7)%
Free promotional slot plays (1)	$13,502	$23,327	$(9,825)	(42.1)%	$36,664	$58,243	$(21,579)	(37.0)%
Weighted average number of machines (in units)	2,330	2,332	(2)	(0.1)%	2,331	2,332	(1)	0.0%
Hold percentage (gross)	8.1%	7.3%	0.8%	11.0%	8.3%	7.6%	0.7%	9.2%
Win per unit per day (gross) (in dollars)	$265	$267	$(2)	(0.7)%	$258	$259	$(1)	(0.4)%
Table games:
Drop	$55,751	$51,437	$4,314	8.4%	$154,968	$144,576	$10,392	7.2%
Revenues	$10,514	$10,048	$466	4.6%	$30,328	$28,855	$1,473	5.1%
Weighted average number of games (in units)	69	66	3	4.5%	67	66	1	1.5%
Hold percentage (2)	18.9%	19.5%	(0.6)%	(3.1)%	19.6%	20.0%	(0.4)%	(2.0)%
Win per unit per day (in dollars)	$1,675	$1,673	$2	0.1%	$1,655	$1,601	$54	3.4%
Poker:
Revenues	$870	$900	$(30)	(3.3)%	$2,636	$3,102	$(466)	(15.0)%
Weighted average number of tables (in units)	18	18	—	—	18	18	—	—
Revenue per unit per day (in dollars)	$531	$549	$(18)	(3.3)%	$536	$631	$(95)	(15.1)%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months and nine months ended June 30, 2014 compared to the same periods in the prior year declined primarily as a result of lower slot revenues which we believe was driven by an overall sluggish economic environment within the Commonwealth of Pennsylvania. We believe the declines in slot revenues also reflected continued changes in our operations designed to improve profitability. In addition, we believe gaming revenues for the nine months ended June 30, 2014 were negatively impacted by unfavorable weather conditions. These results were partially offset by higher table game revenues which benefited from the addition of the new hotel and convention center.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Meals served	207	209	(2)	(1.0)%	573	534	39	7.3%
Average price per meal served (in dollars)	$16.54	$15.84	$0.70	4.4%	$17.19	$16.49	$0.70	4.2%
Food and beverage revenues for the three months and nine months ended June 30, 2014 compared to the same periods in the prior year increased primarily due to changes in our promotional programs designed to improve profitability and the addition of the new hotel and convention center.

The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Rooms occupied	20	—	20	100.0%	47	—	47	100.0%
Occupancy rate	94.9%	—	94.9%	100.0%	90.4%	—	90.4%	100.0%
Average daily room rate (in dollars)	$62	$—	$62	100.0%	$59	$—	$59	100.0%
Revenue per available room (in dollars)	$58	$—	$58	100.0%	$53	$—	$53	100.0%
 ___________
Hotel operations commenced on November 15, 2013.
Retail, entertainment and other revenues for the three months and nine months ended June 30, 2014 compared to the same periods in the prior year increased primarily as a result of additional entertainment revenues driven by the addition of the new hotel and convention center, which includes a 1,500-seat concert venue. Retail, entertainment and other revenues for the three months and nine months ended June 30, 2014 also benefited from higher retail revenues resulting from changes in our promotional programs designed to improve profitability.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Gaming	$51,297	$51,639	$(342)	(0.7)%	$148,716	$150,983	$(2,267)	(1.5)%
Food and beverage	2,293	2,002	291	14.5%	6,305	5,809	496	8.5%
Hotel (1)	1,354	—	1,354	100.0%	3,207	—	3,207	100.0%
Retail, entertainment and other	834	308	526	170.8%	1,864	867	997	115.0%
Advertising, general and administrative	8,404	7,549	855	11.3%	23,729	21,620	2,109	9.8%
Depreciation and amortization	3,076	3,053	23	0.8%	9,299	8,997	302	3.4%
Loss on disposition of assets	—	18	(18)	(100.0)%	1	18	(17)	(94.4)%
Severance	—	51	(51)	(100.0)%	—	175	(175)	(100.0)%
Pre-opening	—	173	(173)	(100.0)%	1,187	245	942	384.5%
Total	$67,258	$64,793	$2,465	3.8%	$194,308	$188,714	$5,594	3.0%
 ___________

(1)	Hotel operations commenced on November 15, 2013.
Gaming costs and expenses for the three months and nine months ended June 30, 2014 compared to the same periods in the prior year declined primarily due to lower Pennsylvania slot machine tax expenses commensurate with the reductions in slot revenues. Gaming costs and expenses for the three months and nine months ended June 30, 2014 also reflected lower costs related to coupon redemptions at third-party outlets and reduced payroll costs. These results were partially offset by higher costs related to Momentum Dollar redemptions at Mohegan Sun at Pocono Downs-owned facilities and increased Pennsylvania regulatory fee assessments which were temporarily suspended in May and June 2013. Expenses associated with the Pennsylvania slot machine tax totaled $31.4 million and $91.8 million for the three months and nine months ended June 30, 2014, respectively, and $31.8 million and $93.0 million for the three months and nine months ended June 30, 2013, respectively. Expenses associated with the Pennsylvania table game tax totaled $1.6 million and $4.6 million for the three months and nine months ended June 30, 2014, respectively, and $1.6 million and $4.5 million for the three months and nine months ended June 30, 2013, respectively. Gaming costs and expenses as a percentage of gaming revenues were 72.0% and 72.4% for the three months and nine months ended June 30, 2014, respectively, and 71.3% and 72.5% for the three months and nine months ended June 30, 2013, respectively.
Food and beverage costs and expenses for the three months and nine months ended June 30, 2014 compared to the same periods in the prior year increased primarily as a result of higher payroll costs and cost of goods sold commensurate with the increases in food and beverage revenues. These results were partially offset by increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the three months and nine months ended June 30, 2014 compared to the same periods in the prior year increased primarily due to additional costs and expenses necessary to support the addition of the new 1,500-seat concert venue, including direct entertainment costs. These results were partially offset by increased use of retail, entertainment and other complimentaries, resulting in higher amounts of retail, entertainment and other complimentaries costs being allocated to gaming costs and expenses.
Advertising, general and administrative costs and expenses for the three months and nine months ended June 30, 2014 compared to the same periods in the prior year increased primarily as a result of higher payroll costs and advertising expenditures, combined with additional administrative costs and expenses necessary to support the addition of the new hotel and convention center.
Pre-opening costs and expenses for the nine months ended June 30, 2014 were comprised of personnel costs associated with preparation for the opening of the new hotel.
Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Corporate and other:
Gross revenues (1)	$1,575	$333	$1,242	373.0%	$3,850	$1,028	$2,822	274.5%
Less-Promotional allowances	26	15	11	73.3%	70	59	11	18.6
Net revenues	$1,549	$318	$1,231	387.1%	$3,780	$969	$2,811	290.1%

Expenses	$9,319	$5,933	$3,386	57.1%	$29,731	$19,624	$10,107	51.5%
Depreciation and amortization	272	29	243	837.9%	725	88	637	723.9%
Total expenses	$9,591	$5,962	$3,629	60.9%	$30,456	$19,712	$10,744	54.5%
 ___________

(1)	Increases represent inter-segment revenues which are eliminated in consolidation.
Corporate and other expenses for the three months and nine months ended June 30, 2014 compared to the same periods in the prior year increased primarily as a result of higher professional and development related expenditures associated with our pursuit of a Massachusetts casino license.
Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2014	2013	Variance	Percentage Variance	2014	2013	Variance	Percentage Variance
Accretion of discount to the relinquishment liability (1)	$(552)	$(1,243)	$691	55.6%	$(1,654)	$(3,730)	$2,076	55.7%
Interest income (2)	1,701	1,533	168	11.0%	4,947	4,421	526	11.9%
Interest expense, net of capitalized interest	(36,426)	(42,379)	5,953	14.0%	(111,692)	(128,213)	16,521	12.9%
Loss on early extinguishment of debt	(2)	—	(2)	(100.0)%	(62,277)	(403)	(61,874)	N.M.
Other income (expense), net (3)	59	53	6	11.3%	(819)	(1,732)	913	52.7%
Total other expense	$(35,220)	$(42,036)	$6,816	16.2%	$(171,495)	$(129,657)	$(41,838)	(32.3)%
_________

(1)	Reflects accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Primarily represents interest earned on long-term receivables.

(3)	Primarily represents income or loss from unconsolidated affiliates.
N.M. - Not meaningful.
Interest expense for the three months and nine months ended June 30, 2014 compared to the same periods in the prior year decreased primarily as a result of lower weighted average interest rate driven by our August and November 2013 refinancing transactions. Weighted average interest rate was 8.2% and 8.5% for the three months and nine months ended June 30, 2014, respectively, compared to 10.1% for each of the three months and nine months ended June 30, 2013. Weighted average outstanding debt was $1.78 billion and $1.76 billion for the three months and nine months ended June 30, 2014, respectively, compared to $1.70 billion and $1.71 billion for the three months and nine months ended June 30, 2013, respectively.

Loss on early extinguishment of debt for the three months and nine months ended June 30, 2014 represented financing fees expensed in connection with our November 2013 refinancing transactions. We incurred approximately $61.1 million in costs in connection with these refinancing transactions, consisting primarily of consulting, legal and tender and consent fees. Previously deferred debt issuance costs and debt discounts totaling $22.4 million, as well as $39.9 million in new transaction costs were expensed and recorded as a loss on early extinguishment of debt. New debt issuance costs totaling $11.5 million were capitalized and will be amortized over the term of the related debt. The remaining $9.7 million in new debt issuance costs was reflected as debt discount and will be amortized over the term of the related debt.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun at Pocono Downs during the months of May through August. Accordingly, our operating results for the three months and nine months ended June 30, 2014 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Nine Months Ended June 30,
	2014	2013	Variance	Percentage Variance
Net cash provided by operating activities	$48,323	$85,609	$(37,286)	(43.6)%
Net cash used in investing activities	(15,461)	(23,862)	8,401	35.2%
Net cash used in financing activities	(24,828)	(95,540)	70,712	74.0%
Net increase (decrease) in cash and cash equivalents	$8,034	$(33,793)	$41,827	N.M.
_________
N.M. - Not meaningful.
As of June 30, 2014 and September 30, 2013, we held cash and cash equivalents of $71.7 million and $63.6 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts, relinquishment liability reassessments and gains and losses on early extinguishment of debt. The decline in cash provided by operating activities for the nine months ended June 30, 2014 compared to the same period in the prior year resulted from a significant reduction in net income primarily driven by our November 2013 refinancing transactions, including the payment of tender and consent fees. Cash provided by operating activities for the nine months ended June 30, 2014 were negatively impacted by approximately $52.0 million as a result of our November 2013 refinancing transactions. These results were partially offset by lower working capital requirements.
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
The decline in cash used in investing activities for the nine months ended June 30, 2014 compared to the same period in the prior year was primarily due to our October 2012 acquisition of a 10% ownership interest in Resorts Atlantic City, combined with lower capital expenditures. The decrease in cash used in financing activities for the nine months ended June 30, 2014 compared to the same period in the prior year was primarily attributable to increased borrowings to fund transaction costs associated with our November 2013 refinancing transactions.

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
As of June 30, 2014, amounts outstanding under the revolving facility, term loan A facility and term loan B facility totaled $20.0 million, $121.9 million and $726.4 million, respectively. As of June 30, 2014, letters of credit issued under the revolving facility totaled $2.9 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, and after taking into account restrictive financial covenant requirements, we had approximately $76.2 million of borrowing capacity under the revolving facility and line of credit as of June 30, 2014.
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

As of June 30, 2014, the $20.0 million outstanding under the revolving facility was comprised of a $20.0 million Eurodollar rate loan based on a Eurodollar rate of 0.16% plus 450 basis points. The commitment fee was 0.50% as of June 30, 2014. As of June 30, 2014, the $121.9 million outstanding under the term loan A facility was based on a Eurodollar rate of 0.23% plus 450 basis points. As of June 30, 2014, the $726.4 million outstanding under the term loan B facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points.
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

Maximum total leverage ratio covenant, or ratio of total debt to annualized EBITDA, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
June 30, 2014 through June 30, 2015	6.25:1.00
September 30, 2015 and thereafter	6.00:1.00
Maximum secured leverage ratio covenant, or ratio of secured debt to annualized EBITDA, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
June 30, 2014	3.75:1.00
September 30, 2014 through June 30, 2015	3.50:1.00
September 30, 2015 through June 30, 2016	3.25:1.00
September 30, 2016 and thereafter	3.00:1.00
Minimum fixed charge coverage ratio covenant, as defined under the senior secured credit facilities:

Fiscal Quarters Ending:
June 30, 2014 and thereafter	1.05:1.00
As of June 30, 2014, we and the Tribe were in compliance with all respective covenant requirements under the senior secured credit facilities.
We continue to monitor revenues and expenditures to ensure continued compliance with our financial covenant requirements under the senior secured credit facilities. While we anticipate that we will remain in compliance with all covenant requirements under the senior secured credit facilities for all periods prior to maturity, we may need to increase revenues or offset any future declines in revenues by implementing additional cost saving and other initiatives to ensure compliance with these financial covenant requirements. If we are unable to satisfy our financial covenant requirements, we would need to obtain waivers or consents under the senior secured credit facilities; however, we can provide no assurance that we would be able to obtain such waivers or consents. If we are unable to obtain such waivers or consents, we would be in default under the senior secured credit facilities, which may result in cross-defaults under our other outstanding indebtedness and allow our lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of our outstanding indebtedness. If such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary to repay such accelerated indebtedness.
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

In March 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2004 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 senior subordinated notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 senior subordinated notes tendered and exchanged was $203.8 million. An aggregate principal amount of $21.2 million 2004 senior subordinated notes remains outstanding as of June 30, 2014. We plan to repay the outstanding 2004 senior subordinated notes, including accrued interest, at maturity with cash on hand and drawings under the revolving facility.
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
In March 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2005 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 senior subordinated notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 senior subordinated notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million 2005 senior subordinated notes remains outstanding as of June 30, 2014.
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
In August 2013, we repurchased an aggregate principal amount of $69.0 million 2012 senior subordinated notes. An aggregate principal amount of $275.2 million 2012 senior subordinated notes remains outstanding as of June 30, 2014.
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
As of June 30, 2014, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
We or our affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and our liquidity and covenant requirement restrictions, among other factors.

Line of Credit
In November 2013, in connection with the new senior secured credit facilities, we entered into a new $16.5 million revolving credit facility with Bank of America, N.A., or the line of credit. The line of credit is coterminous with the senior secured credit facilities. Pursuant to provisions of the senior secured credit facilities, under certain circumstances, the line of credit may be converted into loans under the senior secured credit facilities. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. As of June 30, 2014, no amount was drawn on the line of credit. Borrowings under the line of credit are uncollateralized obligations. The line of credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the senior secured credit facilities. As of June 30, 2014, we were in compliance with all covenant requirements under the line of credit.
2009 Mohegan Tribe Promissory Note
In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, LLC, or Salishan-Mohegan, referred to herein as the 2009 Mohegan Tribe promissory note. The 2009 Mohegan Tribe promissory note was amended in June 2014 to extend the maturity date to September 30, 2015. The 2009 Mohegan Tribe promissory note accrues interest at an annual rate of 10.0%. As amended, accrued interest is payable as follows: (i) $1.2 million per quarter, commencing December 31, 2013 through March 31, 2014 and (ii) $1.3 million on June 30, 2015, with the balance of accrued and unpaid interest due at maturity. As amended, principal outstanding under the 2009 Mohegan Tribe promissory note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 through September 30, 2013, (ii) $875,000 per quarter, commencing December 31, 2013 through March 31, 2014, (iii) $875,000 on June 30, 2015 and (iv) $875,000 at maturity.
2012 Mohegan Tribe Minor's Trust Promissory Note
In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan, referred to herein as the 2012 Mohegan Tribe Minor's Trust promissory note. The 2012 Mohegan Tribe Minor's Trust promissory note was amended in June 2014 to extend the maturity date to March 31, 2017. The 2012 Mohegan Tribe Minor's Trust promissory note accrues interest at an annual rate of 10.0%. As amended, accrued interest is payable as follows: (i) quarterly, commencing June 30, 2012 through March 31, 2014, (ii) on July 1, 2014 on the unpaid balance for the period April 1, 2014 through June 30, 2014, (iii) $800,000 per quarter, commencing September 30, 2015 through March 31, 2016 and (iv) quarterly, thereafter on the unpaid balance. As amended, principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 through March 31, 2014, (ii) $500,000 on July 1, 2014 and September 30, 2015, (iii) $1.5 million per quarter, commencing December 31, 2015 through September 30, 2016 and (iv) $10.0 million at maturity.
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
Downs Lodging Credit Facility
In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender, or the Downs Lodging credit facility. The proceeds from the Downs Lodging credit facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun at Pocono Downs. The Downs Lodging credit facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging credit facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging credit facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging credit facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of June 30, 2014, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging credit facility.

Capital Expenditures
The following table presents data related to capital expenditures (in millions, including capitalized interest):

	Capital Expenditures
	Nine Months Ended	Remaining Forecasted	Total Forecasted
	June 30, 2014	Fiscal Year 2014	Fiscal Year 2014
Mohegan Sun:
Maintenance	$11.8	$5.4	$17.2
Development	3.4	—	3.4
Subtotal	15.2	5.4	20.6
Mohegan Sun at Pocono Downs:
Maintenance	2.8	1.7	4.5
Subtotal	2.8	1.7	4.5
Corporate:
Expansion - Project Sunlight	9.0	—	9.0
Subtotal	9.0	—	9.0
Total	$27.0	$7.1	$34.1
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs through a combination of existing cash, cash flows provided by operating activities and draws under our revolving facility.

Interest Expense
The following table presents our interest expense (in thousands, net of capitalized interest):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013
Prior bank credit facility	$—	$5,619	$3,199	$16,896
Prior term loan facility (1)	—	5,367	2,924	16,081
Senior secured credit facility - revolving	507	—	976	—
Senior secured credit facility - term loan A (1)	1,464	—	3,591	—
Senior secured credit facility - term loan B (1)	10,625	—	26,183	—
2009 11 1/2% second lien senior secured notes (1)	—	6	5	18
2012 11 1/2% second lien senior secured notes (1)	—	5,953	3,285	17,839
2012 10 1/2% third lien senior secured notes (1)	—	10,967	—	32,899
2005 6 1/8% senior unsecured notes	—	—	—	402
2013 9 3/4% senior unsecured notes	12,188	—	36,563	—
2004 7 1/8% senior subordinated notes	377	377	1,131	1,171
2005 6 7/8% senior subordinated notes	166	166	498	525
2012 11% senior subordinated notes (1)	7,736	9,465	23,193	28,396
Line of credit	60	—	170	6
2009 Mohegan Tribe promissory note	44	167	196	623
2012 Mohegan Tribe Minor's Trust promissory note	424	473	1,309	1,456
Mohegan Tribe credit facility	—	27	—	121
2013 Mohegan Tribe promissory note	73	73	221	76
Downs Lodging credit facility	1,557	1,557	4,808	4,671
Capital leases	50	94	184	314
Amortization of net deferred gain on settlement of derivative instruments	—	(18)	—	(66)
Amortization of debt issuance costs	1,155	2,670	3,991	7,852
Capitalized interest	—	(584)	(735)	(1,067)
Total interest expense, net of capitalized interest	$36,426	$42,379	$111,692	$128,213
 ___________

(1)	Includes accretion of discount.
Contractual Obligations
The following table presents estimated future payment obligations related to our debt and the timing of those payments as of June 30, 2014 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,748,385	$48,029	$101,020	$1,098,293	$501,043
Interest payments on long-term debt and capital leases	729,856	134,130	275,665	198,186	121,875
Total	$2,478,241	$182,159	$376,685	$1,296,479	$622,918
 ________________________

(1)	Represents payment obligations from July 1, 2014 to June 30, 2015.
There has been no material change to the other contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements and distributions to the Tribe for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for further details regarding risks relating to our sufficiency of resources. Any future investments in Mohegan Sun and Mohegan Sun at Pocono Downs are anticipated to be funded through a combination of existing cash balances, future operating cash flows and draws under our revolving facility. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, and after taking into account restrictive financial covenant requirements, we had approximately $76.2 million of borrowing capacity under the revolving facility and line of credit as of June 30, 2014. Distributions to the Tribe are anticipated to total approximately $50 million for fiscal 2014.
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
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of June 30, 2014, our primary exposure to market risk was interest rate risk associated with our senior secured credit facilities which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the respective facility.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of June 30, 2014 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of June 30, 2014.

	Expected Maturity Date						Total	Fair Value
	2014	2015	2016	2017	2018	Thereafter
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$22,349	$13,405	$52,128	$11,160	$276,158	$508,690	$883,890	$945,733
Average interest rate	7.2%	7.1%	12.4%	9.3%	11.0%	9.6%	10.1%
Variable rate	$3,388	$15,894	$19,019	$19,800	$810,125	—	$868,226	$879,576
Average interest rate (1)	5.1%	5.1%	5.7%	6.6%	7.0%	—	6.0%
_________

(1)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $8.7 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	August 13, 2014	By:	/S/ KEVIN P. BROWN
Kevin P. Brown Chairman and Member, Management Board

Date:	August 13, 2014	By:	/S/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	August 13, 2014	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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