Form 10-K
period 2014-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2014-12-24
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________
FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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
Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:
Casino of the Earth
As of September 30, 2014, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 2,840 slot machines and 145 table games, including blackjack, roulette and craps;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

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

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars; and

•	the Wolf Den, an approximately 10,000-square-foot, 400-seat lounge featuring live entertainment seven days a week.
Casino of the Sky
As of September 30, 2014, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,025 slot machines and 105 table games, including blackjack, roulette and craps;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, a 24-hour coffee shop and three lounges and bars, all operated by us, as well as five full-service restaurants, three quick-service restaurants and a multi-station food court operated by third-parties, for a total restaurant seating of approximately 2,295;

•	The Shops at Mohegan Sun containing 32 retail shops, six of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret theatre;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Lansdowne Irish Pub and Music House, Avalon Nightclub and Vista Lounge, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.
Casino of the Wind
As of September 30, 2014, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 525 slot machines, 25 table games, including blackjack, roulette and craps, and a 42-table themed poker room;

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
Mohegan Sun at Pocono Downs currently operates in an approximately 400,000-square-foot facility, which includes the following as of September 30, 2014:

•	approximately 82,000 square feet of gaming space;

•	approximately 2,330 slot machines, 70 table games, including blackjack, roulette and craps, and an 18-table poker room;

•	live harness racing and simulcast and off-track wagering;

•	a 238-room hotel;

•	approximately 20,000 square feet of convention space;

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
Recent Developments
On November 20, 2014, we furnished a Current Report on Form 8-K which included a press release announcing our consolidated operating results for our fourth fiscal quarter ended September 30, 2014. The accompanying consolidated statement of loss for the fiscal year ended September 30, 2014 differs from the consolidated statement of loss for the fiscal year ended September 30, 2014 included in the earnings press release, primarily to reflect the effect of the refinement of the impairment of Project Horizon based upon updated hotel plans obtained subsequent to the issuance of the earnings press release. The effect of the refinement of the impairment of Project Horizon to the accompanying consolidated statement of loss for the fiscal year ended September 30, 2014 was increased operating expenses which resulted in a $3.6 million increase in our consolidated net loss for the fiscal year ended September 30, 2014.
Strategy
Our overall strategy is to profit from gaming in our core markets, as well as to diversify the Tribe’s business interests within the gaming industry. Mohegan Sun primarily receives patronage from guests residing within 100 miles of Mohegan Sun, which represents our primary market. Mohegan Sun also receives patronage from guests residing within a 100 to 200 mile radius, which represents our secondary market. With the completion of Project Sunburst in 2002, we have developed Mohegan Sun into a full-scale entertainment and destination resort. The addition of Casino of the Wind and Sunrise Square further strengthens our presence in the Northeast United States gaming market. We also have taken significant steps in our diversification efforts with the addition of our Mohegan Sun at Pocono Downs operations and joint venture and management arrangement with the owner of Resorts Casino Hotel in Atlantic City, New Jersey.
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
Management of Resorts Casino Hotel
In 2012, we formed Mohegan Gaming Advisors, LLC, or Mohegan Gaming Advisors, as our wholly-owned unrestricted subsidiary, to pursue gaming opportunities outside the State of Connecticut, including management contracts and consulting agreements for casino and entertainment properties in the United States. Mohegan Gaming Advisors holds 100% membership interests in MGA Holding NJ, LLC and MGA Gaming NJ, LLC, or collectively, the Mohegan New Jersey entities. The Mohegan New Jersey entities were formed to pursue management contracts and consulting agreements in the State of New Jersey. In October 2012, Mohegan Gaming Advisors, through the Mohegan New Jersey entities, entered into a joint venture and management arrangement with the owner of Resorts Casino Hotel in Atlantic City, New Jersey, pursuant to which it is managing the facility.
Cowlitz Project
In July 2004, we formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW, as our wholly-owned unrestricted subsidiary. Mohegan Ventures-NW is one of three current members in Salishan-Mohegan, LLC, or Salishan-Mohegan, which was formed to participate in the Cowlitz Project, a proposed casino to be owned by the Cowlitz Tribe and to be located in Clark County, Washington. Mohegan Ventures-NW, Salishan Company, LLC, an unrelated entity, and a subsidiary of the Tribe hold membership interests in Salishan-Mohegan of 49.15%, 40% and 10.85%, respectively.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time. Under the terms of the development agreement, Salishan-Mohegan will assist in securing financing, as well as administer and oversee the planning, designing, development, construction and furnishing of the proposed casino. The development agreement provides for development fees of 3% of total project costs, as defined under the development agreement. Under the terms of Salishan-Mohegan's operating agreement, development fees will be distributed to Mohegan Ventures-NW. In 2006, Salishan-Mohegan purchased a 152-acre site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States pursuant to the development agreement. Development of the Cowlitz Project is subject to certain governmental and regulatory approvals and agreements, including, but not limited to, a gaming compact with the State of Washington and acceptance of land into trust on behalf of the Cowlitz Tribe by the United States Department of the Interior. The development agreement provides for termination of Salishan-Mohegan’s exclusive development rights if the land is not taken into trust by December 31, 2020. Under the terms of the management agreement, Salishan-Mohegan will manage, operate and maintain the proposed casino for a period of seven years following its opening. The management agreement provides for management fees of 24% of net revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Under the terms of Salishan-Mohegan's operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interest. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC. On August 7, 2014, the Cowlitz Tribe’s Class III Tribal-State gaming compact with the State of Washington became effective with notice of federal approval published in the Federal Register. According to the notice, the compact allows for two gaming facilities, allocates 975 gaming machines for leasing, authorizes the operation of up to 3,000 gaming machines and 125 table games, and is in effect until terminated by written agreement of both parties.
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
In March 2013, two lawsuits challenging a December 2010 decision of the Assistant Secretary - Indian Affairs of the Department of the Interior to take the 152-acre Cowlitz Project site into trust were dismissed on procedural grounds. In April 2013, pursuant to judicial directive, the Department of the Interior issued a new Record of Decision to take the Cowlitz Project site into trust, determining once again that the site will serve as the initial reservation of the Cowlitz Tribe and that the tribe may conduct gaming on such lands under the Indian Gaming Regulatory Act. In June 2013, the plaintiffs in the earlier litigation filed two new lawsuits challenging the new Record of Decision, and, in July 2013, those lawsuits were consolidated. By Notice of Trust Acquisition filed with the court on October 22, 2014, while motions for summary judgment filed by the plaintiffs and the defendants were pending, the federal defendants provided the court notice of the United States Department of the Interior's planned trust acquisition of the Cowlitz Project site, which was the subject of the litigation, on the earlier of: (1) January 21, 2015 and (2) 30 days after a court order granting summary judgment in favor of the federal defendants. On December 12, 2014, a U.S. District Court for the District of Columbia judge entered an order granting summary judgment in favor of the federal defendants, thereby upholding the Record of Decision and denying the federal plaintiffs’ motion. On December 18, 2014, one of the federal plaintiffs, the Confederated Tribes of the Grand Ronde Community of Oregon, filed notice of an appeal of that order to the Court of Appeals for the District of Columbia Circuit. We can provide no assurance as to the outcome of this appeal or any future litigation or that the remaining steps and conditions for the Cowlitz Project site to be taken into trust for gaming will be satisfied or that necessary financing for the development of the proposed casino will be obtained.

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

We also face potential competition from the future expansion of state-licensed gaming in New England, New York and the Northeastern United States, as well as prospective gaming projects under consideration by Indian tribes, including federally-recognized tribes in the State of New York. With the recent addition of table gaming in the states of Rhode Island, Maine, Pennsylvania and Delaware, commercial casino gaming has expanded in the Northeastern United States and is poised to expand further with the licensing of two of three authorized casino resort facilities and one slot-only facility in the Commonwealth of Massachusetts and the selection of three locations in upstate New York for three proposed full-scale casino projects, as well as the authorization of video lottery terminals, or VLTs, at the two off-track wagering facilities in Nassau and Suffolk counties. Tribal gaming projects being pursued by the Mashpee Wampanoag Tribe and Aquinnah Wampanoag Tribe, both located in Massachusetts, and the Shinnecock Indian Nation of New York also increase the possibility of new tribal gaming in the Northeastern United States in the future. In addition, other federally-recognized Indian tribes continue to pursue new gaming projects elsewhere in the Northeastern United States. Under federal law, subsequent to obtaining federal recognition, Indian tribes are subject to certain governmental and regulatory approvals before commencing full-scale gaming operations, including, but not limited to: (1) negotiation and federal approval of a gaming compact with the affected state, (2) acceptance of land into trust by the United States Department of the Interior and (3) federal approval of a tribal gaming ordinance. Indian tribes also may need to negotiate a management agreement and obtain financing to construct a facility. Additionally, groups seeking federal recognition as Indian tribes, as well as federally-recognized Indian tribes, continue efforts to establish or expand reservation lands with an interest in commercial casino gaming on such lands.
We are unable to predict whether changes in federal recognition rules or efforts by federally-recognized Indian tribes or groups seeking federal recognition as Indian tribes will lead to the establishment of additional tribal casino gaming operations in the Northeastern United States. We also are unable to predict whether or when additional commercial casino gaming operations in the Northeastern United States will open. If established, we are uncertain of the impact such casino gaming operations will have on our operations.
Mohegan Sun
The following is a summary of competition affecting Mohegan Sun:
Connecticut
The Tribe’s and the MPT's gaming operations at Mohegan Sun and Foxwoods, respectively, are the only two legally authorized gaming operations in Southern New England offering traditional slot machines and table games. Foxwoods is located approximately 10 miles from Mohegan Sun and reportedly offers approximately 5,800 slot machines and 450 table games, including poker. Foxwoods will be adding a new outlet retail mall to its amenities in mid-2015 which could impact competition in the State of Connecticut.
In July 2013, the MPT reportedly completed a planned restructuring of approximately $2.3 billion of its debt obligations, with approximately $550 million in debt reportedly eliminated. In August 2014, it was reported that the MPT had violated current debt covenants and was in discussions with senior lenders regarding its options.
Rhode Island
The state's two pari-mutuel facilities, Twin River Casino in Lincoln and Newport Grand in Newport, located approximately 60 miles and 55 miles from Mohegan Sun, respectively, reportedly offer approximately 5,600 VLTs, including electronic table game positions. In addition, Twin River Casino reportedly offers approximately 80 table games. In November 2014, a ballot measure to allow table games at Newport Grand passed state-wide, but a required companion measure failed in the City of Newport, thereby defeating the proposed addition of table gaming at Newport Grand.
Massachusetts
In 2011, the Commonwealth of Massachusetts enacted legislation which authorized one slot-only license limited to 1,250 slot machines and up to three casino resort licenses. Penn National Gaming was awarded the slot-only license and reportedly plans to open Plainridge Park Casino in Plainville in June 2015. Each of the three casino resort licenses is restricted to one of three geographic regions of the state: eastern or Boston region, western Massachusetts and southeast region. In November 2014, following the defeat of a ballot question which would have repealed the 2011 legislation, two of the three casino resort licenses were awarded to affiliates of MGM Resorts International and Wynn Resorts Limited. The cities of Revere and Somerville have filed lawsuits challenging the licensing of Wynn Resorts Limited's project in Everett. Applications for the third license are due in 2015.
Maine
Hollywood Casino Bangor in Bangor and Oxford Casino in Oxford are the only two gaming operations in the State of Maine. These two facilities reportedly offer approximately 1,800 slot machines and 40 table games.

New York
Racinos in Yonkers, Queens, Batavia, Hamburg, Nichols, Vernon, Monticello, Saratoga Springs and Farmington reportedly offer approximately 18,000 VLTs, including electronic table game positions. Approximately 10,300 of these VLTs are operated at the two racinos located in or close to New York City - Empire City Casino at Yonkers Raceway in Yonkers, or Empire City, and Resorts World New York in Queens, or Resorts World. Given Empire City's and Resorts World's location in or near New York City, each has a distinct advantage over Mohegan Sun in competing for patrons from the New York metropolitan region.
There are eight federally-recognized Indian tribes in the State of New York. Only three of these federally-recognized Indian tribes, the Oneida Nation of New York, or the Oneida Nation, the Seneca Nation of New York, or the Seneca Nation, and the St. Regis Band of Mohawk Indians of New York, or the St. Regis Mohawk Tribe, currently engage in commercial casino gaming. However, it has been reported that the Shinnecock Indian Nation of New York is considering various sites on or near Long Island for a potential reservation and casino. In addition, several other New York Indian tribes and at least two Indian tribes based in the State of Wisconsin have been pursuing potential gaming projects in the State of New York which, if completed, would add significant gaming space, as well as hotel capacity to the Northeastern United States gaming market.
In 2001, the state legislature passed legislation permitting as many as six new gaming operations by Indian tribes, in addition to those then operated by the Oneida Nation, Seneca Nation and the St. Regis Mohawk Tribe. Under this legislation, three additional gaming operations may be owned and operated by the Seneca Nation, while the remaining three tribal gaming operations may be located in either Ulster County or Sullivan County in the Catskills region of the state, but have not received federal or final state approval to date. The State of New York had reached tentative land claim settlements with various Indian tribes and introduced legislation for as many as five tribal commercial casinos to be located in the Catskills region since that law was first adopted in 2001. However, a 2005 United States Supreme Court decision regarding tribal jurisdiction over Indian tribal lands not held in trust by the United States and subsequent federal court decisions led to the withdrawal of these land claim settlement agreements.
The following is a summary of current gaming operations by federally-recognized Indian tribes in the State of New York:

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
In November 2013, the State of New York's constitution was amended to permit up to seven casinos state-wide as authorized and prescribed by the state legislature. As a result, the state’s Gaming Commission continues to implement the Upstate New York Gaming Economic Development Act, which was adopted in June 2013. Pursuant to this act, the Gaming Commission is responsible for licensing up to four full-scale casinos in three designated upstate New York regions, excluding New York City and nearby counties for the first seven years. Under existing statute, after seven years, three additional casinos may be licensed within the state, excluding New York City, Westchester, Rockland, Nassau or Suffolk counties. In addition, two off-track wagering facilities in Nassau and Suffolk counties are each allowed to add up to 1,000 VLTs. On December 17, 2014, the New York Gaming Facility Location Board, which was responsible for making licensing recommendations to the state's Gaming Commission for up to four full-scale casinos in three designated upstate New York regions, made its recommendations for a total of three full-scale casinos, one in each of the designated regions. The New York Gaming Facility Location Board recommended the licensing of Montreign Resort Casino in Thompson for the Catskill/Hudson Valley region, Rivers Casino and Resort in Schenectady for the Capital region and Lago Casino in Tyre for the Eastern Southern Tier region.
New Jersey
The Atlantic City gaming market consists of eight gaming properties which reportedly offer approximately 17,500 slot machines and 1,300 table games. The State of New Jersey and the Atlantic City gaming market continue to implement legislative reforms adopted in 2011 and public-private initiatives to revitalize gaming in the state. In November 2013, five of the state's casino operators and an Internet gaming licensee on behalf of a sixth casino operator commenced Internet gaming for patrons located within the State of New Jersey. The state also has passed legislation related to sports wagering and is involved in litigation challenging the federal law which restricts legalized sports wagering to certain states.

Mohegan Sun at Pocono Downs
The following is a summary of competition affecting Mohegan Sun at Pocono Downs:
In 2004, the Commonwealth of Pennsylvania passed the Pennsylvania Race Horse Development and Gaming Act, or the Pennsylvania Gaming Act, which permitted the operation of up to 61,000 slot machines at 14 locations throughout the state, 12 of which have commenced operations. In November 2014, the 13th casino license which permits the operation of 5,000 slot machines and 250 table games was awarded to Live! Hotel and Casino, a joint venture between Cordish Cos. and Greenwood Gaming and Entertainment Inc. Live! Hotel and Casino will be located in the City of Philadelphia's stadium district.
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
Mohegan Sun at Pocono Downs faces competition from several facilities in the Commonwealth of Pennsylvania, as well as neighboring states. However, its most immediate competitors are Mount Airy Casino Resort, or Mount Airy, and Sands Casino Resort Bethlehem, or Sands Bethlehem, both of which are located in Northeastern Pennsylvania:

•	Mount Airy-Mount Airy is located approximately 40 miles from Mohegan Sun at Pocono Downs and reportedly offers approximately 1,900 slot machines and 80 table games.

•	Sands Bethlehem-Sands Bethlehem is located approximately 70 miles from Mohegan Sun at Pocono Downs and reportedly offers approximately 3,000 slot machines and 200 table games.
In addition to existing slot machine and table game operations in the Commonwealth of Pennsylvania, Mohegan Sun at Pocono Downs faces existing competition from a VLT facility at the Monticello Raceway in Monticello, New York, approximately 90 miles from Mohegan Sun at Pocono Downs, as well as future competition from the proposed Montreign Resort Casino in Thompson, New York, which will be owned and operated by the same operator of the VLT facility at the Monticello Raceway and located approximately 175 miles from Mohegan Sun at Pocono Downs. Mohegan Sun at Pocono Downs also faces competition from Tioga Downs Casino in Nichols, New York, approximately 100 miles from Mohegan Sun at Pocono Downs.
Mohegan Tribe of Indians of Connecticut
General
The Tribe has lived in a cohesive community for hundreds of years in what is today southeastern Connecticut. The Tribe became a federally-recognized Indian tribe in 1994 and currently has approximately 2,030 members, of which approximately 1,275 are of voting age. The Tribe historically has cooperated with the United States and is proud of the fact that members of the Tribe have fought on the side of the United States in every war from the Revolutionary War to the wars in Iraq and Afghanistan. The Tribe believes that this philosophy of cooperation exemplifies its approach of developing Mohegan Sun and pursuing diversification of its business interests.
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
Governance of the Tribe
The Tribe's Constitution provides for the governance of the Tribe by a Tribal Council, consisting of nine members, and a Council of Elders, consisting of seven members. The registered voters of the Tribe elect all members of the Council of Elders and the Mohegan Tribal Council. Pursuant to an amendment to the Tribe's Constitution in September 2003, the members of both the Council of Elders and the Mohegan Tribal Council are elected on a four-year staggered term basis. The terms for four members of the Council of Elders expire in October 2016, while the terms for the remaining three members expire in October 2018. The terms for four members of the Mohegan Tribal Council expire in October 2015, while the terms for the remaining five members expire in October 2017. Members of the Council of Elders must be at least 55 years of age when elected, while members of the Mohegan Tribal Council must be at least 21 years of age when elected. The members of the Mohegan Tribal Council also serve as members and officers on our Management Board.
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
Below is a description of certain information regarding judges currently serving on the Gaming Disputes Court:
Paul M. Guernsey, Chief Judge. Age: 64. Judge Guernsey has served on the Gaming Disputes Court since 1996. He was appointed Acting Chief Judge in November 1999 and Chief Judge in January 2000. Judge Guernsey also served as Fact Finder for the New London Judicial District from 1990 to 1992 and as State of Connecticut Attorney Trial Referee, Judicial District of New London, since 1992.
F. Owen Eagan, Judge. Age: 84. Judge Eagan was appointed to the Gaming Disputes Court in 1996. He served as United States Magistrate Judge from 1975 to 1996 and was formerly Assistant United States Attorney for the District of Connecticut and United States Attorney for the District of Connecticut. He also served as an adjunct law faculty member at Western New England College School of Law.

Frank A. Manfredi, Judge. Age: 63. Judge Manfredi was appointed to the Gaming Disputes Court in 2001. He has been a partner at Cotter, Greenfield, Manfredi & Lanes, P.C., since 1983. Judge Manfredi also has served as State of Connecticut Attorney Trial Referee since 1993, State of Connecticut Attorney Fact Finder since 1992 and Town Attorney for the Town of Preston since 1988.
Jeffrey A. McNamara, Judge. Age: 55. Judge McNamara was appointed to the Gaming Disputes Court in 2012. He has served as a Probate Judge for the Niantic Regional Probate Court since 2010 and had been a Probate Judge for the District of East Lyme from 1988 to 2010. Judge McNamara has also served as a State of Connecticut Attorney Trial Referee for the Judicial District of New London since 2011. Judge McNamara has been a member of the Executive Committee for Probate Administration since 2009.
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
Below is a description of certain information regarding the commissioners serving in the Workers' Compensation Department:
Giancarlo Rossi, Chief Commissioner. Age: 65. Mr. Rossi was appointed Chief Commissioner of the Workers' Compensation Department in September 2004. Mr. Rossi is a practicing attorney with over 20 years of workers' compensation experience in the State of Connecticut.
Louis M. Pacelli, Commissioner. Age: 60. Mr. Pacelli was appointed Commissioner of the Workers' Compensation Department in September 2004. Mr. Pacelli is a partner in the law firm of Grillo and Pacelli, LLC and has practiced general law, including workers' compensation matters, for over 20 years in the State of Connecticut.
Mohegan Tribal Gaming Authority
We were established by the Tribe in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board. See “Mohegan Tribe of Indians of Connecticut” and “Part III. Item 10. Directors, Executive Officers and Corporate Governance.”
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
In connection with certain of our contractual arrangements, including substantially all of our outstanding indebtedness, we, the Tribe, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and to the extent applicable, Mohegan Commercial Ventures-PA, LLC, Downs Racing, Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P., or collectively the Pocono Downs subsidiaries, MTGA Gaming and certain of our subsidiaries and entities have agreed to waive our and their respective sovereign immunity from unconsented suit to permit any court of competent jurisdiction to: (1) enforce and interpret the terms of our applicable outstanding indebtedness, and award and enforce the award of damages owing as a consequence of a breach thereof, whether such award is the product of litigation, administrative proceedings, or arbitration, (2) determine whether any consent or approval of the Tribe or us has been granted improperly or withheld unreasonably, (3) enforce any judgment prohibiting the Tribe or us from taking any action, or mandating or obligating the Tribe or us to take any action, including a judgment compelling the Tribe or us to submit to binding arbitration and (4) adjudicate any claim under the Indian Civil Rights Act of 1968, 25 U.S.C. § 1302 (or any successor statute).
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
IGRA requires that the NIGC review tribal gaming ordinances and authorizes the NIGC to approve such ordinances only if they meet specific requirements relating to: (1) the ownership, security, personnel background, record keeping and auditing of a tribe's gaming enterprises, (2) the use of the revenues from such gaming and (3) the protection of the environment and the public health and safety. The Tribe adopted its gaming ordinance in July 1994, and the NIGC approved the gaming ordinance in November 1994.
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
Class I Gaming on Indian lands is within the exclusive jurisdiction of the Indian tribe and is not subject to IGRA. Class II Gaming is permitted on Indian lands if: (1) the state in which the Indian lands lie permits such gaming for any purpose by any person, organization or entity, (2) the gaming is not otherwise specifically prohibited on Indian lands by federal law, (3) the gaming is conducted in accordance with a tribal ordinance or resolution which has been approved by the NIGC, (4) an Indian tribe has sole proprietary interest and responsibility for the conduct of gaming, (5) the primary management officials and key employees are tribally licensed and (6) several other requirements are met. Class III Gaming is permitted on Indian lands if the conditions applicable to Class II Gaming are met, and in addition, the gaming is conducted in conformance with the terms of a tribal-state compact (a written agreement between the tribal government and the government of the state within whose boundaries the tribe's lands lie).

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
(5) Any enterprise providing gaming services or gaming equipment to the Tribe is required to hold a valid and current gaming services registration issued by the State of Connecticut gaming agency.
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
(8) Tribal ordinances and regulations governing health and safety standards at the gaming facility shall be no less rigorous than certain State of Connecticut standards.

(9) Service of alcoholic beverages within the gaming facility is subject to regulation by the State of Connecticut.
(10) The Tribe waives any defense which it may have by virtue of sovereign immunity with respect to any action brought by the State of Connecticut to enforce the Mohegan Compact in the United States District Court for the District of Connecticut.
In May 1994, the Tribe and the State of Connecticut entered into the MOU, which sets forth certain matters regarding the implementation of the Mohegan Compact. The MOU stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut. This payment is known as the Slot Win Contribution. For each 12-month period commencing July 1, 1995, the Slot Win Contribution shall be the lesser of: (1) 30% of gross revenues from slot machines or (2) the greater of (a) 25% of gross revenues from slot machines or (b) $80.0 million. The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino games within the State of Connecticut except those operations consented to by the Tribe and the MPT.
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
Priority Distribution Agreement
In August 2001, we and the Tribe entered into an agreement, or the priority distribution agreement, which stipulates that we must make monthly payments to the Tribe to the extent of our net cash flow, as defined under the priority distribution agreement. The priority distribution agreement, which has a perpetual term, limits the maximum aggregate priority distribution payments in each calendar year to $14.0 million, as adjusted annually in accordance with a formula specified in the priority distribution agreement to reflect the effects of inflation. Payments under the priority distribution agreement: (1) do not reduce our obligations to reimburse the Tribe for governmental and administrative services provided by the Tribe or to make payments under any other agreements with the Tribe, (2) are limited obligations and are payable only to the extent of our net cash flow, as defined under the priority distribution agreement and (3) are not secured by a lien or encumbrance on any of our assets or properties. We pay additional priority distributions to the Tribe in compliance with restrictive financial covenants under our bank credit facilities, line of credit and note indentures, and exclusive of priority distributions under the priority distribution agreement, as described in this Annual Report on Form 10-K under “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence. Transactions between the Authority and the Authority’s Subsidiaries and the Tribe.”

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
Default Remedies
We will be in default under the agreement if, subject to the notice provisions, we fail to make lease payments or comply with covenants under the agreement or if we pledge, encumber or convey our interest in violation of the terms of the agreement. Following a default, the Tribe may, with approval from the Secretary of the Interior, terminate the agreement unless a permitted mortgage remains outstanding with respect to the property. In such case, the Tribe may not: (1) terminate the agreement or our right to possession of the property, (2) exercise any right of re-entry, (3) take possession of and/or relet the property or any portion thereof or (4) enforce any other right or remedy, which may materially and adversely affect the rights of the holder of the permitted mortgage, unless the default triggering such rights was a monetary default of which such holder failed to cure after notice.
Cowlitz Project
In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time. Under the terms of the development agreement, Salishan-Mohegan will assist in securing financing, as well as administer and oversee the planning, designing, development, construction and furnishing of the proposed casino. The development agreement provides for development fees of 3% of total project costs, as defined under the development agreement. Under the terms of Salishan-Mohegan's operating agreement, development fees will be distributed to Mohegan Ventures-NW. In 2006, Salishan-Mohegan purchased a 152-acre site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States pursuant to the development agreement.

Development of the Cowlitz Project is subject to certain governmental and regulatory approvals and agreements, including, but not limited to, a gaming compact with the State of Washington and acceptance of land into trust on behalf of the Cowlitz Tribe by the United States Department of the Interior. The development agreement provides for termination of Salishan-Mohegan’s exclusive development rights if the land is not taken into trust by December 31, 2020. Under the terms of the management agreement, Salishan-Mohegan will manage, operate and maintain the proposed casino for a period of seven years following its opening. The management agreement provides for management fees of 24% of net revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Under the terms of Salishan-Mohegan's operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interest. The management agreement is subject to approval by the NIGC. On August 7, 2014, the Cowlitz Tribe’s Class III Tribal-State gaming compact with the State of Washington became effective with notice of federal approval published in the Federal Register. According to the notice, the compact allows for two gaming facilities, allocates 975 gaming machines for leasing, authorizes the operation of up to 3,000 gaming machines and 125 table games, and is in effect until terminated by written agreement of both parties.
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
In March 2013, two lawsuits challenging a December 2010 decision of the Assistant Secretary - Indian Affairs of the Department of the Interior to take the 152-acre Cowlitz Project site into trust were dismissed on procedural grounds. In April 2013, pursuant to judicial directive, the Department of the Interior issued a new Record of Decision to take the Cowlitz Project site into trust, determining for a second time that the site will serve as the initial reservation of the Cowlitz Tribe and that the tribe may conduct gaming on such lands under the Indian Gaming Regulatory Act. In June 2013, the plaintiffs in the earlier litigation filed two new lawsuits challenging the new Record of Decision, and, in July 2013, those lawsuits were consolidated. By Notice of Trust Acquisition filed with the court on October 22, 2014, while motions for summary judgment filed by the plaintiffs and the defendants were pending, the federal defendants provided the court notice of the United States Department of the Interior's planned trust acquisition of the Cowlitz Project site, which was the subject of the litigation, on the earlier of: (1) January 21, 2015 and (2) 30 days after a court order granting summary judgment in favor of the federal defendants. On December 12, 2014, a U.S. District Court for the District of Columbia judge entered an order granting summary judgment in favor of the federal defendants, thereby upholding the Record of Decision and denying the federal plaintiffs’ motion. On December 18, 2014, one of the federal plaintiffs, the Confederated Tribes of the Grand Ronde Community of Oregon, filed notice of an appeal of that order to the Court of Appeals for the District of Columbia Circuit. We can provide no assurance as to the outcome of this appeal or any future litigation or that the remaining steps and conditions for the Cowlitz Project site to be taken into trust for gaming will be satisfied or that necessary financing for the development of the proposed casino will be obtained.
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
The term loan A facility amortizes in equal quarterly installments in an aggregate annual amount equal to 5.0% of the original principal amount for the first year after the closing date, 7.5% of the original principal amount for the second year after the closing date and 10.0% of the original principal amount in each year thereafter, with the balance payable on the maturity date of the term loan A facility. The term loan B facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount. Amortization of the term loan A facility and term loan B facility began the first full fiscal quarter after the closing date. The proceeds from the term loan A facility and term loan B facility, together with a drawing under the revolving facility, were used to satisfy in full all amounts due under our prior bank credit facilities, to repurchase or redeem all of our outstanding 2009 and 2012 second lien senior secured notes and to otherwise satisfy and discharge the obligations in respect of such notes and to pay related fees and expenses. The revolving facility will otherwise be available for general corporate purposes.
As of September 30, 2014, amounts outstanding under the revolving facility, term loan A facility and term loan B facility totaled $37.0 million, $120.3 million and $724.5 million, respectively. As of September 30, 2014, letters of credit issued under the revolving facility totaled $2.9 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, and after taking into account restrictive financial covenant requirements, we had approximately $57.1 million of borrowing capacity under the revolving facility and line of credit as of September 30, 2014.
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
In March 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2005 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 senior subordinated notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 senior subordinated notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million 2005 senior subordinated notes remains outstanding as of September 30, 2014. We plan to repay the outstanding 2005 senior subordinated notes, including accrued interest, at maturity with cash on hand and drawings under the revolving facility.
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
In August 2013, we repurchased an aggregate principal amount of $69.0 million 2012 senior subordinated notes. An aggregate principal amount of $275.2 million 2012 senior subordinated notes remains outstanding as of September 30, 2014.
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
Line of Credit
In November 2013, in connection with the new senior secured credit facilities, we entered into a new $16.5 million revolving credit facility with Bank of America, N.A., or the line of credit. The line of credit is coterminous with the senior secured credit facilities. Pursuant to provisions of the senior secured credit facilities, under certain circumstances, the line of credit may be converted into loans under the senior secured credit facilities. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. As of September 30, 2014, amounts outstanding under the line of credit totaled $3.0 million. Borrowings under the line of credit are uncollateralized obligations. The line of credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the senior secured credit facilities.
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
Downs Lodging Credit Facility
In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender, or the Downs Lodging credit facility. The proceeds from the Downs Lodging credit facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun at Pocono Downs. The Downs Lodging credit facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging credit facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging credit facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging credit facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of September 30, 2014, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging credit facility.

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
From 1991 through 1993, United Nuclear Corporation commissioned environmental audits and soil sampling programs which detected, among other things, volatile organic chemicals, heavy metals and fuel hydrocarbons in the soil and groundwater. The Connecticut Department of Environmental Protection, or the DEP, reviewed the environmental audits and reports and established cleanup requirements for the site. In December 1994, the DEP approved United Nuclear Corporation’s remedial plan, which determined that groundwater remediation was unnecessary because although the groundwater beneath the site was contaminated, it met the applicable groundwater criteria given the classification of the groundwater under the site. In addition, extensive remediation of contaminated soil and additional investigation were completed to achieve the DEP’s cleanup criteria and demonstrate that the remaining soil complied with applicable cleanup criteria. Initial construction at the site also involved extensive soil excavation. According to data gathered in a 1995 environmental report commissioned by United Nuclear Corporation, remediation is complete and is consistent with the applicable Connecticut cleanup requirements. The DEP has reviewed and approved the cleanup activities at the site, and, as part of the DEP’s approval, United Nuclear Corporation was required to perform post-closure groundwater monitoring at the site to ensure the adequacy of the cleanup. In addition, under the terms of United Nuclear Corporation’s environmental certification and indemnity agreement with the Department of the Interior (which took the former United Nuclear Corporation land into trust for the Tribe), United Nuclear Corporation agreed to indemnify the Department of the Interior for environmental actions and expenses based on acts or conditions existing or occurring as a result of United Nuclear Corporation’s activities on the property.
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
We did not incur any material costs related to the above environmental matters for the fiscal years ended September 30, 2014, 2013 and 2012. Notwithstanding the foregoing, no assurance can be given that existing environmental studies revealed all environmental liabilities, or that future laws, ordinances or regulations will not impose any material environmental liability or that a material environmental condition does not otherwise currently exist.
Employees and Labor Relations
As of September 30, 2014, the Connecticut facilities employed approximately 5,280 full-time employees and 1,925 seasonal, part-time and on-call employees. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except key personnel, the Connecticut facilities are obligated to give first preference to qualified members of the Tribe and then to enrolled members of other Indian tribes. See “Certain Relationships and Related Transactions.” None of the Connecticut facilities' employees are covered by collective bargaining agreements.
As of September 30, 2014, Mohegan Sun at Pocono Downs employed approximately 1,055 full-time employees and 900 seasonal, part-time and on-call employees. Certain of our Mohegan Sun at Pocono Downs’ employees are represented under collective bargaining agreements between Downs Racing and either, the International Union of Operating Engineers Local Union 542C, or Local Union 542C, or Teamsters Local No. 401, or Local No. 401. The agreement with Local Union 542C expires on March 31, 2018 and relates to equipment and heavy equipment operators. The agreement with Local No. 401 expires on January 31, 2017 and relates to truck drivers and maintenance employees.

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
We currently have and will continue to have a substantial amount of indebtedness. As of September 30, 2014, our debt totaled approximately $1.7 billion.
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

In addition, our senior secured credit facilities and the indentures governing our existing senior and senior subordinated notes contain, and the agreements evidencing or governing other future indebtedness may contain, restrictive covenants that limit our ability to engage in activities that may be in our best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the required repayment of some or all of our indebtedness.
We, the Tribe and our wholly-owned subsidiaries may not be subject to federal bankruptcy laws, which could impair the ability of creditors to participate in the realization on our or our subsidiaries' assets or the restructuring of related liabilities if we are unwilling or unable to meet our debt service obligations.
We, the Tribe and our wholly-owned subsidiaries that are Tribal entities may or may not be subject to, or permitted to seek protection under, federal bankruptcy laws since an Indian tribe and us, as an instrumentality of the Tribe, may or may not be eligible to be a debtor under the U.S. Bankruptcy Code. Therefore, our creditors may not be able to seek liquidation of our or any of the other Tribal entities' assets or other action under federal bankruptcy laws. Also, the Gaming Disputes Court may lack powers typically associated with a federal bankruptcy court, such as the power to non-consensually alter liabilities, direct the priority of creditors' claims and liquidate certain assets. The Gaming Disputes Court is a court of limited jurisdiction and may not have jurisdiction over all creditors of ours or our subsidiaries or over all of the territory in which we and our subsidiaries carry on business.
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
Our ability to make payments on and to refinance our indebtedness will depend upon our ability to generate cash flows from operations in the future and current and future economic and credit market conditions. Our ability to generate cash flows is subject to financial, economic, political, competitive, regulatory and other factors beyond our control. We continue to monitor revenues and manage expenses and enhance operating efficiencies to ensure continued compliance with our financial covenant requirements under both our senior secured credit facilities and note indentures. While we anticipate that we will remain in compliance with all covenant requirements for all periods prior to maturity, we may need to increase revenues or offset any future declines in revenues by implementing further cost containment and other initiatives in order to maintain compliance with these financial covenant requirements. If we are unable to satisfy our financial covenant requirements, we would need to obtain waivers or consents; however, we can provide no assurance that we would be able to obtain such waivers or consents. If we are unable to obtain such waivers or consents, we would be in default under our debt documents, which may result in cross-defaults under our other outstanding indebtedness and allow our lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of our outstanding indebtedness. If such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary to repay such accelerated indebtedness.

There also is a risk that the banks that participate in our senior secured credit facilities may not be able to perform when we request additional funds to be advanced to us under our senior secured credit facilities. If funds are not available to be drawn under the terms of our senior secured credit facilities, we may not be able to secure additional financing.
Restrictions contained in our senior secured credit facilities and the indentures to which we are a party may impose limits on our ability to pursue our business strategies.
Our senior secured credit facilities and the indentures to which we are a party contain customary operating and financial restrictions that limit our discretion on various business matters. These restrictions include, among other things, covenants limiting our ability to:

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
Our senior secured credit facilities require us to maintain a fixed charge coverage ratio and not to exceed certain ratios of secured leverage and total leverage, as defined under the senior secured credit facilities. If these ratios are not maintained or are exceeded, as applicable, it may not be possible for us to borrow additional funds to meet our financial obligations.
In addition, our indentures place certain limitations on our ability to incur indebtedness. Under these indentures, we are generally able to incur indebtedness that otherwise may be restricted, provided we meet a minimum fixed charge coverage ratio, as defined. If we were to fall below the minimum fixed charge coverage ratio, our ability to incur additional debt would be limited and subject to other applicable exceptions contained in the indentures, and the options available to us to refinance our existing indebtedness would be restricted. We may need to obtain waivers or consents from our lenders in order to obtain additional debt or refinance our existing debt on satisfactory terms; however, we cannot assure you that we would be able to obtain such waivers or consents. In such event, it may not be possible for us to borrow additional funds to meet our obligations or refinance our maturities. At September 30, 2014, we were below the minimum fixed charge coverage ratio.
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
We receive and evaluate various opportunities to diversify our business interests. These opportunities primarily include the development and/or management of, investment in, or ownership of other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. We are currently pursuing the Cowlitz Project in Clark County,

Washington, and evaluating other opportunities in various jurisdictions. These efforts may require various levels of regulatory or legislative approval, and may require the commitment of financial and capital resources, and a failure to achieve any such approval or to obtain or generate sufficient funds to meet such financial or capital requirements may result in the termination of the respective project. Additionally, there can be no assurance that we will continue to pursue any of these opportunities or that any of them will be consummated.
The loss of a key management member could have a material adverse effect on us, Mohegan Sun and Mohegan Sun at Pocono Downs.
Our success depends in large part on the continued service of key management personnel. The loss of services of key management personnel could have a material adverse effect on our business, operating results and financial condition. Our key management personnel are currently retained pursuant to employment agreements.
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
In accordance with authoritative guidance issued by the Financial Accounting Standards Board pertaining to goodwill and other intangible assets, we assess the goodwill associated with our acquisition of the Pennsylvania Facilities and certain other intangible assets at least annually for impairment by comparing the fair value of the goodwill or such intangible asset to its carrying value. In the event the carrying value of the goodwill or intangible asset exceeds its fair value, the goodwill or other intangible asset would be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our financial condition. We describe the process for testing goodwill and other intangible assets for impairment and the results of our testing for fiscal 2014 and 2013 more thoroughly in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Critical Accounting Policies and Estimates” of this Annual Report on Form 10-K under the headings “Goodwill” and “Other Intangible Assets” and in Note 2 to our consolidated financial statements, under the headings “Goodwill” and “Other Intangible Assets.”

Risks Related to Mohegan Sun
We face intense competition in our primary market from Foxwoods.
The existing gaming industry in our primary market is highly competitive. We primarily compete with Foxwoods which is located approximately 10 miles from Mohegan Sun and is reportedly one of the largest gaming facilities in the United States in terms of total gaming positions. Foxwoods has been in operation for more than 22 years. Foxwoods will be adding a new outlet retail mall to its amenities in mid-2015 which could impact competition in our primary market.
In addition to Foxwoods, we also face competition from gaming facilities elsewhere in our market areas.
While Mohegan Sun and Foxwoods are the only two current gaming operations in Southern New England offering traditional slot machines and table games, we also face competition from gaming facilities in the states of Rhode Island, New York and New Jersey. In addition, we face competition in and from the Northeastern Pennsylvania gaming market. Racinos in Yonkers, Queens, Batavia, Hamburg, Nichols, Vernon, Monticello, Saratoga Springs and Farmington, New York, reportedly operate approximately 18,000 VLTs, including electronic table game positions. While Twin River Casino and Newport Grand in the State of Rhode Island reportedly offer approximately 5,600 VLTs, including electronic table game positions. Twin River Casino also reportedly offers approximately 80 table games. Given the geographic proximity of Empire City and Resorts World to New York City and Twin River to Boston, these facilities may have a distinct advantage over Mohegan Sun in competing for patrons from the New York and Boston metropolitan regions. We also compete for patrons with casinos in Atlantic City, New Jersey. Many of these casinos may have greater resources, operating experience and name recognition than Mohegan Sun. In addition, the State of New Jersey and the Atlantic City gaming market continue to implement legislative reforms adopted in 2011 and public-private initiatives to revitalize gaming in the state.
New entrants in our market areas or the expansion of on-line gaming could adversely affect our operations and our ability to meet our financial obligations.
With the recent addition of table gaming in the states of Rhode Island, Maine, Pennsylvania and Delaware, commercial casino gaming has expanded in the Northeastern United States and is poised to expand further with the licensing of two of three authorized casino resort facilities and one slot-only facility in the Commonwealth of Massachusetts and the selection of three locations in upstate New York for three proposed full-scale casino projects, as well as the authorization of VLTs at the two off-track wagering facilities in Nassau and Suffolk counties.
Tribal gaming projects being pursued by the Mashpee Wampanoag Tribe and Aquinnah Wampanoag Tribe, both located in Massachusetts, and the Shinnecock Indian Nation of New York also increase the possibility of new tribal gaming in the Northeastern United States in the future. In addition, other federally-recognized Indian tribes continue to pursue new gaming projects elsewhere in the Northeastern United States. Additionally, groups seeking federal recognition as Indian tribes, as well as federally-recognized Indian tribes, continue efforts to establish or expand reservation lands with an interest in commercial casino gaming on such lands. In addition, Indian tribal groups from the State of Connecticut whose petitions have been rejected in recent years by the BIA may be successful with appeals or reconsiderations of those petitions.

Furthermore, the states of Nevada, New Jersey and Delaware have passed legislation to license and tax Internet poker and other on-line gaming conducted on an intra-state basis or with other states by compact, while new federal on-line gaming legislation has been introduced in Congress. State lotteries in the states of New York and Illinois also have sought and received favorable opinions from the U.S. Department of Justice on their ability to conduct certain activities on-line under federal law. In addition, the State of New Jersey has passed legislation related to sports wagering and is involved in litigation challenging the federal law which restricts legalized sports wagering to certain states.

Based on our analysis of existing and potential gaming in our market areas, we believe that competition will continue to increase in the future. We are unable to predict whether any of the efforts discussed above by commercial casino gaming operators, federally-recognized Indian tribes or groups seeking federal recognition as Indian tribes will be successful. We also are unable to predict whether on-line gaming legislation will be adopted on a federal basis, an intra-state basis in one or more states, other than the states of Nevada, New Jersey and Delaware, or among more than one state under a multi-state compact. In addition, we are unable to predict the impact of the Nevada, New Jersey and Delaware Internet gaming legislation or any such additional legislation on our business. Additionally, we are unable to predict whether on-line gaming or sports wagering will be expanded under existing law on an intra-state or national basis. If new gaming operations are established or existing gaming operations are expanded, we are uncertain of the impact that such gaming operations will have on our operations and our ability to meet our financial obligations.
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
The lingering effects of the most recent economic recession have had a negative impact on the lodging industry and on our financial results. The continuation of, or adverse changes in, these conditions could further adversely affect our hotel's financial performance and results of operations.
Our obligations under the relinquishment agreement could affect adversely our financial condition and prevent us from fulfilling our financial obligations.
Pursuant to the terms of the relinquishment agreement, we are required, among other things, to pay TCA 5% of certain revenues (as defined under the relinquishment agreement) generated by certain areas of Mohegan Sun during the 15-year period which commenced on January 1, 2000. Relinquishment payments totaled $49.5 million, $51.1 million and $54.3 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
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
Mohegan Sun at Pocono Downs faces competition from several gaming facilities in the Commonwealth of Pennsylvania, as well as neighboring states. Our closest competitors are Mount Airy and Sands Bethlehem, both of which are located in Northeastern Pennsylvania, approximately 40 miles and 70 miles from Mohegan Sun at Pocono Downs, respectively. The development of other gaming facilities in the Commonwealth of Pennsylvania also may impact the competitive environment for Mohegan Sun at Pocono Downs.
In addition to existing slot machine and table game operations in the Commonwealth of Pennsylvania, Mohegan Sun at Pocono Downs faces competition from the VLT facility at the Monticello Raceway in Monticello, New York, approximately 90 miles from Mohegan Sun at Pocono Downs, as well as future competition from the proposed Montreign Resort Casino in Thompson, New York, which will be owned and operated by the same operator of the VLT facility at the Monticello Raceway and located approximately 175 miles from Mohegan Sun at Pocono Downs. Additionally, Mohegan Sun at Pocono Downs faces competition from Tioga Downs Casino in Nichols, New York, approximately 100 miles from Mohegan Sun at Pocono Downs. Expanded gaming in the states of Maryland, Ohio, New Jersey, Delaware and West Virginia may affect overall gaming in the Commonwealth of Pennsylvania, the OTW facilities and other gaming facilities with which Mohegan Sun at Pocono Downs compete for patrons.
We are unable to predict the impact of existing and potential competition in our market area and its impact on our operations and ability to meet our financial obligations.
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
The Mohegan Sun Golf Club is located in Sprague and Franklin, Connecticut, approximately 15 miles from Mohegan Sun.
Mohegan Sun at Pocono Downs is located on a 400-acre site in Plains Township, Pennsylvania. We also own OTW facilities located in Carbondale and Lehigh Valley (Allentown), Pennsylvania, and lease an OTW facility located in East Stroudsburg, Pennsylvania.
Salishan-Mohegan owns land located in Clark County, Washington, for the purposes of developing a proposed casino to be owned by the Cowlitz Tribe. The land shall be transferred to the Cowlitz Tribe or the United States upon the underlying property being accepted to be taken into trust by the United States Department of the Interior.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
We have not issued or sold any equity securities.

Item 6. Selected Financial Data.

	As of or for the Fiscal Years Ended September 30,
	2014	2013	2012	2011	2010
Operating Results:
Gross revenues	$1,391,662	$1,435,885	$1,498,510	$1,527,188	$1,539,626
Promotional allowances	(98,944)	(95,857)	(99,197)	(108,809)	(117,664)
Net revenues	$1,292,718	$1,340,028	$1,399,313	$1,418,379	$1,421,962
Income from operations (1)	$181,408	$229,506	$225,424	$238,404	$139,257
Other expenses, net (2)	(205,966)	(181,964)	(164,183)	(126,561)	(131,803)
Net income (loss)	(24,558)	47,542	61,241	111,843	7,454
Loss attributable to non-controlling interests	380	2,784	2,019	2,134	2,258
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$(24,178)	$50,326	$63,260	$113,977	$9,712
Other Data:
Interest expense, net of capitalized interest	$147,933	$170,150	$146,057	$117,710	$116,784
Capital expenditures incurred	$32,628	$66,053	$43,642	$46,477	$43,544
Net cash flows provided by operating activities	$73,016	$102,951	$176,997	$194,278	$170,506
Balance Sheet Data:
Total assets	$2,055,960	$2,136,150	$2,236,146	$2,203,196	$2,200,623
Long-term debt and capital leases, net of current portions	$1,701,723	$1,654,731	$1,655,943	$823,951	$1,601,471
 __________

(1)
Operating costs and expenses, included in income from operations, include non-cash relinquishment liability reassessment credits of $1.9 million, $249,000, $11.4 million, $8.8 million and $26.5 million in fiscal 2014, 2013, 2012, 2011 and 2010, respectively. A discussion of the relinquishment liability may be found in Notes 2 and 11 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K. Operating costs and expenses also include impairment charges of $5.0 million and $58.1 million in fiscal 2014 and 2010, respectively. A discussion of these impairment charges may be found in Note 4 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K.

(2)
Other expenses, net, include accretion of discount to the relinquishment liability of $2.2 million, $5.0 million, $8.2 million, $11.4 million and $15.4 million in fiscal 2014, 2013, 2012, 2011 and 2010, respectively. A discussion of the accretion of discount to the relinquishment liability may be found in Notes 2 and 11 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K. Other expenses, net, also include losses on early extinguishment of debt of $62.0 million, $11.5 million and $14.3 million in fiscal 2014, 2013 and 2012, respectively. In addition, other expenses, net, include interest expense, net of capitalized interest.

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
The largest component of revenues is gaming revenues, which are recognized as amounts wagered less prizes paid out, and comprised primarily of revenues from slot machines and table games. Revenues from slot machines are the largest component of gaming revenues. Gross slot revenues, also referred to as gross slot win, represent all amounts wagered by patrons on slot machines reduced by: (1) free promotional slot plays redeemed, (2) winnings paid out and (3) slot tickets issued. Pursuant to the

Mohegan Compact and requirements of our Category One slot machine license, we report gross slot revenues and other statistical information related to slot machine operations to the State of Connecticut and the Commonwealth of Pennsylvania. On a monthly basis, we also post such information on our website at www.mtga.com.
Other commonly used slot machine related terms include base jackpots, progressive slot machines, progressive jackpots, net slot revenues, slot handle, gross slot hold percentage, net slot hold percentage, rated players and slot win efficiency. Base jackpots represent the fixed minimum amount of payouts for a specific combination. We record base jackpots as reductions to revenues when we become obligated to pay such jackpots. Progressive slot machines retain a portion of each amount wagered and aggregate the retained amounts with similar amounts from other slot machines in order to create one-time payouts that are substantially larger than those paid in the ordinary course of play. We refer to such aggregated amounts as progressive jackpots. Wide-area progressive jackpot amounts are paid by third-party vendors and remitted as a weekly payment to each vendor based on a percentage of slot handle for each wide-area progressive slot machine. We accrue in-house progressive jackpot amounts until paid, and such accrued amounts are deducted from gross slot revenues, along with wide-area progressive jackpot amounts to arrive at net slot revenues, also referred to as net slot win. Net slot revenues are included in gaming revenues in our consolidated statements of income (loss). Slot handle is the total amount wagered by patrons on slot machines, including free promotional slot plays. Gross slot hold percentage is gross slot revenues as a percentage of slot handle. Net slot hold percentage is net slot revenues as a percentage of slot handle. Rated players are patrons whose gaming activities are tracked under our Momentum program. Slot win efficiency is a measure of our percentage of gross slot revenues in a market area compared to the percentage of the slot machines we operate in that market area.
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
Promotional Allowances
We operate a program, without membership fees, for patrons at Mohegan Sun, Mohegan Sun at Pocono Downs and our managed property, Resorts Casino Hotel in Atlantic City, New Jersey, or Resorts Atlantic City. This program provides complimentary food and beverage, hotel, retail, entertainment and other services to patrons, as applicable, based on Momentum Dollars that are awarded for patrons’ gaming activities. Momentum Dollars may be utilized to purchase, among other things, items at retail stores and restaurants located within Mohegan Sun, Mohegan Sun at Pocono Downs and Resorts Atlantic City. Momentum Dollars also may be utilized at The Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center, as well as to purchase hotel services and tickets to entertainment events held at facilities located at Mohegan Sun, Mohegan Sun at Pocono Downs and Resorts Atlantic City. The retail value of these complimentary items is included in gross revenues when redeemed at facilities operated by us and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of complimentary items redeemed at third-party outlets is charged to gaming costs and expenses.
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

Income from Operations
Income from operations represents net revenues less total operating costs and expenses. Income from operations excludes accretion of discount to the relinquishment liability, interest income and expense, loss on early extinguishment of debt, other non-operating income and expense and loss attributable to non-controlling interests.
Reassessment and Accretion of Discount to the Relinquishment Liability
In February 1998, we entered into a relinquishment agreement with Trading Cove Associates, or TCA. The relinquishment agreement provides, among other things, that we make certain payments to TCA out of, and determined as a percentage of, revenues, as defined under the relinquishment agreement, generated by Mohegan Sun over a 15-year period from January 1, 2000 through December 31, 2014. We have recorded a relinquishment liability based on the estimated present value of our obligations under the relinquishment agreement. We reassess projected revenues and consequently the relinquishment liability: (1) annually in conjunction with our budgeting process or (2) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. In addition, we recognize a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since the calculation of this liability requires a high level of estimates and judgments (including those related to projected revenues and impact and timing of future competition), future events that affect such estimates and judgments may cause the actual liability to materially differ from the current estimate.
Results of Operations
Summary Operating Results
As of September 30, 2014, we own and operate, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise, and the Mohegan Sun Golf Club, or collectively, the Connecticut facilities, and the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise and the Mohegan Sun Golf Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania facilities. Our operations related to investments in unconsolidated affiliates and certain other Corporate and management operations have not been identified as separate reportable segments, therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2014	2013	2012	14 vs. 13	13 vs. 12	14 vs. 13	13 vs. 12
Net revenues:
Mohegan Sun	$995,100	$1,042,078	$1,084,017	$(46,978)	$(41,939)	(4.5)%	(3.9)%
Mohegan Sun at Pocono Downs	296,578	296,648	314,999	(70)	(18,351)	—%	(5.8)%
Corporate and other	5,391	1,302	297	4,089	1,005	314.1%	338.4%
Inter-segment revenues	(4,351)	—	—	(4,351)	—	(100.0)%	—
Total	$1,292,718	$1,340,028	$1,399,313	$(47,310)	$(59,285)	(3.5)%	(4.2)%
Income (loss) from operations:
Mohegan Sun	$181,325	$212,680	$199,358	$(31,355)	$13,322	(14.7)%	6.7%
Mohegan Sun at Pocono Downs	36,956	43,763	43,296	(6,807)	467	(15.6)%	1.1%
Corporate and other	(36,873)	(26,937)	(17,230)	(9,936)	(9,707)	(36.9)%	(56.3)%
Total	$181,408	$229,506	$225,424	$(48,098)	$4,082	(21.0)%	1.8%
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$(24,178)	$50,326	$63,260	$(74,504)	$(12,934)	N.M.	(20.4)%
Operating margin:
Mohegan Sun	18.2%	20.4%	18.4%	(2.2)%	2.0%	(10.8)%	10.9%
Mohegan Sun at Pocono Downs	12.5%	14.8%	13.7%	(2.3)%	1.1%	(15.5)%	8.0%
Total	14.0%	17.1%	16.1%	(3.1)%	1.0%	(18.1)%	6.2%
__________
N.M. - Not Meaningful.

The most significant factors and trends that we believe impacted our operating performance were as follows:

•	a prolonged sluggish regional economic environment and its impact on consumer discretionary spending;

•	more competitive gaming markets;

•	the November 2013 opening of hotel operations at Mohegan Sun at Pocono Downs;

•	workforce reductions and other cost saving initiatives implemented in September 2012 at Mohegan Sun and March 2013 at Mohegan Sun at Pocono Downs;

•	continued changes in operations designed to improve profitability; and

•	continued focus on managing expenses and enhancing operating efficiencies.
Other factors that affected our financial performance were as follows:

•	losses on early extinguishment of debt of $62.0 million, $11.5 million and $14.3 million in fiscal 2014, 2013 and 2012, respectively;

•	lower interest expense in fiscal 2014;

•	higher Corporate expenses in fiscal 2014 and 2013;

•	higher interest expense in fiscal 2013;

•	severance charges of $12.5 million in fiscal 2012; and

•	a non-cash relinquishment liability reassessment credit of $11.4 million in fiscal 2012.
Net revenues for the fiscal year ended September 30, 2014 compared to the prior fiscal year declined primarily as a result of lower gaming revenues at Mohegan Sun.
Net revenues for the fiscal year ended September 30, 2013 compared to the prior fiscal year decreased primarily due to lower slot revenues at both Mohegan Sun and Mohegan Sun at Pocono Downs.
Income from operations for the fiscal year ended September 30, 2014 compared to the prior fiscal year declined primarily due to the reduction in net revenues, combined with higher Corporate expenses.
Income from operations for the fiscal year ended September 30, 2013 compared to the prior fiscal year increased as a result of lower operating costs and expenses resulting, in part, from workforce reductions and other cost saving initiatives, as well as changes in operations designed to improve profitability and focus on managing expenses and enhancing operating efficiencies. These results were partially offset by the reduction in net revenues and higher Corporate expenses.
Net income attributable to the Authority for the fiscal year ended September 30, 2014 compared to the prior fiscal year declined primarily due to the loss on early extinguishment of debt, combined with the reduction in income from operations. These results were partially offset by lower interest expense.
Net income attributable to the Authority for the fiscal year ended September 30, 2013 compared to the prior fiscal year decreased primarily as a result of higher interest expense, partially offset by the increase in income from operations.
Mohegan Sun
Revenues
Revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2014	2013	2012	14 vs. 13	13 vs. 12	14 vs. 13	13 vs. 12
Gaming	$858,780	$911,180	$957,657	$(52,400)	$(46,477)	(5.8)%	(4.9)%
Food and beverage	62,940	60,026	66,651	2,914	(6,625)	4.9%	(9.9)%
Hotel	42,921	40,873	39,609	2,048	1,264	5.0%	3.2%
Retail, entertainment and other	108,776	108,508	103,190	268	5,318	0.2%	5.2%
Gross revenues	1,073,417	1,120,587	1,167,107	(47,170)	(46,520)	(4.2)%	(4.0)%
Less-Promotional allowances	78,317	78,509	83,090	(192)	(4,581)	(0.2)%	(5.5)%
Net revenues	$995,100	$1,042,078	$1,084,017	$(46,978)	$(41,939)	(4.5)%	(3.9)%

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Fiscal Years Ended September 30,
	2014	2013	2012
Gaming	80.0%	81.3%	82.1%
Food and beverage	5.9%	5.4%	5.7%
Hotel	4.0%	3.6%	3.4%
Retail, entertainment and other	10.1%	9.7%	8.8%
Total	100.0%	100.0%	100.0%
Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2014	2013	2012	14 vs. 13	13 vs. 12	14 vs. 13	13 vs. 12
Food and beverage	$26,330	$22,747	$26,594	$3,583	$(3,847)	15.8%	(14.5)%
Hotel	13,301	13,798	14,126	(497)	(328)	(3.6)%	(2.3)%
Retail, entertainment and other	38,686	41,964	42,370	(3,278)	(406)	(7.8)%	(1.0)%
Total	$78,317	$78,509	$83,090	$(192)	$(4,581)	(0.2)%	(5.5)%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2014	2013	2012	14 vs. 13	13 vs. 12	14 vs. 13	13 vs. 12
Food and beverage	$26,143	$22,893	$25,950	$3,250	$(3,057)	14.2%	(11.8)%
Hotel	6,789	7,215	7,753	(426)	(538)	(5.9)%	(6.9)%
Retail, entertainment and other	34,601	38,346	38,471	(3,745)	(125)	(9.8)%	(0.3)%
Total	$67,533	$68,454	$72,174	$(921)	$(3,720)	(1.3)%	(5.2)%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2014	2013	2012	14 vs. 13	13 vs. 12	14 vs. 13	13 vs. 12
Slots:
Handle	$7,158,030	$7,527,822	$8,182,177	$(369,792)	$(654,355)	(4.9)%	(8.0)%
Gross revenues	$582,103	$618,680	$675,117	$(36,577)	$(56,437)	(5.9)%	(8.4)%
Net revenues	$561,601	$595,302	$647,966	$(33,701)	$(52,664)	(5.7)%	(8.1)%
Free promotional slot plays (1)	$65,185	$66,261	$64,596	$(1,076)	$1,665	(1.6)%	2.6%
Weighted average number of machines (in units)	5,470	5,553	6,038	(83)	(485)	(1.5)%	(8.0)%
Hold percentage (gross)	8.1%	8.2%	8.3%	(0.1)%	(0.1)%	(1.2)%	(1.2)%
Win per unit per day (gross) (in dollars)	$292	$305	$306	$(13)	$(1)	(4.3)%	(0.3)%
Table games:
Drop	$1,844,191	$1,859,821	$1,922,709	$(15,630)	$(62,888)	(0.8)%	(3.3)%
Revenues	$283,413	$300,099	$291,348	$(16,686)	$8,751	(5.6)%	3.0%
Weighted average number of games (in units)	288	285	311	3	(26)	1.1%	(8.4)%
Hold percentage (2)	15.4%	16.1%	15.2%	(0.7)%	0.9%	(4.3)%	5.9%
Win per unit per day (in dollars)	$2,692	$2,886	$2,559	$(194)	$327	(6.7)%	12.8%
Poker:
Revenues	$9,838	$9,867	$11,280	$(29)	$(1,413)	(0.3)%	(12.5)%
Weighted average number of tables (in units)	42	42	42	—	—	—	—
Revenue per unit per day (in dollars)	$643	$644	$734	$(1)	$(90)	(0.2)%	(12.3)%
 __________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the fiscal year ended September 30, 2014 compared to the prior fiscal year declined primarily as a result of lower slot revenues which we believe was primarily due to a prolonged sluggish regional economic environment and competitive gaming market. The decline in gaming revenues also reflected lower table game revenues primarily driven by lower table game hold percentage.
Gaming revenues for the fiscal year ended September 30, 2013 compared to the prior fiscal year decreased primarily due to lower slot revenues which we believe was primarily driven by a sluggish regional economic environment and its impact on consumer discretionary spending, combined with increased competition. We believe the decrease in gaming revenues also reflected changes in operations designed to improve profitability. The decrease in slot revenues was partially offset by increased table game revenues which benefited from higher table game hold percentage.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2014	2013	2012	14 vs. 13	13 vs. 12	14 vs. 13	13 vs. 12
Meals served	2,951	2,798	3,252	153	(454)	5.5%	(14.0)%
Average price per meal served (in dollars)	$16.03	$16.15	$16.20	$(0.12)	$(0.05)	(0.7)%	(0.3)%

Food and beverage revenues for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily as a result of the increase in meals served. The increase in meals served resulted from changes in promotional programs designed to improve profitability.

Food and beverage revenues for the fiscal year ended September 30, 2013 compared to the prior fiscal year decreased primarily due to the decline in meals served. The decline in meals served reflected the replacement of a Mohegan Sun-owned food and beverage outlet with a third-party operator.

The following table presents data related to hotel operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2014	2013	2012	14 vs. 13	13 vs. 12	14 vs. 13	13 vs. 12
Rooms occupied	418	415	413	3	2	0.7%	0.5%
Occupancy rate	97.4%	96.8%	96.1%	0.6%	0.7%	0.6%	0.7%
Average daily room rate (in dollars)	$97	$94	$91	$3	$3	3.2%	3.3%
Revenue per available room (in dollars)	$95	$91	$87	$4	$4	4.4%	4.6%

Hotel revenues for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily as a result of an increase in hotel occupancy by higher paying transient and group guests.
Hotel revenues for the fiscal year ended September 30, 2013 compared to the prior fiscal year increased primarily due to an increase in hotel occupancy by higher paying transient guests.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2014	2013	2012	14 vs. 13	13 vs. 12	14 vs. 13	13 vs. 12
Arena events (in events)	109	108	125	1	(17)	0.9%	(13.6)%
Arena tickets	684	675	743	9	(68)	1.3%	(9.2)%
Average price per arena ticket (in dollars)	$54.88	$53.58	$44.05	$1.30	$9.53	2.4%	21.6%

Retail, entertainment and other revenues for the fiscal year ended September 30, 2014 compared to the prior fiscal year were relatively flat.

Retail, entertainment and other revenues for the fiscal year ended September 30, 2013 compared to the prior fiscal year increased primarily due to higher entertainment revenues resulting from the increase in average price per arena ticket. The increase in average price per arena ticket reflected an increase in the number of headliner shows held at the Mohegan Sun Arena.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2014	2013	2012	14 vs. 13	13 vs. 12	14 vs. 13	13 vs. 12
Gaming	$488,293	$507,069	$555,664	$(18,776)	$(48,595)	(3.7)%	(8.7)%
Food and beverage	32,737	33,668	36,134	(931)	(2,466)	(2.8)%	(6.8)%
Hotel	15,287	14,339	14,293	948	46	6.6%	0.3%
Retail, entertainment and other	48,406	42,713	39,562	5,693	3,151	13.3%	8.0%
Advertising, general and administrative	159,300	163,440	167,968	(4,140)	(4,528)	(2.5)%	(2.7)%
Depreciation and amortization	66,686	68,342	69,912	(1,656)	(1,570)	(2.4)%	(2.2)%
(Gain) loss on disposition of assets	(10)	222	68	(232)	154	N.M.	226.5%
Severance	—	(146)	12,497	146	(12,643)	100.0%	N.M.
Impairment of Project Horizon	4,981	—	—	4,981	—	100.0%	—
Relinquishment liability reassessment	(1,905)	(249)	(11,439)	(1,656)	11,190	(665.1)%	97.8%
Total	$813,775	$829,398	$884,659	$(15,623)	$(55,261)	(1.9)%	(6.2)%
__________
N.M. - Not Meaningful.

Gaming costs and expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year declined primarily as a result of lower combined slot win and free promotional slot play contribution expenses commensurate with the decline in slot revenues. Gaming costs and expenses for the fiscal year ended September 30, 2014 also reflected reduced payroll costs and lower costs related to Momentum Dollar redemptions at third-party outlets. These results were partially offset by higher costs related to coupon redemptions at third-party outlets. Expenses associated with the combined slot win and free promotional slot play contributions totaled $146.5 million and $155.8 million for the fiscal years ended September 30, 2014 and 2013, respectively. Gaming costs and expenses as a percentage of gaming revenues were 56.9% and 55.6% for the fiscal years ended September 30, 2014 and 2013, respectively.

Gaming costs and expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year decreased primarily due to reduced payroll costs resulting from our September 2012 workforce reduction and lower combined slot win and free promotional slot play contribution expenses commensurate with the decline in slot revenues. The reduction in gaming costs and expenses also resulted from changes in operations designed to improve profitability, including lower casino marketing and promotional expenditures. In addition, the decline in gaming costs and expenses reflected lower costs related to Momentum Dollar redemptions at Mohegan Sun-owned facilities. Expenses associated with the combined slot win and free promotional slot play contributions totaled $155.8 million and $173.1 million for the fiscal years ended September 30, 2013 and 2012, respectively. Gaming costs and expenses as a percentage of gaming revenues were 55.6% and 58.0% for the fiscal years ended September 30, 2013 and 2012, respectively.
Food and beverage costs and expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year declined primarily due to increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses. The reduction in food and beverage costs and expenses also resulted from lower payroll costs.
Food and beverage costs and expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year decreased primarily as a result of lower payroll costs and cost of goods sold. These results were partially offset by reduced use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily as a result of higher payroll costs, combined with reduced use of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year were relatively flat.
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily due to higher direct entertainment costs, combined with reduced use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs being allocated to gaming costs and expenses. These results were partially offset by lower payroll costs and gasoline and retail cost of goods sold.
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year increased primarily as a result of higher direct entertainment costs reflecting an increase in the number of headliner shows held at the Mohegan Sun Arena, combined with increased gasoline cost of goods sold. These results were partially offset by lower arena expenses due to the reduction in the overall number of events held at the Mohegan Sun Arena.
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year declined primarily as a result of reductions in payroll and insurance costs, as well as expenses associated with services provided by the State of Connecticut. These results were partially offset by higher utility costs.
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year decreased primarily due to lower payroll costs and certain other expenditures, reflecting, in part, our workforce reduction and other cost saving initiatives implemented in September 2012.
Depreciation and amortization expenses for the fiscal years ended September 30, 2014 and 2013 compared to the prior fiscal years decreased due to assets becoming fully depreciated.
Severance for the fiscal year ended September 30, 2013 resulted from adjustments to the initial estimates utilized under our September 2012 workforce reduction plan.
Impairment of Project Horizon for the fiscal year ended September 30, 2014 resulted from a further re-evaluation of our modified plan with respect to the development of the new hotel element of the project, including the final location of the planned hotel. Based on our re-evaluation and new design plans, including the final location of the planned hotel, we determined that certain design and earthwork related assets did not have any future benefit, and, accordingly, we recorded the related $5.0 million impairment charge. Of the $5.0 million impairment charge recognized in the fiscal year ended September 30, 2014, approximately $2.0 million relates to conceptual design work associated with the original hotel and should have been written-off in conjunction with the impairment charge recognized in fiscal 2010. We concluded that this error was not material to our previously issued consolidated financial statements and the resulting correction is not material to the accompanying consolidated financial statements.
Relinquishment liability reassessments for the fiscal years ended September 30, 2014 and 2013 had the effect of reducing operating costs and expenses. The relinquishment liability reassessment credits resulted from reductions in Mohegan Sun revenues and revenue projections as of the end of each respective fiscal year compared to projections as of the end of the related prior fiscal year. Our accounting policy is to reassess Mohegan Sun revenues and revenue projections, and consequently the relinquishment liability, at least annually in conjunction with our budgeting process or when necessary to account for material increases or decreases in Mohegan Sun revenues and revenue projections over the remaining relinquishment period, which expires on December 31, 2014.
Mohegan Sun at Pocono Downs
Revenues
Revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2014	2013	2012	14 vs. 13	13 vs. 12	14 vs. 13	13 vs. 12
Gaming	$274,783	$279,022	$296,901	$(4,239)	$(17,879)	(1.5)%	(6.0)%
Food and beverage	28,715	26,225	25,498	2,490	727	9.5%	2.9%
Hotel (1)	4,389	—	—	4,389	—	100.0%	—
Retail, entertainment and other	9,219	8,661	8,630	558	31	6.4%	0.4%
Gross revenues	317,106	313,908	331,029	3,198	(17,121)	1.0%	(5.2)%
Less-Promotional allowances	20,528	17,260	16,030	3,268	1,230	18.9%	7.7%
Net revenues	$296,578	$296,648	$314,999	$(70)	$(18,351)	—%	(5.8)%
 ___________

(1)	Hotel operations commenced on November 15, 2013.

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Fiscal Years Ended September 30,
	2014	2013	2012
Gaming	86.6%	88.9%	89.7%
Food and beverage	9.1%	8.3%	7.7%
Hotel	1.4%	—	—
Retail, entertainment and other	2.9%	2.8%	2.6%
Total	100.0%	100.0%	100.0%
Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2014	2013	2012	14 vs. 13	13 vs. 12	14 vs. 13	13 vs. 12
Food and beverage	$16,864	$15,576	$14,276	$1,288	$1,300	8.3%	9.1%
Hotel	1,419	—	—	1,419	—	100.0%	—
Retail, entertainment and other	2,245	1,684	1,754	561	(70)	33.3%	(4.0)%
Total	$20,528	$17,260	$16,030	$3,268	$1,230	18.9%	7.7%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2014	2013	2012	14 vs. 13	13 vs. 12	14 vs. 13	13 vs. 12
Food and beverage	$11,793	$11,232	$11,135	$561	$97	5.0%	0.9%
Hotel	2,190	—	—	2,190	—	100.0%	—
Retail, entertainment and other	2,171	1,808	2,015	363	(207)	20.1%	(10.3)%
Total	$16,154	$13,040	$13,150	$3,114	$(110)	23.9%	(0.8)%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2014	2013	2012	14 vs. 13	13 vs. 12	14 vs. 13	13 vs. 12
Slots:
Handle	$2,631,689	$2,897,095	$2,976,891	$(265,406)	$(79,796)	(9.2)%	(2.7)%
Gross revenues	$218,181	$220,127	$237,788	$(1,946)	$(17,661)	(0.9)%	(7.4)%
Net revenues	$218,175	$220,151	$237,800	$(1,976)	$(17,649)	(0.9)%	(7.4)%
Free promotional slot plays (1)	$48,848	$76,736	$61,790	$(27,888)	$14,946	(36.3)%	24.2%
Weighted average number of machines (in units)	2,331	2,332	2,332	(1)	—	—%	—
Hold percentage (gross)	8.3%	7.6%	8.0%	0.7%	(0.4)%	9.2%	(5.0)%
Win per unit per day (gross) (in dollars)	$256	$259	$279	$(3)	$(20)	(1.2)%	(7.2)%
Table games:
Drop	$213,736	$197,173	$211,244	$16,563	$(14,071)	8.4%	(6.7)%
Revenues	$41,557	$39,547	$39,163	$2,010	$384	5.1%	1.0%
Weighted average number of games (in units)	68	66	66	2	—	3.0%	—
Hold percentage (2)	19.4%	20.1%	18.5%	(0.7)%	1.6%	(3.5)%	8.6%
Win per unit per day (in dollars)	$1,684	$1,642	$1,620	$42	$22	2.6%	1.4%
Poker:
Revenues	$3,404	$3,957	$3,839	$(553)	$118	(14.0)%	3.1%
Weighted average number of tables (in units)	18	18	18	—	—	—	—
Revenue per unit per day (in dollars)	$518	$602	$583	$(84)	$19	(14.0)%	3.3%
 __________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the fiscal year ended September 30, 2014 compared to the prior fiscal year declined primarily as a result of lower slot revenues which we believe was driven by a prolonged sluggish regional economic environment. We believe the decline in slot revenues also reflected continued changes in operations designed to improve profitability. These results were partially offset by higher table game revenues which benefited from the new hotel and convention center.

Gaming revenues for the fiscal year ended September 30, 2013 compared to the prior fiscal year declined primarily due to lower slot revenues. We believe the reduction in slot revenues reflected a sluggish regional economic environment due, in part, to increases in payroll and local property taxes, combined with construction disruptions associated with the hotel and convention center expansion. We believe the decline in gaming revenues also reflected changes in operations designed to improve profitability.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2014	2013	2012	14 vs. 13	13 vs. 12	14 vs. 13	13 vs. 12
Meals served	768	731	727	37	4	5.1%	0.6%
Average price per meal served (in dollars)	$17.21	$16.41	$15.75	$0.80	$0.66	4.9%	4.2%
Food and beverage revenues for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily due to the new hotel and convention center, combined with continued changes in promotional programs designed to improve profitability.
Food and beverage revenues for the fiscal year ended September 30, 2013 compared to the prior fiscal year increased primarily as a result of changes in operations designed to improve profitability.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2014	2013	2012	14 vs. 13	13 vs. 12	14 vs. 13	13 vs. 12
Rooms occupied	68	—	—	68	—	100.0%	—
Occupancy rate	91.7%	—	—	91.7%	—	100.0%	—
Average daily room rate (in dollars)	$61	—	—	$61	—	100.0%	—
Revenue per available room (in dollars)	$56	—	—	$56	—	100.0%	—
 ___________
Hotel operations commenced on November 15, 2013.
Retail, entertainment and other revenues for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily as a result of additional entertainment revenues driven by the new hotel and convention center, which includes a 1,500-seat concert venue. Retail, entertainment and other revenues also benefited from higher retail revenues resulting from changes in promotional programs designed to improve profitability.
Retail, entertainment and other revenues for the fiscal year ended September 30, 2013 compared to the prior fiscal year were relatively flat.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2014	2013	2012	14 vs. 13	13 vs. 12	14 vs. 13	13 vs. 12
Gaming	$198,728	$201,860	$216,245	$(3,132)	$(14,385)	(1.6)%	(6.7)%
Food and beverage	8,745	7,907	8,815	838	(908)	10.6%	(10.3)%
Hotel (1)	4,631	—	—	4,631	—	100.0%	—
Retail, entertainment and other	2,539	1,146	1,161	1,393	(15)	121.6%	(1.3)%
Advertising, general and administrative	31,339	29,233	30,203	2,106	(970)	7.2%	(3.2)%
Depreciation and amortization	12,452	11,858	14,994	594	(3,136)	5.0%	(20.9)%
Loss on disposition of assets	1	19	285	(18)	(266)	(94.7)%	(93.3)%
Severance	—	175	—	(175)	175	(100.0)%	100.0%
Pre-opening	1,187	687	—	500	687	72.8%	100.0%
Total	$259,622	$252,885	$271,703	$6,737	$(18,818)	2.7%	(6.9)%
 ___________

(1)	Hotel operations commenced on November 15, 2013.
Gaming costs and expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year declined primarily due to lower Pennsylvania slot machine tax expenses commensurate with the reduction in slot revenues. The decline in gaming costs and expenses also reflected lower costs related to coupon redemptions at third-party outlets and reduced payroll costs. These results were partially offset by higher costs related to Momentum Dollar redemptions at Mohegan Sun at Pocono Downs-owned facilities and increased Pennsylvania regulatory fee assessments which were temporarily suspended in May and

June 2013. Expenses associated with the Pennsylvania slot machine tax totaled $122.3 million and $124.0 million for the fiscal years ended September 30, 2014 and 2013, respectively. Expenses associated with the Pennsylvania table game tax totaled $6.3 million and $6.1 million for the fiscal years ended September 30, 2014 and 2013, respectively. Gaming costs and expenses as a percentage of gaming revenues were 72.3% for each of the fiscal years ended September 30, 2014 and 2013.
Gaming costs and expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year declined primarily as a result of lower Pennsylvania slot machine tax expenses commensurate with the reduction in slot revenues. The decrease in gaming costs and expenses also reflected lower Pennsylvania regulatory fee assessments which were temporarily suspended in May and June 2013, as well as reduced Pennsylvania table game tax expenses due to a reduction in the Pennsylvania table game tax rate. During the initial two years of table game operations, the Pennsylvania table game tax was 14%, plus 2% in local share assessments. Following the initial two years of table game operations, the Pennsylvania table game tax was reduced to 12%, plus the 2% local share assessments. Mohegan Sun at Pocono Downs concluded its initial two years of table game operations on July 13, 2012. In addition, the reduction in gaming costs and expenses resulted from changes in operations designed to improve profitability. Expenses associated with the Pennsylvania slot machine tax totaled $124.0 million and $134.2 million for the fiscal years ended September 30, 2013 and 2012, respectively. Expenses associated with the Pennsylvania table game tax totaled $6.1 million and $6.8 million for the fiscal years ended September 30, 2013 and 2012, respectively. Gaming costs and expenses as a percentage of gaming revenues were 72.3% and 72.8% for the fiscal years ended September 30, 2013 and 2012, respectively.
Food and beverage costs and expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily as a result of higher payroll costs and cost of goods sold commensurate with the increase in food and beverage revenues. These results were partially offset by increased use of food and beverage complimentaries, resulting in higher amounts of food and beverage costs being allocated to gaming costs and expenses.
Food and beverage costs and expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year decreased primarily due to lower payroll costs and certain other expenditures, reflecting, in part, changes in operations designed to improve profitability.
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily as a result of additional costs and expenses necessary to support the new 1,500-seat concert venue, including direct entertainment costs. These results were partially offset by increased use of retail, entertainment and other complimentaries, resulting in higher amounts of retail, entertainment and other complimentaries costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year were relatively flat.
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily as a result of higher payroll costs and other additional administrative costs and expenses necessary to support the new hotel and convention center.
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year decreased primarily due to lower insurance costs, combined with our focus on managing expenses.
Depreciation and amortization expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased due to the placement of new furniture and equipment related to the hotel and convention center into service in fiscal 2014.
Depreciation and amortization expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year decreased as a result of fully depreciated assets related to the Phase II facility.
Severance for the fiscal year ended September 30, 2013 resulted from charges related to our March 2013 workforce reduction plan.
Pre-opening costs and expenses for the fiscal years ended September 30, 2014 and 2013 were comprised of personnel costs associated with preparation for the opening of the new hotel and convention center.

Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2014	2013	2012	14 vs. 13	13 vs. 12	14 vs. 13	13 vs. 12
Gross revenues	$5,490	$1,390	$374	$4,100	$1,016	295.0%	271.7%
Less-Promotional allowances	99	88	77	11	11	12.5%	14.3%
Net revenues	$5,391	$1,302	$297	$4,089	$1,005	314.1%	338.4%
Expenses	$41,276	$28,122	$17,379	$13,154	$10,743	46.8%	61.8%
Depreciation and amortization	988	117	124	871	(7)	744.4%	(5.6)%
Severance	—	—	24	—	(24)	—	(100.0)%
Total expenses	$42,264	$28,239	$17,527	$14,025	$10,712	49.7%	61.1%
Corporate and other revenues for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily as a result of inter-segment lease revenues earned by Downs Lodging, LLC, our wholly-owned unrestricted subsidiary, which developed, financed and built Project Sunlight, the new hotel and convention center located at Mohegan Sun at Pocono Downs. All inter-segment revenues are eliminated in consolidation.
Corporate and other revenues for the fiscal year ended September 30, 2013 compared to the prior fiscal year increased primarily due to management fees earned and reimbursable expenses incurred by Mohegan Gaming Advisors, LLC, our wholly-owned unrestricted subsidiary, and its subsidiaries, which entered into a joint venture and management arrangement with the owner of Resorts Casino Hotel in July 2012.
Corporate and other expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily as a result of higher professional and development related expenditures associated with our unsuccessful pursuit of a Massachusetts casino license. Substantially all expenditures related to this pursuit were terminated in mid-September 2014.
Corporate and other expenses for the fiscal year ended September 30, 2013 compared to the prior fiscal year increased primarily due to higher professional and development related expenditures, including expenditures associated with our unsuccessful pursuit of a Massachusetts casino license, and increased refinancing related costs.
Depreciation and amortization expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased due to the placement of the new hotel and convention center into service in fiscal 2014.
Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2014	2013	2012	14 vs. 13	13 vs. 12	14 vs. 13	13 vs. 12
Accretion of discount to the relinquishment liability (1)	$(2,205)	$(4,974)	$(8,248)	$2,769	$3,274	55.7%	39.7%
Interest income (2)	7,066	6,271	4,492	795	1,779	12.7%	39.6%
Interest expense, net of capitalized interest	(147,933)	(170,150)	(146,057)	22,217	(24,093)	13.1%	(16.5)%
Loss on early extinguishment of debt	(62,041)	(11,516)	(14,326)	(50,525)	2,810	(438.7)%	19.6%
Other expense, net (3)	(853)	(1,595)	(44)	742	(1,551)	46.5%	N.M.
Total other expense	$(205,966)	$(181,964)	$(164,183)	$(24,002)	$(17,781)	(13.2)%	(10.8)%
 __________

(1)	Reflected accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Primarily represented interest earned on long-term receivables.

(3)	Primarily represented loss from unconsolidated affiliates.
N.M. - Not Meaningful.
Interest expense for the fiscal year ended September 30, 2014 compared to the prior fiscal year decreased as a result of lower weighted average interest rate driven by our August and November 2013 refinancing transactions. Weighted average interest rate was 8.5% for the fiscal year ended September 30, 2014 compared to 10.1% in the prior fiscal year. Weighted average outstanding debt was $1.75 billion for the fiscal year ended September 30, 2014 compared to $1.70 billion in the prior fiscal year.

Interest expense for the fiscal year ended September 30, 2013 compared to the prior fiscal year increased primarily due to higher weighted average interest rate. Weighted average interest rate was 10.1% for the fiscal year ended September 30, 2013 compared to 8.8% in the prior fiscal year. The increase in weighted average interest rate was driven by our March 2012 refinancing transactions. Weighted average outstanding debt was $1.70 billion for the fiscal year ended September 30, 2013 compared to $1.66 billion in the prior fiscal year.
Loss on early extinguishment of debt for the fiscal year ended September 30, 2014 represented financing fees expensed in connection with our November 2013 refinancing transactions. We incurred approximately $60.8 million in costs in connection with these refinancing transactions, consisting primarily of consulting, legal and tender and consent fees. Previously deferred debt issuance costs and debt discounts totaling $22.4 million, as well as $39.6 million in new transaction costs, were expensed and recorded as a loss on early extinguishment of debt. New debt issuance costs totaling $11.5 million were capitalized and will be amortized over the term of the related debt. The remaining $9.7 million in new debt issuance costs was reflected as debt discount and will be amortized over the term of the related debt.
Loss on early exchange of debt and write-off of debt issuance costs for the fiscal year ended September 30, 2013 primarily represented financing fees expensed in connection with our July and August 2013 consent solicitation and refinancing transactions. We incurred approximately $12.8 million in costs in connection with these refinancing transactions. Previously deferred debt issuance costs and debt discounts totaling $7.3 million, as well as $3.8 million in new transaction costs, were expensed and recorded as a loss on early extinguishment of debt. New debt issuance costs totaling $8.6 million were capitalized and will be amortized over the term of the related debt. The remaining $400,000 in new debt issuance costs was reflected as debt discount and will be amortized over the term of the related debt.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun at Pocono Downs during the months of May through August. Accordingly, our operating results for the fiscal year ended September 30, 2014 are not necessarily indicative of operating results for interim periods.
Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2014	2013	2012	14 vs. 13	13 vs. 12	14 vs. 13	13 vs. 12
Net cash provided by operating activities	$73,016	$102,951	$176,997	$(29,935)	$(74,046)	(29.1)%	(41.8)%
Net cash used in investing activities	(22,455)	(33,168)	(91,336)	10,713	58,168	32.3%	63.7%
Net cash used in financing activities	(65,077)	(120,243)	(83,751)	55,166	(36,492)	45.9%	(43.6)%
Net increase (decrease) in cash and cash equivalents	$(14,516)	$(50,460)	$1,910	$35,944	$(52,370)	71.2%	N.M.
__________
N.M. - Not Meaningful.
As of September 30, 2014 and 2013, we held cash and cash equivalents of $49.1 million and $63.6 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts, relinquishment liability reassessments and gains and losses on early extinguishment of debt.
The decline in cash provided by operating activities for the fiscal year ended September 30, 2014 compared to the prior fiscal year resulted from a significant reduction in net income primarily driven by our November 2013 refinancing transactions, including the payment of tender and consent fees, partially offset by lower working capital requirements. Cash provided by operating activities for the fiscal year ended September 30, 2014 were negatively impacted by approximately $52.0 million as a result of the November 2013 refinancing transactions. The reduction in cash provided by operating activities for the fiscal year ended September 30, 2013 compared to the prior fiscal year resulted primarily from higher working capital requirements, including the timing of interest and workforce reduction related payments. The reduction in cash provided by operating activities for the fiscal year ended September 30, 2013 also was driven by lower net income.

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
The decline in cash used in investing activities for the fiscal year ended September 30, 2014 compared to the prior fiscal year was primarily due to our October 2012 acquisition of a 10% ownership interest in Resorts Atlantic City, combined with lower capital expenditures after factoring in the decrease in restricted cash. The reduction in cash used in investing activities for the fiscal year ended September 30, 2013 compared to the prior fiscal year was primarily attributable to lower capital expenditures after factoring in the decrease in restricted cash.
The decrease in cash used in financing activities for the fiscal year ended September 30, 2014 compared to the prior fiscal year was primarily attributable to increased borrowings to fund transaction costs associated with the November 2013 refinancing transactions. The increase in cash used in financing activities for the fiscal year ended September 30, 2013 compared to the prior fiscal year was primarily driven by reduced borrowings, partially offset by lower payments of financing fees.
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
The term loan A facility amortizes in equal quarterly installments in an aggregate annual amount equal to 5.0% of the original principal amount for the first year after the closing date, 7.5% of the original principal amount for the second year after the closing date and 10.0% of the original principal amount in each year thereafter, with the balance payable on the maturity date of the term loan A facility. The term loan B facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount. Amortization of the term loan A facility and term loan B facility began the first full fiscal quarter after the closing date. The proceeds from the term loan A facility and term loan B facility, together with a drawing under the revolving facility, were used to satisfy in full all amounts due under our prior bank credit facilities, to repurchase or redeem all of our outstanding 2009 and 2012 second lien senior secured notes and to otherwise satisfy and discharge the obligations in respect of such notes and to pay related fees and expenses. The revolving facility will otherwise be available for general corporate purposes.
As of September 30, 2014, amounts outstanding under the revolving facility, term loan A facility and term loan B facility totaled $37.0 million, $120.3 million and $724.5 million, respectively. As of September 30, 2014, letters of credit issued under the revolving facility totaled $2.9 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, and after taking into account restrictive financial covenant requirements, we had approximately $57.1 million of borrowing capacity under the revolving facility and line of credit as of September 30, 2014.
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
As of September 30, 2014, the $37.0 million outstanding under the revolving facility was comprised of a $14.0 million base rate loan based on a base rate of 3.25% plus 350 basis points and a $23.0 million Eurodollar rate loan based on a Eurodollar rate of 0.15% plus 450 basis points. The commitment fee was 0.50% as of September 30, 2014. As of September 30, 2014, the $120.3 million outstanding under the term loan A facility was based on a Eurodollar rate of 0.23% plus 450 basis points. As of September 30, 2014, the $724.5 million outstanding under the term loan B facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points.
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

Maximum total leverage ratio covenant, or ratio of total debt to annualized EBITDA, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
September 30, 2014 through June 30, 2015	6.25:1.00
September 30, 2015 and thereafter	6.00:1.00
Maximum secured leverage ratio covenant, or ratio of secured debt to annualized EBITDA, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
September 30, 2014 through June 30, 2015	3.50:1.00
September 30, 2015 through June 30, 2016	3.25:1.00
September 30, 2016 and thereafter	3.00:1.00

Minimum fixed charge coverage ratio covenant, as defined under the senior secured credit facilities:

Fiscal Quarters Ending:
September 30, 2014 and thereafter	1.05:1.00
As of September 30, 2014, we and the Tribe were in compliance with all respective covenant requirements under the senior secured credit facilities.
We continue to monitor revenues and manage expenses and enhance operating efficiencies to ensure continued compliance with our financial covenant requirements under the senior secured credit facilities. While we anticipate that we will remain in compliance with all covenant requirements under the senior secured credit facilities for all periods prior to maturity, we may need to increase revenues or offset any future declines in revenues by implementing additional cost saving and other initiatives to ensure compliance with these financial covenant requirements. If we are unable to satisfy our financial covenant requirements, we would need to obtain waivers or consents under the senior secured credit facilities; however, we can provide no assurance that we would be able to obtain such waivers or consents. If we are unable to obtain such waivers or consents, we would be in default under the senior secured credit facilities, which may result in cross-defaults under our other outstanding indebtedness and allow our lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of our outstanding indebtedness. If such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary to repay such accelerated indebtedness.
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
Senior Subordinated Notes
2004 7 1/8% Senior Subordinated Notes
In August 2004, we issued $225.0 million senior subordinated notes with fixed interest payable at a rate of 7.125% per annum, or the 2004 senior subordinated notes. In March 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2004 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 senior subordinated notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 senior subordinated notes tendered and exchanged was $203.8 million. Subsequent to our March 2012 private exchange offer, $21.2 million of the 2004 senior subordinated notes remained outstanding, which amount, including accrued interest, was repaid at maturity on August 15, 2014 with cash on hand and drawings under the revolving facility.
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
In March 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2005 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 senior subordinated notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 senior subordinated notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million 2005 senior subordinated notes remains outstanding as of September 30, 2014. We plan to repay the outstanding 2005 senior subordinated notes, including accrued interest, at maturity with cash on hand and drawings under the revolving facility.
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

In August 2013, we repurchased an aggregate principal amount of $69.0 million 2012 senior subordinated notes. An aggregate principal amount of $275.2 million 2012 senior subordinated notes remains outstanding as of September 30, 2014.
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
As of September 30, 2014, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
We or our affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and our liquidity and covenant requirement restrictions, among other factors.
Line of Credit
In November 2013, in connection with the new senior secured credit facilities, we entered into a new $16.5 million revolving credit facility with Bank of America, N.A., or the line of credit. The line of credit is coterminous with the senior secured credit facilities. Pursuant to provisions of the senior secured credit facilities, under certain circumstances, the line of credit may be converted into loans under the senior secured credit facilities. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. As of September 30, 2014, amounts outstanding under the line of credit totaled $3.0 million. Borrowings under the line of credit are uncollateralized obligations. The line of credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the senior secured credit facilities. As of September 30, 2014, we were in compliance with all covenant requirements under the line of credit.
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
Downs Lodging Credit Facility
In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender, or the Downs Lodging credit facility. The proceeds from the Downs Lodging credit facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun at Pocono Downs. The Downs Lodging credit facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging credit facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging credit facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging credit facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of September 30, 2014, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging credit facility.
Capital Expenditures
The following table presents data related to capital expenditures (in millions, including capitalized interest):

	Capital Expenditures
	Fiscal Year Ended September 30, 2014	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012	Forecasted Fiscal Year 2015
Mohegan Sun:
Maintenance	$16.2	$22.4	$29.4	$30.0
Development	3.3	5.3	6.8	—
Expansion	—	—	0.3	—
Subtotal	19.5	27.7	36.5	30.0
Mohegan Sun at Pocono Downs:
Maintenance	3.9	4.4	4.1	5.0
Expansion	—	0.3	(0.6)	—
Subtotal	3.9	4.7	3.5	5.0
Corporate:
Development	—	0.7	—	—
Expansion—Project Sunlight	9.2	33.0	3.6	—
Subtotal	9.2	33.7	3.6	—
Total	$32.6	$66.1	$43.6	$35.0
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun at Pocono Downs through a combination of existing cash, cash flows provided by operating activities and draws under our revolving facility. The costs for Project Sunlight were funded through a combination of a $45 million non-recourse term loan obtained by Downs Lodging and a $5 million investment by us. Project Sunlight opened to the public on November 15, 2013.

Interest Expense
The following table presents our interest expense (in thousands, net of capitalized interest):

	For the Fiscal Years Ended September 30,
	2014	2013	2012
Prior bank credit facility	$3,199	$22,566	$21,723
Prior term loan facility (1)	2,924	21,514	12,280
Senior secured credit facility - revolving	1,365	—	—
Senior secured credit facility - term loan A (1)	5,103	—	—
Senior secured credit facility - term loan B (1)	36,896	—	—
2009 11 1/2% second lien senior secured notes (1)	5	24	10,226
2012 11 1/2% second lien senior secured notes (1)	3,285	24,463	13,840
2012 10 1/2% third lien senior secured notes (1)	—	39,697	25,719
2005 6 1/8% senior unsecured notes	—	402	7,143
2013 9 3/4% senior unsecured notes	48,750	6,229	—
2002 8% senior subordinated notes	—	—	8,980
2004 7 1/8% senior subordinated notes	1,319	1,548	7,761
2005 6 7/8% senior subordinated notes	664	691	4,818
2012 11% senior subordinated notes (1)	30,933	37,610	21,944
Line of credit	227	7	95
Salishan-Mohegan bank credit facility	—	—	250
2009 Mohegan Tribe promissory note	240	752	1,248
2012 Mohegan Tribe Minor's Trust promissory note	1,725	1,922	1,011
Mohegan Tribe credit facility	—	135	202
2013 Mohegan Tribe promissory note	297	151	—
Downs Lodging credit facility	6,365	6,228	1,263
Capital leases	222	398	559
Amortization of net deferred gain on settlement of derivative instruments	—	(76)	(255)
Amortization of debt issuance costs	5,149	7,865	7,284
Capitalized interest	(735)	(1,976)	(34)
Total interest expense, net of capitalized interest	$147,933	$170,150	$146,057
__________

(1)	Includes accretion of discount.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements and distributions to the Tribe for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” for further details regarding risks relating to our sufficiency of resources. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, and after taking into account restrictive financial covenant requirements, we had approximately $57.1 million of borrowing capacity under the revolving facility and line of credit as of September 30, 2014. Distributions to the Tribe are anticipated to total approximately $50 million for fiscal 2015.
Contractual Obligations and Commitments
The following table presents estimated future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments as of September 30, 2014 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,743,302	$31,558	$100,429	$1,110,345	$500,970
Capital and operating leases	9,798	2,642	3,823	2,401	932
Interest payments on long-term debt and capital leases	680,594	135,521	277,736	169,837	97,500
Procurement	55,096	16,092	23,911	11,258	3,835
Total	$2,488,790	$185,813	$405,899	$1,293,841	$603,237
 ________

(1)	Represents payment obligations from October 1, 2014 to September 30, 2015.

In addition to the above listed contractual obligations, we have certain other contractual commitments as of September 30, 2014. The calculation of estimated future payments related to these contractual commitments as presented in the following table is based, in large part, on revenue projections over an extended period of time, as well as other factors that are more fully described below. Given the high level of estimate and judgment utilized in the calculation of these liabilities, future events that affect such estimates and judgments may cause actual payments to materially differ from current estimates. The amounts presented in the following table are estimates, and, while certain agreements have perpetual terms, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years (in thousands):

	Payments due by period
Contractual Commitments	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Combined minimum slot win and free promotional slot play contributions (2)	$144,166	$276,087	$232,614	$608,484
Pennsylvania slot machine tax (3)	121,591	246,830	256,899	688,576
Pennsylvania table game tax (4)	6,684	13,751	14,278	38,251
Horsemen purses (5)	435	—	—	—
Relinquishment (6)	25,194	—	—	—
Priority distributions (7)	19,791	41,019	43,012	116,893
Town of Montville (8)	500	1,000	1,000	2,500
Total	$318,361	$578,687	$547,803	$1,454,704
 ____________

(1)	Represents payment obligations from October 1, 2014 to September 30, 2015.

(2)
Represents portions of revenues earned on slot machines and free promotional slot plays that must be paid to the State of Connecticut. Slot win contribution payments are the lesser of: (1) 30% of gross revenues from slot machines at Mohegan Sun or (2) the greater of (a) 25% of gross revenues from slot machines at Mohegan Sun or (b) $80.0 million. Free promotional slot play contribution payments are 25% of the face amount of free promotional slot plays in excess of 11% of monthly gross revenues from slot machines at Mohegan Sun.

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

(7)
Represents payment obligations to the Tribe pursuant to a priority distribution agreement. Priority distribution payments are calculated based on our net cash flows, as defined under the priority distribution agreement, and are limited to a maximum amount of $14.0 million, adjusted annually based on the Consumer Price Index, or the CPI. Payment obligations reflect our estimate of maximum amounts to be paid, adjusted by an annual CPI of 2.4%.

(8)	Represents payment obligations to the Town of Montville of $500,000 per year to minimize the impact of Tribe’s reservation being held in trust.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate such estimates, including those related to revenue recognition, reserves for doubtful accounts, the liabilities associated with unredeemed Momentum Dollars, self-insurance and relinquishment, asset valuation, contingencies and litigation. These estimates are based on information currently available to us, as well as various other assumptions that we believe to be reasonable under current circumstances. Actual results could differ from those estimates.
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
Unredeemed Momentum Dollars
We maintain an accrual for unredeemed Momentum Dollars. This accrual is based on the estimated cost of Momentum Dollars expected to be redeemed as of the respective balance sheet date. We assess the adequacy of this accrual by periodically evaluating historical redemption experiences and projected trends related to the accrual. Actual results could differ from these estimates.
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

Relinquishment Liability
We recorded a relinquishment liability based on the estimated present value of our obligations under a relinquishment agreement. We reassess projected revenues and consequently the relinquishment liability: (1) annually in conjunction with our budgeting process or (2) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment results in an overall increase in projected revenues over the relinquishment period, the relinquishment liability is increased by 5% of such increase in revenues, discounted at our risk-free rate of investment, which is an incremental layer. If the reassessment results in an overall decrease to projected revenues over the relinquishment period, the relinquishment liability is decreased by 5% of such decrease in revenues, discounted on the basis of a weighted-average discount rate, which is a decremental layer. The weighted-average discount rate is defined as the average discount rate utilized to discount all previous incremental layers weighted by the amount of each incremental layer. In addition, we recognize a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since the calculation of this liability requires a high level of estimates and judgments (including those related to projected revenues and impact and timing of future competition), future events that affect such estimates and judgments may cause the actual liability to materially differ from the current estimate.
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
Goodwill
The fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania facilities, exclusive of capital expenditures requirements. If the carrying value of the goodwill exceeds its fair value, an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds its implied fair value. The income approach requires us to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a market multiple of the Pennsylvania facilities. As of September 30, 2014 and 2013, we assessed the goodwill for impairment and determined that no impairment existed. If any of the following occurs, the goodwill may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania facilities are not achieved, (2) if the discount rate increases, (3) if terminal growth rates decrease or (4) if market multiples decrease.
Other Intangible Assets
The slot machine license and table game certificate intangible assets are assessed as a single unit of accounting at least annually for impairment by comparing the fair value of the recorded assets to their carrying value. Their fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania facilities, exclusive of a required rate of return of all other assets and exclusive of capital expenditures requirements. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires us to make assumptions regarding future revenues and expenses, discount rates, royalty rate and the terminal value based on a perpetual growth rate of the Pennsylvania facilities. As of September 30, 2014 and 2013, we assessed the intangible assets for impairment and determined that no impairment existed. If any of the following occurs, the intangible assets may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania facilities are not achieved, (2) if the discount rate increases or (3) if the terminal value decreases.
The Mohegan Sun trademark is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing the income approach – relief from royalty method based on projected revenues from Mohegan Sun and Mohegan Sun at Pocono Downs. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires us to make assumptions regarding future revenues, discount rates, royalty rate and the terminal value based on a perpetual growth rate of Mohegan Sun and Mohegan Sun at Pocono Downs. As of September 30, 2014 and 2013, we assessed the Mohegan Sun trademark for impairment and determined that no impairment existed. If any of the following occurs, the Mohegan Sun trademark may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from Mohegan Sun and Mohegan Sun at Pocono Downs are not achieved, (2) if the discount rate increases or (3) if the perpetual growth rate decreases.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of September 30, 2014, our primary exposure to market risk was interest rate risk associated with our senior secured credit facilities which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the respective facility.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of September 30, 2014 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of September 30, 2014.

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$13,417	$52,129	$11,162	$276,159	$7,725	$500,970	$861,562	$866,844
Average interest rate	7.1%	12.4%	9.3%	11.0%	3.8%	9.7%	10.2%
Variable rate	$18,934	$19,019	$19,800	$827,125	$—	$—	$884,878	$867,935
Average interest rate (1)	5.0%	5.7%	6.7%	7.1%	—	—	6.2%
 __________
(1)A 100 basis point change in average interest rate would impact annual interest expense by approximately $8.8 million.

Item 8. Financial Statements and Supplementary Data.
Our consolidated financial statements and notes thereto, referred to in Item 15(a)(1) of this Annual Report on Form 10-K, are filed as part of this report and appear in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, our management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “2013 Internal Control-Integrated Framework.”
Based on this assessment, management concluded that, as of September 30, 2014, our internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a non-accelerated filer.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Management Board and Named Executive Officers
The following table presents data related to the members of the Management Board and our named executive officers, as of the date of this filing:

Name	Age	Position
Kevin P. Brown	49	Chairman and Member, Management Board
Ralph James Gessner, Jr.	45	Vice Chairman and Member, Management Board (1)
Cheryl A. Todd	54	Recording Secretary and Member, Management Board
Kathleen M. Regan-Pyne	58	Corresponding Secretary and Member, Management Board (1)
Thayne D. Hutchins, Jr.	43	Treasurer and Member, Management Board (1)
Mark F. Brown	57	Member, Management Board (1)
Bruce S. Bozsum	54	Member, Management Board
William Quidgeon, Jr.	52	Member, Management Board (1)
Mark M. Sperry	64	Member, Management Board
Mitchell Grossinger Etess	56	Chief Executive Officer, Mohegan Tribal Gaming Authority
Mario C. Kontomerkos	38	Chief Financial Officer, Mohegan Tribal Gaming Authority
Robert J. Soper	42	President and Chief Executive Officer, Mohegan Sun
________

(1)	Audit Committee member.
Kevin P. Brown—Mr. Brown was first seated on the Tribal Council and Management Board in October 2013, at which time he was also elected Chairman, after a 25-year career in the United States Army. Mr. Brown’s experience as a commissioned officer in the Army includes extensive leadership and organizational management in deployed combat environments, as well as the stateside management of a large Army base at Fort Riley, Kansas. Mr. Brown also served as an analyst at the Pentagon following his attainment of a Master of Science Degree in Operational Research and Systems Analysis at the Naval Postgraduate School in Monterey, California. In addition, Mr. Brown holds a Bachelor of Science Degree in Aerospace Engineering from the United States Military Academy, a Master of Arts in Public Diplomacy from Norwich University and a Doctoral Candidacy in Security Studies from Kansas State University.
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
Mark F. Brown—Mr. Brown was first seated on the Tribal Council and Management Board in October 1995. He served as Chairman of the Tribal Council and Management Board from October 2000 until October 2005. Mr. Brown also served as the Tribe's historian and was instrumental in the Tribe's pursuit of federal recognition.
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
Mark M. Sperry—Mr. Sperry was elected to the Tribal Council and Management Board in October 2011. Mr. Sperry oversaw the Education Department of the Tribe for over 15 years and has an extensive background in education and psychology, having worked as a Master teacher at EastConn, a special service organization to public schools, and a supervisor and career counselor for multiple vocational training programs at the Meriden/Middletown Workforce Development Board. He also served as co-chair of the USET (United South and Eastern Tribes) Education Committee and as Chairman of the Tribal Employment Rights Ordinance Commission of the Tribe. In addition to a Bachelor's Degree from the University of Connecticut, Mr. Sperry also holds a Special Education Teaching Certification from Central Connecticut State University and master's level certification in elementary education from Southern Connecticut State University.
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
Audit Committee
We have established a separately-designated standing Audit Committee in accordance with applicable provisions of the Securities Exchange Act of 1934. The Audit Committee is comprised of certain members of the Management Board. Members of our Audit Committee are capable of reading and understanding financial statements, including balance sheets and statements of income, changes in capital and cash flows. The Management Board has determined that none of its members and, accordingly, no member of the Audit Committee, is a financial expert, meaning no member has past employment experience in finance or accounting, requisite professional certification in accounting or any other comparable experience or background, which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. However, the Audit Committee is advised on financial matters through a Financial Advisory Committee comprised of one or more financial experts independent from us.

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

Item 11. Executive Compensation.
Compensation Discussion and Analysis
Executive Compensation Objectives
We operate in an extremely competitive environment and believe that our current and future success is closely correlated with our ability to attract and retain highly talented employees and a strong management team. Accordingly, our executive compensation program is intended to meet three principal objectives: (1) attract, reward and retain senior management employees, (2) motivate these individuals to achieve our short-term and long-term business goals and (3) promote internal compensation equity and external competitiveness.
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
Role of the Compensation Committee and Senior Management
Our nine-member Management Board, whose members also comprise the Tribal Council, serves as our Compensation Committee and has final authority over the design, negotiation and implementation of our executive compensation program. As discussed below, Mr. Etess, along with other senior and executive level employees, have taken the leading roles in the design of our executive compensation program. In addition, acting within the boundaries of our annual budget, as approved by the Management Board, Mr. Etess and other senior and executive level employees determine the base salaries and cash-based incentive opportunities offered to our executives.
Elements of Compensation
Compensation offered to our named executive officers, or NEOs, primarily consists of annual compensation in the form of base salaries and employee benefits/perquisites. We also offer our NEOs the opportunity to defer all or a portion of their annual cash compensation under a deferred compensation plan, or DCP, and to participate in the Mohegan Retirement and 401(k) Plan, both of which are sponsored by the Tribe. The following presents additional information relating to the elements of compensation offered to our NEOs in fiscal 2014:
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

With these factors in mind, we have entered into employment agreements with our NEOs that, among other things, provide for minimum base salary levels and employee benefits that, when combined, provide total compensation reflecting our need to compete for and retain management talent in a competitive environment. Our NEOs’ base salaries also are subject to annual increases.
Employee Benefits
Our NEOs receive certain employee benefits, including health insurance, dental and vision coverage, prescription drug plans, long-term disability care and flexible spending accounts. In addition, our NEOs are provided the opportunity to receive employer-matching 401(k) contributions of 50% of their elective deferral contributions up to a maximum of 3% of their compensation under the Mohegan Retirement and 401(k) Plan. All of our NEOs receive payment of premiums for supplemental long-term disability policies.
Incentive Compensation
In the past we have offered our NEOs cash-based incentive compensation in the form of an annual cash bonus opportunity. However, due to recent company-wide cost saving initiatives, we have indefinitely suspended such annual cash bonuses.
Compensation Committee Report
Our nine-member Management Board serves as our Compensation Committee. The Management Board met with us to review and discuss the preceding Compensation Discussion and Analysis. Based on such review and discussion, the Management Board approved this Compensation Discussion and Analysis and authorized its inclusion in this Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
Management Board
The members of the Management Board, as of the date of this filing, are as follows: Kevin P. Brown, Ralph James Gessner, Jr., Cheryl A. Todd, Kathleen M. Regan-Pyne, Thayne D. Hutchins, Jr., Mark F. Brown, Bruce S. Bozsum, William Quidgeon, Jr. and Mark M. Sperry.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Base Salary	Cash Bonus	Non-Equity Incentive Compensation	All Other Compensation (2)	Total
Mitchell Grossinger Etess	2014	$1,402,762	—	—	15,136	$1,417,898
Chief Executive Officer,	2013	$1,429,738	—	—	15,150	$1,444,888
Mohegan Tribal Gaming Authority	2012	$1,367,699	—	—	9,886	$1,377,585

Mario C. Kontomerkos	2014	$717,829	—	—	3,722	$721,551
Chief Financial Officer,	2013	$709,423	—	—	3,735	$713,158
Mohegan Tribal Gaming Authority	2012	$675,389	—	—	511	$675,900

Robert J. Soper (1)	2014	$800,000	—	—	15,456	$815,456
President and Chief Executive Officer,	2013	$740,662	—	—	95,065	$835,727
Mohegan Sun	2012	$466,206	—	—	30,214	$496,420
 _________

(1)	Appointed President and Chief Executive Officer of Mohegan Sun on October 22, 2012.

(2)	Amounts reported in this column are comprised of the following:
All Other Compensation Details

Name	Fiscal Year	401(k) (1)	Long-Term Disability (2)	Vacation Payout (3)	Moving Allowance (4)	Taxes on Moving Allowance (5)	Total
Mitchell Grossinger Etess	2014	$5,250	9,886	—	—	—	$15,136
	2013	$5,250	9,900	—	—	—	$15,150
	2012	$—	9,886	—	—	—	$9,886

Mario C. Kontomerkos	2014	$—	3,722	—	—	—	$3,722
	2013	$—	3,735	—	—	—	$3,735
	2012	$—	511	—	—	—	$511

Robert J. Soper	2014	$5,250	10,206	—	—	—	$15,456
	2013	$5,250	646	13,354	50,000	25,815	$95,065
	2012	$—	—	30,214	—	—	$30,214
 _________

(1)	Employer-matching 401(k) contributions.

(2)	Premium payments on long-term disability policies.

(3)	Payments pertaining to unused vacation time.

(4)	Payments of moving expenses.

(5)	Reimbursements for payments of income taxes pertaining to moving expenses.

Non-Qualified Deferred Compensation
We offer our NEOs the opportunity to participate in the DCP. The DCP is a non-qualified plan that allows our executives the opportunity to defer all or a portion of their annual cash compensation. We do not make contributions to the DCP on behalf of our NEOs. The following table presents each NEO activity within the DCP for the fiscal year ended September 30, 2014.

Name	Employee Contributions	Employer Contributions	Aggregate Additions/ Earnings	Aggregate Withdrawals/ Distributions	Balance September 30, 2014
Mitchell Grossinger Etess	$207,717	$—	$420,485	$(845,580)	$4,804,930
Mario C. Kontomerkos	$—	$—	$—	$—	$—
Robert J. Soper	$40,769	$—	$2,878	$—	$72,487

The amounts deferred by each NEO are deemed to be invested in the fund(s) designated by each NEO from among a number of funds offered under the DCP. NEOs may change their investment selections from time to time. The following funds were available under the DCP, as of the date of this filing:

Schwab Value Advantage Money	JHancock Disciplined Value Mid	Lazard Emerging Markets Equity
T. Rowe Price Health Sciences	Sentinel Common Stock A	Dreyfus Intl Stock Index
BlackRock Global Allocation Instl	Schwab S&P 500 Index	American Century ShDur Infl Prot
AllianzGI Technology Institutional	American Beacon Lg Cap Value	Fidelity Spartan Extended Mkt
Morgan Stanley Inst Mid Cap	Glenmede Small Cap Equity Adv	Cohen & Steers Realty Shares
Fidelity High Income	Thornburg International Value I	American Century Infl-Adj Bond
T. Rowe Price Blue Chip Growth	Prudential Jennison Utility A	PIMCO Emerging Local Bond Adm
PIMCO Total Return Instl	Dreyfus Bond Market Index Basic
In accordance with U.S. federal income tax laws and regulations, an election to defer compensation generally must be made prior to the year in which the services to which the compensation relates will be performed. Once made, an election to defer compensation to be earned in the upcoming year is irrevocable. At time of deferral election, each NEO chooses the date on which payment of deferred compensation for the upcoming year is to commence, as well as whether to receive payments in a lump sum or in up to fifteen annual installments. NEOs may change the form and timing of payments elected with respect to particular deferrals, subject to compliance with the terms of the DCP then in effect, including, any grandfathered terms resulting from changes in applicable U.S. federal income tax laws and regulations.
Potential Payments and Benefits upon Termination or Change in Control
The following table presents potential payments to our NEOs in the event of a termination of employment, based on the terms of their employment agreements, as described below. Due to our sovereignty, potential payments upon change in control are not included within the table below, as these are not applicable. The amounts presented represent our estimate of potential payments to our NEOs upon their termination, assuming, in each case, that termination occurred on September 30, 2014, the last day of fiscal 2014. Actual payments can only be determined at the time of each NEO's separation from the company.

	Base Salary	Medical Benefits	Penalty Payment	Total
Mitchell Grossinger Etess
Termination without cause	$1,052,071	13,394	250,000	$1,315,465
Termination due to medical disability (1)	$701,381	1,402,762	—	$2,104,143
Change of Control	$—	—	—	$—

Mario C. Kontomerkos
Termination without cause	$2,332,944	19,280	—	$2,352,224
Termination due to medical disability (1)	$358,915	717,829	—	$1,076,744
Change of Control	$—	—	—	$—

Robert J. Soper
Termination without cause	$1,400,000	19,280	—	$1,419,280
Termination due to medical disability (1)	$400,000	800,000	—	$1,200,000
Change of Control	$—	—	—	$—
  __________

(1)
Under the NEOs employment agreements, upon termination without cause, we are required to continue to provide medical benefits for a period of one year following such termination. Upon termination due to medical disability, we are required to continue to provide the NEOs' annual base salaries and medical benefits for a period of 180 days; thereafter, if we choose to suspend the NEOs' employment or the NEOs are deemed permanently disabled, we are required to provide disability insurance coverage of 50% of the NEOs' annual base salaries, except for Mr. Etess for whom we are required to provide disability insurance coverage of 50% of his Disability Annual Salary, as defined, for a period of two years commencing at termination or suspension of the NEOs' employments.

Employment Agreements
Mr. Etess. Mr. Etess's amended and restated employment agreement commenced as of January 1, 2012 and expires on June 30, 2015. The agreement provides for an annual base salary of $1,361,904, subject to an increase to $1,402,762 as of July 1, 2012, and thereafter subject to increases as determined by us. The agreement is subject to automatic renewal for an additional three-year term unless either party provides notice to the other on or before one year prior to the end of the agreement's stated term of an intention to terminate the agreement at the stated termination date. We may terminate Mr. Etess's employment for “cause,” defined as: (1) the violation of the non-competition, non-solicitation and non-disclosure covenants contained in the agreement, (2) the loss or suspension by the State of Connecticut of Mr. Etess's license for Class III gaming for a period of thirty (30) consecutive days, (3) conviction of any crime committed involving fraud, theft or moral turpitude or (4) an intentional material breach of Mr. Etess's obligations under the agreement. In the event that we terminate Mr. Etess for cause, he is not entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Etess is entitled to receive severance payments equal to his annual base salary from the date of termination to the expiration of the agreement in the same amounts and at the same intervals as would have been paid had his employment continued. Should we terminate his employment other than for cause, Mr. Etess may withdraw his deferred compensation and, in turn, we have agreed, under certain circumstances outlined in the agreement, to pay the penalty for early withdrawal of his deferred compensation, in amounts not to exceed the maximum balances outlined in the agreement. Additionally, in the event of termination other than for cause, we have agreed to pay any income taxes payable by Mr. Etess in connection with any such penalty payments made by us, in amounts not to exceed the maximum balances outlined in the agreement.

Mr. Kontomerkos. Mr. Kontomerkos's employment agreement commenced as of September 1, 2011 and expires on December 31, 2014. The agreement provides for an annual base salary of $675,000, subject to annual increases commencing January 1, 2013, as determined by us. The agreement is subject to automatic renewal for an additional three-year term unless either party provides notice to the other on or before the 180th day prior to the end of the agreement's stated term of an intention to terminate the agreement at the stated termination date. Under the agreement, we may terminate Mr. Kontomerkos's employment for cause, as defined above. In the event that we terminate Mr. Kontomerkos for cause, he is not entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Kontomerkos is entitled to receive severance payments equal to his annual base salary from the date of termination to the expiration of the agreement in the same amounts and at the same intervals as would have been paid had his employment continued.

Mr. Soper. Mr. Soper’s employment agreement, which replaced his previous employment agreement, commenced as of March 1, 2013 and expires on June 30, 2016. At commencement, his annual base salary under the agreement was $750,000, increasing to an annual base salary of $800,000 subsequent to April 21, 2013, and subject to annual increases commencing July 1, 2014, as determined by us. The agreement is subject to automatic renewal for an additional one-year term unless either party provides notice to the other on or before one year prior to the end of the agreement’s stated term of an intention to terminate the agreement at the stated termination date. Under the agreement, we may terminate Mr. Soper for cause, as defined above. In the event that we terminate Mr. Soper for cause, he is not entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Soper is entitled to receive severance payments equal to his annual base salary from the date of termination through the greater of: (1) the expiration date of the initial term of the agreement or (2) 12 months from the date of termination, in the same amounts and at the same intervals as would have been paid had his employment continued.
Compensation of Management Board
The following table presents data related to compensation of current members of the Management Board for the fiscal year ended September 30, 2014.

Name	Compensation	Other (1)	Total
Kevin P. Brown	$177,787	217	$178,004
Ralph James Gessner, Jr.	$176,732	278	$177,010
Cheryl A. Todd	$135,528	214	$135,742
Kathleen M. Regan-Pyne	$142,994	225	$143,219
Thayne D. Hutchins, Jr.	$127,597	198	$127,795
Mark F. Brown	$172,591	501	$173,092
Bruce S. Bozsum	$145,002	225	$145,227
William Quidgeon, Jr.	$143,146	225	$143,371
Mark M. Sperry	$127,597	198	$127,795
__________

(1)	Premium payments on life insurance policies owned by each member.
Members of the Management Board are paid annual salaries by the Tribe for their services as members of the Tribal Council. Due to the dual roles of these individuals in our governance and Tribe's, we are obligated to fund a portion of their compensation pursuant to an arrangement established at the time of Mohegan Sun's inception. In fiscal 2014, we were obligated to fund 60% of each member's annual compensation. This allocation was determined based on the amount of time members acted in their capacity as the Management Board as opposed to their capacity as the Tribal Council. We believe that members' activities in fiscal 2015 will be consistent with their fiscal 2014 activities and as such we expect to fund 60% of their fiscal 2015 compensation.
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
Our Management Board reviews all transactions between us and principal officers. In addition, our corporate governance practices include procedures for discussing and assessing relationships among us and principal officers, including business, financial and family member, as applicable. Our Management Board also reviews transactions with principal officers, on a case-by-case basis, to determine whether any conflict of interest exists. Additionally, our Management Board ensures that directors voting on such matters have no interest in the matter and discusses transactions with counsel as deemed necessary.
Transactions between the Authority and the Authority’s Subsidiaries and the Tribe
Distributions
In August 2001, we and the Tribe entered into an agreement, or the priority distribution agreement, which stipulates that we must make monthly payments to the Tribe to the extent of our net cash flow, as defined under the priority distribution agreement. The priority distribution agreement, which has a perpetual term, limits the maximum aggregate priority distribution payments in each calendar year to $14.0 million, as adjusted annually in accordance with a formula specified in the priority distribution agreement to reflect the effects of inflation. Payments under the priority distribution agreement: (1) do not reduce our obligations to reimburse the Tribe for governmental and administrative services provided by the Tribe or to make payments under any other agreements with the Tribe, (2) are limited obligations and are payable only to the extent of our net cash flow, as defined under the priority distribution agreement and (3) are not secured by a lien or encumbrance on any of our assets or properties.
Distributions to the Tribe associated with the priority distribution agreement totaled $19.5 million, $19.2 million and $18.8 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Additional priority distributions to the Tribe, in compliance with restrictive financial covenants under our bank credit facilities, line of credit and note indentures and exclusive of priority distributions under the priority distribution agreement, totaled $30.5 million, $30.8 million and $34.2 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
Services
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. We incurred expenses for such services totaling $27.1 million, $26.8 million and $27.0 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
We purchase most of our utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. We incurred costs for such utilities totaling $19.3 million, $17.8 million and $18.7 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
2009 Mohegan Tribe Promissory Note
In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, LLC, or Salishan-Mohegan, referred to herein as the 2009 Mohegan Tribe promissory note. The 2009 Mohegan Tribe promissory note was amended in June 2014 to extend the maturity date to September 30, 2015. The 2009 Mohegan Tribe promissory note accrues interest at an annual rate of 10.0%. As amended, accrued interest is payable as follows: (i) $1.2 million per quarter, commencing December 31, 2013 through March 31, 2014 and (ii) $1.3 million on June 30, 2015, with the balance of accrued and unpaid interest due at maturity. As amended, principal outstanding under the 2009 Mohegan Tribe promissory note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 through September 30, 2013, (ii) $875,000 per quarter, commencing December 31, 2013 through March 31, 2014, (iii) $875,000 on June 30, 2015 and (iv) $875,000 at maturity. We incurred interest expense associated with the

2009 Mohegan Tribe promissory note totaling $240,000, $752,000 and $1.2 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
2012 Mohegan Tribe Minor's Trust Promissory Note
In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan, referred to herein as the 2012 Mohegan Tribe Minor's Trust promissory note. The 2012 Mohegan Tribe Minor's Trust promissory note was amended in June 2014 to extend the maturity date to March 31, 2017. The 2012 Mohegan Tribe Minor's Trust promissory note accrues interest at an annual rate of 10.0%. As amended, accrued interest is payable as follows: (i) quarterly, commencing June 30, 2012 through March 31, 2014, (ii) on July 1, 2014 on the unpaid balance for the period April 1, 2014 through June 30, 2014, (iii) $800,000 per quarter, commencing September 30, 2015 through March 31, 2016 and (iv) quarterly, thereafter on the unpaid balance. As amended, principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 through March 31, 2014, (ii) $500,000 on July 1, 2014 and September 30, 2015, (iii) $1.5 million per quarter, commencing December 31, 2015 through September 30, 2016 and (iv) $10.0 million at maturity. We incurred interest expense associated with the 2012 Mohegan Tribe Minor's Trust promissory note totaling $1.7 million, $1.9 million and $1.0 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
2013 Mohegan Tribe Promissory Note
In March 2013, Mohegan Gaming & Hospitality, LLC, or MG&H, purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a promissory note in the principal amount of $7.4 million, or the 2013 Mohegan Tribe promissory note. The 2013 Mohegan Tribe promissory note matures on December 31, 2018. The 2013 Mohegan Tribe promissory note accrues interest at an annual rate of 4.0% payable quarterly. We incurred interest expense associated with the 2013 Mohegan Tribe promissory note totaling $297,000 and $151,000 for the fiscal years ended September 30, 2014 and 2013, respectively.
Mohegan Tribe Credit Facility
In March 2012, the Tribe extended a revolving credit facility issued to Salishan-Mohegan with a borrowing capacity of $1.45 million, or the Mohegan Tribe credit facility. The Mohegan Tribe credit facility matured on September 30, 2013. As of September 30, 2013, no amount was outstanding under the Mohegan Tribe credit facility. We incurred interest expense associated with the Mohegan Tribe credit facility totaling $135,000 and $202,000 for the fiscal years ended September 30, 2013 and 2012, respectively.
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
As of September 30, 2014, we employed approximately 125 members of the Tribe.

Corporate Governance and Management Board Independence
We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, or Tribal Council, the governing body of the Tribe. Any change in the composition of the Tribal Council results in a corresponding change in our Management Board. Upon election, each Tribal Council and Management Board member serves a four-year term on a staggered basis. Incumbent members of the Tribal Council do not nominate or otherwise identify candidates for election. Accordingly, the Tribal Council and Management Board do not screen candidates for election nor do they maintain a nominating committee. Instead, the registered voters of the Tribe elect all members of the Tribal Council. In order to qualify for, and seek election to a position on the Tribal Council, an individual: (1) must be at least 21 years of age prior to the date of the election, (2) must be a registered voting member of the Tribe in good standing, (3) must not have been convicted of any violation of the Tribal Election Ordinance and (4) must not have been convicted of either a felony or a misdemeanor involving moral integrity, such as forgery or bribery.
As described above, members of the Management Board also are members of the Tribe and the Tribal Council. Due to the relationships between us and the Tribe, as described above, none of the Management Board members would qualify as “independent directors” within the rules of The New York Stock Exchange or the NASDAQ Stock Market.

Item 14. Principal Accounting Fees and Services.
The following table presents the aggregate fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP:

	Fiscal 2014	Fiscal 2013
Audit fees	$868,546	$883,800
Tax fees	40,500	16,500
All other fees	5,000	4,000
Total	$914,046	$904,300
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
A(1). Financial Statements
The following financial information appear in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference in Part II, Item 8:

A(2). Financial Statement Schedules
The following schedule appears on page S-1 in this Annual Report on Form 10-K and is incorporated by reference herein:
Schedule II—Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 2014, 2013 and 2012.
All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.
A(3). Exhibits
The exhibits to this Annual Report on Form 10-K are listed on the exhibit index, which appears elsewhere herein and is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on December 24, 2014.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/s/ KEVIN P. BROWN
Kevin P. Brown Chairman, Management Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 24, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of
the Mohegan Tribal Gaming Authority:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of the Mohegan Tribal Gaming Authority and its subsidiaries (the "Authority") at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), Schedule II-Valuation and Qualifying Accounts and Reserves, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Authority’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Hartford, CT
December 24, 2014

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$49,108	$63,624
Restricted cash	675	13,757
Receivables, net	30,640	26,142
Inventories	14,544	13,990
Other current assets	16,997	20,518
Total current assets	111,964	138,031
Non-current assets:
Property and equipment, net	1,424,068	1,476,175
Goodwill	39,459	39,459
Other intangible assets, net	405,109	405,518
Other assets, net	75,360	76,967
Total assets	$2,055,960	$2,136,150
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$29,308	$25,219
Current portion of relinquishment liability	25,194	62,947
Due to Mohegan Tribe	2,250	6,308
Current portion of capital leases	793	2,302
Trade payables	24,086	10,531
Construction payables	5,832	11,011
Accrued interest payable	8,659	23,296
Other current liabilities	127,175	123,982
Total current liabilities	223,297	265,596
Non-current liabilities:
Long-term debt, net of current portion	1,675,958	1,628,173
Relinquishment liability, net of current portion	—	11,418
Due to Mohegan Tribe, net of current portion	23,420	23,420
Capital leases, net of current portion	2,345	3,138
Other long-term liabilities	6,113	5,020
Total liabilities	1,931,133	1,936,765
Commitments and Contingencies
Capital:
Retained earnings	125,058	199,236
Mohegan Tribal Gaming Authority capital	125,058	199,236
Non-controlling interests	(231)	149
Total capital	124,827	199,385
Total liabilities and capital	$2,055,960	$2,136,150
The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2014	September 30, 2013	September 30, 2012
Revenues:
Gaming	$1,133,563	$1,190,202	$1,254,558
Food and beverage	91,655	86,251	92,149
Hotel	47,310	40,873	39,609
Retail, entertainment and other	119,134	118,559	112,194
Gross revenues	1,391,662	1,435,885	1,498,510
Less-Promotional allowances	(98,944)	(95,857)	(99,197)
Net revenues	1,292,718	1,340,028	1,399,313
Operating costs and expenses:
Gaming	687,021	708,929	771,909
Food and beverage	41,482	41,575	44,949
Hotel	15,807	14,339	14,293
Retail, entertainment and other	50,945	43,859	40,723
Advertising, general and administrative	190,639	192,673	198,171
Corporate	41,036	28,122	17,379
Depreciation and amortization	80,126	80,317	85,030
(Gain) loss on disposition of assets	(9)	241	353
Severance	—	29	12,521
Pre-opening	1,187	687	—
Impairment of Project Horizon	4,981	—	—
Relinquishment liability reassessment	(1,905)	(249)	(11,439)
Total operating costs and expenses	1,111,310	1,110,522	1,173,889
Income from operations	181,408	229,506	225,424
Other income (expense):
Accretion of discount to the relinquishment liability	(2,205)	(4,974)	(8,248)
Interest income	7,066	6,271	4,492
Interest expense, net of capitalized interest	(147,933)	(170,150)	(146,057)
Loss on early extinguishment of debt	(62,041)	(11,516)	(14,326)
Other expense, net	(853)	(1,595)	(44)
Total other expense	(205,966)	(181,964)	(164,183)
Net income (loss)	(24,558)	47,542	61,241
Loss attributable to non-controlling interests	380	2,784	2,019
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$(24,178)	$50,326	$63,260

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, September 30, 2011	$198,724	$196,403	$2,321
Cumulative-effect of adoption of amendments to ASC 924 regarding jackpot liabilities	1,968	1,968	—
Contributions from members	280	—	280
Net income (loss)	61,241	63,260	(2,019)
Distributions to Mohegan Tribe	(52,950)	(52,950)	—
Balance, September 30, 2012	209,263	208,681	582
Net income (loss)	47,542	50,326	(2,784)
Distributions to Mohegan Tribe	(50,000)	(50,000)	—
Repurchase of membership interest	(7,420)	(9,771)	2,351
Balance, September 30, 2013	199,385	199,236	149
Net loss	(24,558)	(24,178)	(380)
Distributions to Mohegan Tribe	(50,000)	(50,000)	—
Balance, September 30, 2014	$124,827	$125,058	$(231)

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2014	September 30, 2013	September 30, 2012
Cash flows provided by (used in) operating activities:
Net income (loss)	$(24,558)	$47,542	$61,241
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	80,126	80,317	85,030
Relinquishment liability reassessment	(1,905)	(249)	(11,439)
Accretion of discount to the relinquishment liability	2,205	4,974	8,248
Cash paid for accretion of discount to the relinquishment liability	(2,897)	(5,792)	(9,028)
Loss on early extinguishment of debt	58,245	4,531	14,326
Payments of tender offer costs and discounts	(48,155)	(3,104)	—
Amortization of debt issuance costs and accretion of bond discounts	8,037	12,285	9,987
Amortization of net deferred gain on settlement of derivative instruments	—	(76)	(255)
Provision for losses on receivables	6,146	3,436	3,189
Impairment of Project Horizon	4,981	—	—
(Gain) loss on disposition of assets	(9)	241	353
Loss from unconsolidated affiliates	826	1,553	—
Changes in operating assets and liabilities:
Increase in receivables	(7,159)	(648)	(7,676)
(Increase) decrease in inventories	(554)	448	(410)
(Increase) decrease in other assets	(3,531)	2,759	(4,859)
Increase (decrease) in trade payables	13,419	(2,143)	(4,778)
Increase (decrease) in accrued interest	(14,637)	(23,066)	17,782
Increase (decrease) in other liabilities	2,436	(20,057)	15,286
Net cash flows provided by operating activities	73,016	102,951	176,997
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of increase (decrease) in construction payables of $(5,179), $5,948 and $(3,829), respectively	(35,079)	(59,597)	(47,471)
Issuance of third-party loans and advances	(1,804)	(2,033)	(923)
Payments received on third-party loans	644	139	146
(Increase) decrease in restricted cash, net	13,679	33,078	(45,231)
Proceeds from asset sales	134	216	143
Investments in unconsolidated affiliates	(29)	(4,971)	—
Proceeds from Commonwealth of Pennsylvania’s facility improvement grant	—	—	2,000
Net cash flows used in investing activities	(22,455)	(33,168)	(91,336)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings - Revolving	—	3,000	154,000
Prior Bank Credit Facility repayments - Revolving	—	(3,000)	(289,000)
Prior Bank Credit Facility repayments - Term	(393,000)	(4,000)	(3,000)
Prior Term Loan Facility borrowings, net of discount	—	—	220,500
Prior Term Loan Facility repayments, net of discount	(222,103)	—	—
Senior Secured Credit Facility borrowings - Revolving	310,000	—	—
Senior Secured Credit Facility repayments - Revolving	(273,000)	—	—
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	124,343	—	—
Senior Secured Credit Facility repayments - Term Loan A	(3,125)	—	—
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	720,952	—	—
Senior Secured Credit Facility repayments - Term Loan B	(5,475)	—	—
Line of Credit borrowings	356,796	24,897	225,215
Line of Credit repayments	(353,755)	(24,897)	(225,215)
Borrowings from Mohegan Tribe	—	—	20,600
Repayments to Mohegan Tribe	(3,250)	(9,950)	—
Proceeds from issuance of Senior Unsecured Notes	—	500,000	—
Repayments of other long-term debt	(212,323)	(495,601)	(66,454)
Salishan-Mohegan Bank Credit Facility repayments - Revolving	—	—	(15,250)

Downs Lodging Credit Facility borrowings - Term	—	—	45,000
Principal portion of relinquishment liability payments	(46,574)	(45,350)	(45,258)
Distributions to Mohegan Tribe	(50,000)	(50,000)	(52,950)
Payments of financing fees	(12,395)	(11,957)	(51,513)
Payments on capital lease obligations	(2,168)	(3,385)	(706)
Non-controlling interest contributions	—	—	280
Net cash flows used in financing activities	(65,077)	(120,243)	(83,751)
Net increase (decrease) in cash and cash equivalents	(14,516)	(50,460)	1,910
Cash and cash equivalents at beginning of year	63,624	114,084	112,174
Cash and cash equivalents at end of year	$49,108	$63,624	$114,084
Supplemental disclosures:
Cash paid during the year for interest	$153,481	$180,657	$118,225
Repurchase of membership interest	$—	$7,420	$—
Capital lease	$—	$—	$4,189
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
As of September 30, 2014, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”), MTGA Gaming, LLC (“MTGA Gaming”), Downs Lodging, LLC ("Downs Lodging") and Mohegan Gaming Advisors, LLC ("Mohegan Gaming Advisors").
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
Mohegan Ventures-NW and a subsidiary of the Tribe hold 49.15% and 10.85% membership interests in Salishan-Mohegan, LLC (“Salishan-Mohegan”), respectively. Salishan-Mohegan was formed with an unrelated third-party to participate in the development and management of a proposed casino to be owned by the federally-recognized Cowlitz Indian Tribe of Washington (the “Cowlitz Tribe”) and to be located in Clark County, Washington (the “Cowlitz Project”). Salishan-Mohegan holds 100% membership interests in Salishan-Mohegan Two, LLC ("Salishan-Mohegan Two") and Interchange Development Group, LLC ("Interchange Development Group"), both of which were formed to acquire certain property related to the Cowlitz Project.
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
Mohegan Gaming Advisors, an unrestricted subsidiary of the Authority, was formed to pursue gaming opportunities outside the State of Connecticut, including management contracts and consulting agreements for casino and entertainment properties

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in the United States. Mohegan Gaming Advisors holds 100% membership interests in MGA Holding NJ, LLC ("MGA Holding NJ") and MGA Gaming NJ, LLC (collectively, the "Mohegan New Jersey Entities"). The Mohegan New Jersey Entities were formed to pursue management contracts and consulting agreements in the State of New Jersey. In October 2012, MGA Holding NJ acquired a 10% ownership interest in Resorts Casino Hotel in Atlantic City, New Jersey ("Resorts Atlantic City").
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

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Authority and its majority and wholly-owned subsidiaries and entities. In accordance with authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”) pertaining to consolidation of variable interest entities, the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW, as Mohegan Ventures-NW is deemed to be the primary beneficiary. In consolidation, all inter-company balances and transactions were eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Authority to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The most significant estimates included in the accompanying consolidated financial statements relate to reserves for doubtful accounts, asset valuation, the liabilities associated with self-insurance, unredeemed Momentum Dollars and relinquishment, contingencies and litigation. Actual results could differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of deposits that can be redeemed on demand and investments with original maturities of less than 90 days. Cash equivalents are carried at cost, which approximates market value. Cash and cash equivalents include all operating cash and in-house funds.
Restricted Cash
Restricted cash consists of deposits that are contractually restricted as to their withdrawal or use. As of September 30, 2014, restricted cash primarily includes cash held by Downs Racing pursuant to the Pennsylvania Race Horse Development and Gaming Act and Pennsylvania state statutes. The Pennsylvania Race Horse Development and Gaming Act requires Downs Racing to deposit a percentage of gross revenues from slot machines into a separate interest bearing account for the benefit of horsemen and breeders. In addition, Pennsylvania state statutes require Downs Racing to deposit net amounts received from the sale of lottery tickets into a separate designated account. As of September 30, 2013, restricted cash primarily includes cash held by Downs Lodging which use was restricted to payments for construction expenditures in connection with Project Sunlight, including construction period interest and expenses.
Receivables
Accounts Receivable
Accounts receivable consists primarily of casino receivables, which represent credit extended to approved casino patrons, and hotel and other non-gaming receivables. The Authority maintains a reserve for doubtful collection, which is based on the

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Authority’s estimate of the probability that these receivables will be collected. The Authority assesses the adequacy of this reserve by continuously evaluating historical experience, creditworthiness of the related patron and all other available information. Future business or economic trends could affect the collectability of these receivables and the related reserve.
Long-Term Receivables
Long-term receivables consist primarily of receivables from affiliates and others.
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
Receivables from others, which are primarily included in other assets, net, in the accompanying consolidated balance sheets, consist primarily of funds loaned to third-parties in connection with various diversification projects. Receivables from others also include a loan to a tenant at Mohegan Sun. The Authority maintains a reserve for doubtful collection of receivables from others, which is based on the Authority's estimate of the probability that these receivables will be collected considering historical experience, creditworthiness of the related third-parties and tenant and all other available information.
The following table presents a reconciliation of long-term receivables, including current portions, and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Others	Total
Balance, September 30, 2013 (1)	$57,782	$3,530	$61,312
Additions:
Issuance of affiliate advances and other loans, including interest receivable	8,814	123	8,937
Deductions:
Payments received	—	(1,041)	(1,041)
Balance, September 30, 2014 (1)	$66,596	$2,612	$69,208
__________

(1)
Includes interest receivable of $35.7 million and $29.1 million as of September 30, 2014 and 2013, respectively. The WTG receivables no longer accrue interest pursuant to a release and reimbursement agreement entered into in September 2010.

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Others	Total
Balance, September 30, 2013	$24,189	$61	$24,250
Additions:
Charges to bad debt expense	2,644	744	3,388
Deductions:
Adjustments	—	(9)	(9)
Balance, September 30, 2014	$26,833	$796	$27,629
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
Property and equipment are assessed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If it is determined that the carrying amounts may not be recoverable based on current and future levels of income and cash flows, as well as other factors, an impairment loss will be recognized at such time. During its fourth quarter ended September 30, 2014, the Authority further re-evaluated its plans with respect to the development of the new hotel element of its suspended Project Horizon expansion, which now includes a hotel to be developed and owned by an instrumentality of the Tribe, as well as a third-party developed and owned retail center, and, based on new design plans, including the final location of the planned hotel, the Authority determined that certain design and earthwork related assets did not have any future benefit to the Authority. Accordingly, the Authority recognized a related $5.0 million impairment charge, which was recorded in the accompanying consolidated statement of loss for the fiscal year ended September 30, 2014 (refer to Note 4). As of September 30, 2013, the Authority assessed its property and equipment, including assets related to the suspended Project Horizon, for impairment and determined that no impairment existed.
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
Goodwill
In accordance with authoritative guidance issued by the FASB pertaining to goodwill, the goodwill associated with the acquisition of the Pennsylvania Facilities is not subject to amortization, but is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania Facilities, exclusive of capital expenditures requirements. If the carrying value of the goodwill exceeds its fair value, an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds its implied fair value. The income approach requires the Authority to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a market multiple of the Pennsylvania Facilities. As of September 30, 2014 and 2013, the Authority assessed the goodwill for impairment and determined that no impairment existed. If any of the following occurs, the goodwill may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania Facilities are not achieved, (2) if the discount rate increases, (3) if terminal growth rates decrease or (4) if market multiples decrease.
Other Intangible Assets
Intangible assets relate primarily to the Pennsylvania Facilities, Mohegan Sun, MBC and Mohegan Golf.
In connection with the acquisition of the Pennsylvania Facilities, the Authority recorded a slot machine license intangible asset of $214.0 million. In October 2006, a one-time slot machine license fee of $50.0 million was paid to the Pennsylvania Gaming Control Board (the “PGCB”) and added to the existing slot machine license intangible asset. In June 2010, a one-time table game certificate fee of $16.5 million was paid to the PGCB and classified as an intangible asset. The slot machine license and table game certificate intangible assets, with indefinite useful lives, are assessed as a single unit of accounting at least annually for impairment by comparing the fair value of the recorded assets to their carrying value. Their fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania Facilities, exclusive of a required rate of return of all other assets and exclusive of capital expenditures requirements. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires the Authority to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a perpetual growth

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

rate of the Pennsylvania Facilities. As of September 30, 2014 and 2013, the Authority assessed the intangible assets for impairment and determined that no impairment existed. If any of the following occurs, the intangible assets may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania Facilities are not achieved, (2) if the discount rate increases or (3) if the terminal value decreases.
In connection with a relinquishment agreement (refer to Note 11), Trading Cove Associates (“TCA”) granted the Authority an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights, including the “Mohegan Sun” name. The Mohegan Sun trademark intangible asset of $119.7 million is deemed to have an indefinite useful life and is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing the income approach – relief from royalty method based on projected revenues from Mohegan Sun and Mohegan Sun at Pocono Downs. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires the Authority to make assumptions regarding future revenues, discount rates, royalty rate and the terminal value based on a perpetual growth rate of Mohegan Sun and Mohegan Sun at Pocono Downs. As of September 30, 2014 and 2013, the Authority assessed the Mohegan Sun trademark for impairment and determined that no impairment existed. If any of the following occurs, the Mohegan Sun trademark may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows from Mohegan Sun and Mohegan Sun at Pocono Downs are not achieved, (2) if the discount rate increases or (3) if the perpetual growth rate decreases.
In connection with the acquisitions of the WNBA franchise and the assets of Pautipaug Country Club Inc., the Authority recorded a franchise value intangible asset and a membership intangible asset, respectively. These intangible assets, with definite useful lives, are assessed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As of September 30, 2014 and 2013, the Authority assessed these intangible assets for impairment and determined that no impairment existed.
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
Unredeemed Momentum Dollars
The Authority maintains an accrual for unredeemed Momentum Dollars. This accrual is based on the estimated cost of Momentum Dollars expected to be redeemed as of the respective balance sheet date. The Authority assesses the adequacy of this accrual by periodically evaluating historical redemption experiences and projected trends related to the accrual. Actual results could differ from these estimates.
Base Jackpots
Base jackpots represent the fixed minimum amount of payouts from slot machines for a specific combination. The Authority recognizes base jackpots as reductions to revenues when it becomes obligated to pay such jackpots.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Relinquishment Liability
In accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, the Authority recorded a relinquishment liability based on the estimated present value of its obligations under a relinquishment agreement with TCA (refer to Note 11). The Authority reassesses projected revenues and consequently the relinquishment liability: (1) annually in conjunction with its budgeting process or (2) when necessary to account for material increases or decreases in projected revenues over the relinquishment period. If the reassessment results in an overall increase in projected revenues over the relinquishment period, the relinquishment liability is increased by 5% of such increase in revenues, discounted at the Authority’s risk-free rate of investment, which is an incremental layer. If the reassessment results in an overall decrease to projected revenues over the relinquishment period, the relinquishment liability is decreased by 5% of such decrease in revenues, discounted on the basis of a weighted-average discount rate, which is a decremental layer. The weighted-average discount rate is defined as the average discount rate utilized to discount all previous incremental layers weighted by the amount of each incremental layer. In addition, the Authority recognizes a quarterly accretion to the relinquishment liability to reflect the impact of the time value of money. Since the calculation of this liability requires a high level of estimates and judgments (including those related to projected revenues and impact and timing of future competition), future events that affect such estimates and judgments may cause the actual liability to materially differ from the current estimate.
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
The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes and certain credit facilities approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	September 30, 2014
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$37,000	$36,676
Senior Secured Credit Facility - Term Loan A	$119,789	$117,304
Senior Secured Credit Facility - Term Loan B	$716,188	$710,940
2013 9 3/4% Senior Unsecured Notes	$500,000	$505,625
2005 6 7/8% Senior Subordinated Notes	$9,654	$9,654
2012 11% Senior Subordinated Notes	$271,684	$274,846
The estimated fair values of the Authority's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about September 30, 2014.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Promotional Allowances
The Authority operates a program, without membership fees, for patrons at Mohegan Sun, Mohegan Sun at Pocono Downs and its managed property, Resorts Atlantic City. This program provides complimentary food and beverage, hotel, retail, entertainment and other services to patrons, as applicable, based on Momentum Dollars that are awarded for patrons’ gaming activities. Momentum Dollars may be utilized to purchase, among other things, items at retail stores and restaurants located within Mohegan Sun, Mohegan Sun at Pocono Downs and Resorts Atlantic City. Momentum Dollars also may be utilized at The Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center, as well as to purchase hotel services and tickets to entertainment events held at facilities located at Mohegan Sun, Mohegan Sun at Pocono Downs and Resorts Atlantic City. The retail value of these complimentary items is included in gross revenues when redeemed at facilities operated by the Authority and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third parties for the value of complimentary items redeemed at third-party outlets is charged to gaming costs and expenses.
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
The retail value of providing promotional allowances was included in revenues as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2014	September 30, 2013	September 30, 2012
Food and beverage	$43,264	$38,390	$40,925
Hotel	14,721	13,799	14,127
Retail, entertainment and other	40,959	43,668	44,145
Total	$98,944	$95,857	$99,197
The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2014	September 30, 2013	September 30, 2012
Food and beverage	$37,936	$34,194	$37,140
Hotel	8,979	7,216	7,754
Retail, entertainment and other	36,772	40,167	40,501
Total	$83,687	$81,577	$85,395

In certain circumstances, the Authority also offers discounts on patron losses and cash inducements at Mohegan Sun and Mohegan Sun at Pocono Downs, which are recognized as reductions to gaming revenues. Reductions to gaming revenues related to discounts provided on patron losses totaled $12.2 million, $11.0 million and $10.7 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Reductions to gaming revenues related to Momentum Dollars redeemed for cash totaled $1.3 million, $1.4 million and $1.1 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
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
Advertising Costs and Expenses
Production costs are expensed the first time the advertisement takes place. Prepaid rental fees associated with billboard advertisements are capitalized and amortized over the terms of the related rental agreements. Advertising costs and expenses totaled $26.7 million, $28.2 million and $28.2 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. As of September 30, 2014 and 2013, prepaid advertising was $142,000 and $19,000, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Severance Costs and Expenses
In September 2012, the Authority implemented a workforce reduction of approximately 330 positions in Uncasville, Connecticut, in an effort to further streamline its organization and better align operating costs with current market and business conditions. The costs associated with related post-employment severance benefits were expensed at the time the termination was communicated to the employees. Cash payments commenced in October 2012 and were completed in October 2014. The Authority does not anticipate incurring any additional severance charges in connection with this workforce reduction. The following table presents a reconciliation of the related severance liability (in thousands):

Mohegan Sun
Balance, September 30, 2013	$1,417
Cash payments	(1,401)
Balance, September 30, 2014	$16
Pre-Opening Costs and Expenses
In accordance with authoritative guidance issued by the FASB pertaining to the reporting on the costs of start-up activities, pre-opening costs and expenses are expensed as incurred.
Investments in Unconsolidated Affiliates
In 2012, the Authority, through its indirect wholly-owned subsidiary, MGA Holding NJ, acquired a 10% ownership interest in Resorts Atlantic City. The Authority's investment in Resorts Atlantic City is accounted for under the equity method as the Authority has significant influence.
Income Taxes
The Tribe is a sovereign Indian nation with independent legal jurisdiction over its people and land. Like other sovereign governments, the Tribe and its entities, including the Authority, are not subject to federal, state or local income taxes.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun at Pocono Downs during the months of May through August. Accordingly, the Authority's operating results for the fiscal year ended September 30, 2014 are not necessarily indicative of operating results for interim periods.
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
In August 2014, the FASB issued an accounting standard update which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The update requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. It also requires management to provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. This guidance will be required for annual reporting periods ending after December 15, 2016, and interim reporting periods thereafter, with early application permitted. The Authority is currently evaluating the impact that this guidance will have on its financial position and results of operations.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3—RECEIVABLES, NET:
Receivables, net, consisted of the following (in thousands):

	September 30, 2014	September 30, 2013
Gaming	$32,789	$27,369
Hotel	922	1,731
Other	8,574	7,211
Subtotal	42,285	36,311
Less: reserve for doubtful collection	(11,645)	(10,169)
Total receivables, net	$30,640	$26,142

NOTE 4—PROPERTY AND EQUIPMENT, NET:
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2014	September 30, 2013
Land	$65,485	$65,485
Land improvements	97,146	96,735
Buildings and improvements	1,734,673	1,691,924
Furniture and equipment	547,719	541,832
Construction in process	8,011	55,569
Subtotal	2,453,034	2,451,545
Less: accumulated depreciation	(1,028,966)	(975,370)
Total property and equipment, net	$1,424,068	$1,476,175

Depreciation expense totaled $79.6 million, $79.8 million and $84.5 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Capitalized interest totaled $735,000, $2.0 million and $34,000 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
In September 2008, the Authority suspended certain elements of its Project Horizon expansion due to a slowdown in business volumes and uncertainties in the financial markets. Costs incurred on the suspended elements related to excavation and foundation work for a planned podium and new hotel tower, as well as professional fees for design and architectural work. During its fourth quarter ended September 30, 2010, the Authority re-evaluated its plans with respect to the development of the new hotel element of the project, and based on a modified plan, which encompassed a smaller hotel to be located closer to the existing hotel, determined that certain assets related to the suspended elements did not have any future benefit to the Authority. Accordingly, in fiscal 2010, the Authority recorded a related $58.1 million impairment charge. During its fourth quarter ended September 30, 2014, the Authority further re-evaluated its modified plan, which now includes a hotel to be developed and owned by an instrumentality of the Tribe, as well as a third-party developed and owned retail center, and, based on new design plans, including the final location of the planned hotel, determined that certain design and earthwork related assets did not have any future benefit to the Authority. Accordingly, the Authority recognized a related $5.0 million impairment charge, which is recorded in the accompanying consolidated statement of loss for the fiscal year ended September 30, 2014. Of the $5.0 million impairment charge recognized in the fiscal year ended September 30, 2014, approximately $2.0 million relates to conceptual design work associated with the original hotel and should have been written-off in conjunction with the impairment charge recognized in fiscal 2010. The Authority concluded that this error was not material to its previously issued consolidated financial statements and the resulting correction is not material to the accompanying consolidated financial statements. As of September 30, 2014 and 2013, Project Horizon related assets, including related capitalized interest, anticipated to be utilized totaled $4.4 million and $9.4 million, respectively, and were included in construction in process. The Authority continues to evaluate its options with respect to the development of a new hotel and retail center; however, it can provide no assurance regarding if or when this modified plan will commence. If this modified plan does not commence, factors that the Authority will consider in determining the feasibility of a future hotel and retail center include the Authority’s financial performance, project cash flow projections, project costs, financing options, economic conditions, industry trends, demand and competition.

NOTE 5—OTHER CURRENT ASSETS AND OTHER CURRENT LIABILITIES:
Other current assets consisted of the following (in thousands):

	September 30, 2014	September 30, 2013
Non-qualified deferred compensation	$9,809	$9,832
Prepaid expenses and other miscellaneous current assets	7,188	10,686
Total other current assets	$16,997	$20,518
Other current liabilities consisted of the following (in thousands):

	September 30, 2014	September 30, 2013
Accrued payroll and related taxes and benefits	$35,602	$36,538
Combined outstanding Slot Win Contribution and free promotional slot play contribution	11,617	12,691
Accrued severance	771	2,395
Amounts due to horsemen	8,109	7,805
Other miscellaneous current liabilities	71,076	64,553
Total other current liabilities	$127,175	$123,982

NOTE 6—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	September 30, 2014	September 30, 2013
Prior Bank Credit Facility	$—	$393,000
Prior Term Loan Facility, net of discount of $3,005	—	221,995
Senior Secured Credit Facility - Revolving, due June 2018	37,000	—
Senior Secured Credit Facility - Term Loan A, due June 2018, net of discount of $523	119,789	—
Senior Secured Credit Facility - Term Loan B, due June 2018, net of discount of $8,337	716,188	—
2009 11 1/2% Second Lien Senior Secured Notes, net of discount of $5	—	195
2012 11 1/2% Second Lien Senior Secured Notes, net of discount of $8,898	—	190,902
2013 9 3/4% Senior Unsecured Notes, due September 2021	500,000	500,000
2004 7 1/8% Senior Subordinated Notes	—	21,156
2005 6 7/8% Senior Subordinated Notes, due February 2015	9,654	9,654
2012 11 % Senior Subordinated Notes, due September 2018, net of discount of $3,506 and $4,168, respectively	271,684	271,022
Line of Credit	3,041	—
2009 Mohegan Tribe Promissory Note, due September 2015	1,750	3,500
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2017	16,500	18,000
2013 Mohegan Tribe Promissory Note, due December 2018	7,420	7,420
Downs Lodging Credit Facility, due July 2016	45,000	45,000
Other	2,910	468
Long-term debt, excluding capital leases	1,730,936	1,682,312
Less: current portion of long-term debt	(31,558)	(30,719)
Long-term debt, net of current portion	$1,699,378	$1,651,593

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of long-term debt are as follows (in thousands, including current maturities):

Fiscal Years
2015	$31,558
2016	70,324
2017	30,105
2018	1,102,620
2019	7,725
Thereafter	500,970
Total	$1,743,302

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
The Authority incurred approximately $60.8 million in costs in connection with these refinancing transactions, consisting primarily of consulting, legal and tender and consent fees. Previously deferred debt issuance costs and debt discounts totaling $22.4 million, as well as $39.6 million in new transaction costs, were expensed and recorded as a loss on early extinguishment of debt in the accompanying consolidated statement of loss for the fiscal year ended September 30, 2014. New debt issuance costs totaling $11.5 million were capitalized and included in other assets, net, in the accompanying consolidated balance sheet as of September 30, 2014 and will be amortized over the term of the related debt. The remaining $9.7 million in new costs was reflected as debt discount and included in long-term debt, net of current portion, in the accompanying consolidated balance sheet as of September 30, 2014 and will be amortized over the term of the related debt.
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
The Term Loan A Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 5.0% of the original principal amount for the first year after the closing date, 7.5% of the original principal amount for the second year after the closing date and 10.0% of the original principal amount in each year thereafter, with the balance payable on the maturity date

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the Term Loan A Facility. The Term Loan B Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount. Amortization of the Term Loan A Facility and Term Loan B Facility began the first full fiscal quarter after the closing date. The proceeds from the Term Loan A Facility and Term Loan B Facility, together with a drawing under the Revolving Facility, were used to satisfy in full all amounts due under the Authority's Prior Bank Credit Facilities, to repurchase or redeem all of the Authority's outstanding 2009 and 2012 Second Lien Senior Secured Notes and to otherwise satisfy and discharge the obligations in respect of such notes and to pay related fees and expenses. The Revolving Facility will otherwise be available for general corporate purposes.
As of September 30, 2014, amounts outstanding under the Revolving Facility, Term Loan A Facility and Term Loan B Facility totaled $37.0 million, $120.3 million and $724.5 million, respectively. As of September 30, 2014, letters of credit issued under the Revolving Facility totaled $2.9 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Revolving Facility, and after taking into account restrictive financial covenant requirements, the Authority had approximately $57.1 million of borrowing capacity under its Revolving Facility and Line of Credit as of September 30, 2014.
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
As of September 30, 2014, the $37.0 million outstanding under the Revolving Facility was comprised of a $14.0 million base rate loan based on a base rate of 3.25% plus 350 basis points and a $23.0 million Eurodollar rate loan based on a Eurodollar rate of 0.15% plus 450 basis points. The commitment fee was 0.50% as of September 30, 2014. As of September 30, 2014, the $120.3 million outstanding under the Term Loan A Facility was based on a Eurodollar rate of 0.23% plus 450 basis points. As of September 30, 2014, the $724.5 million outstanding under the Term Loan B Facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points. As of September 30, 2014, accrued interest, including commitment fees, on the Senior Secured Credit Facilities was $212,000.
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
As of September 30, 2014, the Authority and the Tribe were in compliance with all respective covenant requirements under the Senior Secured Credit Facilities.
The Authority continues to monitor revenues and manage expenses and enhance operating efficiencies to ensure continued compliance with its financial covenant requirements under the Senior Secured Credit Facilities. While the Authority anticipates that it will remain in compliance with all covenant requirements under its Senior Secured Credit Facilities for all periods prior to maturity, it may need to increase revenues or offset any future declines in revenues by implementing additional cost saving and other initiatives to ensure compliance with these financial covenant requirements. If the Authority is unable to satisfy its financial covenant requirements, it would need to obtain waivers or consents under the Senior Secured Credit Facilities; however, the Authority can provide no assurance that it would be able to obtain such waivers or consents. If the Authority is unable to obtain

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

such waivers or consents, it would be in default under its Senior Secured Credit Facilities, which may result in cross-defaults under its other outstanding indebtedness and allow its lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of the Authority's outstanding indebtedness. If such acceleration were to occur, the Authority can provide no assurance that it would be able to obtain the financing necessary to repay such accelerated indebtedness.
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
Senior Unsecured Notes
2013 9 3/4% Senior Unsecured Notes
In August 2013, the Authority issued $500.0 million Senior Unsecured Notes with fixed interest payable at a rate of 9.75% per annum (the “2013 Senior Unsecured Notes”). The net proceeds from this transaction, together with borrowings under the Prior Bank Credit Facility, were used to repurchase or redeem all of the Authority's then outstanding 2012 10.5% Third Lien Senior Secured Notes, to repurchase $69.0 million of the Authority's outstanding 2012 11.0% Senior Subordinated Notes and to pay related fees and expenses. The 2013 Senior Unsecured Notes mature on September 1, 2021. The Authority may redeem the 2013 Senior Unsecured Notes, in whole or in part, at any time prior to September 1, 2016 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest to the date of redemption. On or after September 1, 2016, the Authority may redeem the 2013 Senior Unsecured Notes, in whole or in part, at specified redemption prices, together with accrued interest to the date of redemption. If the Authority experiences specific kinds of change of control triggering events, the Authority must offer to repurchase the 2013 Senior Unsecured Notes at a price equal to 101% of the principal amount thereof, plus accrued interest to the purchase date. In addition, if the Authority undertakes certain types of asset sales and does not use the related sale proceeds for specified purposes, the Authority may be required to offer to repurchase the 2013 Senior Unsecured Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2013 Senior Unsecured Notes is payable semi-annually on March 1st and September 1st, commencing March 1, 2014. On March 11, 2014, the Authority completed an offer to exchange the 2013 Senior Unsecured Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, with all outstanding notes being exchanged. As of September 30, 2014 and 2013, accrued interest on the 2013 Senior Unsecured Notes was $4.1 million and $6.2 million, respectively.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Senior Subordinated Notes
2004 7 1/8% Senior Subordinated Notes
In August 2004, the Authority issued $225.0 million Senior Subordinated Notes with fixed interest payable at a rate of 7.125% per annum (the “2004 Senior Subordinated Notes”). In March 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2004 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2004 Senior Subordinated Notes, which eliminated certain restrictive covenants under the notes and related indenture. The aggregate principal amount of 2004 Senior Subordinated Notes tendered and exchanged was $203.8 million. Subsequent to the Authority's March 2012 private exchange offer, $21.2 million of the 2004 Senior Subordinated Notes remained outstanding, which amount, including accrued interest, was repaid at maturity on August 15, 2014 with cash on hand and drawings under the Revolving Facility. As of September 30, 2013, accrued interest on the 2004 Senior Subordinated Notes was $188,000.
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
In March 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Subordinated Notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 Senior Subordinated Notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million 2005 Senior Subordinated Notes remains outstanding as of September 30, 2014. The Authority plans to repay the outstanding 2005 Senior Subordinated Notes, including accrued interest, at maturity with cash on hand and drawings under the Revolving Facility. As of September 30, 2014 and 2013, accrued interest on the 2005 Senior Subordinated Notes was $83,000.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In August 2013, the Authority repurchased an aggregate principal amount of $69.0 million 2012 Senior Subordinated Notes. An aggregate principal amount of $275.2 million 2012 Senior Subordinated Notes remains outstanding as of September 30, 2014. As of September 30, 2014 and 2013, accrued interest on the 2012 Senior Subordinated Notes was $1.3 million.
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
As of September 30, 2014, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and the Authority's liquidity and covenant requirement restrictions, among other factors.
Line of Credit
In November 2013, in connection with the new Senior Secured Credit Facilities, the Authority entered into a new $16.5 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. As of September 30, 2014, amounts outstanding under the Line of Credit totaled $3.0 million. Borrowings under the Line of Credit are uncollateralized obligations. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facilities. As of September 30, 2014, the Authority was in compliance with all covenant requirements under the Line of Credit. As of September 30, 2014, accrued interest on the Line of Credit was $23,000. As of September 30, 2013, there was no accrued interest on the Line of Credit.
2009 Mohegan Tribe Promissory Note
In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “2009 Mohegan Tribe Promissory Note”). The 2009 Mohegan Tribe Promissory Note was amended in June 2014 to extend the maturity date to September 30, 2015. The 2009 Mohegan Tribe Promissory Note accrues interest at an annual rate of 10.0%. As amended, accrued interest is payable as follows: (i) $1.2 million per quarter, commencing December 31, 2013 through March 31, 2014 and (ii) $1.3 million on June 30, 2015, with the balance of accrued and unpaid interest due at maturity. As amended, principal outstanding under the 2009 Mohegan Tribe Promissory Note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 through September 30, 2013, (ii) $875,000 per quarter, commencing December 31, 2013 through March 31, 2014, (iii) $875,000 on June 30, 2015 and (iv) $875,000 at maturity. As of September 30, 2014 and 2013, accrued interest on the Mohegan Tribe Promissory Note was $2.5 million and $4.7 million, respectively.
2012 Mohegan Tribe Minor's Trust Promissory Note
In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan (the “2012 Mohegan Tribe Minor's Trust Promissory Note”). The 2012 Mohegan Tribe Minor's Trust Promissory Note was amended in June 2014 to extend the maturity date to March 31, 2017. The 2012 Mohegan Tribe Minor's Trust Promissory Note accrues interest at an annual rate of 10.0%. As amended, accrued interest is payable as

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

follows: (i) quarterly, commencing June 30, 2012 through March 31, 2014, (ii) on July 1, 2014 on the unpaid balance for the period April 1, 2014 through June 30, 2014, (iii) $800,000 per quarter, commencing September 30, 2015 through March 31, 2016 and (iv) quarterly, thereafter on the unpaid balance. As amended, principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 through March 31, 2014, (ii) $500,000 on July 1, 2014 and September 30, 2015, (iii) $1.5 million per quarter, commencing December 31, 2015 through September 30, 2016 and (iv) $10.0 million at maturity. As of September 30, 2014 and 2013, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $416,000 and $5,000, respectively.
2013 Mohegan Tribe Promissory Note
In March 2013, MG&H purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a promissory note in the principal amount of $7.4 million (the “2013 Mohegan Tribe Promissory Note”). The 2013 Mohegan Tribe Promissory Note matures on December 31, 2018. The 2013 Mohegan Tribe Promissory Note accrues interest at an annual rate of 4.0% payable quarterly. As of September 30, 2014 and 2013, accrued interest on the 2013 Mohegan Tribe Promissory Note was $1,000.
Downs Lodging Credit Facility
In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary of the Authority, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender (the “Downs Lodging Credit Facility”). The proceeds from the Downs Lodging Credit Facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun at Pocono Downs. The Downs Lodging Credit Facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging Credit Facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging Credit Facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging Credit Facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of September 30, 2014, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging Credit Facility. As of September 30, 2014 and 2013, there was no accrued interest on the Downs Lodging Credit Facility.

NOTE 7—LEASES:
The Authority leases certain areas at Mohegan Sun and Mohegan Sun at Pocono Downs to third-party food and beverage and retail outlets, as well as the rights to access and utilize Mohegan Sun’s rooftop for the installation and operation of antenna towers. Minimum future rental income that the Authority expects to earn under non-cancelable leases is as follows (in thousands):

	Fiscal Years Ending September 30,
	2015	2016	2017	2018	2019	Thereafter	Total
Minimum future rental income	$6,608	$6,187	$3,943	$3,370	$3,026	$10,002	$33,136
The Authority is required to make payments under various operating leases for buildings, equipment and land at Mohegan Sun and Mohegan Sun at Pocono Downs. The Authority incurred rental expense totaling $11.4 million, $11.0 million and $12.6 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Minimum future rental expense that the Authority expects to incur under non-cancelable leases is as follows (in thousands):

	Fiscal Years Ending September 30,
	2015	2016	2017	2018	2019	Thereafter	Total
Minimum future rental expense	$1,849	$1,135	$1,007	$869	$868	$932	$6,660

NOTE 8—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $50.0 million, $50.0 million and $53.0 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services totaling $27.1 million, $26.8 million and $27.0 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $19.3 million, $17.8 million and $18.7 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
The Authority incurred interest expense associated with borrowings from the Mohegan Tribe totaling $2.3 million, $3.0 million and $2.5 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
As of September 30, 2013, outstanding payables to the Tribe totaled $808,000 and were included in "Current liabilities - Due to Mohegan Tribe" in the accompanying consolidated balance sheet as of September 30, 2013.
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
As of September 30, 2014, the Authority employed approximately 125 members of the Tribe.

NOTE 9—EMPLOYEE BENEFIT PLANS:
The Authority maintains a retirement savings plan for its employees under Section 401(k) and Section 401(a) of the Internal Revenue Code (the “Mohegan Retirement and 401(k) Plan”). Under the 401(k) portion of the plan, participants may contribute between 1% and 25% of eligible compensation up to the maximum allowed by the Internal Revenue Code. The Authority matches 50% of participants’ elective deferral contributions up to a maximum of 3% of participants’ compensation. Under the retirement portion of the plan, the Authority may make discretionary retirement contributions based on a rate of $0.30 per qualified hour worked. In general, employees become eligible for the Mohegan Retirement and 401(k) Plan after 90 days of service and become fully vested after six years of service. In February 2009, the Authority suspended both its discretionary matching 401(k) contributions and retirement contributions. In July 2012, the Authority resumed its discretionary matching 401(k) contributions. Discretionary retirement contributions remain suspended. The Authority contributed $2.5 million, $2.4 million and $612,000, net of forfeitures, to the Mohegan Retirement and 401(k) Plan for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

The Authority, together with the Tribe, maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain key employees. Under the Deferred Compensation Plan, participants may defer up to 100% of their compensation. Participants’ withdrawals, net of contributions and changes in fair value of investments, totaled $22,000 and $7.4 million for the fiscal years ended September 30, 2014 and 2013, respectively. Participants’ contributions, net of withdrawals and changes in fair value of investments, totaled $493,000 for the fiscal year ended September 30, 2012.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10—COMMITMENTS AND CONTINGENCIES:
Slot Win and Free Promotional Slot Play Contributions
In May 1994, the Tribe and the State of Connecticut entered into a Memorandum of Understanding (“MOU”), which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of revenues from slot machines must be paid to the State of Connecticut (“Slot Win Contribution”). Slot Win Contribution payments are not required if the State of Connecticut legalizes any other gaming operation with slot machines, video facsimiles of games of chance or other commercial casino games within the State of Connecticut, except those consented to by the Tribe and the Mashantucket Pequot Tribe (the “MPT”). For each 12-month period commencing July 1, 1995, Slot Win Contribution payments shall be the lesser of: (1) 30% of gross revenues from slot machines or (2) the greater of (a) 25% of gross revenues from slot machines or (b) $80.0 million.
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
The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $146.5 million, $155.8 million and $173.1 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. As of September 30, 2014 and 2013, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $11.6 million and $12.7 million, respectively.
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
The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $122.3 million, $124.0 million and $134.2 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. As of September 30, 2014 and 2013, outstanding Pennsylvania Slot Machine Tax payments totaled $4.6 million and $5.5 million, respectively.
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
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $6.3 million, $6.1 million and $6.8 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. As of September 30, 2014 and 2013, outstanding Pennsylvania Table Game Tax payments totaled $156,000 and $127,000, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pennsylvania Regulatory Fee
Slot machine licensees in the Commonwealth of Pennsylvania are required to reimburse state gaming regulatory agencies for various administrative and operating expenses (“Pennsylvania Regulatory Fee”) at a rate of 1.5% of gross revenues from slot machines and table games.
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $4.7 million, $4.2 million and $5.1 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. As of September 30, 2014 and 2013, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $147,000 and $132,000, respectively.
Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which also are to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 12 of the 14 authorized gaming facilities have commenced operations. As of September 30, 2014, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee.
The Authority reflected expenses associated with this repayment schedule totaling $638,000, $633,000 and $659,000 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
Horsemen’s Agreement
Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2014. As of September 30, 2014 and 2013, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $8.1 million and $7.8 million, respectively.
Priority Distribution Agreement
In August 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which stipulates that the Authority must make monthly payments to the Tribe to the extent of the Authority's Net Cash Flow, as defined under the Priority Distribution Agreement. The Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate priority distribution payments in each calendar year to $14.0 million, as adjusted annually in accordance with a formula specified in the Priority Distribution Agreement to reflect the effects of inflation. Payments under the Priority Distribution Agreement: (1) do not reduce the Authority's obligations to reimburse the Tribe for governmental and administrative services provided by the Tribe or to make payments under any other agreements with the Tribe, (2) are limited obligations of the Authority and are payable only to the extent of the Authority's Net Cash Flow, as defined under the Priority Distribution Agreement and (3) are not secured by a lien or encumbrance on any of the Authority's assets or properties.

The Authority reflected payments associated with the Priority Distribution Agreement totaling $19.5 million, $19.2 million and $18.8 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Default Remedies
The Authority will be in default under the agreement if, subject to the notice provisions, it fails to make lease payments or comply with covenants under the agreement or if it pledges, encumbers or conveys its interest in violation of the terms of the agreement. Following a default, the Tribe may, with approval from the Secretary of the Interior, terminate the agreement unless a permitted mortgage remains outstanding with respect to the property. In such case, the Tribe may not: (1) terminate the agreement or the Authority’s right to possession of the property, (2) exercise any right of re-entry, (3) take possession of and/or relet the property or any portion thereof or (4) enforce any other right or remedy, which may materially and adversely affect the rights of the holder of the permitted mortgage, unless the default triggering such rights was a monetary default of which such holder failed to cure after notice.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
As of September 30, 2014 and 2013, the carrying amount of the relinquishment liability was $25.2 million and $74.4 million, respectively. The decrease in the relinquishment liability during the fiscal year ended September 30, 2014 was due to $49.5 million in relinquishment payments and a $1.9 million relinquishment liability reassessment credit. This reduction in the liability was offset by $2.2 million representing the accretion of discount to the relinquishment liability.
Relinquishment payments consisted of the following (in millions):

	For the Fiscal Years Ended
	September 30, 2014	September 30, 2013	September 30, 2012
Principal	$46.6	$45.4	$45.3
Accretion of discount	2.9	5.8	9.0
Total	$49.5	$51.2	$54.3
The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of September 30, 2014 and 2013, relinquishment payments earned but unpaid were $13.2 million and $13.3 million, respectively.
The relinquishment liability reassessment credits of $1.9 million, $249,000 and $11.4 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively, resulted from reductions in Mohegan Sun revenues and revenue projections as of the end of each respective fiscal year compared to projections as of the end of the related prior fiscal year.

NOTE 12—MOHEGAN VENTURES-NORTHWEST, LLC (COWLITZ PROJECT):
In July 2004, the Authority formed Mohegan Ventures-NW as its wholly-owned subsidiary. Mohegan Ventures-NW is one of three current members in Salishan-Mohegan, which was formed to participate in the Cowlitz Project, a proposed casino to be owned by the Cowlitz Tribe and to be located in Clark County, Washington. Mohegan Ventures-NW, Salishan Company, LLC, an unrelated entity, and a subsidiary of the Tribe hold membership interests in Salishan-Mohegan of 49.15%, 40% and 10.85%, respectively. Salishan-Mohegan holds a 100% membership interest in Salishan-Mohegan Two and Interchange Development Group, both of which were formed to acquire certain property related to the Cowlitz Project. Salishan-Mohegan is not a restricted entity of the Authority, and therefore, is not a guarantor of the Authority’s debt obligations.
In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time. Under the terms of the development agreement, Salishan-Mohegan will assist in securing financing, as well as administer and oversee the planning, designing, development, construction and furnishing of the proposed casino. The development agreement provides for development fees of 3% of total project costs, as defined under the development agreement. Under the terms of Salishan-Mohegan's operating agreement, development fees will be distributed to Mohegan Ventures-NW. In 2006, Salishan-Mohegan purchased a 152-acre site for the proposed casino, which will be transferred to the Cowlitz Tribe or the United States pursuant to the development agreement.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Development of the Cowlitz Project is subject to certain governmental and regulatory approvals and agreements, including, but not limited to, a gaming compact with the State of Washington and acceptance of land into trust on behalf of the Cowlitz Tribe by the United States Department of the Interior. The development agreement provides for termination of Salishan-Mohegan’s exclusive development rights if the land is not taken into trust by December 31, 2020. Under the terms of the management agreement, Salishan-Mohegan will manage, operate and maintain the proposed casino for a period of seven years following its opening. The management agreement provides for management fees of 24% of net revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Under the terms of Salishan-Mohegan's operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interest. The management agreement is subject to approval by the National Indian Gaming Commission (the “NIGC”). On August 7, 2014, the Cowlitz Tribe’s Class III Tribal-State gaming compact with the State of Washington became effective with notice of federal approval published in the Federal Register. According to the notice, the compact allows for two gaming facilities, allocates 975 gaming machines for leasing, authorizes the operation of up to 3,000 gaming machines and 125 table games, and is in effect until terminated by written agreement of both parties.
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
In March 2013, two lawsuits challenging a December 2010 decision of the Assistant Secretary - Indian Affairs of the Department of the Interior to take the 152-acre Cowlitz Project site into trust were dismissed on procedural grounds. In April 2013, pursuant to judicial directive, the Department of the Interior issued a new Record of Decision to take the Cowlitz Project site into trust, determining for a second time that the site will serve as the initial reservation of the Cowlitz Tribe and that the tribe may conduct gaming on such lands under the Indian Gaming Regulatory Act. In June 2013, the plaintiffs in the earlier litigation filed two new lawsuits challenging the new Record of Decision, and, in July 2013, those lawsuits were consolidated. By Notice of Trust Acquisition filed with the court on October 22, 2014, while motions for summary judgment filed by the plaintiffs and the defendants were pending, the federal defendants provided the court notice of the United States Department of the Interior's planned trust acquisition of the Cowlitz Project site, which was the subject of the litigation, on the earlier of: (1) January 21, 2015 and (2) 30 days after a court order granting summary judgment in favor of the federal defendants. On December 12, 2014, a U.S. District Court for the District of Columbia judge entered an order granting summary judgment in favor of the federal defendants, thereby upholding the Record of Decision and denying the federal plaintiffs’ motion. On December 18, 2014, one of the federal plaintiffs, the Confederated Tribes of the Grand Ronde Community of Oregon, filed notice of an appeal of that order to the Court of Appeals for the District of Columbia Circuit. The Authority can provide no assurance as to the outcome of this appeal or any future litigation or that the remaining steps and conditions for the Cowlitz Project site to be taken into trust for gaming will be satisfied or that necessary financing for the development of the proposed casino will be obtained.
In light of the aforementioned and the uncertainty in the development of the Cowlitz Project, the Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Authority’s estimate of the probability that the receivables will be collected. As of September 30, 2014 and 2013, the Salishan-Mohegan receivables, including accrued interest, totaled $56.8 million and $48.0 million, respectively. As of September 30, 2014 and 2013, related reserves for doubtful collection totaled $17.0 million and $14.4 million, respectively. The Salishan-Mohegan receivables were included in other assets, net, in the accompanying consolidated balance sheets.

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
In connection with the Menominee Project, the Authority entered into a management agreement with the Menominee Tribe and the Menominee Kenosha Gaming Authority (the “MKGA”), and WTG purchased the development rights for the Menominee Project under a development agreement with the Menominee Tribe and the MKGA. In September 2010, WTG entered into a release and reimbursement agreement pursuant to which WTG: (1) relinquished its development rights and was relieved of its development obligations for the Menominee Project, (2) retained its rights to reimbursement of certain receivables related to reimbursable costs and expenses advanced by WTG on behalf of the Menominee Tribe for the Menominee Project, subject to

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

certain conditions and (3) assigned the option to purchase the proposed Menominee Project site in Kenosha to MKGA. The Authority retained its interest in the management agreement. Due to the uncertainty in the development of the Menominee Project, as of September 30, 2008, the Authority fully reserved for these receivables and wrote-off the related development rights intangible asset. In February 2012, the MKGA terminated its efforts to seek NIGC approval of the management agreement. As of September 30, 2014, the WTG receivables remain fully reserved.

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
The player roster value was amortized over seven years and became fully amortized in fiscal 2010. The franchise value is being amortized over thirty years and is assessed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As of September 30, 2014 and 2013, accumulated amortization on the franchise value was $2.1 million and $2.0 million, respectively. Amortization expense associated with the franchise value totaled $183,000 for each of the fiscal years ended September 30, 2014, 2013 and 2012. The Authority expects to incur amortization expenses related to the franchise value of $183,000 for each of the next five fiscal years. The franchise value was included in intangible assets, net, in the accompanying consolidated balance sheets.
MBC currently owns approximately 4.2% of the membership interest in WNBA, LLC which is accounted for under the Cost Method. Under the terms of the Limited Liability Company Agreement of WNBA, LLC, if at any time, WNBA, LLC’s Board of Governors determines that additional funds are needed for WNBA, LLC’s or any league entity’s general business, the Board of Governors may require additional cash capital contributions. In such event, each member shall be obligated to contribute to WNBA, LLC an amount of cash equal to that member’s proportionate share of ownership. No such cash capital contribution has been required by WNBA, LLC through September 30, 2014.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15—SEGMENT REPORTING:
As of September 30, 2014, the Authority owns and operates, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise, and the Mohegan Sun Golf Club (collectively, the “Connecticut Facilities”), and the Pennsylvania Facilities. Substantially all of the Authority's revenues are derived from these operations. The Connecticut Sun franchise and the Mohegan Sun Golf Club are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Authority has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities and (2) Mohegan Sun at Pocono Downs, which includes the operations of the Pennsylvania Facilities. The Authority's operations related to investments in unconsolidated affiliates and certain other Corporate and management operations have not been identified as separate reportable segments, therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.

	For the Fiscal Years Ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2012
Net revenues:
Mohegan Sun	$995,100	$1,042,078	$1,084,017
Mohegan Sun at Pocono Downs	296,578	296,648	314,999
Corporate and other	5,391	1,302	297
Inter-segment revenues	(4,351)	—	—
Total	$1,292,718	$1,340,028	$1,399,313
Income (loss) from operations:
Mohegan Sun	$181,325	$212,680	$199,358
Mohegan Sun at Pocono Downs	36,956	43,763	43,296
Corporate and other	(36,873)	(26,937)	(17,230)
Total	181,408	229,506	225,424
Accretion of discount to the relinquishment liability	(2,205)	(4,974)	(8,248)
Interest income	7,066	6,271	4,492
Interest expense, net of capitalized interest	(147,933)	(170,150)	(146,057)
Loss on early extinguishment of debt	(62,041)	(11,516)	(14,326)
Other expense, net	(853)	(1,595)	(44)
Net income (loss)	(24,558)	47,542	61,241
Loss attributable to non-controlling interests	380	2,784	2,019
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$(24,178)	$50,326	$63,260

	For the Fiscal Years Ended
	September 30, 2014	September 30, 2013	September 30, 2012
Capital expenditures incurred:
Mohegan Sun	$19,518	$27,652	$36,542
Mohegan Sun at Pocono Downs	3,946	4,673	3,543
Corporate and other	9,164	33,728	3,557
Total	$32,628	$66,053	$43,642

	September 30, 2014	September 30, 2013
Total assets:
Mohegan Sun	$1,368,352	$1,425,152
Mohegan Sun at Pocono Downs	551,655	558,700
Corporate	135,953	152,298
Total	$2,055,960	$2,136,150

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:
As of September 30, 2014, substantially all of the Authority's outstanding debt is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. Separate financial statements and other disclosures concerning the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 15 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor subsidiaries and entities as of September 30, 2014 and 2013 and for the fiscal years ended September 30, 2014, 2013 and 2012 is as follows (in thousands):

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$33,939	$14,767	$402	$—	$49,108
Restricted cash	47	628	—	—	675
Receivables, net	27,537	2,637	1,287	(821)	30,640
Inventories	13,339	1,205	—	—	14,544
Other current assets	15,559	1,182	256	—	16,997
Total current assets	90,421	20,419	1,945	(821)	111,964
Non-current assets:
Property and equipment, net	1,142,363	222,425	59,280	—	1,424,068
Goodwill	—	39,459	—	—	39,459
Other intangible assets, net	120,395	284,714	—	—	405,109
Other assets, net	28,625	3,970	49,077	(6,312)	75,360
Intercompany receivables	228,122	65,981	—	(294,103)	—
Investment in subsidiaries	325,651	—	—	(325,651)	—
Total assets	$1,935,577	$636,968	$110,302	$(626,887)	$2,055,960
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$28,893	$—	$415	$—	$29,308
Current portion of relinquishment liability	25,194	—	—	—	25,194
Due to Mohegan Tribe	—	—	2,250	—	2,250
Current portion of capital leases	793	58	—	(58)	793
Trade payables	18,893	5,181	12	—	24,086
Construction payables	4,411	794	627	—	5,832
Accrued interest payable	5,725	—	2,934	—	8,659
Other current liabilities	90,684	29,504	7,750	(763)	127,175
Total current liabilities	174,593	35,537	13,988	(821)	223,297
Non-current liabilities:
Long-term debt, net of current portion	1,630,958	—	45,000	—	1,675,958
Due to Mohegan Tribe, net of current portion	—	—	23,420	—	23,420
Capital leases, net of current portion	2,345	6,111	—	(6,111)	2,345
Other long-term liabilities	2,307	—	3,806	—	6,113
Intercompany payables	—	225,269	68,834	(294,103)	—
Accumulated losses in excess of investment in subsidiaries	—	31,680	—	(31,680)	—
Total liabilities	1,810,203	298,597	155,048	(332,715)	1,931,133
Capital:
Retained earnings	125,374	338,371	(44,746)	(293,941)	125,058
Mohegan Tribal Gaming Authority capital	125,374	338,371	(44,746)	(293,941)	125,058
Non-controlling interests	—	—	—	(231)	(231)
Total capital	125,374	338,371	(44,746)	(294,172)	124,827
Total liabilities and capital	$1,935,577	$636,968	$110,302	$(626,887)	$2,055,960
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
___________
(1)   Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)

	For the Fiscal Year Ended September 30, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$858,780	$274,783	$—	$—	$1,133,563
Food and beverage	62,273	29,382	—	—	91,655
Hotel	42,921	4,389	—	—	47,310
Retail, entertainment and other	101,506	16,515	5,464	(4,351)	119,134
Gross revenues	1,065,480	325,069	5,464	(4,351)	1,391,662
Less-Promotional allowances	(76,618)	(20,567)	(17)	(1,742)	(98,944)
Net revenues	988,862	304,502	5,447	(6,093)	1,292,718
Operating costs and expenses:
Gaming	488,293	198,728	—	—	687,021
Food and beverage	32,348	9,134	—	—	41,482
Hotel	15,287	4,631	—	(4,111)	15,807
Retail, entertainment and other	45,876	6,780	—	(1,711)	50,945
Advertising, general and administrative	155,668	35,075	27,927	(28,031)	190,639
Corporate	13,276	—	—	27,760	41,036
Depreciation and amortization	65,406	13,814	906	—	80,126
(Gain) loss on disposition of assets	(12)	3	—	—	(9)
Pre-opening	—	1,187	—	—	1,187
Impairment of Project Horizon	4,981	—	—	—	4,981
Relinquishment liability reassessment	(1,905)	—	—	—	(1,905)
Total operating costs and expenses	819,218	269,352	28,833	(6,093)	1,111,310
Income (loss) from operations	169,644	35,150	(23,386)	—	181,408
Other income (expense):
Accretion of discount to the relinquishment liability	(2,205)	—	—	—	(2,205)
Interest income	88	4,704	7,306	(5,032)	7,066
Interest expense, net of capitalized interest	(97,380)	(42,583)	(13,002)	5,032	(147,933)
Loss on early extinguishment of debt	(62,041)	—	—	—	(62,041)
Loss on interests in subsidiaries	(32,449)	(24,848)	—	57,297	—
Other income (expense), net	165	—	(1,018)	—	(853)
Total other expense	(193,822)	(62,727)	(6,714)	57,297	(205,966)
Net loss	(24,178)	(27,577)	(30,100)	57,297	(24,558)
Loss attributable to non-controlling interests	—	—	—	380	380
Net loss attributable to Mohegan Tribal Gaming Authority	$(24,178)	$(27,577)	$(30,100)	$57,677	$(24,178)
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Fiscal Year Ended September 30, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$911,180	$279,022	$—	$—	$1,190,202
Food and beverage	59,334	26,917	—	—	86,251
Hotel	40,873	—	—	—	40,873
Retail, entertainment and other	100,545	16,679	1,575	(240)	118,559
Gross revenues	1,111,932	322,618	1,575	(240)	1,435,885
Less-Promotional allowances	(76,407)	(17,300)	(4)	(2,146)	(95,857)
Net revenues	1,035,525	305,318	1,571	(2,386)	1,340,028
Operating costs and expenses:
Gaming	507,069	201,860	—	—	708,929
Food and beverage	33,297	8,280	(2)	—	41,575
Hotel	14,339	—	—	—	14,339
Retail, entertainment and other	40,371	5,589	—	(2,101)	43,859
Advertising, general and administrative	159,869	32,997	13,373	(13,566)	192,673
Corporate	14,841	—	—	13,281	28,122
Depreciation and amortization	67,097	13,220	—	—	80,317
Loss on disposition of assets	222	19	—	—	241
Severance	(146)	175	—	—	29
Pre-opening	—	687	—	—	687
Relinquishment liability reassessment	(249)	—	—	—	(249)
Total operating costs and expenses	836,710	262,827	13,371	(2,386)	1,110,522
Income (loss) from operations	198,815	42,491	(11,800)	—	229,506
Other income (expense):
Accretion of discount to the relinquishment liability	(4,974)	—	—	—	(4,974)
Interest income	146	2,320	6,064	(2,259)	6,271
Interest expense, net of capitalized interest	(118,303)	(44,126)	(9,980)	2,259	(170,150)
Loss on early extinguishment of debt	(11,516)	—	—	—	(11,516)
Loss on interests in subsidiaries	(13,834)	(7,389)	—	21,223	—
Other expense, net	(8)	—	(1,587)	—	(1,595)
Total other expense	(148,489)	(49,195)	(5,503)	21,223	(181,964)
Net income (loss)	50,326	(6,704)	(17,303)	21,223	47,542
Loss attributable to non-controlling interests	—	—	—	2,784	2,784
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$50,326	$(6,704)	$(17,303)	$24,007	$50,326
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Fiscal Year Ended September 30, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net revenues	$1,079,411	$321,563	$285	$(1,946)	$1,399,313
Operating costs and expenses:
Gaming and other operations	643,557	230,263	—	(1,946)	871,874
Advertising, general and administrative	177,486	33,272	4,582	210	215,550
Depreciation and amortization	68,666	16,364	—	—	85,030
Loss on disposition of assets	68	285	—	—	353
Severance	12,521	—	—	—	12,521
Relinquishment liability reassessment	(11,439)	—	—	—	(11,439)
Total operating costs and expenses	890,859	280,184	4,582	(1,736)	1,173,889
Income (loss) from operations	188,552	41,379	(4,297)	(210)	225,424
Accretion of discount to the relinquishment liability	(8,248)	—	—	—	(8,248)
Interest expense, net of capitalized interest	(72,520)	(69,533)	(4,979)	975	(146,057)
Loss on early extinguishment of debt	(14,326)	—	—	—	(14,326)
Loss on interests in subsidiaries	(30,498)	(1,944)	—	32,442	—
Other income, net	300	1,051	4,072	(975)	4,448
Net income (loss)	63,260	(29,047)	(5,204)	32,232	61,241
Loss attributable to non-controlling interests	—	—	—	2,019	2,019
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$63,260	$(29,047)	$(5,204)	$34,251	$63,260
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net loss	$(24,178)	$(27,577)	$(30,100)	$57,297	$(24,558)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	65,406	13,814	906	—	80,126
Relinquishment liability reassessment	(1,905)	—	—	—	(1,905)
Accretion of discount to the relinquishment liability	2,205	—	—	—	2,205
Cash paid for accretion of discount to the relinquishment liability	(2,897)	—	—	—	(2,897)
Loss on early extinguishment of debt	58,245	—	—	—	58,245
Payments of tender offer costs and discounts	(48,155)	—	—	—	(48,155)
Amortization of debt issuance costs and accretion of bond discounts	7,719	—	318	—	8,037
Provision for losses on receivables	2,368	390	3,388	—	6,146
Impairment of Project Horizon	4,981	—	—	—	4,981
(Gain) loss on disposition of assets	(12)	3	—	—	(9)
(Gain) loss from unconsolidated affiliates	(178)	—	1,004	—	826
Intercompany transactions	(9,896)	62,401	4,783	(57,288)	—
Changes in operating assets and liabilities:
Increase in receivables	(6,622)	(310)	(1,783)	1,556	(7,159)
Increase in inventories	(411)	(143)	—	—	(554)
(Increase) decrease in other assets	3,236	(77)	(5,888)	(802)	(3,531)
Increase (decrease) in trade payables	9,858	3,568	(7)	—	13,419
Decrease in accrued interest	(12,891)	—	(1,746)	—	(14,637)
Increase (decrease) in other liabilities	(4,587)	(573)	8,359	(763)	2,436
Net cash flows provided by (used in) operating activities	42,286	51,496	(20,766)	—	73,016
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of change in construction payables	(18,629)	(4,250)	(12,200)	—	(35,079)
Issuance of third-party loans and advances	—	—	(1,804)	—	(1,804)
Payments received on third-party loans	644	—	—	—	644
Decrease in restricted cash, net	53	1,583	12,043	—	13,679
Proceeds from asset sales	104	30	—	—	134
Investments in unconsolidated affiliates	—	—	(29)	—	(29)
Intercompany transactions	27,195	(24,222)	45	(3,018)	—
Net cash flows provided by (used in) investing activities	9,367	(26,859)	(1,945)	(3,018)	(22,455)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility repayments - Term	(393,000)	—	—	—	(393,000)
Prior Term Loan Facility repayments, net of discount	(222,103)	—	—	—	(222,103)
Senior Secured Credit Facility borrowings - Revolving	310,000	—	—	—	310,000
Senior Secured Credit Facility repayments - Revolving	(273,000)	—	—	—	(273,000)
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	124,343	—	—	—	124,343
Senior Secured Credit Facility repayments - Term Loan A	(3,125)	—	—	—	(3,125)
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	720,952	—	—	—	720,952
Senior Secured Credit Facility repayments - Term Loan B	(5,475)	—	—	—	(5,475)
Line of Credit borrowings	356,796	—	—	—	356,796
Line of Credit repayments	(353,755)	—	—	—	(353,755)

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Repayments to Mohegan Tribe	—	—	(3,250)	—	(3,250)
Repayments of other long-term debt	(212,270)	—	(53)	—	(212,323)
Principal portion of relinquishment liability payments	(46,574)	—	—	—	(46,574)
Distributions to Mohegan Tribe	(50,000)	—	—	—	(50,000)
Payments of financing fees	(12,395)	—	—	—	(12,395)
Payments on capital lease obligations	(2,168)	(45)	—	45	(2,168)
Intercompany transactions	—	(28,480)	25,507	2,973	—
Net cash flows provided by (used in) financing activities	(61,774)	(28,525)	22,204	3,018	(65,077)
Net decrease in cash and cash equivalents	(10,121)	(3,888)	(507)	—	(14,516)
Cash and cash equivalents at beginning of year	44,060	18,655	909	—	63,624
Cash and cash equivalents at end of year	$33,939	$14,767	$402	$—	$49,108
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Fiscal Year Ended September 30, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net income (loss)	$50,326	$(6,704)	$(17,303)	$21,223	$47,542
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	67,097	13,220	—	—	80,317
Relinquishment liability reassessment	(249)	—	—	—	(249)
Accretion of discount to the relinquishment liability	4,974	—	—	—	4,974
Cash paid for accretion of discount to the relinquishment liability	(5,792)	—	—	—	(5,792)
Payments of tender offer costs and discounts	(3,104)	—	—	—	(3,104)
Loss on early extinguishment of debt	4,531	—	—	—	4,531
Amortization of debt issuance costs and accretion of bond discounts	11,968	—	317	—	12,285
Amortization of net deferred gain on settlement of derivative instruments	(76)	—	—	—	(76)
Provision for losses on receivables	951	103	2,382	—	3,436
Loss on disposition of assets	222	19	—	—	241
(Gain) loss from unconsolidated affiliates	(11)	—	1,564	—	1,553
Intercompany transactions	(30,508)	49,282	2,449	(21,223)	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	495	(1,011)	(132)	—	(648)
Decrease in inventories	326	122	—	—	448
(Increase) decrease in other assets	8,255	41	(5,537)	—	2,759
Increase (decrease) in trade payables	(2,367)	265	(41)	—	(2,143)
Increase (decrease) in accrued interest	(23,183)	—	117	—	(23,066)
Increase (decrease) in other liabilities	(21,440)	(773)	2,156	—	(20,057)
Net cash flows provided by (used in) operating activities	62,415	54,564	(14,028)	—	102,951
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of change in construction payables	(24,774)	(4,481)	(30,342)	—	(59,597)
Issuance of third-party loans and advances	—	—	(2,033)	—	(2,033)
Payments received on third-party loans	139	—	—	—	139
(Increase) decrease in restricted cash, net	—	(423)	33,501	—	33,078
Proceeds from asset sales	208	8	—	—	216
Investments in unconsolidated affiliates	—	—	(4,971)	—	(4,971)

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intercompany transactions	24,289	(22,468)	—	(1,821)	—
Net cash flows used in investing activities	(138)	(27,364)	(3,845)	(1,821)	(33,168)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings - Revolving	3,000	—	—	—	3,000
Prior Bank Credit Facility repayments - Revolving	(3,000)	—	—	—	(3,000)
Prior Bank Credit Facility repayments - Term	(4,000)	—	—	—	(4,000)
Line of Credit borrowings	24,897	—	—	—	24,897
Line of Credit repayments	(24,897)	—	—	—	(24,897)
Repayments to Mohegan Tribe	—	—	(9,950)	—	(9,950)
Proceeds from issuance of Senior Unsecured Notes	500,000	—	—	—	500,000
Repayments of other long-term debt	(495,561)	—	(40)	—	(495,601)
Principal portion of relinquishment liability payments	(45,350)	—	—	—	(45,350)
Distributions to Mohegan Tribe	(50,000)	—	—	—	(50,000)
Payments of financing fees	(11,757)	—	(200)	—	(11,957)
Payments on capital lease obligations	(3,385)	—	—	—	(3,385)
Intercompany transactions	—	(30,302)	28,481	1,821	—
Net cash flows provided by (used in) financing activities	(110,053)	(30,302)	18,291	1,821	(120,243)
Net increase (decrease) in cash and cash equivalents	(47,776)	(3,102)	418	—	(50,460)
Cash and cash equivalents at beginning of year	91,836	21,757	491	—	114,084
Cash and cash equivalents at end of year	$44,060	$18,655	$909	$—	$63,624
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Fiscal Year Ended September 30, 2012
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Net cash flows provided by (used in) operating activities	$122,057	$59,240	$(4,300)	$—	$176,997
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, net of change in construction payables	(37,523)	(7,175)	(2,773)	—	(47,471)
(Increase) decrease in restricted cash, net	—	313	(45,544)	—	(45,231)
Other cash flows provided by (used in) investing activities	53,718	3,372	(902)	(54,822)	1,366
Net cash flows provided by (used in) investing activities	16,195	(3,490)	(49,219)	(54,822)	(91,336)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings - Revolving	154,000	—	—	—	154,000
Prior Bank Credit Facility repayments - Revolving	(289,000)	—	—	—	(289,000)
Prior Bank Credit Facility repayments - Term	(3,000)	—	—	—	(3,000)
Prior Term Loan Facility borrowings, net of discount	220,500	—	—	—	220,500
Line of Credit borrowings	225,215	—	—	—	225,215
Line of Credit repayments	(225,215)	—	—	—	(225,215)
Borrowings from Mohegan Tribe	—	—	20,600	—	20,600
Repayments of other long-term debt	(66,454)	—	—	—	(66,454)
Salishan-Mohegan Bank Credit Facility repayments -Revolving	—	—	(15,250)	—	(15,250)
Downs Lodging Credit Facility borrowings - Term	—	—	45,000	—	45,000
Principal portion of relinquishment liability payments	(45,258)	—	—	—	(45,258)
Distributions to Mohegan Tribe	(52,950)	—	—	—	(52,950)
Payments of financing fees	(50,440)	—	(1,073)	—	(51,513)
Other cash flows provided by (used in) financing activities	(2,832)	(56,924)	4,508	54,822	(426)
Net cash flows provided by (used in) financing activities	(135,434)	(56,924)	53,785	54,822	(83,751)
Net increase (decrease) in cash and cash equivalents	2,818	(1,174)	266	—	1,910
Cash and cash equivalents at beginning of year	89,018	22,931	225	—	112,174
Cash and cash equivalents at end of year	$91,836	$21,757	$491	$—	$114,084
___________

(1)	Includes the Pocono Downs Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2014, 2013 and 2012
(in thousands)

	Column A	Column B	Column C	Column D
	Balances at Beginning of Year	Charges to Costs and Expenses	Deductions from Reserves (1)	Balances at End of Year
Description:
Fiscal Year ended September 30, 2014
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$34,420	$6,146	$1,930	$38,636
Fiscal Year ended September 30, 2013
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$30,998	$3,436	$14	$34,420
Fiscal Year Ended September 30, 2012
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$30,737	$3,189	$2,928	$30,998
 ________________________

(1)	Deductions from reserves include write-off of uncollectible accounts, net of recoveries of accounts previously written-off.

S-1

EXHIBIT INDEX

Exhibit No.	Description
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

3.5
Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 5, 2005, as amended (filed as Exhibit 3.5 to the Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Form S-4”) and incorporated by reference herein).

3.6
Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Form S-4 and incorporated by reference herein).

3.7	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 5, 2005, as amended (filed as Exhibit 3.7 to the 2005 Form S-4 and incorporated by reference herein).

3.8	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Form S-4 and incorporated by reference herein).

3.9	Certificate of Limited Partnership of Backside, L.P., dated as of January 5, 2005, as amended (filed as Exhibit 3.9 to the 2005 Form S-4 and incorporated by reference herein).

3.10	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Form S-4 and incorporated by reference herein).

3.11	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 5, 2005, as amended (filed as Exhibit 3.11 to the 2005 Form S-4 and incorporated by reference herein).

3.12	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Form S-4 and incorporated by reference herein).

3.13	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 5, 2005, as amended (filed as Exhibit 3.13 to the 2005 Form S-4 and incorporated by reference herein).

3.14	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Form S-4 and incorporated by reference herein).

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

3.22	Operating Agreement of Mohegan Golf, LLC, dated as of April 8, 2008 (filed as Exhibit 3.22 to the 2014 Form S-4 and incorporated by reference herein).

3.23	Operating Agreement of Mohegan Ventures Wisconsin, LLC, dated as of March 1, 2007 (filed as Exhibit 3.23 to the 2014 Form S-4 and incorporated by reference herein).

3.24	Certificate of Amendment to Certificate of Formation of Wisconsin Tribal Gaming, LLC, dated as of May 20, 2009 (filed as Exhibit 3.24 to the 2014 Form S-4 and incorporated by reference herein).

3.25	Operating Agreement of Wisconsin Tribal Gaming, LLC, dated as of March 1, 2007 (filed as Exhibit 3.25 to the 2014 Form S-4 and incorporated by reference herein).

3.26	Certificate of Amendment to Certificate of Formation of MTGA Gaming, LLC, dated as of May 20, 2009 (filed as Exhibit 3.26 to the 2014 Form S-4 and incorporated by reference herein).

3.27	Operating Agreement of MTGA Gaming, LLC, dated as of August 1, 2007 (filed as Exhibit 3.27 to the 2014 Form S-4 and incorporated by reference herein).

4.1
Relinquishment Agreement, dated as of February 7, 1998, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut and Trading Cove Associates (filed as Exhibit 10.14 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998 (the "1998 Form 10-K") and incorporated by reference herein).

4.2
Indenture, dated as of February 8, 2005, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the Authority’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 Form 10-Q”) and incorporated by reference herein).

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

Exhibit No.	Description
4.8	Form of Global 6 7/8% Senior Subordinated Notes Due 2015 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.29 to the December 2004 Form 10-Q and incorporated by reference herein).

4.9
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

4.10	Form of Global 11% Senior Subordinated Notes Due 2018 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.43 to the March 2012 Form 10-Q and incorporated by reference herein).

4.11
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

4.12	Form of Global 9 3/4% Senior Notes Due 2021 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.30 to the 2013 Form 10-K and incorporated by reference herein).

4.13
Registration Rights Agreement, dated August 15, 2013, between the Mohegan Tribal Gaming Authority, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC and RBS Securities Inc., as representatives of the several initial purchasers, relating to the 9 3/4% Senior Notes Due 2021 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.31 to the 2013 Form 10-K and incorporated by reference herein).

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

10.6
Amendment to the Land Lease, dated as of February 19, 1999, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.6 to the Authority’s Registration Statement on Form S-4, filed with the SEC on April 21, 1999 and incorporated by reference herein).

10.7
Amendment to the Land Lease, dated as of March 6, 2007, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed with the SEC on August 13, 2007 and incorporated by reference herein).

10.8
The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement, dated as of September 1, 1998, between the Mohegan Tribal Gaming Authority and Merrill Lynch Trust (filed as Exhibit 10.16 to the 1998 Form 10-K and incorporated by reference herein).*

10.9
Priority Distribution Agreement, dated as of August 1, 2001, between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed with the SEC on August 10, 2001 and incorporated by reference herein).

10.10
Membership Agreement, dated as of January 28, 2003, between WNBA, LLC, the Mohegan Basketball Club, LLC, the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Authority’s Form 8-K filed with the SEC on January 30, 2003 and incorporated by reference herein).

Exhibit No.	Description
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

10.14
The Mohegan Retirement and 401(k) Plan Trust Agreement, dated as of July 1, 2005, between the Mohegan Tribe of Indians of Connecticut and Merrill Lynch Trust Company, FSB (filed as Exhibit 10.30 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed with the SEC on December 9, 2005 and incorporated by reference herein).*

10.15
Employment Agreement, dated as of July 28, 2006, between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on August 3, 2006 and incorporated by reference herein).*

10.16
Amended Employment Agreement, dated as of February 23, 2009, between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on February 27, 2009 and incorporated by reference herein).*

10.17
Employment Agreement, effective as of September 1, 2011, between the Mohegan Tribal Gaming Authority and Mario C. Kontomerkos (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on September 8, 2011 and incorporated by reference herein).*

10.18
Amended Employment Agreement, dated as of February 14, 2012, between the Mohegan Tribal Gaming Authority and Mitchell Grossinger Etess (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on February 21, 2012 and incorporated by reference herein).*

10.19
Employment Agreement, executed March 29, 2013, by and between the Mohegan Tribal Gaming Authority and Robert J. Soper(filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on April 4, 2013 and incorporated by reference herein).*

10.20
Loan Agreement, dated as of November 19, 2013, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Lenders named therein and RBS Citizens, N.A., as Administrative Agent (filed as Exhibit 10.25 to the 2013 Form 10-K and incorporated by reference herein).

12.1	Statement regarding computation of ratio of earnings to fixed charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the 2014 Form S-4 and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS**	XBRL Instance Document (filed herewith).

101.SCH**	XBRL Taxonomy Extension Schema (filed herewith).

101.CAL**	XBRL Taxonomy Calculation Linkbase (filed herewith).

101.DEF**	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB**	XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
 _____________

*	Management contract or compensatory plan or arrangement.

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