Form 10-Q
period 2014-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2015-02-17
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$74,187	$49,108
Restricted cash	360	675
Receivables, net	31,714	30,640
Inventories	15,811	14,544
Other current assets	19,754	16,997
Total current assets	141,826	111,964
Non-current assets:
Property and equipment, net	1,404,358	1,424,068
Goodwill	39,459	39,459
Other intangible assets, net	407,156	405,109
Other assets, net	74,949	75,360
Total assets	$2,067,748	$2,055,960
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$33,219	$29,308
Current portion of relinquishment liability	18,865	25,194
Due to Mohegan Tribe	3,750	2,250
Current portion of capital leases	801	793
Trade payables	13,169	24,086
Construction payables	1,056	5,832
Accrued interest payable	29,385	8,659
Other current liabilities	129,925	127,175
Total current liabilities	230,170	223,297
Non-current liabilities:
Long-term debt, net of current portion	1,676,784	1,675,958
Due to Mohegan Tribe, net of current portion	21,920	23,420
Capital leases, net of current portion	2,142	2,345
Other long-term liabilities	6,433	6,113
Total liabilities	1,937,449	1,931,133
Commitments and Contingencies
Capital:
Retained earnings	129,824	125,058
Mohegan Tribal Gaming Authority capital	129,824	125,058
Non-controlling interests	475	(231)
Total capital	130,299	124,827
Total liabilities and capital	$2,067,748	$2,055,960
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands)
(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2014	December 31, 2013
Revenues:
Gaming	$277,734	$274,753
Food and beverage	22,671	22,719
Hotel	12,226	10,692
Retail, entertainment and other	28,299	29,505
Gross revenues	340,930	337,669
Less-Promotional allowances	(24,198)	(24,846)
Net revenues	316,732	312,823
Operating costs and expenses:
Gaming	166,099	176,302
Food and beverage	10,811	10,099
Hotel	3,503	3,720
Retail, entertainment and other	12,244	12,776
Advertising, general and administrative	45,815	46,942
Corporate	7,639	9,432
Depreciation and amortization	20,053	19,118
(Gain) loss on disposition of assets	739	(1)
Pre-opening	—	1,162
Relinquishment liability reassessment	56	—
Total operating costs and expenses	266,959	279,550
Income from operations	49,773	33,273
Other income (expense):
Accretion of discount to the relinquishment liability	(227)	(551)
Interest income	1,834	1,644
Interest expense, net of capitalized interest	(36,255)	(38,969)
Loss on early extinguishment of debt	—	(62,083)
Other expense, net	(728)	(704)
Total other expense	(35,376)	(100,663)
Net income (loss)	14,397	(67,390)
Loss attributable to non-controlling interests	369	136
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$14,766	$(67,254)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, September 30, 2014	$124,827	$125,058	$(231)
Contributions from members	1,075	—	1,075
Net income (loss)	14,397	14,766	(369)
Distributions to Mohegan Tribe	(10,000)	(10,000)	—
Balance, December 31, 2014	$130,299	$129,824	$475

Balance, September 30, 2013	$199,385	$199,236	$149
Net income (loss)	(67,390)	(67,254)	(136)
Distributions to Mohegan Tribe	(10,000)	(10,000)	—
Balance, December 31, 2013	$121,995	$121,982	$13

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	For the Three Months Ended	For the Three Months Ended
	December 31, 2014	December 31, 2013
Cash flows provided by (used in) operating activities:
Net income (loss)	$14,397	$(67,390)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	20,053	19,118
Relinquishment liability reassessment	56	—
Accretion of discount to the relinquishment liability	227	551
Cash paid for accretion of discount to the relinquishment liability	(276)	(621)
Loss on early extinguishment of debt	—	58,287
Payments of tender offer costs and discounts	—	(48,155)
Amortization of debt issuance costs and accretion of bond discounts	1,911	2,326
Provision for losses on receivables	794	802
(Gain) loss on disposition of assets	739	(1)
Loss from unconsolidated affiliates	778	696
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,047)	3,376
Increase in inventories	(1,267)	(1,192)
Increase in other assets	(4,529)	(2,851)
Increase (decrease) in trade payables	(10,780)	4,739
Increase in accrued interest	20,726	9,338
Increase in other liabilities	4,851	8,273
Net cash flows provided by (used in) operating activities	46,633	(12,704)
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including decrease in construction payables of $4,776 and $2,366, respectively	(5,760)	(15,168)
Issuance of third-party loans and advances	(336)	(382)
Payments received on third-party loans	38	532
(Increase) decrease in restricted cash, net	(1,784)	7,518
Proceeds from asset sales	27	5
Investments in the New England Black Wolves	(500)	—
Investments in unconsolidated affiliates	—	(29)
Net cash flows used in investing activities	(8,315)	(7,524)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility repayments - Term	—	(393,000)
Prior Term Loan Facility repayments, net of discount	—	(222,103)
Senior Secured Credit Facility borrowings - Revolving	107,000	56,000
Senior Secured Credit Facility repayments - Revolving	(103,000)	(42,000)
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	—	124,343
Senior Secured Credit Facility repayments - Term Loan A	(1,563)	—
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	—	720,952
Senior Secured Credit Facility repayments - Term Loan B	(1,825)	—
Line of Credit borrowings	113,051	78,794
Line of Credit repayments	(110,134)	(69,441)
Repayments to Mohegan Tribe	—	(1,375)
Repayments of other long-term debt	(103)	(190,935)
Principal portion of relinquishment liability payments	(6,336)	(6,034)
Distributions to Mohegan Tribe	(10,000)	(10,000)
Payments of financing fees	—	(12,437)
Payments on capital lease obligations	(329)	(558)
Net cash flows provided by (used in) financing activities	(13,239)	32,206
Net increase in cash and cash equivalents	25,079	11,978
Cash and cash equivalents at beginning of period	49,108	63,624
Cash and cash equivalents at end of period	$74,187	$75,602
Supplemental disclosure:
Cash paid during the period for interest	$13,193	$27,579
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
As of December 31, 2014, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Lacrosse, LLC (“Mohegan Lacrosse”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”), MTGA Gaming, LLC (“MTGA Gaming”), Downs Lodging, LLC ("Downs Lodging") and Mohegan Gaming Advisors, LLC ("Mohegan Gaming Advisors").
MBC owns and operates the Connecticut Sun, a professional basketball team in the Women's National Basketball Association (the “WNBA”). MBC currently owns a 4.2% membership interest in WNBA, LLC.
Mohegan Golf owns and operates the Mohegan Sun Golf Club in Southeastern Connecticut.
In October 2014, the Authority formed Mohegan Lacrosse as a wholly-owned unrestricted subsidiary. Mohegan Lacrosse holds a 50% membership interest in New England Black Wolves, LLC (“NEBW”), which was formed with an unrelated third-party to own and operate the New England Black Wolves, a professional indoor lacrosse team in the National Lacrosse League.
MCV-PA holds a 0.01% general partnership interest in each of Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P. (collectively, along with MCV-PA, the “Pocono Subsidiaries”), while the Authority holds the remaining 99.99% limited partnership interest in each entity. Downs Racing, L.P. (“Downs Racing”) owns and operates Mohegan Sun Pocono, a gaming and entertainment facility situated on a 400-acre site in Plains Township, Pennsylvania, and several off-track wagering facilities located elsewhere in Pennsylvania (collectively, the “Pennsylvania Facilities”). The Authority views Mohegan Sun and the Pennsylvania Facilities as two separate operating segments.
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
Downs Lodging, an unrestricted subsidiary of the Authority, was formed to develop, finance and build Project Sunlight, a hotel and convention center located at Mohegan Sun Pocono.

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

NOTE 2—BASIS OF PRESENTATION:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments, including normal recurring accruals and adjustments, necessary for a fair statement of the Authority's operating results for the interim period, have been included. In addition, certain amounts in the accompanying 2014 supplemental condensed consolidating financial statements have been reclassified to conform to the 2015 presentation.
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, the Authority's operating results for the three months ended December 31, 2014 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Authority's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Authority and its majority and wholly-owned subsidiaries and entities. In accordance with authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”) pertaining to consolidation of variable interest entities, the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW and the accounts of NEBW are consolidated into the accounts of Mohegan Lacrosse as Mohegan Ventures-NW and Mohegan Lacrosse are deemed to be the primary beneficiaries. In consolidation, all inter-company balances and transactions were eliminated.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Long-Term Receivables
Long-term receivables consist primarily of receivables from affiliates and others. The following table presents a reconciliation of long-term receivables, including current portions, and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Others	Total
Balance, September 30, 2014 (1)	$66,596	$2,612	$69,208
Additions:
Issuance of affiliate advances and other loans, including interest receivable	2,452	21	2,473
Deductions:
Payments received	—	(38)	(38)
Balance, December 31, 2014 (1)	$69,048	$2,595	$71,643
__________

(1)
Includes interest receivable of $37.5 million and $35.7 million as of December 31, 2014 and September 30, 2014, respectively. The WTG receivables no longer accrue interest pursuant to a release and reimbursement agreement entered into in September 2010.

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Others	Total
Balance, September 30, 2014	$26,833	$796	$27,629
Additions:
Charges to bad debt expense	736	8	744
Deductions:
Adjustments	—	(2)	(2)
Balance, December 31, 2014	$27,569	$802	$28,371
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
The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes and certain credit facilities approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	December 31, 2014
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$41,000	$38,335
Senior Secured Credit Facility - Term Loan A	$118,266	$111,625
Senior Secured Credit Facility - Term Loan B	$714,881	$702,826
2013 9 3/4% Senior Unsecured Notes	$500,000	$512,500
2005 6 7/8% Senior Subordinated Notes	$9,654	$9,615
2012 11% Senior Subordinated Notes	$271,862	$268,310

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The estimated fair values of the Authority's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about December 31, 2014.
New Accounting Standards
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
NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	December 31, 2014	September 30, 2014
Senior Secured Credit Facility - Revolving, due June 2018	$41,000	$37,000
Senior Secured Credit Facility - Term Loan A, due June 2018, net of discount of $484 and $523, respectively	118,266	119,789
Senior Secured Credit Facility - Term Loan B, due June 2018, net of discount of $7,819 and $8,337, respectively	714,881	716,188
2013 9 3/4% Senior Unsecured Notes, due September 2021	500,000	500,000
2005 6 7/8% Senior Subordinated Notes, due February 2015	9,654	9,654
2012 11 % Senior Subordinated Notes, due September 2018, net of discount of $3,328 and $3,506, respectively	271,862	271,684
Line of Credit	5,958	3,041
2009 Mohegan Tribe Promissory Note, due September 2015	1,750	1,750
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2017	16,500	16,500
2013 Mohegan Tribe Promissory Note, due December 2018	7,420	7,420
Downs Lodging Credit Facility, due July 2016	45,000	45,000
Other	3,382	2,910
Long-term debt, excluding capital leases	1,735,673	1,730,936
Less: current portion of long-term debt	(36,969)	(31,558)
Long-term debt, net of current portion	$1,698,704	$1,699,378
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
The Term Loan A Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 5.0% of the original principal amount for the first year after the closing date, 7.5% of the original principal amount for the second year after the closing date and 10.0% of the original principal amount in each year thereafter, with the balance payable on the maturity date of the Term Loan A Facility. The Term Loan B Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount. Amortization of the Term Loan A Facility and Term Loan B Facility began with

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

the first full fiscal quarter after the closing date.
As of December 31, 2014, amounts outstanding under the Revolving Facility, Term Loan A Facility and Term Loan B Facility totaled $41.0 million, $118.8 million and $722.7 million, respectively. As of December 31, 2014, letters of credit issued under the Revolving Facility totaled $3.1 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Revolving Facility, and after taking into account restrictive financial covenant requirements, the Authority had approximately $49.9 million of borrowing capacity under its Revolving Facility and Line of Credit as of December 31, 2014.
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
As of December 31, 2014, the $41.0 million outstanding under the Revolving Facility was comprised of a $16.0 million base rate loan based on a base rate of 3.25% plus 350 basis points and a $25.0 million Eurodollar rate loan based on a Eurodollar rate of 0.16% plus 450 basis points. The commitment fee was 0.50% as of December 31, 2014. As of December 31, 2014, the $118.8 million outstanding under the Term Loan A Facility was based on a Eurodollar rate of 0.26% plus 450 basis points. As of December 31, 2014, the $722.7 million outstanding under the Term Loan B Facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points. As of December 31, 2014 and September 30, 2014, accrued interest, including commitment fees, on the Senior Secured Credit Facilities was $185,000 and $212,000, respectively.
The Authority's obligations under the Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, by the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming (collectively, the “Guarantors”). The Senior Secured Credit Facilities are collateralized by a first priority lien on substantially all of the Authority's property and assets and those of the Guarantors (other than MBC), including the assets that comprise Mohegan Sun Pocono and a leasehold mortgage on the land and improvements that comprise Mohegan Sun (the Authority and the Guarantors, other than MBC, are collectively referred to herein as the “Grantors”). The Grantors also are required to pledge additional assets as collateral for the Senior Secured Credit Facilities as they and future guarantor subsidiaries acquire them.
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
As of December 31, 2014, the Authority and the Tribe were in compliance with all respective covenant requirements under the Senior Secured Credit Facilities.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Senior Unsecured Notes
2013 9 3/4% Senior Unsecured Notes
In August 2013, the Authority issued $500.0 million Senior Unsecured Notes with fixed interest payable at a rate of 9.75% per annum (the “2013 Senior Unsecured Notes”). The 2013 Senior Unsecured Notes mature on September 1, 2021. The Authority may redeem the 2013 Senior Unsecured Notes, in whole or in part, at any time prior to September 1, 2016 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest to the date of redemption. On or after September 1, 2016, the Authority may redeem the 2013 Senior Unsecured Notes, in whole or in part, at specified redemption prices, together with accrued interest to the date of redemption. If the Authority experiences specific kinds of change of control triggering events, the Authority must offer to repurchase the 2013 Senior Unsecured Notes at a price equal to 101% of the principal amount thereof, plus accrued interest to the purchase date. In addition, if the Authority undertakes certain types of asset sales and does not use the related sale proceeds for specified purposes, the Authority may be required to offer to repurchase the 2013 Senior Unsecured Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2013 Senior Unsecured Notes is payable semi-annually on March 1st and September 1st. On March 11, 2014, the Authority completed an offer to exchange the 2013 Senior Unsecured Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, with all outstanding notes being exchanged. As of December 31, 2014 and September 30, 2014, accrued interest on the 2013 Senior Unsecured Notes was $16.3 million and $4.1 million, respectively.
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
Senior Subordinated Notes
2005 6 7/8% Senior Subordinated Notes
In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). The 2005 Senior Subordinated Notes matured on February 15, 2015.
In March 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Subordinated Notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 Senior Subordinated Notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million 2005 Senior Subordinated Notes remained outstanding as of December 31, 2014. The Authority repaid the outstanding 2005 Senior Subordinated Notes, including accrued interest, at maturity with cash on hand and drawings under the Revolving Facility. As of December 31, 2014 and September 30, 2014, accrued interest on the 2005 Senior Subordinated Notes was $249,000 and $83,000, respectively.
2012 11% Senior Subordinated Notes
In March 2012, the Authority issued $344.2 million Senior Subordinated Toggle Notes with fixed interest payable at a rate of 11% per annum (the “2012 Senior Subordinated Notes”) in exchange for $203.8 million of the Authority's then outstanding 2004 7 1/8% Senior Subordinated Notes and $140.3 million of 2005 Senior Subordinated Notes. The 2012 Senior Subordinated Notes mature on September 15, 2018. The Authority may redeem the 2012 Senior Subordinated Notes, in whole or in part, at any time, at a price equal to 100% of the principal amount plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Senior Subordinated Notes is payable semi-annually on March 15th and September 15th. The initial interest payment on the 2012 Senior Subordinated Notes was payable entirely in cash. For any subsequent interest payment period through March 15, 2018, the Authority may, at its option, elect to pay interest on the 2012 Senior Subordinated Notes either entirely in cash or by paying up to 2% in 2012 Senior Subordinated Notes (“PIK Interest”). If the Authority elects to pay PIK Interest, such election will increase the principal amount of the 2012 Senior Subordinated Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of 2012 Senior Subordinated Notes on the relevant record date.
In August 2013, the Authority repurchased an aggregate principal amount of $69.0 million 2012 Senior Subordinated Notes. An aggregate principal amount of $275.2 million 2012 Senior Subordinated Notes remains outstanding as of December 31, 2014. As of December 31, 2014 and September 30, 2014, accrued interest on the 2012 Senior Subordinated Notes was $8.9 million and $1.3 million, respectively.
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
As of December 31, 2014, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and the Authority's liquidity and covenant requirement restrictions, among other factors.
Line of Credit
In November 2013, the Authority entered into a $16.5 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. As of December 31, 2014, amounts outstanding under the Line of Credit totaled $6.0 million. Borrowings under the Line of Credit are uncollateralized obligations. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facilities. As of December 31, 2014, the Authority was in compliance with all covenant requirements under the Line of Credit. As of December 31, 2014 and September 30, 2014, accrued interest on the Line of Credit was $22,000 and $23,000, respectively.
2009 Mohegan Tribe Promissory Note
In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “2009 Mohegan Tribe Promissory Note”). The 2009 Mohegan Tribe Promissory Note was amended in June 2014 to extend the maturity date to September 30, 2015. The 2009 Mohegan Tribe Promissory Note accrues interest at an annual rate of 10.0%. As amended, accrued interest is payable as follows: (i) $1.2 million per quarter, commencing December 31, 2013 through March 31, 2014 and (ii) $1.3 million on June 30, 2015, with the balance of accrued and unpaid interest due at maturity. As amended, principal outstanding under the 2009 Mohegan Tribe Promissory Note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 through September 30, 2013, (ii) $875,000 per quarter, commencing December 31, 2013 through March 31, 2014, (iii) $875,000 on June

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

30, 2015 and (iv) $875,000 at maturity. As of December 31, 2014 and September 30, 2014, accrued interest on the Mohegan Tribe Promissory Note was $2.6 million and $2.5 million, respectively.
2012 Mohegan Tribe Minor's Trust Promissory Note
In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan (the “2012 Mohegan Tribe Minor's Trust Promissory Note”). The 2012 Mohegan Tribe Minor's Trust Promissory Note was amended in June 2014 to extend the maturity date to March 31, 2017. The 2012 Mohegan Tribe Minor's Trust Promissory Note accrues interest at an annual rate of 10.0%. As amended, accrued interest is payable as follows: (i) quarterly, commencing June 30, 2012 through March 31, 2014, (ii) on July 1, 2014 on the unpaid balance for the period April 1, 2014 through June 30, 2014, (iii) $800,000 per quarter, commencing September 30, 2015 through March 31, 2016 and (iv) quarterly, thereafter on the unpaid balance. As amended, principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 through March 31, 2014, (ii) $500,000 on July 1, 2014 and September 30, 2015, (iii) $1.5 million per quarter, commencing December 31, 2015 through September 30, 2016 and (iv) $10.0 million at maturity. As of December 31, 2014 and September 30, 2014, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $832,000 and $416,000, respectively.
2013 Mohegan Tribe Promissory Note
In March 2013, MG&H purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a promissory note in the principal amount of $7.4 million (the “2013 Mohegan Tribe Promissory Note”). The 2013 Mohegan Tribe Promissory Note matures on December 31, 2018. The 2013 Mohegan Tribe Promissory Note accrues interest at an annual rate of 4.0% payable quarterly. As of December 31, 2014 and September 30, 2014, accrued interest on the 2013 Mohegan Tribe Promissory Note was $1,000.
Downs Lodging Credit Facility
In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary of the Authority, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender (the “Downs Lodging Credit Facility”). The proceeds from the Downs Lodging Credit Facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun Pocono. The Downs Lodging Credit Facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging Credit Facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging Credit Facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging Credit Facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of December 31, 2014, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging Credit Facility. As of December 31, 2014, accrued interest on the Downs Lodging Credit Facility was $375,000. As of September 30, 2014, there was no accrued interest on the Downs Lodging Credit Facility.

NOTE 4—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $10.0 million for each of the three months ended December 31, 2014 and 2013, respectively.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services totaling $7.1 million and $7.0 million for the three months ended December 31, 2014 and 2013, respectively.
The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $4.3 million and $4.5 million for the three months ended December 31, 2014 and 2013, respectively.
The Authority incurred interest expense associated with borrowings from the Mohegan Tribe totaling $535,000 and $616,000 for the three months ended December 31, 2014 and 2013, respectively.

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
The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $36.5 million and $36.3 million for the three months ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and September 30, 2014, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $12.2 million and $11.6 million, respectively.
Pennsylvania Slot Machine Tax
Downs Racing holds a Category One slot machine license issued by the Pennsylvania Gaming Control Board (the “PGCB”) for the operation of slot machines at Mohegan Sun Pocono. This license permits Downs Racing to install and operate up to 3,000 slot machines at Mohegan Sun Pocono, expandable to up to a total of 5,000 slot machines upon request and approval of the PGCB.
The Pennsylvania Race Horse Development and Gaming Act stipulates that holders of Category One slot machine licenses must pay a portion of revenues from slot machines to the PGCB on a daily basis (“Pennsylvania Slot Machine Tax”), which includes local share assessments to be paid to the cities and municipalities hosting Mohegan Sun Pocono and amounts to be paid to the Pennsylvania Harness Horsemen's Association, Inc. (the “PHHA”). The Pennsylvania Slot Machine Tax is currently 55% of gross revenues from slot machines, 2% of which is subject to a $10.0 million minimum annual threshold to ensure that the host cities and municipalities receive an annual minimum of $10.0 million in local share assessments. Downs Racing maintains a $1.5 million escrow deposit in the name of the Commonwealth of Pennsylvania for Pennsylvania Slot Machine Tax payments, which was included in "Other assets, net" in the accompanying condensed consolidated balance sheets.

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $29.2 million and $29.7 million for the three months ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and September 30, 2014, outstanding Pennsylvania Slot Machine Tax payments totaled $6.5 million and $4.6 million, respectively.
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
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.6 million and $1.5 million for the three months ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and September 30, 2014, outstanding Pennsylvania Table Game Tax payments totaled $174,000 and $156,000, respectively.

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
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $1.1 million for each of the three months ended December 31, 2014 and 2013. As of December 31, 2014 and September 30, 2014, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $89,000 and $147,000, respectively.
Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which also are to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 12 of the 14 authorized gaming facilities have commenced operations. As of December 31, 2014, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee.
The Authority reflected expenses associated with this repayment schedule totaling $157,000 and $160,000 for the three months ended December 31, 2014 and 2013, respectively.
Horsemen’s Agreement
Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2015. As of December 31, 2014 and September 30, 2014, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $6.4 million and $8.1 million, respectively.
Priority Distribution Agreement
In August 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which stipulates that the Authority must make monthly payments to the Tribe to the extent of the Authority's Net Cash Flow as defined under the Priority Distribution Agreement. The Priority Distribution Agreement was amended as of December 31, 2014. As amended, the Priority Distribution Agreement, which has a perpetual term, limits the maximum aggregate priority distribution payments in each calendar year to $40.0 million. Payments under the Priority Distribution Agreement: (1) do not reduce the Authority's obligations to reimburse the Tribe for governmental and administrative services provided by the Tribe or to make payments under any other agreements with the Tribe, (2) are limited obligations of the Authority and are payable only to the extent of the Authority's Net Cash Flow as defined under the Priority Distribution Agreement and (3) are not secured by a lien or encumbrance on any of the Authority's assets or properties.

The Authority reflected payments associated with the Priority Distribution Agreement totaling $4.9 million and $4.8 million for the three months ended December 31, 2014 and 2013, respectively.
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
As of December 31, 2014 and September 30, 2014, the carrying amount of the relinquishment liability was $18.9 million and $25.2 million, respectively. The decrease in the relinquishment liability during the three months ended December 31, 2014 was due to $6.6 million in relinquishment payments. This reduction in the relinquishment liability was offset by $227,000 representing the accretion of discount to the relinquishment liability and a $56,000 relinquishment liability reassessment charge.
Relinquishment payments consisted of the following (in millions):

	For the Three Months Ended
	December 31, 2014	December 31, 2013
Principal	$6.3	$6.0
Accretion of discount	0.3	0.6
Total	$6.6	$6.6
The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of December 31, 2014 and September 30, 2014, relinquishment payments earned but unpaid were $18.9 million and $13.2 million, respectively.

NOTE 7—SEGMENT REPORTING:
As of December 31, 2014, the Authority owns and operates, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise and the Mohegan Sun Golf Club, and has partnered with an unrelated third-party to own and operate the New England Black Wolves franchise (collectively, the “Connecticut Facilities”), and the Pennsylvania Facilities. Substantially all of the Authority's revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Authority has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities. The Authority's operations related to investments in unconsolidated affiliates and certain other Corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Three Months Ended
(in thousands)	December 31, 2014	December 31, 2013
Net revenues:
Mohegan Sun	$245,778	$241,933
Mohegan Sun Pocono	70,396	70,683
Corporate and other	1,831	739
Inter-segment revenues	(1,273)	(532)
Total	$316,732	$312,823
Income (loss) from operations:
Mohegan Sun	$47,418	$34,643
Mohegan Sun Pocono	8,479	7,577
Corporate and other	(6,124)	(8,947)
Total	49,773	33,273
Accretion of discount to the relinquishment liability	(227)	(551)
Interest income	1,834	1,644
Interest expense, net of capitalized interest	(36,255)	(38,969)
Loss on early extinguishment of debt	—	(62,083)
Other expense, net	(728)	(704)
Net income (loss)	14,397	(67,390)
Loss attributable to non-controlling interests	369	136
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$14,766	$(67,254)

	For the Three Months Ended
(in thousands)	December 31, 2014	December 31, 2013
Capital expenditures incurred:
Mohegan Sun	$352	$5,039
Mohegan Sun Pocono	613	987
Corporate and other	19	9,504
Total	$984	$15,530

(in thousands)	December 31, 2014	September 30, 2014
Total assets:
Mohegan Sun	$1,377,698	$1,368,352
Mohegan Sun Pocono	554,080	551,655
Corporate and other	135,970	135,953
Total	$2,067,748	$2,055,960

NOTE 8—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:
As of December 31, 2014, substantially all of the Authority's outstanding debt is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. Separate financial statements and other disclosures concerning the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 7 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor subsidiaries and entities as of December 31, 2014 and September 30, 2014 and for the three months ended December 31, 2014 and 2013 is as follows (in thousands):

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$53,763	$19,420	$1,004	$—	$74,187
Restricted cash	58	302	—	—	360
Receivables, net	28,911	2,092	1,747	(1,036)	31,714
Inventories	14,434	1,377	—	—	15,811
Other current assets	18,544	1,197	13	—	19,754
Total current assets	115,710	24,388	2,764	(1,036)	141,826
Non-current assets:
Property and equipment, net	1,125,715	219,698	58,945	—	1,404,358
Goodwill	—	39,459	—	—	39,459
Other intangible assets, net	120,366	284,640	2,150	—	407,156
Other assets, net	27,259	3,979	50,104	(6,393)	74,949
Inter-company receivables	242,729	74,647	—	(317,376)	—
Investment in subsidiaries	319,917	—	—	(319,917)	—
Total assets	$1,951,696	$646,811	$113,963	$(644,722)	$2,067,748
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$32,594	$—	$625	$—	$33,219
Current portion of relinquishment liability	18,865	—	—	—	18,865
Due to Mohegan Tribe	—	—	3,750	—	3,750
Current portion of capital leases	801	64	—	(64)	801
Trade payables	11,871	1,155	143	—	13,169
Construction payables	582	75	399	—	1,056
Accrued interest payable	25,618	—	3,767	—	29,385
Other current liabilities	95,429	31,508	3,960	(972)	129,925
Total current liabilities	185,760	32,802	12,644	(1,036)	230,170
Non-current liabilities:
Long-term debt, net of current portion	1,631,459	—	45,325	—	1,676,784
Due to Mohegan Tribe, net of current portion	—	—	21,920	—	21,920
Capital leases, net of current portion	2,142	6,195	—	(6,195)	2,142
Other long-term liabilities	2,195	—	4,238	—	6,433
Inter-company payables	—	239,130	78,246	(317,376)	—
Accumulated losses in excess of investment in subsidiaries	—	34,843	—	(34,843)	—
Total liabilities	1,821,556	312,970	162,373	(359,450)	1,937,449
Capital:
Retained earnings	130,140	333,841	(49,234)	(284,923)	129,824
Mohegan Tribal Gaming Authority capital	130,140	333,841	(49,234)	(284,923)	129,824
Non-controlling interests	—	—	824	(349)	475
Total capital	130,140	333,841	(48,410)	(285,272)	130,299
Total liabilities and capital	$1,951,696	$646,811	$113,963	$(644,722)	$2,067,748
___________
(1)   Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	September 30, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$33,939	$14,767	$402	$—	$49,108
Restricted cash	47	628	—	—	675
Receivables, net	27,537	2,637	1,287	(821)	30,640
Inventories	13,339	1,205	—	—	14,544
Other current assets	15,559	1,182	256	—	16,997
Total current assets	90,421	20,419	1,945	(821)	111,964
Non-current assets:
Property and equipment, net	1,142,363	222,425	59,280	—	1,424,068
Goodwill	—	39,459	—	—	39,459
Other intangible assets, net	120,395	284,714	—	—	405,109
Other assets, net	28,625	3,970	49,077	(6,312)	75,360
Inter-company receivables	228,122	65,981	—	(294,103)	—
Investment in subsidiaries	325,651	—	—	(325,651)	—
Total assets	$1,935,577	$636,968	$110,302	$(626,887)	$2,055,960
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$28,893	$—	$415	$—	$29,308
Current portion of relinquishment liability	25,194	—	—	—	25,194
Due to Mohegan Tribe	—	—	2,250	—	2,250
Current portion of capital leases	793	58	—	(58)	793
Trade payables	18,893	5,181	12	—	24,086
Construction payables	4,411	794	627	—	5,832
Accrued interest payable	5,725	—	2,934	—	8,659
Other current liabilities	90,684	29,504	7,750	(763)	127,175
Total current liabilities	174,593	35,537	13,988	(821)	223,297
Non-current liabilities:
Long-term debt, net of current portion	1,630,958	—	45,000	—	1,675,958
Due to Mohegan Tribe, net of current portion	—	—	23,420	—	23,420
Capital leases, net of current portion	2,345	6,111	—	(6,111)	2,345
Other long-term liabilities	2,307	—	3,806	—	6,113
Inter-company payables	—	225,269	68,834	(294,103)	—
Accumulated losses in excess of investment in subsidiaries	—	31,680	—	(31,680)	—
Total liabilities	1,810,203	298,597	155,048	(332,715)	1,931,133
Capital:
Retained earnings	125,374	338,371	(44,746)	(293,941)	125,058
Mohegan Tribal Gaming Authority capital	125,374	338,371	(44,746)	(293,941)	125,058
Non-controlling interests	—	—	—	(231)	(231)
Total capital	125,374	338,371	(44,746)	(294,172)	124,827
Total liabilities and capital	$1,935,577	$636,968	$110,302	$(626,887)	$2,055,960
___________
(1)   Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)

	For the Three Months Ended December 31, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$212,543	$65,191	$—	$—	$277,734
Food and beverage	15,826	6,845	—	—	22,671
Hotel	10,989	1,237	—	—	12,226
Retail, entertainment and other	25,368	2,362	1,842	(1,273)	28,299
Gross revenues	264,726	75,635	1,842	(1,273)	340,930
Less-Promotional allowances	(19,203)	(4,990)	(3)	(2)	(24,198)
Net revenues	245,523	70,645	1,839	(1,275)	316,732
Operating costs and expenses:
Gaming	118,427	47,672	—	—	166,099
Food and beverage	8,729	2,082	—	—	10,811
Hotel	3,418	1,298	—	(1,213)	3,503
Retail, entertainment and other	10,784	960	502	(2)	12,244
Advertising, general and administrative	38,088	7,771	4,164	(4,208)	45,815
Corporate	3,491	—	—	4,148	7,639
Depreciation and amortization	16,281	3,527	245	—	20,053
Loss on disposition of assets	737	2	—	—	739
Relinquishment liability reassessment	56	—	—	—	56
Total operating costs and expenses	200,011	63,312	4,911	(1,275)	266,959
Income (loss) from operations	45,512	7,333	(3,072)	—	49,773
Other income (expense):
Accretion of discount to the relinquishment liability	(227)	—	—	—	(227)
Interest income	12	1,443	1,929	(1,550)	1,834
Interest expense, net of capitalized interest	(24,026)	(10,106)	(3,673)	1,550	(36,255)
Loss on interests in subsidiaries	(6,472)	(3,163)	—	9,635	—
Other expense, net	(33)	—	(695)	—	(728)
Total other expense	(30,746)	(11,826)	(2,439)	9,635	(35,376)
Net income (loss)	14,766	(4,493)	(5,511)	9,635	14,397
Loss attributable to non-controlling interests	—	—	251	118	369
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$14,766	$(4,493)	$(5,260)	$9,753	$14,766
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Three Months Ended December 31, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$208,474	$66,279	$—	$—	$274,753
Food and beverage	15,924	6,795	—	—	22,719
Hotel	10,251	441	—	—	10,692
Retail, entertainment and other	27,259	2,026	752	(532)	29,505
Gross revenues	261,908	75,541	752	(532)	337,669
Less-Promotional allowances	(20,267)	(4,575)	(3)	(1)	(24,846)
Net revenues	241,641	70,966	749	(533)	312,823
Operating costs and expenses:
Gaming	128,116	48,186	—	—	176,302
Food and beverage	8,004	2,095	—	—	10,099
Hotel	3,657	535	—	(472)	3,720
Retail, entertainment and other	11,932	845	—	(1)	12,776
Advertising, general and administrative	38,503	8,458	6,045	(6,064)	46,942
Corporate	3,428	—	—	6,004	9,432
Depreciation and amortization	15,532	3,421	165	—	19,118
Gain on disposition of assets	(1)	—	—	—	(1)
Pre-opening	—	1,162	—	—	1,162
Total operating costs and expenses	209,171	64,702	6,210	(533)	279,550
Income (loss) from operations	32,470	6,264	(5,461)	—	33,273
Other income (expense):
Accretion of discount to the relinquishment liability	(551)	—	—	—	(551)
Interest income	25	984	1,649	(1,014)	1,644
Interest expense, net of capitalized interest	(25,997)	(11,317)	(2,670)	1,015	(38,969)
Loss on early extinguishment of debt	(62,083)	—	—	—	(62,083)
Loss on interests in subsidiaries	(11,117)	(5,307)	—	16,424	—
Other expense, net	(2)	—	(702)	—	(704)
Total other expense	(99,725)	(15,640)	(1,723)	16,425	(100,663)
Net income (loss)	(67,255)	(9,376)	(7,184)	16,425	(67,390)
Loss attributable to non-controlling interests	—	—	—	136	136
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$(67,255)	$(9,376)	$(7,184)	$16,561	$(67,254)
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net income (loss)	$14,766	$(4,493)	$(5,511)	$9,635	$14,397
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	16,281	3,527	245	—	20,053
Relinquishment liability reassessment	56	—	—	—	56
Accretion of discount to the relinquishment liability	227	—	—	—	227
Cash paid for accretion of discount to the relinquishment liability	(276)	—	—	—	(276)
Amortization of debt issuance costs and accretion of bond discounts	1,831	—	80	—	1,911
Provision for losses on receivables	48	2	744	—	794
Loss on disposition of assets	737	2	—	—	739
Loss from unconsolidated affiliates	86	—	692	—	778
Inter-company transactions	(3,586)	11,719	1,499	(9,632)	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,337)	543	(487)	234	(1,047)
Increase in inventories	(1,095)	(172)	—	—	(1,267)
Increase in other assets	(2,942)	(28)	(1,531)	(28)	(4,529)
Increase (decrease) in trade payables	(6,888)	(4,026)	134	—	(10,780)
Increase in accrued interest	19,893	—	833	—	20,726
Increase (decrease) in other liabilities	4,659	4,078	(3,677)	(209)	4,851
Net cash flows provided by (used in) operating activities	42,460	11,152	(6,979)	—	46,633
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including change in construction payables	(4,179)	(1,334)	(247)	—	(5,760)
Issuance of third-party loans and advances	—	—	(336)	—	(336)
Payments received on third-party loans	38	—	—	—	38
Increase in restricted cash, net	(36)	(1,748)	—	—	(1,784)
Proceeds from asset sales	27	—	—	—	27
Investments in the New England Black Wolves	—	—	(500)	—	(500)
Inter-company transactions	(5,287)	(7,236)	19	12,504	—
Net cash flows used in investing activities	(9,437)	(10,318)	(1,064)	12,504	(8,315)
Cash flows provided by (used in) financing activities:
Senior Secured Credit Facility borrowings - Revolving	107,000	—	—	—	107,000
Senior Secured Credit Facility repayments - Revolving	(103,000)	—	—	—	(103,000)
Senior Secured Credit Facility repayments - Term Loan A	(1,563)	—	—	—	(1,563)
Senior Secured Credit Facility repayments - Term Loan B	(1,825)	—	—	—	(1,825)
Line of Credit borrowings	113,051	—	—	—	113,051
Line of Credit repayments	(110,134)	—	—	—	(110,134)
Repayments of other long-term debt	(63)	—	(40)	—	(103)
Principal portion of relinquishment liability payments	(6,336)	—	—	—	(6,336)
Distributions to Mohegan Tribe	(10,000)	—	—	—	(10,000)
Payments on capital lease obligations	(329)	(19)	—	19	(329)
Inter-company transactions	—	3,838	8,685	(12,523)	—
Net cash flows provided by (used in) financing activities	(13,199)	3,819	8,645	(12,504)	(13,239)
Net increase in cash and cash equivalents	19,824	4,653	602	—	25,079
Cash and cash equivalents at beginning of period	33,939	14,767	402	—	49,108
Cash and cash equivalents at end of period	$53,763	$19,420	$1,004	$—	$74,187

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Three Months Ended December 31, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net loss	$(67,255)	(9,376)	(7,184)	16,425	(67,390)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	15,532	3,421	165	—	19,118
Accretion of discount to the relinquishment liability	551	—	—	—	551
Cash paid for accretion of discount to the relinquishment liability	(621)	—	—	—	(621)
Loss on early extinguishment of debt	58,287	—	—	—	58,287
Payments of tender offer costs and discounts	(48,155)	—	—	—	(48,155)
Amortization of debt issuance costs and accretion of bond discounts	2,246	—	80	—	2,326
Provision for losses on receivables	171	(3)	634	—	802
Gain on disposition of assets	(1)	—	—	—	(1)
Loss from unconsolidated affiliates	2	—	694	—	696
Inter-company transactions	(204)	15,614	1,014	(16,424)	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	2,890	434	(79)	131	3,376
Increase in inventories	(800)	(392)	—	—	(1,192)
Increase in other assets	(1,158)	(207)	(1,485)	(1)	(2,851)
Increase in trade payables	2,891	793	1,055	—	4,739
Increase (decrease) in accrued interest	10,447	—	(1,109)	—	9,338
Increase in other liabilities	3,248	3,136	2,026	(137)	8,273
Net cash flows provided by (used in) operating activities	(21,929)	13,420	(4,189)	(6)	(12,704)
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including change in construction payables	(6,526)	(1,423)	(7,219)	—	(15,168)
Issuance of third-party loans and advances	—	—	(382)	—	(382)
Payments received on third-party loans	532	—	—	—	532
(Increase) decrease in restricted cash, net	(4)	(282)	7,804	—	7,518
Proceeds from asset sales	5	—	—	—	5
Investments in unconsolidated affiliates	—	—	(29)	—	(29)
Inter-company transactions	2,459	(6,885)	—	4,426	—
Net cash flows provided by (used in) investing activities	(3,534)	(8,590)	174	4,426	(7,524)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility repayments - Term	(393,000)	—	—	—	(393,000)
Prior Term Loan Facility repayments, net of discount	(222,103)	—	—	—	(222,103)
Senior Secured Credit Facility borrowings - Revolving	56,000	—	—	—	56,000
Senior Secured Credit Facility repayments - Revolving	(42,000)	—	—	—	(42,000)
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	124,343	—	—	—	124,343
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	720,952	—	—	—	720,952
Line of Credit borrowings	78,794	—	—	—	78,794
Line of Credit repayments	(69,441)	—	—	—	(69,441)
Repayments to Mohegan Tribe	—	—	(1,375)	—	(1,375)
Repayments of other long-term debt	(190,927)	—	(8)	—	(190,935)

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Principal portion of relinquishment liability payments	(6,034)	—	—	—	(6,034)
Distributions to Mohegan Tribe	(10,000)	—	—	—	(10,000)
Payments of financing fees	(12,437)	—	—	—	(12,437)
Payments on capital lease obligations	(558)	(6)	—	6	(558)
Inter-company transactions	—	(2,148)	6,574	(4,426)	—
Net cash flows provided by (used in) financing activities	33,589	(2,154)	5,191	(4,420)	32,206
Net increase in cash and cash equivalents	8,126	2,676	1,176	—	11,978
Cash and cash equivalents at beginning of period	44,060	18,655	909	—	63,624
Cash and cash equivalents at end of period	$52,186	$21,331	$2,085	$—	$75,602
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation, including gaming and tax regulation, and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, those relating to the following:

•	the financial performance of Mohegan Sun and Mohegan Sun Pocono and our Pennsylvania off-track wagering facilities;

•	the local, regional, national or global economic climate, including the lingering effects of the most recent economic recession, which negatively affected our revenues and earnings;

•	increased competition, including the expansion of gaming in New England, New York, New Jersey or Pennsylvania;

•	our leverage and ability to meet our debt service obligations and maintain compliance with financial debt covenants;

•	the continued availability of financing;

•	our dependence on existing management;

•	our ability to integrate new amenities from expansions to our facilities into our current operations and manage the expanded facilities;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations, including the limitation, denial or suspension of licenses required under gaming laws and regulations;

•	changes in applicable laws pertaining to the service of alcohol, smoking or other amenities offered at our facilities;

•	our ability to successfully implement our diversification strategy;

•	an act of terrorism on the United States;

•	our customers' access to inexpensive transportation to our facilities and changes in oil, fuel or other transportation-related expenses; and

•	unfavorable weather conditions.
Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes beginning on page 3 of this Quarterly Report on Form 10-Q.

Overview
The Tribe and the Authority
The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally-recognized Indian tribe with an approximately 544-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut entered into a compact, the Mohegan Compact, which was approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in southern New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., or Downs Racing, we also own and operate Mohegan Sun Pocono, a gaming and entertainment facility located in Plains Township, Pennsylvania, and several off-track wagering facilities, or OTW facilities, located elsewhere in Pennsylvania, collectively the Pennsylvania facilities. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.
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
Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:
Casino of the Earth
As of December 31, 2014, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 2,820 slot machines and 140 table games, including blackjack, roulette and craps;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

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

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars; and

•	the Wolf Den, an approximately 10,000-square-foot, 400-seat lounge featuring live entertainment seven days a week.
Casino of the Sky
As of December 31, 2014, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 1,990 slot machines and 120 table games, including blackjack, roulette and craps;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, a 24-hour coffee shop and three lounges and bars, all operated by us, as well as four full-service restaurants, three quick-service restaurants and a multi-station food court operated by third-parties, for a total restaurant seating of approximately 2,070;

•	The Shops at Mohegan Sun containing 32 retail shops, six of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret theatre;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Lansdowne Irish Pub and Music House, Avalon Nightclub and Vista Lounge, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.
Casino of the Wind
As of December 31, 2014, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 525 slot machines, 30 table games, including blackjack, roulette and craps, and a 42-table themed poker room;

•
food and beverage amenities, including: a two-level, 16,000-square-foot Jimmy Buffett's Margaritaville Restaurant and a casual dining restaurant operated by third-parties, for a total restaurant seating of approximately 475;

•	Mist, a nightlife entertainment venue operated by us; and

•	a retail shop operated by a third-party.

Mohegan Sun offers parking for approximately 13,000 patrons and 3,600 employees. We also operate an approximately 3,600-square-foot, 20-pump gasoline and convenience center for patrons, as well as a 10-pump gasoline center for employees, both located adjacent to Mohegan Sun. In addition, Mohegan Sun is a CT Lottery retailer.
Connecticut Sun
Through Mohegan Basketball Club, LLC, or MBC, we own and operate the Connecticut Sun franchise, a professional basketball team in the Women's National Basketball Association. The team plays its home games in the Mohegan Sun Arena.
New England Black Wolves
Through Mohegan Lacrosse, LLC, we have partnered with an unrelated third-party to own and operate the New England Black Wolves franchise, a professional lacrosse team in the National Lacrosse League. The team plays its home games in the Mohegan Sun Arena.
Mohegan Sun Golf Club
Through Mohegan Golf, LLC, or Mohegan Golf, we own and operate the Mohegan Sun Golf Club, a private 18-hole championship golf course, restaurant and bar located in Sprague and Franklin, Connecticut.
Mohegan Sun Pocono
Through Downs Racing, we own and operate a gaming and entertainment facility known as Mohegan Sun Pocono located on a 400-acre site in Plains Township, Pennsylvania, and OTW facilities located in Carbondale, East Stroudsburg and Lehigh Valley, Pennsylvania. In November 2006, Mohegan Sun Pocono became the first location to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of its gaming and entertainment facility opened. In July 2008, we completed a major expansion of Mohegan Sun Pocono known as Project Sunrise, which included increased gaming, restaurant and retail space, and, in July 2010, we opened our table game and poker operations, including additional non-smoking sections and a high-limit gaming area. We recently completed Project Sunlight, a hotel and convention center expansion located adjacent to the Mohegan Sun Pocono casino.
Mohegan Sun Pocono currently operates in an approximately 400,000-square-foot facility, which includes the following as of December 31, 2014:

•	approximately 82,000 square feet of gaming space;

•	approximately 2,330 slot machines, 75 table games, including blackjack, roulette and craps, and an 18-table poker room;

•	live harness racing and simulcast and off-track wagering;

•	a 238-room hotel;

•	approximately 20,000 square feet of convention space;

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

•	four retail shops, one of which we own, offering products ranging from Mohegan Sun Pocono logo souvenirs to fine apparel; and

•	three bars/lounges: Sunburst Bar, featured in the center of the gaming floor, Breakers Night Club and Pearl Sushi Bar.
Market and Competition from Other Gaming Operations
Our gaming operation at Mohegan Sun is one of only two current gaming operations in southern New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in the State of Connecticut, Foxwoods Resort Casino, or Foxwoods, owned by the Mashantucket Pequot Tribe and located approximately 10 miles from Mohegan Sun. We also face competition from gaming facilities in the states of Rhode Island, New York and New Jersey. In addition, we face competition in and from the Northeastern Pennsylvania gaming market. Please refer to “Part I. Item 1. Business-Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and our other reports and filings with the SEC for further details regarding current and potential competition from other gaming operations.
Explanation of Key Financial Statement Captions
There has been no material change from the explanation of key financial statement captions previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Results of Operations
Summary Operating Results
As of December 31, 2014, we own and operate, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise and the Mohegan Sun Golf Club, and have partnered with an unrelated third-party to own and operate the New England Black Wolves franchise, or collectively, the Connecticut facilities, and the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania facilities. Our operations related to investments in unconsolidated affiliates and certain other Corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended December 31,
	2014	2013	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$245,778	$241,933	$3,845	1.6%
Mohegan Sun Pocono	70,396	70,683	(287)	(0.4)%
Corporate and other	1,831	739	1,092	147.8%
Inter-segment revenues	(1,273)	(532)	(741)	(139.3)%
Total	$316,732	$312,823	$3,909	1.2%
Income (loss) from operations:
Mohegan Sun	$47,418	$34,643	$12,775	36.9%
Mohegan Sun Pocono	8,479	7,577	902	11.9%
Corporate and other	(6,124)	(8,947)	2,823	31.6%
Total	$49,773	$33,273	$16,500	49.6%
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$14,766	$(67,254)	$82,020	N.M.
Operating margin:
Mohegan Sun	19.3%	14.3%	5.0%	35.0%
Mohegan Sun Pocono	12.0%	10.7%	1.3%	12.1%
Total	15.7%	10.6%	5.1%	48.1%
_________
N.M. - Not meaningful.

The most significant factors and trends that we believe impacted our operating and financial performance were as follows:

•	continued strategic changes in operations designed to improve profitability;

•	continued focus on managing expenses and enhancing operating efficiencies;

•	higher table game and slot hold percentages at Mohegan Sun;

•	the November 2013 opening of hotel operations at Mohegan Sun Pocono;

•	a prolonged sluggish regional economic environment and its impact on consumer discretionary spending;

•	more competitive gaming markets;

•	lower interest expense;

•	lower Corporate expenses; and

•	a non-recurring $62.1 million non-operating loss on early extinguishment of debt.
Net revenues for the three months ended December 31, 2014 compared to the same period in the prior year increased primarily as a result of higher gaming revenues at Mohegan Sun.

Income from operations for the three months ended December 31, 2014 compared to the same period in the prior year increased primarily due to lower operating costs and expenses at Mohegan Sun and Mohegan Sun Pocono, combined with the increase in net revenues. The increase in income from operations also reflected lower Corporate expenses.
Net income attributable to the Authority for the three months ended December 31, 2014 compared to the same period in the prior year increased primarily due to the non-recurring non-operating loss on early extinguishment of debt, combined with the increase in income from operations. The increase in net income attributable to the Authority also reflected lower interest expense.
Mohegan Sun
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2014	2013	Variance	Percentage Variance
Gaming	$212,543	$208,474	$4,069	2.0%
Food and beverage	15,890	15,981	(91)	(0.6)%
Hotel	10,989	10,251	738	7.2%
Retail, entertainment and other	25,558	27,483	(1,925)	(7.0)%
Gross revenues	264,980	262,189	2,791	1.1%
Less-Promotional allowances	19,202	20,256	(1,054)	(5.2)%
Net revenues	$245,778	$241,933	$3,845	1.6%
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended December 31,
	2014	2013
Gaming	80.2%	79.5%
Food and beverage	6.0%	6.1%
Hotel	4.1%	3.9%
Retail, entertainment and other	9.7%	10.5%
Total	100.0%	100.0%

Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2014	2013	Variance	Percentage Variance
Food and beverage	$6,620	$6,838	$(218)	(3.2)%
Hotel	3,464	3,358	106	3.2%
Retail, entertainment and other	9,118	10,060	(942)	(9.4)%
Total	$19,202	$20,256	$(1,054)	(5.2)%
The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended December 31,
	2014	2013	Variance	Percentage Variance
Food and beverage	$6,240	$6,690	$(450)	(6.7)%
Hotel	1,554	1,761	(207)	(11.8)%
Retail, entertainment and other	8,617	9,164	(547)	(6.0)%
Total	$16,411	$17,615	$(1,204)	(6.8)%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2014	2013	Variance	Percentage Variance
Slots:
Handle	$1,757,195	$1,790,830	$(33,635)	(1.9)%
Gross revenues	$145,972	$144,163	$1,809	1.3%
Net revenues	$140,335	$138,926	$1,409	1.0%
Free promotional slot plays (1)	$13,771	$15,959	$(2,188)	(13.7)%
Weighted average number of machines (in units)	5,355	5,529	(174)	(3.1)%
Hold percentage (gross)	8.3%	8.1%	0.2%	2.5%
Win per unit per day (gross) (in dollars)	$296	$283	$13	4.6%
Table games:
Drop	$454,132	$495,722	$(41,590)	(8.4)%
Revenues	$68,599	$65,733	$2,866	4.4%
Weighted average number of games (in units)	284	284	—	—
Hold percentage (2)	15.1%	13.3%	1.8%	13.5%
Win per unit per day (in dollars)	$2,624	$2,516	$108	4.3%
Poker:
Revenues	$2,646	$2,471	$175	7.1%
Weighted average number of tables (in units)	42	42	—	—
Revenue per unit per day (in dollars)	$685	$644	$41	6.4%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months ended December 31, 2014 compared to the same period in the prior year increased primarily as a result of higher table game and slot revenues, both of which benefited from increased year over year hold percentages.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2014	2013	Variance	Percentage Variance
Meals served	735	738	(3)	(0.4)%
Average price per meal served (in dollars)	$15.84	$16.22	$(0.38)	(2.3)%

Food and beverage revenues for the three months ended December 31, 2014 compared to the same period in the prior year were relatively flat.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2014	2013	Variance	Percentage Variance
Rooms occupied	106	104	2	1.9%
Occupancy rate	98.0%	95.8%	2.2%	2.3%
Average daily room rate (in dollars)	$97	$95	$2	2.1%
Revenue per available room (in dollars)	$96	$91	$5	5.5%

Hotel revenues for the three months ended December 31, 2014 compared to the same period in the prior year increased primarily as a result of an increase in hotel occupancy by higher paying transient guests.

The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2014	2013	Variance	Percentage Variance
Arena events (in events)	26	25	1	4.0%
Arena tickets	164	153	11	7.2%
Average price per arena ticket (in dollars)	$56.84	$66.68	$(9.84)	(14.8)%

Retail, entertainment and other revenues for the three months ended December 31, 2014 compared to the same period in the prior year declined primarily due to lower entertainment and gasoline revenues. The decrease in entertainment revenues resulted from the decline in average price per arena ticket which reflected a decrease in the number of headliner shows held at the Mohegan Sun Arena. The decrease in gasoline revenues was driven by a reduction in the number of gallons of gasoline sold at our patron gasoline and convenience center.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2014	2013	Variance	Percentage Variance
Gaming	$118,427	$128,116	$(9,689)	(7.6)%
Food and beverage	8,790	8,072	718	8.9%
Hotel	3,418	3,657	(239)	(6.5)%
Retail, entertainment and other	11,702	12,443	(741)	(6.0)%
Advertising, general and administrative	38,616	39,165	(549)	(1.4)%
Depreciation and amortization	16,614	15,838	776	4.9%
(Gain) loss on disposition of assets	737	(1)	738	N.M.
Relinquishment liability reassessment	56	—	56	100.0%
Total	$198,360	$207,290	$(8,930)	(4.3)%
_________
N.M. - Not meaningful.

Gaming costs and expenses for the three months ended December 31, 2014 compared to the same period in the prior year declined primarily as a result of continued strategic changes in operations designed to improve profitability and focus on managing expenses and enhancing operating efficiencies resulting in reduced casino marketing and promotional expenses and payroll costs. The reduction in gaming costs and expenses also resulted from lower costs related to coupon and Momentum Dollar redemptions at third-party outlets and Mohegan Sun-owned facilities. These results were partially offset by increased medical benefit costs. Expenses associated with the combined slot win and free promotional slot play contributions totaled $36.5 million and $36.3 million for the three months ended December 31, 2014 and 2013, respectively. Gaming costs and expenses as a percentage of gaming revenues were 55.7% and 61.5% for the three months ended December 31, 2014 and 2013, respectively.
Food and beverage costs and expenses for the three months ended December 31, 2014 compared to the same period in the prior year increased primarily due to higher medical benefit costs, combined with decreased use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the three months ended December 31, 2014 compared to the same period in the prior year declined primarily as a result of lower payroll costs, partially offset by decreased use of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the three months ended December 31, 2014 compared to the same period in the prior year decreased primarily due to lower payroll costs and gasoline cost of goods sold commensurate with the decline in gasoline revenues. The reduction in retail, entertainment and other costs and expenses also resulted from lower direct entertainment costs, partially offset by decreased use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs being allocated to gaming costs and expenses.
Advertising, general and administrative costs and expenses for the three months ended December 31, 2014 compared to the same period in the prior year declined primarily due to our overall focus on managing expenses resulting in reductions in payroll and insurance costs, as well as expenses associated with services provided by the State of Connecticut and other external contractors.

Mohegan Sun Pocono
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2014	2013	Variance	Percentage Variance
Gaming	$65,191	$66,279	$(1,088)	(1.6)%
Food and beverage	6,781	6,738	43	0.6%
Hotel (1)	1,237	441	796	180.5%
Retail, entertainment and other	2,172	1,791	381	21.3%
Gross revenues	75,381	75,249	132	0.2%
Less-Promotional allowances	4,985	4,566	419	9.2%
Net revenues	$70,396	$70,683	$(287)	(0.4)%
 ___________

(1)	Hotel operations commenced on November 15, 2013.
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended December 31,
	2014	2013
Gaming	86.5%	88.1%
Food and beverage	9.0%	9.0%
Hotel	1.6%	0.5%
Retail, entertainment and other	2.9%	2.4%
Total	100.0%	100.0%
Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2014	2013	Variance	Percentage Variance
Food and beverage	$3,882	$4,090	$(208)	(5.1)%
Hotel	446	158	288	182.3%
Retail, entertainment and other	657	318	339	106.6%
Total	$4,985	$4,566	$419	9.2%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended December 31,
	2014	2013	Variance	Percentage Variance
Food and beverage	$2,690	$2,891	$(201)	(7)%
Hotel	729	293	436	148.8%
Retail, entertainment and other	586	357	229	64.1%
Total	$4,005	$3,541	$464	13.1%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2014	2013	Variance	Percentage Variance
Slots:
Handle	$624,062	$625,856	$(1,794)	(0.3)%
Gross revenues	$51,946	$52,949	$(1,003)	(1.9)%
Net revenues	$51,796	$52,908	$(1,112)	(2.1)%
Free promotional slot plays (1)	$10,855	$11,331	$(476)	(4.2)%
Weighted average number of machines (in units)	2,331	2,331	—	—
Hold percentage (gross)	8.3%	8.5%	(0.2)%	(2.4)%
Win per unit per day (gross) (in dollars)	$241	$247	$(6)	(2.4)%
Table games:
Drop	$58,838	$48,408	$10,430	21.5%
Revenues	$10,392	$9,774	$618	6.3%
Weighted average number of games (in units)	72	66	6	9.1%
Hold percentage (2)	17.7%	20.2%	(2.5)%	(12.4)%
Win per unit per day (in dollars)	$1,566	$1,610	$(44)	(2.7)%
Poker:
Revenues	$764	$873	$(109)	(12.5)%
Weighted average number of tables (in units)	18	18	—	—
Revenue per unit per day (in dollars)	$461	$527	$(66)	(12.5)%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months ended December 31, 2014 compared to the same period in the prior year declined primarily as a result of lower slot revenues which we believe continued to be pressured by a sluggish regional economic environment. These results were partially offset by higher table game revenues which benefited from a full period of hotel and convention center operations.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2014	2013	Variance	Percentage Variance
Meals served	165	179	(14)	(7.8)%
Average price per meal served (in dollars)	$18.55	$17.42	$1.13	6.5%
Food and beverage revenues for the three months ended December 31, 2014 compared to the same period in the prior year were relatively flat.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2014	2013	Variance	Percentage Variance
Rooms occupied	20	8	12	150.0%
Occupancy rate	92.2%	81.5%	10.7%	13.1%
Average daily room rate (in dollars)	$58	$55	$3	5.5%
Revenue per available room (in dollars)	$53	$45	$8	17.8%
 ___________
Hotel operations commenced on November 15, 2013.

Hotel revenues for the three months ended December 31, 2014 compared to the same period in the prior year increased as a result of a full period of hotel operations.
Retail, entertainment and other revenues for the three months ended December 31, 2014 compared to the same period in the prior year increased primarily due to higher retail revenues resulting from changes in our promotional programs. The increase in retail, entertainment and other revenues also resulted from additional entertainment revenues driven by our hotel and convention center, which includes a 1,500-seat concert venue.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2014	2013	Variance	Percentage Variance
Gaming	$47,672	$48,186	$(514)	(1.1)%
Food and beverage	2,021	2,027	(6)	(0.3)%
Hotel (1)	1,298	535	763	142.6%
Retail, entertainment and other	542	333	209	62.8%
Advertising, general and administrative	7,199	7,777	(578)	(7.4)%
Depreciation and amortization	3,183	3,086	97	3.1%
Loss on disposition of assets	2	—	2	100.0%
Pre-opening	—	1,162	(1,162)	(100.0)%
Total	$61,917	$63,106	$(1,189)	(1.9)%
 ___________

(1)	Hotel operations commenced on November 15, 2013.
Gaming costs and expenses for the three months ended December 31, 2014 compared to the same period in the prior year declined primarily due to lower Pennsylvania slot machine tax expenses commensurate with the reduction in slot revenues and reduced payroll costs. The reduction in gaming costs and expenses also reflected lower costs related to coupon redemptions at third-party outlets. These results were partially offset by higher costs related to Momentum Dollar redemptions at Mohegan Sun Pocono-owned facilities and third-party outlets. Expenses associated with the Pennsylvania slot machine tax totaled $29.2 million and $29.7 million for the three months ended December 31, 2014 and 2013, respectively. Expenses associated with the Pennsylvania table game tax totaled $1.6 million and $1.5 million for the three months ended December 31, 2014 and 2013, respectively. Gaming costs and expenses as a percentage of gaming revenues were 73.1% and 72.7% for the three months ended December 31, 2014 and 2013, respectively.
Food and beverage costs and expenses for the three months ended December 31, 2014 compared to the same period in the prior year were relatively flat.
Hotel costs and expenses for the three months ended December 31, 2014 compared to the same period in the prior year increased as a result of a full period of hotel operations.
Retail, entertainment and other costs and expenses for the three months ended December 31, 2014 compared to the same period in the prior year increased primarily due to additional costs and expenses necessary to support our 1,500-seat concert venue, including direct entertainment costs. These results were partially offset by increased use of retail, entertainment and other complimentaries, resulting in higher amounts of retail, entertainment and other complimentaries costs being allocated to gaming costs and expenses.
Advertising, general and administrative costs and expenses for the three months ended December 31, 2014 compared to the same period in the prior year declined primarily due to our overall focus on managing expenses including reduced advertising and utility costs.
Pre-opening costs and expenses for the three months ended December 31, 2013 were comprised of personnel costs associated with preparation for the opening of the hotel and convention center.

Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2014	2013	Variance	Percentage Variance
Gross revenues	$1,842	$763	$1,079	141.4%
Less-Promotional allowances	11	24	(13)	(54.2)%
Net revenues	$1,831	$739	$1,092	147.8%
Expenses	$7,699	$9,492	$(1,793)	(18.9)%
Depreciation and amortization	256	194	62	32.0%
Total expenses	$7,955	$9,686	$(1,731)	(17.9)%

Corporate and other revenues for the three months ended December 31, 2014 compared to the same period in the prior year increased primarily as a result of inter-segment lease revenues earned by Downs Lodging, LLC, our wholly-owned unrestricted subsidiary, which developed, financed and built the hotel and convention center located at Mohegan Sun Pocono. All inter-segment revenues are eliminated in consolidation.
Corporate and other expenses for the three months ended December 31, 2014 compared to the same period in the prior year declined primarily due to reduced expenditures associated with our pursuit of a Massachusetts casino license.
Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2014	2013	Variance	Percentage Variance
Accretion of discount to the relinquishment liability (1)	$(227)	$(551)	$324	58.8%
Interest income (2)	1,834	1,644	190	11.6%
Interest expense, net of capitalized interest	(36,255)	(38,969)	2,714	7.0%
Loss on early extinguishment of debt (3)	—	(62,083)	62,083	(100.0)%
Other expense, net (4)	(728)	(704)	(24)	(3.4)%
Total other expense	$(35,376)	$(100,663)	$65,287	64.9%
_________

(1)	Represented accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Primarily represented interest earned on long-term receivables.

(3)	Primarily represented financing fees expensed in connection with our November 2013 refinancing transactions.

(4)	Primarily represented loss from unconsolidated affiliates.
Interest expense for the three months ended December 31, 2014 compared to the same period in the prior year decreased due to lower weighted average interest rate driven by our November 2013 refinancing transactions. Weighted average interest rate was 8.3% for the three months ended December 31, 2014 compared to 9.2% for the three months ended December 31, 2013. Weighted average outstanding debt was $1.75 billion for the three months ended December 31, 2014 compared to $1.73 billion for the three months ended December 31, 2013.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, our operating results for the three months ended December 31, 2014 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2014	2013	Variance	Percentage Variance
Net cash provided by (used in) operating activities	$46,633	$(12,704)	$59,337	N.M.
Net cash used in investing activities	(8,315)	(7,524)	(791)	(10.5)%
Net cash provided by (used in) financing activities	(13,239)	32,206	(45,445)	N.M.
Net increase in cash and cash equivalents	$25,079	$11,978	$13,101	109.4%
_________
N.M. - Not meaningful.
As of December 31, 2014 and September 30, 2014, we held cash and cash equivalents of $74.2 million and $49.1 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts, relinquishment liability reassessments and gains and losses on early extinguishment of debt.
The increase in cash provided by operating activities for the three months ended December 31, 2014 compared to the same period in the prior year resulted from increased net income, partially offset by higher working capital requirements. Cash provided by operating activities for the three months ended December 31, 2013 were negatively impacted by approximately $52.0 million as a result of our November 2013 refinancing transactions, including payments of tender and consent fees.
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

•	unfavorable weather conditions;

•	changes in applicable laws or policies regarding smoking or alcohol service at Mohegan Sun or Mohegan Sun Pocono;

•	an infrastructure or transportation disruption, such as the closure of a major highway near Mohegan Sun or Mohegan Sun Pocono, for an extended period of time; and

•	an act of terrorism on the United States.
The increase in cash used in investing activities for the three months ended December 31, 2014 compared to the same period in the prior year was primarily driven by our investment in the New England Black Wolves professional indoor lacrosse team. The decrease in cash provided by financing activities for the three months ended December 31, 2014 compared to the same period in the prior year primarily resulted from decreased borrowings. Borrowings during the three months ended December 31, 2013 were primarily utilized to fund transaction costs associated with our November 2013 refinancing transactions.
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
The term loan A facility amortizes in equal quarterly installments in an aggregate annual amount equal to 5.0% of the original principal amount for the first year after the closing date, 7.5% of the original principal amount for the second year after the closing date and 10.0% of the original principal amount in each year thereafter, with the balance payable on the maturity date of the term Loan A facility. The term loan B facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount. Amortization of the term loan A facility and term loan B facility began with the first full fiscal quarter after the closing date.

As of December 31, 2014, amounts outstanding under the revolving facility, term loan A facility and term loan B facility totaled $41.0 million, $118.8 million and $722.7 million, respectively. As of December 31, 2014, letters of credit issued under the revolving facility totaled $3.1 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, and after taking into account restrictive financial covenant requirements, we had approximately $49.9 million of borrowing capacity under the revolving facility and line of credit as of December 31, 2014.
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
As of December 31, 2014, the $41.0 million outstanding under the revolving facility was comprised of a $16.0 million base rate loan based on a base rate of 3.25% plus 350 basis points and a $25.0 million Eurodollar rate loan based on a Eurodollar rate of 0.16% plus 450 basis points. The commitment fee was 0.50% as of December 31, 2014. As of December 31, 2014, the $118.8 million outstanding under the term loan A facility was based on a Eurodollar rate of 0.26% plus 450 basis points. As of December 31, 2014, the $722.7 million outstanding under the term loan B facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points.
Our obligations under the senior secured credit facilities are fully and unconditionally guaranteed, jointly and severally, by the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming, or collectively, the guarantors. The senior secured credit facilities are collateralized by a first priority lien on substantially all of our property and assets and those of the guarantors (other than MBC), including the assets that comprise Mohegan Sun Pocono and a leasehold mortgage on the land and improvements that comprise Mohegan Sun (we and the guarantors, other than MBC, are collectively referred to herein as the grantors). The grantors also are required to pledge additional assets as collateral for the senior secured credit facilities as they and future guarantor subsidiaries acquire them.
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

Maximum total leverage ratio covenant, or ratio of total debt to annualized EBITDA, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
December 31, 2014 through June 30, 2015	6.25:1.00
September 30, 2015 and thereafter	6.00:1.00
Maximum secured leverage ratio covenant, or ratio of secured debt to annualized EBITDA, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
December 31, 2014 through June 30, 2015	3.50:1.00
September 30, 2015 through June 30, 2016	3.25:1.00
September 30, 2016 and thereafter	3.00:1.00
Minimum fixed charge coverage ratio covenant, as defined under the senior secured credit facilities:

Fiscal Quarters Ending:
December 31, 2014 and thereafter	1.05:1.00
As of December 31, 2014, we and the Tribe were in compliance with all respective covenant requirements under the senior secured credit facilities.

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
Senior Unsecured Notes
2013 9 3/4% Senior Unsecured Notes
In August 2013, we issued $500.0 million senior unsecured notes with fixed interest payable at a rate of 9.75% per annum, or the 2013 senior unsecured notes. The 2013 senior unsecured notes mature on September 1, 2021. We may redeem the 2013 senior unsecured notes, in whole or in part, at any time prior to September 1, 2016 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest to the date of redemption. On or after September 1, 2016, we may redeem the 2013 senior unsecured notes, in whole or in part, at specified redemption prices, together with accrued interest to the date of redemption. If we experience specific kinds of change of control triggering events, we must offer to repurchase the 2013 senior unsecured notes at a price equal to 101% of the principal amount thereof, plus accrued interest to the purchase date. In addition, if we undertake certain types of asset sales and do not use the related sale proceeds for specified purposes, we may be required to offer to repurchase the 2013 senior unsecured notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2013 senior unsecured notes is payable semi-annually on March 1st and September 1st. On March 11, 2014, we completed an offer to exchange the 2013 senior unsecured notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, with all outstanding notes being exchanged.
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
The 2013 senior unsecured notes indenture contains certain covenants that, subject to certain significant exceptions, limit, among other things, our and the guarantors’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or transfer and sell assets. The 2013 senior unsecured notes indenture includes customary events of default, including, but not limited to, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay certain other indebtedness, the occurrence of which is caused by a failure to pay principal, premium or interest or results in the acceleration of such indebtedness, certain events of bankruptcy and insolvency and certain judgment defaults.
Senior Subordinated Notes
2005 6 7/8% Senior Subordinated Notes
In February 2005, we issued $150.0 million senior subordinated notes with fixed interest payable at a rate of 6.875% per annum, or the 2005 senior subordinated notes. The 2005 senior subordinated notes matured on February 15, 2015.
In March 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2005 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 senior subordinated notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 senior subordinated notes tendered and exchanged was $140.3 million. An aggregate principal amount of $9.7 million 2005 senior subordinated notes remained outstanding as of December 31, 2014. We repaid the outstanding 2005 senior subordinated notes, including accrued interest, at maturity with cash on hand and drawings under the revolving facility.

2012 11% Senior Subordinated Notes
In March 2012, we issued $344.2 million senior subordinated toggle notes with fixed interest payable at a rate of 11% per annum, or the 2012 senior subordinated notes, in exchange for $203.8 million of our then outstanding 2004 7 1/8% senior subordinated notes and $140.3 million of 2005 senior subordinated notes. The 2012 senior subordinated notes mature on September 15, 2018. We may redeem the 2012 senior subordinated notes, in whole or in part, at any time, at a price equal to 100% of the principal amount plus accrued interest. If a change of control occurs, we must offer to repurchase the 2012 senior subordinated notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if we undertake certain types of asset sales or suffer events of loss, and we do not use the related sale or insurance proceeds for specified purposes, we may be required to offer to repurchase the 2012 senior subordinated notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 senior subordinated notes is payable semi-annually on March 15th and September 15th. The initial interest payment on the 2012 senior subordinated notes was payable entirely in cash. For any subsequent interest payment period through March 15, 2018, we may, at our option, elect to pay interest on the 2012 senior subordinated notes either entirely in cash or by paying up to 2% in 2012 senior subordinated notes, or PIK interest. If we elect to pay PIK interest, such election will increase the principal amount of the 2012 senior subordinated notes in an amount equal to the amount of PIK interest for the applicable interest payment period to holders of 2012 senior subordinated notes on the relevant record date.
In August 2013, we repurchased an aggregate principal amount of $69.0 million 2012 senior subordinated notes. An aggregate principal amount of $275.2 million 2012 senior subordinated notes remains outstanding as of December 31, 2014.
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
As of December 31, 2014, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
We or our affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and our liquidity and covenant requirement restrictions, among other factors.
Line of Credit
In November 2013, we entered into a $16.5 million revolving credit facility with Bank of America, N.A., or the line of credit. The line of credit is coterminous with the senior secured credit facilities. Pursuant to provisions of the senior secured credit facilities, under certain circumstances, the line of credit may be converted into loans under the senior secured credit facilities. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. As of December 31, 2014, amounts outstanding under the line of credit totaled $6.0 million. Borrowings under the line of credit are uncollateralized obligations. The line of credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the senior secured credit facilities. As of December 31, 2014, we were in compliance with all covenant requirements under the line of credit.
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
Downs Lodging Credit Facility
In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender, or the Downs Lodging credit facility. The proceeds from the Downs Lodging credit facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun Pocono. The Downs Lodging credit facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging credit facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging credit facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging credit facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of December 31, 2014, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging credit facility.
Capital Expenditures
The following table presents data related to capital expenditures (in millions):

	Capital Expenditures
	Three Months Ended	Remaining Forecasted	Total Forecasted
	December 31, 2014	Fiscal Year 2015	Fiscal Year 2015
Mohegan Sun:
Maintenance	$0.4	$29.6	$30.0
Subtotal	0.4	29.6	30.0
Mohegan Sun Pocono:
Maintenance	0.4	4.6	5.0
Development	0.2	—	0.2
Subtotal	0.6	4.6	5.2
Total	$1.0	$34.2	$35.2
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun Pocono. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun Pocono through a combination of existing cash, cash flows provided by operating activities and draws under our revolving facility.

Interest Expense
The following table presents our interest expense (in thousands, net of capitalized interest):

	For the Three Months Ended December 31,
	2014	2013
Prior bank credit facility	$—	$3,217
Prior term loan facility (1)	—	2,924
Senior secured credit facility - revolving	590	115
Senior secured credit facility - term loan A (1)	1,494	681
Senior secured credit facility - term loan B (1)	10,702	4,965
2009 11 1/2% second lien senior secured notes (1)	—	5
2012 11 1/2% second lien senior secured notes (1)	—	3,285
2013 9 3/4% senior unsecured notes	12,187	12,187
2004 7 1/8% senior subordinated notes	—	377
2005 6 7/8% senior subordinated notes	166	166
2012 11% senior subordinated notes (1)	7,745	7,726
Line of credit	73	51
2009 Mohegan Tribe promissory note	44	88
2012 Mohegan Tribe Minor's Trust promissory note	416	454
2013 Mohegan Tribe promissory note	75	75
Downs Lodging credit facility	1,557	1,694
Capital leases	30	73
Amortization of debt issuance costs	1,176	1,621
Capitalized interest	—	(735)
Total interest expense, net of capitalized interest	$36,255	$38,969
 ___________

(1)	Includes accretion of discount.
Contractual Obligations
There has been no material change from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, relinquishment payments, foreseeable capital expenditure requirements and distributions to the Tribe for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for further details regarding risks relating to our sufficiency of resources. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, and after taking into account restrictive financial covenant requirements, we had approximately $49.9 million of borrowing capacity under the revolving facility and line of credit as of December 31, 2014. Distributions to the Tribe are anticipated to total approximately $50 million for fiscal 2015.
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
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of December 31, 2014, our primary exposure to market risk was interest rate risk associated with our senior secured credit facilities which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the respective facility.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of December 31, 2014 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of December 31, 2014.

	Expected Maturity Date						Total	Fair Value
	2015	2016	2017	2018	2019	Thereafter
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$12,755	$52,733	$11,263	$276,261	$7,828	$500,999	$861,839	$867,421
Average interest rate	7.2%	12.3%	9.2%	11.0%	3.8%	9.7%	10.2%
Variable rate	$18,464	$19,019	$19,800	$831,125	—	—	$888,408	$858,357
Average interest rate (1)	4.8%	5.6%	6.4%	6.8%	—	—	6.0%
_________

(1)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $8.9 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	February 17, 2015	By:	/S/ KEVIN P. BROWN
Kevin P. Brown Chairman and Member, Management Board

Date:	February 17, 2015	By:	/S/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	February 17, 2015	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

4.2
Indenture, dated as of February 8, 2005, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Subsidiary Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 6 7/8% Senior Subordinated Notes Due 2015 (filed as Exhibit 4.28 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the SEC on February 14, 2005 (the “December 2004 Form 10-Q”) and incorporated by reference herein).

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

10.1
First Amendment to the Priority Distribution Agreement, dated as of December 31, 2014, by and between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed herewith).

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

 _____________

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