Form 10-Q
period 2015-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2015-05-15
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$64,549	$49,108
Restricted cash	1,723	675
Receivables, net	27,940	30,640
Inventories	15,175	14,544
Other current assets	18,579	16,997
Total current assets	127,966	111,964
Non-current assets:
Property and equipment, net	1,362,734	1,424,068
Goodwill	39,459	39,459
Other intangible assets, net	406,994	405,109
Other assets, net	94,413	75,360
Total assets	$2,031,566	$2,055,960
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$18,797	$29,308
Current portion of relinquishment liability	—	25,194
Due to Mohegan Tribe	5,250	2,250
Current portion of capital leases	808	793
Trade payables	15,496	24,086
Construction payables	894	5,832
Accrued interest payable	9,876	8,659
Other current liabilities	134,834	127,175
Total current liabilities	185,955	223,297
Non-current liabilities:
Long-term debt, net of current portion	1,681,502	1,675,958
Due to Mohegan Tribe, net of current portion	20,420	23,420
Capital leases, net of current portion	1,937	2,345
Other long-term liabilities	6,891	6,113
Total liabilities	1,896,705	1,931,133
Commitments and Contingencies
Capital:
Retained earnings	134,856	125,058
Mohegan Tribal Gaming Authority capital	134,856	125,058
Non-controlling interests	5	(231)
Total capital	134,861	124,827
Total liabilities and capital	$2,031,566	$2,055,960
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands)
(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Revenues:
Gaming	$275,016	$278,400	$552,750	$553,153
Food and beverage	21,119	22,613	43,790	45,332
Hotel	12,273	11,911	24,499	22,603
Retail, entertainment and other	24,107	26,018	52,406	55,523
Gross revenues	332,515	338,942	673,445	676,611
Less-Promotional allowances	(22,092)	(22,259)	(46,290)	(47,105)
Net revenues	310,423	316,683	627,155	629,506
Operating costs and expenses:
Gaming	155,666	165,739	321,765	342,041
Food and beverage	10,229	10,749	21,040	20,848
Hotel	3,476	4,074	6,979	7,794
Retail, entertainment and other	9,577	11,352	21,821	24,128
Advertising, general and administrative	48,609	47,869	94,424	94,811
Corporate	8,642	10,860	16,281	20,292
Depreciation and amortization	19,564	20,879	39,617	39,997
Loss on disposition of assets	80	53	819	52
Severance	3,370	—	3,370	—
Pre-opening	—	25	—	1,187
Impairment of Project Horizon	2,502	—	2,502	—
Relinquishment liability reassessment	(299)	—	(243)	—
Total operating costs and expenses	261,416	271,600	528,375	551,150
Income from operations	49,007	45,083	98,780	78,356
Other income (expense):
Accretion of discount to the relinquishment liability	—	(551)	(227)	(1,102)
Interest income	1,814	1,602	3,648	3,246
Interest expense, net of capitalized interest	(35,777)	(36,297)	(72,032)	(75,266)
Loss on early extinguishment of debt	—	(192)	—	(62,275)
Other expense, net	(482)	(174)	(1,210)	(878)
Total other expense	(34,445)	(35,612)	(69,821)	(136,275)
Net income (loss)	14,562	9,471	28,959	(57,919)
Loss attributable to non-controlling interests	470	155	839	291
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$15,032	$9,626	$29,798	$(57,628)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, December 31, 2014	$130,299	$129,824	$475
Net income (loss)	14,562	15,032	(470)
Distributions to Mohegan Tribe	(10,000)	(10,000)	—
Balance, March 31, 2015	$134,861	$134,856	$5

Balance, September 30, 2014	$124,827	$125,058	$(231)
Contributions from members	1,075	—	1,075
Net income (loss)	28,959	29,798	(839)
Distributions to Mohegan Tribe	(20,000)	(20,000)	—
Balance, March 31, 2015	$134,861	$134,856	$5

Balance, December 31, 2013	$121,995	$121,982	$13
Net income (loss)	9,471	9,626	(155)
Distributions to Mohegan Tribe	(10,000)	(10,000)	—
Balance, March 31, 2014	$121,466	$121,608	$(142)

Balance, September 30, 2013	$199,385	$199,236	$149
Net loss	(57,919)	(57,628)	(291)
Distributions to Mohegan Tribe	(20,000)	(20,000)	—
Balance, March 31, 2014	$121,466	$121,608	$(142)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	For the Six Months Ended	For the Six Months Ended
	March 31, 2015	March 31, 2014
Cash flows provided by (used in) operating activities:
Net income (loss)	$28,959	$(57,919)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	39,617	39,997
Relinquishment liability reassessment	(243)	—
Accretion of discount to the relinquishment liability	227	1,102
Cash paid for accretion of discount to the relinquishment liability	(778)	(1,794)
Loss on early extinguishment of debt	—	58,479
Payments of tender offer costs and discounts	—	(48,155)
Amortization of debt issuance costs and accretion of bond discounts	3,816	4,301
Provision for losses on receivables	2,076	1,622
Impairment of Project Horizon	2,502	—
Loss on disposition of assets	819	52
Loss from unconsolidated affiliates	1,263	854
Changes in operating assets and liabilities:
(Increase) decrease in receivables	2,443	(3,863)
Increase in inventories	(631)	(1,455)
Increase in other assets	(4,782)	(5,206)
Increase (decrease) in trade payables	(8,446)	287
Increase (decrease) in accrued interest	1,217	(13,021)
Increase in other liabilities	7,990	13,680
Net cash flows provided by (used in) operating activities	76,049	(11,039)
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including decreases in construction payables of $4,938 and $5,912, respectively	(7,742)	(22,345)
Issuance of third-party loans and advances	(1,135)	(1,026)
Payments received on third-party loans	77	569
(Increase) decrease in restricted cash, net	(1,710)	12,078
Proceeds from asset sales	1,558	36
Payment of escrow deposit	—	(3,356)
Investments in the New England Black Wolves	(500)	—
Investments in unconsolidated affiliates	—	(29)
Net cash flows used in investing activities	(9,452)	(14,073)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility repayments - Term	—	(393,000)
Prior Term Loan Facility repayments, net of discount	—	(222,103)
Senior Secured Credit Facility borrowings - Revolving	212,000	130,000
Senior Secured Credit Facility repayments - Revolving	(199,000)	(91,000)
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	—	124,343
Senior Secured Credit Facility repayments - Term Loan A	(3,125)	(1,563)
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	—	720,952
Senior Secured Credit Facility repayments - Term Loan B	(3,650)	(1,825)
Line of Credit borrowings	221,831	156,992
Line of Credit repayments	(224,459)	(150,453)
Repayments to Mohegan Tribe	—	(2,750)
Repayments of other long-term debt	(9,826)	(191,010)
Principal portion of relinquishment liability payments	(24,400)	(23,457)
Distributions to Mohegan Tribe	(20,000)	(20,000)
Payments of financing fees	—	(12,629)
Payments on capital lease obligations	(527)	(1,128)
Net cash flows provided by (used in) financing activities	(51,156)	21,369
Net increase (decrease) in cash and cash equivalents	15,441	(3,743)
Cash and cash equivalents at beginning of period	49,108	63,624
Cash and cash equivalents at end of period	$64,549	$59,881
Supplemental disclosure:
Cash paid during the period for interest	$66,147	$83,806
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—ORGANIZATION:
The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe” or the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Tribe is a federally-recognized Indian tribe with an approximately 544-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut entered into a compact (the “Mohegan Compact”), which was approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. In October 1996, the Authority opened Mohegan Sun, a gaming and entertainment complex situated on an approximately 185-acre site on the Tribe's reservation. The Authority is governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in the Authority's Management Board.
As of March 31, 2015, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Lacrosse, LLC (“Mohegan Lacrosse”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”), MTGA Gaming, LLC (“MTGA Gaming”), Downs Lodging, LLC ("Downs Lodging") and Mohegan Gaming Advisors, LLC ("Mohegan Gaming Advisors").
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
MCV-PA holds a 0.01% general partnership interest in each of Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P. (collectively, along with MCV-PA, the “Pocono Subsidiaries”), while the Authority holds the remaining 99.99% limited partnership interest in each entity. Downs Racing, L.P. (“Downs Racing”) owns and operates Mohegan Sun Pocono, a gaming and entertainment facility situated on an approximately 400-acre site in Plains Township, Pennsylvania, and several off-track wagering facilities located elsewhere in Pennsylvania (collectively, the “Pennsylvania Facilities”). The Authority views Mohegan Sun and the Pennsylvania Facilities as two separate operating segments.
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
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, the Authority's operating results for the three months and six months ended March 31, 2015 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Long-Term Receivables
Long-term receivables consist primarily of receivables from affiliates and others and were primarily included in other assets, net, in the accompanying condensed consolidated balance sheets. The following table presents a reconciliation of long-term receivables, including current portions, and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Others	Total
Balance, December 31, 2014 (1)	$69,048	$2,595	$71,643
Additions:
Issuance of affiliate advances and other loans, including interest receivable	2,568	34	2,602
Cowlitz Project land value transfer (2)	19,951	—	19,951
Deductions:
Payments received	—	(39)	(39)
Balance, March 31, 2015 (1)	$91,567	$2,590	$94,157

Balance, September 30, 2014 (1)	$66,596	$2,612	$69,208
Additions:
Issuance of affiliate advances and other loans, including interest receivable	5,020	55	5,075
Cowlitz Project land value transfer (2)	19,951	—	19,951
Deductions:
Payments received	—	(77)	(77)
Balance, March 31, 2015 (1)	$91,567	$2,590	$94,157
__________

(1)
Includes interest receivable of $39.3 million, $37.5 million and $35.7 million as of March 31, 2015, December 31, 2014 and September 30, 2014, respectively. The WTG receivables no longer accrue interest pursuant to a release and reimbursement agreement entered into in September 2010.

(2)	Relates to the transfer of land for the proposed Cowlitz Project site between Salishan-Mohegan and the Cowlitz Tribe (refer to Note 7).

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Others	Total
Balance, December 31, 2014	$27,569	$802	$28,371
Additions:
Charges to bad debt expense	988	22	1,010
Deductions:
Adjustments	—	(3)	(3)
Balance, March 31, 2015	$28,557	$821	$29,378

Balance, September 30, 2014	$26,833	$796	$27,629
Additions:
Charges to bad debt expense	1,724	30	1,754
Deductions:
Adjustments	—	(5)	(5)
Balance, March 31, 2015	$28,557	$821	$29,378
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
The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes and certain credit facilities approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	March 31, 2015
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$50,000	$48,813
Senior Secured Credit Facility - Term Loan A	$115,960	$114,078
Senior Secured Credit Facility - Term Loan B	$713,569	$714,567
2013 9 3/4% Senior Unsecured Notes	$500,000	$532,500
2012 11% Senior Subordinated Notes	$272,044	$274,502
The estimated fair values of the Authority's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about March 31, 2015.
Impairment of Project Horizon
In September 2008, the Authority suspended certain elements of its Project Horizon expansion due to a slowdown in business volumes and uncertainties in the financial markets. Costs incurred on the suspended elements related to excavation and foundation work for a planned podium and new hotel tower, as well as professional fees for design and architectural work. During its fourth quarter ended September 30, 2010, the Authority re-evaluated its plans with respect to the development of the new hotel element of the project, and based on a modified plan, which encompassed a smaller hotel to be located closer to the existing hotel, determined that certain assets related to the suspended elements did not have any future benefit to the Authority. Accordingly, in fiscal 2010, the Authority recorded a related $58.1 million impairment charge. During its fourth quarter ended September 30, 2014, the Authority further re-evaluated its modified plan, which included a hotel to be developed and owned by an instrumentality of the Tribe, as well as a third-party developed and owned retail center, and, based on new design plans, including the final location of the planned hotel, determined that certain design and earthwork related assets did not have any future benefit to the Authority. Accordingly, in fiscal 2014, the Authority recorded an additional $5.0 million impairment charge.
In March 2015, the Mohegan Tribal Finance Authority (“MTFA”), a wholly-owned instrumentality of the Tribe, agreed to develop the planned hotel. The Authority received approximately $1.3 million as payment for the carrying value of the remaining hotel related assets which were transferred to MTFA. Concurrent with this transaction, the Authority re-evaluated the planned third-party developed and owned retail center, including master planning costs, and determined that these elements of the project were no longer feasible at this time. Accordingly, the Authority determined that the related assets did not have any future benefit, and, during its second quarter ended March 31, 2015, the Authority recognized a related $2.5 million impairment charge, which was recorded in the accompanying condensed consolidated statements of income for the three months and six months ended March 31, 2015. As of March 31, 2015, there were no assets remaining related to the suspended elements of Project Horizon.
New Accounting Standards
In May 2014, the FASB issued an accounting standard update on revenue recognition that will be applied to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be required to be applied on a retrospective basis, using one of two methodologies, and will be effective for annual reporting periods beginning after December 15, 2016, with early application not being permitted. However, in April 2015, the FASB issued proposed guidance that would defer the effective date by one year. The Authority is currently evaluating the impact that this guidance will have on its financial position and results of operations.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

In February 2015, the FASB issued an accounting standards update which amends existing requirements applicable to reporting entities that are required to evaluate whether certain legal entities should be consolidated. This guidance will be required to be applied either on a retrospective or modified retrospective basis and will be effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods thereafter, with early application permitted. The Authority is currently evaluating the impact that this guidance will have on its financial position and results of operations.
In April 2015, the FASB issued an accounting standard update to clarify the required presentation of debt issuance costs. The update requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability rather than as an asset. This guidance will be required to be applied on a retrospective basis and will be effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods thereafter, with early application permitted. The Authority is currently evaluating the impact that this guidance will have on its financial position and results of operations.
NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	March 31, 2015	September 30, 2014
Senior Secured Credit Facility - Revolving, due June 2018	$50,000	$37,000
Senior Secured Credit Facility - Term Loan A, due June 2018, net of discount of $446 and $523, respectively	115,960	119,789
Senior Secured Credit Facility - Term Loan B, due June 2018, net of discount of $7,306 and $8,337, respectively	713,569	716,188
2013 9 3/4% Senior Unsecured Notes, due September 2021	500,000	500,000
2005 6 7/8% Senior Subordinated Notes, due February 2015	—	9,654
2012 11 % Senior Subordinated Notes, due September 2018, net of discount of $3,146 and $3,506, respectively	272,044	271,684
Line of Credit	413	3,041
2009 Mohegan Tribe Promissory Note, due September 2015	1,750	1,750
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2017	16,500	16,500
2013 Mohegan Tribe Promissory Note, due December 2018	7,420	7,420
Downs Lodging Credit Facility, due July 2016	45,000	45,000
Other	3,313	2,910
Long-term debt, excluding capital leases	1,725,969	1,730,936
Less: current portion of long-term debt	(24,047)	(31,558)
Long-term debt, net of current portion	$1,701,922	$1,699,378
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
As of March 31, 2015, amounts outstanding under the Revolving Facility, Term Loan A Facility and Term Loan B Facility totaled $50.0 million, $116.4 million and $720.9 million, respectively. As of March 31, 2015, letters of credit issued under the Revolving Facility totaled $3.0 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Revolving Facility, and after taking into account restrictive financial covenant requirements, the Authority had approximately $46.6 million of borrowing capacity under its Revolving Facility and Line of Credit as of March 31, 2015.

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
As of March 31, 2015, the $50.0 million outstanding under the Revolving Facility was comprised of a $9.0 million base rate loan based on a base rate of 3.25% plus 325 basis points and $41.0 million in Eurodollar rate loans based on a Eurodollar rate of 0.18% plus 425 basis points. The commitment fee was 0.50% as of March 31, 2015. As of March 31, 2015, the $116.4 million outstanding under the Term Loan A Facility was based on a Eurodollar rate of 0.28% plus 425 basis points. As of March 31, 2015, the $720.9 million outstanding under the Term Loan B Facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points. As of March 31, 2015 and September 30, 2014, accrued interest, including commitment fees, on the Senior Secured Credit Facilities was $230,000 and $212,000, respectively.
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
As of March 31, 2015, the Authority and the Tribe were in compliance with all respective covenant requirements under the Senior Secured Credit Facilities.
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
Senior Unsecured Notes
2013 9 3/4% Senior Unsecured Notes
In August 2013, the Authority issued $500.0 million Senior Unsecured Notes with fixed interest payable at a rate of 9.75% per annum (the “2013 Senior Unsecured Notes”). The 2013 Senior Unsecured Notes mature on September 1, 2021. The Authority may redeem the 2013 Senior Unsecured Notes, in whole or in part, at any time prior to September 1, 2016 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest to the date of redemption. On or after September 1, 2016, the Authority may redeem the 2013 Senior Unsecured Notes, in whole or in part, at specified redemption prices, together

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

with accrued interest to the date of redemption. If the Authority experiences specific kinds of change of control triggering events, the Authority must offer to repurchase the 2013 Senior Unsecured Notes at a price equal to 101% of the principal amount thereof, plus accrued interest to the purchase date. In addition, if the Authority undertakes certain types of asset sales and does not use the related sale proceeds for specified purposes, the Authority may be required to offer to repurchase the 2013 Senior Unsecured Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2013 Senior Unsecured Notes is payable semi-annually on March 1st and September 1st. On March 11, 2014, the Authority completed an offer to exchange the 2013 Senior Unsecured Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, with all outstanding notes being exchanged. As of March 31, 2015 and September 30, 2014, accrued interest on the 2013 Senior Unsecured Notes was $4.1 million.
The 2013 Senior Unsecured Notes are uncollateralized general obligations of the Authority and are effectively subordinated to all of the Authority’s and the Guarantors' and future guarantor subsidiaries' senior secured indebtedness, including the Senior Secured Credit Facilities, to the extent of the value of the collateral securing such indebtedness. The 2013 Senior Unsecured Notes also are effectively subordinated to any indebtedness and other liabilities (including trade payables) of the Authority’s subsidiaries that do not guarantee the 2013 Senior Unsecured Notes. The 2013 Senior Unsecured Notes rank equally in right of payment with the Authority’s other unsecured, unsubordinated indebtedness, including trade payables. The 2013 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.
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
Senior Subordinated Notes
2005 6 7/8% Senior Subordinated Notes
In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”). In March 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Subordinated Notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 Senior Subordinated Notes tendered and exchanged was $140.3 million. Subsequent to the Authority's March 2012 private exchange offer, $9.7 million of the 2005 Senior Subordinated Notes remained outstanding, which amount, including accrued interest, was repaid at maturity on February 15, 2015 with cash on hand and drawings under the Revolving Facility. As of September 30, 2014, accrued interest on the 2005 Senior Subordinated Notes was $83,000.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

In August 2013, the Authority repurchased an aggregate principal amount of $69.0 million 2012 Senior Subordinated Notes. An aggregate principal amount of $275.2 million 2012 Senior Subordinated Notes remains outstanding as of March 31, 2015. As of March 31, 2015 and September 30, 2014, accrued interest on the 2012 Senior Subordinated Notes was $1.3 million.
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
As of March 31, 2015, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and the Authority's liquidity and covenant requirement restrictions, among other factors.
Line of Credit
In November 2013, the Authority entered into a $16.5 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. As of March 31, 2015, amounts outstanding under the Line of Credit totaled $413,000. Borrowings under the Line of Credit are uncollateralized obligations. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facilities. As of March 31, 2015, the Authority was in compliance with all covenant requirements under the Line of Credit. As of March 31, 2015 and September 30, 2014, accrued interest on the Line of Credit was $22,000 and $23,000, respectively.
2009 Mohegan Tribe Promissory Note
In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “2009 Mohegan Tribe Promissory Note”). The 2009 Mohegan Tribe Promissory Note was amended in June 2014 to extend the maturity date to September 30, 2015. The 2009 Mohegan Tribe Promissory Note accrues interest at an annual rate of 10.0%. As amended, accrued interest is payable as follows: (i) $1.2 million per quarter, commencing December 31, 2013 through March 31, 2014 and (ii) $1.3 million on June 30, 2015, with the balance of accrued and unpaid interest due at maturity. As amended, principal outstanding under the 2009 Mohegan Tribe Promissory Note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 through September 30, 2013, (ii) $875,000 per quarter, commencing December 31, 2013 through March 31, 2014, (iii) $875,000 on June 30, 2015 and (iv) $875,000 at maturity. As of March 31, 2015 and September 30, 2014, accrued interest on the Mohegan Tribe Promissory Note was $2.6 million and $2.5 million, respectively.
2012 Mohegan Tribe Minor's Trust Promissory Note
In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan (the “2012 Mohegan Tribe Minor's Trust Promissory Note”). The 2012 Mohegan Tribe Minor's Trust Promissory Note was amended in June 2014 to extend the maturity date to March 31, 2017. The 2012 Mohegan Tribe Minor's Trust Promissory Note accrues interest at an annual rate of 10.0%. As amended, accrued interest is payable as follows: (i) quarterly, commencing June 30, 2012 through March 31, 2014, (ii) on July 1, 2014 on the unpaid balance for the period April 1, 2014 through June 30, 2014, (iii) $800,000 per quarter, commencing September 30, 2015 through March 31, 2016 and

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(iv) quarterly, thereafter on the unpaid balance. As amended, principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 through March 31, 2014, (ii) $500,000 on July 1, 2014 and September 30, 2015, (iii) $1.5 million per quarter, commencing December 31, 2015 through September 30, 2016 and (iv) $10.0 million at maturity. As of March 31, 2015 and September 30, 2014, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $1.2 million and $416,000, respectively.
2013 Mohegan Tribe Promissory Note
In March 2013, MG&H purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a promissory note in the principal amount of $7.4 million (the “2013 Mohegan Tribe Promissory Note”). The 2013 Mohegan Tribe Promissory Note matures on December 31, 2018. The 2013 Mohegan Tribe Promissory Note accrues interest at an annual rate of 4.0% payable quarterly. As of March 31, 2015 and September 30, 2014, accrued interest on the 2013 Mohegan Tribe Promissory Note was $1,000.
Downs Lodging Credit Facility
In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary of the Authority, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender (the “Downs Lodging Credit Facility”). The proceeds from the Downs Lodging Credit Facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun Pocono. The Downs Lodging Credit Facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging Credit Facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging Credit Facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging Credit Facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of March 31, 2015, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging Credit Facility. As of March 31, 2015, accrued interest on the Downs Lodging Credit Facility was $375,000. As of September 30, 2014, there was no accrued interest on the Downs Lodging Credit Facility.

NOTE 4—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $10.0 million and $20.0 million for each of the three months and six months ended March 31, 2015 and 2014, respectively.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services totaling $7.1 million and $7.3 million for the three months ended March 31, 2015 and 2014, respectively, and $14.2 million and $14.3 million for the six months ended March 31, 2015 and 2014, respectively.
The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $5.1 million and $6.3 million for the three months ended March 31, 2015 and 2014, respectively, and $9.4 million and $10.8 million for the six months ended March 31, 2015 and 2014, respectively.
The Authority incurred interest expense associated with borrowings from the Mohegan Tribe totaling $523,000 and $569,000 for the three months ended March 31, 2015 and 2014, respectively, and $1.1 million and $1.2 million for the six months ended March 31, 2015 and 2014, respectively.
The Authority leases the land on which Mohegan Sun is located from the Tribe under a long-term lease agreement. On February 27, 2015, the Authority entered into a fourth amendment to the land lease pursuant to which it released from the land lease an approximately 1.2-acre site to be used by the Tribe to finance, develop and own, through MTFA, an approximately 400-room hotel and related improvements. In connection with this transaction, effective March 5, 2015, the Authority entered into a sublease agreement with MTFA to sublease the site and the completed hotel and related improvements for the purpose of operating the hotel on a triple net basis for a term of 28 years and 4 months, commencing upon the completion of the project. Rental payments under the sublease agreement also will commence upon the completion of the project. Completion and opening of the project is anticipated to occur in the fall of 2016. The Authority classified the sublease as an operating lease for financial reporting purposes in accordance with authoritative guidance issued by the FASB pertaining to the accounting for leases.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Minimum future rental expense that the Authority expects to incur under the sublease agreement is as follows (in thousands):

	Fiscal Years Ending September 30,
	2015	2016	2017	2018	2019	Thereafter	Total
Minimum future rental expense	$—	$—	$6,327	$6,908	$7,011	$224,682	$244,928

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
The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $34.3 million and $34.7 million for the three months ended March 31, 2015 and 2014, respectively, and $70.8 million and $71.0 million for the six months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and September 30, 2014, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $12.8 million and $11.6 million, respectively.
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

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $28.4 million and $30.6 million for the three months ended March 31, 2015 and 2014, respectively, and $57.6 million and $60.4 million for the six months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and September 30, 2014, outstanding Pennsylvania Slot Machine Tax payments totaled $1.9 million and $4.6 million, respectively.
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
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.8 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively, and $3.4 million and $3.0 million for the six months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and September 30, 2014, outstanding Pennsylvania Table Game Tax payments totaled $198,000 and $156,000, respectively.
Pennsylvania Regulatory Fee
Slot machine licensees in the Commonwealth of Pennsylvania are required to reimburse state gaming regulatory agencies for various administrative and operating expenses (“Pennsylvania Regulatory Fee”) at a rate of 1.5% of gross revenues from slot machines and table games.
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $1.1 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively, and $2.2 million and $2.3 million for the six months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and September 30, 2014, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $171,000 and $147,000, respectively.
Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which also are to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 12 of the 14 authorized gaming facilities have commenced operations. As of March 31, 2015, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee.
The Authority reflected expenses associated with this repayment schedule totaling $156,000 and $160,000 for the three months ended March 31, 2015 and 2014, respectively, and $313,000 and $320,000 for the six months ended March 31, 2015 and 2014, respectively.
Horsemen’s Agreement
Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2015. As of March 31, 2015 and September 30, 2014, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $6.7 million and $8.1 million, respectively.
Priority Distribution Agreement
In August 2001, the Authority and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which stipulates that the Authority must make monthly payments to the Tribe to the extent of the Authority's Net Cash Flow as defined under the Priority Distribution Agreement. The Priority Distribution Agreement was amended as of December 31, 2014. As amended, the Priority Distribution Agreement, which has a perpetual term, limits the minimum aggregate priority distribution payments in each calendar year to $40.0 million. Payments under the Priority Distribution Agreement: (1) do not reduce the Authority's obligations to reimburse the Tribe for governmental and administrative services provided by the Tribe or to make payments under any other agreements with the Tribe, (2) are limited obligations of the Authority and are payable only to the extent of the Authority's Net Cash Flow as defined under the Priority Distribution Agreement and (3) are not secured by a lien or encumbrance on any of the Authority's assets or properties.

The Authority reflected payments associated with the Priority Distribution Agreement totaling $6.6 million and $4.9 million for the three months ended March 31, 2015 and 2014, respectively, and $11.5 million and $9.7 million for the six months ended March 31, 2015 and 2014, respectively.

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

NOTE 6—RELINQUISHMENT AGREEMENT:
In February 1998, the Authority and Trading Cove Associates (“TCA”) entered into a relinquishment agreement (the “Relinquishment Agreement”). Effective January 1, 2000, the Relinquishment Agreement superseded a then-existing management agreement with TCA requiring, among other things, that the Authority make certain payments to TCA out of, and determined as a percentage of, Revenues, as defined under the Relinquishment Agreement, generated by Mohegan Sun over a 15-year period. The Authority, in accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, recorded a $549.1 million relinquishment liability at September 30, 1998 based on the estimated present value of its obligations under the Relinquishment Agreement. The Relinquishment Agreement expired on December 31, 2014. As of March 31, 2015, no amount was outstanding under the Relinquishment Agreement. As of September 30, 2014, the carrying amount of the relinquishment liability was $25.2 million. The decrease in the relinquishment liability during the six months ended March 31, 2015 was due to $25.2 million in relinquishment payments and a $243,000 relinquishment liability reassessment credit. This reduction in the relinquishment liability was offset by $227,000 representing the accretion of discount to the relinquishment liability.
Relinquishment payments consisted of the following (in millions):

	For the Six Months Ended
	March 31, 2015	March 31, 2014
Principal	$24.4	$23.5
Accretion of discount	0.8	1.8
Total	$25.2	$25.3
The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of March 31, 2015, no relinquishment payment was earned but unpaid. As of September 30, 2014, relinquishment payments earned but unpaid were $13.2 million.

NOTE 7—COWLITZ PROJECT:
In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time. Under the terms of the development agreement, Salishan-Mohegan will assist in securing financing, as well as administer and oversee the planning, designing, development, construction and furnishing of the proposed casino. The development agreement provides for development fees of 3% of total project costs, as defined under the development agreement. Under the terms of Salishan-Mohegan's operating agreement, development fees will be distributed to Mohegan Ventures-NW. In 2006, pursuant to the development agreement, Salishan-Mohegan purchased an approximately 152-acre site for the proposed casino.
Under the terms of the management agreement, Salishan-Mohegan will manage, operate and maintain the proposed casino for a period of seven years following its opening. The management agreement provides for management fees of 24% of net revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Under the terms of Salishan-Mohegan’s operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interests. The management agreement is subject to approval by the National Indian Gaming Commission. On August 7, 2014, the Cowlitz Tribe’s Class III Tribal-State gaming compact with the State of Washington became effective with notice of federal approval published in the Federal Register. According to the notice, the compact allows for two gaming facilities, allocates 975 gaming machines for leasing, authorizes the operation of up to 3,000 gaming machines and 125 table games, and is in effect until terminated by written agreement of both parties.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

In March 2013, two lawsuits challenging a December 2010 decision of the Assistant Secretary - Indian Affairs of the Department of the Interior to take the Cowlitz Project site into trust were dismissed on procedural grounds. In April 2013, pursuant to judicial directive, the Department of the Interior issued a new Record of Decision to take the Cowlitz Project site into trust, determining for a second time that the site will serve as the initial reservation of the Cowlitz Tribe and that the tribe may conduct gaming on such lands under the Indian Gaming Regulatory Act. In June 2013, the plaintiffs in the earlier litigation filed two new lawsuits challenging the new Record of Decision, and, in July 2013, those lawsuits were consolidated. By Notice of Trust Acquisition filed with the court on October 22, 2014, while motions for summary judgment filed by the plaintiffs and the defendants were pending, the federal defendants provided the court notice of the United States Department of the Interior’s planned trust acquisition of the Cowlitz Project site, which was the subject of the litigation, on the earlier of: (1) January 21, 2015 and (2) 30 days after a court order granting summary judgment in favor of the federal defendants. On December 12, 2014, a U.S. District Court for the District of Columbia judge entered an order granting summary judgment in favor of the federal defendants, thereby upholding the Record of Decision and denying the federal plaintiffs’ motion. In December 2014 and February 2015, the plaintiffs filed separate appeals to the Court of Appeals for the District of Columbia Circuit. In February 2015, those appeals were consolidated by the Court of Appeals.
On March 10, 2015, the Cowlitz Project site was taken into trust by the United States Department of the Interior for the benefit of the Cowlitz Tribe. In connection with this event, the Cowlitz Tribe leased a substantial portion of the Cowlitz Project site back to Salishan-Mohegan for a nominal rental fee. The initial term of the lease is 25 years with an option to extend the term for two additional 25-year periods. Under the lease, upon financing of the Cowlitz Project, Salishan-Mohegan shall assign the lease to the Cowlitz Tribe. If the Cowlitz Project does not proceed due to a final court determination that the site is not eligible for gaming, upon payment of certain consideration, the Cowlitz Tribe may purchase the leasehold interest in the premises and terminate the lease.
The carrying value of the land totaling approximately $20.0 million, which was included in property and equipment, net, in the accompanying condensed consolidated balance sheet as of September 30, 2014, was transferred to the Cowlitz Tribe at the time the site was taken into trust. This transfer resulted in an additional long-term receivable due from the Cowlitz Tribe as permitted under the development agreement, and was included in other assets, net, in the accompanying condensed consolidated balance sheet as of March 31, 2015.
Development of the Cowlitz Project remains subject to certain remaining governmental and regulatory approvals and agreements. The Authority can provide no assurance that the remaining steps and conditions for the Cowlitz Project site to be approved for gaming will be satisfied or that necessary financing for the development of the proposed casino will be obtained. Furthermore, the Authority can provide no assurance as to the outcome of the pending federal court appeal or any future litigation relating to the Cowlitz Project. Please refer to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and its other reports and filings with the SEC for further information and details regarding the Cowlitz Project.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 8—SEGMENT REPORTING:
As of March 31, 2015, the Authority owns and operates, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise and the Mohegan Sun Golf Club, and has partnered with an unrelated third-party to own and operate the New England Black Wolves franchise (collectively, the “Connecticut Facilities”), and the Pennsylvania Facilities. Substantially all of the Authority's revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Authority has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities. The Authority's operations related to investments in unconsolidated affiliates and certain other Corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.

	For the Three Months Ended		For the Six Months Ended
(in thousands)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net revenues:
Mohegan Sun	$240,285	$243,478	$486,063	$485,411
Mohegan Sun Pocono	70,128	72,986	140,524	143,669
Corporate and other	1,283	1,492	3,114	2,231
Inter-segment revenues	(1,273)	(1,273)	(2,546)	(1,805)
Total	$310,423	$316,683	$627,155	$629,506
Income (loss) from operations:
Mohegan Sun	$46,598	$45,728	$94,016	$80,371
Mohegan Sun Pocono	10,102	9,042	18,581	16,619
Corporate and other	(7,693)	(9,687)	(13,817)	(18,634)
Total	49,007	45,083	98,780	78,356
Accretion of discount to the relinquishment liability	—	(551)	(227)	(1,102)
Interest income	1,814	1,602	3,648	3,246
Interest expense, net of capitalized interest	(35,777)	(36,297)	(72,032)	(75,266)
Loss on early extinguishment of debt	—	(192)	—	(62,275)
Other expense, net	(482)	(174)	(1,210)	(878)
Net income (loss)	14,562	9,471	28,959	(57,919)
Loss attributable to non-controlling interests	470	155	839	291
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$15,032	$9,626	$29,798	$(57,628)

	For the Six Months Ended
(in thousands)	March 31, 2015	March 31, 2014
Capital expenditures incurred:
Mohegan Sun	$1,830	$8,218
Mohegan Sun Pocono	901	1,994
Corporate and other	73	8,949
Total	$2,804	$19,161

(in thousands)	March 31, 2015	September 30, 2014
Total assets:
Mohegan Sun	$1,345,348	$1,368,352
Mohegan Sun Pocono	550,908	551,655
Corporate and other	135,310	135,953
Total	$2,031,566	$2,055,960

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 9—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:
As of March 31, 2015, substantially all of the Authority's outstanding debt is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. Separate financial statements and other disclosures concerning the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 8 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor subsidiaries and entities as of March 31, 2015 and September 30, 2014 and for the three months and six months ended March 31, 2015 and 2014 is as follows (in thousands):

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$46,244	$16,758	$1,547	$—	$64,549
Restricted cash	60	1,663	—	—	1,723
Receivables, net	24,105	3,118	1,945	(1,228)	27,940
Inventories	13,866	1,309	—	—	15,175
Other current assets	17,110	1,385	84	—	18,579
Total current assets	101,385	24,233	3,576	(1,228)	127,966
Non-current assets:
Property and equipment, net	1,107,165	216,394	39,175	—	1,362,734
Goodwill	—	39,459	—	—	39,459
Other intangible assets, net	120,337	284,567	2,090	—	406,994
Other assets, net	25,799	3,981	70,645	(6,012)	94,413
Inter-company receivables	246,754	79,439	—	(326,193)	—
Investment in subsidiaries	316,320	—	—	(316,320)	—
Total assets	$1,917,760	$648,073	$115,486	$(649,753)	$2,031,566
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$18,178	$—	$619	$—	$18,797
Due to Mohegan Tribe	—	—	5,250	—	5,250
Current portion of capital leases	808	47	—	(47)	808
Trade payables	13,675	1,796	25	—	15,496
Construction payables	764	7	123	—	894
Accrued interest payable	5,659	—	4,217	—	9,876
Other current liabilities	103,169	30,286	2,560	(1,181)	134,834
Total current liabilities	142,253	32,136	12,794	(1,228)	185,955
Non-current liabilities:
Long-term debt, net of current portion	1,636,177	—	45,325	—	1,681,502
Due to Mohegan Tribe, net of current portion	—	—	20,420	—	20,420
Capital leases, net of current portion	1,937	5,816	—	(5,816)	1,937
Other long-term liabilities	2,221	—	4,670	—	6,891
Inter-company payables	—	241,124	85,069	(326,193)	—
Accumulated losses in excess of investment in subsidiaries	—	36,621	—	(36,621)	—
Total liabilities	1,782,588	315,697	168,278	(369,858)	1,896,705
Capital:
Retained earnings	135,172	332,376	(53,407)	(279,285)	134,856
Mohegan Tribal Gaming Authority capital	135,172	332,376	(53,407)	(279,285)	134,856
Non-controlling interests	—	—	615	(610)	5
Total capital	135,172	332,376	(52,792)	(279,895)	134,861
Total liabilities and capital	$1,917,760	$648,073	$115,486	$(649,753)	$2,031,566
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
(1)   Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)

	For the Three Months Ended March 31, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$210,035	$64,981	$—	$—	$275,016
Food and beverage	14,504	6,523	92	—	21,119
Hotel	10,930	1,343	—	—	12,273
Retail, entertainment and other	21,245	2,089	2,046	(1,273)	24,107
Gross revenues	256,714	74,936	2,138	(1,273)	332,515
Less-Promotional allowances	(16,947)	(4,807)	—	(338)	(22,092)
Net revenues	239,767	70,129	2,138	(1,611)	310,423
Operating costs and expenses:
Gaming	109,633	46,033	—	—	155,666
Food and beverage	8,481	1,748	—	—	10,229
Hotel	3,313	1,376	—	(1,213)	3,476
Retail, entertainment and other	8,063	666	1,186	(338)	9,577
Advertising, general and administrative	40,653	8,118	2,829	(2,991)	48,609
Corporate	5,711	—	—	2,931	8,642
Depreciation and amortization	15,962	3,280	322	—	19,564
Loss on disposition of assets	80	—	—	—	80
Severance	3,244	126	—	—	3,370
Impairment of Project Horizon	2,502	—	—	—	2,502
Relinquishment liability reassessment	(299)	—	—	—	(299)
Total operating costs and expenses	197,343	61,347	4,337	(1,611)	261,416
Income (loss) from operations	42,424	8,782	(2,199)	—	49,007
Other income (expense):
Interest income	10	1,530	1,923	(1,649)	1,814
Interest expense, net of capitalized interest	(23,671)	(9,993)	(3,762)	1,649	(35,777)
Loss on interests in subsidiaries	(3,775)	(1,778)	—	5,553	—
Other income (expense), net	44	—	(526)	—	(482)
Total other expense	(27,392)	(10,241)	(2,365)	5,553	(34,445)
Net income (loss)	15,032	(1,459)	(4,564)	5,553	14,562
Loss attributable to non-controlling interests	—	—	209	261	470
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$15,032	$(1,459)	$(4,355)	$5,814	$15,032
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Six Months Ended March 31, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$422,578	$130,172	$—	$—	$552,750
Food and beverage	30,330	13,368	92	—	43,790
Hotel	21,919	2,580	—	—	24,499
Retail, entertainment and other	46,613	4,451	3,888	(2,546)	52,406
Gross revenues	521,440	150,571	3,980	(2,546)	673,445
Less-Promotional allowances	(36,150)	(9,797)	(3)	(340)	(46,290)
Net revenues	485,290	140,774	3,977	(2,886)	627,155
Operating costs and expenses:
Gaming	228,060	93,705	—	—	321,765
Food and beverage	17,210	3,830	—	—	21,040
Hotel	6,731	2,674	—	(2,426)	6,979
Retail, entertainment and other	18,847	1,626	1,688	(340)	21,821
Advertising, general and administrative	78,741	15,889	6,993	(7,199)	94,424
Corporate	9,202	—	—	7,079	16,281
Depreciation and amortization	32,243	6,807	567	—	39,617
Loss on disposition of assets	817	2	—	—	819
Severance	3,244	126	—	—	3,370
Impairment of Project Horizon	2,502	—	—	—	2,502
Relinquishment liability reassessment	(243)	—	—	—	(243)
Total operating costs and expenses	397,354	124,659	9,248	(2,886)	528,375
Income (loss) from operations	87,936	16,115	(5,271)	—	98,780
Other income (expense):
Accretion of discount to the relinquishment liability	(227)	—	—	—	(227)
Interest income	22	2,973	3,852	(3,199)	3,648
Interest expense, net of capitalized interest	(47,697)	(20,099)	(7,435)	3,199	(72,032)
Loss on interests in subsidiaries	(10,247)	(4,941)	—	15,188	—
Other income (expense), net	11	—	(1,221)	—	(1,210)
Total other expense	(58,138)	(22,067)	(4,804)	15,188	(69,821)
Net income (loss)	29,798	(5,952)	(10,075)	15,188	28,959
Loss attributable to non-controlling interests	—	—	460	379	839
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$29,798	$(5,952)	$(9,615)	$15,567	$29,798
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net income (loss)	$29,798	$(5,952)	$(10,075)	$15,188	$28,959
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	32,243	6,807	567	—	39,617
Relinquishment liability reassessment	(243)		—	—	(243)
Accretion of discount to the relinquishment liability	227	—	—	—	227
Cash paid for accretion of discount to the relinquishment liability	(778)	—	—	—	(778)
Amortization of debt issuance costs and accretion of bond discounts	3,657	—	159	—	3,816
Provision for losses on receivables	302	20	1,754	—	2,076
Impairment of Project Horizon	2,502	—	—	—	2,502
Loss on disposition of assets	817	2	—	—	819
Loss from unconsolidated affiliates	44	—	1,219	—	1,263
Inter-company transactions	(9,757)	21,841	3,099	(15,183)	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	3,225	(501)	(714)	433	2,443
Increase in inventories	(527)	(104)	—	—	(631)
Increase in other assets	(1,166)	(221)	(3,375)	(20)	(4,782)
Increase (decrease) in trade payables	(5,084)	(3,385)	23	—	(8,446)
Increase (decrease) in accrued interest	(66)	—	1,283	—	1,217
Increase (decrease) in other liabilities	11,627	1,434	(4,653)	(418)	7,990
Net cash flows provided by (used in) operating activities	66,821	19,941	(10,713)	—	76,049
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including change in construction payables	(5,474)	(1,691)	(577)	—	(7,742)
Issuance of third-party loans and advances	—	—	(1,135)	—	(1,135)
Payments received on third-party loans	77	—	—	—	77
Increase in restricted cash, net	(23)	(1,687)	—	—	(1,710)
Proceeds from asset sales	1,558	—	—	—	1,558
Investments in the New England Black Wolves	—	—	(500)		(500)
Inter-company transactions	456	(10,512)	26	10,030	—
Net cash flows used in investing activities	(3,406)	(13,890)	(2,186)	10,030	(9,452)
Cash flows provided by (used in) financing activities:
Senior Secured Credit Facility borrowings - Revolving	212,000	—	—	—	212,000
Senior Secured Credit Facility repayments - Revolving	(199,000)	—	—	—	(199,000)
Senior Secured Credit Facility repayments - Term Loan A	(3,125)	—	—	—	(3,125)
Senior Secured Credit Facility repayments - Term Loan B	(3,650)	—	—	—	(3,650)
Line of Credit borrowings	221,831	—	—	—	221,831
Line of Credit repayments	(224,459)	—	—	—	(224,459)
Repayments of other long-term debt	(9,780)	—	(46)	—	(9,826)
Principal portion of relinquishment liability payments	(24,400)	—	—	—	(24,400)
Distributions to Mohegan Tribe	(20,000)	—	—	—	(20,000)
Payments on capital lease obligations	(527)	(26)	—	26	(527)
Inter-company transactions	—	(4,034)	14,090	(10,056)	—
Net cash flows provided by (used in) financing activities	(51,110)	(4,060)	14,044	(10,030)	(51,156)
Net increase in cash and cash equivalents	12,305	1,991	1,145	—	15,441
Cash and cash equivalents at beginning of period	33,939	14,767	402	—	49,108

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Cash and cash equivalents at end of period	$46,244	$16,758	$1,547	$—	$64,549
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Six Months Ended March 31, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net loss	$(57,628)	$(18,507)	$(15,720)	$33,936	$(57,919)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	32,694	6,898	405	—	39,997
Accretion of discount to the relinquishment liability	1,102	—	—	—	1,102
Cash paid for accretion of discount to the relinquishment liability	(1,794)	—	—	—	(1,794)
Loss on early extinguishment of debt	58,479	—	—	—	58,479
Payments of tender offer costs and discounts	(48,155)	—	—	—	(48,155)
Amortization of debt issuance costs and accretion of bond discounts	4,142	—	159	—	4,301
Provision for losses on receivables	237	119	1,266	—	1,622
Loss on disposition of assets	51	1	—	—	52
(Gain) loss from unconsolidated affiliates	(129)	—	983	—	854
Inter-company transactions	(617)	32,389	2,160	(33,932)	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(4,274)	626	(563)	348	(3,863)
Increase in inventories	(1,017)	(438)	—	—	(1,455)
Increase in other assets	(1,182)	(374)	(3,620)	(30)	(5,206)
Increase (decrease) in trade payables	(360)	637	10	—	287
Decrease in accrued interest	(11,149)	—	(1,872)	—	(13,021)
Increase in other liabilities	8,826	366	4,834	(346)	13,680
Net cash flows provided by (used in) operating activities	(20,774)	21,717	(11,958)	(24)	(11,039)
Cash flows used in investing activities:
Purchases of property and equipment, including change in construction payables	(9,600)	(2,671)	(10,074)	—	(22,345)
Issuance of third-party loans and advances	—	—	(1,026)	—	(1,026)
Payments received on third-party loans	569	—	—	—	569
(Increase) decrease in restricted cash, net	46	(11)	12,043	—	12,078
Proceeds from asset sales	36	—	—	—	36
Payment of escrow deposit	—	—	(3,356)	—	(3,356)
Investments in unconsolidated affiliates	—	—	(29)	—	(29)
Inter-company transactions	1,211	(15,416)	—	14,205	—
Net cash flows used in investing activities	(7,738)	(18,098)	(2,442)	14,205	(14,073)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility repayments - Term	(393,000)	—	—	—	(393,000)
Prior Term Loan Facility repayments, net of discount	(222,103)	—	—	—	(222,103)
Senior Secured Credit Facility borrowings - Revolving	130,000	—	—	—	130,000
Senior Secured Credit Facility repayments - Revolving	(91,000)	—	—	—	(91,000)
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	124,343	—	—	—	124,343
Senior Secured Credit Facility repayments - Term Loan A	(1,563)	—	—	—	(1,563)
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	720,952	—	—	—	720,952
Senior Secured Credit Facility repayments - Term Loan B	(1,825)	—	—	—	(1,825)

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Line of Credit borrowings	156,992	—	—	—	156,992
Line of Credit repayments	(150,453)	—	—	—	(150,453)
Repayments to Mohegan Tribe	—	—	(2,750)	—	(2,750)
Repayments of other long-term debt	(190,984)	—	(26)	—	(191,010)
Principal portion of relinquishment liability payments	(23,457)	—	—	—	(23,457)
Distributions to Mohegan Tribe	(20,000)	—	—	—	(20,000)
Payments of financing fees	(12,629)	—	—	—	(12,629)
Payments on capital lease obligations	(1,128)	(24)	—	24	(1,128)
Inter-company transactions	—	(3,044)	17,249	(14,205)	—
Net cash flows provided by (used in) financing activities	24,145	(3,068)	14,473	(14,181)	21,369
Net increase (decrease) in cash and cash equivalents	(4,367)	551	73	—	(3,743)
Cash and cash equivalents at beginning of period	44,060	18,655	909	—	63,624
Cash and cash equivalents at end of period	$39,693	$19,206	$982	$—	$59,881
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

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
Mohegan Sun
In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on an approximately 185-acre site on the Tribe's reservation overlooking the Thames River with direct access from Interstate 395 and Connecticut Route 2A. Mohegan Sun is approximately 125 miles from New York City, New York, and approximately 100 miles from Boston, Massachusetts. In 2002, we completed a major expansion of Mohegan Sun known as Project Sunburst, which included increased gaming, restaurant and retail space, an entertainment arena, an approximately 1,200-room luxury Sky Hotel Tower and approximately 100,000 square feet of convention space. In 2007, we opened Sunrise Square, and, in 2008, we opened Casino of the Wind, both components of Mohegan Sun's Project Horizon expansion.
Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:
Casino of the Earth
As of March 31, 2015, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 2,815 slot machines and 140 table games, including blackjack, roulette and craps;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

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
As of March 31, 2015, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 1,990 slot machines and 120 table games, including blackjack, roulette and craps;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, a 24-hour coffee shop and three lounges and bars, all operated by us, as well as four full-service restaurants, three quick-service restaurants and a multi-station food court operated by third-parties, for a total restaurant seating of approximately 1,865;

•	The Shops at Mohegan Sun containing 30 retail shops, six of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret theatre;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Lansdowne Irish Pub and Music House with restaurant seating of approximately 205, Avalon Nightclub and Vista Lounge, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.

Casino of the Wind
As of March 31, 2015, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 525 slot machines, 30 table games, including blackjack, roulette and craps, and a 42-table themed poker room;

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
Mohegan Sun Pocono
Through Downs Racing, we own and operate a gaming and entertainment facility known as Mohegan Sun Pocono located on an approximately 400-acre site in Plains Township, Pennsylvania, and OTW facilities located in Carbondale, East Stroudsburg and Lehigh Valley, Pennsylvania. In November 2006, Mohegan Sun Pocono became the first location to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of its gaming and entertainment facility opened. In July 2008, we completed a major expansion of Mohegan Sun Pocono known as Project Sunrise, which included increased gaming, restaurant and retail space, and, in July 2010, we opened our table game and poker operations, including additional non-smoking sections and a high-limit gaming area. We recently completed Project Sunlight, a hotel and convention center expansion located adjacent to the Mohegan Sun Pocono casino.
Mohegan Sun Pocono currently operates in an approximately 400,000-square-foot facility, which includes the following as of March 31, 2015:

•	approximately 94,000 square feet of gaming space;

•	approximately 2,330 slot machines, 75 table games, including blackjack, roulette and craps, and an 18-table poker room;

•	live harness racing and simulcast and off-track wagering;

•	a 238-room hotel;

•	approximately 20,000 square feet of convention space;

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

Results of Operations
Summary Operating Results
As of March 31, 2015, we own and operate, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise and the Mohegan Sun Golf Club, and have partnered with an unrelated third-party to own and operate the New England Black Wolves franchise, or collectively, the Connecticut facilities, and the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania facilities. Our operations related to investments in unconsolidated affiliates and certain other Corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$240,285	$243,478	$(3,193)	(1.3)%	$486,063	$485,411	$652	0.1%
Mohegan Sun Pocono	70,128	72,986	(2,858)	(3.9)%	140,524	143,669	(3,145)	(2.2)%
Corporate and other	1,283	1,492	(209)	(14.0)%	3,114	2,231	883	39.6%
Inter-segment revenues	(1,273)	(1,273)	—	—	(2,546)	(1,805)	(741)	(41.1)%
Total	$310,423	$316,683	$(6,260)	(2.0)%	$627,155	$629,506	$(2,351)	(0.4)%
Income (loss) from operations:
Mohegan Sun	$46,598	$45,728	$870	1.9%	$94,016	$80,371	$13,645	17.0%
Mohegan Sun Pocono	10,102	9,042	1,060	11.7%	18,581	16,619	1,962	11.8%
Corporate and other	(7,693)	(9,687)	1,994	20.6%	(13,817)	(18,634)	4,817	25.9%
Total	$49,007	$45,083	$3,924	8.7%	$98,780	$78,356	$20,424	26.1%
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$15,032	$9,626	$5,406	56.2%	$29,798	$(57,628)	$87,426	N.M.
Operating margin:
Mohegan Sun	19.4%	18.8%	0.6%	3.2%	19.3%	16.6%	2.7%	16.3%
Mohegan Sun Pocono	14.4%	12.4%	2.0%	16.1%	13.2%	11.6%	1.6%	13.8%
Total	15.8%	14.2%	1.6%	11.3%	15.8%	12.4%	3.4%	27.4%
_________
N.M. - Not meaningful.

The most significant factors and trends that we believe impacted our operating and financial performance were as follows:

•	various strategic operational and marketing and promotional changes designed to lower operating costs and expenses, enhance operating efficiency and improve profitability;

•	higher table game hold percentage at Mohegan Sun in both the three months and six months ended March 31, 2015;

•	higher table game hold percentage at Mohegan Sun Pocono in the three months ended March 31, 2015;

•	the continued ramp-up of hotel and convention center operations at Mohegan Sun Pocono;

•	a prolonged sluggish regional economic environment and its impact on consumer discretionary spending;

•	more competitive gaming markets;

•	lower Corporate expenses;

•	lower interest expense; and

•	a non-recurring $62.3 million non-operating loss on early extinguishment of debt.
Net revenues for the three months and six months ended March 31, 2015 compared to the same periods in the prior year declined primarily as a result of decreased slot revenues at both Mohegan Sun and Mohegan Sun Pocono, combined with lower non-gaming revenues at Mohegan Sun.
Income from operations for the three months and six months ended March 31, 2015 compared to the same periods in the prior year increased primarily due to lower operating costs and expenses at both Mohegan Sun and Mohegan Sun Pocono, combined with reduced Corporate expenses. These results were partially offset by the declines in net revenues.
Net income attributable to the Authority for the three months ended March 31, 2015 compared to the same period in the prior year increased primarily as a result of the growth in income from operations. Net income attributable to the Authority for the six months ended March 31, 2015 compared to the same period in the prior year increased primarily due to the non-recurring non-operating loss on early extinguishment of debt, combined with the increase in income from operations.
Mohegan Sun
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Gaming	$210,035	$210,530	$(495)	(0.2)%	$422,578	$419,004	$3,574	0.9%
Food and beverage	14,596	15,449	(853)	(5.5)%	30,486	31,430	(944)	(3.0)%
Hotel	10,930	10,764	166	1.5%	21,919	21,015	904	4.3%
Retail, entertainment and other	21,990	23,682	(1,692)	(7.1)%	47,548	51,165	(3,617)	(7.1)%
Gross revenues	257,551	260,425	(2,874)	(1.1)%	522,531	522,614	(83)	0.0%
Less-Promotional allowances	17,266	16,947	319	1.9%	36,468	37,203	(735)	(2.0)%
Net revenues	$240,285	$243,478	$(3,193)	(1.3)%	$486,063	$485,411	$652	0.1%
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014
Gaming	81.6%	80.9%	80.9%	80.2%
Food and beverage	5.7%	5.9%	5.8%	6.0%
Hotel	4.2%	4.1%	4.2%	4.0%
Retail, entertainment and other	8.5%	9.1%	9.1%	9.8%
Total	100.0%	100.0%	100.0%	100.0%

Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Food and beverage	$5,946	$5,747	$199	3.5%	$12,566	$12,585	$(19)	(0.2)%
Hotel	3,396	3,177	219	6.9%	6,860	6,535	325	5.0%
Retail, entertainment and other	7,924	8,023	(99)	(1.2)%	17,042	18,083	(1,041)	(5.8)%
Total	$17,266	$16,947	$319	1.9%	$36,468	$37,203	$(735)	(2.0)%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Food and beverage	$5,789	$5,885	$(96)	(1.6)%	$12,029	$12,575	$(546)	(4.3)%
Hotel	1,472	1,648	(176)	(10.7)%	3,026	3,409	(383)	(11.2)%
Retail, entertainment and other	7,305	7,680	(375)	(4.9)%	15,922	16,844	(922)	(5.5)%
Total	$14,566	$15,213	$(647)	(4.3)%	$30,977	$32,828	$(1,851)	(5.6)%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Slots:
Handle	$1,657,098	$1,693,935	$(36,837)	(2.2)%	$3,414,293	$3,484,765	$(70,472)	(2.0)%
Gross revenues	$137,310	$138,918	$(1,608)	(1.2)%	$283,282	$283,081	$201	0.1%
Net revenues	$131,965	$134,439	$(2,474)	(1.8)%	$272,300	$273,365	$(1,065)	(0.4)%
Free promotional slot plays (1)	$13,471	$14,878	$(1,407)	(9.5)%	$27,242	$30,837	$(3,595)	(11.7)%
Weighted average number of machines (in units)	5,335	5,473	(138)	(2.5)%	5,345	5,501	(156)	(2.8)%
Hold percentage (gross)	8.3%	8.2%	0.1%	1.2%	8.3%	8.1%	0.2%	2.5%
Win per unit per day (gross) (in dollars)	$286	$282	$4	1.4%	$291	$283	$8	2.8%
Table games:
Drop	$426,011	$444,941	$(18,930)	(4.3)%	$880,143	$940,663	$(60,520)	(6.4)%
Revenues	$74,591	$72,137	$2,454	3.4%	$143,190	$137,870	$5,320	3.9%
Weighted average number of games (in units)	283	289	(6)	(2.1)%	284	287	(3)	(1.0)%
Hold percentage (2)	17.5%	16.2%	1.3%	8.0%	16.3%	14.7%	1.6%	10.9%
Win per unit per day (in dollars)	$2,927	$2,770	$157	5.7%	$2,774	$2,643	$131	5.0%
Poker:
Revenues	$2,522	$2,634	$(112)	(4.3)%	$5,168	$5,105	$63	1.2%
Weighted average number of tables (in units)	42	42	—	—	42	42	—	—
Revenue per unit per day (in dollars)	$667	$697	$(30)	(4.3)%	$676	$670	$6	0.9%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months and six months ended March 31, 2015 compared to the same periods in the prior year were relatively flat. Gaming revenues for the three months and six months ended March 31, 2015 reflected increased table game revenues which benefited from higher year over year hold percentages and lower slot revenues driven, in part, by strategic operational and marketing and promotional changes designed to improve profitability.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Meals served	676	705	(29)	(4.1)%	1,411	1,443	(32)	(2.2)%
Average price per meal served (in dollars)	$16.05	$16.14	$(0.09)	(0.6)%	$15.94	$16.18	$(0.24)	(1.5)%

Food and beverage revenues for the three months ended March 31, 2015 compared to the same period in the prior year declined primarily due to lower banquet events, as well as the mix of events held at the Mohegan Sun Arena during the period. Food and beverage revenues for the six months ended March 31, 2015 compared to the same period in the prior year decreased primarily as a result of changes in our promotional programs designed to improve profitability.

The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Rooms occupied	103	103	—	—	209	207	2	1.0%
Occupancy rate	97.7%	97.5%	0.2%	0.2%	97.9%	96.7%	1.2%	1.2%
Average daily room rate (in dollars)	$99	$98	$1	1.0%	$98	$97	$1	1.0%
Revenue per available room (in dollars)	$97	$96	$1	1.0%	$96	$94	$2	2.1%

Hotel revenues for the three months and six months ended March 31, 2015 compared to the same periods in the prior year increased primarily as a result of increases in hotel occupancy by higher paying transient guests.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Arena events (in events)	28	24	4	16.7%	54	49	5	10.2%
Arena tickets	155	153	2	1.3%	319	306	13	4.2%
Average price per arena ticket (in dollars)	$44.54	$49.56	$(5.02)	(10.1)%	$50.86	$58.13	$(7.27)	(12.5)%

Retail, entertainment and other revenues for the three months and six months ended March 31, 2015 compared to the same periods in the prior year decreased primarily due to lower gasoline and entertainment revenues. The decreases in gasoline revenues were driven by declines in average price per gallon of gasoline sold at both our patron and employee gasoline and convenience centers. The decreases in entertainment revenues resulted from declines in average price per arena ticket which reflected reductions in the number of headliner shows held at the Mohegan Sun Arena.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Gaming	$109,633	$116,506	$(6,873)	(5.9)%	$228,060	$244,622	$(16,562)	(6.8)%
Food and beverage	8,488	8,764	(276)	(3.1)%	17,278	16,836	442	2.6%
Hotel	3,313	3,969	(656)	(16.5)%	6,731	7,626	(895)	(11.7)%
Retail, entertainment and other	9,303	10,655	(1,352)	(12.7)%	21,005	23,098	(2,093)	(9.1)%
Advertising, general and administrative	41,071	40,321	750	1.9%	79,687	79,486	201	0.3%
Depreciation and amortization	16,352	17,483	(1,131)	(6.5)%	32,966	33,321	(355)	(1.1)%
Loss on disposition of assets	80	52	28	53.8%	817	51	766	N.M.
Severance	3,244	—	3,244	100.0%	3,244	—	3,244	100.0%
Impairment of Project Horizon	2,502	—	2,502	100.0%	2,502	—	2,502	100.0%
Relinquishment liability reassessment	(299)	—	(299)	(100.0)%	(243)	—	(243)	(100.0)%
Total	$193,687	$197,750	$(4,063)	(2.1)%	$392,047	$405,040	$(12,993)	(3.2)%
_________
N.M. - Not meaningful.

Gaming costs and expenses for the three months and six months ended March 31, 2015 compared to the same periods in the prior year declined primarily as a result of various strategic operational and marketing and promotional changes designed to enhance operating efficiency and improve profitability. These initiatives resulted in reduced casino marketing and promotional expenses and lower payroll costs. The reductions in gaming costs and expenses also resulted from lower costs related to coupon and Momentum Dollar redemptions at third-party outlets and Mohegan Sun-owned facilities. Expenses associated with the combined slot win and free promotional slot play contributions totaled $34.3 million and $70.8 million for the three months and six months ended March 31, 2015, respectively, and $34.7 million and $71.0 million for the three months and six months ended March 31, 2014, respectively. Gaming costs and expenses as a percentage of gaming revenues were 52.2% and 54.0% for the three months and six months ended March 31, 2015, respectively, and 55.3% and 58.4% for the three months and six months ended March 31, 2014, respectively.
Food and beverage costs and expenses for the three months ended March 31, 2015 compared to the same period in the prior year decreased primarily due to lower payroll costs and cost of goods sold. Food and beverage costs and expenses for the six months ended March 31, 2015 compared to the same period in the prior year increased primarily as a result of higher medical benefit costs, combined with decreased use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses. These results were partially offset by lower payroll costs.
Hotel costs and expenses for the three months and six months ended March 31, 2015 compared to the same periods in the prior year declined primarily as a result of lower payroll costs, partially offset by decreased use of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the three months and six months ended March 31, 2015 compared to the same periods in the prior year decreased primarily due to lower gasoline cost of goods sold and direct entertainment costs commensurate with the declines in gasoline and entertainment revenues. These results were partially offset by decreased use of retail, entertainment and other complimentaries, resulting in lower amounts of retail, entertainment and other costs being allocated to gaming costs and expenses.
Advertising, general and administrative costs and expenses for the three months and six months ended March 31, 2015 compared to the same periods in the prior year increased primarily as a result of higher payroll costs, partially offset by lower utility costs.
Severance for the three months and six months ended March 31, 2015 reflected initial charges related to a February 2015 workforce reduction to better align certain staffing levels with current business volumes. The costs associated with related post-employment severance benefits were expensed at the time the termination was communicated to the employees. We do not anticipate incurring any additional severance charges in connection with this workforce reduction, other than charges that may arise from adjustments to the initial estimates utilized under the plan. Cash payments commenced in March 2015 and are anticipated to be completed in November 2015.
Impairment of Project Horizon for the three months and six months ended March 31, 2015 resulted from a further re-evaluation of the planned third-party developed and owned retail center element of the project, including master planning costs, following an agreement with a wholly-owned instrumentality of the Tribe to develop the planned third-party hotel element of the project. Based on our re-evaluation, we determined that these elements of the project were no longer feasible at this time, and, accordingly, the related $2.5 million in assets did not have any future benefit resulting in the impairment charge. There are no remaining assets related to the suspended elements of Project Horizon.
Mohegan Sun Pocono
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Gaming	$64,981	$67,870	$(2,889)	(4.3)%	$130,172	$134,149	$(3,977)	(3.0)%
Food and beverage	6,523	7,164	(641)	(8.9)%	13,304	13,902	(598)	(4.3)%
Hotel (1)	1,343	1,147	196	17.1%	2,580	1,588	992	62.5%
Retail, entertainment and other	2,088	2,097	(9)	(0.4)%	4,260	3,888	372	9.6%
Gross revenues	74,935	78,278	(3,343)	(4.3)%	150,316	153,527	(3,211)	(2.1)%
Less-Promotional allowances	4,807	5,292	(485)	(9.2)%	9,792	9,858	(66)	(0.7)%
Net revenues	$70,128	$72,986	$(2,858)	(3.9)%	$140,524	$143,669	$(3,145)	(2.2)%
 ___________

(1)	Hotel operations commenced on November 15, 2013.

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014
Gaming	86.7%	86.7%	86.6%	87.4%
Food and beverage	8.7%	9.2%	8.9%	9.1%
Hotel	1.8%	1.4%	1.7%	1.0%
Retail, entertainment and other	2.8%	2.7%	2.8%	2.5%
Total	100.0%	100.0%	100.0%	100.0%
Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Food and beverage	$3,899	$4,424	$(525)	(11.9)%	$7,781	$8,514	$(733)	(8.6)%
Hotel	425	384	41	10.7%	871	542	329	60.7%
Retail, entertainment and other	483	484	(1)	(0.2)%	1,140	802	338	42.1%
Total	$4,807	$5,292	$(485)	(9.2)%	$9,792	$9,858	$(66)	(0.7)%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Food and beverage	$2,580	$3,040	$(460)	(15.1)%	$5,270	$5,931	$(661)	(11.1)%
Hotel	626	658	(32)	(4.9)%	1,355	951	404	42.5%
Retail, entertainment and other	567	471	96	20.4%	1,153	828	325	39.3%
Total	$3,773	$4,169	$(396)	(9.5)%	$7,778	$7,710	$68	0.9%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Slots:
Handle	$612,711	$656,141	$(43,430)	(6.6)%	$1,236,773	$1,281,997	$(45,224)	(3.5)%
Gross revenues	$50,331	$54,721	$(4,390)	(8.0)%	$102,277	$107,670	$(5,393)	(5.0)%
Net revenues	$50,172	$54,717	$(4,545)	(8.3)%	$101,968	$107,625	$(5,657)	(5.3)%
Free promotional slot plays (1)	$11,037	$11,831	$(794)	(6.7)%	$21,892	$23,162	$(1,270)	(5.5)%
Weighted average number of machines (in units)	2,332	2,331	1	0.0%	2,332	2,331	1	0.0%
Hold percentage (gross)	8.2%	8.3%	(0.1)%	(1.2)%	8.2%	8.4%	(0.2)%	(2.4)%
Win per unit per day (gross) (in dollars)	$239	$261	$(22)	(8.4)%	$240	$254	$(14)	(5.5)%
Table games:
Drop	$56,572	$50,809	$5,763	11.3%	$115,410	$99,217	$16,193	16.3%
Revenues	$12,353	$10,040	$2,313	23.0%	$22,745	$19,814	$2,931	14.8%
Weighted average number of games (in units)	73	66	7	10.6%	73	66	7	10.6%
Hold percentage (2)	21.8%	19.8%	2.0%	10.1%	19.7%	20.0%	(0.3)%	(1.5)%
Win per unit per day (in dollars)	$1,880	$1,680	$200	11.9%	$1,722	$1,645	$77	4.7%
Poker:
Revenues	$827	$893	$(66)	(7.4)%	$1,591	$1,766	$(175)	(9.9)%
Weighted average number of tables (in units)	18	18	—	—	18	18	—	—
Revenue per unit per day (in dollars)	$511	$551	$(40)	(7.3)%	$486	$539	$(53)	(9.8)%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months and six months ended March 31, 2015 compared to the same periods in the prior year declined primarily due to lower slot revenues which we believe continued to be pressured by a sluggish regional economic environment. These results were partially offset by higher table game revenues which continued to benefit from the addition of our hotel and convention center combined with certain strategic marketing initiatives. The increase in table game revenues for the three months ended March 31, 2015 also reflected higher year over year hold percentage.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Meals served	152	187	(35)	(18.7)%	317	366	(49)	(13.4)%
Average price per meal served (in dollars)	$18.75	$17.69	$1.06	6.0%	$18.65	$17.56	$1.09	6.2%
Food and beverage revenues for the three months and six months ended March 31, 2015 compared to the same periods in the prior year decreased primarily as a result of the reductions in meals served due, in part, to changes in our promotional programs designed to improve profitability.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Rooms occupied	20	19	1	5.3%	40	27	13	48.1%
Occupancy rate	93.7%	89.9%	3.8%	4.2%	93.0%	87.3%	5.7%	6.5%
Average daily room rate (in dollars)	$62	$57	$5	8.8%	$60	$56	$4	7.1%
Revenue per available room (in dollars)	$58	$51	$7	13.7%	$56	$49	$7	14.3%

Hotel revenues for the three months ended March 31, 2015 compared to the same period in the prior year increased primarily due to the continued ramp-up of our hotel operations. Hotel revenues for the six months ended March 31, 2015 compared to the same period in the prior year increased primarily as a result of a full period of hotel operations.
Retail, entertainment and other revenues for the three months ended March 31, 2015 compared to the same period in the prior year were relatively flat. Retail, entertainment and other revenues for the six months ended March 31, 2015 compared to the same period in the prior year increased primarily due to higher retail revenues resulting from changes in our promotional programs.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Gaming	$46,033	$49,233	$(3,200)	(6.5)%	$93,705	$97,419	$(3,714)	(3.8)%
Food and beverage	1,741	1,985	(244)	(12.3)%	3,762	4,012	(250)	(6.2)%
Hotel (1)	1,376	1,318	58	4.4%	2,674	1,853	821	44.3%
Retail, entertainment and other	274	697	(423)	(60.7)%	816	1,030	(214)	(20.8)%
Advertising, general and administrative	7,538	7,548	(10)	(0.1)%	14,737	15,325	(588)	(3.8)%
Depreciation and amortization	2,938	3,137	(199)	(6.3)%	6,121	6,223	(102)	(1.6)%
Loss on disposition of assets	—	1	(1)	(100.0)%	2	1	1	100.0%
Severance	126	—	126	100.0%	126	—	126	100.0%
Pre-opening	—	25	(25)	(100.0)%	—	1,187	(1,187)	(100.0)%
Total	$60,026	$63,944	$(3,918)	(6.1)%	$121,943	$127,050	$(5,107)	(4.0)%
 ___________

(1)	Hotel operations commenced on November 15, 2013.

Gaming costs and expenses for the three months and six months ended March 31, 2015 compared to the same periods in the prior year declined primarily due to lower Pennsylvania slot machine tax expenses commensurate with the reductions in slot revenues and reduced payroll costs. The decline in gaming costs and expenses for the three months ended March 31, 2015 also resulted from lower costs related to Momentum Dollar redemptions at Mohegan Sun Pocono-owned facilities. Expenses associated with the Pennsylvania slot machine tax totaled $28.4 million and $57.6 million for the three months and six months ended March 31, 2015, respectively, and $30.6 million and $60.4 million for the three months and six months ended March 31, 2014, respectively. Expenses associated with the Pennsylvania table game tax totaled $1.8 million and $3.4 million for the three months and six months ended March 31, 2015, respectively, and $1.5 million and $3.0 million for the three months and six months ended March 31, 2014, respectively. Gaming costs and expenses as a percentage of gaming revenues were 70.8% and 72.0% for the three months and six months ended March 31, 2015, respectively, and 72.5% and 72.6% for the three months and six months ended March 31, 2014, respectively.
Food and beverage costs and expenses for the three months and six months ended March 31, 2015 compared to the same periods in the prior year decreased primarily as a result of lower payroll costs and cost of goods sold commensurate with the declines in food and beverage revenues. These results were partially offset by decreased use of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the three months ended March 31, 2015 compared to the same period in the prior year increased primarily due to the continued ramp-up of our hotel operations. Hotel costs and expenses for the six months ended March 31, 2015 compared to the same period in the prior year increased primarily as a result of a full period of hotel operations.
Retail, entertainment and other costs and expenses for the three months ended March 31, 2015 compared to the same period in the prior year declined primarily as a result of non-recurring direct entertainment costs associated with the January 2014 grand opening festivities for the hotel. Retail, entertainment and other costs and expenses for the six months ended March 31, 2015 compared to the same period in the prior year decreased primarily due to increased use of retail, entertainment and other complimentaries, resulting in higher amounts of retail, entertainment and other complimentaries costs being allocated to gaming costs and expenses.
Advertising, general and administrative costs and expenses for the three months ended March 31, 2015 compared to the same period in the prior year were relatively flat. Advertising, general and administrative costs and expenses for the six months ended March 31, 2015 compared to the same period in the prior year declined primarily due to our overall focus on managing expenses resulting in reduced payroll and advertising costs.
Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Corporate and other:
Gross revenues (1)	$1,302	$1,512	$(210)	(13.9)%	$3,144	$2,275	$869	38.2%
Less-Promotional allowances	19	20	(1)	(5.0)%	30	44	(14)	(31.8)
Net revenues	$1,283	$1,492	$(209)	(14.0)%	$3,114	$2,231	$883	39.6%

Expenses	$8,702	$10,920	$(2,218)	(20.3)%	$16,401	$20,412	$(4,011)	(19.7)%
Depreciation and amortization	274	259	15	5.8%	530	453	77	17.0%
Total expenses	$8,976	$11,179	$(2,203)	(19.7)%	$16,931	$20,865	$(3,934)	(18.9)%
 ___________

(1)	Primarily represented inter-segment revenues which are eliminated in consolidation.
Corporate and other expenses for the three months and six months ended March 31, 2015 compared to the same periods in the prior year declined primarily due to reduced expenditures associated with our pursuit of a Massachusetts casino license, partially offset by higher payroll costs.

Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Accretion of discount to the relinquishment liability (1)	$—	$(551)	$551	100.0%	$(227)	$(1,102)	$875	79.4%
Interest income (2)	1,814	1,602	212	13.2%	3,648	3,246	402	12.4%
Interest expense, net of capitalized interest	(35,777)	(36,297)	520	1.4%	(72,032)	(75,266)	3,234	4.3%
Loss on early extinguishment of debt (3)	—	(192)	192	100.0%	—	(62,275)	62,275	100.0%
Other expense, net (4)	(482)	(174)	(308)	(177.0)%	(1,210)	(878)	(332)	(37.8)%
Total other expense	$(34,445)	$(35,612)	$1,167	3.3%	$(69,821)	$(136,275)	$66,454	48.8%
_________

(1)	Represented accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Primarily represented interest earned on long-term receivables.

(3)	Primarily represented financing fees expensed in connection with our November 2013 refinancing transactions.

(4)	Primarily represented loss from unconsolidated affiliates.
Interest expense for the three months ended March 31, 2015 compared to the same period in the prior year decreased primarily as a result of lower weighted average outstanding debt. Interest expense for the six months ended March 31, 2015 compared to the same period in the prior year declined primarily due to lower weighted average interest rate. Weighted average outstanding debt was $1.74 billion and $1.75 billion for the three months and six months ended March 31, 2015, respectively, compared to $1.76 billion and $1.75 billion for the three months and six months ended March 31, 2014, respectively. Weighted average interest rate was 8.2% and 8.3% for the three months and six months ended March 31, 2015, respectively, compared to 8.2% and 8.7% for the three months and six months ended March 31, 2014, respectively.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, our operating results for the three months and six months ended March 31, 2015 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Six Months Ended March 31,
	2015	2014	Variance	Percentage Variance
Net cash provided by (used in) operating activities	$76,049	$(11,039)	$87,088	N.M.
Net cash used in investing activities	(9,452)	(14,073)	4,621	32.8%
Net cash provided by (used in) financing activities	(51,156)	21,369	(72,525)	N.M.
Net increase (decrease) in cash and cash equivalents	$15,441	$(3,743)	$19,184	N.M.
_________
N.M. - Not meaningful.
As of March 31, 2015 and September 30, 2014, we held cash and cash equivalents of $64.5 million and $49.1 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts, relinquishment liability reassessments and gains and losses on early extinguishment of debt.
The increase in cash provided by operating activities for the six months ended March 31, 2015 compared to the same period in the prior year resulted from increased net income and lower working capital requirements. Cash provided by operating activities for the six months ended March 31, 2014 were negatively impacted by approximately $52.0 million as a result of our November 2013 refinancing transactions, including payments of tender and consent fees.
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
The decrease in cash used in investing activities for the six months ended March 31, 2015 compared to the same period in the prior year was primarily driven by a non-recurring escrow deposit related to an unsuccessful diversification effort. The decrease in cash provided by financing activities for the six months ended March 31, 2015 compared to the same period in the prior year primarily resulted from decreased borrowings. Borrowings during the six months ended March 31, 2014 were primarily utilized to fund transaction costs associated with our November 2013 refinancing transactions.
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
As of March 31, 2015, amounts outstanding under the revolving facility, term loan A facility and term loan B facility totaled $50.0 million, $116.4 million and $720.9 million, respectively. As of March 31, 2015, letters of credit issued under the revolving facility totaled $3.0 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, and after taking into account restrictive financial covenant requirements, we had approximately $46.6 million of borrowing capacity under the revolving facility and line of credit as of March 31, 2015.
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
As of March 31, 2015, the $50.0 million outstanding under the revolving facility was comprised of a $9.0 million base rate loan based on a base rate of 3.25% plus 325 basis points and $41.0 million in Eurodollar rate loans based on a Eurodollar rate of 0.18% plus 425 basis points. The commitment fee was 0.50% as of March 31, 2015. As of March 31, 2015, the $116.4 million outstanding under the term loan A facility was based on a Eurodollar rate of 0.28% plus 425 basis points. As of March 31, 2015, the $720.9 million outstanding under the term loan B facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points.

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

Maximum total leverage ratio covenant, or ratio of total debt to annualized EBITDA, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
March 31, 2015 through June 30, 2015	6.25:1.00
September 30, 2015 and thereafter	6.00:1.00
Maximum secured leverage ratio covenant, or ratio of secured debt to annualized EBITDA, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
March 31, 2015 through June 30, 2015	3.50:1.00
September 30, 2015 through June 30, 2016	3.25:1.00
September 30, 2016 and thereafter	3.00:1.00
Minimum fixed charge coverage ratio covenant, as defined under the senior secured credit facilities:

Fiscal Quarters Ending:
March 31, 2015 and thereafter	1.05:1.00
As of March 31, 2015, we and the Tribe were in compliance with all respective covenant requirements under the senior secured credit facilities.
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
The 2013 senior unsecured notes are uncollateralized general obligations and are effectively subordinated to all of our and the guarantors' and future guarantor subsidiaries' senior secured indebtedness, including the senior secured credit facilities, to the extent of the value of the collateral securing such indebtedness. The 2013 senior unsecured notes also are effectively subordinated to any indebtedness and other liabilities (including trade payables) of our subsidiaries that do not guarantee the 2013 senior unsecured notes. The 2013 senior unsecured notes rank equally in right of payment with our other unsecured, unsubordinated indebtedness, including trade payables. The 2013 senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.
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
Senior Subordinated Notes
2005 6 7/8% Senior Subordinated Notes
In February 2005, we issued $150.0 million senior subordinated notes with fixed interest payable at a rate of 6.875% per annum, or the 2005 senior subordinated notes. In March 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2005 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 senior subordinated notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 senior subordinated notes tendered and exchanged was $140.3 million. Subsequent to our March 2012 private exchange offer, $9.7 million of the 2005 senior subordinated notes remained outstanding, which amount, including accrued interest, was repaid at maturity on February 15, 2015 with cash on hand and drawings under the revolving facility.
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
In August 2013, we repurchased an aggregate principal amount of $69.0 million 2012 senior subordinated notes. An aggregate principal amount of $275.2 million 2012 senior subordinated notes remains outstanding as of March 31, 2015.
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
As of March 31, 2015, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
We or our affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and our liquidity and covenant requirement restrictions, among other factors.
Line of Credit
In November 2013, we entered into a $16.5 million revolving credit facility with Bank of America, N.A., or the line of credit. The line of credit is coterminous with the senior secured credit facilities. Pursuant to provisions of the senior secured credit facilities, under certain circumstances, the line of credit may be converted into loans under the senior secured credit facilities. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. As of March 31, 2015, amounts outstanding under the line of credit totaled $413,000. Borrowings under the line of credit are uncollateralized obligations. The line of credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the senior secured credit facilities. As of March 31, 2015, we were in compliance with all covenant requirements under the line of credit.
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
Downs Lodging Credit Facility
In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender, or the Downs Lodging credit facility. The proceeds from the Downs Lodging credit facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun Pocono. The Downs Lodging credit facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging credit facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging credit facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging credit facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of March 31, 2015, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging credit facility.
Capital Expenditures
The following table presents data related to capital expenditures (in millions):

	Capital Expenditures
	Six Months Ended	Remaining Forecasted	Total Forecasted
	March 31, 2015	Fiscal Year 2015	Fiscal Year 2015
Mohegan Sun:
Maintenance	$1.8	$28.2	$30.0
Subtotal	1.8	28.2	30.0
Mohegan Sun Pocono:
Maintenance	0.7	4.3	5.0
Development	0.2	—	0.2
Subtotal	0.9	4.3	5.2
Corporate:
Expansion - Project Sunlight	0.1	—	0.1
Subtotal	0.1	—	0.1
Total	$2.8	$32.5	$35.3
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun Pocono. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun Pocono through a combination of existing cash, cash flows provided by operating activities and draws under our revolving facility.

Interest Expense
The following table presents our interest expense (in thousands, net of capitalized interest):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014
Prior bank credit facility	$—	$(18)	$—	$3,199
Prior term loan facility (1)	—	—	—	2,924
Senior secured credit facility - revolving	550	354	1,140	469
Senior secured credit facility - term loan A (1)	1,425	1,446	2,919	2,127
Senior secured credit facility - term loan B (1)	10,450	10,593	21,152	15,558
2009 11 1/2% second lien senior secured notes (1)	—	—	—	5
2012 11 1/2% second lien senior secured notes (1)	—	—	—	3,285
2013 9 3/4% senior unsecured notes	12,188	12,188	24,375	24,375
2004 7 1/8% senior subordinated notes	—	377	—	754
2005 6 7/8% senior subordinated notes	83	166	249	332
2012 11% senior subordinated notes (1)	7,751	7,731	15,496	15,457
Line of credit	51	59	124	110
2009 Mohegan Tribe promissory note	43	64	87	152
2012 Mohegan Tribe Minor's Trust promissory note	407	431	823	885
2013 Mohegan Tribe promissory note	73	73	148	148
Downs Lodging credit facility	1,557	1,557	3,114	3,251
Capital leases	28	61	58	134
Amortization of debt issuance costs	1,171	1,215	2,347	2,836
Capitalized interest	—	—	—	(735)
Total interest expense, net of capitalized interest	$35,777	$36,297	$72,032	$75,266
 ___________

(1)	Includes accretion of discount.
Contractual Obligations
Effective March 5, 2015, we entered into a sublease agreement with the Mohegan Tribal Finance Authority, a wholly-owned instrumentality of the Tribe, to sublease an approximately 1.2-acre site upon which will be built an approximately 400-room hotel and related improvements for a term of 28 years and 4 months, commencing upon the completion of the project. Rental payments under the sublease also will commence upon the completion of the project, which is anticipated to occur in the fall of 2016. We classified the sublease as an operating lease for financial reporting purposes. Minimum future rental expense that we expect to incur under the sublease agreement is as follows (in thousands):

	Fiscal Years Ending September 30,
	2015	2016	2017	2018	2019	Thereafter	Total
Minimum future rental expense	$—	$—	$6,327	$6,908	$7,011	$224,682	$244,928

There has been no material change to the other contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, foreseeable capital expenditure requirements and distributions to the Tribe for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for further details regarding risks relating to our sufficiency of resources. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, and after taking into account restrictive financial covenant requirements, we had approximately $46.6 million of borrowing capacity under the revolving facility and line of credit as of March 31, 2015. Distributions to the Tribe are anticipated to total approximately $50 million for fiscal 2015.

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
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of March 31, 2015, our primary exposure to market risk was interest rate risk associated with our senior secured credit facilities which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the respective facility.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of March 31, 2015 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of March 31, 2015.

	Expected Maturity Date						Total	Fair Value
	2015	2016	2017	2018	2019	Thereafter
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$2,821	$52,735	$11,265	$276,263	$7,830	$501,003	$851,917	$883,730
Average interest rate	8.6%	12.3%	9.2%	11.0%	3.8%	9.7%	10.2%
Variable rate	$8,751	$19,019	$19,800	$840,125	—	—	$887,695	$877,861
Average interest rate (1)	4.9%	5.2%	5.7%	6.2%	—	—	5.7%
_________

(1)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $8.9 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	May 15, 2015	By:	/S/ KEVIN P. BROWN
Kevin P. Brown Chairman and Member, Management Board

Date:	May 15, 2015	By:	/S/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	May 15, 2015	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

10.1
First Amendment to the Priority Distribution Agreement, dated as of December 31, 2014, by and between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014, filed with the SEC on February 17, 2015 and incorporated by reference herein).

10.2	Amendment to the Land Lease, dated as of February 27, 2015, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS*	XBRL Instance Document (filed herewith).

101.SCH*	XBRL Taxonomy Extension Schema (filed herewith).

101.CAL*	XBRL Taxonomy Calculation Linkbase (filed herewith).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB*	XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

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