Form 10-Q
period 2015-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2015-08-14
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$70,160	$49,108
Restricted cash	4,786	675
Receivables, net	30,273	30,640
Inventories	15,516	14,544
Other current assets	17,977	16,997
Total current assets	138,712	111,964
Non-current assets:
Property and equipment, net	1,349,997	1,424,068
Goodwill	39,459	39,459
Other intangible assets, net	406,856	405,109
Other assets, net	96,322	75,360
Total assets	$2,031,346	$2,055,960
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$19,366	$29,308
Current portion of relinquishment liability	—	25,194
Due to Mohegan Tribe	5,875	2,250
Current portion of capital leases	816	793
Trade payables	14,146	24,086
Construction payables	2,530	5,832
Accrued interest payable	28,718	8,659
Other current liabilities	146,735	127,175
Total current liabilities	218,186	223,297
Non-current liabilities:
Long-term debt, net of current portion	1,635,288	1,675,958
Due to Mohegan Tribe, net of current portion	18,920	23,420
Capital leases, net of current portion	1,730	2,345
Other long-term liabilities	7,166	6,113
Total liabilities	1,881,290	1,931,133
Commitments and Contingencies
Capital:
Retained earnings	150,490	125,058
Mohegan Tribal Gaming Authority capital	150,490	125,058
Non-controlling interests	(434)	(231)
Total capital	150,056	124,827
Total liabilities and capital	$2,031,346	$2,055,960
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands)
(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Gaming	$284,713	$284,801	$837,463	$837,954
Food and beverage	23,021	23,273	66,811	68,605
Hotel	12,700	12,160	37,199	34,763
Retail, entertainment and other	29,825	31,542	82,231	87,065
Gross revenues	350,259	351,776	1,023,704	1,028,387
Less-Promotional allowances	(25,220)	(25,440)	(71,510)	(72,545)
Net revenues	325,039	326,336	952,194	955,842
Operating costs and expenses:
Gaming	164,229	171,533	485,994	513,574
Food and beverage	10,323	10,359	31,363	31,207
Hotel	3,788	3,950	10,767	11,744
Retail, entertainment and other	12,447	13,318	34,268	37,446
Advertising, general and administrative	46,522	48,929	140,946	143,740
Corporate	7,119	9,259	23,400	29,551
Depreciation and amortization	19,086	20,070	58,703	60,067
(Gain) loss on disposition of assets	26	(64)	845	(12)
Severance	—	—	3,370	—
Pre-opening	—	—	—	1,187
Impairment of Project Horizon	—	—	2,502	—
Relinquishment liability reassessment	—	—	(243)	—
Total operating costs and expenses	263,540	277,354	791,915	828,504
Income from operations	61,499	48,982	160,279	127,338
Other income (expense):
Accretion of discount to the relinquishment liability	—	(552)	(227)	(1,654)
Interest income	1,906	1,701	5,554	4,947
Interest expense, net of capitalized interest	(35,660)	(36,426)	(107,692)	(111,692)
Loss on early extinguishment of debt	—	(2)	—	(62,277)
Other income (expense), net	(50)	59	(1,260)	(819)
Total other expense	(33,804)	(35,220)	(103,625)	(171,495)
Net income (loss)	27,695	13,762	56,654	(44,157)
Loss attributable to non-controlling interests	439	130	1,278	421
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$28,134	$13,892	$57,932	$(43,736)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, March 31, 2015	$134,861	$134,856	$5
Net income (loss)	27,695	28,134	(439)
Distributions to Mohegan Tribe	(12,500)	(12,500)	—
Balance, June 30, 2015	$150,056	$150,490	$(434)

Balance, September 30, 2014	$124,827	$125,058	$(231)
Contributions from members	1,075	—	1,075
Net income (loss)	56,654	57,932	(1,278)
Distributions to Mohegan Tribe	(32,500)	(32,500)	—
Balance, June 30, 2015	$150,056	$150,490	$(434)

Balance, March 31, 2014	$121,466	$121,608	$(142)
Net income (loss)	13,762	13,892	(130)
Distributions to Mohegan Tribe	(12,500)	(12,500)	—
Balance, June 30, 2014	$122,728	$123,000	$(272)

Balance, September 30, 2013	$199,385	$199,236	$149
Net loss	(44,157)	(43,736)	(421)
Distributions to Mohegan Tribe	(32,500)	(32,500)	—
Balance, June 30, 2014	$122,728	$123,000	$(272)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	June 30, 2015	June 30, 2014
Cash flows provided by (used in) operating activities:
Net income (loss)	$56,654	$(44,157)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	58,703	60,067
Relinquishment liability reassessment	(243)	—
Accretion of discount to the relinquishment liability	227	1,654
Cash paid for accretion of discount to the relinquishment liability	(778)	(2,071)
Loss on early extinguishment of debt	—	58,481
Payments of tender offer costs and discounts	—	(48,155)
Amortization of debt issuance costs and accretion of bond discounts	5,757	6,164
Provision for losses on receivables	3,399	2,953
Impairment of Project Horizon	2,502	—
(Gain) loss on disposition of assets	845	(12)
Loss from unconsolidated affiliates	1,302	794
Changes in operating assets and liabilities:
Increase in receivables	(282)	(5,389)
Increase in inventories	(972)	(1,713)
Increase in other assets	(6,317)	(4,660)
Increase (decrease) in trade payables	(9,803)	7,671
Increase in accrued interest	20,059	7,709
Increase in other liabilities	13,430	8,987
Net cash flows provided by operating activities	144,483	48,323
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including decreases in construction payables of $3,302 and $4,645, respectively	(12,081)	(28,901)
Issuance of third-party loans and advances	(2,201)	(1,392)
Payments received on third-party loans	117	606
(Increase) decrease in restricted cash, net	(782)	14,150
Proceeds from asset sales	1,577	105
Investments in the New England Black Wolves	(500)	—
Investments in unconsolidated affiliates	—	(29)
Net cash flows used in investing activities	(13,870)	(15,461)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility repayments - Term	—	(393,000)
Prior Term Loan Facility repayments, net of discount	—	(222,103)
Senior Secured Credit Facility borrowings - Revolving	299,000	193,000
Senior Secured Credit Facility repayments - Revolving	(328,000)	(173,000)
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	—	124,343
Senior Secured Credit Facility repayments - Term Loan A	(5,469)	(1,563)
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	—	720,952
Senior Secured Credit Facility repayments - Term Loan B	(3,650)	(3,650)
Line of Credit borrowings	332,124	258,415
Line of Credit repayments	(335,165)	(258,415)
Repayments to Mohegan Tribe	(875)	(2,750)
Repayments of other long-term debt	(9,900)	(191,088)
Principal portion of relinquishment liability payments	(24,400)	(29,129)
Distributions to Mohegan Tribe	(32,500)	(32,500)
Payments of financing fees	—	(12,631)
Payments on capital lease obligations	(726)	(1,709)
Net cash flows used in financing activities	(109,561)	(24,828)
Net increase in cash and cash equivalents	21,052	8,034
Cash and cash equivalents at beginning of period	49,108	63,624
Cash and cash equivalents at end of period	$70,160	$71,658
Supplemental disclosure:
Cash paid during the period for interest	$80,600	$97,197
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
As of June 30, 2015, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Lacrosse, LLC (“Mohegan Lacrosse”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”), MTGA Gaming, LLC (“MTGA Gaming”), Downs Lodging, LLC ("Downs Lodging") and Mohegan Gaming Advisors, LLC ("Mohegan Gaming Advisors").
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
In addition, Mohegan Gaming Advisors holds a 100% membership interest in Inspire Integrated Resort Co., Ltd ("Inspire Integrated Resort"). Inspire Integrated Resort was formed to pursue potential gaming opportunities in South Korea.

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
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, the Authority's operating results for the three months and nine months ended June 30, 2015 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Long-Term Receivables
Long-term receivables consist primarily of receivables from affiliates and others and were primarily included in other assets, net, in the accompanying condensed consolidated balance sheets. The following table presents a reconciliation of long-term receivables, including current portions, and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Others	Total
Balance, March 31, 2015 (1)	$91,567	$2,590	$94,157
Additions:
Issuance of affiliate advances and other loans, including interest receivable	3,803	68	3,871
Deductions:
Payments received	—	(40)	(40)
Adjustments	—	(779)	(779)
Balance, June 30, 2015 (1)	$95,370	$1,839	$97,209

Balance, September 30, 2014 (1)	$66,596	$2,612	$69,208
Additions:
Issuance of affiliate advances and other loans, including interest receivable	8,823	123	8,946
Cowlitz Project land value transfer (2)	19,951	—	19,951
Deductions:
Payments received	—	(117)	(117)
Adjustments	—	(779)	(779)
Balance, June 30, 2015 (1)	$95,370	$1,839	$97,209
__________

(1)
Includes interest receivable of $41.0 million, $39.3 million and $35.7 million as of June 30, 2015, March 31, 2015 and September 30, 2014, respectively. The WTG receivables no longer accrue interest pursuant to a release and reimbursement agreement entered into in September 2010.

(2)	Relates to the transfer of land for the proposed Cowlitz Project site between Salishan-Mohegan and the Cowlitz Tribe (refer to Note 7).

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Others	Total
Balance, March 31, 2015	$28,557	$821	$29,378
Additions:
Charges to bad debt expense	923	5	928
Deductions:
Adjustments	—	(781)	(781)
Balance, June 30, 2015	$29,480	$45	$29,525

Balance, September 30, 2014	$26,833	$796	$27,629
Additions:
Charges to bad debt expense	2,647	35	2,682
Deductions:
Adjustments	—	(786)	(786)
Balance, June 30, 2015	$29,480	$45	$29,525
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
The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes and certain credit facilities approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	June 30, 2015
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$8,000	$7,910
Senior Secured Credit Facility - Term Loan A	$113,654	$113,064
Senior Secured Credit Facility - Term Loan B	$712,270	$714,556
2013 9 3/4% Senior Unsecured Notes	$500,000	$528,750
2012 11% Senior Subordinated Notes	$272,233	$276,222
The estimated fair values of the Authority's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about June 30, 2015.
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
In March 2015, the Mohegan Tribal Finance Authority (“MTFA”), a wholly-owned instrumentality of the Tribe, agreed to develop the planned hotel. The Authority received approximately $1.3 million as payment for the carrying value of the remaining hotel related assets which were transferred to MTFA. Concurrent with this transaction, the Authority re-evaluated the planned third-party developed and owned retail center, including master planning costs, and determined that these elements of the project were no longer feasible at this time. Accordingly, the Authority determined that the related assets did not have any future benefit, and, during its second quarter ended March 31, 2015, the Authority recognized a related $2.5 million impairment charge, which was recorded in the accompanying condensed consolidated statement of income for the nine months ended June 30, 2015. As of March 31, 2015, there were no assets remaining related to the suspended elements of Project Horizon.
New Accounting Standards
In May 2014, the FASB issued an accounting standard update on revenue recognition that will be applied to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be required to be applied on a retrospective basis, using one of two methodologies, and was to be effective for annual reporting periods beginning after December 15, 2016, with early application not being permitted. However, in July 2015, the FASB deferred the effective date by one year. This guidance will now be effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods thereafter. Entities are permitted to adopt the guidance as of the original effective date. The Authority is currently evaluating the impact that this guidance will have on its financial position and results of operations.
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
In April 2015, the FASB issued an accounting standard update to clarify the required presentation of debt issuance costs. The update requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability rather than as an asset. This guidance will be required to be applied on a retrospective basis and will be effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods thereafter, with early application permitted. The Authority plans to adopt this guidance for its annual reporting period ending September 30, 2015 and is currently evaluating the impact on its financial position and results of operations.

NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	June 30, 2015	September 30, 2014
Senior Secured Credit Facility - Revolving, due June 2018	$8,000	$37,000
Senior Secured Credit Facility - Term Loan A, due June 2018, net of discount of $408 and $523, respectively	113,654	119,789
Senior Secured Credit Facility - Term Loan B, due June 2018, net of discount of $6,780 and $8,337, respectively	712,270	716,188
2013 9 3/4% Senior Unsecured Notes, due September 2021	500,000	500,000
2005 6 7/8% Senior Subordinated Notes, due February 2015	—	9,654
2012 11 % Senior Subordinated Notes, due September 2018, net of discount of $2,957 and $3,506, respectively	272,233	271,684
Line of Credit	—	3,041
2009 Mohegan Tribe Promissory Note, due September 2015	875	1,750
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2017	16,500	16,500
2013 Mohegan Tribe Promissory Note, due December 2018	7,420	7,420
Downs Lodging Credit Facility, due July 2016	45,000	45,000
Other	3,497	2,910
Long-term debt, excluding capital leases	1,679,449	1,730,936
Less: current portion of long-term debt	(25,241)	(31,558)
Long-term debt, net of current portion	$1,654,208	$1,699,378
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

As of June 30, 2015, amounts outstanding under the Revolving Facility, Term Loan A Facility and Term Loan B Facility totaled $8.0 million, $114.1 million and $719.1 million, respectively. As of June 30, 2015, letters of credit issued under the Revolving Facility totaled $3.0 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Revolving Facility, and after taking into account restrictive financial covenant requirements, the Authority had approximately $89.0 million of borrowing capacity under its Revolving Facility and Line of Credit as of June 30, 2015.
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
As of June 30, 2015, the $8.0 million outstanding under the Revolving Facility was comprised of a $3.0 million base rate loan based on a base rate of 3.25% plus 325 basis points and $5.0 million in Eurodollar rate loans based on a Eurodollar rate of 0.19% plus 425 basis points. The commitment fee was 0.50% as of June 30, 2015. As of June 30, 2015, the $114.1 million outstanding under the Term Loan A Facility was based on a Eurodollar rate of 0.28% plus 425 basis points. As of June 30, 2015, the $719.1 million outstanding under the Term Loan B Facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points. As of June 30, 2015 and September 30, 2014, accrued interest, including commitment fees, on the Senior Secured Credit Facilities was $166,000 and $212,000, respectively.
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
As of June 30, 2015, the Authority and the Tribe were in compliance with all respective covenant requirements under the Senior Secured Credit Facilities.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Senior Unsecured Notes
2013 9 3/4% Senior Unsecured Notes
In August 2013, the Authority issued $500.0 million Senior Unsecured Notes with fixed interest payable at a rate of 9.75% per annum (the “2013 Senior Unsecured Notes”). The 2013 Senior Unsecured Notes mature on September 1, 2021. The Authority may redeem the 2013 Senior Unsecured Notes, in whole or in part, at any time prior to September 1, 2016 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest to the date of redemption. On or after September 1, 2016, the Authority may redeem the 2013 Senior Unsecured Notes, in whole or in part, at specified redemption prices, together with accrued interest to the date of redemption. If the Authority experiences specific kinds of change of control triggering events, the Authority must offer to repurchase the 2013 Senior Unsecured Notes at a price equal to 101% of the principal amount thereof, plus accrued interest to the purchase date. In addition, if the Authority undertakes certain types of asset sales and does not use the related sale proceeds for specified purposes, the Authority may be required to offer to repurchase the 2013 Senior Unsecured Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2013 Senior Unsecured Notes is payable semi-annually on March 1st and September 1st. On March 11, 2014, the Authority completed an offer to exchange the 2013 Senior Unsecured Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, with all outstanding notes being exchanged. As of June 30, 2015 and September 30, 2014, accrued interest on the 2013 Senior Unsecured Notes was $16.3 million and $4.1 million, respectively.
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
In August 2013, the Authority repurchased an aggregate principal amount of $69.0 million 2012 Senior Subordinated Notes. An aggregate principal amount of $275.2 million 2012 Senior Subordinated Notes remains outstanding as of June 30, 2015. As of June 30, 2015 and September 30, 2014, accrued interest on the 2012 Senior Subordinated Notes was $8.9 million and $1.3 million, respectively.
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
As of June 30, 2015, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and the Authority's liquidity and covenant requirement restrictions, among other factors.
Line of Credit
In November 2013, the Authority entered into a $16.5 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. As of June 30, 2015, no amount was drawn on the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facilities. As of June 30, 2015, the Authority was in compliance with all covenant requirements under the Line of Credit. As of June 30, 2015 and September 30, 2014, accrued interest on the Line of Credit was $18,000 and $23,000, respectively.
2009 Mohegan Tribe Promissory Note
In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “2009 Mohegan Tribe Promissory Note”). The 2009 Mohegan Tribe Promissory Note was amended in June 2014 to extend the maturity date to September 30, 2015. The 2009 Mohegan Tribe Promissory Note accrues interest at an annual rate of 10.0%. As amended, accrued interest is payable as follows: (i) $1.2 million per quarter, commencing December 31, 2013 through March 31, 2014 and (ii) $1.3 million on June 30, 2015, with the balance of accrued and unpaid interest due at maturity. As amended, principal outstanding under the 2009 Mohegan Tribe Promissory Note amortizes as follows: (i) $1.625 million per quarter, commencing December 31, 2012 through September 30, 2013, (ii) $875,000 per quarter, commencing December 31, 2013 through March 31, 2014, (iii) $875,000 on June 30, 2015 and (iv) $875,000 at maturity. As of June 30, 2015 and September 30, 2014, accrued interest on the 2009 Mohegan Tribe Promissory Note was $1.3 million and $2.5 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

2012 Mohegan Tribe Minor's Trust Promissory Note
In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan (the “2012 Mohegan Tribe Minor's Trust Promissory Note”). The 2012 Mohegan Tribe Minor's Trust Promissory Note was amended in June 2014 to extend the maturity date to March 31, 2017. The 2012 Mohegan Tribe Minor's Trust Promissory Note accrues interest at an annual rate of 10.0%. As amended, accrued interest is payable as follows: (i) quarterly, commencing June 30, 2012 through March 31, 2014, (ii) on July 1, 2014 on the unpaid balance for the period April 1, 2014 through June 30, 2014, (iii) $800,000 per quarter, commencing September 30, 2015 through March 31, 2016 and (iv) quarterly, thereafter on the unpaid balance. As amended, principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note amortizes as follows: (i) $500,000 per quarter, commencing December 31, 2012 through March 31, 2014, (ii) $500,000 on July 1, 2014 and September 30, 2015, (iii) $1.5 million per quarter, commencing December 31, 2015 through September 30, 2016 and (iv) $10.0 million at maturity. As of June 30, 2015 and September 30, 2014, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $1.7 million and $416,000, respectively.
2013 Mohegan Tribe Promissory Note
In March 2013, MG&H purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a promissory note in the principal amount of $7.4 million (the “2013 Mohegan Tribe Promissory Note”). The 2013 Mohegan Tribe Promissory Note matures on December 31, 2018. The 2013 Mohegan Tribe Promissory Note accrues interest at an annual rate of 4.0% payable quarterly. As of June 30, 2015 and September 30, 2014, accrued interest on the 2013 Mohegan Tribe Promissory Note was $1,000.
Downs Lodging Credit Facility
In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary of the Authority, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender (the “Downs Lodging Credit Facility”). The proceeds from the Downs Lodging Credit Facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun Pocono. The Downs Lodging Credit Facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging Credit Facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging Credit Facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging Credit Facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of June 30, 2015, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging Credit Facility. As of June 30, 2015, accrued interest on the Downs Lodging Credit Facility was $375,000. As of September 30, 2014, there was no accrued interest on the Downs Lodging Credit Facility.

NOTE 4—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $12.5 million and $32.5 million for each of the three months and nine months ended June 30, 2015 and 2014, respectively.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services totaling $7.2 million and $6.2 million for the three months ended June 30, 2015 and 2014, respectively, and $21.4 million and $20.5 million for the nine months ended June 30, 2015 and 2014, respectively.
The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $3.9 million and $4.4 million for the three months ended June 30, 2015 and 2014, respectively, and $13.3 million and $15.2 million for the nine months ended June 30, 2015 and 2014, respectively.
The Authority incurred interest expense associated with borrowings from the Mohegan Tribe totaling $529,000 and $541,000 for the three months ended June 30, 2015 and 2014, respectively, and $1.6 million and $1.7 million for the nine months ended June 30, 2015 and 2014, respectively.
The Authority leases the land on which Mohegan Sun is located from the Tribe under a long-term lease agreement. In February 2015, the Authority entered into a fourth amendment to the land lease pursuant to which it released from the land lease an approximately 1.2-acre site to be used by the Tribe to finance, develop and own, through MTFA, an approximately 400-room hotel and related improvements. In connection with this transaction, effective March 5, 2015, the Authority entered into a sublease agreement with MTFA to sublease the site and the completed hotel and related improvements for the purpose of operating the

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

hotel on a triple net basis for a term of 28 years and 4 months, commencing upon the completion of the project. Rental payments under the sublease agreement also will commence upon the completion of the project. Completion and opening of the project is anticipated to occur in the fall of 2016. The Authority classified the sublease as an operating lease for financial reporting purposes in accordance with authoritative guidance issued by the FASB pertaining to the accounting for leases.
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
The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $37.0 million and $36.6 million for the three months ended June 30, 2015 and 2014, respectively, and $107.8 million and $107.6 million for the nine months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and September 30, 2014, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $11.7 million and $11.6 million, respectively.
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
The Pennsylvania Race Horse Development and Gaming Act stipulates that holders of Category One slot machine licenses must pay a portion of revenues from slot machines to the PGCB on a daily basis (“Pennsylvania Slot Machine Tax”), which includes local share assessments to be paid to the cities and municipalities hosting Mohegan Sun Pocono and amounts to be paid to the Pennsylvania Harness Horsemen's Association, Inc. (the “PHHA”). The Pennsylvania Slot Machine Tax is currently 55% of gross revenues from slot machines, 2% of which is subject to a $10.0 million minimum annual threshold to ensure that the host cities and municipalities receive an annual minimum of $10.0 million in local share assessments. Downs Racing maintains a $1.5 million escrow deposit in the name of the Commonwealth of Pennsylvania for Pennsylvania Slot Machine Tax payments, which was included in other assets, net in the accompanying condensed consolidated balance sheets.

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $31.1 million and $31.4 million for the three months ended June 30, 2015 and 2014, respectively, and $88.7 million and $91.8 million for the nine months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and September 30, 2014, outstanding Pennsylvania Slot Machine Tax payments totaled $3.3 million and $4.6 million, respectively.

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
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.8 million and $1.6 million for the three months ended June 30, 2015 and 2014, respectively, and $5.2 million and $4.6 million for the nine months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and September 30, 2014, outstanding Pennsylvania Table Game Tax payments totaled $168,000 and $156,000, respectively.
Pennsylvania Regulatory Fee
Slot machine licensees in the Commonwealth of Pennsylvania are required to reimburse state gaming regulatory agencies for various administrative and operating expenses (“Pennsylvania Regulatory Fee”) at a rate of 1.5% of gross revenues from slot machines and table games.
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $1.2 million for each of the three months ended June 30, 2015 and 2014 and $3.4 million and $3.5 million for the nine months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and September 30, 2014, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $147,000.
Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which also are to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 12 of the 14 authorized gaming facilities have commenced operations. As of June 30, 2015, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee.
The Authority reflected expenses associated with this repayment schedule totaling $155,000 and $159,000 for the three months ended June 30, 2015 and 2014, respectively, and $468,000 and $479,000 for the nine months ended June 30, 2015 and 2014, respectively.
Horsemen’s Agreement
Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2015. As of June 30, 2015 and September 30, 2014, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $8.3 million and $8.1 million, respectively.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The Authority reflected payments associated with the Priority Distribution Agreement totaling $10.0 million and $4.9 million for the three months ended June 30, 2015 and 2014, respectively, and $21.5 million and $14.6 million for the nine months ended June 30, 2015 and 2014, respectively.
Litigation
The Authority is a defendant in various litigation matters resulting from its normal course of business. In management's opinion, the aggregate liability, if any, arising from such litigations will not have a material impact on the Authority's financial position, results of operations or cash flows.

NOTE 6—RELINQUISHMENT AGREEMENT:
In February 1998, the Authority and Trading Cove Associates (“TCA”) entered into a relinquishment agreement (the “Relinquishment Agreement”). Effective January 1, 2000, the Relinquishment Agreement superseded a then-existing management agreement with TCA requiring, among other things, that the Authority make certain payments to TCA out of, and determined as a percentage of, Revenues, as defined under the Relinquishment Agreement, generated by Mohegan Sun over a 15-year period. The Authority, in accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, recorded a $549.1 million relinquishment liability at September 30, 1998 based on the estimated present value of its obligations under the Relinquishment Agreement. The Relinquishment Agreement expired on December 31, 2014. As of June 30, 2015, no amount was outstanding under the Relinquishment Agreement. As of September 30, 2014, the carrying amount of the relinquishment liability was $25.2 million. The decrease in the relinquishment liability during the nine months ended June 30, 2015 was due to $25.2 million in relinquishment payments and a $243,000 relinquishment liability reassessment credit. This reduction in the relinquishment liability was offset by $227,000 representing the accretion of discount to the relinquishment liability.
Relinquishment payments consisted of the following (in millions):

	For the Nine Months Ended
	June 30, 2015	June 30, 2014
Principal	$24.4	$29.1
Accretion of discount	0.8	2.1
Total	$25.2	$31.2
The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of June 30, 2015, no relinquishment payment was earned but unpaid. As of September 30, 2014, relinquishment payments earned but unpaid were $13.2 million.

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
Under the terms of the management agreement, Salishan-Mohegan will manage, operate and maintain the proposed casino for a period of seven years following its opening. The management agreement provides for management fees of 24% of net revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Under the terms of Salishan-Mohegan’s operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interests. The management agreement is subject to approval by the National Indian Gaming Commission. In August 2014, the Cowlitz Tribe’s Class III Tribal-State gaming compact with the State of Washington became effective with notice of federal approval published in the Federal Register. According to the notice, the compact allows for two gaming facilities, allocates 975 gaming machines for leasing, authorizes the operation of up to 3,000 gaming machines and 125 table games, and is in effect until terminated by written agreement of both parties.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Under the terms of the development agreement, certain receivables contributed to Salishan-Mohegan and amounts advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe are reimbursable to Salishan-Mohegan by the Cowlitz Tribe, subject to appropriate approvals defined under the development agreement. Reimbursements are contingent and are to be distributed upon: (1) the related property being taken into trust by the United States Department of the Interior and (2) the receipt of necessary financing for the development of the proposed casino. The Authority currently accrues interest on the Salishan-Mohegan receivables at an annual rate of 10.0%.
In March 2013, two lawsuits challenging a December 2010 decision of the Assistant Secretary - Indian Affairs of the Department of the Interior to take the Cowlitz Project site into trust were dismissed on procedural grounds. In April 2013, pursuant to judicial directive, the Department of the Interior issued a new Record of Decision to take the Cowlitz Project site into trust, determining for a second time that the site will serve as the initial reservation of the Cowlitz Tribe and that the tribe may conduct gaming on such lands under the Indian Gaming Regulatory Act. In June 2013, the plaintiffs in the earlier litigation filed two new lawsuits challenging the new Record of Decision, and, in July 2013, those lawsuits were consolidated. By Notice of Trust Acquisition filed with the court on October 22, 2014, while motions for summary judgment filed by the plaintiffs and the defendants were pending, the defendants provided the court notice of the United States Department of the Interior’s planned trust acquisition of the Cowlitz Project site, which was the subject of the litigation, on the earlier of: (1) January 21, 2015 and (2) 30 days after a court order granting summary judgment in favor of the defendants. On December 12, 2014, a U.S. District Court for the District of Columbia judge entered an order granting summary judgment in favor of the defendants, thereby upholding the Record of Decision and denying the plaintiffs’ motion. In December 2014 and February 2015, the plaintiffs filed separate appeals to the Court of Appeals for the District of Columbia Circuit. In February 2015, those appeals were consolidated by the Court of Appeals.
In March 2015, the Cowlitz Project site was taken into trust by the United States Department of the Interior for the benefit of the Cowlitz Tribe. In connection with this event, the Cowlitz Tribe leased a substantial portion of the Cowlitz Project site back to Salishan-Mohegan for a nominal rental fee. The initial term of the lease is 25 years with an option to extend the term for two additional 25-year periods. Under the lease, upon financing of the Cowlitz Project, Salishan-Mohegan shall assign the lease to the Cowlitz Tribe. If the Cowlitz Project does not proceed due to a final court determination that the site is not eligible for gaming, upon payment of certain consideration, the Cowlitz Tribe may purchase the leasehold interest in the premises and terminate the lease.
The carrying value of the land totaling approximately $20.0 million, which was included in property and equipment, net, in the accompanying condensed consolidated balance sheet as of September 30, 2014, was transferred to the Cowlitz Tribe at the time the site was taken into trust. This transfer resulted in an additional long-term receivable due from the Cowlitz Tribe as permitted under the development agreement, and was included in other assets, net, in the accompanying condensed consolidated balance sheet as of June 30, 2015.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 8—SEGMENT REPORTING:
As of June 30, 2015, the Authority owns and operates, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise and the Mohegan Sun Golf Club, and has partnered with an unrelated third-party to own and operate the New England Black Wolves franchise (collectively, the “Connecticut Facilities”), and the Pennsylvania Facilities. Substantially all of the Authority's revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Authority has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities. The Authority's operations related to investments in unconsolidated affiliates and certain other Corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net revenues:
Mohegan Sun	$246,840	$248,866	$732,903	$734,277
Mohegan Sun Pocono	77,932	77,194	218,456	220,863
Corporate and other	1,540	1,549	4,654	3,780
Inter-segment revenues	(1,273)	(1,273)	(3,819)	(3,078)
Total	$325,039	$326,336	$952,194	$955,842
Income (loss) from operations:
Mohegan Sun	$54,557	$47,088	$148,573	$127,459
Mohegan Sun Pocono	12,842	9,936	31,423	26,555
Corporate and other	(5,900)	(8,042)	(19,717)	(26,676)
Total	61,499	48,982	160,279	127,338
Accretion of discount to the relinquishment liability	—	(552)	(227)	(1,654)
Interest income	1,906	1,701	5,554	4,947
Interest expense, net of capitalized interest	(35,660)	(36,426)	(107,692)	(111,692)
Loss on early extinguishment of debt	—	(2)	—	(62,277)
Other income (expense), net	(50)	59	(1,260)	(819)
Net income (loss)	27,695	13,762	56,654	(44,157)
Loss attributable to non-controlling interests	439	130	1,278	421
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$28,134	$13,892	$57,932	$(43,736)

	For the Nine Months Ended
(in thousands)	June 30, 2015	June 30, 2014
Capital expenditures incurred:
Mohegan Sun	$6,899	$15,204
Mohegan Sun Pocono	2,087	2,808
Corporate and other	52	8,972
Total	$9,038	$26,984

(in thousands)	June 30, 2015	September 30, 2014
Total assets:
Mohegan Sun	$1,336,702	$1,368,352
Mohegan Sun Pocono	554,329	551,655
Corporate and other	140,315	135,953
Total	$2,031,346	$2,055,960

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 9—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:
As of June 30, 2015, substantially all of the Authority's outstanding debt is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. Separate financial statements and other disclosures concerning the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 8 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor subsidiaries and entities as of June 30, 2015 and September 30, 2014 and for the three months and nine months ended June 30, 2015 and 2014 is as follows (in thousands):

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$48,949	$20,123	$1,088	$—	$70,160
Restricted cash	63	4,316	407	—	4,786
Receivables, net	25,337	4,347	2,025	(1,436)	30,273
Inventories	14,147	1,369	—	—	15,516
Other current assets	16,580	1,339	58	—	17,977
Total current assets	105,076	31,494	3,578	(1,436)	138,712
Non-current assets:
Property and equipment, net	1,096,661	214,402	38,934	—	1,349,997
Goodwill	—	39,459	—	—	39,459
Other intangible assets, net	120,309	284,492	2,055	—	406,856
Other assets, net	24,869	4,040	73,387	(5,974)	96,322
Inter-company receivables	247,979	85,486	44	(333,509)	—
Investment in subsidiaries	316,094	—	—	(316,094)	—
Total assets	$1,910,988	$659,373	$117,998	$(657,013)	$2,031,346
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$18,757	$—	$609	$—	$19,366
Due to Mohegan Tribe	—	—	5,875	—	5,875
Current portion of capital leases	816	47	—	(47)	816
Trade payables	12,311	1,787	48	—	14,146
Construction payables	2,170	260	100	—	2,530
Accrued interest payable	25,347	—	3,371	—	28,718
Other current liabilities	107,025	37,875	3,224	(1,389)	146,735
Total current liabilities	166,426	39,969	13,227	(1,436)	218,186
Non-current liabilities:
Long-term debt, net of current portion	1,589,963	—	45,325	—	1,635,288
Due to Mohegan Tribe, net of current portion	—	—	18,920	—	18,920
Capital leases, net of current portion	1,730	5,781	—	(5,781)	1,730
Other long-term liabilities	2,063	—	5,103	—	7,166
Inter-company payables	—	241,094	92,415	(333,509)	—
Accumulated losses in excess of investment in subsidiaries	—	38,440	—	(38,440)	—
Total liabilities	1,760,182	325,284	174,990	(379,166)	1,881,290
Capital:
Retained earnings	150,806	334,089	(57,390)	(277,015)	150,490
Mohegan Tribal Gaming Authority capital	150,806	334,089	(57,390)	(277,015)	150,490
Non-controlling interests	—	—	398	(832)	(434)
Total capital	150,806	334,089	(56,992)	(277,847)	150,056
Total liabilities and capital	$1,910,988	$659,373	$117,998	$(657,013)	$2,031,346
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
(1)   Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)

	For the Three Months Ended June 30, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$213,199	$71,514	$—	$—	$284,713
Food and beverage	15,378	7,615	28	—	23,021
Hotel	11,222	1,478	—	—	12,700
Retail, entertainment and other	24,556	4,716	1,826	(1,273)	29,825
Gross revenues	264,355	85,323	1,854	(1,273)	350,259
Less-Promotional allowances	(19,386)	(5,095)	(6)	(733)	(25,220)
Net revenues	244,969	80,228	1,848	(2,006)	325,039
Operating costs and expenses:
Gaming	113,712	50,517	—	—	164,229
Food and beverage	7,981	2,342	—	—	10,323
Hotel	3,517	1,484	—	(1,213)	3,788
Retail, entertainment and other	10,475	2,027	678	(733)	12,447
Advertising, general and administrative	37,970	8,809	3,653	(3,910)	46,522
Corporate	3,269	—	—	3,850	7,119
Depreciation and amortization	15,496	3,306	284	—	19,086
Loss on disposition of assets	26	—	—	—	26
Total operating costs and expenses	192,446	68,485	4,615	(2,006)	263,540
Income (loss) from operations	52,523	11,743	(2,767)	—	61,499
Other income (expense):
Interest income	10	1,663	1,961	(1,728)	1,906
Interest expense, net of capitalized interest	(23,563)	(9,956)	(3,869)	1,728	(35,660)
Loss on interests in subsidiaries	(832)	(1,819)	—	2,651	—
Other expense, net	(4)	—	(46)	—	(50)
Total other expense	(24,389)	(10,112)	(1,954)	2,651	(33,804)
Net income (loss)	28,134	1,631	(4,721)	2,651	27,695
Loss attributable to non-controlling interests	—	—	217	222	439
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$28,134	$1,631	$(4,504)	$2,873	$28,134
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Three Months Ended June 30, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$213,600	$71,201	$—	$—	$284,801
Food and beverage	15,512	7,761	—	—	23,273
Hotel	10,855	1,305	—	—	12,160
Retail, entertainment and other	24,888	6,359	1,568	(1,273)	31,542
Gross revenues	264,855	86,626	1,568	(1,273)	351,776
Less-Promotional allowances	(18,959)	(5,500)	(6)	(975)	(25,440)
Net revenues	245,896	81,126	1,562	(2,248)	326,336
Operating costs and expenses:
Gaming	120,236	51,297	—	—	171,533
Food and beverage	7,921	2,438	—	—	10,359
Hotel	3,809	1,354	—	(1,213)	3,950
Retail, entertainment and other	11,961	2,309	—	(952)	13,318
Advertising, general and administrative	39,261	9,709	5,703	(5,744)	48,929
Corporate	3,598	—	—	5,661	9,259
Depreciation and amortization	16,397	3,420	253		20,070
(Gain) loss on disposition of assets	(66)	2	—		(64)
Total operating costs and expenses	203,117	70,529	5,956	(2,248)	277,354
Income (loss) from operations	42,779	10,597	(4,394)	—	48,982
Other income (expense):
Accretion of discount to the relinquishment liability	(552)	—	—	—	(552)
Interest income	20	1,300	1,763	(1,382)	1,701
Interest expense, net of capitalized interest	(23,953)	(10,392)	(3,463)	1,382	(36,426)
Loss on early extinguishment of debt	(2)	—	—	—	(2)
Loss on interests in subsidiaries	(4,426)	(5,022)	—	9,448	—
Other income, net	26	—	33	—	59
Total other expense	(28,887)	(14,114)	(1,667)	9,448	(35,220)
Net income (loss)	13,892	(3,517)	(6,061)	9,448	13,762
Loss attributable to non-controlling interests	—	—	—	130	130
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$13,892	$(3,517)	$(6,061)	$9,578	$13,892
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Nine Months Ended June 30, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$635,777	$201,686	$—	$—	$837,463
Food and beverage	45,708	20,983	120	—	66,811
Hotel	33,141	4,058	—	—	37,199
Retail, entertainment and other	71,169	9,167	5,714	(3,819)	82,231
Gross revenues	785,795	235,894	5,834	(3,819)	1,023,704
Less-Promotional allowances	(55,536)	(14,892)	(9)	(1,073)	(71,510)
Net revenues	730,259	221,002	5,825	(4,892)	952,194
Operating costs and expenses:
Gaming	341,772	144,222	—	—	485,994
Food and beverage	25,191	6,172	—	—	31,363
Hotel	10,248	4,158	—	(3,639)	10,767
Retail, entertainment and other	29,322	3,653	2,366	(1,073)	34,268
Advertising, general and administrative	116,711	24,698	10,646	(11,109)	140,946
Corporate	12,471	—	—	10,929	23,400
Depreciation and amortization	47,739	10,113	851	—	58,703
Loss on disposition of assets	843	2	—	—	845
Severance	3,244	126	—	—	3,370
Impairment of Project Horizon	2,502	—	—	—	2,502
Relinquishment liability reassessment	(243)	—	—	—	(243)
Total operating costs and expenses	589,800	193,144	13,863	(4,892)	791,915
Income (loss) from operations	140,459	27,858	(8,038)	—	160,279
Other income (expense):
Accretion of discount to the relinquishment liability	(227)	—	—	—	(227)
Interest income	32	4,636	5,813	(4,927)	5,554
Interest expense, net of capitalized interest	(71,260)	(30,055)	(11,304)	4,927	(107,692)
Loss on interests in subsidiaries	(11,079)	(6,760)	—	17,839	—
Other income (expense), net	7	—	(1,267)	—	(1,260)
Total other expense	(82,527)	(32,179)	(6,758)	17,839	(103,625)
Net income (loss)	57,932	(4,321)	(14,796)	17,839	56,654
Loss attributable to non-controlling interests	—	—	677	601	1,278
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$57,932	$(4,321)	$(14,119)	$18,440	$57,932
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Nine Months Ended June 30, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$632,604	$205,350	$—	$—	$837,954
Food and beverage	46,881	21,724	—	—	68,605
Hotel	31,870	2,893	—	—	34,763
Retail, entertainment and other	75,835	10,484	3,824	(3,078)	87,065
Gross revenues	787,190	240,451	3,824	(3,078)	1,028,387
Less-Promotional allowances	(56,186)	(15,367)	(15)	(977)	(72,545)
Net revenues	731,004	225,084	3,809	(4,055)	955,842
Operating costs and expenses:
Gaming	364,858	148,716	—	—	513,574
Food and beverage	24,660	6,547	—	—	31,207
Hotel	11,435	3,207	—	(2,898)	11,744
Retail, entertainment and other	34,149	4,251	—	(954)	37,446
Advertising, general and administrative	117,579	26,240	19,604	(19,683)	143,740
Corporate	10,071	—	—	19,480	29,551
Depreciation and amortization	49,091	10,318	658	—	60,067
(Gain) loss on disposition of assets	(15)	3	—	—	(12)
Pre-opening	—	1,187	—	—	1,187
Total operating costs and expenses	611,828	200,469	20,262	(4,055)	828,504
Income (loss) from operations	119,176	24,615	(16,453)	—	127,338
Other income (expense):
Accretion of discount to the relinquishment liability	(1,654)	—	—	—	(1,654)
Interest income	65	3,397	5,100	(3,615)	4,947
Interest expense, net of capitalized interest	(73,242)	(32,597)	(9,468)	3,615	(111,692)
Loss on early extinguishment of debt	(62,277)	—	—	—	(62,277)
Loss on interests in subsidiaries	(25,945)	(17,439)	—	43,384	—
Other income (expense), net	141	—	(960)	—	(819)
Total other expense	(162,912)	(46,639)	(5,328)	43,384	(171,495)
Net income (loss)	(43,736)	(22,024)	(21,781)	43,384	(44,157)
Loss attributable to non-controlling interests	—	—	—	421	421
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$(43,736)	$(22,024)	$(21,781)	$43,805	$(43,736)
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net income (loss)	$57,932	$(4,321)	$(14,796)	$17,839	$56,654
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	47,739	10,113	851	—	58,703
Relinquishment liability reassessment	(243)	—	—	—	(243)
Accretion of discount to the relinquishment liability	227	—	—	—	227
Cash paid for accretion of discount to the relinquishment liability	(778)	—	—	—	(778)
Amortization of debt issuance costs and accretion of bond discounts	5,518	—	239	—	5,757
Provision for losses on receivables	447	270	2,682	—	3,399
Impairment of Project Horizon	2,502	—	—	—	2,502
Loss on disposition of assets	843	2	—	—	845
Loss from unconsolidated affiliates	38	—	1,264	—	1,302
Inter-company transactions	(18,858)	31,889	4,800	(17,831)	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	1,856	(1,980)	(810)	652	(282)
Increase in inventories	(808)	(164)	—	—	(972)
Increase in other assets	(876)	(237)	(5,170)	(34)	(6,317)
Increase (decrease) in trade payables	(6,448)	(3,394)	39	—	(9,803)
Increase in accrued interest	19,622	—	437	—	20,059
Increase (decrease) in other liabilities	13,501	5,399	(4,844)	(626)	13,430
Net cash flows provided by (used in) operating activities	122,214	37,577	(15,308)	—	144,483
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including change in construction payables	(8,799)	(2,698)	(584)	—	(12,081)
Issuance of third-party loans and advances	—	—	(2,201)	—	(2,201)
Payments received on third-party loans	117	—	—	—	117
Increase in restricted cash, net	(27)	(716)	(39)	—	(782)
Proceeds from asset sales	1,577	—	—	—	1,577
Investments in the New England Black Wolves	—	—	(500)	—	(500)
Inter-company transactions	8,558	(14,915)	37	6,320	—
Net cash flows provided by (used in) investing activities	1,426	(18,329)	(3,287)	6,320	(13,870)
Cash flows provided by (used in) financing activities:
Senior Secured Credit Facility borrowings - Revolving	299,000	—	—	—	299,000
Senior Secured Credit Facility repayments - Revolving	(328,000)	—	—	—	(328,000)
Senior Secured Credit Facility repayments - Term Loan A	(5,469)	—	—	—	(5,469)
Senior Secured Credit Facility repayments - Term Loan B	(3,650)	—	—	—	(3,650)
Line of Credit borrowings	332,124	—	—	—	332,124
Line of Credit repayments	(335,165)	—	—	—	(335,165)
Repayments to Mohegan Tribe	—	—	(875)	—	(875)
Repayments of other long-term debt	(9,844)	—	(56)	—	(9,900)
Principal portion of relinquishment liability payments	(24,400)	—	—	—	(24,400)
Distributions to Mohegan Tribe	(32,500)	—	—	—	(32,500)
Payments on capital lease obligations	(726)	(37)	—	37	(726)
Inter-company transactions	—	(13,855)	20,212	(6,357)	—
Net cash flows provided by (used in) financing activities	(108,630)	(13,892)	19,281	(6,320)	(109,561)
Net increase in cash and cash equivalents	15,010	5,356	686	—	21,052

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Cash and cash equivalents at beginning of period	33,939	14,767	402	—	49,108
Cash and cash equivalents at end of period	$48,949	$20,123	$1,088	$—	$70,160
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Nine Months Ended June 30, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net loss	$(43,736)	$(22,024)	$(21,781)	$43,384	$(44,157)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	49,091	10,318	658	—	60,067
Accretion of discount to the relinquishment liability	1,654	—	—	—	1,654
Cash paid for accretion of discount to the relinquishment liability	(2,071)	—	—	—	(2,071)
Loss on early extinguishment of debt	58,481	—	—	—	58,481
Payments of tender offer costs and discounts	(48,155)	—	—	—	(48,155)
Amortization of debt issuance costs and accretion of bond discounts	5,925	—	239	—	6,164
Provision for losses on receivables	877	183	1,893	—	2,953
(Gain) loss on disposition of assets	(15)	3	—	—	(12)
(Gain) loss from unconsolidated affiliates	(154)	—	948	—	794
Inter-company transactions	(6,466)	46,421	3,423	(43,378)	—
Changes in operating assets and liabilities:
Increase in receivables	(3,409)	(1,849)	(688)	557	(5,389)
Increase in inventories	(1,342)	(371)	—	—	(1,713)
(Increase) decrease in other assets	992	(229)	(5,387)	(36)	(4,660)
Increase in trade payables	6,288	1,382	1	—	7,671
Increase (decrease) in accrued interest	9,114	—	(1,405)	—	7,709
Increase in other liabilities	1,231	2,562	5,749	(555)	8,987
Net cash flows provided by (used in) operating activities	28,305	36,396	(16,350)	(28)	48,323
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including change in construction payables	(14,680)	(3,382)	(10,839)	—	(28,901)
Issuance of third-party loans and advances	—	—	(1,392)	—	(1,392)
Payments received on third-party loans	606	—	—	—	606
Decrease in restricted cash, net	44	2,063	12,043	—	14,150
Proceeds from asset sales	105	—	—	—	105
Investments in unconsolidated affiliates	—	—	(29)	—	(29)
Inter-company transactions	19,812	(21,079)	—	1,267	—
Net cash flows provided by (used in) investing activities	5,887	(22,398)	(217)	1,267	(15,461)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility repayments - Term	(393,000)	—	—	—	(393,000)
Prior Term Loan Facility repayments, net of discount	(222,103)	—	—	—	(222,103)
Senior Secured Credit Facility borrowings - Revolving	193,000	—	—	—	193,000
Senior Secured Credit Facility repayments - Revolving	(173,000)	—	—	—	(173,000)
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	124,343	—	—	—	124,343
Senior Secured Credit Facility repayments - Term Loan A	(1,563)	—	—	—	(1,563)
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	720,952	—	—	—	720,952
Senior Secured Credit Facility repayments - Term Loan B	(3,650)	—	—	—	(3,650)

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Line of Credit borrowings	258,415	—	—	—	258,415
Line of Credit repayments	(258,415)	—	—	—	(258,415)
Repayments to Mohegan Tribe	—	—	(2,750)	—	(2,750)
Repayments of other long-term debt	(191,049)	—	(39)	—	(191,088)
Principal portion of relinquishment liability payments	(29,129)	—	—	—	(29,129)
Distributions to Mohegan Tribe	(32,500)	—	—	—	(32,500)
Payments of financing fees	(12,631)	—	—	—	(12,631)
Payments on capital lease obligations	(1,709)	(28)	—	28	(1,709)
Inter-company transactions	—	(20,728)	21,995	(1,267)	—
Net cash flows provided by (used in) financing activities	(22,039)	(20,756)	19,206	(1,239)	(24,828)
Net increase (decrease) in cash and cash equivalents	12,153	(6,758)	2,639	—	8,034
Cash and cash equivalents at beginning of period	44,060	18,655	909	—	63,624
Cash and cash equivalents at end of period	$56,213	$11,897	$3,548	$—	$71,658
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 10—SUBSEQUENT EVENTS:
Refinancing Transactions
On August 11, 2015, the Authority completed several financing transactions relating to the refinancing of certain of its outstanding indebtedness, as set forth below:
Amendment to Loan Agreement and Borrowing of Increase Term B Loans
On August 11, 2015, the Authority entered into an increase joinder and amendment agreement (the “Amendment Agreement”) among the Authority, the Tribe, the guarantors party thereto, Citizens Bank, N.A., as administrative agent, and the lenders party thereto, amending the loan agreement for its Senior Secured Credit Facilities. Pursuant to the Amendment Agreement, the Authority borrowed $90.0 million of increase term B loans (the “Increase Term B Loans”) on the same terms as the Authority’s existing term B loans. The net proceeds of the Increase Term B Loans will be used by the Authority to redeem outstanding 2012 Senior Subordinated Notes, as further described below.
Issuance of Additional 2013 Senior Unsecured Notes
On August 11, 2015, the Authority closed its previously announced private placement of an additional $85.0 million of its 2013 Senior Unsecured Notes (the “Additional 2013 Senior Unsecured Notes”). Subsequent to this transaction, the aggregate principal amount of 2013 Senior Unsecured Notes outstanding, including the Additional 2013 Senior Unsecured Notes, is $585.0 million. The net proceeds of the sale of the Additional 2013 Senior Unsecured Notes will be used by the Authority to redeem outstanding 2012 Senior Subordinated Notes, as further described below.
Registration Rights Agreement
On August 11, 2015, the Authority and the guarantors of the Additional 2013 Senior Unsecured Notes entered into a registration rights agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc. as representatives of the several initial purchasers of the Additional 2013 Senior Unsecured Notes. Upon the terms and subject to the conditions of this agreement, the Authority agreed to offer to exchange the Additional 2013 Senior Unsecured Notes, pursuant to a registration statement effective within 270 days of issuance, for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended. Under certain circumstances set forth in the registration rights agreement, the Authority also may be obligated to file a shelf registration statement with respect to the Additional 2013 Senior Unsecured Notes.
Redemption of 2012 Senior Subordinated Notes
On August 11, 2015, the Authority called for redemption of $175.0 million of its 2012 Senior Subordinated Notes (the “Redemption Notes”). The Redemption Notes will be redeemed on September 10, 2015 (the “Redemption Date”) at a redemption price equal to $1,053.47 per $1,000 principal amount thereof, which represents 100% of the aggregate principal amount of the Redemption Notes, plus accrued and unpaid interest thereon to the Redemption Date. After giving effect to the redemption, the aggregate principal amount of the Authority’s 2012 Senior Subordinated Notes outstanding will be approximately $100.2 million.
Prepayment of Downs Lodging Credit Facility
On July 16, 2015, Downs Lodging prepaid a portion of the Downs Lodging Credit Facility in the amount of approximately $4.5 million plus accrued interest and fees through the date of the prepayment (the “Downs Lodging Credit Facility Prepayment”). The Downs Lodging Credit Facility Prepayment was funded through an investment by the Authority.

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
Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:
Casino of the Earth
As of June 30, 2015, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 2,640 slot machines and 140 table games, including blackjack, roulette and craps;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

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

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars; and

•	the Wolf Den, an approximately 10,000-square-foot, 275-seat lounge featuring live entertainment seven days a week.
Casino of the Sky
As of June 30, 2015, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,000 slot machines and 120 table games, including blackjack, roulette and craps;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, a 24-hour coffee shop and three lounges and bars, all operated by us, as well as four full-service restaurants, three quick-service restaurants and a multi-station food court operated by third-parties, for a total restaurant seating of approximately 1,865;

•	The Shops at Mohegan Sun containing 29 retail shops, six of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret theatre;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Lansdowne Irish Pub and Music House with restaurant seating of approximately 205, Avalon Nightclub and Vista Lounge, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.

Casino of the Wind
As of June 30, 2015, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 525 slot machines, 30 table games, including blackjack, roulette and craps, and a 42-table themed poker room;

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
Mohegan Sun Pocono currently operates in an approximately 400,000-square-foot facility, which includes the following as of June 30, 2015:

•	approximately 94,000 square feet of gaming space;

•	approximately 2,330 slot machines, 75 table games, including blackjack, roulette and craps, and an 18-table poker room;

•	live harness racing and simulcast and off-track wagering;

•	a 238-room hotel, including a spa and fitness center;

•	approximately 20,000 square feet of convention space;

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

Results of Operations
Summary Operating Results
As of June 30, 2015, we own and operate, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise and the Mohegan Sun Golf Club, and have partnered with an unrelated third-party to own and operate the New England Black Wolves franchise, or collectively, the Connecticut facilities, and the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania facilities. Our operations related to investments in unconsolidated affiliates and certain other Corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$246,840	$248,866	$(2,026)	(0.8)%	$732,903	$734,277	$(1,374)	(0.2)%
Mohegan Sun Pocono	77,932	77,194	738	1.0%	218,456	220,863	(2,407)	(1.1)%
Corporate and other	1,540	1,549	(9)	(0.6)%	4,654	3,780	874	23.1%
Inter-segment revenues	(1,273)	(1,273)	—	—	(3,819)	(3,078)	(741)	(24.1)%
Total	$325,039	$326,336	$(1,297)	(0.4)%	$952,194	$955,842	$(3,648)	(0.4)%
Income (loss) from operations:
Mohegan Sun	$54,557	$47,088	$7,469	15.9%	$148,573	$127,459	$21,114	16.6%
Mohegan Sun Pocono	12,842	9,936	2,906	29.2%	31,423	26,555	4,868	18.3%
Corporate and other	(5,900)	(8,042)	2,142	26.6%	(19,717)	(26,676)	6,959	26.1%
Total	$61,499	$48,982	$12,517	25.6%	$160,279	$127,338	$32,941	25.9%
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$28,134	$13,892	$14,242	102.5%	$57,932	$(43,736)	$101,668	N.M.
Operating margin:
Mohegan Sun	22.1%	18.9%	3.2%	16.9%	20.3%	17.4%	2.9%	16.7%
Mohegan Sun Pocono	16.5%	12.9%	3.6%	27.9%	14.4%	12.0%	2.4%	20.0%
Total	18.9%	15.0%	3.9%	26.0%	16.8%	13.3%	3.5%	26.3%
_________
N.M. - Not meaningful.

The most significant factors and trends that we believe impacted our operating and financial performance were as follows:

•	various strategic operational and marketing and promotional changes designed to lower operating costs and expenses, enhance operating efficiency and improve profitability;

•	relatively flat net revenues at both Mohegan Sun and Mohegan Sun Pocono;

•	the continued ramp-up of hotel and convention center operations at Mohegan Sun Pocono;

•	a prolonged sluggish regional economic environment and its impact on consumer discretionary spending;

•	competitive gaming markets;

•	lower Corporate expenses;

•	lower interest expense; and

•	a non-recurring $62.3 million non-operating loss on early extinguishment of debt.
Net revenues for the three months and nine months ended June 30, 2015 compared to the same periods in the prior year were relatively flat.
Income from operations for the three months and nine months ended June 30, 2015 compared to the same periods in the prior year increased primarily due to lower operating costs and expenses at both Mohegan Sun and Mohegan Sun Pocono, combined with reduced Corporate expenses.
Net income attributable to the Authority for the three months ended June 30, 2015 compared to the same period in the prior year increased primarily as a result of the growth in income from operations. Net income attributable to the Authority for the nine months ended June 30, 2015 compared to the same period in the prior year increased primarily due to the non-recurring non-operating loss on early extinguishment of debt, combined with the increase in income from operations. The growth in net income attributable to the Authority for the three months and nine months ended June 30, 2015 also reflected lower interest expense.
Mohegan Sun
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Gaming	$213,199	$213,600	$(401)	(0.2)%	$635,777	$632,604	$3,173	0.5%
Food and beverage	15,653	15,799	(146)	(0.9)%	46,139	47,229	(1,090)	(2.3)%
Hotel	11,222	10,855	367	3.4%	33,141	31,870	1,271	4.0%
Retail, entertainment and other	26,876	28,532	(1,656)	(5.8)%	74,424	79,697	(5,273)	(6.6)%
Gross revenues	266,950	268,786	(1,836)	(0.7)%	789,481	791,400	(1,919)	(0.2)%
Less-Promotional allowances	20,110	19,920	190	1.0%	56,578	57,123	(545)	(1.0)%
Net revenues	$246,840	$248,866	$(2,026)	(0.8)%	$732,903	$734,277	$(1,374)	(0.2)%
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014
Gaming	79.9%	79.5%	80.5%	79.9%
Food and beverage	5.8%	5.9%	5.9%	6.0%
Hotel	4.2%	4.0%	4.2%	4.0%
Retail, entertainment and other	10.1%	10.6%	9.4%	10.1%
Total	100.0%	100.0%	100.0%	100.0%

Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Food and beverage	$6,895	$6,802	$93	1.4%	$19,461	$19,387	$74	0.4%
Hotel	3,266	3,242	24	0.7%	10,126	9,777	349	3.6%
Retail, entertainment and other	9,949	9,876	73	0.7%	26,991	27,959	(968)	(3.5)%
Total	$20,110	$19,920	$190	1.0%	$56,578	$57,123	$(545)	(1.0)%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Food and beverage	$6,362	$6,682	$(320)	(4.8)%	$18,391	$19,257	$(866)	(4.5)%
Hotel	1,421	1,597	(176)	(11.0)%	4,447	5,006	(559)	(11.2)%
Retail, entertainment and other	8,866	8,408	458	5.4%	24,788	25,252	(464)	(1.8)%
Total	$16,649	$16,687	$(38)	(0.2)%	$47,626	$49,515	$(1,889)	(3.8)%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Slots:
Handle	$1,786,356	$1,783,186	$3,170	0.2%	$5,200,649	$5,267,951	$(67,302)	(1.3)%
Gross revenues	$147,906	$143,698	$4,208	2.9%	$431,188	$426,779	$4,409	1.0%
Net revenues	$142,178	$138,304	$3,874	2.8%	$414,478	$411,669	$2,809	0.7%
Free promotional slot plays (1)	$14,463	$18,279	$(3,816)	(20.9)%	$41,705	$49,116	$(7,411)	(15.1)%
Weighted average number of machines (in units)	5,249	5,448	(199)	(3.7)%	5,313	5,483	(170)	(3.1)%
Hold percentage (gross)	8.3%	8.1%	0.2%	2.5%	8.3%	8.1%	0.2%	2.5%
Win per unit per day (gross) (in dollars)	$310	$290	$20	6.9%	$297	$285	$12	4.2%
Table games:
Drop	$432,156	$437,992	$(5,836)	(1.3)%	$1,312,299	$1,378,655	$(66,356)	(4.8)%
Revenues	$67,520	$71,384	$(3,864)	(5.4)%	$210,710	$209,254	$1,456	0.7%
Weighted average number of games (in units)	283	292	(9)	(3.1)%	283	288	(5)	(1.7)%
Hold percentage (2)	15.6%	16.3%	(0.7)%	(4.3)%	16.1%	15.2%	0.9%	5.9%
Win per unit per day (in dollars)	$2,625	$2,685	$(60)	(2.2)%	$2,724	$2,657	$67	2.5%
Poker:
Revenues	$2,336	$2,262	$74	3.3%	$7,504	$7,367	$137	1.9%
Weighted average number of tables (in units)	42	42	—	—	42	42	—	—
Revenue per unit per day (in dollars)	$611	$592	$19	3.2%	$654	$644	$10	1.6%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months and nine months ended June 30, 2015 compared to the same periods in the prior year were relatively flat. Gaming revenues for the three months and nine months ended June 30, 2015 reflected increased slot revenues which benefited from higher year over year hold percentages. The improvements in hold percentages were driven by the reductions in free promotional slot plays. Gaming revenues for the three months ended June 30, 2015 were negatively impacted by lower table game revenues primarily driven by lower year over year hold percentage, while gaming revenues for the nine months ended June 30, 2015 benefited from higher table game revenues due to higher year over year hold percentage.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Meals served	743	767	(24)	(3.1)%	2,154	2,210	(56)	(2.5)%
Average price per meal served (in dollars)	$15.95	$15.75	$0.20	1.3%	$15.94	$16.03	$(0.09)	(0.6)%

Food and beverage revenues for the three months and nine months ended June 30, 2015 compared to the same periods in the prior year declined primarily as a result of changes in our promotional programs designed to improve profitability.

The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Rooms occupied	105	104	1	1.0%	314	311	3	1.0%
Occupancy rate	97.8%	97.8%	—	—	97.8%	97.0%	0.8%	0.8%
Average daily room rate (in dollars)	$101	$97	$4	4.1%	$99	$97	$2	2.1%
Revenue per available room (in dollars)	$98	$95	$3	3.2%	$97	$94	$3	3.2%

Hotel revenues for the three months and nine months ended June 30, 2015 compared to the same periods in the prior year increased primarily as a result of increases in hotel occupancy by higher paying transient guests.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Arena events (in events)	31	29	2	6.9%	85	78	7	9.0%
Arena tickets	173	178	(5)	(2.8)%	492	484	8	1.7%
Average price per arena ticket (in dollars)	$58.68	$55.28	$3.40	6.2%	$53.61	$57.08	$(3.47)	(6.1)%

Retail, entertainment and other revenues for the three months and nine months ended June 30, 2015 compared to the same periods in the prior year decreased primarily due to lower gasoline revenues driven by declines in average price per gallon of gasoline sold at both our patron and employee gasoline and convenience centers. The decreases in retail, entertainment and other revenues also reflected lower entertainment revenues.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Gaming	$113,712	$120,236	$(6,524)	(5.4)%	$341,772	$364,858	$(23,086)	(6.3)%
Food and beverage	8,134	8,066	68	0.8%	25,412	24,902	510	2.0%
Hotel	3,517	3,809	(292)	(7.7)%	10,248	11,435	(1,187)	(10.4)%
Retail, entertainment and other	11,899	12,484	(585)	(4.7)%	32,904	35,582	(2,678)	(7.5)%
Advertising, general and administrative	39,138	40,525	(1,387)	(3.4)%	118,825	120,011	(1,186)	(1.0)%
Depreciation and amortization	15,857	16,722	(865)	(5.2)%	48,823	50,043	(1,220)	(2.4)%
(Gain) loss on disposition of assets	26	(64)	90	N.M.	843	(13)	856	N.M.
Severance	—	—	—	—	3,244	—	3,244	100.0%
Impairment of Project Horizon	—	—	—	—	2,502	—	2,502	100.0%
Relinquishment liability reassessment	—	—	—	—	(243)	—	(243)	(100.0)%
Total	$192,283	$201,778	$(9,495)	(4.7)%	$584,330	$606,818	$(22,488)	(3.7)%
_________
N.M. - Not meaningful.

Gaming costs and expenses for the three months and nine months ended June 30, 2015 compared to the same periods in the prior year declined primarily as a result of various strategic operational and marketing and promotional changes designed to enhance operating efficiency and improve profitability. These initiatives resulted in lower payroll costs and reduced casino marketing and promotional expenses. The reductions in gaming costs and expenses also resulted from lower costs related to coupon redemptions at third-party outlets. Expenses associated with the combined slot win and free promotional slot play contributions totaled $37.0 million and $107.8 million for the three months and nine months ended June 30, 2015, respectively, and $36.6 million and $107.6 million for the three months and nine months ended June 30, 2014, respectively. Gaming costs and expenses as a percentage of gaming revenues were 53.3% and 53.8% for the three months and nine months ended June 30, 2015, respectively, and 56.3% and 57.7% for the three months and nine months ended June 30, 2014, respectively.

Food and beverage costs and expenses for the three months and nine months ended June 30, 2015 compared to the same periods in the prior year increased primarily due to reduced costs of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses. These results were partially offset by lower payroll costs.
Hotel costs and expenses for the three months and nine months ended June 30, 2015 compared to the same periods in the prior year declined primarily as a result of lower payroll costs, partially offset by reduced costs of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the three months and nine months ended June 30, 2015 compared to the same periods in the prior year decreased primarily due to lower gasoline cost of goods sold commensurate with the declines in gasoline revenues. The decline in retail, entertainment and other costs and expenses for the nine months ended June 30, 2015 also reflected lower direct entertainment costs.
Advertising, general and administrative costs and expenses for the three months and nine months ended June 30, 2015 compared to the same periods in the prior year declined primarily as a result of lower utility costs, combined with our overall focus on managing expenses, including expenditures associated with services provided by third-party providers. The reduction in advertising, general and administrative costs and expenses for the nine months ended June 30, 2015 was partially offset by higher payroll costs.
Severance for the nine months ended June 30, 2015 reflected charges related to a February 2015 workforce reduction to better align certain staffing levels with current business volumes. The costs associated with related post-employment severance benefits were expensed at the time the termination was communicated to the employees. We do not anticipate incurring any additional severance charges in connection with this workforce reduction, other than charges that may arise from adjustments to the initial estimates utilized under the plan. Cash payments commenced in March 2015 and are anticipated to be completed in November 2015.
Impairment of Project Horizon for the nine months ended June 30, 2015 resulted from a further re-evaluation of the planned third-party developed and owned retail center element of the project, including master planning costs, following an agreement with a wholly-owned instrumentality of the Tribe to develop the planned third-party hotel element of the project. Based on our re-evaluation, we determined that these elements of the project were no longer feasible at this time, and, accordingly, the related $2.5 million in assets did not have any future benefit resulting in the impairment charge. There are no remaining assets related to the suspended elements of Project Horizon.
Mohegan Sun Pocono
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Gaming	$71,514	$71,201	$313	0.4%	$201,686	$205,350	$(3,664)	(1.8)%
Food and beverage	7,368	7,474	(106)	(1.4)%	20,672	21,376	(704)	(3.3)%
Hotel (1)	1,478	1,305	173	13.3%	4,058	2,893	1,165	40.3%
Retail, entertainment and other	2,662	2,708	(46)	(1.7)%	6,922	6,596	326	4.9%
Gross revenues	83,022	82,688	334	0.4%	233,338	236,215	(2,877)	(1.2)%
Less-Promotional allowances	5,090	5,494	(404)	(7.4)%	14,882	15,352	(470)	(3.1)%
Net revenues	$77,932	$77,194	$738	1.0%	$218,456	$220,863	$(2,407)	(1.1)%
 ___________

(1)	Hotel operations commenced on November 15, 2013.
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014
Gaming	86.1%	86.1%	86.4%	86.9%
Food and beverage	8.9%	9.0%	8.9%	9.1%
Hotel	1.8%	1.6%	1.7%	1.2%
Retail, entertainment and other	3.2%	3.3%	3.0%	2.8%
Total	100.0%	100.0%	100.0%	100.0%

Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Food and beverage	$4,109	$4,333	$(224)	(5.2)%	$11,890	$12,847	$(957)	(7.4)%
Hotel	419	441	(22)	(5.0)%	1,290	983	307	31.2%
Retail, entertainment and other	562	720	(158)	(21.9)%	1,702	1,522	180	11.8%
Total	$5,090	$5,494	$(404)	(7.4)%	$14,882	$15,352	$(470)	(3.1)%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Food and beverage	$2,746	$3,038	$(292)	(9.6)%	$8,016	$8,969	$(953)	(10.6)%
Hotel	570	682	(112)	(16.4)%	1,925	1,633	292	17.9%
Retail, entertainment and other	599	676	(77)	(11.4)%	1,752	1,504	248	16.5%
Total	$3,915	$4,396	$(481)	(10.9)%	$11,693	$12,106	$(413)	(3.4)%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Slots:
Handle	$673,523	$693,303	$(19,780)	(2.9)%	$1,910,296	$1,975,300	$(65,004)	(3.3)%
Gross revenues	$55,781	$56,235	$(454)	(0.8)%	$158,058	$163,905	$(5,847)	(3.6)%
Net revenues	$55,728	$56,237	$(509)	(0.9)%	$157,696	$163,862	$(6,166)	(3.8)%
Free promotional slot plays (1)	$11,909	$13,502	$(1,593)	(11.8)%	$33,801	$36,664	$(2,863)	(7.8)%
Weighted average number of machines (in units)	2,330	2,330	—	—	2,331	2,331	—	—
Hold percentage (gross)	8.3%	8.1%	0.2%	2.5%	8.3%	8.3%	—	—
Win per unit per day (gross) (in dollars)	$263	$265	$(2)	(0.8)%	$248	$258	$(10)	(3.9)%
Table games:
Drop	$56,668	$55,751	$917	1.6%	$172,078	$154,968	$17,110	11.0%
Revenues	$11,758	$10,514	$1,244	11.8%	$34,503	$30,328	$4,175	13.8%
Weighted average number of games (in units)	73	69	4	5.8%	73	67	6	9.0%
Hold percentage (2)	20.7%	18.9%	1.8%	9.5%	20.1%	19.6%	0.5%	2.6%
Win per unit per day (in dollars)	$1,768	$1,675	$93	5.6%	$1,738	$1,655	$83	5.0%
Poker:
Revenues	$738	$870	$(132)	(15.2)%	$2,329	$2,636	$(307)	(11.6)%
Weighted average number of tables (in units)	18	18	—	—	18	18	—	—
Revenue per unit per day (in dollars)	$451	$531	$(80)	(15.1)%	$474	$536	$(62)	(11.6)%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months ended June 30, 2015 compared to the same period in the prior year were relatively flat primarily reflecting increased table game revenues, partially offset by lower slot revenues. Gaming revenues for the nine months ended June 30, 2015 compared to the same period in the prior year declined primarily due to lower slot revenues, partially offset by increased table game revenue. We believe slot revenues continued to be pressured by a sluggish regional economic environment. Table game revenues benefited from higher year over year hold percentages and increased volumes driven by the addition of our hotel and convention center.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Meals served	192	207	(15)	(7.2)%	509	573	(64)	(11.2)%
Average price per meal served (in dollars)	$17.27	$16.54	$0.73	4.4%	$18.13	$17.19	$0.94	5.5%
Food and beverage revenues for the three months and nine months ended June 30, 2015 compared to the same periods in the prior year decreased primarily as a result of the reductions in meals served due, in part, to changes in our promotional programs designed to improve profitability.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Rooms occupied	21	20	1	5.0%	61	47	14	29.8%
Occupancy rate	96.1%	94.9%	1.2%	1.3%	94.0%	90.4%	3.6%	4.0%
Average daily room rate (in dollars)	$66	$62	$4	6.5%	$62	$59	$3	5.1%
Revenue per available room (in dollars)	$63	$58	$5	8.6%	$58	$53	$5	9.4%

Hotel revenues for the three months ended June 30, 2015 compared to the same period in the prior year increased primarily due to the continued ramp-up of our hotel operations. Hotel revenues for the nine months ended June 30, 2015 compared to the same period in the prior year increased primarily as a result of a full period of hotel operations.
Retail, entertainment and other revenues for the three months ended June 30, 2015 compared to the same period in the prior year were relatively flat. Retail, entertainment and other revenues for the nine months ended June 30, 2015 compared to the same period in the prior year increased primarily due to higher retail revenues resulting from changes in our promotional programs.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Gaming	$50,517	$51,297	$(780)	(1.5)%	$144,222	$148,716	$(4,494)	(3.0)%
Food and beverage	2,189	2,293	(104)	(4.5)%	5,951	6,305	(354)	(5.6)%
Hotel (1)	1,484	1,354	130	9.6%	4,158	3,207	951	29.7%
Retail, entertainment and other	548	834	(286)	(34.3)%	1,364	1,864	(500)	(26.8)%
Advertising, general and administrative	7,384	8,404	(1,020)	(12.1)%	22,121	23,729	(1,608)	(6.8)%
Depreciation and amortization	2,968	3,076	(108)	(3.5)%	9,089	9,299	(210)	(2.3)%
Loss on disposition of assets	—	—	—	—	2	1	1	100.0%
Severance	—	—	—	—	126	—	126	100.0%
Pre-opening	—	—	—	—	—	1,187	(1,187)	(100.0)%
Total	$65,090	$67,258	$(2,168)	(3.2)%	$187,033	$194,308	$(7,275)	(3.7)%
 ___________

(1)	Hotel operations commenced on November 15, 2013.
Gaming costs and expenses for the three months and nine months ended June 30, 2015 compared to the same periods in the prior year declined primarily due to lower Pennsylvania slot machine tax expenses commensurate with the reductions in slot revenues and reduced payroll costs. The decline in gaming costs and expenses for the three months ended June 30, 2015 also resulted from lower costs related to momentum dollar redemptions at Mohegan Sun Pocono-owned outlets. Expenses associated with the Pennsylvania slot machine tax totaled $31.1 million and $88.7 million for the three months and nine months ended June 30, 2015, respectively, and $31.4 million and $91.8 million for the three months and nine months ended June 30, 2014, respectively. Expenses associated with the Pennsylvania table game tax totaled $1.8 million and $5.2 million for the three months and nine months ended June 30, 2015, respectively, and $1.6 million and $4.6 million for the three months and nine months ended June 30, 2014, respectively. Gaming costs and expenses as a percentage of gaming revenues were 70.6% and 71.5% for the three months and nine months ended June 30, 2015, respectively, and 72.0% and 72.4% for the three months and nine months ended June 30, 2014, respectively.
Food and beverage costs and expenses for the three months and nine months ended June 30, 2015 compared to the same periods in the prior year decreased primarily as a result of lower payroll costs and cost of goods sold commensurate with the declines in food and beverage revenues. These results were partially offset by reduced costs of food and beverage complimentaries, resulting in lower amounts of food and beverage costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the three months ended June 30, 2015 compared to the same period in the prior year increased primarily due to reduced costs of hotel complimentaries, resulting in lower amounts of hotel costs being allocated to gaming costs and expenses. Hotel costs and expenses for the nine months ended June 30, 2015 compared to the same period in the prior year increased primarily as a result of a full period of hotel operations.
Retail, entertainment and other costs and expenses for the three months and nine months ended June 30, 2015 compared to the same periods in the prior year declined primarily as a result of lower entertainment costs driven by fewer shows held at the new 1,500-seat entertainment venue and non-recurring costs associated with the January 2014 grand opening festivities for the hotel. The decline in retail, entertainment and other costs and expenses for the nine months ended June 30, 2015 also reflected increased costs of retail, entertainment and other complimentaries, resulting in higher amounts of retail, entertainment and other complimentaries costs being allocated to gaming costs and expenses, partially offset by higher payroll costs and retail cost of goods sold.
Advertising, general and administrative costs and expenses for the three months and nine months ended June 30, 2015 compared to the same periods in the prior year declined primarily due to our overall focus on managing expenses resulting in reduced payroll and advertising costs.
Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Corporate and other:
Gross revenues (1)	$1,560	$1,575	$(15)	(1.0)%	$4,704	$3,850	$854	22.2%
Less-Promotional allowances	20	26	(6)	(23.1)%	50	70	(20)	(28.6)
Net revenues	$1,540	$1,549	$(9)	(0.6)%	$4,654	$3,780	$874	23.1%

Expenses	$7,179	$9,319	$(2,140)	(23.0)%	$23,580	$29,731	$(6,151)	(20.7)%
Depreciation and amortization	261	272	(11)	(4.0)%	791	725	66	9.1%
Total expenses	$7,440	$9,591	$(2,151)	(22.4)%	$24,371	$30,456	$(6,085)	(20.0)%
 ___________

(1)	Primarily represented inter-segment revenues which are eliminated in consolidation.
Corporate and other expenses for the three months and nine months ended June 30, 2015 compared to the same periods in the prior year declined primarily due to reduced expenditures associated with our pursuit of a Massachusetts casino license, partially offset by additional expenditures related to our pursuit of a casino license in South Korea. The reduction in Corporate and other expenses for the nine months ended June 30, 2015 was partially offset by higher payroll costs.

Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2015	2014	Variance	Percentage Variance	2015	2014	Variance	Percentage Variance
Accretion of discount to the relinquishment liability (1)	$—	$(552)	$552	100.0%	$(227)	$(1,654)	$1,427	86.3%
Interest income (2)	1,906	1,701	205	12.1%	5,554	4,947	607	12.3%
Interest expense, net of capitalized interest	(35,660)	(36,426)	766	2.1%	(107,692)	(111,692)	4,000	3.6%
Loss on early extinguishment of debt (3)	—	(2)	2	100.0%	—	(62,277)	62,277	100.0%
Other income (expense), net (4)	(50)	59	(109)	N.M.	(1,260)	(819)	(441)	(53.8)%
Total other expense	$(33,804)	$(35,220)	$1,416	4.0%	$(103,625)	$(171,495)	$67,870	39.6%
_________

(1)	Represented accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Primarily represented interest earned on long-term receivables.

(3)	Primarily represented financing fees expensed in connection with our November 2013 refinancing transactions.

(4)	Primarily represented loss from unconsolidated affiliates.
N.M. - Not meaningful.
Interest expense for the three months and nine months ended June 30, 2015 compared to the same periods in the prior year declined primarily as a result of lower weighted average outstanding debt. Weighted average outstanding debt was $1.72 billion and $1.74 billion for the three months and nine months ended June 30, 2015, respectively, compared to $1.78 billion and $1.76 billion for the three months and nine months ended June 30, 2014, respectively. Weighted average interest rate was 8.3% for each of the three months and nine months ended June 30, 2015, respectively, compared to 8.2% and 8.5% for the three months and nine months ended June 30, 2014, respectively.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, our operating results for the three months and nine months ended June 30, 2015 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Nine Months Ended June 30,
	2015	2014	Variance	Percentage Variance
Net cash provided by operating activities	$144,483	$48,323	$96,160	199.0%
Net cash used in investing activities	(13,870)	(15,461)	1,591	10.3%
Net cash used in financing activities	(109,561)	(24,828)	(84,733)	(341.3)%
Net increase in cash and cash equivalents	$21,052	$8,034	$13,018	162.0%

As of June 30, 2015 and September 30, 2014, we held cash and cash equivalents of $70.2 million and $49.1 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts, relinquishment liability reassessments and gains and losses on early extinguishment of debt.
The increase in cash provided by operating activities for the nine months ended June 30, 2015 compared to the same period in the prior year resulted from increased net income and lower working capital requirements. Cash provided by operating activities for the nine months ended June 30, 2014 were negatively impacted by approximately $52.0 million as a result of our November 2013 refinancing transactions, including payments of tender and consent fees.
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
The decrease in cash used in investing activities for the nine months ended June 30, 2015 compared to the same period in the prior year was primarily due to lower capital expenditures after factoring in related restricted cash. The increase in cash used in financing activities for the nine months ended June 30, 2015 compared to the same period in the prior year was driven by debt repayments.
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
As of June 30, 2015, amounts outstanding under the revolving facility, term loan A facility and term loan B facility totaled $8.0 million, $114.1 million and $719.1 million, respectively. As of June 30, 2015, letters of credit issued under the revolving facility totaled $3.0 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, and after taking into account restrictive financial covenant requirements, we had approximately $89.0 million of borrowing capacity under the revolving facility and line of credit as of June 30, 2015.
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
As of June 30, 2015, the $8.0 million outstanding under the revolving facility was comprised of a $3.0 million base rate loan based on a base rate of 3.25% plus 325 basis points and $5.0 million in Eurodollar rate loans based on a Eurodollar rate of 0.19% plus 425 basis points. The commitment fee was 0.50% as of June 30, 2015. As of June 30, 2015, the $114.1 million outstanding under the term loan A facility was based on a Eurodollar rate of 0.28% plus 425 basis points. As of June 30, 2015, the $719.1 million outstanding under the term loan B facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points.

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
Maximum secured leverage ratio covenant, or ratio of secured debt to annualized EBITDA, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
June 30, 2015	3.50:1.00
September 30, 2015 through June 30, 2016	3.25:1.00
September 30, 2016 and thereafter	3.00:1.00
Minimum fixed charge coverage ratio covenant, as defined under the senior secured credit facilities:

Fiscal Quarters Ending:
June 30, 2015 and thereafter	1.05:1.00
As of June 30, 2015, we and the Tribe were in compliance with all respective covenant requirements under the senior secured credit facilities.
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
In August 2013, we repurchased an aggregate principal amount of $69.0 million 2012 senior subordinated notes. An aggregate principal amount of $275.2 million 2012 senior subordinated notes remains outstanding as of June 30, 2015.
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
As of June 30, 2015, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
We or our affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and our liquidity and covenant requirement restrictions, among other factors.
Line of Credit
In November 2013, we entered into a $16.5 million revolving credit facility with Bank of America, N.A., or the line of credit. The line of credit is coterminous with the senior secured credit facilities. Pursuant to provisions of the senior secured credit facilities, under certain circumstances, the line of credit may be converted into loans under the senior secured credit facilities. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. As of June 30, 2015, no amount was drawn on the line of credit. Borrowings under the line of credit are uncollateralized obligations. The line of credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the senior secured credit facilities. As of June 30, 2015, we were in compliance with all covenant requirements under the line of credit.
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
Downs Lodging Credit Facility
In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender, or the Downs Lodging credit facility. The proceeds from the Downs Lodging credit facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun Pocono. The Downs Lodging credit facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%. Under the terms of the Downs Lodging credit facility, accrued interest of 10.0% is payable monthly in cash during the term of the loan, with the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. The Downs Lodging credit facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging credit facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of June 30, 2015, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging credit facility.
Capital Expenditures
The following table presents data related to capital expenditures (in millions):

	Capital Expenditures
	Nine Months Ended	Remaining Forecasted	Total Forecasted
	June 30, 2015	Fiscal Year 2015	Fiscal Year 2015
Mohegan Sun:
Maintenance	$6.6	$23.4	$30.0
Development	0.3	—	0.3
Subtotal	6.9	23.4	30.3
Mohegan Sun Pocono:
Maintenance	1.8	3.2	5.0
Development	0.2	—	0.2
Subtotal	2.0	3.2	5.2
Corporate:
Expansion - Project Sunlight	0.1	—	0.1
Subtotal	0.1	—	0.1
Total	$9.0	$26.6	$35.6
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun Pocono. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun Pocono through a combination of existing cash, cash flows provided by operating activities and draws under our revolving facility.

Interest Expense
The following table presents our interest expense (in thousands, net of capitalized interest):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014
Prior bank credit facility	$—	$—	$—	$3,199
Prior term loan facility (1)	—	—	—	2,924
Senior secured credit facility - revolving	451	507	1,591	976
Senior secured credit facility - term loan A (1)	1,369	1,464	4,288	3,591
Senior secured credit facility - term loan B (1)	10,547	10,625	31,699	26,183
2009 11 1/2% second lien senior secured notes (1)	—	—	—	5
2012 11 1/2% second lien senior secured notes (1)	—	—	—	3,285
2013 9 3/4% senior unsecured notes	12,188	12,188	36,563	36,563
2004 7 1/8% senior subordinated notes	—	377	—	1,131
2005 6 7/8% senior subordinated notes	—	166	249	498
2012 11% senior subordinated notes (1)	7,756	7,736	23,252	23,193
Line of credit	50	60	174	170
2009 Mohegan Tribe promissory note	44	44	131	196
2012 Mohegan Tribe Minor's Trust promissory note	411	424	1,234	1,309
2013 Mohegan Tribe promissory note	73	73	221	221
Downs Lodging credit facility	1,557	1,557	4,671	4,808
Capital leases	25	50	83	184
Amortization of debt issuance costs	1,189	1,155	3,536	3,991
Capitalized interest	—	—	—	(735)
Total interest expense, net of capitalized interest	$35,660	$36,426	$107,692	$111,692
 ___________

(1)	Includes accretion of discount.
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
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, foreseeable capital expenditure requirements and distributions to the Tribe for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for further details regarding risks relating to our sufficiency of resources. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, and after taking into account restrictive financial covenant requirements, we had approximately $89.0 million of borrowing capacity under the revolving facility and line of credit as of June 30, 2015. Distributions to the Tribe are anticipated to total approximately $50 million for fiscal 2015.

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
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of June 30, 2015, our primary exposure to market risk was interest rate risk associated with our senior secured credit facilities which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the respective facility.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of June 30, 2015 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of June 30, 2015.

	Expected Maturity Date						Total	Fair Value
	2015	2016	2017	2018	2019	Thereafter
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$1,714	$52,944	$11,267	$276,265	$7,831	$501,007	$851,028	$880,811
Average interest rate	8.5%	12.3%	9.2%	11.0%	3.8%	9.7%	10.2%
Variable rate	$4,168	$19,019	$19,800	$798,125	—	—	$841,112	$835,530
Average interest rate (1)	5.0%	5.1%	5.8%	6.5%	—	—	5.8%
_________

(1)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $8.4 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	August 14, 2015	By:	/S/ KEVIN P. BROWN
Kevin P. Brown Chairman and Member, Management Board

Date:	August 14, 2015	By:	/S/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	August 14, 2015	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

4.13
Registration Rights Agreement, dated August 11, 2015, between the Mohegan Tribal Gaming Authority, the subsidiary guarantors party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc., as representatives of the several initial purchasers, relating to the $85,000,000 Principal Amount of 9 3/4% Senior Notes Due 2021 of the Mohegan Tribal Gaming Authority (filed herewith).

10.1
First Amendment to the Priority Distribution Agreement, dated as of December 31, 2014, by and between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014, filed with the SEC on February 17, 2015 and incorporated by reference herein).

10.2
Amendment to the Land Lease, dated as of February 27, 2015, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.2 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the SEC on May 15, 2015 and incorporated by reference herein).

10.3
Increase Joinder and Amendment Agreement, dated as of August 11, 2015, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Citizens Bank, N.A., as administrative agent, and the lenders party thereto (filed herewith).

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