Form 10-K
period 2015-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2015-12-29
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________
FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements about future events, including, without limitation, information relating to business development activities, as well as capital spending, financing sources, the effects of regulation (including gaming and tax regulation) and increased competition. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements sometimes can be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. You should review carefully all of the information in this Annual Report on Form 10-K, including the accompanying consolidated financial statements.
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
These factors and the other risk factors discussed in this Annual Report on Form 10-K are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K. We do not have and do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.

PART I

Item 1.	Business.
Overview
The Tribe and the Authority
The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally-recognized Indian tribe with an approximately 595-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut entered into a compact, the Mohegan Compact, which was approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in southern New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., or Downs Racing, we also own and operate Mohegan Sun Pocono, a gaming and entertainment facility located in Plains Township, Pennsylvania, and several off-track wagering facilities, or OTW facilities, located elsewhere in Pennsylvania, collectively the Pennsylvania facilities. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.
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
Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:
Casino of the Earth
As of September 30, 2015, Casino of the Earth offered:

•	approximately 188,000 square feet of gaming space;

•	approximately 2,605 slot machines and 135 table games, including blackjack, roulette and craps;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

•
food and beverage amenities, including: Seasons Buffet, a 784-seat multi-station buffet with live cooking stations, Bobby Flay's Bobby's Burger Palace, Bow & Arrow Sports Bar and multiple service bars, all operated by us, as well as Ballo Italian Restaurant & Social Club, Sunrise Square Food Court, a Hong Kong-style food outlet offering authentic Southeast Asian cuisine, Frank Pepe Pizzeria Napoletana, Hash House a Go Go, Fidelia's Market, an approximately 290-seat multi-station food court, and Carlo's Bakery operated by third-parties, for a total restaurant seating of approximately 2,155;

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars; and

•	the Wolf Den, an approximately 10,000-square-foot, 275-seat lounge featuring live entertainment seven days a week.
Casino of the Sky
As of September 30, 2015, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,015 slot machines and 115 table games, including blackjack, roulette and craps;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, a 24-hour coffee shop and three lounges and bars, all operated by us, as well as four full-service restaurants, three quick-service restaurants and a multi-station food court operated by third-parties, for a total restaurant seating of approximately 1,865;

•	The Shops at Mohegan Sun containing 29 retail shops, six of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret theatre;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Lansdowne Irish Pub and Music House with restaurant seating of approximately 205, Avalon Nightclub and Vista Lounge, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.
Casino of the Wind
As of September 30, 2015, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 520 slot machines, 25 table games, including blackjack, roulette and craps, and a 42-table themed poker room;

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
Mohegan Sun Pocono currently operates in an approximately 400,000-square-foot facility, which includes the following as of September 30, 2015:

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
Strategy
Our overall strategy is to profit from gaming in our core markets, as well as to diversify the Tribe’s business interests within the gaming industry. Mohegan Sun primarily receives patronage from guests residing within 100 miles of Mohegan Sun, which represents our primary market. Mohegan Sun also receives patronage from guests residing within a 100 to 200 mile radius, which represents our secondary market. With the completion of Project Sunburst in 2002, we have developed Mohegan Sun into a full-scale entertainment and destination resort. The addition of Casino of the Wind and Sunrise Square further strengthens our presence in the Northeast United States gaming market. We have also taken significant steps in our diversification efforts with the addition of our Mohegan Sun Pocono operations and joint venture and management arrangement with the owner of Resorts Casino Hotel in Atlantic City, New Jersey, as well as our development and management agreements with the Cowlitz Indian Tribe for the Cowlitz casino project in Clark County, Washington.
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
Management of Resorts Casino Hotel
In 2012, we formed Mohegan Gaming Advisors, LLC, or Mohegan Gaming Advisors, as our wholly-owned unrestricted subsidiary, to pursue gaming opportunities outside the State of Connecticut, including management contracts and consulting agreements for casino and entertainment properties in the United States. Mohegan Gaming Advisors holds 100% membership interests in MGA Holding NJ, LLC and MGA Gaming NJ, LLC, or collectively, the Mohegan NJ entities. The Mohegan NJ entities were formed to pursue management contracts and consulting agreements in the State of New Jersey. In October 2012, Mohegan Gaming Advisors, through the Mohegan NJ entities, entered into a joint venture and management arrangement with the owner of Resorts Casino Hotel in Atlantic City, New Jersey, pursuant to which it manages the facility and owns 10% of the facility and affiliated on-line gaming businesses.
Cowlitz Project
In July 2004, we formed Mohegan Ventures-Northwest, LLC, or Mohegan Ventures-NW, as our wholly-owned unrestricted subsidiary. Mohegan Ventures-NW is one of three current members in Salishan-Mohegan, LLC, or Salishan-Mohegan, which was formed to participate in the Cowlitz Project, a proposed casino to be owned by the Cowlitz Tribe and to be located on the Cowlitz reservation in Clark County, Washington. Mohegan Ventures-NW, Salishan Company, LLC, an unrelated entity, and a subsidiary of the Tribe hold membership interests in Salishan-Mohegan of 49.15%, 40% and 10.85%, respectively. Salishan-Mohegan holds a 100% membership interest in Salishan-Mohegan Two, LLC and Interchange Development Group, LLC, both of which were formed to acquire certain property related to the Cowlitz Project.
In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time.
Under the terms of the development agreement, Salishan-Mohegan assists in securing financing, as well as administration and oversight of the planning, designing, development, construction and furnishing of the proposed casino. The development agreement provides for development fees of 3% of total project costs, as defined under the development agreement. Under the terms of Salishan-Mohegan's operating agreement, development fees will be distributed to Mohegan Ventures-NW. In 2006, pursuant to the development agreement, Salishan-Mohegan purchased an approximately 152-acre site for the proposed casino.
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
Under the terms of the development agreement, certain receivables contributed to Salishan-Mohegan and amounts advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe are reimbursable to Salishan-Mohegan by the Cowlitz Tribe, subject to appropriate approvals defined under the development agreement. As of September 30, 2015, reimbursements are contingent and are to be distributed upon: (1) the related property being taken into trust by the United States Department of the Interior and (2) the receipt of necessary financing for the development of the proposed casino. As of September 30, 2015, the Authority accrued interest on the Salishan-Mohegan receivables at an annual rate of 10.0%.
In March 2013, two lawsuits challenging a December 2010 decision of the Assistant Secretary - Indian Affairs of the Department of the Interior to take the Cowlitz Project site into trust were dismissed on procedural grounds. In April 2013, pursuant to judicial directive, the Department of the Interior issued a new Record of Decision to take the Cowlitz Project site into trust, determining for a second time that the site will serve as the initial reservation of the Cowlitz Tribe and that the tribe may conduct gaming on such lands under the Indian Gaming Regulatory Act. In June 2013, the plaintiffs in the earlier litigation filed two new lawsuits challenging the new Record of Decision, and, in July 2013, those lawsuits were consolidated. By Notice of Trust Acquisition filed with the court in October 2014, while motions for summary judgment filed by the plaintiffs and the defendants were pending, the defendants provided the court notice of the United States Department of the Interior's planned trust acquisition of the Cowlitz Project site, which was the subject of the litigation, on the earlier of: (1) January 21, 2015 and (2) 30 days after a court order granting summary judgment in favor of the defendants. On December 12, 2014, a U.S. District Court for the District of Columbia judge entered an order granting summary judgment in favor of the defendants, thereby upholding the Record of Decision and denying the plaintiffs’ motion. The plaintiffs subsequently appealed and such appeals remain pending before the Court of Appeals for the District of Columbia Circuit. We can provide no assurance as to the outcome of these appeals or any future litigation.
In March 2015, the Cowlitz Project site was taken into trust by the United States Department of the Interior for the benefit of the Cowlitz Tribe. In connection with this event, the Cowlitz Tribe leased a substantial portion of the Cowlitz Project site back to Salishan-Mohegan for a nominal rental fee.
Construction of the Cowlitz Project commenced on September 18, 2015. We can provide no assurance that remaining permits or approvals related to construction and opening or other remaining steps and conditions for the Cowlitz Project site to be approved for gaming will be satisfied. Furthermore, we can provide no assurance as to the outcome of the pending federal court appeal or any future litigation relating to the Cowlitz Project.

On December 4, 2015, the Cowlitz Tribal Gaming Authority, or the CTGA, closed on its financing for the Cowlitz Project. The financing provides funding for construction of the Cowlitz Project and a partial repayment of reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project, or the Salishan-Mohegan receivables. In connection with this transaction, Salishan-Mohegan was repaid $19.4 million of the Salishan-Mohegan receivables, a portion of which was used to repay certain outstanding debt of Salishan-Mohegan. In accordance with the terms of the development agreement, as amended, the remaining outstanding Salishan-Mohegan receivables are to be repaid in equal monthly installments over a seven-year period beginning in the first month following the opening of the Cowlitz Project, plus accrued interest at a rate equal to 1.0% above the Cowlitz Project financing rate, or 12.5%. Pursuant to the development agreement, repayment of the Salishan-Mohegan receivables may accelerate depending on the level of available cash at the end of each fiscal year, subject to certain conditions as set forth in the development agreement, including conditions of the Cowlitz financing. Also in connection with the Cowlitz financing, Salishan-Mohegan assigned the lease for the Cowlitz Project site to CTGA.

Korea
In April 2015, we entered into a memorandum of understanding with the Incheon International Airport Corporation, the owner and operator of the Incheon International Airport in South Korea, near Seoul, for the long-term lease of land for the development of an integrated resort and casino. In June 2015, Mohegan Gaming Advisors formed Inspire Integrated Resort Co.,

Ltd., or Inspire Integrated Resort, under the laws of the Republic of Korea (South) to pursue the licensing for the project. In June 2015, Inspire Integrated Resort responded to a request for concepts issued by the Ministry of Culture, Sports and Tourism of South Korea, and, in November 2015, Inspire Integrated Resort submitted a proposal in response to a request for proposals issued by the same agency, pursuant to which up to two new integrated resort licenses may be issued, with casinos that would cater to foreigners under Korean law.

Connecticut
MMCT Venture, LLC, or MMCT, our new joint venture with the Mashantucket Pequot Tribe, or the MPT, has proposed to develop and operate an off-reservation casino in northern Connecticut. In October 2015, MMCT issued a Request For Proposals for sites to locate the proposed casino and received five proposals. MMCT is currently in the process of evaluating the proposals and plans to seek approval by the State of Connecticut to pursue the proposed off-reservation casino during the 2016 legislative session.
Market and Competition from Other Gaming Operations
Our gaming operation at Mohegan Sun is one of only two current gaming operations in southern New England offering traditional slot machines and live table games, with the other operation being our sole gaming competitor in the State of Connecticut, Foxwoods Resort Casino, or Foxwoods. Foxwoods is owned by the MPT. As required by each tribe's separate Memorandum of Understanding, or MOU, with the State of Connecticut, the Tribe and the MPT make monthly contribution payments to the state based on a portion of revenues earned on slot machines. Pursuant to the terms of an exclusivity clause in each MOU, contribution payments to the state will terminate if there is any change in state law that permits operation of slot machines or other commercial casino games or if any other person lawfully operates slot machines or other commercial casino games within the State of Connecticut, except those consented to by the Tribe and the MPT. We also face competition from gaming facilities in Massachusetts, Rhode Island, New York and New Jersey. In addition, we face competition in and from the Northeastern Pennsylvania gaming market.

We also face potential competition from the expansion of state-licensed gaming in the Northeastern United States, as well as prospective gaming projects under consideration by Indian tribes, including federally-recognized tribes in the State of New York. With the addition of traditional table gaming in Rhode Island, Maine, Pennsylvania and Delaware, and additional gaming licenses authorized or issued in Massachusetts, New York and Pennsylvania, commercial casino gaming has expanded in the Northeastern United States and is poised to expand further. In the Commonwealth of Massachusetts, the single slot-only facility which also offers electronic table games is now open, while two commercial casino gaming licenses have been awarded and a third is under consideration. In the State of New York, three commercial casinos are under development, while a fourth is under consideration, along with the expansion of video lottery terminals, or VLTs, at off-track wagering facilities in Nassau and Suffolk counties as authorized under New York’s expanded gaming law. Tribal gaming projects being pursued by the Mashpee Wampanoag Tribe, which has entered into a tribal-state gaming compact, and the Aquinnah Wampanoag Tribe, both located in the Commonwealth of Massachusetts, and the Shinnecock Indian Nation of New York, also increase the possibility of new tribal gaming in the Northeastern United States in the future. In addition, other federally-recognized Indian tribes continue to pursue new gaming projects elsewhere in the Northeastern United States. Additionally, groups seeking federal recognition as Indian tribes, as well as federally-recognized Indian tribes, continue efforts to establish or expand reservation lands with an interest in commercial casino gaming on such lands.

We are unable to predict the impact additional commercial casino gaming operations in the Northeastern United States will have on our operations. We are also unable to predict whether changes in federal recognition rules or efforts by federally-recognized Indian tribes or groups seeking federal recognition as Indian tribes will lead to the establishment of additional tribal casino gaming operations in the Northeastern United States.
Mohegan Sun
The following is a summary of competition affecting Mohegan Sun:
Connecticut
Mohegan Sun and Foxwoods are the only two legally authorized gaming operations in southern New England offering traditional slot machines and table games. Foxwoods is located approximately 10 miles from Mohegan Sun and reportedly offers approximately 4,600 slot machines and 250 table games, including poker. Foxwoods recently added a new retail outlet mall to its amenities which could impact competition in the State of Connecticut. In addition, in July 2013, the MPT reportedly completed a planned restructuring of approximately $2.3 billion of its debt obligations, with approximately $550 million in debt reportedly eliminated. In August 2014, it was reported that the MPT had violated then-current debt covenants, and it has recently been reported that the MPT has extended a forbearance agreement with its lenders through December 31, 2016.

The Connecticut State Lottery was also recently authorized to conduct Keno gaming in the State of Connecticut pursuant to revenue-sharing memoranda of understanding between the State of Connecticut and the Tribe and the MPT.

Furthermore, MMCT, our new joint venture with the MPT, has proposed to develop and operate an off-reservation casino in northern Connecticut, and is currently in the process of evaluating proposals for site locations and plans to seek approval by the State of Connecticut to pursue the proposed off-reservation casino during the 2016 legislative session.
Rhode Island
The state's two pari-mutuel facilities, Twin River Casino in Lincoln, or Twin River, and Newport Grand Casino in Newport, or Newport Grand, located approximately 60 miles and 55 miles from Mohegan Sun, respectively, reportedly offer approximately 5,400 VLTs and 80 table games. In November 2014, a ballot measure to allow table games at Newport Grand passed state-wide, but a required companion measure failed in the City of Newport, thereby defeating the proposed addition of table gaming at Newport Grand.
Massachusetts
In 2011, the Commonwealth of Massachusetts enacted legislation which authorized one slot-only license limited to 1,250 slot machines and up to three casino resort licenses. Penn National Gaming, Inc. was awarded the slot-only license and opened Plainridge Park Casino in Plainville in June 2015, with temporary authority for electronic table games. Each of the up to three casino resort licenses is restricted to one of three geographic regions of the state: eastern or Boston region, western Massachusetts and the southeast region. In November 2014, two of the three casino resort licenses were awarded to affiliates of MGM Resorts International and Wynn Resorts Limited. Development and site preparation for those two projects in Springfield and Everett are proceeding, according to published reports. A single applicant applied for the third available casino resort license for a casino project in Brockton. In addition, the Mashpee Wampanoag Tribe recently received notice that its proposed casino site in Taunton has been approved to be taken into trust for gaming.
Maine
Hollywood Casino Bangor in Bangor and Oxford Casino in Oxford are the only two gaming operations in the State of Maine. These two facilities reportedly offer approximately 1,600 slot machines and 40 table games.
New York
Racinos in Yonkers, Queens, Batavia, Hamburg, Nichols, Vernon, Monticello, Saratoga Springs and Farmington reportedly offer an aggregate of approximately 18,000 VLTs, including electronic table games. Approximately 10,400 of these VLTs are operated at the two racinos located in or close to New York City - Empire City Casino at Yonkers Raceway in Yonkers, or Empire City, and Resorts World New York in Queens, or Resorts World. Given Empire City's and Resorts World's location in or near New York City, each has a distinct advantage over Mohegan Sun in competing for patrons from the New York metropolitan region.
There are eight federally-recognized Indian tribes in the State of New York. Only three of these federally-recognized Indian tribes, the Oneida Nation of New York, the Seneca Nation of New York and the St. Regis Band of Mohawk Indians of New York currently engage in commercial casino gaming.
In November 2013, the State of New York's constitution was amended to permit up to seven casinos state-wide as authorized and prescribed by the state legislature. As a result, the state’s Gaming Commission continues to implement the Upstate New York Gaming Economic Development Act, which was adopted in June 2013. Pursuant to this act, the Gaming Commission is responsible for licensing up to four casinos in three designated upstate New York regions, excluding New York City and nearby counties for the first seven years. Under existing statute, after seven years, three additional casinos may be licensed within the state, excluding New York City, Westchester, Rockland, Nassau or Suffolk counties. In addition, two OTW facilities in Nassau and Suffolk counties are each allowed to add up to 1,000 VLTs.

In December 2014, the New York Gaming Facility Location Board, which was responsible for making licensing recommendations to the state's Gaming Commission for the four casinos in three designated upstate New York regions, made its recommendation for a total of three casinos, one in each of the designated regions. The New York Gaming Facility Location Board recommended the licensing of Montreign Resort Casino in Thompson for the Catskill/Hudson Valley region, Rivers Casino and Resort in Schenectady for the Capital region and Lago Resort and Casino in Tyre for the Eastern Southern Tier region. In October 2015, Tioga Downs Casino in Nichols was also recommended for licensing for the Eastern Southern Tier region. On December 21, 2015, the Gaming Commission approved the casino licenses for the Montreign Resort Casino, Rivers Casino and Resort and Lago Resort and Casino. The fourth recommended license for Tioga Downs Casino remains pending.

New Jersey
The Atlantic City gaming market consists of eight gaming properties which reportedly offer approximately 16,700 slot machines and 1,200 table games. The State of New Jersey and the Atlantic City gaming market continue to implement legislative reforms adopted in 2011 and public-private initiatives to revitalize gaming in the state. In November 2013, five of the state's casino operators and an Internet gaming licensee on behalf of a sixth casino operator commenced Internet gaming for patrons located within the State of New Jersey. The state has also passed legislation related to sports wagering and is involved in litigation challenging the federal law which restricts legalized sports wagering to certain states.
Mohegan Sun Pocono
The following is a summary of competition affecting Mohegan Sun Pocono:
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
In addition, the Pennsylvania Gaming Act authorized the operation of up to 500 slot machines at two resort facilities, one of which has commenced operations. The Pennsylvania Gaming Act also includes prohibitions against locating facilities within close proximity to other operations, which, among other things, effectively prohibits locating a slot machine facility within twenty miles of Mohegan Sun Pocono or a resort facility within fifteen miles of Mohegan Sun Pocono. In 2010, the Pennsylvania Gaming Act was amended to allow slot machine operators in the Commonwealth of Pennsylvania to operate table games. The amendment also authorized that the second resort facility license be awarded by 2017 and prohibits the facility from being located within thirty miles of Mohegan Sun Pocono. In addition, the amendment increased the number of slot machines permitted at the two resort facilities from 500 to 600 and restricted the number of table games at such facilities to 50. All slot machine facilities in operation in the state have added table game operations.
Mohegan Sun Pocono faces competition from several facilities in the Commonwealth of Pennsylvania, as well as neighboring states. However, its most immediate competitors are Mount Airy Casino Resort which is located approximately 40 miles from Mohegan Sun Pocono and reportedly offers approximately 1,900 slot machines and 80 table games and Sands Casino Resort Bethlehem which is located approximately 70 miles from Mohegan Sun Pocono and reportedly offers approximately 3,000 slot machines and 200 table games.
In addition to existing slot machine and table game operations in the Commonwealth of Pennsylvania, Mohegan Sun Pocono faces existing competition from a VLT facility at the Monticello Raceway in Monticello, New York, approximately 90 miles from Mohegan Sun Pocono, as well as future competition from the proposed Montreign Resort Casino in Thompson, New York, which will be owned and operated by the same operator of the VLT facility at the Monticello Raceway and located approximately 175 miles from Mohegan Sun Pocono. Mohegan Sun Pocono also faces competition from Tioga Downs Casino in Nichols, New York, approximately 100 miles from Mohegan Sun Pocono.
Mohegan Tribe of Indians of Connecticut
General
The Tribe has lived in a cohesive community for hundreds of years in what is today southeastern Connecticut. The Tribe became a federally-recognized Indian tribe in 1994 and currently has approximately 2,070 members, of which approximately 1,300 are of voting age. The Tribe historically has cooperated with the United States and is proud of the fact that members of the Tribe have fought on the side of the United States in every war from the Revolutionary War to the wars in Iraq and Afghanistan. The Tribe believes that this philosophy of cooperation exemplifies its approach of developing Mohegan Sun and pursuing diversification of its business interests.
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

Governance of the Tribe
The Tribe's Constitution provides for the governance of the Tribe by a Tribal Council, consisting of nine members, and a Council of Elders, consisting of seven members. The registered voters of the Tribe elect all members of the Council of Elders and the Mohegan Tribal Council. Pursuant to an amendment to the Tribe's Constitution in September 2003, the members of both the Council of Elders and the Mohegan Tribal Council are elected on a four-year staggered term basis. The terms for four members of the Council of Elders expire in October 2016, while the terms for the remaining three members expire in October 2018. The terms for five members of the Mohegan Tribal Council expire in October 2017, while the terms for the remaining four members expire in October 2019. Members of the Council of Elders must be at least 55 years of age when elected, while members of the Mohegan Tribal Council must be at least 21 years of age when elected. The members of the Mohegan Tribal Council also serve as members and officers on our Management Board.
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

Below is a description of certain information regarding judges currently serving on the Gaming Disputes Court:
Paul M. Guernsey, Chief Judge. Age: 65. Judge Guernsey has served on the Gaming Disputes Court since 1996. He was appointed Acting Chief Judge in November 1999 and Chief Judge in January 2000. Judge Guernsey also served as Fact Finder for the New London Judicial District from 1990 to 1992 and as State of Connecticut Attorney Trial Referee, Judicial District of New London, since 1992.
F. Owen Eagan, Judge. Age: 85. Judge Eagan was appointed to the Gaming Disputes Court in 1996. He served as United States Magistrate Judge from 1975 to 1996 and was formerly Assistant United States Attorney for the District of Connecticut and United States Attorney for the District of Connecticut. He also served as an adjunct law faculty member at Western New England College School of Law.
Frank A. Manfredi, Judge. Age: 64. Judge Manfredi was appointed to the Gaming Disputes Court in 2001. He has been a partner at Cotter, Greenfield, Manfredi & Lanes, P.C., since 1983. Judge Manfredi has also served as State of Connecticut Attorney Trial Referee since 1993, State of Connecticut Attorney Fact Finder since 1992 and Town Attorney for the Town of Preston since 1988.
Jeffrey A. McNamara, Judge. Age: 56. Judge McNamara was appointed to the Gaming Disputes Court in 2012. He has served as a Probate Judge for the Niantic Regional Probate Court since 2010 and had been a Probate Judge for the District of East Lyme from 1988 to 2010. Judge McNamara has also served as a State of Connecticut Attorney Trial Referee for the Judicial District of New London since 2011. Judge McNamara has been a member of the Executive Committee for Probate Administration since 2009.
Matthew E. Auger, Judge. Age: 57. Judge Auger was appointed to the Gaming Disputes Court in 2015. He has served as a United States Navy JAGC officer since 1984 and as a partner at Suisman, Shapiro, Wool, Brennan,  Gray & Greenberg, P.C. since 1988. Judge Auger has also served as a State of Connecticut Superior Court Special Master and Attorney Trial Referee since 1999 and as a Special Master for the United States District Court for the District of Connecticut from 1999 to 2007.
Workers' Compensation Department
Effective September 1, 2004, the Mohegan Tribal Council established a Workers' Compensation Department to oversee a self-administered workers' compensation program for employees of the Tribe and us, excluding employees of Mohegan Sun Pocono. Prior to the formation of this department, we participated in the State of Connecticut workers' compensation program. Duties of the Workers' Compensation Department, including judgment on claims, are performed by two commissioners retained by the Tribe.
Below is a description of certain information regarding the commissioners serving in the Workers' Compensation Department:
Giancarlo Rossi, Chief Commissioner. Age: 66. Mr. Rossi was appointed Chief Commissioner of the Workers' Compensation Department in September 2004. Mr. Rossi is a practicing attorney with over 20 years of workers' compensation experience in the State of Connecticut.
Louis M. Pacelli, Commissioner. Age: 61. Mr. Pacelli was appointed Commissioner of the Workers' Compensation Department in September 2004. Mr. Pacelli is a partner in the law firm of Grillo and Pacelli, LLC and has practiced general law, including workers' compensation matters, for over 20 years in the State of Connecticut.
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
We have three major functions. The first function is to direct the operation, management and promotion of gaming enterprises and all related activities on tribal lands. The second function is to regulate gaming activities on tribal lands. Our Management Board has appointed an independent Director of Regulation responsible for the regulation of gaming activities at Mohegan Sun. The Director of Regulation serves at the will of the Management Board and ensures the integrity of gaming operation through the promulgation and enforcement of appropriate regulations. The Director of Regulation and his staff are also responsible for performing background investigations and licensing of non-gaming employees, as well as vendors seeking to provide non-gaming products or services within the casino. Pursuant to the Mohegan Compact, the State of Connecticut is responsible for performing background investigations and licensing of gaming employees, as well as gaming vendors seeking to provide gaming products or services within the casino. The third function is to identify and evaluate various diversification opportunities in conjunction with the Tribe. These opportunities primarily include the development and/or management, ownership or investment in other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions.
Government Regulation
General
Our operations at Mohegan Sun are subject to certain federal, state and tribal laws applicable to both general commercial relationships with Indians and specific to Indian gaming and the management and financing of Indian casinos. Our operations at Mohegan Sun Pocono are also subject to Pennsylvania laws and regulations applicable to harness racing, simulcasting, slot machine and table gaming. The following description of the regulatory environment in which gaming takes place and in which we operate is only a summary and not a complete recitation of all applicable law. Moreover, since this regulatory environment is susceptible to changes in public policy considerations, it is impossible to predict how particular provisions will be interpreted, from time to time, or whether they will remain intact. Changes in such laws could have a material adverse impact on our operations. See “Risk Factors.”
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
Waiver of Sovereign Immunity; Jurisdiction; Exhaustion of Tribal Remedies
Indian tribes enjoy sovereign immunity from unconsented suit similar to that of the states and the United States. In order to sue an Indian tribe (or an agency or instrumentality of an Indian tribe, such as us), the Tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. Further, in most commercial disputes with Indian tribes, the jurisdiction of the federal courts, which are courts of limited jurisdiction, may be difficult or impossible to obtain. A commercial dispute is unlikely to present a federal question, and some courts have ruled that an Indian tribe as a party is not a citizen of any state for purposes of establishing diversity jurisdiction in the federal courts. State courts may also lack jurisdiction over suits brought by non-Indians against Indian tribes in the State of Connecticut. The remedies available against an Indian tribe also depend, at least in part, upon the rules of comity requiring initial exhaustion of remedies in tribal tribunals and, as to some judicial remedies, the tribe's consent to jurisdictional provisions contained in the disputed agreements. The U.S. Supreme Court has held that, where a tribal court exists, jurisdiction in that forum first must be exhausted before any dispute can be heard properly by federal courts which otherwise would have jurisdiction. Where a dispute as to the jurisdiction of the tribal forum exists, the tribal court first must rule as to the limits of its own jurisdiction.
In connection with certain of our contractual arrangements, including substantially all of our outstanding indebtedness, we, the Tribe, MBC, Mohegan Golf, Mohegan Ventures-NW, Mohegan Ventures Wisconsin, LLC, or MVW, Wisconsin Tribal Gaming, LLC, or WTG, and to the extent applicable, Mohegan Commercial Ventures-PA, LLC, Downs Racing, Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P., or collectively the Pocono subsidiaries, MTGA Gaming, LLC, or MTGA Gaming, and certain of our subsidiaries and entities have agreed to waive our and their respective sovereign immunity from unconsented suit to permit any court of competent jurisdiction to: (1) enforce and interpret the terms of our applicable outstanding indebtedness, and award and enforce the award of damages owing as a consequence of a breach thereof, whether such award is the product of litigation, administrative proceedings, or arbitration, (2) determine whether any consent or approval of the Tribe or us has been granted improperly or withheld unreasonably, (3) enforce any judgment prohibiting the Tribe or us from taking any action, or mandating or obligating the Tribe or us to take any action, including a judgment compelling the Tribe or us to submit to binding arbitration and (4) adjudicate any claim under the Indian Civil Rights Act of 1968, 25 U.S.C. § 1302 (or any successor statute).

The Indian Gaming Regulatory Act of 1988
Regulatory Authority
The operation of casinos and gaming on Indian lands is subject to IGRA, which is administered by the NIGC, an independent agency within the United States Department of the Interior, which exercises primary federal regulatory responsibility over Indian gaming. The NIGC has exclusive federal authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III Gaming (as described below), approve management agreements for gaming facilities, conduct investigations and generally monitor tribal gaming. Certain responsibilities under IGRA (such as the approval of gaming compacts, gaming revenue allocation plans for tribal members and the review of applications to take land into trust for gaming) are retained by the Bureau of Indian Affairs, or BIA. The BIA also has responsibility to review and approve certain agreements and land leases relating to Indian lands. The U.S. Department of Justice also retains responsibility for federal criminal law enforcement on the Mohegan reservation.
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
Pennsylvania Racing Regulations
Our harness racing operations at Mohegan Sun Pocono is subject to extensive regulation under the Pennsylvania Racing Act. Under that law, the Pennsylvania Harness Racing Commission, or Harness Racing Commission, is responsible for, among other things:

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
As in most states, the regulations and oversight applicable to our operations in the Commonwealth of Pennsylvania are intended primarily to safeguard the legitimacy of the sport and its freedom from inappropriate or criminal influences. The Harness Racing Commission has broad authority to regulate in the best interests of racing and may disapprove the involvement of certain personnel in our operations, deny approval of certain acquisitions following their consummation or withhold permission for a proposed OTW site for a variety of reasons, including community opposition. The Pennsylvania legislature has also reserved the right to revoke the power of the Harness Racing Commission to approve additional OTWs and could, at any time, terminate pari-mutuel wagering as a form of legalized gaming in the Commonwealth of Pennsylvania or subject such wagering to additional restrictive regulation or taxation.
Pennsylvania Gaming Regulations
Our slot machine and table game operations at Mohegan Sun Pocono are subject to extensive regulation under the Pennsylvania Gaming Act. Under that law, as amended, the PGCB is responsible for, among other things:

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
Priority Distribution Agreement
In August 2001, we and the Tribe entered into an agreement, or the priority distribution agreement, which stipulates that we must make monthly payments to the Tribe to the extent of our net cash flow as defined under the priority distribution agreement. The priority distribution agreement was amended as of December 31, 2014. As amended, the priority distribution agreement, which has a perpetual term, limits the minimum aggregate priority distribution payments in each calendar year to $40.0 million. Payments under the priority distribution agreement: (1) do not reduce our obligations to reimburse the Tribe for governmental and administrative services provided by the Tribe or to make payments under any other agreements with the Tribe, (2) are limited obligations and are payable only to the extent of our net cash flow as defined under the priority distribution agreement and (3) are not secured by a lien or encumbrance on any of our assets or properties. We pay additional priority distributions to the Tribe in compliance with restrictive financial covenants under our senior secured credit facilities, line of credit and note indentures, and exclusive of priority distributions under the priority distribution agreement, as described in this Annual Report on Form 10-K under “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence. Transactions between the Authority and the Authority’s Subsidiaries and the Tribe.”
Town of Montville Agreement
In June 1994, the Tribe entered into an agreement with the Town of Montville, or the Town, under which the Tribe agreed to pay the Town $500,000 annually to minimize the impact of Tribe’s reservation being held in trust on the Town. The Tribe has assigned its rights and obligations under this agreement to us.
Land Lease Agreement
The land upon which Mohegan Sun is located is held in trust for the Tribe by the United States. We entered into a land lease agreement with the Tribe to lease the property and improvements and related facilities constructed or installed on the property. In March 2007, the agreement was amended to update the legal description of the property, and, in April 2007, the amended agreement was approved by the Secretary of the Interior. In February 2015, the agreement was again amended to update the legal description of the property, which amendment was approved by the Secretary of the Interior in March 2015. The following summarizes the key provisions of the land lease agreement.

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
Cowlitz Project Agreements
In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time.
Under the terms of the development agreement, Salishan-Mohegan assists in securing financing, as well as administration and oversight of the planning, designing, development, construction and furnishing of the proposed casino. The development agreement provides for development fees of 3% of total project costs, as defined under the development agreement. Under the terms of Salishan-Mohegan's operating agreement, development fees will be distributed to Mohegan Ventures-NW.
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
Under the terms of the development agreement, certain receivables contributed to Salishan-Mohegan and amounts advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe are reimbursable to Salishan-Mohegan by the Cowlitz Tribe, subject to appropriate approvals defined under the development agreement. As of September 30, 2015, reimbursements are contingent and are to be distributed upon: (1) the related property being taken into trust by the United States Department of the Interior and

(2) the receipt of necessary financing for the development of the proposed casino. As of September 30, 2015, the Authority accrued interest on the Salishan-Mohegan receivables at an annual rate of 10.0%.

On December 4, 2015, the CTGA closed on its financing for the Cowlitz Project. The financing provides funding for construction of the Cowlitz Project and a partial repayment of reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project, or the Salishan-Mohegan receivables. In connection with this transaction, Salishan-Mohegan was repaid $19.4 million of the Salishan-Mohegan receivables, a portion of which was used to repay certain outstanding debt of Salishan-Mohegan. In accordance with the terms of the development agreement, as amended, the remaining outstanding Salishan-Mohegan receivables are to be repaid in equal monthly installments over a seven-year period beginning in the first month following the opening of the Cowlitz Project, plus accrued interest at a rate equal to 1.0% above the Cowlitz Project financing rate, or 12.5%. Pursuant to the development agreement, repayment of the Salishan-Mohegan receivables may accelerate depending on the level of available cash at the end of each fiscal year, subject to certain conditions as set forth in the development agreement, including conditions of the Cowlitz financing. Also in connection with the Cowlitz financing, Salishan-Mohegan assigned the lease for the Cowlitz Project site to CTGA.
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
Senior Secured Credit Facilities
In November 2013, we entered into a loan agreement among us, the Tribe, the guarantors as defined below, RBS Citizens, N.A., as administrative and collateral agent and the other lenders and financial institutions party thereto, providing for $955.0 million in aggregate principal amount of senior secured credit facilities, or the senior secured credit facilities, comprised of a $100.0 million senior secured revolving credit facility, or the revolving facility, a $125.0 million senior secured term loan A facility, or the term loan A facility, and a $730.0 million senior secured term loan B facility, or the term loan B facility. The senior secured credit facilities mature on June 15, 2018, subject to extension based on the satisfaction of certain conditions to November 19, 2018 (in the case of the revolving facility and the term loan A facility) and November 19, 2019 (in the case of the term loan B facility).
On August 11, 2015, we entered into an increase joinder and amendment agreement among us, the Tribe, the guarantors as defined below, Citizens Bank, N.A., as administrative agent, and the lenders party thereto, amending the senior secured credit facilities. Pursuant to the amendment, we borrowed $90.0 million of increase term B loans on the same terms as the existing term B loans under term loan B facility. The net proceeds from this transaction were used to redeem outstanding 2012 senior subordinated notes (further discussed below).
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
As of September 30, 2015, amounts outstanding under the revolving facility, term loan A facility and term loan B facility totaled $21.0 million, $111.7 million and $807.0 million, respectively. As of September 30, 2015, letters of credit issued under the revolving facility totaled $3.0 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, and after taking into account restrictive financial covenant requirements, we had approximately $76.0 million of borrowing capacity under the revolving facility and line of credit as of September 30, 2015.
Borrowings under the senior secured credit facilities incur interest as follows: (i) for base rate loans under the revolving facility and term loan A facility, a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 basis points and (c) the one-month LIBOR rate plus 100 basis points (the highest of (a), (b) and (c), the “base rate”), plus a leverage-based margin of 250 to 350 basis points; (ii) for Eurodollar rate loans under the revolving facility and term loan A facility, the applicable LIBOR rate plus a leverage-based margin of 350 to 450 basis points; (iii) for base rate loans under the term loan B facility, the base rate (subject to a 2.0% floor) plus 350 basis points; and (iv) for Eurodollar rate loans under the term loan B facility, the applicable LIBOR rate (subject to a 1.0% floor) plus 450 basis points. We are also required to pay a leverage-based commitment fee of between 37.5 and 50 basis points for unused commitments under the revolving facility. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans of three months or less is payable at the end of each applicable interest period and for Eurodollar rate loans of more than three months, interest is payable at intervals of three months duration after the beginning of such interest period.
Our obligations under the senior secured credit facilities are fully and unconditionally guaranteed, jointly and severally, by the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming, or collectively, the guarantors. The senior secured credit facilities are collateralized by a first priority lien on substantially all of our property and assets and those of the guarantors (other than MBC), including the assets that comprise Mohegan Sun Pocono and a leasehold mortgage on the land and improvements that comprise Mohegan Sun (we and the guarantors, other than MBC, are collectively referred to herein as the grantors). The grantors are also required to pledge additional assets as collateral for the senior secured credit facilities as they and future guarantor subsidiaries acquire them.
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
Senior Unsecured Notes
2013 9 3/4% Senior Unsecured Notes
In August 2013, we issued $500.0 million senior unsecured notes with fixed interest payable at a rate of 9.75% per annum, or the initial 2013 senior unsecured notes. On August 11, 2015, we issued an additional $85.0 million of senior unsecured notes under the initial 2013 senior unsecured notes indenture, or the additional 2013 senior unsecured notes, and, together with the initial 2013 senior unsecured notes, the 2013 senior unsecured notes. Subsequent to this transaction, an aggregate principal amount of $585.0 million 2013 senior unsecured notes is outstanding. The net proceeds from the additional 2013 senior unsecured notes were used to redeem outstanding 2012 senior subordinated notes (further discussed below).
The 2013 senior unsecured notes mature on September 1, 2021. We may redeem the 2013 senior unsecured notes, in whole or in part, at any time prior to September 1, 2016 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest (and additional interest in the case of the additional 2013 senior unsecured notes, if any, pursuant to the registration rights agreement described below) to the date of redemption. On or after September 1, 2016, we may redeem the 2013 senior unsecured notes, in whole or in part, at specified redemption prices, together with accrued interest (and additional interest in the case of the additional 2013 senior unsecured notes, if any) to the date of redemption. If we experience specific kinds of change of control triggering events, we must offer to repurchase the 2013 senior unsecured notes at a price equal to 101% of the principal amount thereof, plus accrued interest (and additional interest in the case of the additional 2013 senior unsecured notes, if any) to the purchase date. In addition, if we undertake certain types of asset sales and do not use the related sale proceeds for specified purposes, we may be required to offer to repurchase the 2013 senior unsecured notes at a price equal to 100% of the principal amount, plus accrued interest (and additional interest in the case of the additional 2013 senior unsecured notes, if any). Interest on the 2013 senior unsecured notes is payable semi-annually on March 1st and September 1st.

In March 2014, we completed an offer to exchange the initial 2013 senior unsecured notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, with all outstanding notes being exchanged.
The 2013 senior unsecured notes are uncollateralized general obligations and are effectively subordinated to all of our and the guarantors' and future guarantor subsidiaries' senior secured indebtedness, including the senior secured credit facilities, to the extent of the value of the collateral securing such indebtedness. The 2013 senior unsecured notes are also effectively subordinated to any indebtedness and other liabilities (including trade payables) of our subsidiaries that do not guarantee the 2013 senior unsecured notes. The 2013 senior unsecured notes rank equally in right of payment with our other unsecured, unsubordinated indebtedness, including trade payables. The 2013 senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.
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

Registration Rights Agreement
On August 11, 2015, we and the guarantors of the additional 2013 senior unsecured notes entered into a registration rights agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc., as representatives of the several initial purchasers of the additional 2013 senior unsecured notes. Upon the terms and subject to the conditions of this agreement, we agreed to offer to exchange the additional 2013 senior unsecured notes, pursuant to a registration statement effective within 270 days of issuance, for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended. Under certain circumstances set forth in the registration rights agreement, we may also be obligated to file a shelf registration statement with respect to the additional 2013 senior unsecured notes.
Facility Agreement for Senior Unsecured Notes
On November 18, 2015, we entered into an agreement, or the facility agreement, by and among us, the Tribe and UBS AG, London Branch, or UBS. Pursuant to the facility agreement, we may issue, from time to time, to UBS or its designee, senior unsecured notes in an aggregate principal amount of up to $200.0 million, with varying amounts, borrowing dates, maturities and interest rates, as may be agreed with UBS or its designee.
On November 20, 2015, pursuant to the facility agreement, we entered into a note purchase agreement, or the note purchase agreement, by and among us, the Tribe and the purchaser named therein, or the purchaser. In accordance with the note purchase agreement, we issued floating rate senior notes due 2017 in an aggregate principal amount of $100.0 million, or the 2015 senior unsecured notes, to the purchaser in a private offering that closed on November 20, 2015. The 2015 senior unsecured notes are senior unsecured obligations. Pursuant to a guarantee agreement dated November 20, 2015, certain of our subsidiaries, which are the same guarantors that guarantee our senior secured credit facilities and other senior unsecured and senior subordinated notes, have guaranteed the 2015 senior unsecured notes. The 2015 senior unsecured notes bear interest at a rate per annum equal to LIBOR plus 4.45%, payable quarterly. The 2015 senior unsecured notes mature on December 15, 2017. We used the net proceeds from the 2015 senior unsecured notes to refinance existing indebtedness and to finance new development opportunities.
We may redeem the 2015 senior unsecured notes at any time, in whole or in part, at a price equal to 100% of the principal amount of the notes redeemed plus accrued interest to the date of redemption, customary breakage costs, a “make-whole amount,” and, if redeemed within one year of the date of issuance, a premium of 0.25%. If we experience specific kinds of change of control events, undertake certain types of asset sales or experience certain swap-related credit determinations, we will be required to make an offer to purchase the 2015 senior unsecured notes at the purchase prices set forth in the note purchase agreement. In addition, if any gaming regulatory authority requires a holder of the 2015 senior unsecured notes to be licensed, qualified or found suitable under applicable gaming laws, and such holder does not obtain such license, qualification or finding of suitability within a specified time, we can call for redemption of the 2015 senior unsecured notes held by such holder.
The 2015 senior unsecured notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
The 2015 senior unsecured notes are uncollateralized general obligations and are effectively subordinated to all of our and the guarantors’ and future guarantor subsidiaries’ senior secured indebtedness, including the senior secured credit facilities, to the extent of the value of the collateral securing such indebtedness. The 2015 senior unsecured notes are also effectively subordinated to any indebtedness and other liabilities (including trade payables) of our subsidiaries that do not guarantee the 2015 senior unsecured notes. The 2015 senior unsecured notes rank equally in right of payment with our other unsecured, unsubordinated indebtedness, including trade payables. The 2015 senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.
The note purchase agreement contains certain covenants that, subject to certain significant exceptions, limit, among other things, our and the guarantors’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or transfer and sell assets. The note purchase agreement includes customary events of default, including, but not limited to, failure to make required payments, failure to comply with certain agreements or covenants, certain cross-defaults, certain events of bankruptcy and insolvency and certain judgment defaults.
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

In August 2013, we repurchased an aggregate principal amount of $69.0 million 2012 senior subordinated notes. On September 10, 2015, we redeemed an additional aggregate principal amount of $175.0 million of 2012 senior subordinated notes. An aggregate principal amount of approximately $100.2 million 2012 senior subordinated notes remains outstanding as of September 30, 2015.
The 2012 senior subordinated notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
The 2012 senior subordinated notes are uncollateralized general obligations and are subordinated to borrowings under the senior secured credit facilities and 2013 senior unsecured notes. The 2012 senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.
The 2012 senior subordinated notes indenture contains certain non-financial and financial covenant requirements with which we and the Tribe must comply. The non-financial covenant requirements include, among other things, reporting obligations, compliance with laws and regulations, maintenance of licenses and insurances and our continued existence. The financial covenant requirements include, among other things, subject to certain exceptions, limitations on our and the guarantors' ability to incur additional indebtedness, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company, transfer or sell assets or impair assets constituting collateral.
We or our affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and our liquidity and covenant requirement restrictions, among other factors.
Line of Credit
In November 2013, we entered into a $16.5 million revolving credit facility with Bank of America, N.A., or the line of credit. The line of credit is coterminous with the senior secured credit facilities. Pursuant to provisions of the senior secured credit facilities, under certain circumstances, the line of credit may be converted into loans under the senior secured credit facilities. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. As of September 30, 2015, no amount was drawn on the line of credit. Borrowings under the line of credit are uncollateralized obligations. The line of credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the senior secured credit facilities.
2012 Mohegan Tribe Minor's Trust Promissory Note
In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan, referred to herein as the 2012 Mohegan Tribe Minor's Trust promissory note. The 2012 Mohegan Tribe Minor's Trust promissory note was amended in June 2014 to extend the maturity date to March 31, 2017. As of September 30, 2015, the 2012 Mohegan Tribe Minor's Trust promissory note accrued interest at an annual rate of 10.0% and accrued interest was payable as follows: (i) quarterly, commencing June 30, 2012 through March 31, 2014, (ii) on July 1, 2014 on the unpaid balance for the period April 1, 2014 through June 30, 2014, (iii) $800,000 per quarter, commencing September 30, 2015 through March 31, 2016 and (iv) quarterly, thereafter on the unpaid balance. As of September 30, 2015, principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note amortized as follows: (i) $500,000 per quarter, commencing December 31, 2012 through March 31, 2014, (ii) $500,000 on July 1, 2014 and September 30, 2015, (iii) $1.5 million per quarter, commencing December 31, 2015 through September 30, 2016 and (iv) $10.0 million at maturity.

The 2012 Mohegan Tribe Minor’s Trust promissory note was further amended on December 4, 2015, pursuant to which the interest rate was adjusted to an annual rate of 12.5% and accrued interest was adjusted to be payable quarterly commencing

March 31, 2016. In addition, principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note will now amortize in an amount equal to $1.5 million per quarter commencing March 31, 2016 through December 31, 2016, with the remaining principal amount due at maturity. On December 4, 2015, the Cowlitz Tribe repaid $6.0 million of principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note on behalf of Salishan-Mohegan, leaving a remaining principal amount of $10.0 million.
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
2015 Mohegan Tribe Promissory Note
On November 16, 2015, the Tribe made a $22.5 million loan to Mohegan Gaming Advisors, or the 2015 Mohegan Tribe promissory note. The 2015 Mohegan Tribe promissory note matures on April 15, 2016. The 2015 Mohegan Tribe promissory note accrues interest at an annual rate of 5.0% and requires a principal payment of $8.5 million, plus accrued interest, on January 15, 2016, with the remaining principal amount, plus accrued interest, due at maturity.
Downs Lodging Credit Facility
In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender, or the Downs Lodging credit facility. The proceeds from the Downs Lodging credit facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun Pocono. The Downs Lodging credit facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%, with accrued interest of 10.0% payable monthly in cash during the term of the loan and the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. On July 16, 2015, Downs Lodging prepaid approximately $4.5 million of the Downs Lodging credit facility, plus accrued interest and fees. As of September 30, 2015, approximately $40.5 million remained outstanding under the Downs Lodging credit facility.
On November 25, 2015, Downs Lodging repaid and terminated the Downs Lodging credit facility with proceeds from a new credit agreement providing for a $25.0 million term loan from a third-party lender, or the new Downs Lodging credit facility, and a cash payment of the remaining principal amount outstanding under the Downs Lodging credit facility, plus accrued interest and fees. The new Downs Lodging credit facility matures on November 24, 2019, subject to earlier maturity in the event that 5.0% or more of our total funded indebtedness matures prior to that date, in which case the new Downs Lodging credit facility matures six months prior to such date. Principal outstanding under the new Downs Lodging credit facility amortizes in equal monthly amounts of approximately $260,000 commencing January 1, 2016, with the remaining balance due at maturity. The new Downs Lodging credit facility accrues interest as follows: (i) for base rate loans, at a base rate equal to the greater of (a) the prime rate and (b) the federal funds rate plus 50 basis points (the greater of (a) and (b), the “base rate”), plus 250 basis points and (ii) for Eurodollar rate loans, at the applicable LIBOR rate plus 350 basis points. Interest on base rate loans is payable monthly. Interest on Eurodollar rate loans is payable at the end of each applicable interest period.
The new Downs Lodging credit facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The new Downs Lodging credit facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. Additionally, the new Downs Lodging credit facility includes a financial maintenance covenant pertaining to minimum debt service coverage.
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
From 1991 through 1993, United Nuclear Corporation commissioned environmental audits and soil sampling programs which detected, among other things, volatile organic chemicals, heavy metals and fuel hydrocarbons in the soil and groundwater. The Connecticut Department of Energy and Environmental Protection, or the DEEP, reviewed the environmental audits and reports and established cleanup requirements for the site. In December 1994, the DEEP approved United Nuclear Corporation’s remedial plan, which determined that groundwater remediation was unnecessary because although the groundwater beneath the site was contaminated, it met the applicable groundwater criteria given the classification of the groundwater under the site. In addition, extensive remediation of contaminated soil and additional investigation were completed to achieve the DEEP’s cleanup criteria and demonstrate that the remaining soil complied with applicable cleanup criteria. Initial construction at the site also involved extensive soil excavation. According to data gathered in a 1995 environmental report commissioned by United Nuclear Corporation, remediation is complete and is consistent with the applicable Connecticut cleanup requirements. The DEEP has reviewed and approved the cleanup activities at the site, and, as part of the DEEP’s approval, United Nuclear Corporation was required to perform post-closure groundwater monitoring at the site to ensure the adequacy of the cleanup. In addition, under the terms of United Nuclear Corporation’s environmental certification and indemnity agreement with the Department of the Interior (which took the former United Nuclear Corporation land into trust for the Tribe), United Nuclear Corporation agreed to indemnify the Department of the Interior for environmental actions and expenses based on acts or conditions existing or occurring as a result of United Nuclear Corporation’s activities on the property.
Prior to acquiring our interest in Mohegan Sun Pocono, we conducted an extensive environmental investigation of the Pocono facilities. In the course of that investigation, we identified several environmental conditions that required corrective actions to bring the property into compliance with applicable laws and regulations. These remedial actions, including an ongoing monitoring program for the portion of the property that was formerly used as a solid waste landfill, were addressed as part of a comprehensive plan that was implemented in July 2008.
We did not incur any material costs related to the above environmental matters for the fiscal years ended September 30, 2015, 2014 and 2013. Notwithstanding the foregoing, no assurance can be given that existing environmental studies revealed all environmental liabilities, or that future laws, ordinances or regulations will not impose any material environmental liability or that a material environmental condition does not otherwise currently exist.
Employees and Labor Relations
As of September 30, 2015, the Connecticut facilities employed approximately 4,875 full-time employees and 1,920 seasonal, part-time and on-call employees. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except key personnel, the Connecticut facilities are obligated to give first preference to qualified members of the Tribe and then to enrolled members of other Indian tribes. See “Certain Relationships and Related Transactions.” None of the Connecticut facilities' employees are covered by collective bargaining agreements.
As of September 30, 2015, Mohegan Sun Pocono employed approximately 985 full-time employees and 735 seasonal, part-time and on-call employees. Certain of our Mohegan Sun Pocono’ employees are represented under collective bargaining agreements between Downs Racing and either, the International Union of Operating Engineers Local Union 542C, or Local Union 542C, or Teamsters Local No. 401, or Local No. 401. The agreement with Local Union 542C expires on March 31, 2018 and relates to equipment and heavy equipment operators. The agreement with Local No. 401 expires on January 31, 2017 and relates to truck drivers and maintenance employees.

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
We currently have and will continue to have a substantial amount of indebtedness. As of September 30, 2015, our debt totaled approximately $1.7 billion.
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
Risks Related to Our Business
A person or entity's ability to enforce its rights against us is limited by our sovereign immunity and that of the Tribe, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and, to the extent applicable, the Pocono subsidiaries and MTGA Gaming.
Although we, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf, MVW, WTG and to the extent applicable, the Pocono subsidiaries and MTGA Gaming, or collectively, the Tribal entities, each have sovereign immunity and generally may not be sued without our and their respective consents, a limited waiver of sovereign immunity and consent to suit has been granted in connection with substantially all of our outstanding indebtedness. Each such waiver includes suits against us to enforce our obligation to repay certain outstanding indebtedness. Generally, waivers of sovereign immunity have been held to be enforceable against Indian tribes. In the event that any waiver of sovereign immunity is held to be ineffective, a claimant could be precluded from judicially enforcing its rights and remedies. With limited exceptions, the Tribal entities have not waived sovereign immunity from private civil suits, including violations of the federal securities laws. For this reason, a claimant may not have any remedy against any of the Tribal entities for violations of federal securities laws.

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
If an event of default occurs in connection with our indebtedness, no assurance can be given that a forum will be available to creditors other than arbitration with enforcement of arbitration awards in the Gaming Disputes Court. In such court, there are presently limited precedents for the interpretation of Tribal law with respect to insolvency. Any execution of a judgment of the Gaming Disputes Court or any other court on Tribal lands will require the cooperation of the Tribe's officials in the exercise of their police powers. Thus, to the extent that a judgment of the Gaming Disputes Court must be executed on Tribal lands, the practical realization of any benefit of such a judgment will be dependent upon the willingness and ability of Tribal officials to carry out such judgment. In addition, the land on which Mohegan Sun is located is owned by the United States in trust for the Tribe, and our creditors and the creditors of the Tribe may not foreclose upon or obtain title to the land. Additionally, although we do not presently hold any material fee interest in real property, if we did in the future, federal law may not allow for real property interest to be mortgaged or, if mortgaged, transferred as a result of foreclosure.
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
Our ability to make payments on and to refinance our indebtedness will depend upon our ability to generate cash flows from operations in the future and current and future economic and credit market conditions. Our ability to generate cash flows is subject to financial, economic, political, competitive, regulatory and other factors beyond our control. We continue to monitor revenues and manage expenses and enhance operating efficiencies to ensure continued compliance with our financial covenant requirements under both our senior secured credit facilities and note indentures. While we anticipate that we will remain in compliance with all covenant requirements for all periods prior to maturity, we may need to increase revenues or offset any future declines in revenues by implementing cost saving and other initiatives to ensure compliance with these financial covenant requirements. If we are unable to satisfy our financial covenant requirements, we would need to obtain waivers or consents; however, we can provide no assurance that we would be able to obtain such waivers or consents. If we are unable to obtain such waivers or consents, we would be in default under our debt documents, which may result in cross-defaults under our other outstanding indebtedness and allow our lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of our outstanding indebtedness. If such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary to repay such accelerated indebtedness. There is also a risk that the banks that participate in our senior secured credit facilities may not be able to perform when we request additional funds to be advanced to us under such facilities. If funds are not available to be drawn under the terms of our senior secured credit facilities, we may not be able to secure additional financing.
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
In addition, our indentures place certain limitations on our ability to incur indebtedness. Under these indentures, we are generally able to incur indebtedness that otherwise may be restricted, provided we meet a minimum fixed charge coverage ratio, as defined. If we were to fall below the minimum fixed charge coverage ratio, our ability to incur additional debt would be limited and subject to other applicable exceptions contained in the indentures, and the options available to us to refinance our existing indebtedness would be restricted. In such event, we may need to obtain waivers or consents from our lenders in order to obtain additional debt or refinance our existing debt on satisfactory terms; however, we cannot assure you that we would be able to obtain such waivers or consents. In such event, it may not be possible for us to borrow additional funds to meet our obligations or refinance our maturities. At September 30, 2015, we were above the minimum fixed charge coverage ratio.
Additionally, our failure to comply with covenants in our debt instruments could result in an event of default, which, if not cured or waived, could result in the acceleration of the required repayment of some or all of the then-outstanding amounts of such debt and an inability to make debt service payments, which could have a material adverse effect on us.
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
The most recent economic recession negatively impacted consumer confidence and the amount of consumer spending at Mohegan Sun and Mohegan Sun Pocono. Continued adverse economic conditions such as a prolonged regional, national or global economic downturn or slow growth, including periods of increased inflation, rising unemployment levels, tax rates, interest rates, energy and gasoline prices or declining consumer confidence could also further reduce consumer spending. Reduced consumer spending has and may continue to result in an adverse impact on our business, financial condition and operating results. Furthermore, uncertainty and adverse changes in the economy could also increase the cost and reduce the availability of sources of financing, which could have a material adverse impact on our financial condition and operating results. If adverse economic conditions continue or worsen, our business, assets, financial condition and results of operations could continue to be affected adversely.
Our diversification efforts may not be successful.
We receive and evaluate various opportunities to diversify our business interests. These opportunities primarily include the development and/or management of, investment in, or ownership of other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. We are currently pursuing and evaluating opportunities in various jurisdictions. These efforts may require various levels of regulatory or legislative approval, and may require the commitment of financial and capital resources, and a failure to achieve any such approval or to obtain or generate sufficient funds to meet such financial or capital requirements may result in the termination of the respective project. Additionally, there can be no assurance that we will continue to pursue any of these opportunities or that any of them will be consummated.
The loss of a key management member could have a material adverse effect on us, Mohegan Sun and Mohegan Sun Pocono.
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
At both our Mohegan Sun and Mohegan Sun Pocono properties, investigations and remedial actions have been successfully undertaken to address significant site contamination resulting from historical operations. The site on which Mohegan Sun is located was formerly occupied by United Nuclear Corporation, a naval products manufacturer of, among other things, nuclear reactor fuel components. Prior to the decommissioning of the United Nuclear Corporation facilities on the site, extensive investigations were completed and contaminated soils were remediated to applicable standards. Prior to us taking possession of the property and development of Mohegan Sun, the site was determined to be safe for general public use.
Prior to acquiring our interest in Mohegan Sun Pocono, we conducted an extensive environmental investigation of the Pocono facilities. During the course of that investigation, we identified several environmental conditions that required corrective actions to bring the property into compliance with applicable laws and regulations. These remedial actions, including an ongoing monitoring program for the portion of the property that was formerly used as a solid waste landfill, were addressed as part of a comprehensive plan that was implemented by Downs Racing in July 2008.
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
Our results of operations could be adversely affected by weather-related factors, such as the effects of Hurricane Sandy in September 2012 and unfavorable winter weather conditions experienced during the Blizzards of 2013 and 2015. Severe weather conditions may discourage potential patrons from traveling, or may deter or prevent patrons from reaching our facilities. If this occurs, it could have a material adverse effect on our future operating results and ability to meet our debt service obligations.
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
In accordance with authoritative guidance issued by the Financial Accounting Standards Board pertaining to goodwill and other intangible assets, we assess the goodwill associated with our acquisition of the Pennsylvania Facilities and certain other intangible assets at least annually for impairment by comparing the fair value of the goodwill or such intangible asset to its carrying value. In the event the carrying value of the goodwill or intangible asset exceeds its fair value, the goodwill or other intangible asset would be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our financial condition. We describe the process for testing goodwill and other intangible assets for impairment and the results of our testing for fiscal 2015 and 2014 more thoroughly in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Critical Accounting Policies and Estimates” of this Annual Report on Form 10-K under the headings “Goodwill” and “Other Intangible Assets” and in Note 2 to our consolidated financial statements, under the headings “Goodwill” and “Other Intangible Assets.”
Risks Related to Mohegan Sun
We face intense competition in our primary market from Foxwoods.
The existing gaming industry in our primary market is highly competitive. We primarily compete with Foxwoods which is located approximately 10 miles from Mohegan Sun and is reportedly one of the largest gaming facilities in the United States in terms of total gaming positions. Foxwoods has been in operation for more than 23 years and recently added a new retail outlet mall to its amenities which could impact competition in our primary market.
In addition to Foxwoods, we also face competition from gaming facilities elsewhere in our market areas.
While Mohegan Sun and Foxwoods are the only two current gaming operations in southern New England offering traditional slot machines and table games, we also face competition from gaming facilities in Massachusetts, Rhode Island, New York and New Jersey. In addition, we face competition in and from the Northeastern Pennsylvania gaming market. Racinos in Yonkers, Queens, Batavia, Hamburg, Nichols, Vernon, Monticello, Saratoga Springs and Farmington, New York, reportedly operate approximately 18,000 VLTs, including electronic table games. While Twin River and Newport Grand in the State of Rhode Island reportedly offer approximately 5,400 VLTs and 80 table games. Given the geographic proximity of Empire City and Resorts World to New York City and Twin River and Newport Grand to Boston, these facilities may have a distinct advantage over Mohegan Sun in competing for patrons from the New York and Boston metropolitan regions. We also compete for patrons with casinos in Atlantic City, New Jersey. Many of these casinos may have greater resources, operating experience and name recognition than Mohegan Sun. In addition, the State of New Jersey and the Atlantic City gaming market continue to implement legislative reforms adopted in 2011 and public-private initiatives to revitalize gaming in the state.
New entrants in our market areas or the expansion of on-line gaming could adversely affect our operations and our ability to meet our financial obligations.
With the addition of table gaming in Rhode Island, Maine, Pennsylvania and Delaware, commercial casino gaming has expanded in the Northeastern United States and is poised to expand further. In the Commonwealth of Massachusetts, the single slot-only facility is now open, while two commercial casino gaming licenses have been awarded and a third is under consideration. In the State of New York, three commercial casinos are under development, while a fourth is under consideration, along with the expansion of VLTs at off-track wagering facilities in Nassau and Suffolk counties.
Tribal gaming projects being pursued by the Mashpee Wampanoag Tribe, which has entered into a tribal-state gaming compact, and the Aquinnah Wampanoag Tribe, both located in the Commonwealth of Massachusetts, and the Shinnecock Indian Nation of New York also increase the possibility of new tribal gaming in the Northeastern United States in the future. In addition, other federally-recognized Indian tribes continue to pursue new gaming projects elsewhere in the Northeastern United States, while, groups seeking federal recognition as Indian tribes, as well as federally-recognized Indian tribes, continue efforts to establish or expand reservation lands with an interest in commercial casino gaming on such lands. Additionally, Indian tribal groups from the State of Connecticut whose petitions have been rejected in recent years by the BIA may be successful with appeals or reconsiderations of those petitions.

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
Because the gaming industry in the northeastern United States has experienced seasonal fluctuations in the past, we may also experience seasonal variations in our revenues and operating results that could adversely affect our cash flows.
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
We depend on revenues generated from the hotel at Mohegan Sun, together with revenues generated from other portions of Mohegan Sun, to meet our financial obligations and fund our operations. Revenues generated from our hotel are primarily subject to conditions affecting our gaming operations, but are also subject to the lodging industry in general, and as a result, our financial performance and cash flows may be affected not only by the conditions in the gaming industry, but also by those in the lodging industry. Some of these conditions are as follows:

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
Currently, the operation of gaming on Indian tribal lands is subject to IGRA. Legislation has been introduced in Congress from time to time with the intent of modifying a variety of perceived deficiencies with IGRA or the Indian Reorganization Act of 1934 under which land can be acquired for tribes for various purposes, including gaming. Certain proposals that have been considered would be prospective in effect and contain clauses that would grandfather existing Indian tribal gaming operations such as Mohegan Sun. However, legislation has also been proposed from time to time which would have the effect of repealing many of the key provisions of IGRA and prohibiting the continued operation of particular classes of gaming on Indian tribal reservations in states where such gaming is not otherwise allowed on a commercial basis. While none of the substantive proposed amendments to IGRA have been enacted, we cannot predict the effects of future legislative acts. In the event that Congress passes prohibitory legislation that does not include any grandfathering exemption for existing Indian tribal gaming operations, and if such legislation is sustained in the courts against tribal challenge, our ability to meet our financial obligations would be materially and adversely affected.
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
Risks Related to Mohegan Sun Pocono
The adoption of modifications to the Pennsylvania Gaming Act or other applicable laws in the Commonwealth of Pennsylvania could negatively impact our operations and expected profitability.
Changes in applicable laws or regulations, tax rates or the enforcement of applicable laws and regulations in the Commonwealth of Pennsylvania could limit or materially affect the types of gaming we may conduct and the services we may provide at Mohegan Sun Pocono or the profitability of such operations. Our ability to continue to operate Mohegan Sun Pocono could also be adversely affected by such legal or regulatory changes.
If Mohegan Sun Pocono is not able to compete successfully with existing and potential competitors, we may not be able to generate sufficient cash flows for our operations or to fulfill our financial obligations.
Mohegan Sun Pocono faces competition from several gaming facilities in the Commonwealth of Pennsylvania, as well as neighboring states. Our closest competitors are Mount Airy Resort Casino and Sands Casino Resort Bethlehem, both of which are located in Northeastern Pennsylvania, approximately 40 miles and 70 miles from Mohegan Sun Pocono, respectively. The development of other gaming facilities in the Commonwealth of Pennsylvania may also impact the competitive environment for Mohegan Sun Pocono.
In addition to existing slot machine and table game operations in the Commonwealth of Pennsylvania, Mohegan Sun Pocono faces competition from the VLT facility at the Monticello Raceway in Monticello, New York, approximately 90 miles from Mohegan Sun Pocono, as well as future competition from the proposed Montreign Resort Casino in Thompson, New York, which will be owned and operated by the same operator of the VLT facility at the Monticello Raceway and located approximately 175 miles from Mohegan Sun Pocono. Additionally, Mohegan Sun Pocono faces competition from Tioga Downs Casino in Nichols,

New York, approximately 100 miles from Mohegan Sun Pocono. Expanded gaming in the states of Maryland, Ohio, New Jersey, Delaware and West Virginia may affect overall gaming in the Commonwealth of Pennsylvania, the OTW facilities and other gaming facilities with which Mohegan Sun Pocono compete for patrons.
We are unable to predict the impact of existing and potential competition in our market area and its impact on our operations and ability to meet our financial obligations.
Our operation of Mohegan Sun Pocono subjects us to regulation and enforcement by various state agencies.
As owner and operator of Mohegan Sun Pocono, we are subject to extensive state regulation by the PGCB, the Pennsylvania State Harness Racing Commission, or the PSHRC, and other state regulatory agencies, such as the Liquor Control Board. Applicable rules and regulations may require that we obtain and periodically renew a variety of licenses, registrations, permits and approvals to conduct our operations. Regulatory agencies may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, deny or revoke our license to conduct our operations as intended. The sale of alcoholic beverages at our properties is subject to licensing, control and regulation by state and local agencies in Pennsylvania, including the Pennsylvania Liquor Control Board. The liquor agencies have broad powers to limit, condition, suspend or revoke any liquor license. We can provide no assurance that we will be able to continually renew all registrations, permits, approvals or licenses necessary to conduct our operations in the Commonwealth of Pennsylvania as intended. Any of these events, including any disciplinary action with respect to our liquor license, or any changes in applicable laws or regulations or the enforcement thereof, could, and any failure to renew or revocation of our liquor license would, have a material adverse effect on our business, financial condition and results of operations.
Changes in or the issuance of additional regulations by the PGCB may adversely affect our operations at Mohegan Sun Pocono.
Under the Pennsylvania Gaming Act, the PGCB has extensive authority to regulate gaming activities. Casino gaming is still a relatively new industry in the Commonwealth of Pennsylvania and many of the rules and regulations governing casino gaming are still evolving. New or changing regulations could adversely affect our gaming operations at Mohegan Sun Pocono.
Changes in or the issuance of additional regulations by the PSHRC may adversely affect our operations at Mohegan Sun Pocono.
Under the Pennsylvania Race Horse Industry Reform Act, the PSHRC has extensive authority to regulate harness racing activities. While harness racing is a well-established industry in the Commonwealth of Pennsylvania, new or changing regulations could adversely affect our harness racing operations at Mohegan Sun Pocono. Our inability or failure to conduct harness racing operations at Mohegan Sun Pocono in accordance with applicable regulations could adversely affect our ability to conduct gaming operations at Mohegan Sun Pocono.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Mohegan Sun is located on an approximately 185-acre site on the Tribe’s reservation in Southeastern Connecticut, adjacent to Uncasville, Connecticut. The land upon which Mohegan Sun is located is held in trust for the Tribe by the United States. Mohegan Sun has its own exit from Connecticut Route 2A, providing patrons with direct access to Interstates 395 and 95, the main highways connecting New York City, New York, Boston, Massachusetts, and Providence, Rhode Island. Mohegan Sun is approximately 125 miles from New York City, 100 miles from Boston and 50 miles from Providence.
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
We have also entered into various lease agreements with the Tribe for properties that are utilized for parking and access to Mohegan Sun.
The Mohegan Sun Golf Club is located in Sprague and Franklin, Connecticut, approximately 15 miles from Mohegan Sun.
Mohegan Sun Pocono is located on an approximately 400-acre site in Plains Township, Pennsylvania. We also own OTW facilities located in Carbondale and Lehigh Valley (Allentown), Pennsylvania, and lease an OTW facility located in East Stroudsburg, Pennsylvania.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
We have not issued or sold any equity securities.

Item 6. Selected Financial Data.

	As of or for the Fiscal Years Ended September 30,
	2015	2014	2013	2012	2011
Operating Results:
Gross revenues	$1,388,966	$1,391,662	$1,435,885	$1,498,510	$1,527,188
Promotional allowances	(97,346)	(98,944)	(95,857)	(99,197)	(108,809)
Net revenues	$1,291,620	$1,292,718	$1,340,028	$1,399,313	$1,418,379
Income from operations (1)	$233,175	$181,408	$229,506	$225,424	$238,404
Other expenses, net (2)	(141,036)	(205,966)	(181,964)	(164,183)	(126,561)
Net income (loss)	92,139	(24,558)	47,542	61,241	111,843
Loss attributable to non-controlling interests	2,255	380	2,784	2,019	2,134
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$94,394	$(24,178)	$50,326	$63,260	$113,977
Other Data:
Interest expense, net of capitalized interest	$143,876	$147,933	$170,150	$146,057	$117,710
Capital expenditures incurred	$30,024	$32,628	$66,053	$43,642	$46,477
Net cash flows provided by operating activities	$169,418	$73,016	$102,951	$176,997	$194,278
Balance Sheet Data:
Total assets	$2,020,133	$2,035,531	$2,109,963	$2,211,063	$2,195,634
Long-term debt and capital leases, net of current portions	$1,612,671	$1,681,300	$1,628,544	$1,630,860	$816,636
 __________

(1)
Operating costs and expenses, included in income from operations, include non-cash relinquishment liability reassessment credits of $243,000, $1.9 million, $249,000, $11.4 million and $8.8 million in fiscal 2015, 2014, 2013, 2012 and 2011, respectively. A discussion of the relinquishment liability may be found in Note 11 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K. Operating costs and expenses also include impairment charges of $2.5 million and $5.0 million in fiscal 2015 and 2014, respectively. A discussion of these impairment charges may be found in Note 4 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K.

(2)
Other expenses, net, include accretion of discount to the relinquishment liability of $227,000, $2.2 million, $5.0 million, $8.2 million and $11.4 million in fiscal 2015, 2014, 2013, 2012 and 2011, respectively. A discussion of the accretion of discount to the relinquishment liability may be found in Note 11 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K. Other expenses, net, also include losses on early extinguishment of debt of $4.0 million, $62.0 million, $11.5 million and $14.3 million in fiscal 2015, 2014, 2013 and 2012, respectively. In addition, other expenses, net, include interest expense, net of capitalized interest.

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

•	food and beverage revenues;

•	hotel revenues; and

•	retail, entertainment and other revenues, which primarily include revenues from our arena, gasoline and convenience centers, retail shops and basketball, golf and lacrosse operations.
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
Promotional Allowances
We operate a program, without membership fees, for patrons at Mohegan Sun, Mohegan Sun Pocono and our managed property, Resorts Casino Hotel in Atlantic City, New Jersey, or Resorts Atlantic City. This program provides complimentary food and beverage, hotel, retail, entertainment and other amenities to patrons based on Momentum Dollars that are awarded for patrons’ gaming activities. Momentum Dollars may be utilized to purchase, among other things, items at restaurants and retail stores located within Mohegan Sun, Mohegan Sun Pocono and Resorts Atlantic City. Momentum Dollars may also be utilized at The Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center, as well as to purchase hotel services and tickets to entertainment events held at facilities located at Mohegan Sun, Mohegan Sun Pocono and Resorts Atlantic City. The retail value of complimentary items redeemed at facilities operated by us is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third-parties for the value of complimentary items redeemed at third-party outlets is included in gaming costs and expenses.
In addition, we offer ongoing promotional coupons to patrons for the purchase of food and beverage, hotel and retail amenities offered at Mohegan Sun and Mohegan Sun Pocono. The retail value of coupons redeemed at facilities operated by us is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third-parties for the value of coupons redeemed at third-party outlets is included in gaming costs and expenses.
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
Reassessment and Accretion of Discount to the Relinquishment Liability
In February 1998, we entered into a relinquishment agreement with Trading Cove Associates, or TCA. The relinquishment agreement provided, among other things, that we made certain payments to TCA out of, and determined as a percentage of, revenues, as defined under the relinquishment agreement, generated by Mohegan Sun over a 15-year period. We recorded a relinquishment liability based on the estimated present value of our obligations under the relinquishment agreement. The relinquishment agreement expired on December 31, 2014. As of September 30, 2015, no amount was outstanding under the relinquishment agreement.
Results of Operations
Summary Operating Results
As of September 30, 2015, we own and operate, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise and the Mohegan Sun Golf Club, and have partnered with an unrelated third-party to own and operate the New England Black Wolves franchise, or collectively, the Connecticut facilities, and the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania facilities. Our operations related to investments in unconsolidated affiliates and certain other Corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2015	2014	2013	15 vs. 14	14 vs. 13	15 vs. 14	14 vs. 13
Net revenues:
Mohegan Sun	$994,010	$995,100	$1,042,078	$(1,090)	$(46,978)	(0.1)%	(4.5)%
Mohegan Sun Pocono	295,135	296,578	296,648	(1,443)	(70)	(0.5)%	—%
Corporate and other	7,567	5,391	1,302	2,176	4,089	40.4%	314.1%
Inter-segment revenues	(5,092)	(4,351)	—	(741)	(4,351)	(17.0)%	(100.0)%
Total	$1,291,620	$1,292,718	$1,340,028	$(1,098)	$(47,310)	(0.1)%	(3.5)%
Income (loss) from operations:
Mohegan Sun	$212,211	$181,325	$212,680	$30,886	$(31,355)	17.0%	(14.7)%
Mohegan Sun Pocono	45,817	36,956	43,763	8,861	(6,807)	24.0%	(15.6)%
Corporate and other	(24,853)	(36,873)	(26,937)	12,020	(9,936)	32.6%	(36.9)%
Total	$233,175	$181,408	$229,506	$51,767	$(48,098)	28.5%	(21.0)%
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$94,394	$(24,178)	$50,326	$118,572	$(74,504)	N.M.	N.M.
Operating margin:
Mohegan Sun	21.3%	18.2%	20.4%	3.1%	(2.2)%	17.0%	(10.8)%
Mohegan Sun Pocono	15.5%	12.5%	14.8%	3.0%	(2.3)%	24.0%	(15.5)%
Total	18.1%	14.0%	17.1%	4.1%	(3.1)%	29.3%	(18.1)%
__________
N.M. - Not Meaningful.
The most significant factors and trends that we believe impacted our operating performance were as follows:

•	various strategic operational and marketing and promotional changes designed to lower operating costs and expenses, enhance operating efficiency and improve profitability;

•	relatively flat net revenues at both Mohegan Sun and Mohegan Sun Pocono;

•	the continued ramp-up of hotel and convention center operations at Mohegan Sun Pocono;

•	the lingering effects of the most recent economic recession and its impact on consumer discretionary spending; and

•	competitive gaming markets.
Other factors that affected our financial performance were as follows:

•	expiration of relinquishment payments in fiscal 2015;

•	lower Corporate expenses in fiscal 2015;

•	lower interest expense in fiscal 2015 and 2014;

•	higher Corporate expenses in fiscal 2014; and

•	losses on early extinguishment of debt of $4.0 million, $62.0 million and $11.5 million in fiscal 2015, 2014 and 2013, respectively.
Net revenues for the fiscal year ended September 30, 2015 compared to the prior fiscal year were relatively flat.
Net revenues for the fiscal year ended September 30, 2014 compared to the prior fiscal year declined primarily due to lower gaming revenues at Mohegan Sun.
Income from operations for the fiscal year ended September 30, 2015 compared to the prior fiscal year increased primarily as a result of lower operating costs and expenses at both Mohegan Sun and Mohegan Sun Pocono, combined with reduced Corporate expenses.
Income from operations for the fiscal year ended September 30, 2014 compared to the prior fiscal year declined primarily due to the reduction in net revenues, combined with higher Corporate expenses.
Net income attributable to the Authority for the fiscal year ended September 30, 2015 compared to the prior fiscal year increased primarily as a result of the growth in income from operations and reduced non-operating loss on early extinguishment of debt. The increase in net income attributable to the Authority also reflected lower interest expense.
Net income attributable to the Authority for the fiscal year ended September 30, 2014 compared to the prior fiscal year declined primarily due to the non-operating loss on early extinguishment of debt, combined with the reduction in income from operations.
Mohegan Sun
Revenues
Revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2015	2014	2013	15 vs. 14	14 vs. 13	15 vs. 14	14 vs. 13
Gaming	$861,919	$858,780	$911,180	$3,139	$(52,400)	0.4%	(5.8)%
Food and beverage	61,538	62,940	60,026	(1,402)	2,914	(2.2)%	4.9%
Hotel	44,836	42,921	40,873	1,915	2,048	4.5%	5.0%
Retail, entertainment and other	102,901	108,776	108,508	(5,875)	268	(5.4)%	0.2%
Gross revenues	1,071,194	1,073,417	1,120,587	(2,223)	(47,170)	(0.2)%	(4.2)%
Less-Promotional allowances	77,184	78,317	78,509	(1,133)	(192)	(1.4)%	(0.2)%
Net revenues	$994,010	$995,100	$1,042,078	$(1,090)	$(46,978)	(0.1)%	(4.5)%

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Fiscal Years Ended September 30,
	2015	2014	2013
Gaming	80.5%	80.0%	81.3%
Food and beverage	5.7%	5.9%	5.4%
Hotel	4.2%	4.0%	3.6%
Retail, entertainment and other	9.6%	10.1%	9.7%
Total	100.0%	100.0%	100.0%
Promotional Allowances
The retail value of promotional allowances was included in gross revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2015	2014	2013	15 vs. 14	14 vs. 13	15 vs. 14	14 vs. 13
Food and beverage	$26,039	$26,330	$22,747	$(291)	$3,583	(1.1)%	15.8%
Hotel	13,429	13,301	13,798	128	(497)	1.0%	(3.6)%
Retail, entertainment and other	37,716	38,686	41,964	(970)	(3,278)	(2.5)%	(7.8)%
Total	$77,184	$78,317	$78,509	$(1,133)	$(192)	(1.4)%	(0.2)%

The estimated cost of promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2015	2014	2013	15 vs. 14	14 vs. 13	15 vs. 14	14 vs. 13
Food and beverage	$24,263	$26,143	$22,893	$(1,880)	$3,250	(7.2)%	14.2%
Hotel	5,931	6,789	7,215	(858)	(426)	(12.6)%	(5.9)%
Retail, entertainment and other	33,191	34,601	38,346	(1,410)	(3,745)	(4.1)%	(9.8)%
Total	$63,385	$67,533	$68,454	$(4,148)	$(921)	(6.1)%	(1.3)%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2015	2014	2013	15 vs. 14	14 vs. 13	15 vs. 14	14 vs. 13
Slots:
Handle	$7,049,990	$7,158,030	$7,527,822	$(108,040)	$(369,792)	(1.5)%	(4.9)%
Gross revenues	$582,521	$582,103	$618,680	$418	$(36,577)	0.1%	(5.9)%
Net revenues	$560,643	$561,601	$595,302	$(958)	$(33,701)	(0.2)%	(5.7)%
Free promotional slot plays (1)	$57,222	$65,185	$66,261	$(7,963)	$(1,076)	(12.2)%	(1.6)%
Weighted average number of machines (in units)	5,268	5,470	5,553	(202)	(83)	(3.7)%	(1.5)%
Hold percentage (gross)	8.3%	8.1%	8.2%	0.2%	(0.1)%	2.5%	(1.2)%
Win per unit per day (gross) (in dollars)	$303	$292	$305	$11	$(13)	3.8%	(4.3)%
Table games:
Drop	$1,763,419	$1,844,191	$1,859,821	$(80,772)	$(15,630)	(4.4)%	(0.8)%
Revenues	$287,426	$283,413	$300,099	$4,013	$(16,686)	1.4%	(5.6)%
Weighted average number of games (in units)	283	288	285	(5)	3	(1.7)%	1.1%
Hold percentage (2)	16.3%	15.4%	16.1%	0.9%	(0.7)%	5.8%	(4.3)%
Win per unit per day (in dollars)	$2,781	$2,692	$2,886	$89	$(194)	3.3%	(6.7)%
Poker:
Revenues	$9,772	$9,838	$9,867	$(66)	$(29)	(0.7)%	(0.3)%
Weighted average number of tables (in units)	42	42	42	—	—	—	—
Revenue per unit per day (in dollars)	$637	$643	$644	$(6)	$(1)	(0.9)%	(0.2)%
 __________
(1)Free promotional slot plays are included in slot handle, but not reflected in slot revenues.
(2)Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the fiscal year ended September 30, 2015 compared to the prior fiscal year were relatively flat. Gaming revenues for the fiscal year ended September 30, 2015 benefited from increased table game revenues due to higher year-over-year hold percentage, partially offset by lower slot revenues.
Gaming revenues for the fiscal year ended September 30, 2014 compared to the prior fiscal year declined primarily as a result of lower slot revenues which we believe was primarily due to the lingering effects of the most recent economic recession and a competitive gaming market. The decline in gaming revenues also reflected lower table game revenues primarily driven by lower year-over-year hold percentage.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2015	2014	2013	15 vs. 14	14 vs. 13	15 vs. 14	14 vs. 13
Meals served	2,881	2,951	2,798	(70)	153	(2.4)%	5.5%
Average price per meal served (in dollars)	$15.92	$16.03	$16.15	$(0.11)	$(0.12)	(0.7)%	(0.7)%
Food and beverage revenues for the fiscal year ended September 30, 2015 compared to the prior fiscal year declined primarily as a result of the decrease in meals served. The decrease in meals served primarily reflected the replacement of a Mohegan Sun-owned food and beverage outlet with a third-party operator.
Food and beverage revenues for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily due to the increase in meals served. The increase in meals served resulted from changes in our promotional programs.

The following table presents data related to hotel operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2015	2014	2013	15 vs. 14	14 vs. 13	15 vs. 14	14 vs. 13
Rooms occupied	420	418	415	2	3	0.5%	0.7%
Occupancy rate	98.0%	97.4%	96.8%	0.6%	0.6%	0.6%	0.6%
Average daily room rate (in dollars)	$100	$97	$94	$3	$3	3.1%	3.2%
Revenue per available room (in dollars)	$98	$95	$91	$3	$4	3.2%	4.4%
Hotel revenues for the fiscal year ended September 30, 2015 compared to the prior fiscal year increased primarily as a result of an increase in hotel occupancy by higher paying transient guests.
Hotel revenues for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily due to an increase in hotel occupancy by higher paying transient and group guests.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2015	2014	2013	15 vs. 14	14 vs. 13	15 vs. 14	14 vs. 13
Arena events (in events)	120	109	108	11	1	10.1%	0.9%
Arena tickets	691	684	675	7	9	1.0%	1.3%
Average price per arena ticket (in dollars)	$50.60	$54.88	$53.58	$(4.28)	$1.30	(7.8)%	2.4%
Retail, entertainment and other revenues for the fiscal year ended September 30, 2015 compared to the prior fiscal year decreased primarily as a result of lower gasoline revenues driven by a decline in average price per gallon of gasoline sold at both our patron and employee gasoline and convenience centers. The decrease in retail, entertainment and other revenues also reflected lower entertainment revenues primarily due to a reduction in the number of headliner shows held at the Mohegan Sun Arena.
Retail, entertainment and other revenues for the fiscal year ended September 30, 2014 compared to the prior fiscal year were relatively flat.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2015	2014	2013	15 vs. 14	14 vs. 13	15 vs. 14	14 vs. 13
Gaming	$457,948	$488,293	$507,069	$(30,345)	$(18,776)	(6.2)%	(3.7)%
Food and beverage	33,358	32,737	33,668	621	(931)	1.9%	(2.8)%
Hotel	14,062	15,287	14,339	(1,225)	948	(8.0)%	6.6%
Retail, entertainment and other	43,993	48,406	42,713	(4,413)	5,693	(9.1)%	13.3%
Advertising, general and administrative	161,393	159,300	163,440	2,093	(4,140)	1.3%	(2.5)%
Depreciation and amortization	64,520	66,686	68,342	(2,166)	(1,656)	(3.2)%	(2.4)%
(Gain) loss on disposition of assets	1,022	(10)	222	1,032	(232)	N.M.	N.M.
Severance	3,244	—	(146)	3,244	146	100.0%	100.0%
Impairment of Project Horizon	2,502	4,981	—	(2,479)	4,981	49.8%	100.0%
Relinquishment liability reassessment	(243)	(1,905)	(249)	1,662	(1,656)	87.2%	N.M.
Total	$781,799	$813,775	$829,398	$(31,976)	$(15,623)	(3.9)%	(1.9)%
__________
N.M. - Not Meaningful.
Gaming costs and expenses for the fiscal year ended September 30, 2015 compared to the prior fiscal year declined primarily as a result of continued strategic operational and marketing and promotional changes designed to enhance operating efficiency and improve profitability. These initiatives resulted in lower payroll costs and reduced casino marketing and promotional expenses. The reduction in gaming costs and expenses also resulted from lower costs related to coupon and Momentum Dollar redemptions at both Mohegan Sun-owned and third-party outlets. Expenses associated with the combined slot win and free promotional slot play contributions totaled $145.6 million and $146.5 million for the fiscal years ended September 30, 2015 and 2014, respectively. Gaming costs and expenses as a percentage of gaming revenues were 53.1% and 56.9% for the fiscal years ended September 30, 2015 and 2014, respectively.
Gaming costs and expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year declined primarily due to lower combined slot win and free promotional slot play contribution expenses commensurate with the decline in slot revenues. The reduction in gaming costs and expenses also reflected reduced payroll costs and lower costs related to Momentum Dollar redemptions at third-party outlets. These results were partially offset by higher costs related to coupon redemptions at third-party outlets. Expenses associated with the combined slot win and free promotional slot play contributions totaled $146.5 million and $155.8 million for the fiscal years ended September 30, 2014 and 2013, respectively. Gaming costs and expenses as a percentage of gaming revenues were 56.9% and 55.6% for the fiscal years ended September 30, 2014 and 2013, respectively.
Food and beverage costs and expenses for the fiscal year ended September 30, 2015 compared to the prior fiscal year increased primarily as a result of lower amounts of food and beverage complimentaries related costs being allocated to gaming costs and expenses. These results were partially offset by lower payroll costs.
Food and beverage costs and expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year declined primarily due to higher amounts of food and beverage complimentaries related costs being allocated to gaming costs and expenses. The reduction in food and beverage costs and expenses also resulted from lower payroll costs.
Hotel costs and expenses for the fiscal year ended September 30, 2015 compared to the prior fiscal year declined primarily as a result of lower payroll costs, partially offset by lower amounts of hotel complimentaries related costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily due to higher payroll costs, combined with lower amounts of hotel complimentaries related costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2015 compared to the prior fiscal year decreased primarily as a result of lower gasoline cost of goods sold commensurate with the decline in gasoline revenues. The decline in retail, entertainment and other costs and expenses also reflected lower entertainment costs. These results were partially offset by lower amounts of retail, entertainment and other complimentaries related costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily due to higher entertainment costs, combined with lower amounts of retail, entertainment and other complimentaries related costs being allocated to gaming costs and expenses. These results were partially offset by lower payroll costs and gasoline and retail cost of goods sold.
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2015 compared to the prior fiscal year increased primarily as a result of higher payroll costs. These results were partially offset by lower utility costs, combined with our overall focus on managing expenses, including expenditures associated with services provided by third-party providers.
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year declined primarily due to reductions in payroll and insurance costs, as well as expenses associated with services provided by the State of Connecticut. These results were partially offset by higher utility costs.
Depreciation and amortization expenses for the fiscal years ended September 30, 2015 and 2014 compared to the prior fiscal years decreased due to assets becoming fully depreciated.
Severance for the fiscal year ended September 30, 2015 reflected charges related to a February 2015 workforce reduction to better align certain staffing levels with current business volumes. The costs associated with related post-employment severance benefits were expensed at the time the termination was communicated to the employees. Cash payments commenced in March 2015 and were completed in November 2015.
Impairment of Project Horizon for the fiscal year ended September 30, 2015 resulted from a re-evaluation of our plans with respect to the development of the planned third-party developed and owned retail center following an agreement with an instrumentality of the Tribe to develop the planned hotel. Based on our re-evaluation, we determined that the retail element, including master planning costs, was no longer feasible. Accordingly, the related assets did not have any future benefit to us, and, we recognized the related $2.5 million impairment charge.

Impairment of Project Horizon for the fiscal year ended September 30, 2014 resulted from a further re-evaluation of our plans with respect to the development of the new hotel element of the project, including the final location of the planned hotel. Based on our re-evaluation and new design plans, which then included a hotel to be developed and owned by an instrumentality of the Tribe, as well as a third-party developed and owned retail center, we determined that certain design and earthwork related assets did not have any future benefit to us, and, accordingly, we recognized the related $5.0 million impairment charge.
Relinquishment liability reassessments for the fiscal years ended September 30, 2015 and 2014 had the effect of reducing operating costs and expenses. The relinquishment liability reassessment credits resulted from reductions in Mohegan Sun revenues and revenue projections as of the end of each respective fiscal year compared to projections as of the end of the related prior fiscal year. The relinquishment agreement expired on December 31, 2014. As of September 30, 2015, no amount was outstanding under the relinquishment agreement.
Mohegan Sun Pocono
Revenues
Revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2015	2014	2013	15 vs. 14	14 vs. 13	15 vs. 14	14 vs. 13
Gaming	$271,801	$274,783	$279,022	$(2,982)	$(4,239)	(1.1)%	(1.5)%
Food and beverage	28,182	28,715	26,225	(533)	2,490	(1.9)%	9.5%
Hotel (1)	5,660	4,389	—	1,271	4,389	29.0%	100.0%
Retail, entertainment and other	9,581	9,219	8,661	362	558	3.9%	6.4%
Gross revenues	315,224	317,106	313,908	(1,882)	3,198	(0.6)%	1.0%
Less-Promotional allowances	20,089	20,528	17,260	(439)	3,268	(2.1)%	18.9%
Net revenues	$295,135	$296,578	$296,648	$(1,443)	$(70)	(0.5)%	—%
 ___________
(1)Hotel operations commenced on November 15, 2013.

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Fiscal Years Ended September 30,
	2015	2014	2013
Gaming	86.2%	86.6%	88.9%
Food and beverage	9.0%	9.1%	8.3%
Hotel	1.8%	1.4%	—
Retail, entertainment and other	3.0%	2.9%	2.8%
Total	100.0%	100.0%	100.0%
Promotional Allowances
The retail value of promotional allowances was included in gross revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2015	2014	2013	15 vs. 14	14 vs. 13	15 vs. 14	14 vs. 13
Food and beverage	$16,094	$16,864	$15,576	$(770)	$1,288	(4.6)%	8.3%
Hotel	1,711	1,419	—	292	1,419	20.6%	100.0%
Retail, entertainment and other	2,284	2,245	1,684	39	561	1.7%	33.3%
Total	$20,089	$20,528	$17,260	$(439)	$3,268	(2.1)%	18.9%

The estimated cost of promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2015	2014	2013	15 vs. 14	14 vs. 13	15 vs. 14	14 vs. 13
Food and beverage	$10,859	$11,793	$11,232	$(934)	$561	(7.9)%	5.0%
Hotel	2,467	2,190	—	277	2,190	12.6%	100.0%
Retail, entertainment and other	2,368	2,171	1,808	197	363	9.1%	20.1%
Total	$15,694	$16,154	$13,040	$(460)	$3,114	(2.8)%	23.9%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2015	2014	2013	15 vs. 14	14 vs. 13	15 vs. 14	14 vs. 13
Slots:
Handle	$2,603,006	$2,631,689	$2,897,095	$(28,683)	$(265,406)	(1.1)%	(9.2)%
Gross revenues	$213,854	$218,181	$220,127	$(4,327)	$(1,946)	(2.0)%	(0.9)%
Net revenues	$213,490	$218,175	$220,151	$(4,685)	$(1,976)	(2.1)%	(0.9)%
Free promotional slot plays (1)	$46,488	$48,848	$76,736	$(2,360)	$(27,888)	(4.8)%	(36.3)%
Weighted average number of machines (in units)	2,331	2,331	2,332	—	(1)	—	—%
Hold percentage (gross)	8.2%	8.3%	7.6%	(0.1)%	0.7%	(1.2)%	9.2%
Win per unit per day (gross) (in dollars)	$251	$256	$259	$(5)	$(3)	(2.0)%	(1.2)%
Table games:
Drop	$228,640	$213,736	$197,173	$14,904	$16,563	7.0%	8.4%
Revenues	$45,143	$41,557	$39,547	$3,586	$2,010	8.6%	5.1%
Weighted average number of games (in units)	73	68	66	5	2	7.4%	3.0%
Hold percentage (2)	19.7%	19.4%	20.1%	0.3%	(0.7)%	1.5%	(3.5)%
Win per unit per day (in dollars)	$1,699	$1,684	$1,642	$15	$42	0.9%	2.6%
Poker:
Revenues	$3,033	$3,404	$3,957	$(371)	$(553)	(10.9)%	(14.0)%
Weighted average number of tables (in units)	18	18	18	—	—	—	—
Revenue per unit per day (in dollars)	$462	$518	$602	$(56)	$(84)	(10.8)%	(14.0)%
 __________
(1)Free promotional slot plays are included in slot handle, but not reflected in slot revenues.
(2)Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the fiscal year ended September 30, 2015 compared to the prior fiscal year declined primarily as a result of lower slot revenues, partially offset by increased table game revenues. We believe slot revenues continued to be pressured by the lingering effects of the most recent economic recession, while table game revenues benefited from increased volumes driven by the addition of our hotel and convention center.
Gaming revenues for the fiscal year ended September 30, 2014 compared to the prior fiscal year declined primarily due to lower slot revenues which we believe was driven by the lingering effects of the most recent economic recession. We believe the decline in slot revenues also reflected changes in operations designed to improve profitability. These results were partially offset by higher table game revenues which benefited from the addition of our new hotel and convention center.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2015	2014	2013	15 vs. 14	14 vs. 13	15 vs. 14	14 vs. 13
Meals served	695	768	731	(73)	37	(9.5)%	5.1%
Average price per meal served (in dollars)	$17.94	$17.21	$16.41	$0.73	$0.80	4.2%	4.9%

Food and beverage revenues for the fiscal year ended September 30, 2015 compared to the prior fiscal year decreased primarily as a result of the reduction in meals served due, in part, to changes in the hours of operation of a Mohegan Sun Pocono-owned food and beverage outlet.
Food and beverage revenues for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily due to the addition of our new hotel and convention center, combined with changes in our promotional programs.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2015	2014	2013	15 vs. 14	14 vs. 13	15 vs. 14	14 vs. 13
Rooms occupied	82	68	—	14	68	20.6%	100.0%
Occupancy rate	95.2%	91.7%	—	3.5%	91.7%	3.8%	100.0%
Average daily room rate (in dollars)	$64	$61	—	$3	61	4.9%	100.0%
Revenue per available room (in dollars)	$61	$56	—	$5	56	8.9%	100.0%
Hotel revenues for the fiscal year ended September 30, 2015 compared to the prior fiscal year increased primarily as a result of a full year of hotel operations.
Hotel operations commenced on November 15, 2013.
Retail, entertainment and other revenues for the fiscal year ended September 30, 2015 compared to the prior fiscal year increased primarily as a result of higher retail revenues resulting from changes in our promotional programs.
Retail, entertainment and other revenues for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily due to additional entertainment revenues driven by our new hotel and convention center, which includes a 1,500-seat entertainment venue. Retail, entertainment and other revenues also benefited from higher retail revenues resulting from changes in promotional programs.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2015	2014	2013	15 vs. 14	14 vs. 13	15 vs. 14	14 vs. 13
Gaming	$193,952	$198,728	$201,860	$(4,776)	$(3,132)	(2.4)%	(1.6)%
Food and beverage	8,196	8,745	7,907	(549)	838	(6.3)%	10.6%
Hotel (1)	5,724	4,631	—	1,093	4,631	23.6%	100.0%
Retail, entertainment and other	1,786	2,539	1,146	(753)	1,393	(29.7)%	121.6%
Advertising, general and administrative	27,531	31,339	29,233	(3,808)	2,106	(12.2)%	7.2%
Depreciation and amortization	12,007	12,452	11,858	(445)	594	(3.6)%	5.0%
(Gain) loss on disposition of assets	(4)	1	19	(5)	(18)	N.M.	(94.7)%
Severance	126	—	175	126	(175)	100.0%	(100.0)%
Pre-opening	—	1,187	687	(1,187)	500	(100.0)%	72.8%
Total	$249,318	$259,622	$252,885	$(10,304)	$6,737	(4.0)%	2.7%
 ___________
(1)Hotel operations commenced on November 15, 2013.
N.M. - Not Meaningful.
Gaming costs and expenses for the fiscal year ended September 30, 2015 compared to the prior fiscal year declined primarily as a result of lower Pennsylvania slot machine tax expenses commensurate with the reduction in slot revenues and reduced payroll costs. Expenses associated with the Pennsylvania slot machine tax totaled $119.6 million and $122.3 million for the fiscal years ended September 30, 2015 and 2014, respectively. Expenses associated with the Pennsylvania table game tax totaled $6.7 million and $6.3 million for the fiscal years ended September 30, 2015 and 2014, respectively. Gaming costs and expenses as a percentage of gaming revenues were 71.4% and 72.3% for the fiscal years ended September 30, 2015 and 2014, respectively.

Gaming costs and expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year declined primarily due to lower Pennsylvania slot machine tax expenses commensurate with the reduction in slot revenues. The decline in gaming costs and expenses also reflected lower costs related to coupon redemptions at third-party outlets and reduced payroll costs. These results were partially offset by higher costs related to Momentum Dollar redemptions at Mohegan Sun Pocono-owned outlets and increased Pennsylvania regulatory fee assessments which were temporarily suspended in May and June 2013. Expenses associated with the Pennsylvania slot machine tax totaled $122.3 million and $124.0 million for the fiscal years ended September 30, 2014 and 2013, respectively. Expenses associated with the Pennsylvania table game tax totaled $6.3 million and $6.1 million for the fiscal years ended September 30, 2014 and 2013, respectively. Gaming costs and expenses as a percentage of gaming revenues were 72.3% for each of the fiscal years ended September 30, 2014 and 2013.
Food and beverage costs and expenses for the fiscal year ended September 30, 2015 compared to the prior fiscal year decreased primarily as a result of lower payroll costs and cost of goods sold commensurate with the decline in food and beverage revenues. These results were partially offset by lower amounts of food and beverage complimentaries related costs being allocated to gaming costs and expenses.
Food and beverage costs and expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily due to higher payroll costs and cost of goods sold commensurate with the increase in food and beverage revenues. These results were partially offset by higher amounts of food and beverage complimentaries related costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the fiscal year ended September 30, 2015 compared to the prior fiscal year increased primarily as a result of a full year of hotel operations.
Hotel operations commenced on November 15, 2013.
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2015 compared to the prior fiscal year declined primarily as a result of lower entertainment costs driven by a reduction in the number of shows held at our 1,500-seat entertainment venue and non-recurring costs associated with the January 2014 grand opening festivities for our hotel.
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily due to additional costs and expenses necessary to support our new 1,500-seat entertainment venue. These results were partially offset by higher amounts of retail, entertainment and other complimentaries related costs being allocated to gaming costs and expenses.
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2015 compared to the prior fiscal year declined primarily as a result of lower expenses associated with property taxes and reduced advertising and utility costs.
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily due to higher payroll costs and other additional administrative costs and expenses necessary to support our new hotel and convention center.
Depreciation and amortization expenses for the fiscal year ended September 30, 2015 compared to the prior fiscal year decreased as a result of assets becoming fully depreciated.
Depreciation and amortization expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased due to the placement of furniture and equipment related to our new hotel and convention center into service in fiscal 2014.
Pre-opening costs and expenses for the fiscal years ended September 30, 2014 and 2013 were comprised of personnel costs associated with preparation for the opening of our new hotel and convention center.

Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2015	2014	2013	15 vs. 14	14 vs. 13	15 vs. 14	14 vs. 13
Gross revenues (1)	$7,640	$5,490	$1,390	$2,150	$4,100	39.2%	295.0%
Less-Promotional allowances	73	99	88	(26)	11	(26.3)%	12.5%
Net revenues	$7,567	$5,391	$1,302	$2,176	$4,089	40.4%	314.1%
Expenses	$31,367	$41,276	$28,122	$(9,909)	$13,154	(24.0)%	46.8%
Depreciation and amortization	1,053	988	117	65	871	6.6%	744.4%
Total expenses	$32,420	$42,264	$28,239	$(9,844)	$14,025	(23.3)%	49.7%
__________
(1)Primarily represented inter-segment revenues which are eliminated in consolidation.
Corporate and other revenues for the fiscal year ended September 30, 2015 compared to the prior fiscal year increased primarily due to higher management fees earned in connection with our joint venture and management arrangement with Resorts Casino Hotel. The increase in Corporate and other revenues also reflected higher inter-segment lease revenues which are eliminated in consolidation.
Corporate and other revenues for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily as a result of inter-segment lease revenues earned by Downs Lodging, LLC, or Downs Lodging, a wholly-owned unrestricted subsidiary, which developed, financed and built Project Sunlight, our new hotel and convention center located at Mohegan Sun Pocono. All inter-segment revenues are eliminated in consolidation.
Corporate and other expenses for the fiscal year ended September 30, 2015 compared to the prior fiscal year declined primarily due to reduced expenditures associated with our pursuit of a Massachusetts casino license, partially offset by additional expenditures related to our pursuit of a casino license in South Korea and higher payroll costs.
Corporate and other expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased primarily as a result of higher professional and development related expenditures associated with our unsuccessful pursuit of a Massachusetts casino license.
Depreciation and amortization expenses for the fiscal year ended September 30, 2014 compared to the prior fiscal year increased due to the placement of our new hotel and convention center into service in fiscal 2014.
Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2015	2014	2013	15 vs. 14	14 vs. 13	15 vs. 14	14 vs. 13
Accretion of discount to the relinquishment liability (1)	$(227)	$(2,205)	$(4,974)	$1,978	$2,769	89.7%	55.7%
Interest income (2)	7,983	7,066	6,271	917	795	13.0%	12.7%
Interest expense, net of capitalized interest	(143,876)	(147,933)	(170,150)	4,057	22,217	2.7%	13.1%
Loss on early extinguishment of debt	(3,987)	(62,041)	(11,516)	58,054	(50,525)	93.6%	(438.7)%
Other expense, net (3)	(929)	(853)	(1,595)	(76)	742	(8.9)%	46.5%
Total other expense	$(141,036)	$(205,966)	$(181,964)	$64,930	$(24,002)	31.5%	(13.2)%
 __________
(1)Represented accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.
(2)Primarily represented interest earned on long-term receivables.
(3)Primarily represented loss from unconsolidated affiliates.
Interest expense for the fiscal year ended September 30, 2015 compared to the prior fiscal year declined as a result of lower weighted average outstanding debt and rate. Weighted average outstanding debt was $1.73 billion for the fiscal year ended September 30, 2015 compared to $1.75 billion in the prior fiscal year. Weighted average interest rate was 8.3% for the fiscal year ended September 30, 2015 compared to 8.5% in the prior fiscal year.

Interest expense for the fiscal year ended September 30, 2014 compared to the prior fiscal year decreased due to lower weighted average interest rate driven by our August and November 2013 refinancing transactions. Weighted average interest rate was 8.5% for the fiscal year ended September 30, 2014 compared to 10.1% in the prior fiscal year. Weighted average outstanding debt was $1.75 billion for the fiscal year ended September 30, 2014 compared to $1.70 billion in the prior fiscal year.
Loss on early extinguishment of debt for the fiscal year ended September 30, 2015 represented financing fees expensed in connection with our August 2015 refinancing transactions.
We incurred approximately $6.6 million in costs in connection with these refinancing transactions, consisting primarily of consulting, legal, advisory and amendment fees. Previously deferred debt discounts and debt issuance costs totaling $2.3 million, as well as $1.7 million in new transaction costs, were expensed and recorded as a loss on early extinguishment of debt. Of the remaining $4.9 million in new transaction costs, $4.7 million was recorded as a reduction to the carrying amount of the related debt and will be amortized over the term of the related debt. The remaining $219,000 in new costs was capitalized and will be amortized over the term of the related debt.
Loss on early extinguishment of debt for the fiscal year ended September 30, 2014 represented financing fees expensed in connection with our November 2013 refinancing transactions. We incurred approximately $60.8 million in costs in connection with these refinancing transactions, consisting primarily of consulting, legal and tender and consent fees. Previously deferred debt discounts and debt issuance costs totaling $22.4 million, as well as $39.6 million in new transaction costs, were expensed and recorded as a loss on early extinguishment of debt. Of the remaining $21.2 million in new transaction costs, $19.0 million was recorded as a reduction to the carrying amount of the related debt and will be amortized over the term of the related debt. The remaining $2.2 million in new costs was capitalized and will be amortized over the term of the related debt.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, our operating results for the fiscal year ended September 30, 2015 are not necessarily indicative of operating results for interim periods.
Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2015	2014	2013	15 vs. 14	14 vs. 13	15 vs. 14	14 vs. 13
Net cash provided by operating activities	$169,418	$73,016	$102,951	$96,402	$(29,935)	132.0%	(29.1)%
Net cash used in investing activities	(26,794)	(22,455)	(33,168)	(4,339)	10,713	(19.3)%	32.3%
Net cash used in financing activities	(125,978)	(65,077)	(120,243)	(60,901)	55,166	(93.6)%	45.9%
Net increase (decrease) in cash and cash equivalents	$16,646	$(14,516)	$(50,460)	$31,162	$35,944	214.7%	71.2%

As of September 30, 2015 and 2014, we held cash and cash equivalents of $65.8 million and $49.1 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, accretion of discounts and gains and losses on early extinguishment of debt.
The increase in cash provided by operating activities for the fiscal year ended September 30, 2015 compared to the prior fiscal year primarily resulted from increased net income, partially offset by slightly higher working capital requirements. The decline in cash provided by operating activities for the fiscal year ended September 30, 2014 compared to the prior fiscal year primarily resulted from a reduction in net income. Cash provided by operating activities for the fiscal year ended September 30, 2014 were negatively impacted by approximately $52.0 million as a result of our November 2013 refinancing transactions, including the payment of tender and consent fees. These results were partially offset by lower working capital requirements.
Operating activities are a significant source of our cash flows. We utilize cash flows from operations for scheduled interest payments, debt reduction, distributions to the Tribe, capital expenditures and projected working capital needs, as well as to make investments, from time to time. There are numerous factors which may cause a substantial reduction in the amount of such cash flows, including, but not limited to, the following:

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
The increase in cash used in investing activities for the fiscal year ended September 30, 2015 compared to the prior fiscal year was primarily due to increased capital expenditures after factoring in related restricted cash and higher reimbursable costs and expenses advanced on behalf of the Cowlitz Indian Tribe for the Cowlitz Project, a proposed casino to be owned by the Cowlitz Indian Tribe and developed and managed by us. The decline in cash used in investing activities for the fiscal year ended September 30, 2014 compared to the prior fiscal year was primarily due to our October 2012 acquisition of a 10% ownership interest in Resorts Atlantic City, combined with lower capital expenditures after factoring in related restricted cash.
The increase in cash used in financing activities for the fiscal year ended September 30, 2015 compared to the prior fiscal year was driven by debt repayments, partially offset by reduced relinquishment and financing fee payments. The decrease in cash used in financing activities for the fiscal year ended September 30, 2014 compared to the prior fiscal year was primarily attributable to increased borrowings to fund financing fees associated with our November 2013 refinancing transactions.
External Sources of Liquidity
On August 11, 2015, we completed a series of refinancing transactions including the redemption of $175.0 million of our 2012 senior subordinated notes with proceeds from the issuance of an additional $90.0 million of loans under our term loan B facility and an additional $85.0 million of 2013 senior unsecured notes (all further discussed below).
Senior Secured Credit Facilities
In November 2013, we entered into a loan agreement among us, the Tribe, the guarantors as defined below, RBS Citizens, N.A., as administrative and collateral agent and the other lenders and financial institutions party thereto, providing for $955.0 million in aggregate principal amount of senior secured credit facilities, or the senior secured credit facilities, comprised of a $100.0 million senior secured revolving credit facility, or the revolving facility, a $125.0 million senior secured term loan A facility, or the term loan A facility, and a $730.0 million senior secured term loan B facility, or the term loan B facility. The senior secured credit facilities mature on June 15, 2018, subject to extension based on the satisfaction of certain conditions to November 19, 2018 (in the case of the revolving facility and the term loan A facility) and November 19, 2019 (in the case of the term loan B facility).
On August 11, 2015, we entered into an increase joinder and amendment agreement among us, the Tribe, the guarantors as defined below, Citizens Bank, N.A., as administrative agent, and the lenders party thereto, amending the senior secured credit facilities. Pursuant to the amendment, we borrowed $90.0 million of increase term B loans on the same terms as the existing term B loans under term loan B facility. The net proceeds from this transaction were used to redeem outstanding 2012 senior subordinated notes (further discussed below).
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
As of September 30, 2015, amounts outstanding under the revolving facility, term loan A facility and term loan B facility totaled $21.0 million, $111.7 million and $807.0 million, respectively. As of September 30, 2015, letters of credit issued under the revolving facility totaled $3.0 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, and after taking into account restrictive financial covenant requirements, we had approximately $76.0 million of borrowing capacity under the revolving facility and line of credit as of September 30, 2015.
Borrowings under the senior secured credit facilities incur interest as follows: (i) for base rate loans under the revolving facility and term loan A facility, a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 basis points and (c) the one-month LIBOR rate plus 100 basis points (the highest of (a), (b) and (c), the “base rate”), plus a leverage-based margin of 250 to 350 basis points; (ii) for Eurodollar rate loans under the revolving facility and term loan A facility, the applicable LIBOR rate plus a leverage-based margin of 350 to 450 basis points; (iii) for base rate loans under the term loan B facility, the base rate (subject to a 2.0% floor) plus 350 basis points; and (iv) for Eurodollar rate loans under the term loan B facility, the applicable LIBOR rate (subject to a 1.0% floor) plus 450 basis points. We are also required to pay a leverage-based commitment fee of between 37.5 and 50 basis points for unused commitments under the revolving facility. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans of three months or less is payable at the end of each applicable interest period and for Eurodollar rate loans of more than three months, interest is payable at intervals of three months duration after the beginning of such interest period.
As of September 30, 2015, the $21.0 million outstanding under the revolving facility was comprised of an $11.0 million base rate loan based on a base rate of 3.25% plus 300 basis points and $10.0 million in Eurodollar rate loans based on a Eurodollar rate of 0.20% plus 400 basis points. The commitment fee was 0.50% as of September 30, 2015. As of September 30, 2015, the $111.7 million outstanding under the term loan A facility was based on a Eurodollar rate of 0.33% plus 400 basis points. As of September 30, 2015, the $807.0 million outstanding under the term loan B facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points. As of September 30, 2015, the effective interest rates of amounts outstanding under the term loan A facility and term loan B facility, after taking into account discounts and debt issuance costs, were 5.30% and 6.24%, respectively.
Our obligations under the senior secured credit facilities are fully and unconditionally guaranteed, jointly and severally, by Mohegan Commercial Ventures-PA, LLC, Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P., Northeast Concessions, L.P., Mohegan Basketball Club, LLC, or MBC, Mohegan Golf, LLC, Mohegan Ventures-NW, LLC, Mohegan Ventures Wisconsin, LLC, Wisconsin Tribal Gaming, LLC and MTGA Gaming, LLC, or collectively, the guarantors. The senior secured credit facilities are collateralized by a first priority lien on substantially all of our property and assets and those of the guarantors (other than MBC), including the assets that comprise Mohegan Sun Pocono and a leasehold mortgage on the land and improvements that comprise Mohegan Sun (we and the guarantors, other than MBC, are collectively referred to herein as the grantors). The grantors are also required to pledge additional assets as collateral for the senior secured credit facilities as they and future guarantor subsidiaries acquire them.
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
Maximum secured leverage ratio covenant, or ratio of secured debt to annualized EBITDA, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
September 30, 2015 through June 30, 2016	3.25:1.00
September 30, 2016 and thereafter	3.00:1.00
Minimum fixed charge coverage ratio covenant, as defined under the senior secured credit facilities:

Fiscal Quarters Ending:
September 30, 2015 and thereafter	1.05:1.00
As of September 30, 2015, we and the Tribe were in compliance with all respective covenant requirements under the senior secured credit facilities.
We continue to monitor revenues and manage expenses and enhance operating efficiencies to ensure continued compliance with our financial covenant requirements under the senior secured credit facilities. While we anticipate that we will remain in compliance with all covenant requirements under the senior secured credit facilities for all periods prior to maturity, we may need to increase revenues or offset any future declines in revenues by implementing cost saving and other initiatives to ensure compliance with these financial covenant requirements. If we are unable to satisfy our financial covenant requirements, we would need to obtain waivers or consents under the senior secured credit facilities; however, we can provide no assurance that we would be able to obtain such waivers or consents. If we are unable to obtain such waivers or consents, we would be in default under the senior secured credit facilities, which may result in cross-defaults under our other outstanding indebtedness and allow our lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of our outstanding indebtedness. If such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary to repay such accelerated indebtedness.
Senior Unsecured Notes
2013 9 3/4% Senior Unsecured Notes
In August 2013, we issued $500.0 million senior unsecured notes with fixed interest payable at a rate of 9.75% per annum, or the initial 2013 senior unsecured notes. On August 11, 2015, we issued an additional $85.0 million of senior unsecured notes under the initial 2013 senior unsecured notes indenture, or the additional 2013 senior unsecured notes, and, together with the initial 2013 senior unsecured notes, the 2013 senior unsecured notes. Subsequent to this transaction, an aggregate principal amount of $585.0 million 2013 senior unsecured notes is outstanding. As of September 30, 2015, the effective interest rate of the 2013 senior unsecured notes, after taking into account premiums, discounts and debt issuance costs, was 10.03%. The net proceeds from the additional 2013 senior unsecured notes were used to redeem outstanding 2012 senior subordinated notes (further discussed below).
The 2013 senior unsecured notes mature on September 1, 2021. We may redeem the 2013 senior unsecured notes, in whole or in part, at any time prior to September 1, 2016 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest (and additional interest in the case of the additional 2013 senior unsecured notes, if any, pursuant to the registration rights agreement described below) to the date of redemption. On or after September 1, 2016, we may redeem the 2013 senior unsecured notes, in whole or in part, at specified redemption prices, together with accrued interest (and additional interest in the case of the additional 2013 senior unsecured notes, if any) to the date of redemption. If we experience specific kinds of change of control triggering events, we must offer to repurchase the 2013 senior unsecured notes at a price equal to 101% of the principal amount thereof, plus accrued interest (and additional interest in the case of the additional 2013 senior unsecured notes, if any) to the purchase date. In addition, if we undertake certain types of asset sales and do not use the related sale proceeds for specified purposes, we may be required to offer to repurchase the 2013 senior unsecured notes at a price equal to 100% of the principal amount, plus accrued interest (and additional interest in the case of the additional 2013 senior unsecured notes, if any). Interest on the 2013 senior unsecured notes is payable semi-annually on March 1st and September 1st.

In March 2014, we completed an offer to exchange the initial 2013 senior unsecured notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, with all outstanding notes being exchanged.
The 2013 senior unsecured notes are uncollateralized general obligations and are effectively subordinated to all of our and the guarantors' and future guarantor subsidiaries' senior secured indebtedness, including the senior secured credit facilities, to the extent of the value of the collateral securing such indebtedness. The 2013 senior unsecured notes are also effectively subordinated to any indebtedness and other liabilities (including trade payables) of our subsidiaries that do not guarantee the 2013 senior unsecured notes. The 2013 senior unsecured notes rank equally in right of payment with our other unsecured, unsubordinated indebtedness, including trade payables. The 2013 senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.
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
Registration Rights Agreement
On August 11, 2015, we and the guarantors of the additional 2013 senior unsecured notes entered into a registration rights agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc., as representatives of the several initial purchasers of the additional 2013 senior unsecured notes. Upon the terms and subject to the conditions of this agreement, we agreed to offer to exchange the additional 2013 senior unsecured notes, pursuant to a registration statement effective within 270 days of issuance, for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended. Under certain circumstances set forth in the registration rights agreement, we may also be obligated to file a shelf registration statement with respect to the additional 2013 senior unsecured notes.
Facility Agreement for Senior Unsecured Notes
On November 18, 2015, we entered into an agreement, or the facility agreement, by and among us, the Tribe and UBS AG, London Branch, or UBS. Pursuant to the facility agreement, we may issue, from time to time, to UBS or its designee, senior unsecured notes in an aggregate principal amount of up to $200.0 million, with varying amounts, borrowing dates, maturities and interest rates, as may be agreed with UBS or its designee.
On November 20, 2015, pursuant to the facility agreement, we entered into a note purchase agreement, or the note purchase agreement, by and among us, the Tribe and the purchaser named therein, or the purchaser. In accordance with the note purchase agreement, we issued floating rate senior notes due 2017 in an aggregate principal amount of $100.0 million, or the 2015 senior unsecured notes, to the purchaser in a private offering that closed on November 20, 2015. The 2015 senior unsecured notes are senior unsecured obligations. Pursuant to a guarantee agreement dated November 20, 2015, certain of our subsidiaries, which are the same guarantors that guarantee our senior secured credit facilities and other senior unsecured and senior subordinated notes, have guaranteed the 2015 senior unsecured notes. The 2015 senior unsecured notes bear interest at a rate per annum equal to LIBOR plus 4.45%, payable quarterly. The 2015 senior unsecured notes mature on December 15, 2017. We used the net proceeds from the 2015 senior unsecured notes to refinance existing indebtedness and to finance new development opportunities.
We may redeem the 2015 senior unsecured notes at any time, in whole or in part, at a price equal to 100% of the principal amount of the notes redeemed plus accrued interest to the date of redemption, customary breakage costs, a “make-whole amount,” and, if redeemed within one year of the date of issuance, a premium of 0.25%. If we experience specific kinds of change of control events, undertake certain types of asset sales or experience certain swap-related credit determinations, we will be required to make an offer to purchase the 2015 senior unsecured notes at the purchase prices set forth in the note purchase agreement. In addition, if any gaming regulatory authority requires a holder of the 2015 senior unsecured notes to be licensed, qualified or found suitable under applicable gaming laws, and such holder does not obtain such license, qualification or finding of suitability within a specified time, we can call for redemption of the 2015 senior unsecured notes held by such holder.

The 2015 senior unsecured notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
The 2015 senior unsecured notes are uncollateralized general obligations and are effectively subordinated to all of our and the guarantors’ and future guarantor subsidiaries’ senior secured indebtedness, including the senior secured credit facilities, to the extent of the value of the collateral securing such indebtedness. The 2015 senior unsecured notes are also effectively subordinated to any indebtedness and other liabilities (including trade payables) of our subsidiaries that do not guarantee the 2015 senior unsecured notes. The 2015 senior unsecured notes rank equally in right of payment with our other unsecured, unsubordinated indebtedness, including trade payables. The 2015 senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.
The note purchase agreement contains certain covenants that, subject to certain significant exceptions, limit, among other things, our and the guarantors’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or transfer and sell assets. The note purchase agreement includes customary events of default, including, but not limited to, failure to make required payments, failure to comply with certain agreements or covenants, certain cross-defaults, certain events of bankruptcy and insolvency and certain judgment defaults.
Senior Subordinated Notes
2005 6 7/8% Senior Subordinated Notes
In February 2005, we issued $150.0 million senior subordinated notes with fixed interest payable at a rate of 6.875% per annum, or the 2005 senior subordinated notes.
In March 2012, we completed a private exchange offer and consent solicitation for any or all of our outstanding 2005 senior subordinated notes. As part of the exchange offer, we solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 senior subordinated notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 senior subordinated notes tendered and exchanged was $140.3 million. Subsequent to our March 2012 private exchange offer, $9.7 million of the 2005 senior subordinated notes remained outstanding, which amount, plus accrued interest, was repaid at maturity on February 15, 2015 with cash on hand and drawings under the revolving facility.
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

In August 2013, we repurchased an aggregate principal amount of $69.0 million 2012 senior subordinated notes. On September 10, 2015, we redeemed an additional aggregate principal amount of $175.0 million of 2012 senior subordinated notes. An aggregate principal amount of approximately $100.2 million 2012 senior subordinated notes remains outstanding as of September 30, 2015. As of September 30, 2015, the effective interest rate of the 2012 senior subordinated notes, after taking into account discounts and debt issuance costs, was 11.50%.
The 2012 senior subordinated notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
The 2012 senior subordinated notes are uncollateralized general obligations and are subordinated to borrowings under the senior secured credit facilities and 2013 senior unsecured notes. The 2012 senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.
The 2012 senior subordinated notes indenture contains certain non-financial and financial covenant requirements with which we and the Tribe must comply. The non-financial covenant requirements include, among other things, reporting obligations, compliance with laws and regulations, maintenance of licenses and insurances and our continued existence. The financial covenant requirements include, among other things, subject to certain exceptions, limitations on our and the guarantors' ability to incur additional indebtedness, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company, transfer or sell assets or impair assets constituting collateral.
As of September 30, 2015, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.
We or our affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and our liquidity and covenant requirement restrictions, among other factors.
Line of Credit
In November 2013, we entered into a $16.5 million revolving credit facility with Bank of America, N.A., or the line of credit. The line of credit is coterminous with the senior secured credit facilities. Pursuant to provisions of the senior secured credit facilities, under certain circumstances, the line of credit may be converted into loans under the senior secured credit facilities. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. As of September 30, 2015, no amount was drawn on the line of credit. Borrowings under the line of credit are uncollateralized obligations. The line of credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the senior secured credit facilities. As of September 30, 2015, we were in compliance with all covenant requirements under the line of credit.
2009 Mohegan Tribe Promissory Note
In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, LLC, or Salishan-Mohegan, referred to herein as the 2009 Mohegan Tribe promissory note. The 2009 Mohegan Tribe promissory note accrued interest at an annual rate of 10.0%. The 2009 Mohegan Tribe promissory note matured on September 30, 2015, at which time the remaining principal amount plus accrued interest was repaid.
2012 Mohegan Tribe Minor's Trust Promissory Note
In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan, referred to herein as the 2012 Mohegan Tribe Minor's Trust promissory note.

The 2012 Mohegan Tribe Minor's Trust promissory note was amended in June 2014 to extend the maturity date to March 31, 2017. As of September 30, 2015, the 2012 Mohegan Tribe Minor's Trust promissory note accrued interest at an annual rate of 10.0% and accrued interest was payable as follows: (i) quarterly, commencing June 30, 2012 through March 31, 2014, (ii) on July 1, 2014 on the unpaid balance for the period April 1, 2014 through June 30, 2014, (iii) $800,000 per quarter, commencing September 30, 2015 through March 31, 2016 and (iv) quarterly, thereafter on the unpaid balance. As of September 30, 2015, principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note amortized as follows: (i) $500,000 per quarter, commencing December 31, 2012 through March 31, 2014, (ii) $500,000 on July 1, 2014 and September 30, 2015, (iii) $1.5 million per quarter, commencing December 31, 2015 through September 30, 2016 and (iv) $10.0 million at maturity.

The 2012 Mohegan Tribe Minor’s Trust promissory note was further amended on December 4, 2015, pursuant to which the interest rate was adjusted to an annual rate of 12.5% and accrued interest was adjusted to be payable quarterly commencing March 31, 2016. In addition, principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note will now amortize in an amount equal to $1.5 million per quarter commencing March 31, 2016 through December 31, 2016, with the remaining principal amount due at maturity. On December 4, 2015, the Cowlitz Tribe repaid $6.0 million of principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note on behalf of Salishan-Mohegan, leaving a remaining principal amount of $10.0 million.
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
2015 Mohegan Tribe Promissory Note
On November 16, 2015, the Tribe made a $22.5 million loan to Mohegan Gaming Advisors, LLC, or the 2015 Mohegan Tribe promissory note. The 2015 Mohegan Tribe promissory note matures on April 15, 2016. The 2015 Mohegan Tribe promissory note accrues interest at an annual rate of 5.0% and requires a principal payment of $8.5 million, plus accrued interest, on January 15, 2016, with the remaining principal amount, plus accrued interest, due at maturity.
Downs Lodging Credit Facility
In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender, or the Downs Lodging credit facility. The proceeds from the Downs Lodging credit facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun Pocono. The Downs Lodging credit facility matures on July 12, 2016 and accrues interest at an annual rate of 13.0%, with accrued interest of 10.0% payable monthly in cash during the term of the loan and the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. On July 16, 2015, Downs Lodging prepaid approximately $4.5 million of the Downs Lodging credit facility, plus accrued interest and fees. As of September 30, 2015, approximately $40.5 million remained outstanding under the Downs Lodging credit facility. As of September 30, 2015, the effective interest rate of the Downs Lodging credit facility, after taking into account debt issuance costs, was 14.52%.

The Downs Lodging credit facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging credit facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of September 30, 2015, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging credit facility.
On November 25, 2015, Downs Lodging repaid and terminated the Downs Lodging credit facility with proceeds from a new credit agreement providing for a $25.0 million term loan from a third-party lender, or the new Downs Lodging credit facility, and a cash payment of the remaining principal amount outstanding under the Downs Lodging credit facility, plus accrued interest and fees. The new Downs Lodging credit facility matures on November 24, 2019, subject to earlier maturity in the event that 5.0% or more of our total funded indebtedness matures prior to that date, in which case the new Downs Lodging credit facility matures six months prior to such date. Principal outstanding under the new Downs Lodging credit facility amortizes in equal monthly amounts of approximately $260,000 commencing January 1, 2016, with the remaining balance due at maturity. The new Downs Lodging credit facility accrues interest as follows: (i) for base rate loans, at a base rate equal to the greater of (a) the prime rate and (b) the federal funds rate plus 50 basis points (the greater of (a) and (b), the “base rate”), plus 250 basis points and (ii) for Eurodollar rate loans, at the applicable LIBOR rate plus 350 basis points. Interest on base rate loans is payable monthly. Interest on Eurodollar rate loans is payable at the end of each applicable interest period.

The new Downs Lodging credit facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The new Downs Lodging credit facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. Additionally, the new Downs Lodging credit facility includes a financial maintenance covenant pertaining to minimum debt service coverage.
Capital Expenditures
The following table presents data related to capital expenditures (in millions, including capitalized interest):

	Capital Expenditures
	Fiscal Year Ended September 30, 2015	Fiscal Year Ended September 30, 2014	Fiscal Year Ended September 30, 2013	Forecasted Fiscal Year 2016
Mohegan Sun:
Maintenance	$23.7	$16.2	$22.4	$26.0
Development	0.8	3.3	5.3	18.8
Subtotal	24.5	19.5	27.7	44.8
Mohegan Sun Pocono:
Maintenance	5.2	3.9	4.4	5.0
Development	0.2	—	—	1.9
Expansion	—	—	0.3	—
Subtotal	5.4	3.9	4.7	6.9
Corporate:
Development	—	—	0.7	—
Expansion—Project Sunlight	0.1	9.2	33.0	0.3
Subtotal	0.1	9.2	33.7	0.3
Total	$30.0	$32.6	$66.1	$52.0
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun Pocono. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun Pocono through a combination of existing cash, cash flows provided by operating activities and draws under our revolving facility.

Interest Expense
The following table presents our interest expense (in thousands, net of capitalized interest):

	For the Fiscal Years Ended September 30,
	2015	2014	2013
Prior bank credit facility	$—	$3,199	$22,566
Prior term loan facility	—	3,755	27,427
Senior secured credit facility - revolving	1,862	1,365	—
Senior secured credit facility - term loan A	6,329	5,731	—
Senior secured credit facility - term loan B	45,351	38,711	—
2009 11 1/2% second lien senior secured notes	—	5	24
2012 11 1/2% second lien senior secured notes	—	3,368	25,043
2012 10 1/2% third lien senior secured notes	—	—	39,777
2005 6 1/8% senior unsecured notes	—	—	402
2013 9 3/4% senior unsecured notes	50,724	49,494	6,319
2004 7 1/8% senior subordinated notes	—	1,367	1,614
2005 6 7/8% senior subordinated notes	255	664	691
2012 11% senior subordinated notes	29,990	31,094	37,785
Line of credit	225	227	7
2009 Mohegan Tribe promissory note	152	240	752
2012 Mohegan Tribe Minor's Trust promissory note	1,650	1,725	1,922
Mohegan Tribe credit facility	—	—	135
2013 Mohegan Tribe promissory note	297	297	151
Downs Lodging credit facility	6,424	6,683	6,547
Capital leases	107	222	398
Amortization of net deferred gain on settlement of derivative instruments	—	—	(76)
Amortization of debt issuance costs on revolving credit facilities	510	521	642
Capitalized interest	—	(735)	(1,976)
Total interest expense, net of capitalized interest	$143,876	$147,933	$170,150
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, distributions to the Tribe and foreseeable capital expenditures for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” for further details regarding risks relating to our sufficiency of resources. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, and after taking into account restrictive financial covenant requirements, we had approximately $76.0 million of borrowing capacity under the revolving facility and line of credit as of September 30, 2015. Distributions to the Tribe are anticipated to total approximately $53 million for fiscal 2016.
Contractual Obligations and Commitments
The following table presents estimated future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments as of September 30, 2015.

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,692,206	$67,567	$1,030,797	$8,169	$585,673
Capital and operating leases	253,430	2,533	17,333	15,942	217,622
Interest payments on long-term debt and capital leases	526,571	129,954	225,429	114,150	57,038
Procurement	73,505	19,510	33,058	15,751	5,186
Total	$2,545,712	$219,564	$1,306,617	$154,012	$865,519
 ________

(1)
Represents payment obligations from October 1, 2015 to September 30, 2016. Also inclusive of the Downs Lodging credit facility, due July 2016, which was refinanced in November 2015 on a long-term basis, and, accordingly, was primarily included in long-term debt, net of current portion, in our consolidated balance sheet as of September 30, 2015.

In addition to the above listed contractual obligations, we have certain other contractual commitments as of September 30, 2015. The calculation of estimated future payments related to these contractual commitments as presented in the following table is based, in large part, on revenue projections over an extended period of time, as well as other factors that are more fully described below. Given the high level of estimate and judgment utilized in the calculation of these liabilities, future events that affect such estimates and judgments may cause actual payments to materially differ from current estimates. The amounts presented in the following table are estimates, and, while certain agreements have perpetual terms, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

	Payments due by period
Contractual Commitments (in thousands)	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Combined minimum slot win and free promotional slot play contributions (2)	$146,991	$293,561	$245,594	$658,276
Pennsylvania slot machine tax (3)	121,291	246,095	256,037	686,267
Pennsylvania table game tax (4)	7,057	14,520	15,088	40,440
Horsemen purses (5)	349	—	—	—
Priority distributions (6)	40,000	80,000	80,000	200,000
Town of Montville (7)	500	1,000	1,000	2,500
Total	$316,188	$635,176	$597,719	$1,587,483
 ____________

(1)	Represents payment obligations from October 1, 2015 to September 30, 2016.

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

(3)
Represents portion of revenues earned on slot machines that must be paid to the PGCB. Pennsylvania slot machine tax payments are 55% of gross revenues from slot machines at Mohegan Sun Pocono, 2% of which is subject to a $10.0 million minimum annual threshold.

(4)	Represents portion of revenues earned on table games that must be paid to the PGCB. Pennsylvania Table Game Tax payments are 12%, plus 2% in local share assessments.

(5)
Represents portion of racing handle that must be paid in purses pursuant an agreement with the Pennsylvania Harness Horsemen's Association. Payments consist of 2.5% of wagers on live races at Mohegan Sun Pocono that are simulcasted to other racetracks with the Commonwealth of Pennsylvania and 1.1% of wagers on races simulcasted to locations outside the Commonwealth of Pennsylvania.

(6)
Represents payment obligations to the Tribe pursuant to a priority distribution agreement. Priority distribution payments are calculated based on our net cash flows, as defined under the priority distribution agreement, and are limited to a minimum annual amount of $40.0 million.

(7)	Represents payment obligations to the Town of Montville of $500,000 per year to minimize the impact of Tribe’s reservation being held in trust.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate such estimates, including those related to revenue recognition, reserves for doubtful accounts, the liabilities associated with unredeemed Momentum Dollars and self-insurance, asset valuation, contingencies and litigation. These estimates are based on information currently available to us, as well as various other assumptions that we believe to be reasonable under current circumstances. Actual results could differ from those estimates.
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
We also maintain reserves for doubtful collection of reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project and WTG on behalf of the Menominee Tribe for the Menominee Project based on our estimate of the probability that the receivables will be collected. We assess the reserve for doubtful collection of the Salishan-Mohegan receivables for adequacy on a quarterly basis. Future developments in the construction of the proposed casino or other matters affecting the Cowlitz Project could affect the collectability of the Salishan-Mohegan receivables and the related reserve. The WTG receivables are fully reserved.
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
Goodwill
The fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania facilities, exclusive of capital expenditures requirements. If the carrying value of the goodwill exceeds its fair value, an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds its implied fair value. The income approach requires us to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a market multiple of the Pennsylvania facilities. As of September 30, 2015 and 2014, we assessed the goodwill for impairment and determined that no impairment existed. If any of the following occurs, the goodwill may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania facilities are not achieved, (2) if the discount rate increases, (3) if terminal growth rates decrease or (4) if market multiples decrease.
Other Intangible Assets
The slot machine license and table game certificate intangible assets are assessed as a single unit of accounting at least annually for impairment by comparing the fair value of the recorded assets to their carrying value. Their fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania facilities, exclusive of a required rate of return of all other assets and exclusive of capital expenditures requirements. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires us to make assumptions regarding future revenues and expenses, discount rates, royalty rate and the terminal value based on a perpetual growth rate of the Pennsylvania facilities. As of September 30, 2015 and 2014, we assessed the intangible assets for impairment and determined that no impairment existed. If any of the following occurs, the intangible assets may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania facilities are not achieved, (2) if the discount rate increases or (3) if the terminal value decreases.

The Mohegan Sun trademark is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing the income approach – relief from royalty method based on projected revenues from Mohegan Sun and Mohegan Sun Pocono. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires us to make assumptions regarding future revenues, discount rates, royalty rate and the terminal value based on a perpetual growth rate of Mohegan Sun and Mohegan Sun Pocono. As of September 30, 2015 and 2014, we assessed the Mohegan Sun trademark for impairment and determined that no impairment existed. If any of the following occurs, the Mohegan Sun trademark may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from Mohegan Sun and Mohegan Sun Pocono are not achieved, (2) if the discount rate increases or (3) if the perpetual growth rate decreases.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of September 30, 2015, our primary exposure to market risk was interest rate risk associated with our senior secured credit facilities which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the respective facility.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of September 30, 2015 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of September 30, 2015.

	Expected Maturity Date
	2016 (1)	2017	2018	2019	2020	Thereafter	Total	Fair Value
Liabilities (in thousands)
Long-term debt and capital lease obligations (including current portions):
Fixed rate	$48,459	$11,269	$101,266	$7,832	$337	$585,673	$754,836	$769,793
Average interest rate	12.2%	9.2%	10.9%	3.8%	—	9.7%	10.0%
Variable rate	$19,932	$20,714	$899,069	$—	$—	$—	$939,715	$933,097
Average interest rate (2)	4.9%	5.2%	5.9%	—	—	—	5.6%
 __________

(1)
Includes the Downs Lodging credit facility, due July 2016, which was refinanced in November 2015 on a long-term basis, and, accordingly, was primarily included in long-term debt, net of current portion, in our consolidated balance sheet as of September 30, 2015.

(2)A 100 basis point change in average interest rate would impact annual interest expense by approximately $9.4 million.

Item 8. Financial Statements and Supplementary Data.
Our consolidated financial statements and notes thereto, referred to in Item 15(a)(1) of this Annual Report on Form 10-K, are filed as part of this report and appear in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, our management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “2013 Internal Control-Integrated Framework.”
Based on this assessment, management concluded that, as of September 30, 2015, our internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a non-accelerated filer.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, or Tribal Council, the governing body of the Tribe. Any change in the composition of the Tribal Council results in a corresponding change in our Management Board. As of the date of this filing, the members of the Management Board and their terms are as follows: Kevin P. Brown, Ralph James Gessner, Jr., Kathleen M. Regan-Pyne, Bruce S. Bozsum and William Quidgeon, Jr. are each serving four-year terms expiring in October 2017, while Cheryl A. Todd, Thayne D. Hutchins, Jr., Mark F. Brown and Joseph W. Smith are each serving four-year terms expiring in October 2019. Members of the Tribal Council are elected by the registered voters of the Tribe through competitive general elections. Vacancies on the Tribal Council, to the extent they arise, are likewise filled by similar special elections. Upon expiration of Tribal Council members' terms, registered voters of the Tribe may re-elect current Tribal Council members who choose to run for re-election or elect new Tribal Council members. Incumbent members of the Tribal Council do not nominate or otherwise identify candidates for election. Accordingly, the Tribal Council and Management Board do not screen candidates for election nor do they maintain a nominating committee. The terms of office of our named executive officers, and the periods during which they have served as such, are described in “Part III. Item 11. Executive Compensation—Employment Agreements.”
Management Board and Named Executive Officers
The following table presents data related to the members of the Management Board and our named executive officers, as of the date of this filing:

Name	Age	Position
Kevin P. Brown	50	Chairman and Member, Management Board
Ralph James Gessner, Jr.	46	Vice Chairman and Member, Management Board (1)
Cheryl A. Todd	55	Recording Secretary and Member, Management Board
Kathleen M. Regan-Pyne	59	Corresponding Secretary and Member, Management Board (1)
Thayne D. Hutchins, Jr.	44	Treasurer and Member, Management Board (1)
Mark F. Brown	58	Member, Management Board (1)
Bruce S. Bozsum	55	Member, Management Board
William Quidgeon, Jr.	53	Member, Management Board (1)
Joseph W. Smith	59	Member, Management Board
Robert J. Soper	43	President and Chief Executive Officer, Mohegan Tribal Gaming Authority
Mario C. Kontomerkos	39	Chief Financial Officer, Mohegan Tribal Gaming Authority
Thomas P. Burke	59	Chief Operating Officer, Mohegan Tribal Gaming Authority
________

(1)	Audit Committee member.
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
Bruce S. Bozsum—Mr. Bozsum was first seated on the Tribal Council and Management Board in October 2004. He served as Chairman of the Tribal Council and Management Board from October 2005 until October 2009 and from October 2010 until October 2013. Mr. Bozsum previously served as Manager of Cultural and Community Programs for the Tribe, in which capacity he was responsible for educational outreach programs and the annual Wigwam Festival and Cultural Week. He was also employed as a Floor Supervisor for the Tribe’s high stakes bingo operations.
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
Joseph W. Smith—Mr. Smith was first seated on the Tribal Council and Management Board in October 2015. He previously worked as a manager of communications and public affairs for the Tribe and in communications and publications for Mohegan Sun. Mr. Smith also worked as a story editor and story analyst, with positions at the American Broadcasting Company, The Walt Disney Company, Paramount Pictures Corporation and Twentieth Century Fox Film Corporation. He holds both a Bachelor’s Degree and a Master of Fine Arts Degree from Columbia University.
Robert J. Soper—Mr. Soper assumed the role of President and Chief Executive Officer of the Authority on October 1, 2015, replacing Mitchell Grossinger Etess, who retired. Mr. Soper had been serving as President of the Authority since April 1, 2015. He previously served as President and Chief Executive Officer of Mohegan Sun from October 2012 to April 2015, as President and General Manager of Mohegan Sun Pocono from 2005 to 2012, as Senior Vice President of Administration at Mohegan Sun from 2001 to 2005 and as Senior Attorney for the Tribe from 1997 to 2001.
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
Thomas P. Burke—Mr. Burke was appointed Chief Operating Officer of the Authority in April 2015. Mr. Burke previously served as President of the Authority’s management and consulting division, Mohegan Gaming Advisors, LLC, from April 2014 to March 2015. Prior to his employment with the Authority, Mr. Burke served as Senior Vice President of Regional Gaming Operations at Penn National Gaming, Inc. from October 2008 to March 2014. Mr. Burke also previously served as Vice President and General Manager of Penn National Gaming Inc.'s Argosy Casino Hotel & Spa from June 2006 to October 2008 and as President and General Manager of the Bullwhackers properties in Colorado from October 2002 to June 2006. Mr. Burke’s career also includes senior positions with organizations such as Ameristar Casinos, Inc., Station Casinos, Trump Taj Mahal Casino Resort and Trump’s Castle Hotel & Casino, American Gaming and Entertainment, Ltd. and the Majestic Star Casinos.
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
Role of the Compensation Committee and Senior Management
Our nine-member Management Board, whose members also comprise the Tribal Council, serves as our Compensation Committee and has final authority over the design, negotiation and implementation of our executive compensation program. As discussed below, our principal executive officer, along with other senior and executive level employees, have taken the leading roles in the design of our executive compensation program. In addition, acting within the boundaries of our annual budget, as approved by the Management Board, our principal executive officer and other senior and executive level employees determine the base salaries and cash-based incentive opportunities offered to our executives.
Elements of Compensation
Compensation offered to our named executive officers, or NEOs, primarily consists of annual compensation in the form of base salaries and employee benefits/perquisites. We also offer our NEOs cash-based incentive opportunities. In addition, we offer our NEOs the opportunity to defer all or a portion of their annual compensation under a deferred compensation plan, or DCP, and to participate in the Mohegan Retirement and 401(k) Plan, both of which are sponsored by the Tribe. The following presents additional information relating to the elements of compensation offered to our NEOs in fiscal 2015:
Annual Compensation
Annual compensation consists of base salaries and employee benefits. These elements are intended to provide some degree of compensation certainty to our NEOs by providing compensation that, unlike incentive compensation, is not “at-risk” based upon company performance.
Base Salary
We believe that a competitive base salary is an important component of compensation as it provides a degree of financial stability and is a critical factor in recruiting and retaining our NEOs. Base salary is also designed to recognize the scope of responsibilities placed under each NEO and to reward each NEO for their unique leadership skills, management experience and contributions to the company.
In determining base salary levels, we take into consideration economic and industry conditions and company performance. We do not assign relative weights to individual and company performance, but instead make a subjective determination after considering such measures collectively. Base salary is also evaluated relative to other components of our executive compensation program to ensure that each NEO's total compensation and mix of components are consistent with our overall compensation objectives and philosophies.

With these factors in mind, we have entered into employment agreements with our NEOs that, among other things, provide for minimum base salary levels and employee benefits that, when combined, provide total compensation reflecting our need to compete for and retain management talent in a competitive environment. Our NEOs’ base salaries are also subject to annual increases.
Employee Benefits
Our NEOs receive certain employee benefits, including health insurance, dental and vision coverage, prescription drug plans, long-term disability care and flexible spending accounts. In addition, our NEOs are provided the opportunity to receive discretionary employer-matching 401(k) contributions of 50%, up to the first 3% of their eligible compensation contributed under the Mohegan Retirement and 401(k) Plan. All of our NEOs receive payment of premiums for supplemental long-term disability policies.
Incentive Compensation
In fiscal 2015, we implemented an incentive compensation plan covering certain of our employees. As it pertains to our NEOs, the plan sets aside 25% of our Adjusted EBITDA in excess of a target established prior to the beginning of the fiscal year as part of our budgeting process. For this purpose, “Adjusted EBITDA” means net income before interest, depreciation and amortization, loss on disposition of assets, workforce reduction severance, impairment of Project Horizon, reassessment and accretion of discount to a relinquishment liability, loss on early extinguishment of debt, other non-operating income and expense and loss attributable to non-controlling interests. Adjusted EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America, or GAAP. However, we have historically evaluated our operating performance with the non-GAAP measure Adjusted EBITDA. Under the plan, the base incentive compensation amount for our NEOs was set at 35%, with a maximum payout of 52.5%, of base salary. During fiscal 2015, our Adjusted EBITDA exceeded our established target and resulted in a payout rate of approximately 38% for our NEOs.
Compensation Committee Report
Our nine-member Management Board serves as our Compensation Committee. The Management Board met with us to review and discuss the preceding Compensation Discussion and Analysis. Based on such review and discussion, the Management Board approved this Compensation Discussion and Analysis and authorized its inclusion in this Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
Management Board
The members of the Management Board, as of the date of this filing, are as follows: Kevin P. Brown, Ralph James Gessner, Jr., Cheryl A. Todd, Kathleen M. Regan-Pyne, Thayne D. Hutchins, Jr., Mark F. Brown, Bruce S. Bozsum, William Quidgeon, Jr. and Joseph W. Smith.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Base Salary	Cash Bonus	Non-Equity Incentive Compensation	All Other Compensation (4)	Total
Robert J. Soper (1)	2015	$900,000	352,012	—	14,181	$1,266,193
President and Chief Executive Officer,	2014	$800,000	—	—	15,456	$815,456
Mohegan Tribal Gaming Authority	2013	$740,662	—	—	95,065	$835,727

Mario C. Kontomerkos	2015	$758,949	281,609	—	3,722	$1,044,280
Chief Financial Officer,	2014	$717,829	—	—	3,722	$721,551
Mohegan Tribal Gaming Authority	2013	$709,423	—	—	3,735	$713,158

Thomas P. Burke (2)	2015	$645,793	246,408	—	10,492	$902,693
Chief Operating Officer,	2014	$305,193	—	—	102,304	$407,497
Mohegan Tribal Gaming Authority	2013	$—	—	—	—	$—

Mitchell Grossinger Etess (3)	2015	$893,822	—	—	13,096	$906,918
Chief Executive Officer,	2014	$1,402,762	—	—	15,136	$1,417,898
Mohegan Tribal Gaming Authority	2013	$1,429,738	—	—	15,150	$1,444,888
 _________

(1)	Appointed President and Chief Executive Officer on October 1, 2015.

(2)	Appointed Chief Operating Officer on April 1, 2015.

(3)	Ceased employment as Chief Executive Officer on October 1, 2015.

(4)	Amounts reported in this column are comprised of the following:
All Other Compensation Details

Name	Fiscal Year	401(k) (1)	Long-Term Disability (2)	Vacation Payout (3)	Moving Allowance (4)	Taxes on Moving Allowance (5)	Total
Robert J. Soper	2015	$3,975	10,206	—	—	—	$14,181
	2014	$5,250	10,206	—	—	—	$15,456
	2013	$5,250	646	13,354	50,000	25,815	$95,065

Mario C. Kontomerkos	2015	$—	3,722	—	—	—	$3,722
	2014	$—	3,722	—	—	—	$3,722
	2013	$—	3,735	—	—	—	$3,735

Thomas P. Burke	2015	$6,020	4,472	—	—	—	$10,492
	2014	$2,156	148	—	100,000	—	$102,304
	2013	$—	—	—	—	—	$—

Mitchell Grossinger Etess	2015	$3,975	9,121	—	—	—	$13,096
	2014	$5,250	9,886	—	—	—	$15,136
	2013	$5,250	9,900	—	—	—	$15,150
 _________

(1)	Employer-matching 401(k) contributions.

(2)	Premium payments on long-term disability policies.

(3)	Payments pertaining to unused vacation time.

(4)	Payments of moving expenses.

(5)	Reimbursements for payments of income taxes pertaining to moving expenses.

Non-Qualified Deferred Compensation
We offer our NEOs the opportunity to participate in the DCP. The DCP is a non-qualified plan that allows our executives the opportunity to defer all or a portion of their annual compensation. We do not make contributions to the DCP on behalf of our NEOs. The following table presents each NEO activity within the DCP for the fiscal year ended September 30, 2015.

Name	Employee Contributions	Employer Contributions	Aggregate Additions/ Earnings	Aggregate Withdrawals/ Distributions	Balance September 30, 2015
Robert J. Soper	$79,615	$—	$(1,335)	$—	$150,734
Mario C. Kontomerkos	$—	$—	$—	$—	$—
Thomas P. Burke	$445,109	$—	$(29,211)	$—	$415,897
Mitchell Grossinger Etess	$—	$—	$236,786	$971,409	$4,056,128
The amounts deferred by each NEO are deemed to be invested in the fund(s) designated by each NEO from among a number of funds offered under the DCP. NEOs may change their investment selections from time to time. The following funds were available under the DCP, as of the date of this filing:

Schwab Value Advantage Money	Glenmede Small Cap Equity Adv	Fidelity Spartan Extended Mkt
T. Rowe Price Health Sciences	Dreyfus Bond Market Index Basic	American Century Short Dur Inf
JHancock Disciplined Value Mid	BlackRock Global Allocation Instl	Cohen & Steers Realty Shares
Schwab S&P 500 Index	MFS International Diversification A	American Century Infl-Adj Bond
T. Rowe Price Blue Chip Growth	AllianzGI Technology Institutional	Lazard Emerging Markets Equity
PIMCO Total Return Instl	Prudential Jennison Utility A	PIMCO Emerging Local Bond Adm
Sentinel Common Stock A	Dreyfus Intl Stock Index	Fidelity High Income
American Beacon Lg Cap Value	Morgan Stanley Inst Mid Cap
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

Potential Payments and Benefits upon Termination or Change in Control
The following table presents potential payments to our NEOs in the event of a termination of employment, based on the terms of their employment agreements, as described below. Due to our sovereignty, potential payments upon change in control are not included within the table below, as these are not applicable. The amounts presented represent our estimate of potential payments to our NEOs upon their termination, assuming, in each case, that termination occurred on September 30, 2015, the last day of fiscal 2015. Actual payments can only be determined at the time of each NEO's separation from the company.

	Base Salary	Medical Benefits	Penalty Payment	Total
Robert J. Soper
Termination without cause	$1,000,000	17,242	15,000	$1,032,242
Termination due to medical disability (1)	$500,000	1,000,000	—	$1,500,000
Change of Control	$—	—	—	$—

Mario C. Kontomerkos
Termination without cause	$800,000	17,242	15,000	$832,242
Termination due to medical disability (1)	$400,000	800,000	—	$1,200,000
Change of Control	$—	—	—	$—

Thomas P. Burke
Termination without cause	$700,000	11,974	15,000	$726,974
Termination due to medical disability (1)	$350,000	700,000	—	$1,050,000
Change of Control	$—	—	—	$—
  __________

(1)
Under the NEOs employment agreements, upon termination without cause, we are required to continue to provide medical benefits for a period of one year following such termination. Upon termination due to medical disability, we are required to continue to provide the NEOs' annual base salaries and medical benefits for a period of 180 days; thereafter, if we choose to suspend the NEOs' employment or the NEOs are deemed permanently disabled, we are required to provide disability insurance coverage of 50% of the NEOs' annual base salaries.

Employment Agreements
Mr. Soper. Mr. Soper's amended and restated employment agreement commenced as of April 1, 2015 and expires on March 31, 2018. The agreement provides for a base annual salary of $1,000,000. The agreement is subject to automatic renewal for an additional one-year term unless either party provides notice to the other on or before one year prior to the end of the agreement's stated term of an intention to terminate the agreement at the stated termination date. We may terminate Mr. Soper's employment for “cause,” defined as: (1) the violation of the non-competition, non-solicitation and non-disclosure covenants contained in the agreement, (2) the loss or suspension by the State of Connecticut of Mr. Soper's license for Class III gaming for a period of thirty (30) consecutive days, (3) conviction of any crime committed involving fraud, theft or moral turpitude or (4) an intentional material breach of Mr. Soper's obligations under the agreement. In the event that we terminate Mr. Soper for cause, he is not entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Soper is entitled to receive severance payments equal to his base annual salary from the date of termination through 12 months from the date of termination in the same amounts and at the same intervals as would have been paid had his employment continued.

Mr. Kontomerkos. Mr. Kontomerkos's amended and restated employment agreement commenced as of April 1, 2015 and expires on March 31, 2018. The agreement provides for a base annual salary of $800,000. The agreement is subject to automatic renewal for an additional one-year term unless either party provides notice to the other on or before one year prior to the end of the agreement's stated term of an intention to terminate the agreement at the stated termination date. We may terminate Mr. Kontomerkos's employment for cause, as defined above. In the event that we terminate Mr. Kontomerkos for cause, he is not entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Kontomerkos is entitled to receive severance payments equal to his base annual salary from the date of termination through 12 months from the date of termination in the same amounts and at the same intervals as would have been paid had his employment continued.

Mr. Burke. Mr. Burke’s amended and restated employment agreement commenced as of April 1, 2015 and expires on March 31, 2018. The agreement provides for a base annual salary of $700,000. The agreement is subject to automatic renewal for an additional one-year term unless either party provides notice to the other on or before one year prior to the end of the agreement’s stated term of an intention to terminate the agreement at the stated termination date. We may terminate Mr. Burke for cause, as defined above. In the event that we terminate Mr. Burke for cause, he is not entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Burke is entitled to receive severance payments equal to his base annual salary from the date of termination through 12 months from the date of termination in the same amounts and at the same intervals as would have been paid had his employment continued.
Mr. Etess. Mr. Etess's amended and restated employment agreement commenced as of January 1, 2012. On April 1, 2015, Mr. Etess’s amended and restated employment agreement was amended to extend the expiration date thereof from June 30, 2015 to September 30, 2015. The agreement, as amended, provided for a base annual salary of $1,402,762 through April 1, 2015 and a base annual salary of $250,000 thereafter. Mr. Etess’s agreement expired on September 30, 2015.
Compensation of Management Board
The following table presents data related to compensation of current members of the Management Board for the fiscal year ended September 30, 2015.

Name	Compensation	Other (1)	Total
Kevin P. Brown	$186,318	284	$186,602
Ralph James Gessner, Jr.	$181,935	275	$182,210
Cheryl A. Todd	$137,656	214	$137,870
Kathleen M. Regan-Pyne	$147,149	222	$147,371
Thayne D. Hutchins, Jr.	$127,597	198	$127,795
Mark F. Brown	$172,591	267	$172,858
Bruce S. Bozsum	$147,149	222	$147,371
William Quidgeon, Jr.	$147,149	222	$147,371
Mark M. Sperry (2)	$127,597	158	$127,755
Joseph W. Smith (3)	$—	—	$—
__________

(1)	Premium payments on life insurance policies owned by each member.

(2)	Term expired on October 4, 2015.

(3)	Term commenced on October 5, 2015.
Members of the Management Board are paid annual salaries by the Tribe for their services as members of the Tribal Council. Due to the dual roles of these individuals in our governance and Tribe's, we are obligated to fund a portion of their compensation pursuant to an arrangement established at the time of Mohegan Sun's inception. In fiscal 2015, we were obligated to fund 60% of each member's annual compensation. This allocation was determined based on the amount of time members acted in their capacity as the Management Board as opposed to their capacity as the Tribal Council. We believe that members' activities in fiscal 2016 will be consistent with their fiscal 2015 activities and as such we expect to fund 60% of their fiscal 2016 compensation.
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
In August 2001, we and the Tribe entered into an agreement, or the priority distribution agreement, which stipulates that we must make monthly payments to the Tribe to the extent of our net cash flow as defined under the priority distribution agreement. The priority distribution agreement was amended as of December 31, 2014. As amended, the priority distribution agreement, which has a perpetual term, limits the minimum aggregate priority distribution payments in each calendar year to $40.0 million. Payments under the priority distribution agreement: (1) do not reduce our obligations to reimburse the Tribe for governmental and administrative services provided by the Tribe or to make payments under any other agreements with the Tribe, (2) are limited obligations and are payable only to the extent of our net cash flow as defined under the priority distribution agreement and (3) are not secured by a lien or encumbrance on any of our assets or properties.
Distributions to the Tribe associated with the priority distribution agreement totaled $31.5 million, $19.5 million and $19.2 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. Additional priority distributions to the Tribe, in compliance with restrictive financial covenants under our senior secured credit facilities, line of credit and note indentures and exclusive of priority distributions under the priority distribution agreement, totaled $18.5 million, $30.5 million and $30.8 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.
Services
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. We incurred expenses for such services totaling $28.3 million, $27.1 million and $26.8 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.
We purchase most of our utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. We incurred costs for such utilities totaling $17.4 million, $19.3 million and $17.8 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Promissory Notes
The following table presents data related to promissory notes with the Tribe as of September 30, 2015 (in thousands):

	September 30, 2014	Repayments	September 30, 2015
2009 Mohegan Tribe Promissory Note, due September 2015	$1,750	$(1,750)	$—
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2017	16,500	(500)	16,000
2013 Mohegan Tribe Promissory Note, due December 2018	7,420	—	7,420
Total	$25,670	$(2,250)	$23,420
2009 Mohegan Tribe Promissory Note
In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan, LLC, or Salishan-Mohegan, referred to herein as the 2009 Mohegan Tribe promissory note. The 2009 Mohegan Tribe promissory note accrued interest at an annual rate of 10.0%. The 2009 Mohegan Tribe promissory note matured on September 30, 2015, at which time the remaining principal amount plus accrued interest was repaid. We incurred interest expense associated with the 2009 Mohegan Tribe promissory note totaling $152,000, $240,000 and $752,000 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.
2012 Mohegan Tribe Minor's Trust Promissory Note
In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan, referred to herein as the 2012 Mohegan Tribe Minor's Trust promissory note. The 2012 Mohegan Tribe Minor's Trust promissory note was amended in June 2014 to extend the maturity date to March 31, 2017. As of September 30, 2015, the 2012 Mohegan Tribe Minor's Trust promissory note accrued interest at an annual rate of 10.0% and accrued interest was payable as follows: (i) quarterly, commencing June 30, 2012 through March 31, 2014, (ii) on July 1, 2014 on the unpaid balance for the period April 1, 2014 through June 30, 2014, (iii) $800,000 per quarter, commencing September 30, 2015 through March 31, 2016 and (iv) quarterly, thereafter on the unpaid balance. As of September 30, 2015, principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note amortized as follows: (i) $500,000 per quarter, commencing December 31, 2012 through March 31, 2014, (ii) $500,000 on July 1, 2014 and September 30, 2015, (iii) $1.5 million per quarter, commencing December 31, 2015 through September 30, 2016 and (iv) $10.0 million at maturity. We incurred interest expense associated with the 2012 Mohegan Tribe Minor's Trust promissory note totaling $1.7 million, $1.7 million and $1.9 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

The 2012 Mohegan Tribe Minor’s Trust promissory note was further amended on December 4, 2015, pursuant to which the interest rate was adjusted to an annual rate of 12.5% and accrued interest was adjusted to be payable quarterly commencing March 31, 2016. In addition, principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note will now amortize in an amount equal to $1.5 million per quarter commencing March 31, 2016 through December 31, 2016, with the remaining principal amount due at maturity. On December 4, 2015, the Cowlitz Tribe repaid $6.0 million of principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note on behalf of Salishan-Mohegan, leaving a remaining principal amount of $10.0 million.
2013 Mohegan Tribe Promissory Note
In March 2013, Mohegan Gaming & Hospitality, LLC, or MG&H, purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a promissory note in the principal amount of $7.4 million, or the 2013 Mohegan Tribe promissory note. The 2013 Mohegan Tribe promissory note matures on December 31, 2018. The 2013 Mohegan Tribe promissory note accrues interest at an annual rate of 4.0% payable quarterly. We incurred interest expense associated with the 2013 Mohegan Tribe promissory note totaling $297,000, $297,000 and $151,000 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.
2015 Mohegan Tribe Promissory Note
On November 16, 2015, the Tribe made a $22.5 million loan to Mohegan Gaming Advisors, LLC, or the 2015 Mohegan Tribe promissory note. The 2015 Mohegan Tribe promissory note matures on April 15, 2016. The 2015 Mohegan Tribe promissory note accrues interest at an annual rate of 5.0% and requires a principal payment of $8.5 million, plus accrued interest, on January 15, 2016, with the remaining principal amount, plus accrued interest, due at maturity.

Leases
We lease the land on which Mohegan Sun is located from the Tribe under a long-term lease agreement. The agreement requires us to make a nominal annual rental payment. This lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration. In February 2015, we entered into a fourth amendment to the land lease pursuant to which we released from the land lease an approximately 1.2-acre site to be used by the Tribe to finance, develop and own, through Mohegan Tribal Finance Authority, or MTFA, a wholly-owned instrumentality of the Tribe, a 400-room hotel and related improvements. In connection with this transaction, effective March 5, 2015, we entered into a sublease agreement with MTFA to sublease the site and the completed hotel and related improvements for the purpose of operating the hotel on a triple net basis for a term of 28 years and 4 months, commencing upon the completion of the project. Rental payments under the sublease agreement will also commence upon the completion of the project. Completion and opening of the project is anticipated to occur in the fall of 2016.
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
Similarly, any entity awarding a contract or subcontract valued up to $250,000 to be performed on Tribal lands must give preference, first, to certified Mohegan entities submitting commercially responsible bids, and second, to other certified Native American entities. This contracting preference is conditioned upon the bid by the preferred certified entity being within 5% of the lowest bid by a non-certified entity. Contracts in excess of $250,000 are awarded to the lowest commercially responsible bidder, on a competitive basis, with preference to certified Mohegan entities and then other certified Native American entities in the event of a matching bid. In addition, for contracts valued at any amount, other than those with federal or other special financing, a certified Mohegan entity which submits a bid that is not more than 10% higher than the lowest bid shall be awarded the contract for work to be performed on Tribal lands, if the certified Mohegan entity accepts the bid at the amount proffered by the lowest bidder and meets all other requirements. The TERO establishes procedures and requirements for certifying Mohegan entities and other Native American entities. Certification is based largely on the level of ownership and control exercised by the members of the Tribe or other Native American tribes, as the case may be, over the entity bidding on a contract.
As of September 30, 2015, we employed approximately 115 members of the Tribe.
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
As described above, members of the Management Board are also members of the Tribe and the Tribal Council. Due to the relationships between us and the Tribe, as described above, none of the Management Board members would qualify as “independent directors” within the rules of The New York Stock Exchange or the NASDAQ Stock Market.

Item 14. Principal Accounting Fees and Services.
The following table presents the aggregate fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP:

	Fiscal 2015	Fiscal 2014
Audit fees	$1,246,000	$868,546
Tax fees	25,500	40,500
All other fees	255,000	5,000
Total	$1,526,500	$914,046
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
A(1). Financial Statements
The following financial information appear in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference in Part II, Item 8:

A(2). Financial Statement Schedules
The following schedule appears on page S-1 in this Annual Report on Form 10-K and is incorporated by reference herein:
Schedule II—Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 2015, 2014 and 2013.
All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.
A(3). Exhibits
The exhibits to this Annual Report on Form 10-K are listed on the exhibit index, which appears elsewhere herein and is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on December 29, 2015.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/s/ KEVIN P. BROWN
Kevin P. Brown Chairman, Management Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 29, 2015.

SIGNATURE	TITLE

/S/ KEVIN P. BROWN	Chairman and Member, Management Board
Kevin P. Brown

/S/ RALPH JAMES GESSNER JR.	Vice Chairman and Member, Management Board
Ralph James Gessner Jr.

/S/ ROBERT J. SOPER	President and Chief Executive Officer,
Robert J. Soper	Mohegan Tribal Gaming Authority (Principal Executive Officer)

/S/ MARIO C. KONTOMERKOS	Chief Financial Officer, Mohegan Tribal Gaming Authority
Mario C. Kontomerkos	(Principal Financial and Accounting Officer)

/S/ CHERYL A. TODD	Recording Secretary and Member, Management Board
Cheryl A. Todd

/S/ KATHLEEN M. REGAN-PYNE	Corresponding Secretary and Member, Management Board
Kathleen M. Regan-Pyne

/S/ THAYNE D. HUTCHINS JR.	Treasurer and Member, Management Board
Thayne D. Hutchins Jr.

/S/ MARK F. BROWN	Member, Management Board
Mark F. Brown

/S/ BRUCE S. BOZSUM	Member, Management Board
Bruce S. Bozsum

/S/ WILLIAM QUIDGEON JR.	Member, Management Board
William Quidgeon Jr.

/S/ JOSEPH W. SMITH	Member, Management Board
Joseph W. Smith

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of
the Mohegan Tribal Gaming Authority:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of the Mohegan Tribal Gaming Authority and its subsidiaries (the "Authority") at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), Schedule II-Valuation and Qualifying Accounts and Reserves, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Authority’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Hartford, CT
December 29, 2015

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$65,754	$49,108
Restricted cash	1,762	675
Receivables, net	53,944	30,640
Inventories	15,546	14,544
Other current assets	18,530	16,997
Total current assets	155,536	111,964
Non-current assets:
Property and equipment, net	1,352,055	1,424,068
Goodwill	39,459	39,459
Other intangible assets, net	406,718	405,109
Other assets, net	66,365	54,931
Total assets	$2,020,133	$2,035,531
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$49,194	$29,302
Current portion of relinquishment liability	—	25,194
Due to Mohegan Tribe	6,000	2,250
Current portion of capital leases	824	793
Trade payables	15,016	24,086
Construction payables	13,137	5,832
Accrued interest payable	12,055	8,659
Other current liabilities	141,280	127,175
Total current liabilities	237,506	223,291
Non-current liabilities:
Long-term debt, net of current portion	1,593,730	1,655,535
Due to Mohegan Tribe, net of current portion	17,420	23,420
Capital leases, net of current portion	1,521	2,345
Other long-term liabilities	1,915	6,113
Total liabilities	1,852,092	1,910,704
Commitments and Contingencies
Capital:
Retained earnings	169,452	125,058
Mohegan Tribal Gaming Authority capital	169,452	125,058
Non-controlling interests	(1,411)	(231)
Total capital	168,041	124,827
Total liabilities and capital	$2,020,133	$2,035,531
The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2015	September 30, 2014	September 30, 2013
Revenues:
Gaming	$1,133,720	$1,133,563	$1,190,202
Food and beverage	89,720	91,655	86,251
Hotel	50,496	47,310	40,873
Retail, entertainment and other	115,030	119,134	118,559
Gross revenues	1,388,966	1,391,662	1,435,885
Less-Promotional allowances	(97,346)	(98,944)	(95,857)
Net revenues	1,291,620	1,292,718	1,340,028
Operating costs and expenses:
Gaming	651,900	687,021	708,929
Food and beverage	41,554	41,482	41,575
Hotel	14,934	15,807	14,339
Retail, entertainment and other	45,779	50,945	43,859
Advertising, general and administrative	188,924	190,639	192,673
Corporate	31,127	41,036	28,122
Depreciation and amortization	77,580	80,126	80,317
(Gain) loss on disposition of assets	1,018	(9)	241
Severance	3,370	—	29
Pre-opening	—	1,187	687
Impairment of Project Horizon	2,502	4,981	—
Relinquishment liability reassessment	(243)	(1,905)	(249)
Total operating costs and expenses	1,058,445	1,111,310	1,110,522
Income from operations	233,175	181,408	229,506
Other income (expense):
Accretion of discount to the relinquishment liability	(227)	(2,205)	(4,974)
Interest income	7,983	7,066	6,271
Interest expense, net of capitalized interest	(143,876)	(147,933)	(170,150)
Loss on early extinguishment of debt	(3,987)	(62,041)	(11,516)
Other expense, net	(929)	(853)	(1,595)
Total other expense	(141,036)	(205,966)	(181,964)
Net income (loss)	92,139	(24,558)	47,542
Loss attributable to non-controlling interests	2,255	380	2,784
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$94,394	$(24,178)	$50,326

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	Total	Mohegan Tribal Gaming Authority	Non-controlling Interests
Balance, September 30, 2012	$209,263	$208,681	$582
Net income (loss)	47,542	50,326	(2,784)
Distributions to Mohegan Tribe	(50,000)	(50,000)	—
Repurchase of membership interest	(7,420)	(9,771)	2,351
Balance, September 30, 2013	199,385	199,236	149
Net loss	(24,558)	(24,178)	(380)
Distributions to Mohegan Tribe	(50,000)	(50,000)	—
Balance, September 30, 2014	124,827	125,058	(231)
Contributions from members	1,075	—	1,075
Net income (loss)	92,139	94,394	(2,255)
Distributions to Mohegan Tribe	(50,000)	(50,000)	—
Balance, September 30, 2015	$168,041	$169,452	$(1,411)

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2015	September 30, 2014	September 30, 2013
Cash flows provided by (used in) operating activities:
Net income (loss)	$92,139	$(24,558)	$47,542
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	77,580	80,126	80,317
Relinquishment liability reassessment	(243)	(1,905)	(249)
Accretion of discount to the relinquishment liability	227	2,205	4,974
Cash paid for accretion of discount to the relinquishment liability	(778)	(2,897)	(5,792)
Loss on early extinguishment of debt	2,269	58,245	4,531
Proceeds from bond premiums	2,125	—	—
Payments of tender offer costs and discounts	(2,894)	(48,155)	(3,104)
Amortization of debt issuance costs and accretion of bond premiums and discounts	7,771	8,037	12,285
Amortization of net deferred gain on settlement of derivative instruments	—	—	(76)
Provision for losses on receivables	5,878	6,146	3,436
Impairment of Project Horizon	2,502	4,981	—
(Gain) loss on disposition of assets	1,018	(9)	241
Loss from unconsolidated affiliates	972	826	1,553
Changes in operating assets and liabilities:
Increase in receivables	(5,340)	(7,159)	(648)
(Increase) decrease in inventories	(1,002)	(554)	448
(Increase) decrease in other assets	(12,152)	(3,531)	2,759
Increase (decrease) in trade payables	(8,984)	13,419	(2,143)
Decrease in accrued interest	(410)	(14,637)	(23,066)
Increase (decrease) in other liabilities	8,740	2,436	(20,057)
Net cash flows provided by operating activities	169,418	73,016	102,951
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including increase (decrease) in construction payables of $7,305, $(5,179) and $5,948, respectively	(22,460)	(35,079)	(59,597)
Issuance of third-party loans and advances	(4,080)	(1,804)	(2,033)
Payments received on third-party loans	157	644	139
(Increase) decrease in restricted cash, net	(1,526)	13,679	33,078
Proceeds from asset sales	1,615	134	216
Investments in the New England Black Wolves	(500)	—	—
Investments in unconsolidated affiliates	—	(29)	(4,971)
Net cash flows used in investing activities	(26,794)	(22,455)	(33,168)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings - Revolving	—	—	3,000
Prior Bank Credit Facility repayments - Revolving	—	—	(3,000)
Prior Bank Credit Facility repayments - Term	—	(393,000)	(4,000)
Prior Term Loan Facility repayments, net of discount	—	(222,103)	—
Senior Secured Credit Facility borrowings - Revolving	442,000	310,000	—
Senior Secured Credit Facility repayments - Revolving	(458,000)	(273,000)	—
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	—	124,343	—
Senior Secured Credit Facility repayments - Term Loan A	(7,756)	(3,125)	—
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	87,911	720,952	—
Senior Secured Credit Facility repayments - Term Loan B	(5,339)	(5,475)	—
Line of Credit borrowings	446,935	356,796	24,897
Line of Credit repayments	(449,976)	(353,755)	(24,897)
Repayments to Mohegan Tribe	(2,250)	(3,250)	(9,950)
Proceeds from issuance of Senior Unsecured Notes, net of premiums	85,000	—	500,000
Repayments of other long-term debt	(186,816)	(212,323)	(495,601)
Principal portion of relinquishment liability payments	(24,400)	(46,574)	(45,350)
Distributions to Mohegan Tribe	(50,000)	(50,000)	(50,000)
Payments of financing fees	(2,360)	(12,395)	(11,957)
Payments on capital lease obligations	(927)	(2,168)	(3,385)

Net cash flows used in financing activities	(125,978)	(65,077)	(120,243)
Net increase (decrease) in cash and cash equivalents	16,646	(14,516)	(50,460)
Cash and cash equivalents at beginning of year	49,108	63,624	114,084
Cash and cash equivalents at end of year	$65,754	$49,108	$63,624
Supplemental disclosures:
Cash paid during the year for interest	$136,541	$153,481	$180,657
Repurchase of membership interest	$—	$—	$7,420
The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION:
The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe” or the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Tribe is a federally-recognized Indian tribe with an approximately 595-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut entered into a compact (the “Mohegan Compact”), which was approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. In October 1996, the Authority opened Mohegan Sun, a gaming and entertainment complex situated on an approximately 185-acre site on the Tribe's reservation. The Authority is governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in the Authority's Management Board.
As of September 30, 2015, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Lacrosse, LLC ("Mohegan Lacrosse"), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”), MTGA Gaming, LLC (“MTGA Gaming”), Downs Lodging, LLC ("Downs Lodging") and Mohegan Gaming Advisors, LLC ("Mohegan Gaming Advisors").
MBC owns and operates the Connecticut Sun, a professional basketball team in the Women's National Basketball Association (the “WNBA”). MBC currently owns a 4.2% membership interest in WNBA, LLC.
Mohegan Golf owns and operates the Mohegan Sun Golf Club in Southeastern Connecticut.
Mohegan Lacrosse holds a 50% membership interest in New England Black Wolves, LLC (“NEBW”), which was formed with an unrelated third-party to own and operate the New England Black Wolves, a professional indoor lacrosse team in the National Lacrosse League (the "NLL").
MCV-PA holds a 0.01% general partnership interest in each of Downs Racing, L.P. (“Downs Racing”), Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P. (collectively, along with MCV-PA, the “Pocono Subsidiaries”), while the Authority holds the remaining 99.99% limited partnership interest in each entity. Downs Racing owns and operates Mohegan Sun Pocono, a gaming and entertainment facility situated on an approximately 400-acre site in Plains Township, Pennsylvania, and several off-track wagering facilities located elsewhere in Pennsylvania (collectively, the “Pennsylvania Facilities”). The Authority views Mohegan Sun and the Pennsylvania Facilities as two separate operating segments.
Mohegan Ventures-NW and a subsidiary of the Tribe hold 49.15% and 10.85% membership interests in Salishan-Mohegan, LLC (“Salishan-Mohegan”), respectively. Salishan-Mohegan was formed with an unrelated third-party to participate in the development and management of a proposed casino to be owned by the federally-recognized Cowlitz Indian Tribe (the “Cowlitz Tribe”) and to be located on the Cowlitz reservation in Clark County, Washington (the “Cowlitz Project”). Salishan-Mohegan holds 100% membership interests in Salishan-Mohegan Two, LLC ("Salishan-Mohegan Two") and Interchange Development Group, LLC ("Interchange Development Group"), both of which were formed to acquire certain property related to the Cowlitz Project.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Mohegan Gaming Advisors, an unrestricted subsidiary of the Authority, was formed to pursue gaming opportunities outside the State of Connecticut, including management contracts and consulting agreements for casino and entertainment properties in the United States. Mohegan Gaming Advisors holds 100% membership interests in MGA Holding NJ, LLC ("MGA Holding NJ") and MGA Gaming NJ, LLC (collectively, the "Mohegan NJ Entities"). The Mohegan NJ Entities were formed to pursue management contracts and consulting agreements in the State of New Jersey. MGA Holding NJ holds a 10% ownership interest in Resorts Casino Hotel in Atlantic City, New Jersey ("Resorts Atlantic City").
Mohegan Gaming Advisors also holds 100% membership interests in MGA Holding MA, LLC (“MGA Holding MA”) and MGA Gaming MA, LLC (“MGA Gaming MA”). MGA Holding MA holds a 100% membership interest in MGA Palmer Partners, LLC (“MGA Palmer Partners”). MGA Palmer Partners holds a 100% membership interest in Mohegan Sun Massachusetts, LLC ("Mohegan Sun Massachusetts"; Mohegan Sun Massachusetts, MGA Holding MA, MGA Gaming MA and MGA Palmer Partners are referred to collectively as the “Mohegan MA Entities”). The Mohegan MA Entities were formed to pursue potential gaming opportunities in the Commonwealth of Massachusetts.
In addition, Mohegan Gaming Advisors holds a 100% membership interest in Inspire Integrated Resort Co., Ltd. ("Inspire Integrated Resort"). Inspire Integrated Resort was formed to pursue potential gaming opportunities in South Korea.
Mohegan Gaming Advisors also holds 100% membership interests in MGNV, LLC ("MGNV"). MGNV was formed to pursue potential gaming, hospitality and entertainment opportunities in the State of Nevada.

The Authority also holds 50% of the membership interests in MMCT Venture, LLC, which was formed with the Mashantucket Pequot Tribe (the "MPT") to pursue potential additional gaming opportunities in the State of Connecticut.

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
Change in Accounting Principles
In April 2015, the FASB issued an accounting standard update to clarify the required presentation of debt issuance costs. The update requires that debt issuance costs related to non-revolving debt be presented in the balance sheet as a reduction to the carrying amount of the related debt rather than as an asset. This guidance is required to be applied on a retrospective basis and is effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods thereafter, with early application permitted. The Authority early adopted this guidance in the accompanying consolidated financial statements. The effect of adopting this guidance to the accompanying consolidated balance sheet as of September 30, 2014 was a $20.4 million decrease in other assets, net and long-term debt, net of current portion. The accompanying supplemental condensed consolidating financial statements within Note 16 also have been revised to reflect this adjustment.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Authority to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The most significant estimates included in the accompanying consolidated financial statements relate to reserves for doubtful accounts, asset valuation, the liabilities associated with self-insurance and unredeemed Momentum Dollars, contingencies and litigation. Actual results could differ from these estimates.
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
Receivables from affiliates, which are included in receivables, net, and other assets, net, in the accompanying consolidated balance sheets, consist of reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project (refer to Note 12) and WTG on behalf of the Menominee Tribe for the Menominee Project (refer to Note 13). As of September 30, 2015, the Salishan-Mohegan receivables are payable upon: (1) the related property being taken into trust by the United States Department of the Interior and (2) the receipt of necessary financing for the development of the proposed casino. Due to the uncertainty in the development of the Cowlitz Project, the Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Authority's estimate of the probability that the receivables will be collected. The Authority assesses the reserve for doubtful collection of the Salishan-Mohegan receivables for adequacy on a quarterly basis. Future developments in the construction and opening of the proposed casino or other matters affecting the Cowlitz Project could affect the collectability of the Salishan-Mohegan receivables and the related reserve. The WTG receivables are fully reserved. The WTG receivables are payable upon the receipt of necessary financing for the development of the proposed casino, subject to certain conditions.
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
The following table presents a reconciliation of long-term receivables, including current portions, and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Others	Total
Balance, September 30, 2014 (1)	$66,596	$2,612	$69,208
Additions:
Issuance of affiliate advances and other loans, including interest receivable	13,980	135	14,115
Cowlitz Project land value transfer (2)	19,951	—	19,951
Deductions:
Payments received	—	(157)	(157)
Adjustments	—	(779)	(779)
Balance, September 30, 2015 (1)	$100,527	$1,811	$102,338
__________

(1)
Includes current portions of $19.6 million and $901,000 as of September 30, 2015 and 2014, respectively. Also includes interest receivable of $43.4 million and $35.7 million as of September 30, 2015 and 2014, respectively. The WTG receivables no longer accrue interest pursuant to a release and reimbursement agreement entered into in September 2010.

(2)	Relates to the transfer of land for the proposed Cowlitz Project site between Salishan-Mohegan and the Cowlitz Tribe (refer to Note 12).

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Others	Total
Balance, September 30, 2014	$26,833	$796	$27,629
Additions:
Charges to bad debt expense	4,195	35	4,230
Deductions:
Adjustments	—	(789)	(789)
Balance, September 30, 2015	$31,028	$42	$31,070
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
During its fourth quarter ended September 30, 2014, the Authority further re-evaluated its plans with respect to the development of the new hotel element of its suspended Project Horizon expansion, which included a hotel to be developed and owned by an instrumentality of the Tribe, as well as a third-party developed and owned retail center, and, based on new design plans, including the final location of the planned hotel, determined that certain design and earthwork related assets did not have any future benefit to the Authority. Accordingly, the Authority recognized a related $5.0 million impairment charge, which was recorded in the accompanying consolidated statement of loss for the fiscal year ended September 30, 2014. In March 2015, the Mohegan Tribal Finance Authority (“MTFA”), a wholly-owned instrumentality of the Tribe, agreed to develop the planned hotel. Concurrent with this transaction, the Authority re-evaluated the planned third-party developed and owned retail center, including master planning costs, and determined that these elements of the project were no longer feasible. Accordingly, the related assets did not have any future benefit to the Authority, and, during its second quarter ended March 31, 2015, the Authority recognized a related $2.5 million impairment charge, which was recorded in the accompanying consolidated statement of income for the fiscal year ended September 30, 2015. There are no assets remaining related to the suspended elements of Project Horizon (refer to Note 4).

As of September 30, 2015 and 2014, the Authority assessed its property and equipment for any additional impairment and determined that no additional impairment existed.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill
In accordance with authoritative guidance issued by the FASB pertaining to goodwill, the goodwill associated with the acquisition of the Pennsylvania Facilities is not subject to amortization, but is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania Facilities, exclusive of capital expenditures requirements. If the carrying value of the goodwill exceeds its fair value, an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds its implied fair value. The income approach requires the Authority to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a market multiple of the Pennsylvania Facilities. As of September 30, 2015 and 2014, the Authority assessed the goodwill for impairment and determined that no impairment existed. If any of the following occurs, the goodwill may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania Facilities are not achieved, (2) if the discount rate increases, (3) if terminal growth rates decrease or (4) if market multiples decrease.
Other Intangible Assets
Intangible assets relate primarily to the Pennsylvania Facilities, Mohegan Sun, MBC, Mohegan Lacrosse and Mohegan Golf.
In connection with the acquisition of the Pennsylvania Facilities, the Authority recorded a slot machine license intangible asset of $214.0 million. In October 2006, a one-time slot machine license fee of $50.0 million was paid to the Pennsylvania Gaming Control Board (the “PGCB”) and added to the existing slot machine license intangible asset. In June 2010, a one-time table game certificate fee of $16.5 million was paid to the PGCB and classified as an intangible asset. The slot machine license and table game certificate intangible assets, with indefinite useful lives, are assessed as a single unit of accounting at least annually for impairment by comparing the fair value of the recorded assets to their carrying value. Their fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania Facilities, exclusive of a required rate of return of all other assets and exclusive of capital expenditures requirements. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires the Authority to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a perpetual growth rate of the Pennsylvania Facilities. As of September 30, 2015 and 2014, the Authority assessed the intangible assets for impairment and determined that no impairment existed. If any of the following occurs, the intangible assets may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania Facilities are not achieved, (2) if the discount rate increases or (3) if the terminal value decreases.
In connection with a relinquishment agreement (refer to Note 11), Trading Cove Associates (“TCA”) granted the Authority an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights, including the “Mohegan Sun” name. The Mohegan Sun trademark intangible asset of $119.7 million is deemed to have an indefinite useful life and is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing the income approach – relief from royalty method based on projected revenues from Mohegan Sun and Mohegan Sun Pocono. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires the Authority to make assumptions regarding future revenues, discount rates, royalty rate and the terminal value based on a perpetual growth rate of Mohegan Sun and Mohegan Sun Pocono. As of September 30, 2015 and 2014, the Authority assessed the Mohegan Sun trademark for impairment and determined that no impairment existed. If any of the following occurs, the Mohegan Sun trademark may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows from Mohegan Sun and Mohegan Sun Pocono are not achieved, (2) if the discount rate increases or (3) if the perpetual growth rate decreases.
In connection with the acquisitions of the WNBA and NLL franchises and the assets of Pautipaug Country Club Inc., the Authority recorded franchise value intangible assets and a membership intangible asset, respectively. These intangible assets, with definite useful lives, are assessed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As of September 30, 2015 and 2014, the Authority assessed these intangible assets for impairment and determined that no impairment existed.
Debt Issuance Costs, Discounts and Premiums
Debt issuance costs incurred in connection with the issuance of revolving debt are capitalized and amortized to interest expense based on the related debt agreements on a straight-line basis. Unamortized amounts are included in other assets, net, in

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the accompanying consolidated balance sheets. Debt issuance costs incurred in connection with the issuance of non-revolving debt are recorded as a reduction to the carrying amount of the related debt and amortized to interest expense based on the effective interest method. Premiums received in connection with the issuance of debt are recorded as an increase to the carrying amount of the related debt and amortized to interest expense based on the effective interest method.
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
The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes and certain credit facilities approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	September 30, 2015
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$21,000	$20,575
Senior Secured Credit Facility - Term Loan A	$109,613	$109,811
Senior Secured Credit Facility - Term Loan B	$792,078	$802,711
2013 9 3/4% Senior Unsecured Notes	$577,667	$596,700
2012 11% Senior Subordinated Notes	$98,939	$103,446

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair values of the Authority's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about September 30, 2015.
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
Promotional Allowances
The Authority operates a program, without membership fees, for patrons at Mohegan Sun, Mohegan Sun Pocono and its managed property, Resorts Atlantic City. This program provides complimentary food and beverage, hotel, retail, entertainment and other amenities to patrons based on Momentum Dollars that are awarded for patrons’ gaming activities. Momentum Dollars may be utilized to purchase, among other things, items at restaurants and retail stores located within Mohegan Sun, Mohegan Sun Pocono and Resorts Atlantic City. Momentum Dollars may also be utilized at The Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center, as well as to purchase hotel services and tickets to entertainment events held at facilities located at Mohegan Sun, Mohegan Sun Pocono and Resorts Atlantic City. The retail value of complimentary items redeemed at facilities operated by the Authority is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third-parties for the value of complimentary items redeemed at third-party outlets is included in gaming costs and expenses.
In addition, the Authority offers ongoing promotional coupons to patrons for the purchase of food and beverage, hotel and retail amenities offered at Mohegan Sun and Mohegan Sun Pocono. The retail value of coupons redeemed at facilities operated by the Authority is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third-parties for the value of coupons redeemed at third-party outlets is included in gaming costs and expenses.
The retail value of promotional allowances was included in gross revenues as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2015	September 30, 2014	September 30, 2013
Food and beverage	$42,192	$43,264	$38,390
Hotel	15,142	14,721	13,799
Retail, entertainment and other	40,012	40,959	43,668
Total	$97,346	$98,944	$95,857
The estimated cost of promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2015	September 30, 2014	September 30, 2013
Food and beverage	$35,122	$37,936	$34,194
Hotel	8,398	8,979	7,216
Retail, entertainment and other	35,559	36,772	40,167
Total	$79,079	$83,687	$81,577

In certain circumstances, the Authority also offers discounts on patron losses and cash inducements at Mohegan Sun and Mohegan Sun Pocono, which are recognized as reductions to gaming revenues. Reductions to gaming revenues related to discounts provided on patron losses totaled $9.7 million, $12.2 million and $11.0 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. Reductions to gaming revenues related to Momentum Dollars redeemed for cash totaled $1.4 million, $1.3 million and $1.4 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.
Gaming Costs and Expenses
Gaming costs and expenses primarily include portions of gaming revenues that must be paid to the State of Connecticut and the PGCB. Gaming costs and expenses also include, among other things, payroll costs, expenses associated with the operation

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of slot machines, table games, poker, live harness racing and racebook, certain marketing expenditures and promotional expenses related to Momentum Dollar and coupon redemptions.
Advertising Costs and Expenses
Production costs are expensed the first time the advertisement takes place. Prepaid rental fees associated with billboard advertisements are capitalized and amortized over the terms of the related rental agreements. Advertising costs and expenses totaled $27.0 million, $26.7 million and $28.2 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. As of September 30, 2015 and 2014, prepaid advertising was $432,000 and $142,000, respectively.
Corporate Costs and Expenses
Corporate costs and expenses represent an allocation of certain governmental and administrative costs, payroll costs, professional fees and various other expenses not directly related to the Authority’s operations at Mohegan Sun or Mohegan Sun Pocono. In addition, Corporate costs and expenses include costs associated with various gaming diversification efforts, which are expensed as incurred, except when reimbursable by third-parties.
Pre-Opening Costs and Expenses
In accordance with authoritative guidance issued by the FASB pertaining to the reporting on the costs of start-up activities, pre-opening costs and expenses are expensed as incurred.
Investments in Unconsolidated Affiliates
The Authority, through its indirect wholly-owned subsidiary, MGA Holding NJ, holds a 10% ownership interest in Resorts Atlantic City and its associated gaming activities, including online gaming in the State of New Jersey. The Authority's investment in Resorts Atlantic City is accounted for under the equity method as the Authority has significant influence.
Income Taxes
The Tribe is a sovereign Indian nation with independent legal jurisdiction over its people and land. Like other sovereign governments, the Tribe and its entities, including the Authority, are not subject to federal, state or local income taxes.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, the Authority's operating results for the fiscal year ended September 30, 2015 are not necessarily indicative of operating results for interim periods.
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
NOTE 3—RECEIVABLES, NET:
Receivables, net, consisted of the following (in thousands):

	September 30, 2015	September 30, 2014
Gaming	$32,841	$32,789
Hotel	1,637	922
Affiliates	19,400	—
Other	11,105	8,574
Subtotal	64,983	42,285
Less: reserve for doubtful collection	(11,039)	(11,645)
Total receivables, net	$53,944	$30,640

NOTE 4—PROPERTY AND EQUIPMENT, NET:
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2015	September 30, 2014
Land	$45,534	$65,485
Land improvements	97,838	97,146
Buildings and improvements	1,733,924	1,734,673
Furniture and equipment	555,884	547,719
Construction in process	11,386	8,011
Subtotal	2,444,566	2,453,034
Less: accumulated depreciation	(1,092,511)	(1,028,966)
Total property and equipment, net	$1,352,055	$1,424,068

Depreciation expense totaled $77.0 million, $79.6 million and $79.8 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. The Authority did not recognize any capitalized interest for the fiscal year ended September 30, 2015. Capitalized interest totaled $735,000 and $2.0 million for the fiscal years ended September 30, 2014 and 2013, respectively.
In September 2008, the Authority suspended certain elements of its Project Horizon expansion due to a slowdown in business volumes and uncertainties in the financial markets. Costs incurred on the suspended elements related to excavation and foundation work for a planned podium and new hotel tower, as well as professional fees for design and architectural work.
During its fourth quarter ended September 30, 2014, the Authority further re-evaluated its plans with respect to the development of the new hotel element of the project, which then included a hotel to be developed and owned by an instrumentality of the Tribe, as well as a third-party developed and owned retail center, and, based on new design plans, including the final location of the planned hotel, determined that certain design and earthwork related assets did not have any future benefit to the Authority. Accordingly, the Authority recognized a related $5.0 million impairment charge, which was recorded in the accompanying consolidated statement of loss for the fiscal year ended September 30, 2014.
In March 2015, the MTFA agreed to develop the planned hotel. The Authority received approximately $1.3 million as payment for the carrying value of the remaining hotel related assets which were transferred to MTFA. Concurrent with this transaction, the Authority re-evaluated the planned third-party developed and owned retail center, including master planning costs, and determined that these elements of the project were no longer feasible. Accordingly, the related assets did not have any future benefit to the Authority, and, during its second quarter ended March 31, 2015, the Authority recognized a related $2.5 million

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

impairment charge, which was recorded in the accompanying consolidated statement of income for the fiscal year ended September 30, 2015. There are no assets remaining related to the suspended elements of Project Horizon.

NOTE 5—OTHER CURRENT ASSETS AND OTHER CURRENT LIABILITIES:
Other current assets consisted of the following (in thousands):

	September 30, 2015	September 30, 2014
Non-qualified deferred compensation	$8,867	$9,809
Prepaid expenses and other miscellaneous current assets	9,663	7,188
Total other current assets	$18,530	$16,997

Other current liabilities consisted of the following (in thousands):

	September 30, 2015	September 30, 2014
Accrued payroll and related taxes and benefits	$42,437	$36,373
Combined outstanding Slot Win Contribution and free promotional slot play contribution	11,932	11,617
Amounts due to horsemen	7,372	8,109
Payments in transit	16,681	3,220
Other miscellaneous current liabilities	62,858	67,856
Total other current liabilities	$141,280	$127,175

NOTE 6—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	September 30, 2015	September 30, 2014
Senior Secured Credit Facility - Revolving, due June 2018	$21,000	$37,000
Senior Secured Credit Facility - Term Loan A, due June 2018, net of discount and debt issuance costs of $2,106 and $2,976 as of September 30, 2015 and 2014, respectively	109,613	117,336
Senior Secured Credit Facility - Term Loan B, due June 2018, net of discount and debt issuance costs of $14,918 and $17,078 as of September 30, 2015 and 2014, respectively	792,078	707,447
2013 9 3/4% Senior Unsecured Notes, due September 2021, net of premium and debt issuance costs of $7,333 and $7,802 as of September 30, 2015 and 2014, respectively	577,667	492,198
2005 6 7/8% Senior Subordinated Notes, due February 2015, net of debt issuance costs of $6 as of September 30, 2014	—	9,648
2012 11 % Senior Subordinated Notes, due September 2018, net of discount and debt issuance costs of $1,251 and $4,361 as of September 30, 2015 and 2014, respectively	98,939	270,829
Line of Credit	—	3,041
2009 Mohegan Tribe Promissory Note, due September 2015	—	1,750
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2017	16,000	16,500
2013 Mohegan Tribe Promissory Note, due December 2018	7,420	7,420
Downs Lodging Credit Facility, due July 2016, net of debt issuance costs of $254 and $572 as of September 30, 2015 and 2014, respectively	40,262	44,428
Other	3,365	2,910
Long-term debt, excluding capital leases	1,666,344	1,710,507
Less: current portion of long-term debt	(55,194)	(31,552)
Long-term debt, net of current portion	$1,611,150	$1,678,955

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of long-term debt are as follows (in thousands, including current maturities):

Fiscal Years
2016 (1)	$67,567
2017	31,126
2018	999,671
2019	7,832
2020	337
Thereafter	585,673
Total	$1,692,206
 __________

(1)
Includes the Downs Lodging Credit Facility, due July 2016, which was refinanced in November 2015 on a long-term basis, and, accordingly, was primarily included in long-term debt, net of current portion, in the accompanying consolidated balance sheet as of September 30, 2015 (further discussed below).

On August 11, 2015, the Authority completed a series of refinancing transactions including the redemption of $175.0 million of its 2012 Senior Subordinated Notes with proceeds from the issuance of an additional $90.0 million of loans under its Term Loan B Facility and an additional $85.0 million of 2013 Senior Unsecured Notes (all further discussed below).
The Authority incurred approximately $6.6 million in costs in connection with these refinancing transactions, consisting primarily of consulting, legal, advisory and amendment fees. Previously deferred debt discounts and debt issuance costs totaling $2.3 million, as well as $1.7 million in new transaction costs, were expensed and recorded as a loss on early extinguishment of debt in the accompanying consolidated statement of income for the fiscal year ended September 30, 2015. Of the remaining $4.9 million in new transaction costs, $4.7 million was recorded as a reduction to the carrying amount of the related debt and included in long-term debt, net of current portion, in the accompanying consolidated balance sheet as of September 30, 2015 and will be amortized over the term of the related debt. The remaining $219,000 in new costs was capitalized and included in other assets, net, in the accompanying consolidated balance sheet as of September 30, 2015 and will be amortized over the term of the related debt.
Senior Secured Credit Facilities
In November 2013, the Authority entered into a loan agreement among the Authority, the Tribe, the Guarantors as defined below, RBS Citizens, N.A., as Administrative and Collateral Agent, and the other lenders and financial institutions party thereto, providing for $955.0 million in aggregate principal amount of senior secured credit facilities (the “Senior Secured Credit Facilities”), comprised of a $100.0 million senior secured revolving credit facility (the “Revolving Facility”), a $125.0 million senior secured term loan A facility (the “Term Loan A Facility”) and a $730.0 million senior secured term loan B facility (the “Term Loan B Facility"). The Senior Secured Credit Facilities mature on June 15, 2018, subject to extension based on the satisfaction of certain conditions to November 19, 2018 (in the case of the Revolving Facility and the Term Loan A Facility) and November 19, 2019 (in the case of the Term Loan B Facility).
On August 11, 2015, the Authority entered into an increase joinder and amendment agreement among the Authority, the Tribe, the Guarantors as defined below, Citizens Bank, N.A., as Administrative Agent, and the lenders party thereto, amending the Senior Secured Credit Facilities. Pursuant to the amendment, the Authority borrowed $90.0 million of increase term B loans on the same terms as the existing term B loans under Term Loan B Facility. The net proceeds from this transaction were used to redeem outstanding 2012 Senior Subordinated Notes (further discussed below).
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
As of September 30, 2015, amounts outstanding under the Revolving Facility, Term Loan A Facility and Term Loan B Facility totaled $21.0 million, $111.7 million and $807.0 million, respectively. As of September 30, 2015, letters of credit issued under the Revolving Facility totaled $3.0 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Revolving Facility, and after taking into account restrictive financial covenant requirements, the

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Authority had approximately $76.0 million of borrowing capacity under its Revolving Facility and Line of Credit as of September 30, 2015.
Borrowings under the Senior Secured Credit Facilities incur interest as follows: (i) for base rate loans under the Revolving Facility and Term Loan A Facility, a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 basis points and (c) the one-month LIBOR rate plus 100 basis points (the highest of (a), (b) and (c), the “base rate”), plus a leverage-based margin of 250 to 350 basis points; (ii) for Eurodollar rate loans under the Revolving Facility and Term Loan A Facility, the applicable LIBOR rate plus a leverage-based margin of 350 to 450 basis points; (iii) for base rate loans under the Term Loan B Facility, the base rate (subject to a 2.0% floor) plus 350 basis points; and (iv) for Eurodollar rate loans under the Term Loan B Facility, the applicable LIBOR rate (subject to a 1.0% floor) plus 450 basis points. The Authority is also required to pay a leverage-based commitment fee of between 37.5 and 50 basis points for unused commitments under the Revolving Facility. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans of three months or less is payable at the end of each applicable interest period and for Eurodollar rate loans of more than three months, interest is payable at intervals of three months duration after the beginning of such interest period.
As of September 30, 2015, the $21.0 million outstanding under the Revolving Facility was comprised of an $11.0 million base rate loan based on a base rate of 3.25% plus 300 basis points and $10.0 million in Eurodollar rate loans based on a Eurodollar rate of 0.20% plus 400 basis points. The commitment fee was 0.50% as of September 30, 2015. As of September 30, 2015, the $111.7 million outstanding under the Term Loan A Facility was based on a Eurodollar rate of 0.33% plus 400 basis points. As of September 30, 2015, the $807.0 million outstanding under the Term Loan B Facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points. As of September 30, 2015, the effective interest rates of amounts outstanding under the Term Loan A Facility and Term Loan B Facility, after taking into account discounts and debt issuance costs, were 5.30% and 6.24%, respectively. As of September 30, 2015 and 2014, accrued interest, including commitment fees, on the Senior Secured Credit Facilities was $195,000 and $212,000, respectively.
The Authority's obligations under the Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, by the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming (collectively, the “Guarantors”). The Senior Secured Credit Facilities are collateralized by a first priority lien on substantially all of the Authority's property and assets and those of the Guarantors (other than MBC), including the assets that comprise Mohegan Sun Pocono and a leasehold mortgage on the land and improvements that comprise Mohegan Sun (the Authority and the Guarantors, other than MBC, are collectively referred to herein as the “Grantors”). The Grantors are also required to pledge additional assets as collateral for the Senior Secured Credit Facilities as they and future guarantor subsidiaries acquire them.
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
As of September 30, 2015, the Authority and the Tribe were in compliance with all respective covenant requirements under the Senior Secured Credit Facilities.
The Authority continues to monitor revenues and manage expenses and enhance operating efficiencies to ensure continued compliance with its financial covenant requirements under the Senior Secured Credit Facilities. While the Authority anticipates that it will remain in compliance with all covenant requirements under its Senior Secured Credit Facilities for all periods prior to maturity, it may need to increase revenues or offset any future declines in revenues by implementing cost saving and other initiatives to ensure compliance with these financial covenant requirements. If the Authority is unable to satisfy its financial covenant requirements, it would need to obtain waivers or consents under the Senior Secured Credit Facilities; however, the Authority can provide no assurance that it would be able to obtain such waivers or consents. If the Authority is unable to obtain such waivers or consents, it would be in default under its Senior Secured Credit Facilities, which may result in cross-defaults under its other outstanding indebtedness and allow its lenders and creditors to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of the Authority's outstanding indebtedness. If such acceleration were to occur, the Authority can provide no assurance that it would be able to obtain the financing necessary to repay such accelerated indebtedness.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Senior Unsecured Notes
2013 9 3/4% Senior Unsecured Notes
In August 2013, the Authority issued $500.0 million Senior Unsecured Notes with fixed interest payable at a rate of 9.75% per annum (the “Initial 2013 Senior Unsecured Notes”). On August 11, 2015, the Authority issued an additional $85.0 million of senior unsecured notes under the Initial 2013 Senior Unsecured Notes indenture (the “Additional 2013 Senior Unsecured Notes” and, together with the Initial 2013 Senior Unsecured Notes, the “2013 Senior Unsecured Notes”). Subsequent to this transaction, an aggregate principal amount of $585.0 million 2013 Senior Unsecured Notes is outstanding. As of September 30, 2015, the effective interest rate of the 2013 Senior Unsecured Notes, after taking into account premiums, discounts and debt issuance costs, was 10.03%. The net proceeds from the Additional 2013 Senior Unsecured Notes were used to redeem outstanding 2012 Senior Subordinated Notes (further discussed below).
The 2013 Senior Unsecured Notes mature on September 1, 2021. The Authority may redeem the 2013 Senior Unsecured Notes, in whole or in part, at any time prior to September 1, 2016 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest (and additional interest in the case of the Additional 2013 Senior Unsecured Notes, if any, pursuant to the registration rights agreement described below) to the date of redemption. On or after September 1, 2016, the Authority may redeem the 2013 Senior Unsecured Notes, in whole or in part, at specified redemption prices, together with accrued interest (and additional interest in the case of the Additional 2013 Senior Unsecured Notes, if any) to the date of redemption. If the Authority experiences specific kinds of change of control triggering events, the Authority must offer to repurchase the 2013 Senior Unsecured Notes at a price equal to 101% of the principal amount thereof, plus accrued interest (and additional interest in the case of the Additional 2013 Senior Unsecured Notes, if any) to the purchase date. In addition, if the Authority undertakes certain types of asset sales and does not use the related sale proceeds for specified purposes, the Authority may be required to offer to repurchase the 2013 Senior Unsecured Notes at a price equal to 100% of the principal amount, plus accrued interest (and additional interest in the case of the Additional 2013 Senior Unsecured Notes, if any). Interest on the 2013 Senior Unsecured Notes is payable semi-annually on March 1st and September 1st.
In March 2014, the Authority completed an offer to exchange the Initial 2013 Senior Unsecured Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, with all outstanding notes being exchanged.
As of September 30, 2015 and 2014, accrued interest on the 2013 Senior Unsecured Notes was $4.8 million and $4.1 million, respectively.
The 2013 Senior Unsecured Notes are uncollateralized general obligations of the Authority and are effectively subordinated to all of the Authority’s and the Guarantors' and future guarantor subsidiaries' senior secured indebtedness, including the Senior Secured Credit Facilities, to the extent of the value of the collateral securing such indebtedness. The 2013 Senior Unsecured Notes are also effectively subordinated to any indebtedness and other liabilities (including trade payables) of the Authority’s subsidiaries that do not guarantee the 2013 Senior Unsecured Notes. The 2013 Senior Unsecured Notes rank equally in right of payment with the Authority’s other unsecured, unsubordinated indebtedness, including trade payables. The 2013 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.
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
Registration Rights Agreement
On August 11, 2015, the Authority and the Guarantors of the Additional 2013 Senior Unsecured Notes entered into a registration rights agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc., as representatives of the several initial purchasers of the Additional 2013 Senior Unsecured Notes. Upon the terms and subject to the conditions of this agreement, the Authority agreed to offer to exchange the Additional 2013 Senior Unsecured Notes, pursuant to a registration statement effective within 270 days of issuance, for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended. Under certain circumstances set forth in the registration rights agreement, the Authority may also be obligated to file a shelf registration statement with respect to the Additional 2013 Senior Unsecured Notes.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Senior Subordinated Notes
2005 6 7/8% Senior Subordinated Notes
In February 2005, the Authority issued $150.0 million Senior Subordinated Notes with fixed interest payable at a rate of 6.875% per annum (the “2005 Senior Subordinated Notes”).
In March 2012, the Authority completed a private exchange offer and consent solicitation for any or all of its outstanding 2005 Senior Subordinated Notes. As part of the exchange offer, the Authority solicited and received consents from tendering holders to certain amendments to the indentures governing the 2005 Senior Subordinated Notes, which eliminated certain covenants under the notes and related indenture. The aggregate principal amount of 2005 Senior Subordinated Notes tendered and exchanged was $140.3 million. Subsequent to the Authority's March 2012 private exchange offer, $9.7 million of the 2005 Senior Subordinated Notes remained outstanding, which amount, plus accrued interest, was repaid at maturity on February 15, 2015 with cash on hand and drawings under the Revolving Facility. As of September 30, 2014, accrued interest on the 2005 Senior Subordinated Notes was $83,000.
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
In August 2013, the Authority repurchased an aggregate principal amount of $69.0 million 2012 Senior Subordinated Notes. On September 10, 2015, the Authority redeemed an additional aggregate principal amount of $175.0 million of 2012 Senior Subordinated Notes. An aggregate principal amount of approximately $100.2 million 2012 Senior Subordinated Notes remains outstanding as of September 30, 2015. As of September 30, 2015, the effective interest rate of the 2012 Senior Subordinated Notes, after taking into account discounts and debt issuance costs, was 11.50%. As of September 30, 2015 and 2014, accrued interest on the 2012 Senior Subordinated Notes was $490,000 and $1.3 million, respectively.
The 2012 Senior Subordinated Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
The 2012 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to borrowings under the Senior Secured Credit Facilities and 2013 Senior Unsecured Notes. The 2012 Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.
The 2012 Senior Subordinated Notes indenture contains certain non-financial and financial covenant requirements with which the Authority and the Tribe must comply. The non-financial covenant requirements include, among other things, reporting obligations, compliance with laws and regulations, maintenance of licenses and insurances and continued existence of the Authority. The financial covenant requirements include, among other things, subject to certain exceptions, limitations on the Authority's and the Guarantors' ability to incur additional indebtedness, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company, transfer or sell assets or impair assets constituting collateral.
As of September 30, 2015, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures.

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
Line of Credit
In November 2013, the Authority entered into a $16.5 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR Rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. As of September 30, 2015, no amount was drawn on the Line of Credit. Borrowings under the Line of Credit are uncollateralized obligations. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facilities. As of September 30, 2015, the Authority was in compliance with all covenant requirements under the Line of Credit. As of September 30, 2015 and 2014, accrued interest on the Line of Credit was $23,000.
2009 Mohegan Tribe Promissory Note
In September 2009, the Tribe made a $10.0 million loan to Salishan-Mohegan (the “2009 Mohegan Tribe Promissory Note”). The 2009 Mohegan Tribe Promissory Note accrued interest at an annual rate of 10.0%. The 2009 Mohegan Tribe Promissory Note matured on September 30, 2015, at which time the remaining principal amount plus accrued interest was repaid. As of September 30, 2014, accrued interest on the 2009 Mohegan Tribe Promissory Note was $2.5 million.
2012 Mohegan Tribe Minor's Trust Promissory Note
In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan (the “2012 Mohegan Tribe Minor's Trust Promissory Note”). The 2012 Mohegan Tribe Minor's Trust Promissory Note was amended in June 2014 to extend the maturity date to March 31, 2017. As of September 30, 2015, the 2012 Mohegan Tribe Minor's Trust Promissory Note accrued interest at an annual rate of 10.0% and accrued interest was payable as follows: (i) quarterly, commencing June 30, 2012 through March 31, 2014, (ii) on July 1, 2014 on the unpaid balance for the period April 1, 2014 through June 30, 2014, (iii) $800,000 per quarter, commencing September 30, 2015 through March 31, 2016 and (iv) quarterly, thereafter on the unpaid balance. As of September 30, 2015, principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note amortized as follows: (i) $500,000 per quarter, commencing December 31, 2012 through March 31, 2014, (ii) $500,000 on July 1, 2014 and September 30, 2015, (iii) $1.5 million per quarter, commencing December 31, 2015 through September 30, 2016 and (iv) $10.0 million at maturity. As of September 30, 2015 and 2014, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $1.3 million and $416,000, respectively.
The 2012 Mohegan Tribe Minor’s Trust Promissory Note was further amended on December 4, 2015, pursuant to which the interest rate was adjusted to an annual rate of 12.5% and accrued interest was adjusted to be payable quarterly commencing March 31, 2016. In addition, principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note will now amortize in an amount equal to $1.5 million per quarter commencing March 31, 2016 through December 31, 2016, with the remaining principal amount due at maturity. On December 4, 2015, the Cowlitz Tribe repaid $6.0 million of principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note on behalf of Salishan-Mohegan, leaving a remaining principal amount of $10.0 million.
2013 Mohegan Tribe Promissory Note
In March 2013, MG&H purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a promissory note in the principal amount of $7.4 million (the “2013 Mohegan Tribe Promissory Note”). The 2013 Mohegan Tribe Promissory Note matures on December 31, 2018. The 2013 Mohegan Tribe Promissory Note accrues interest at an annual rate of 4.0% payable quarterly. As of September 30, 2015 and 2014, accrued interest on the 2013 Mohegan Tribe Promissory Note was $1,000.
Downs Lodging Credit Facility
In July 2012, Downs Lodging, a single purpose entity and wholly-owned unrestricted subsidiary of the Authority, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender (the “Downs Lodging Credit Facility”). The proceeds from the Downs Lodging Credit Facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun Pocono. The Downs Lodging Credit Facility matures on July 12, 2016 and accrues

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

interest at an annual rate of 13.0%, with accrued interest of 10.0% payable monthly in cash during the term of the loan and the remaining 3.0% due at maturity. In addition, a 3.0% exit fee is payable upon repayment of the loan principal. On July 16, 2015, Downs Lodging prepaid approximately $4.5 million of the Downs Lodging Credit Facility, plus accrued interest and fees. As of September 30, 2015, approximately $40.5 million remained outstanding under the Downs Lodging Credit Facility. As of September 30, 2015, the effective interest rate of the Downs Lodging Credit Facility, after taking into account debt issuance costs, was 14.52%.
The Downs Lodging Credit Facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The Downs Lodging Credit Facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. As of September 30, 2015, Downs Lodging was in compliance with all covenant requirements under the Downs Lodging Credit Facility. As of September 30, 2015, accrued interest, including deferred interest and exit fee, on the Downs Lodging Credit Facility was $5.3 million. As of September 30, 2014, there was no accrued interest and $3.8 million of long-term deferred interest and exit fee on the Downs Lodging Credit Facility. Refer to Note 17 for subsequent events.

NOTE 7—LEASES:
The Authority leases certain areas at Mohegan Sun and Mohegan Sun Pocono to third-party food and beverage and retail outlets, as well as the rights to access and utilize Mohegan Sun’s rooftop for the installation and operation of antenna towers. Minimum future rental income that the Authority expects to earn under non-cancelable leases is as follows (in thousands):

	Fiscal Years Ending September 30,
	2016	2017	2018	2019	2020	Thereafter	Total
Minimum future rental income	$5,933	$3,858	$3,370	$3,026	$2,828	$7,175	$26,190
The Authority is required to make payments under various operating leases for buildings, equipment and land at Mohegan Sun and Mohegan Sun Pocono. The Authority incurred rental expense totaling $9.2 million, $11.4 million and $11.0 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

In March 2015, the Authority entered into a sublease agreement with MTFA to sublease an approximately 1.2-acre site and a planned 400-room hotel and related improvements, to be constructed adjacent to the Mohegan Sun Sky Hotel Tower, for the purpose of operating the hotel on a triple net basis for a term of 28 years and 4 months, commencing upon the completion of the project (refer to Note 8). Rental payments under the sublease agreement will also commence upon the completion of the project. Completion and opening of the project is anticipated to occur in the fall of 2016. The Authority classified the sublease as an operating lease for financial reporting purposes in accordance with authoritative guidance issued by the FASB pertaining to the accounting for leases.
Minimum future rental expense that the Authority expects to incur under non-cancelable leases is as follows (in thousands):

	Fiscal Years Ending September 30,
	2016	2017	2018	2019	2020	Thereafter	Total
Minimum future rental expense	$1,709	$7,683	$8,129	$7,941	$8,001	$217,622	$251,085

NOTE 8—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $50.0 million for each of the fiscal years ended September 30, 2015, 2014 and 2013.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services totaling $28.3 million, $27.1 million and $26.8 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.
The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $17.4 million, $19.3 million and $17.8 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.
The Authority incurred interest expense associated with borrowings from the Mohegan Tribe totaling $2.1 million, $2.3 million and $3.0 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.
The Authority leases the land on which Mohegan Sun is located from the Tribe under a long-term lease agreement. The agreement requires the Authority to make a nominal annual rental payment. This lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration. In February 2015, the Authority entered into a fourth amendment to the

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

land lease pursuant to which it released from the land lease an approximately 1.2-acre site to be used by the Tribe to finance, develop and own, through MTFA, a 400-room hotel and related improvements. In connection with this transaction, effective March 5, 2015, the Authority entered into a sublease agreement with MTFA to sublease the site and the completed hotel and related improvements for the purpose of operating the hotel on a triple net basis for a term of 28 years and 4 months, commencing upon the completion of the project. Rental payments under the sublease agreement will also commence upon the completion of the project. Completion and opening of the project is anticipated to occur in the fall of 2016. The Authority classified the sublease as an operating lease for financial reporting purposes in accordance with authoritative guidance issued by the FASB pertaining to the accounting for leases.
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
Similarly, any entity awarding a contract or subcontract valued up to $250,000 to be performed on Tribal lands must give preference, first, to certified Mohegan entities submitting commercially responsible bids, and second, to other certified Native American entities. This contracting preference is conditioned upon the bid by the preferred certified entity being within 5% of the lowest bid by a non-certified entity. Contracts in excess of $250,000 are awarded to the lowest commercially responsible bidder, on a competitive basis, with preference to certified Mohegan entities and then other certified Native American entities in the event of a matching bid. In addition, for contracts valued at any amount, other than those with federal or other special financing, a certified Mohegan entity which submits a bid that is not more than 10% higher than the lowest bid shall be awarded the contract for work to be performed on Tribal lands, if the certified Mohegan entity accepts the bid at the amount proffered by the lowest bidder and meets all other requirements. The TERO establishes procedures and requirements for certifying Mohegan entities and other Native American entities. Certification is based largely on the level of ownership and control exercised by the members of the Tribe or other Native American tribes, as the case may be, over the entity bidding on a contract.
As of September 30, 2015, the Authority employed approximately 115 members of the Tribe.

NOTE 9—EMPLOYEE BENEFIT PLANS:
The Authority maintains a retirement savings plan for its employees under Section 401(k) and Section 401(a) of the Internal Revenue Code (the “Mohegan Retirement and 401(k) Plan”). Under the 401(k) portion of the plan, participants may contribute between 1% and 25% of eligible compensation up to the maximum allowed by the Internal Revenue Code. The Authority may make discretionary matching contributions of 50%, up to the first 3% of participants’ eligible compensation contributed to the 401(k) portion of the plan. In general, employees become eligible for the Mohegan Retirement and 401(k) Plan after 90 days of service and become fully vested after five years of service. Under the retirement portion of the plan, the Authority may make discretionary retirement contributions based on a rate of $0.30 per qualified hour worked. Discretionary retirement contributions have been suspended since February 2009. The Authority contributed $2.2 million, $2.5 million and $2.4 million, net of forfeitures, to the Mohegan Retirement and 401(k) Plan for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

The Authority, together with the Tribe, maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for certain key employees. Under the Deferred Compensation Plan, participants may defer up to 100% of their compensation. Participants’ withdrawals, net of contributions and changes in fair value of investments, totaled $942,000, $22,000 and $7.4 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

NOTE 10—COMMITMENTS AND CONTINGENCIES:
Slot Win and Free Promotional Slot Play Contributions
In May 1994, the Tribe and the State of Connecticut entered into a Memorandum of Understanding (“MOU”), which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of revenues from

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $145.6 million, $146.5 million and $155.8 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. As of September 30, 2015 and 2014, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $11.9 million and $11.6 million, respectively.
Pennsylvania Slot Machine Tax
Downs Racing holds a Category One slot machine license issued by the PGCB for the operation of slot machines at Mohegan Sun Pocono. This license permits Downs Racing to install and operate up to 3,000 slot machines at Mohegan Sun Pocono, expandable to up to a total of 5,000 slot machines upon request and approval of the PGCB.
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
The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $119.6 million, $122.3 million and $124.0 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. As of September 30, 2015 and 2014, outstanding Pennsylvania Slot Machine Tax payments totaled $4.7 million and $4.6 million, respectively.
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
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $6.7 million, $6.3 million and $6.1 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. As of September 30, 2015 and 2014, outstanding Pennsylvania Table Game Tax payments totaled $148,000 and $156,000, respectively.
Pennsylvania Regulatory Fee
Slot machine licensees in the Commonwealth of Pennsylvania are required to reimburse state gaming regulatory agencies for various administrative and operating expenses (“Pennsylvania Regulatory Fee”) at a rate of 1.5% of gross revenues from slot machines and table games.
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $4.6 million, $4.7 million and $4.2 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. As of September 30, 2015 and 2014, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $70,000 and $147,000, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which are also to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 12 of the 14 authorized gaming facilities have commenced operations. As of September 30, 2015, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee.
The Authority reflected expenses associated with this repayment schedule totaling $620,000, $638,000 and $633,000 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.
Horsemen’s Agreement
Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2015. As of September 30, 2015 and 2014, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $7.4 million and $8.1 million, respectively.
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

The Authority reflected payments associated with the Priority Distribution Agreement totaling $31.5 million, $19.5 million and $19.2 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.
Town of Montville Agreement
In June 1994, the Tribe entered into an agreement with the Town of Montville (the “Town”) under which the Tribe agreed to pay the Town $500,000 annually to minimize the impact of the Tribe’s reservation being held in trust on the Town. The Tribe has assigned its rights and obligations under this agreement to the Authority.
Land Lease Agreement
The land upon which Mohegan Sun is located is held in trust for the Tribe by the United States. The Authority entered into a land lease agreement with the Tribe to lease the property and improvements and related facilities constructed or installed on the property. In March 2007, the agreement was amended to update the legal description of the property, and, in April 2007, the amended agreement was approved by the Secretary of the Interior. In February 2015, the agreement was again amended to update the legal description of the property, which amendment was approved by the Secretary of the Interior in March 2015. The following summarizes the key provisions of the land lease agreement:
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

NOTE 11—RELINQUISHMENT AGREEMENT:
In February 1998, the Authority and TCA entered into a relinquishment agreement (the “Relinquishment Agreement”). Effective January 1, 2000, the Relinquishment Agreement superseded a then-existing management agreement with TCA requiring, among other things, that the Authority make certain payments to TCA out of, and determined as a percentage of, Revenues, as defined under the Relinquishment Agreement, generated by Mohegan Sun over a 15-year period. The Authority, in accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, recorded a $549.1 million relinquishment liability at September 30, 1998 based on the estimated present value of its obligations under the Relinquishment Agreement. The Relinquishment Agreement expired on December 31, 2014. As of September 30, 2015, no amount was outstanding under the Relinquishment Agreement. As of September 30, 2014, the carrying amount of the relinquishment liability was $25.2 million. The decrease in the relinquishment liability during the fiscal year ended September 30, 2015 was due to $25.2 million in relinquishment payments and a $243,000 relinquishment liability reassessment credit. This reduction in the relinquishment liability was offset by $227,000 representing the accretion of discount to the relinquishment liability.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Relinquishment payments consisted of the following (in millions):

	For the Fiscal Years Ended
	September 30, 2015	September 30, 2014	September 30, 2013
Principal	$24.4	$46.6	$45.4
Accretion of discount	0.8	2.9	5.8
Total	$25.2	$49.5	$51.2
The accretion of discount to the relinquishment liability reflects the accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money. As of September 30, 2015, no relinquishment payment was earned but unpaid. As of September 30, 2014, relinquishment payments earned but unpaid were $13.2 million.
The relinquishment liability reassessment credits of $243,000, $1.9 million and $249,000 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively, resulted from reductions in Mohegan Sun revenues and revenue projections as of the end of each respective fiscal year compared to projections as of the end of the related prior fiscal year.

NOTE 12—MOHEGAN VENTURES-NORTHWEST, LLC (COWLITZ PROJECT):
In July 2004, the Authority formed Mohegan Ventures-NW as its wholly-owned subsidiary. Mohegan Ventures-NW is one of three current members in Salishan-Mohegan, which was formed to participate in the Cowlitz Project, a proposed casino to be owned by the Cowlitz Tribe and to be located on the Cowlitz reservation in Clark County, Washington. Mohegan Ventures-NW, Salishan Company, LLC, an unrelated entity, and a subsidiary of the Tribe hold membership interests in Salishan-Mohegan of 49.15%, 40% and 10.85%, respectively. Salishan-Mohegan holds a 100% membership interest in Salishan-Mohegan Two and Interchange Development Group, both of which were formed to acquire certain property related to the Cowlitz Project. Salishan-Mohegan is not a restricted entity of the Authority, and therefore, is not a guarantor of the Authority’s debt obligations.
In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time.
Under the terms of the development agreement, Salishan-Mohegan assists in securing financing, as well as administration and oversight of the planning, designing, development, construction and furnishing of the proposed casino. The development agreement provides for development fees of 3% of total project costs, as defined under the development agreement. Under the terms of Salishan-Mohegan's operating agreement, development fees will be distributed to Mohegan Ventures-NW. In 2006, pursuant to the development agreement, Salishan-Mohegan purchased an approximately 152-acre site for the proposed casino.
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
Under the terms of the development agreement, certain receivables contributed to Salishan-Mohegan and amounts advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe are reimbursable to Salishan-Mohegan by the Cowlitz Tribe, subject to appropriate approvals defined under the development agreement. As of September 30, 2015, reimbursements are contingent and are to be distributed upon: (1) the related property being taken into trust by the United States Department of the Interior and (2) the receipt of necessary financing for the development of the proposed casino. As of September 30, 2015, the Authority accrued interest on the Salishan-Mohegan receivables at an annual rate of 10.0%.
In March 2013, two lawsuits challenging a December 2010 decision of the Assistant Secretary - Indian Affairs of the Department of the Interior to take the Cowlitz Project site into trust were dismissed on procedural grounds. In April 2013, pursuant to judicial directive, the Department of the Interior issued a new Record of Decision to take the Cowlitz Project site into trust, determining for a second time that the site will serve as the initial reservation of the Cowlitz Tribe and that the tribe may conduct gaming on such lands under the Indian Gaming Regulatory Act. In June 2013, the plaintiffs in the earlier litigation filed two new lawsuits challenging the new Record of Decision, and, in July 2013, those lawsuits were consolidated. By Notice of Trust Acquisition filed with the court in October 2014, while motions for summary judgment filed by the plaintiffs and the defendants were pending,

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the defendants provided the court notice of the United States Department of the Interior's planned trust acquisition of the Cowlitz Project site, which was the subject of the litigation, on the earlier of: (1) January 21, 2015 and (2) 30 days after a court order granting summary judgment in favor of the defendants. On December 12, 2014, a U.S. District Court for the District of Columbia judge entered an order granting summary judgment in favor of the defendants, thereby upholding the Record of Decision and denying the plaintiffs’ motion. The plaintiffs subsequently appealed and such appeals remain pending before the Court of Appeals for the District of Columbia Circuit. The Authority can provide no assurance as to the outcome of these appeals or any future litigation.
In March 2015, the Cowlitz Project site was taken into trust by the United States Department of the Interior for the benefit of the Cowlitz Tribe. In connection with this event, the Cowlitz Tribe leased a substantial portion of the Cowlitz Project site back to Salishan-Mohegan for a nominal rental fee.
The carrying value of the land totaling approximately $20.0 million, which was included in property and equipment, net, in the accompanying consolidated balance sheet as of September 30, 2014, was transferred to the Cowlitz Tribe at the time the site was taken into trust. This transfer resulted in an additional long-term receivable due from the Cowlitz Tribe as permitted under the development agreement, and was included in receivables, net, and other assets, net, in the accompanying consolidated balance sheet as of September 30, 2015.
Construction of the Cowlitz Project commenced on September 18, 2015. The Authority can provide no assurance that remaining permits or approvals related to construction and opening or other remaining steps and conditions for the Cowlitz Project site to be approved for gaming will be satisfied. Furthermore, the Authority can provide no assurance as to the outcome of the pending federal court appeal or any future litigation relating to the Cowlitz Project.
In light of the aforementioned and the uncertainty in the development of the Cowlitz Project, the Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Authority’s estimate of the probability that the receivables will be collected. As of September 30, 2015 and 2014, the Salishan-Mohegan receivables, including accrued interest, totaled $90.7 million and $56.8 million, respectively. As of September 30, 2015 and 2014, related reserves for doubtful collection totaled $21.2 million and $17.0 million, respectively. The Salishan-Mohegan receivables were included in other assets, net, in the accompanying consolidated balance sheets.

On December 4, 2015, the Cowlitz Tribal Gaming Authority (the “CTGA”) closed on its financing for the Cowlitz Project. The financing provides funding for construction of the Cowlitz Project and a partial repayment of the Salishan-Mohegan receivables. In connection with this transaction, Salishan-Mohegan was repaid $19.4 million of the Salishan-Mohegan receivables, a portion of which was used to repay certain outstanding debt of Salishan-Mohegan. In accordance with the terms of the development agreement, as amended, the remaining outstanding Salishan-Mohegan receivables are to be repaid in equal monthly installments over a seven-year period beginning in the first month following the opening of the Cowlitz Project, plus accrued interest at a rate equal to 1.0% above the Cowlitz Project financing rate, or 12.5%. Pursuant to the development agreement, repayment of the Salishan-Mohegan receivables may accelerate depending on the level of available cash at the end of each fiscal year, subject to certain conditions as set forth in the development agreement, including conditions of the Cowlitz financing. Also in connection with the Cowlitz financing, Salishan-Mohegan assigned the lease for the Cowlitz Project site to CTGA.

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
In connection with the Menominee Project, the Authority entered into a management agreement with the Menominee Tribe and the Menominee Kenosha Gaming Authority (the “MKGA”), and WTG purchased the development rights for the Menominee Project under a development agreement with the Menominee Tribe and the MKGA. In September 2010, WTG entered into a release and reimbursement agreement pursuant to which WTG: (1) relinquished its development rights and was relieved of its development obligations for the Menominee Project, (2) retained its rights to reimbursement of certain receivables related to reimbursable costs and expenses advanced by WTG on behalf of the Menominee Tribe for the Menominee Project, subject to certain conditions and (3) assigned the option to purchase the proposed Menominee Project site in Kenosha to MKGA. The Authority retained its interest in the management agreement. Due to the uncertainty in the development of the Menominee Project, as of September 30, 2008, the Authority fully reserved for these receivables and wrote-off the related development rights intangible asset. In February 2012, the MKGA terminated its efforts to seek NIGC approval of the management agreement. As of September 30, 2015, the WTG receivables remain fully reserved.

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
The player roster value was amortized over seven years and became fully amortized in fiscal 2010. The franchise value is being amortized over thirty years and is assessed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. As of September 30, 2015 and 2014, accumulated amortization on the franchise value was $2.3 million and $2.1 million, respectively. Amortization expense associated with the franchise value totaled $183,000 for each of the fiscal years ended September 30, 2015, 2014 and 2013. The Authority expects to incur amortization expenses related to the franchise value of $183,000 for each of the next five fiscal years. The franchise value was included in intangible assets, net, in the accompanying consolidated balance sheets.
MBC currently owns approximately 4.2% of the membership interest in WNBA, LLC which is accounted for under the cost method. Under the terms of the Limited Liability Company Agreement of WNBA, LLC, if at any time, WNBA, LLC’s Board of Governors determines that additional funds are needed for WNBA, LLC’s or any league entity’s general business, the Board of Governors may require additional cash capital contributions. In such event, each member shall be obligated to contribute to WNBA, LLC an amount of cash equal to that member’s proportionate share of ownership. No such cash capital contribution has been required by WNBA, LLC through September 30, 2015.

NOTE 15—SEGMENT REPORTING:
As of September 30, 2015, the Authority owns and operates, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise and the Mohegan Sun Golf Club, and has partnered with an unrelated third-party to own and operate the New England Black Wolves franchise (collectively, the “Connecticut Facilities”), and the Pennsylvania Facilities. Substantially all of the Authority's revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Authority has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities. The Authority's operations related to investments in unconsolidated affiliates and certain other Corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Fiscal Years Ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2013
Net revenues:
Mohegan Sun	$994,010	$995,100	$1,042,078
Mohegan Sun Pocono	295,135	296,578	296,648
Corporate and other	7,567	5,391	1,302
Inter-segment revenues	(5,092)	(4,351)	—
Total	$1,291,620	$1,292,718	$1,340,028
Income (loss) from operations:
Mohegan Sun	$212,211	$181,325	$212,680
Mohegan Sun Pocono	45,817	36,956	43,763
Corporate and other	(24,853)	(36,873)	(26,937)
Total	233,175	181,408	229,506
Accretion of discount to the relinquishment liability	(227)	(2,205)	(4,974)
Interest income	7,983	7,066	6,271
Interest expense, net of capitalized interest	(143,876)	(147,933)	(170,150)
Loss on early extinguishment of debt	(3,987)	(62,041)	(11,516)
Other expense, net	(929)	(853)	(1,595)
Net income (loss)	92,139	(24,558)	47,542
Loss attributable to non-controlling interests	2,255	380	2,784
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$94,394	$(24,178)	$50,326

	For the Fiscal Years Ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2013
Capital expenditures incurred:
Mohegan Sun	$24,521	$19,518	$27,652
Mohegan Sun Pocono	5,448	3,946	4,673
Corporate and other	55	9,164	33,728
Total	$30,024	$32,628	$66,053

(in thousands)	September 30, 2015	September 30, 2014
Total assets:
Mohegan Sun	$1,332,458	$1,368,352
Mohegan Sun Pocono	555,449	551,655
Corporate and other	132,226	115,524
Total	$2,020,133	$2,035,531

NOTE 16—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:
As of September 30, 2015, substantially all of the Authority's outstanding debt is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. Separate financial statements and other disclosures concerning the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 15 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor subsidiaries and entities as of September 30, 2015 and 2014 and for the fiscal years ended September 30, 2015, 2014 and 2013 is as follows (in thousands):

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$42,093	$22,167	$1,494	$—	$65,754
Restricted cash	62	1,661	39	—	1,762
Receivables, net	29,134	3,585	22,871	(1,646)	53,944
Inventories	14,401	1,145	—	—	15,546
Other current assets	15,569	2,928	33	—	18,530
Total current assets	101,259	31,486	24,437	(1,646)	155,536
Non-current assets:
Property and equipment, net	1,098,588	214,778	38,689	—	1,352,055
Goodwill	—	39,459	—	—	39,459
Other intangible assets, net	120,281	284,418	2,019	—	406,718
Other assets, net	10,711	4,017	57,597	(5,960)	66,365
Inter-company receivables	254,348	94,033	—	(348,381)	—
Investment in subsidiaries	328,462	—	—	(328,462)	—
Total assets	$1,913,649	$668,191	$122,742	$(684,449)	$2,020,133
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$46,248	$—	$2,946	$—	$49,194
Due to Mohegan Tribe	—	—	6,000	—	6,000
Current portion of capital leases	824	48	—	(48)	824
Trade payables	12,365	2,564	87	—	15,016
Construction payables	11,149	1,888	100	—	13,137
Accrued interest payable	5,461	—	6,594	—	12,055
Other current liabilities	108,911	29,699	4,268	(1,598)	141,280
Total current liabilities	184,958	34,199	19,995	(1,646)	237,506
Non-current liabilities:
Long-term debt, net of current portion	1,555,487	—	38,243	—	1,593,730
Due to Mohegan Tribe, net of current portion	—	—	17,420	—	17,420
Capital leases, net of current portion	1,521	5,770	—	(5,770)	1,521
Other long-term liabilities	1,915	—	—	—	1,915
Inter-company payables	—	246,380	102,001	(348,381)	—
Accumulated losses in excess of investment in subsidiaries	—	40,873	—	(40,873)	—
Total liabilities	1,743,881	327,222	177,659	(396,670)	1,852,092
Capital:
Retained earnings	169,768	340,969	(55,157)	(286,128)	169,452
Mohegan Tribal Gaming Authority capital	169,768	340,969	(55,157)	(286,128)	169,452
Non-controlling interests	—	—	240	(1,651)	(1,411)
Total capital	169,768	340,969	(54,917)	(287,779)	168,041
Total liabilities and capital	$1,913,649	$668,191	$122,742	$(684,449)	$2,020,133
___________
(1)   Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$33,939	$14,767	$402	$—	$49,108
Restricted cash	47	628	—	—	675
Receivables, net	27,537	2,637	1,287	(821)	30,640
Inventories	13,339	1,205	—	—	14,544
Other current assets	15,559	1,182	256	—	16,997
Total current assets	90,421	20,419	1,945	(821)	111,964
Non-current assets:
Property and equipment, net	1,142,363	222,425	59,280	—	1,424,068
Goodwill	—	39,459	—	—	39,459
Other intangible assets, net	120,395	284,714	—	—	405,109
Other assets, net	8,768	3,970	48,505	(6,312)	54,931
Inter-company receivables	228,122	65,981	—	(294,103)	—
Investment in subsidiaries	325,651	—	—	(325,651)	—
Total assets	$1,915,720	$636,968	$109,730	$(626,887)	$2,035,531
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$28,887	$—	$415	$—	$29,302
Current portion of relinquishment liability	25,194	—	—	—	25,194
Due to Mohegan Tribe	—	—	2,250	—	2,250
Current portion of capital leases	793	58	—	(58)	793
Trade payables	18,893	5,181	12	—	24,086
Construction payables	4,411	794	627	—	5,832
Accrued interest payable	5,725	—	2,934	—	8,659
Other current liabilities	90,684	29,504	7,750	(763)	127,175
Total current liabilities	174,587	35,537	13,988	(821)	223,291
Non-current liabilities:
Long-term debt, net of current portion	1,611,107	—	44,428	—	1,655,535
Due to Mohegan Tribe, net of current portion	—	—	23,420	—	23,420
Capital leases, net of current portion	2,345	6,111	—	(6,111)	2,345
Other long-term liabilities	2,307	—	3,806	—	6,113
Inter-company payables	—	225,269	68,834	(294,103)	—
Accumulated losses in excess of investment in subsidiaries	—	31,680	—	(31,680)	—
Total liabilities	1,790,346	298,597	154,476	(332,715)	1,910,704
Capital:
Retained earnings	125,374	338,371	(44,746)	(293,941)	125,058
Mohegan Tribal Gaming Authority capital	125,374	338,371	(44,746)	(293,941)	125,058
Non-controlling interests	—	—	—	(231)	(231)
Total capital	125,374	338,371	(44,746)	(294,172)	124,827
Total liabilities and capital	$1,915,720	$636,968	$109,730	$(626,887)	$2,035,531
___________
(1)   Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)

	For the Fiscal Year Ended September 30, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$861,919	$271,801	$—	$—	$1,133,720
Food and beverage	60,687	28,913	120	—	89,720
Hotel	44,836	5,660	—	—	50,496
Retail, entertainment and other	94,457	17,072	8,593	(5,092)	115,030
Gross revenues	1,061,899	323,446	8,713	(5,092)	1,388,966
Less-Promotional allowances	(74,994)	(20,109)	(14)	(2,229)	(97,346)
Net revenues	986,905	303,337	8,699	(7,321)	1,291,620
Operating costs and expenses:
Gaming	457,948	193,952	—	—	651,900
Food and beverage	32,964	8,590	—	—	41,554
Hotel	14,062	5,724	—	(4,852)	14,934
Retail, entertainment and other	39,353	6,029	2,626	(2,229)	45,779
Advertising, general and administrative	158,230	31,427	14,050	(14,783)	188,924
Corporate	16,584	—	—	14,543	31,127
Depreciation and amortization	63,071	13,371	1,138	—	77,580
Loss on disposition of assets	1,007	11	—	—	1,018
Severance	3,244	126	—	—	3,370
Impairment of Project Horizon	2,502	—	—	—	2,502
Relinquishment liability reassessment	(243)	—	—	—	(243)
Total operating costs and expenses	788,722	259,230	17,814	(7,321)	1,058,445
Income (loss) from operations	198,183	44,107	(9,115)	—	233,175
Other income (expense):
Accretion of discount to the relinquishment liability	(227)	—	—	—	(227)
Interest income	43	7,424	8,346	(7,830)	7,983
Interest expense, net of capitalized interest	(95,485)	(39,992)	(16,229)	7,830	(143,876)
Loss on early extinguishment of debt	(3,987)	—	—	—	(3,987)
Loss on interests in subsidiaries	(4,144)	(9,193)	—	13,337	—
Other income (expense), net	11	—	(940)	—	(929)
Total other expense	(103,789)	(41,761)	(8,823)	13,337	(141,036)
Net income (loss)	94,394	2,346	(17,938)	13,337	92,139
Loss attributable to non-controlling interests	—	—	835	1,420	2,255
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$94,394	$2,346	$(17,103)	$14,757	$94,394
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Fiscal Year Ended September 30, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$858,780	$274,783	$—	$—	$1,133,563
Food and beverage	62,273	29,382	—	—	91,655
Hotel	42,921	4,389	—	—	47,310
Retail, entertainment and other	101,506	16,515	5,464	(4,351)	119,134
Gross revenues	1,065,480	325,069	5,464	(4,351)	1,391,662
Less-Promotional allowances	(76,618)	(20,567)	(17)	(1,742)	(98,944)
Net revenues	988,862	304,502	5,447	(6,093)	1,292,718
Operating costs and expenses:
Gaming	488,293	198,728	—	—	687,021
Food and beverage	32,348	9,134	—	—	41,482
Hotel	15,287	4,631	—	(4,111)	15,807
Retail, entertainment and other	45,876	6,780	—	(1,711)	50,945
Advertising, general and administrative	155,668	35,075	27,927	(28,031)	190,639
Corporate	13,276	—	—	27,760	41,036
Depreciation and amortization	65,406	13,814	906	—	80,126
(Gain) loss on disposition of assets	(12)	3	—	—	(9)
Pre-opening	—	1,187	—	—	1,187
Impairment of Project Horizon	4,981	—	—	—	4,981
Relinquishment liability reassessment	(1,905)	—	—	—	(1,905)
Total operating costs and expenses	819,218	269,352	28,833	(6,093)	1,111,310
Income (loss) from operations	169,644	35,150	(23,386)	—	181,408
Other income (expense):
Accretion of discount to the relinquishment liability	(2,205)	—	—	—	(2,205)
Interest income	88	4,704	7,306	(5,032)	7,066
Interest expense, net of capitalized interest	(97,380)	(42,583)	(13,002)	5,032	(147,933)
Loss on early extinguishment of debt	(62,041)	—	—	—	(62,041)
Loss on interests in subsidiaries	(32,449)	(24,848)	—	57,297	—
Other income (expense), net	165	—	(1,018)	—	(853)
Total other expense	(193,822)	(62,727)	(6,714)	57,297	(205,966)
Net loss	(24,178)	(27,577)	(30,100)	57,297	(24,558)
Loss attributable to non-controlling interests	—	—	—	380	380
Net loss attributable to Mohegan Tribal Gaming Authority	$(24,178)	$(27,577)	$(30,100)	$57,677	$(24,178)
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Fiscal Year Ended September 30, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$911,180	$279,022	$—	$—	$1,190,202
Food and beverage	59,334	26,917	—	—	86,251
Hotel	40,873	—	—	—	40,873
Retail, entertainment and other	100,545	16,679	1,575	(240)	118,559
Gross revenues	1,111,932	322,618	1,575	(240)	1,435,885
Less-Promotional allowances	(76,407)	(17,300)	(4)	(2,146)	(95,857)
Net revenues	1,035,525	305,318	1,571	(2,386)	1,340,028
Operating costs and expenses:
Gaming	507,069	201,860	—	—	708,929
Food and beverage	33,297	8,280	(2)	—	41,575
Hotel	14,339	—	—	—	14,339
Retail, entertainment and other	40,371	5,589	—	(2,101)	43,859
Advertising, general and administrative	159,869	32,997	13,373	(13,566)	192,673
Corporate	14,841	—	—	13,281	28,122
Depreciation and amortization	67,097	13,220	—	—	80,317
Loss on disposition of assets	222	19	—	—	241
Severance	(146)	175	—	—	29
Pre-opening	—	687	—	—	687
Relinquishment liability reassessment	(249)	—	—	—	(249)
Total operating costs and expenses	836,710	262,827	13,371	(2,386)	1,110,522
Income (loss) from operations	198,815	42,491	(11,800)	—	229,506
Other income (expense):
Accretion of discount to the relinquishment liability	(4,974)	—	—	—	(4,974)
Interest income	146	2,320	6,064	(2,259)	6,271
Interest expense, net of capitalized interest	(118,303)	(44,126)	(9,980)	2,259	(170,150)
Loss on early extinguishment of debt	(11,516)	—	—	—	(11,516)
Loss on interests in subsidiaries	(13,834)	(7,389)	—	21,223	—
Other expense, net	(8)	—	(1,587)	—	(1,595)
Total other expense	(148,489)	(49,195)	(5,503)	21,223	(181,964)
Net income (loss)	50,326	(6,704)	(17,303)	21,223	47,542
Loss attributable to non-controlling interests	—	—	—	2,784	2,784
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$50,326	$(6,704)	$(17,303)	$24,007	$50,326
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net income (loss)	$94,394	$2,346	$(17,938)	$13,337	$92,139
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	63,071	13,371	1,138	—	77,580
Relinquishment liability reassessment	(243)	—	—	—	(243)
Accretion of discount to the relinquishment liability	227	—	—	—	227
Cash paid for accretion of discount to the relinquishment liability	(778)	—	—	—	(778)
Loss on early extinguishment of debt	2,269	—	—	—	2,269
Proceeds from bond premiums	2,125	—	—	—	2,125
Payments of tender offer costs and discounts	(2,894)	—	—	—	(2,894)
Amortization of debt issuance costs and accretion of bond premiums and discounts	7,453	—	318	—	7,771
Provision for losses on receivables	1,350	299	4,229	—	5,878
Impairment of Project Horizon	2,502	—	—	—	2,502
Loss on disposition of assets	1,007	11	—	—	1,018
Loss from unconsolidated affiliates	31	—	941	—	972
Inter-company transactions	(35,724)	41,355	7,695	(13,326)	—
Changes in operating assets and liabilities:
Increase in receivables	(2,699)	(1,247)	(2,264)	870	(5,340)
(Increase) decrease in inventories	(1,062)	60	—	—	(1,002)
Increase in other assets	(2,756)	(1,806)	(7,544)	(46)	(12,152)
Increase (decrease) in trade payables	(6,394)	(2,617)	27	—	(8,984)
Decrease in accrued interest	(264)	—	(146)	—	(410)
Increase (decrease) in other liabilities	14,527	908	(5,860)	(835)	8,740
Net cash flows provided by (used in) operating activities	136,142	52,680	(19,404)	—	169,418
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including change in construction payables	(17,221)	(4,651)	(588)	—	(22,460)
Issuance of third-party loans and advances	—	—	(4,080)	—	(4,080)
Payments received on third-party loans	157	—	—	—	157
(Increase) decrease in restricted cash, net	(32)	(1,746)	252	—	(1,526)
Proceeds from asset sales	1,602	13	—	—	1,615
Investments in the New England Black Wolves	—	—	(500)	—	(500)
Inter-company transactions	6,687	(20,731)	45	13,999	—
Net cash flows used in investing activities	(8,807)	(27,115)	(4,871)	13,999	(26,794)
Cash flows provided by (used in) financing activities:
Senior Secured Credit Facility borrowings - Revolving	442,000	—	—	—	442,000
Senior Secured Credit Facility repayments - Revolving	(458,000)	—	—	—	(458,000)
Senior Secured Credit Facility repayments - Term Loan A	(7,756)	—	—	—	(7,756)
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	87,911	—	—	—	87,911
Senior Secured Credit Facility repayments - Term Loan B	(5,339)	—	—	—	(5,339)
Line of Credit borrowings	446,935	—	—	—	446,935
Line of Credit repayments	(449,976)	—	—	—	(449,976)
Repayments to Mohegan Tribe	—	—	(2,250)	—	(2,250)
Proceeds from issuance of Senior Unsecured Notes, net of premiums	85,000	—	—	—	85,000

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Repayments of other long-term debt	(182,269)	—	(4,547)	—	(186,816)
Principal portion of relinquishment liability payments	(24,400)	—	—	—	(24,400)
Distributions to Mohegan Tribe	(50,000)	—	—	—	(50,000)
Payments of financing fees	(2,360)	—	—	—	(2,360)
Payments on capital lease obligations	(927)	(45)	—	45	(927)
Inter-company transactions	—	(18,120)	32,164	(14,044)	—
Net cash flows provided by (used in) financing activities	(119,181)	(18,165)	25,367	(13,999)	(125,978)
Net increase in cash and cash equivalents	8,154	7,400	1,092	—	16,646
Cash and cash equivalents at beginning of year	33,939	14,767	402	—	49,108
Cash and cash equivalents at end of year	$42,093	$22,167	$1,494	$—	$65,754
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Fiscal Year Ended September 30, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net loss	$(24,178)	$(27,577)	$(30,100)	$57,297	$(24,558)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	65,406	13,814	906	—	80,126
Relinquishment liability reassessment	(1,905)	—	—	—	(1,905)
Accretion of discount to the relinquishment liability	2,205	—	—	—	2,205
Cash paid for accretion of discount to the relinquishment liability	(2,897)	—	—	—	(2,897)
Loss on early extinguishment of debt	58,245	—	—	—	58,245
Payments of tender offer costs and discounts	(48,155)	—	—	—	(48,155)
Amortization of debt issuance costs and accretion of bond discounts	7,719	—	318	—	8,037
Provision for losses on receivables	2,368	390	3,388	—	6,146
Impairment of Project Horizon	4,981	—	—	—	4,981
(Gain) loss on disposition of assets	(12)	3	—	—	(9)
(Gain) loss from unconsolidated affiliates	(178)	—	1,004	—	826
Inter-company transactions	(9,896)	62,401	4,783	(57,288)	—
Changes in operating assets and liabilities:
Increase in receivables	(6,622)	(310)	(1,783)	1,556	(7,159)
Increase in inventories	(411)	(143)	—	—	(554)
(Increase) decrease in other assets	3,236	(77)	(5,888)	(802)	(3,531)
Increase (decrease) in trade payables	9,858	3,568	(7)	—	13,419
Decrease in accrued interest	(12,891)	—	(1,746)	—	(14,637)
Increase (decrease) in other liabilities	(4,587)	(573)	8,359	(763)	2,436
Net cash flows provided by (used in) operating activities	42,286	51,496	(20,766)	—	73,016
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including change in construction payables	(18,629)	(4,250)	(12,200)	—	(35,079)
Issuance of third-party loans and advances	—	—	(1,804)	—	(1,804)
Payments received on third-party loans	644	—	—	—	644
Decrease in restricted cash, net	53	1,583	12,043	—	13,679
Proceeds from asset sales	104	30	—	—	134
Investments in unconsolidated affiliates	—	—	(29)	—	(29)
Inter-company transactions	27,195	(24,222)	45	(3,018)	—
Net cash flows provided by (used in) investing activities	9,367	(26,859)	(1,945)	(3,018)	(22,455)

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility repayments - Term	(393,000)	—	—	—	(393,000)
Prior Term Loan Facility repayments, net of discount	(222,103)	—	—	—	(222,103)
Senior Secured Credit Facility borrowings - Revolving	310,000	—	—	—	310,000
Senior Secured Credit Facility repayments - Revolving	(273,000)	—	—	—	(273,000)
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	124,343	—	—	—	124,343
Senior Secured Credit Facility repayments - Term Loan A	(3,125)	—	—	—	(3,125)
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	720,952	—	—	—	720,952
Senior Secured Credit Facility repayments - Term Loan B	(5,475)	—	—	—	(5,475)
Line of Credit borrowings	356,796	—	—	—	356,796
Line of Credit repayments	(353,755)	—	—	—	(353,755)
Repayments to Mohegan Tribe	—	—	(3,250)	—	(3,250)
Repayments of other long-term debt	(212,270)	—	(53)	—	(212,323)
Principal portion of relinquishment liability payments	(46,574)	—	—	—	(46,574)
Distributions to Mohegan Tribe	(50,000)	—	—	—	(50,000)
Payments of financing fees	(12,395)	—	—	—	(12,395)
Payments on capital lease obligations	(2,168)	(45)	—	45	(2,168)
Inter-company transactions	—	(28,480)	25,507	2,973	—
Net cash flows provided by (used in) financing activities	(61,774)	(28,525)	22,204	3,018	(65,077)
Net decrease in cash and cash equivalents	(10,121)	(3,888)	(507)	—	(14,516)
Cash and cash equivalents at beginning of year	44,060	18,655	909	—	63,624
Cash and cash equivalents at end of year	$33,939	$14,767	$402	$—	$49,108
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Fiscal Year Ended September 30, 2013
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net income (loss)	$50,326	(6,704)	(17,303)	21,223	47,542
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	67,097	13,220	—	—	80,317
Relinquishment liability reassessment	(249)	—	—	—	(249)
Accretion of discount to the relinquishment liability	4,974	—	—	—	4,974
Cash paid for accretion of discount to the relinquishment liability	(5,792)	—	—	—	(5,792)
Loss on early extinguishment of debt	4,531	—	—	—	4,531
Payments of tender offer costs and discounts	(3,104)	—	—	—	(3,104)
Amortization of debt issuance costs and accretion of bond discounts	11,968	—	317	—	12,285
Amortization of net deferred gain on settlement of derivative instruments	(76)	—	—	—	(76)
Provision for losses on receivables	951	103	2,382	—	3,436
Loss on disposition of assets	222	19	—	—	241
(Gain) loss from unconsolidated affiliates	(11)	—	1,564	—	1,553
Inter-company transactions	(30,508)	49,282	2,449	(21,223)	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	495	(1,011)	(132)	—	(648)

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Decrease in inventories	326	122	—	—	448
(Increase) decrease in other assets	8,255	41	(5,537)	—	2,759
Increase (decrease) in trade payables	(2,367)	265	(41)	—	(2,143)
Increase (decrease) in accrued interest	(23,183)	—	117	—	(23,066)
Increase (decrease) in other liabilities	(21,440)	(773)	2,156	—	(20,057)
Net cash flows provided by (used in) operating activities	62,415	54,564	(14,028)	—	102,951
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including change in construction payables	(24,774)	(4,481)	(30,342)	—	(59,597)
Issuance of third-party loans and advances	—	—	(2,033)	—	(2,033)
Payments received on third-party loans	139	—	—	—	139
(Increase) decrease in restricted cash, net	—	(423)	33,501	—	33,078
Proceeds from asset sales	208	8	—	—	216
Investments in unconsolidated affiliates	—	—	(4,971)	—	(4,971)
Inter-company transactions	24,289	(22,468)	—	(1,821)	—
Net cash flows used in investing activities	(138)	(27,364)	(3,845)	(1,821)	(33,168)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility borrowings - Revolving	3,000	—	—	—	3,000
Prior Bank Credit Facility repayments - Revolving	(3,000)	—	—	—	(3,000)
Prior Bank Credit Facility repayments - Term	(4,000)	—	—	—	(4,000)
Line of Credit borrowings	24,897	—	—	—	24,897
Line of Credit repayments	(24,897)	—	—	—	(24,897)
Repayments to Mohegan Tribe	—	—	(9,950)	—	(9,950)
Proceeds from issuance of Senior Unsecured Notes	500,000	—	—	—	500,000
Repayments of other long-term debt	(495,561)	—	(40)	—	(495,601)
Principal portion of relinquishment liability payments	(45,350)	—	—	—	(45,350)
Distributions to Mohegan Tribe	(50,000)	—	—	—	(50,000)
Payments of financing fees	(11,757)	—	(200)	—	(11,957)
Payments on capital lease obligations	(3,385)	—	—	—	(3,385)
Inter-company transactions	—	(30,302)	28,481	1,821	—
Net cash flows provided by (used in) financing activities	(110,053)	(30,302)	18,291	1,821	(120,243)
Net increase (decrease) in cash and cash equivalents	(47,776)	(3,102)	418	—	(50,460)
Cash and cash equivalents at beginning of year	91,836	21,757	491	—	114,084
Cash and cash equivalents at end of year	$44,060	$18,655	$909	$—	$63,624
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17—SUBSEQUENT EVENTS:
Facility Agreement
On November 18, 2015, the Authority entered into an agreement (the “Facility Agreement”) by and among the Authority, the Tribe and UBS AG, London Branch (“UBS”). Pursuant to the Facility Agreement, the Authority may issue, from time to time, to UBS or its designee, senior unsecured notes in an aggregate principal amount of up to $200.0 million, with varying amounts, borrowing dates, maturities and interest rates, as may be agreed with UBS or its designee.
On November 20, 2015, pursuant to the Facility Agreement, the Authority entered into a note purchase agreement (the “Note Purchase Agreement”) by and among the Authority, the Tribe and the purchaser named therein (the “Purchaser”). In accordance with the Note Purchase Agreement, the Authority issued floating rate senior notes due 2017 in an aggregate principal amount of $100.0 million (the “Notes”) to the Purchaser in a private offering that closed on November 20, 2015. The Notes are senior unsecured obligations of the Authority. Pursuant to a guarantee agreement dated November 20, 2015, certain of the Authority’s subsidiaries, which are the same Guarantors that guarantee the Authority’s Senior Secured Credit Facilities and senior unsecured and senior subordinated notes, have guaranteed the Notes. The Notes bear interest at a rate per annum equal to LIBOR plus 4.45%, payable quarterly. The Notes mature on December 15, 2017. The Authority used the net proceeds from the Notes to refinance existing indebtedness and to finance new development opportunities.
The Authority may redeem the Notes at any time, in whole or in part, at a price equal to 100% of the principal amount of the Notes redeemed plus accrued interest to the date of redemption, customary breakage costs, a “make-whole amount,” and, if redeemed within one year of the date of issuance, a premium of 0.25%. If the Authority experiences specific kinds of change of control events, undertakes certain types of asset sales or experiences certain swap-related credit determinations, it will be required to make an offer to purchase the Notes at the purchase prices set forth in the Note Purchase Agreement. In addition, if any gaming regulatory authority requires a holder of the Notes to be licensed, qualified or found suitable under applicable gaming laws, and such holder does not obtain such license, qualification or finding of suitability within a specified time, the Authority can call for redemption of the Notes held by such holder.

The Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
The Notes are uncollateralized general obligations of the Authority and are effectively subordinated to all of the Authority’s and the Guarantors’ and future guarantor subsidiaries’ senior secured indebtedness, including the Senior Secured Credit Facilities, to the extent of the value of the collateral securing such indebtedness. The Notes are also effectively subordinated to any indebtedness and other liabilities (including trade payables) of the Authority’s subsidiaries that do not guarantee the Notes. The Notes rank equally in right of payment with the Authority’s other unsecured, unsubordinated indebtedness, including trade payables. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.
The Note Purchase Agreement contains certain covenants that, subject to certain significant exceptions, limit, among other things, the Authority’s and the Guarantors’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or transfer and sell assets. The Note Purchase Agreement includes customary events of default, including, but not limited to, failure to make required payments, failure to comply with certain agreements or covenants, certain cross-defaults, certain events of bankruptcy and insolvency and certain judgment defaults.
2015 Mohegan Tribe Promissory Note
On November 16, 2015, the Tribe made a $22.5 million loan to Mohegan Gaming Advisors (the “2015 Mohegan Tribe Promissory Note”). The 2015 Mohegan Tribe Promissory Note matures on April 15, 2016. The 2015 Mohegan Tribe Promissory Note accrues interest at an annual rate of 5.0% and requires a principal payment of $8.5 million, plus accrued interest, on January 15, 2016, with the remaining principal amount, plus accrued interest, due at maturity.
New Downs Lodging Credit Facility
On November 25, 2015, Downs Lodging repaid and terminated the Downs Lodging Credit Facility with proceeds from a new credit agreement providing for a $25.0 million term loan from a third-party lender (the “New Downs Lodging Credit Facility”) and a cash payment of the remaining principal amount outstanding under the Downs Lodging Credit Facility, plus accrued interest and fees. The New Downs Lodging Credit Facility matures on November 24, 2019, subject to earlier maturity in the event that 5.0% or more of the Authority’s total funded indebtedness matures prior to that date, in which case the New Downs Lodging Credit Facility matures six months prior to such date. Principal outstanding under the New Downs Lodging Credit Facility amortizes in equal monthly amounts of approximately $260,000 commencing January 1, 2016, with the remaining balance due

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

at maturity. The New Downs Lodging Credit Facility accrues interest as follows: (i) for base rate loans, at a base rate equal to the greater of (a) the prime rate and (b) the federal funds rate plus 50 basis points (the greater of (a) and (b), the “base rate”), plus 250 basis points and (ii) for Eurodollar rate loans, at the applicable LIBOR rate plus 350 basis points. Interest on base rate loans is payable monthly. Interest on Eurodollar rate loans is payable at the end of each applicable interest period.
The New Downs Lodging Credit Facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The New Downs Lodging Credit Facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. Additionally, the New Downs Lodging Credit Facility includes a financial maintenance covenant pertaining to minimum debt service coverage.

MOHEGAN TRIBAL GAMING AUTHORITY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2015, 2014 and 2013
(in thousands)

	Column A	Column B	Column C	Column D
	Balances at Beginning of Year	Charges to Costs and Expenses	Deductions from Reserves (1)	Balances at End of Year
Description:
Fiscal Year ended September 30, 2015
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$38,636	$5,878	$2,179	$42,335
Fiscal Year ended September 30, 2014
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$34,420	$6,146	$1,930	$38,636
Fiscal Year Ended September 30, 2013
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$30,998	$3,436	$14	$34,420
 ________________________

(1)	Deductions from reserves include write-off of uncollectible accounts, net of recoveries of accounts previously written-off.

S-1

EXHIBIT INDEX

Exhibit No.	Description
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

4.13
Registration Rights Agreement, dated August 11, 2015, between the Mohegan Tribal Gaming Authority, the subsidiary guarantors party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc., as representatives of the several initial purchasers, relating to the $85,000,000 principal amount of 9 3/4% Senior Notes Due 2021 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.13 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the SEC on August 14, 2015 (the “June 2015 Form 10-Q”) and incorporated by reference herein).

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

10.9
The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement, dated as of September 1, 1998, between the Mohegan Tribal Gaming Authority and Merrill Lynch Trust (filed as Exhibit 10.16 to the 1998 Form 10-K and incorporated by reference herein).*

10.10
Priority Distribution Agreement, dated as of August 1, 2001, between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed with the SEC on August 10, 2001 and incorporated by reference herein).

Exhibit No.	Description
10.11
First Amendment to the Priority Distribution Agreement, dated as of December 31, 2014, by and between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014, filed with the SEC on February 17, 2015 and incorporated by reference herein).

10.12
Membership Agreement, dated as of January 28, 2003, between WNBA, LLC, the Mohegan Basketball Club, LLC, the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Authority’s Form 8-K filed with the SEC on January 30, 2003 and incorporated by reference herein).

10.13
Management Agreement, dated as of September 21, 2004, between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC (filed as Exhibit 10.30 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the "2004 Form S-4") and incorporated by reference herein).

10.14	Development Agreement, dated as of September 21, 2004, between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC (filed as Exhibit 10.31 to the 2004 Form S-4 and incorporated by reference herein).

10.15
Management Agreement, dated as of October 21, 2004, between the Menominee Indian Tribe of Wisconsin, the Menominee Kenosha Gaming Authority and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.35 to the 2004 Form S-4 and incorporated by reference herein).

10.16
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

10.18
Loan Agreement, dated as of November 19, 2013, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Lenders named therein and RBS Citizens, N.A., as Administrative Agent (filed as Exhibit 10.25 to the 2013 Form 10-K and incorporated by reference herein).

10.19
Increase Joinder and Amendment Agreement, dated as of August 11, 2015, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Citizens Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.3 to the June 2015 Form 10-Q and incorporated by reference herein).

10.20
Amended and Restated Employment Agreement, executed October 16, 2015, between the Mohegan Tribal Gaming Authority and Robert J. Soper (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on October 22, 2015 (the “October 2015 Form 8-K”) and incorporated by reference herein).*

10.21
Amended and Restated Employment Agreement, executed October 16, 2015, between the Mohegan Tribal Gaming Authority and Mario C. Kontomerkos (filed as Exhibit 10.2 to the October 2015 Form 8-K and incorporated by reference herein).*

10.22
Facility Agreement, dated as of November 18, 2015, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut (only for the limited purposes as to itself set forth therein) and UBS AG, London Branch (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on November 24, 2015 (the “November 2015 Form 8-K”) and incorporated by reference herein).

10.23
Note Purchase Agreement, dated as of November 20, 2015, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut (only for the limited purposes as to itself set forth therein) and the purchaser named therein (filed as Exhibit 10.2 to the November 2015 Form 8-K and incorporated by reference herein).

10.24
Guarantee Agreement, dated as of November 20, 2015, by Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P., Northeast Concessions, L.P., Mohegan Commercial Ventures PA, LLC, Mohegan Basketball Club, LLC, Mohegan Ventures-Northwest, LLC, Mohegan Golf, LLC, Mohegan Ventures Wisconsin, LLC, Wisconsin Tribal Gaming, LLC and MTGA Gaming, LLC (filed as Exhibit 10.3 to the November 2015 Form 8-K and incorporated by reference herein).

10.25	Amended and Restated Employment Agreement, executed October 16, 2015, between the Mohegan Tribal Gaming Authority and Thomas P. Burke (filed herewith).*

12.1	Statement regarding computation of ratio of earnings to fixed charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the 2014 Form S-4 and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS**	XBRL Instance Document (filed herewith).

101.SCH**	XBRL Taxonomy Extension Schema (filed herewith).

101.CAL**	XBRL Taxonomy Calculation Linkbase (filed herewith).

101.DEF**	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB**	XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
 _____________

*	Management contract or compensatory plan or arrangement.

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