Form 10-Q
period 2015-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2016-02-16
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31, 2015	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$222,946	$65,754
Restricted cash	555	1,762
Receivables, net	43,152	53,944
Inventories	16,154	15,546
Prepaid expenses	25,007	9,033
Other current assets	6,378	9,497
Total current assets	314,192	155,536
Non-current assets:
Property and equipment, net	1,340,581	1,352,055
Goodwill	39,459	39,459
Other intangible assets, net	406,579	406,718
Other assets, net	77,987	66,365
Total assets	$2,178,798	$2,020,133
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$24,748	$49,194
Due to Mohegan Tribe	28,500	6,000
Current portion of capital leases	832	824
Trade payables	14,919	15,016
Construction payables	2,841	13,137
Accrued interest payable	22,787	12,055
Other current liabilities	167,435	141,280
Total current liabilities	262,062	237,506
Non-current liabilities:
Long-term debt, net of current portion	1,706,991	1,593,730
Due to Mohegan Tribe, net of current portion	11,420	17,420
Capital leases, net of current portion	1,310	1,521
Other long-term liabilities	2,587	1,915
Total liabilities	1,984,370	1,852,092
Commitments and Contingencies
Capital:
Retained earnings	190,771	169,452
Accumulated other comprehensive loss	(613)	—
Mohegan Tribal Gaming Authority total capital	190,158	169,452
Non-controlling interests	4,270	(1,411)
Total capital	194,428	168,041
Total liabilities and capital	$2,178,798	$2,020,133
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2015	December 31, 2014
Revenues:
Gaming	$292,397	$277,734
Food and beverage	22,017	22,671
Hotel	12,337	12,226
Retail, entertainment and other	30,469	28,299
Gross revenues	357,220	340,930
Less-Promotional allowances	(24,034)	(24,198)
Net revenues	333,186	316,732
Operating costs and expenses:
Gaming	166,993	166,099
Food and beverage	10,324	10,811
Hotel	3,816	3,503
Retail, entertainment and other	9,489	12,244
Advertising, general and administrative	49,376	45,815
Corporate	4,012	7,639
Depreciation and amortization	19,128	20,053
(Gain) loss on disposition of assets	(28)	739
Relinquishment liability reassessment	—	56
Total operating costs and expenses	263,110	266,959
Income from operations	70,076	49,773
Other income (expense):
Accretion of discount to the relinquishment liability	—	(227)
Interest income	2,130	1,834
Interest expense, net of capitalized interest	(34,147)	(36,255)
Loss on early extinguishment of debt	(207)	—
Other expense, net	(402)	(728)
Total other expense	(32,626)	(35,376)
Net income	37,450	14,397
(Income) loss attributable to non-controlling interests	(5,531)	369
Net income attributable to Mohegan Tribal Gaming Authority	$31,919	$14,766
Other comprehensive loss:
Foreign currency translation	(613)	—
Other comprehensive loss	(613)	—
Comprehensive income	$31,306	$14,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Retained Earnings	Accumulated Other Comprehensive Loss	Mohegan Tribal Gaming Authority Total Capital	Non-controlling Interests	Total Capital
Balance, September 30, 2015	$169,452	$—	$169,452	$(1,411)	$168,041
Net income	31,919	—	31,919	5,531	37,450
Foreign currency translation adjustment	—	(613)	(613)	—	(613)
Contributions from members	—	—	—	150	150
Distributions to Mohegan Tribe	(10,600)	—	(10,600)	—	(10,600)
Balance, December 31, 2015	$190,771	$(613)	$190,158	$4,270	$194,428

Balance, September 30, 2014	$125,058	$—	$125,058	$(231)	$124,827
Net income (loss)	14,766	—	14,766	(369)	14,397
Contributions from members	—	—	—	1,075	1,075
Distributions to Mohegan Tribe	(10,000)	—	(10,000)	—	(10,000)
Balance, December 31, 2014	$129,824	$—	$129,824	$475	$130,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended	For the Three Months Ended
	December 31, 2015	December 31, 2014
Cash flows provided by (used in) operating activities:
Net income	$37,450	$14,397
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	19,128	20,053
Relinquishment liability reassessment	—	56
Accretion of discount to the relinquishment liability	—	227
Cash paid for accretion of discount to the relinquishment liability	—	(276)
Loss on early extinguishment of debt	207	—
Payments of discounts	(41)	—
Amortization of debt issuance costs, premiums and discounts	2,244	1,911
Provision (recovery) for losses on receivables	(6,280)	794
(Gain) loss on disposition of assets	(28)	739
Loss from unconsolidated affiliates	393	778
Changes in operating assets and liabilities:
Increase in receivables	(8,745)	(1,047)
Increase in inventories	(608)	(1,267)
Increase in prepaid and other assets	(17,929)	(4,529)
Decrease in trade payables	(49)	(10,780)
Increase in accrued interest	10,732	20,726
Increase in other liabilities	5,509	4,851
Net cash flows provided by operating activities	41,983	46,633
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including decreases in construction payables of $10,296 and $4,776, respectively	(17,843)	(5,760)
Issuance of third-party loans and advances	(2,556)	(336)
Payments received on third-party loans and advances	13,441	38
Increase in restricted cash, net	(777)	(1,784)
Proceeds from asset sales	82	27
Investments in unconsolidated affiliates	(500)	—
Investments in the New England Black Wolves	(250)	(500)
Net cash flows used in investing activities	(8,403)	(8,315)
Cash flows provided by (used in) financing activities:
Senior Secured Credit Facility borrowings - Revolving	231,000	107,000
Senior Secured Credit Facility repayments - Revolving	(194,000)	(103,000)
Senior Secured Credit Facility repayments - Term Loan A	(2,331)	(1,563)
Senior Secured Credit Facility repayments - Term Loan B	(2,025)	(1,825)
Line of Credit borrowings	123,694	113,051
Line of Credit repayments	(123,694)	(110,134)
Proceeds from issuance of Senior Unsecured Notes	100,000	—
New Downs Lodging Credit Facility borrowings - Term Loan	25,000	—
Downs Lodging Credit Facility repayments - Term Loan	(40,516)	—
Borrowings from Mohegan Tribe	22,500	—
Repayments of other long-term debt	(129)	(103)
Principal portion of relinquishment liability payments	—	(6,336)
Distributions to Mohegan Tribe	(10,600)	(10,000)
Payments of financing fees	(4,621)	—
Payments on capital lease obligations	(203)	(329)
Non-controlling interest contributions	150	—
Net cash flows provided by (used in) financing activities	124,225	(13,239)
Net increase in cash and cash equivalents	157,805	25,079
Effect of exchange rate on cash and cash equivalents	(613)	—
Cash and cash equivalents at beginning of period	65,754	49,108
Cash and cash equivalents at end of period	$222,946	$74,187

Supplemental disclosures:
Cash paid during the period for interest	$21,177	$13,193
Non-cash Senior Secured Credit Facility repayments - Term Loan A and Term Loan B	$30,196	$—
Non-cash repayments - Mohegan Tribe	$6,000	$—

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
As of December 31, 2015, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Lacrosse, LLC (“Mohegan Lacrosse”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”), MTGA Gaming, LLC (“MTGA Gaming”), Downs Lodging, LLC ("Downs Lodging") and Mohegan Gaming Advisors, LLC ("Mohegan Gaming Advisors").
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
Mohegan Ventures-NW and a subsidiary of the Tribe hold 49.15% and 10.85% membership interests in Salishan-Mohegan, LLC (“Salishan-Mohegan”), respectively. Salishan-Mohegan was formed with an unrelated third-party to participate in the development and management of a proposed casino to be owned by the federally-recognized Cowlitz Indian Tribe (the “Cowlitz Tribe”) and to be located on the Cowlitz reservation in Clark County, Washington (the “Cowlitz Project”). Salishan-Mohegan holds a 100% membership interest in Salishan-Mohegan Two, LLC, which was formed to acquire certain property related to the Cowlitz Project.
MVW holds a 100% membership interest in Wisconsin Tribal Gaming, LLC (“WTG”), which was formed to participate in the development of a proposed casino to be owned by the federally-recognized Menominee Indian Tribe of Wisconsin (the “Menominee Tribe”) and to be located in Kenosha, Wisconsin (the “Menominee Project”).
MTGA Gaming holds a 100% membership interest in Mohegan Gaming & Hospitality, LLC (“MG&H”). MG&H holds a 100% membership interest in Mohegan Resorts, LLC (“Mohegan Resorts”). Mohegan Resorts holds a 100% membership interest in Mohegan Resorts Mass, LLC, which was formed to pursue potential gaming opportunities in the Commonwealth of Massachusetts.
Downs Lodging was formed to develop, finance and build Project Sunlight, a hotel and convention center located at Mohegan Sun Pocono.
Mohegan Gaming Advisors was formed to pursue gaming opportunities outside the State of Connecticut, including management contracts and consulting agreements for casino and entertainment properties. Mohegan Gaming Advisors holds 100%

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

membership interests in MGA Holding NJ, LLC ("MGA Holding NJ") and MGA Gaming NJ, LLC (collectively, the "Mohegan NJ Entities"). The Mohegan NJ Entities were formed to pursue management contracts and consulting agreements in the State of New Jersey. MGA Holding NJ holds a 10% ownership interest in Resorts Casino Hotel in Atlantic City and its associated gaming activities, including on-line gaming in the State of New Jersey.
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

NOTE 2—BASIS OF PRESENTATION:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments, including normal recurring accruals and adjustments, necessary for a fair statement of the Authority's operating results for the interim period, have been included. In addition, certain amounts in the accompanying 2015 condensed consolidated financial statements and supplemental condensed consolidating financial statements have been reclassified to conform to the 2016 presentation.
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, the Authority's operating results for the three months ended December 31, 2015 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.
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
Receivables from affiliates, which are included in receivables, net, and other assets, net, in the accompanying condensed consolidated balance sheets, consist of reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project (refer to Note 6) and WTG on behalf of the Menominee Tribe for the Menominee Project.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The Salishan-Mohegan receivables are payable upon: (1) the related property being taken into trust by the United States Department of the Interior and (2) the receipt of necessary financing for the development of the proposed casino. The Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Authority's estimate of the probability that the receivables will be collected. The Authority assesses the reserve for doubtful collection of the Salishan-Mohegan receivables for adequacy on a quarterly basis. In March 2015, the Cowlitz Project site was taken into trust by the United States Department of the Interior for the benefit of the Cowlitz Tribe. In addition, on December 4, 2015, the Cowlitz Tribal Gaming Authority (the “CTGA”) closed on its financing for the Cowlitz Project. The financing provided funding for construction of the Cowlitz Project and a partial repayment of the Salishan-Mohegan receivables. In connection with this transaction, the Authority reduced the reserve for doubtful collection of the Salishan-Mohegan receivables. Future developments in the construction and opening of the proposed casino or other matters affecting the Cowlitz Project could affect the collectability of the Salishan-Mohegan receivables and the related reserve. The WTG receivables, which were fully reserved, were written-off following the expiration of a release and reimbursement agreement on December 31, 2015.
Receivables from others, which are primarily included in other assets, net, in the accompanying condensed consolidated balance sheets, consist of funds loaned to a third-party in connection with the Cowlitz Project and a loan to a tenant of Mohegan Sun.
The following table presents a reconciliation of long-term receivables, including current portions, and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Others	Total
Balance, September 30, 2015 (1)	$100,527	$1,811	$102,338
Additions:
Advances and other loans, including interest receivable	1,810	513	2,323
Development fees	4,459	—	4,459
Deductions:
Payments (2)	(19,400)	(41)	(19,441)
Adjustments (3)	(9,793)	—	(9,793)
Balance, December 31, 2015 (1)	$77,603	$2,283	$79,886
__________

(1)	Includes interest receivable of $43.7 million and $43.4 million as of December 31, 2015 and September 30, 2015, respectively.

(2)	Payments of receivables from affiliates represent a partial repayment of the Salishan-Mohegan receivables.

(3)	Adjustments represent the write-off of the WTG receivables.

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Others	Total
Balance, September 30, 2015	$31,028	$42	$31,070
Additions:
Charges to bad debt expense	709	—	709
Deductions:
Adjustments (1)	(17,108)	(3)	(17,111)
Balance, December 31, 2015	$14,629	$39	$14,668
__________.

(1)	Adjustments to reserves for doubtful collection of receivables from affiliates include $7.3 million related to the Salishan-Mohegan receivables and $9.8 million related to the WTG receivables.
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
The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes and certain credit facilities approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	December 31, 2015
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$58,000	$55,626
Senior Secured Credit Facility - Term Loan A	$104,346	$103,316
Senior Secured Credit Facility - Term Loan B	$768,666	$763,561
2013 9 3/4% Senior Unsecured Notes	$577,985	$595,969
2015 Senior Unsecured Notes	$97,348	$94,625
2012 11% Senior Subordinated Notes	$99,029	$100,941
The estimated fair values of the Authority's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about December 31, 2015.
Additional Cash Flow Information
On December 31, 2015, the debt service provider for the Authority’s Senior Secured Credit Facilities made required principal payments to the lenders of the Authority’s Term Loan A Facility and Term Loan B Facility totaling $30.2 million. As of December 31, 2015, the Authority reflected this transaction as a reduction to current portion of long-term debt and a corresponding increase to other current liabilities. On the following banking day, the debt service provider withdrew the $30.2 million from the Authority’s bank account, resulting in a reduction to the Authority’s cash and cash equivalents and other current liabilities. Accordingly, the Authority classified the payments made by the debt service provider to the lenders of the Authority’s Term Loan A Facility and Term Loan B Facility as non-cash financing outflows and the related amounts owed to the debt service provider as non-cash financing inflows in the accompanying condensed consolidated statement of cash flows.
In addition, in connection with the financing for the Cowlitz Project, the Cowlitz Tribe repaid $6.0 million of principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note on behalf of Salishan-Mohegan. Accordingly, the Authority classified this payment as a non-cash financing outflow with a corresponding non-cash investing inflow for the related reduction to the Salishan-Mohegan receivables in the accompanying condensed consolidated statement of cash flows.
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
NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	December 31, 2015	September 30, 2015
Senior Secured Credit Facility - Revolving, due June 2018	$58,000	$21,000
Senior Secured Credit Facility - Term Loan A, due June 2018, net of discount and debt issuance costs of $1,892 and $2,106 as of December 31, 2015 and September 30, 2015, respectively	104,346	109,613
Senior Secured Credit Facility - Term Loan B, due June 2018, net of discount and debt issuance costs of $13,615 and $14,918 as of December 31, 2015 and September 30, 2015, respectively	768,666	792,078
2013 9 3/4% Senior Unsecured Notes, due September 2021, net of premium and debt issuance costs of $7,015 and $7,333 as of December 31, 2015 and September 30, 2015, respectively	577,985	577,667
2015 Senior Unsecured Notes, due December 2017, net of debt issuance costs of $2,652 as of December 31, 2015	97,348	—
2012 11 % Senior Subordinated Notes, due September 2018, net of discount and debt issuance costs of $1,161 and $1,251 as of December 31, 2015 and September 30, 2015, respectively	99,029	98,939
Downs Lodging Credit Facility, due July 2016, net of debt issuance costs of $254 as of September 30, 2015	—	40,262
New Downs Lodging Credit Facility, due November 2019, net of debt issuance costs of $1,621 as of December 31, 2015	23,379	—
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2017	10,000	16,000
2013 Mohegan Tribe Promissory Note, due December 2018	7,420	7,420
2015 Mohegan Tribe Promissory Note, due April 2016	22,500	—
Other	2,986	3,365
Long-term debt, excluding capital leases	1,771,659	1,666,344
Less: current portion of long-term debt	(53,248)	(55,194)
Long-term debt, net of current portion	$1,718,411	$1,611,150

Maturities of long-term debt are as follows, excluding unamortized debt issuance costs, premiums and discounts (in thousands, including current maturities):

Less than 1 year	$53,248
1-3 years	1,144,493
3-5 years	16,278
More than 5 years	585,596
Total	$1,799,615
Senior Secured Credit Facilities
In November 2013, the Authority entered into a loan agreement among the Authority, the Tribe, the Guarantors as defined below, RBS Citizens, N.A., as Administrative and Collateral Agent and the other lenders and financial institutions party thereto, providing for $955.0 million in aggregate principal amount of senior secured credit facilities (the “Senior Secured Credit Facilities”), comprised of a $100.0 million senior secured revolving credit facility (the “Revolving Facility”), a $125.0 million senior secured term loan A facility (the “Term Loan A Facility”) and a $730.0 million senior secured term loan B facility (the “Term Loan B Facility"). The Senior Secured Credit Facilities mature on June 15, 2018, subject to extension based on the satisfaction of certain conditions to November 19, 2018 (in the case of the Revolving Facility and the Term Loan A Facility) and November 19, 2019

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(in the case of the Term Loan B Facility).
In August 2015, the Authority entered into an increase joinder and amendment agreement among the Authority, the Tribe, the Guarantors as defined below, Citizens Bank, N.A., as Administrative Agent, and the lenders party thereto, amending the Senior Secured Credit Facilities. Pursuant to the amendment, the Authority borrowed $90.0 million of increase term B loans on the same terms as the existing term B loans under the Term Loan B Facility. The net proceeds from this transaction were used to redeem outstanding 2012 Senior Subordinated Notes (further discussed below).
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
As of December 31, 2015, amounts outstanding under the Revolving Facility, Term Loan A Facility and Term Loan B Facility totaled $58.0 million, $106.2 million and $782.3 million, respectively. As of December 31, 2015, letters of credit issued under the Revolving Facility totaled $3.0 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Revolving Facility, the Authority had approximately $39.0 million of borrowing capacity under its Revolving Facility and Line of Credit as of December 31, 2015.
Borrowings under the Senior Secured Credit Facilities accrue interest as follows: (i) for base rate loans under the Revolving Facility and Term Loan A Facility, at a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 basis points and (c) the one-month LIBOR rate plus 100 basis points (the highest of (a), (b) and (c), the “base rate”), plus a leverage-based margin of 250 to 350 basis points; (ii) for Eurodollar rate loans under the Revolving Facility and Term Loan A Facility, at the applicable LIBOR rate plus a leverage-based margin of 350 to 450 basis points; (iii) for base rate loans under the Term Loan B Facility, at the base rate (subject to a 2.0% floor) plus 350 basis points; and (iv) for Eurodollar rate loans under the Term Loan B Facility, at the applicable LIBOR rate (subject to a 1.0% floor) plus 450 basis points. The Authority is also required to pay a leverage-based commitment fee of between 37.5 and 50 basis points for unused commitments under the Revolving Facility. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans of three months or less is payable at the end of each applicable interest period and for Eurodollar rate loans of more than three months, interest is payable at intervals of three months duration after the beginning of such interest period.
As of December 31, 2015, interest on the $58.0 million outstanding under the Revolving Facility was based on a base rate of 3.50% plus 300 basis points. The commitment fee was 0.50% as of December 31, 2015. As of December 31, 2015, interest on the $106.2 million outstanding under the Term Loan A Facility was based on a Eurodollar rate of 0.42% plus 400 basis points. As of December 31, 2015, interest on the $782.3 million outstanding under the Term Loan B Facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points. As of December 31, 2015, the effective interest rates for amounts outstanding under the Term Loan A Facility and Term Loan B Facility, after taking into account discounts and debt issuance costs, were 5.30% and 6.24%, respectively. As of December 31, 2015 and September 30, 2015, accrued interest, including commitment fees, on the Senior Secured Credit Facilities was $176,000 and $195,000, respectively.
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
As of December 31, 2015, the Authority and the Tribe were in compliance with all respective covenant requirements under the Senior Secured Credit Facilities.

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
Senior Unsecured Notes
2013 9 3/4% Senior Unsecured Notes
In August 2013, the Authority issued $500.0 million Senior Unsecured Notes with fixed interest payable at a rate of 9.75% per annum (the “Initial 2013 Senior Unsecured Notes”). In August 2015, the Authority issued an additional $85.0 million of senior unsecured notes under the Initial 2013 Senior Unsecured Notes indenture (the “Additional 2013 Senior Unsecured Notes” and, together with the Initial 2013 Senior Unsecured Notes, the “2013 Senior Unsecured Notes”). Subsequent to this transaction, an aggregate principal amount of $585.0 million 2013 Senior Unsecured Notes is outstanding. As of December 31, 2015, the effective interest rate for the 2013 Senior Unsecured Notes, after taking into account premiums, discounts and debt issuance costs, was 10.03%. The net proceeds from the Additional 2013 Senior Unsecured Notes were used to redeem outstanding 2012 Senior Subordinated Notes (further discussed below).
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
As of December 31, 2015 and September 30, 2015, accrued interest on the 2013 Senior Unsecured Notes was $19.0 million and $4.8 million, respectively.
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
The 2013 Senior Unsecured Notes indenture contains certain covenants that, subject to certain significant exceptions, limit, among other things, the Authority’s and Guarantors’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or transfer and sell assets. The 2013 Senior Unsecured Notes indenture also includes customary events of default, including, but not limited to, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay certain other

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

indebtedness, the occurrence of which is caused by a failure to pay principal, premium or interest or results in the acceleration of such indebtedness, certain events of bankruptcy and insolvency and certain judgment defaults.
Registration Rights Agreement
In August 2015, the Authority and the Guarantors of the Additional 2013 Senior Unsecured Notes entered into a registration rights agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc., as representatives of the several initial purchasers of the Additional 2013 Senior Unsecured Notes. Upon the terms and subject to the conditions of this agreement, the Authority agreed to offer to exchange the Additional 2013 Senior Unsecured Notes, pursuant to a registration statement effective within 270 days of issuance, for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended (the "Exchange Offer"). Under certain circumstances set forth in the registration rights agreement, the Authority may also be obligated to file a shelf registration statement with respect to the Additional 2013 Senior Unsecured Notes. On February 9, 2016, the Authority commenced the Exchange Offer.
Facility Agreement for Senior Unsecured Notes
On November 18, 2015, the Authority entered into an agreement (the “Facility Agreement”) by and among the Authority, the Tribe and UBS AG, London Branch (“UBS”). Pursuant to the Facility Agreement, the Authority may issue, from time to time, to UBS or its designee, senior unsecured notes in an aggregate principal amount of up to $200.0 million, in varying amounts and with varying borrowing dates, maturities and interest rates, as agreed with UBS or its designee.
On November 20, 2015, pursuant to the Facility Agreement, the Authority entered into a note purchase agreement (the “Note Purchase Agreement”) by and among the Authority, the Tribe and the purchaser named therein (the “Purchaser”). In accordance with the Note Purchase Agreement, the Authority issued floating rate senior notes in an aggregate principal amount of $100.0 million (the “2015 Senior Unsecured Notes”) to the Purchaser in a private offering that closed on November 20, 2015. The net proceeds from the 2015 Senior Unsecured Notes were used to pursue new development opportunities and for general corporate purposes. The 2015 Senior Unsecured Notes are senior unsecured obligations. Pursuant to a guarantee agreement dated November 20, 2015, certain of the Authority's subsidiaries, which are the same Guarantors that guarantee the Authority's Senior Secured Credit Facilities and other senior unsecured and senior subordinated notes, have guaranteed the 2015 Senior Unsecured Notes. The 2015 Senior Unsecured Notes mature on December 15, 2017. The 2015 Senior Unsecured Notes accrue interest at an annual rate equal to the LIBOR rate plus 4.45%, payable quarterly. As of December 31, 2015, interest on the 2015 Senior Unsecured Notes was based on a LIBOR rate of 0.51% plus 4.45%. As of December 31, 2015, the effective interest rate for the 2015 Senior Unsecured Notes, after taking into account debt issuance costs, was 6.39%. As of December 31, 2015, prepaid interest on the 2015 Senior Unsecured Notes was $1.0 million.
The Authority may redeem the 2015 Senior Unsecured Notes at any time, in whole or in part, at a price equal to 100% of the principal amount redeemed plus accrued interest to the date of redemption, customary breakage costs, a “make-whole amount,” and, if redeemed within one year of the date of issuance, a premium of 0.25%. If the Authority experiences specific kinds of change of control events, undertakes certain types of asset sales or experiences certain swap-related credit determinations, it will be required to make an offer to purchase the 2015 Senior Unsecured Notes at purchase prices set forth in the Note Purchase Agreement. In addition, if any gaming regulatory authority requires a holder of the 2015 Senior Unsecured Notes to be licensed, qualified or found suitable under applicable gaming laws, and such holder does not obtain such license, qualification or finding of suitability within a specified time, the Authority can call for redemption of the 2015 Senior Unsecured Notes held by such holder.
The 2015 Senior Unsecured Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
The 2015 Senior Unsecured Notes are uncollateralized general obligations of the Authority and are effectively subordinated to all of the Authority’s and the Guarantors’ and future guarantor subsidiaries’ senior secured indebtedness, including the Senior Secured Credit Facilities, to the extent of the value of the collateral securing such indebtedness. The 2015 Senior Unsecured Notes are also effectively subordinated to any indebtedness and other liabilities (including trade payables) of the Authority’s subsidiaries that do not guarantee the 2015 Senior Unsecured Notes. The 2015 Senior Unsecured Notes rank equally in right of payment with the Authority’s other unsecured, unsubordinated indebtedness, including trade payables. The 2015 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.
The Note Purchase Agreement contains certain covenants that, subject to certain significant exceptions, limit, among other things, the Authority’s and the Guarantors’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or transfer

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

and sell assets. The Note Purchase Agreement also includes customary events of default, including, but not limited to, failure to make required payments, failure to comply with certain agreements or covenants, certain cross-defaults, certain events of bankruptcy and insolvency and certain judgment defaults.
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
In August 2013, the Authority repurchased an aggregate principal amount of $69.0 million 2012 Senior Subordinated Notes. In September 2015, the Authority redeemed an additional aggregate principal amount of $175.0 million of 2012 Senior Subordinated Notes. An aggregate principal amount of approximately $100.2 million 2012 Senior Subordinated Notes remains outstanding as of December 31, 2015. As of December 31, 2015, the effective interest rate for the 2012 Senior Subordinated Notes, after taking into account discounts and debt issuance costs, was 11.50%. As of December 31, 2015 and September 30, 2015, accrued interest on the 2012 Senior Subordinated Notes was $3.2 million and $490,000, respectively.
The 2012 Senior Subordinated Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

The 2012 Senior Subordinated Notes are uncollateralized general obligations of the Authority and are subordinated to borrowings under the Senior Secured Credit Facilities and the 2013 and 2015 Senior Unsecured Notes. The 2012 Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors.
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
As of December 31, 2015, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures and other debt agreements.
The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and the Authority's liquidity and covenant requirement restrictions, among other factors.
Line of Credit
In November 2013, the Authority entered into a $16.5 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. As of December 31, 2015, no amount was drawn on the Line of Credit. Borrowings under the Line of Credit are uncollateralized general obligations of the Authority. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facilities. As of December 31, 2015, the Authority was in compliance with all covenant requirements under the Line of Credit. As of December 31, 2015 and September 30, 2015, accrued interest on the Line of Credit was $17,000 and $23,000, respectively.
Downs Lodging Credit Facility
In July 2012, Downs Lodging, a single purpose entity and wholly-owned subsidiary of the Authority, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender (the “Downs Lodging Credit Facility”). The proceeds from the Downs Lodging Credit Facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun Pocono. The Downs Lodging Credit Facility accrued interest at an annual rate of 13.0%.

In July 2015, Downs Lodging prepaid approximately $4.5 million of the Downs Lodging Credit Facility, plus accrued interest and fees. On November 25, 2015, Downs Lodging repaid the remaining $40.5 million outstanding under the Downs Lodging Credit Facility, plus accrued interest and fees, with proceeds from a new credit agreement providing for a $25.0 million term loan from a third-party lender (the “New Downs Lodging Credit Facility”) and a cash payment of the remaining amount, and terminated the prior Downs Lodging Credit Facility.
The New Downs Lodging Credit Facility matures in November 2019, subject to earlier maturity in the event that 5.0% or more of the Authority’s total funded indebtedness matures prior to that date, in which case the New Downs Lodging Credit Facility matures six months prior to such date. Principal outstanding under the New Downs Lodging Credit Facility amortizes in equal monthly amounts of approximately $260,000 commencing January 1, 2016, with the remaining balance due at maturity. The New Downs Lodging Credit Facility accrues interest as follows: (i) for base rate loans, at a base rate equal to the greater of (a) the prime rate and (b) the federal funds rate plus 50 basis points (the greater of (a) and (b), the “base rate”), plus 250 basis points and (ii) for Eurodollar rate loans, at the applicable LIBOR rate plus 350 basis points. Interest on base rate loans is payable monthly. Interest on Eurodollar rate loans is payable at the end of each applicable interest period.
As of December 31, 2015, interest on the $25.0 million outstanding under the New Downs Lodging Credit Facility was based on a Eurodollar rate of 0.25% plus 350 basis points. As of December 31, 2015, the effective interest rate for the New Downs Lodging Credit Facility, after taking into account debt issuance costs, was 6.24%. As of December 31, 2015, accrued interest on the New Downs Lodging Credit Facility was $96,000. As of September 30, 2015, accrued interest, including deferred interest and exit fee, on the prior Downs Lodging Credit Facility was $5.3 million.
The New Downs Lodging Credit Facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The New Downs Lodging Credit Facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. Additionally, the New Downs Lodging Credit Facility includes a financial maintenance covenant pertaining to minimum debt service coverage. As of December 31, 2015, Downs Lodging was in compliance with all covenant requirements under the New Downs Lodging Credit Facility.
2012 Mohegan Tribe Minor's Trust Promissory Note
In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan (the “2012 Mohegan Tribe Minor's Trust Promissory Note”). The 2012 Mohegan Tribe Minor's Trust Promissory Note was amended in June 2014 to extend the maturity date to March 31, 2017. The 2012 Mohegan Tribe Minor's Trust Promissory Note accrued interest at an annual rate of 10.0%, payable as follows: (i) quarterly, commencing June 30, 2012 through March 31, 2014, (ii) on July 1, 2014 on the unpaid balance for the period April 1, 2014 through June 30, 2014, (iii) $800,000 per quarter, commencing September 30, 2015 through March 31, 2016 and (iv) quarterly, thereafter on the unpaid balance. In addition, principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note amortized as follows: (i) $500,000 per quarter, commencing December 31, 2012 through March 31, 2014, (ii) $500,000 on July 1, 2014 and September 30, 2015, (iii) $1.5 million per quarter, commencing December 31, 2015 through September 30, 2016 and (iv) $10.0 million at maturity.
The 2012 Mohegan Tribe Minor’s Trust Promissory Note was further amended on December 4, 2015, pursuant to which the interest rate was adjusted to an annual rate of 12.5% and accrued interest was adjusted to be payable quarterly, commencing March 31, 2016. In addition, as amended, principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note amortizes in equal quarterly amounts of $1.5 million, commencing March 31, 2016 through December 31, 2016, with the remaining principal amount due at maturity.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

On December 4, 2015, the Cowlitz Tribe repaid $6.0 million of principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note on behalf of Salishan-Mohegan. An aggregate principal amount of $10.0 million of the 2012 Mohegan Tribe Minor’s Trust Promissory Note remains outstanding as of December 31, 2015. As of December 31, 2015 and September 30, 2015, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $98,000 and $1.3 million, respectively.
2013 Mohegan Tribe Promissory Note
In March 2013, MG&H purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a $7.4 million promissory note (the “2013 Mohegan Tribe Promissory Note”). The 2013 Mohegan Tribe Promissory Note matures on December 31, 2018. The 2013 Mohegan Tribe Promissory Note accrues interest at an annual rate of 4.0%, payable quarterly. As of December 31, 2015 and September 30, 2015, accrued interest on the 2013 Mohegan Tribe Promissory Note was $1,000.
2015 Mohegan Tribe Promissory Note
On November 16, 2015, the Tribe made a $22.5 million loan to Mohegan Gaming Advisors (the “2015 Mohegan Tribe Promissory Note”). The 2015 Mohegan Tribe Promissory Note matures on April 15, 2016. The 2015 Mohegan Tribe Promissory Note accrues interest at an annual rate of 5.0% and required a principal payment of $8.5 million, plus accrued interest, on January 15, 2016, with the remaining principal amount, plus accrued interest, due at maturity. The $8.5 million principal payment, plus accrued interest, was paid on January 15, 2016 with cash on hand. As of December 31, 2015, accrued interest on the 2015 Mohegan Tribe Promissory Note was $142,000.

NOTE 4—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $10.6 million and $10.0 million for the three months ended December 31, 2015 and 2014, respectively.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services totaling $7.5 million and $7.1 million for the three months ended December 31, 2015 and 2014, respectively. As of December 31, 2015, prepaid governmental and administrative services totaled $14.1 million. As of September 30, 2015, there were no prepaid governmental and administrative services.
The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $3.8 million and $4.3 million for the three months ended December 31, 2015 and 2014, respectively.
The Authority incurred interest expense associated with borrowings from the Mohegan Tribe totaling $599,000 and $535,000 for the three months ended December 31, 2015 and 2014, respectively.
The Authority leases the land on which Mohegan Sun is located from the Tribe under a long-term lease agreement. In February 2015, the Authority entered into a fourth amendment to the land lease pursuant to which it released from the land lease an approximately 1.2-acre site to be used by the Tribe to finance, develop and own, through the Mohegan Tribal Finance Authority ("MTFA"), a 400-room hotel and related improvements. In connection with this transaction, the Authority entered into a sublease agreement with MTFA to sublease the site and the completed hotel and related improvements for the purpose of operating the hotel on a triple net basis for a term of 28 years and 4 months, commencing upon the completion of the project. Rental payments under the sublease agreement will also commence upon the completion of the project. Completion and opening of the project is anticipated to occur in the fall of 2016. The Authority classified the sublease as an operating lease for financial reporting purposes in accordance with authoritative guidance issued by the FASB pertaining to the accounting for leases.

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
The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $35.8 million and $36.5 million for the three months ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and September 30, 2015, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $11.8 million and $11.9 million, respectively.
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

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $30.4 million and $29.2 million for the three months ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and September 30, 2015, outstanding Pennsylvania Slot Machine Tax payments totaled $6.7 million and $4.7 million, respectively.
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
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.6 million for each of the three months ended December 31, 2015 and 2014. As of December 31, 2015 and September 30, 2015, outstanding Pennsylvania Table Game Tax payments totaled $229,000 and $148,000, respectively.
Pennsylvania Regulatory Fee
Slot machine licensees in the Commonwealth of Pennsylvania are required to reimburse state gaming regulatory agencies for various administrative and operating expenses (“Pennsylvania Regulatory Fee”) at a rate of 1.5% of gross revenues from slot machines and table games.
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $1.2 million and $1.1 million for the three months ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and September 30, 2015, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $115,000 and $70,000, respectively.
Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which are also to be repaid by slot machine licensees

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 12 of the 14 authorized gaming facilities have commenced operations. As of December 31, 2015, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee.
The Authority reflected expenses associated with this repayment schedule totaling $157,000 for each of the three months ended December 31, 2015 and 2014.
Horsemen’s Agreement
Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2016. As of December 31, 2015 and September 30, 2015, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $5.7 million and $7.4 million, respectively.
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

The Authority reflected payments associated with the Priority Distribution Agreement totaling $10.0 million and $4.9 million for the three months ended December 31, 2015 and 2014, respectively.
Litigation
The Authority is a defendant in various litigation matters resulting from its normal course of business. In management's opinion, the aggregate liability, if any, arising from such litigations will not have a material impact on the Authority's financial position, results of operations or cash flows.

NOTE 6—COWLITZ PROJECT:
In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time.
Under the terms of the development agreement, Salishan-Mohegan assists in securing financing, as well as administration and oversight of the planning, designing, development, construction and furnishing of the proposed casino. The development agreement provides for development fees of 3% of total project costs, as defined under the development agreement. Under the terms of Salishan-Mohegan's operating agreement, development fees are distributed to Mohegan Ventures-NW. In 2006, pursuant to the development agreement, Salishan-Mohegan purchased an approximately 152-acre site for the proposed casino.
In addition, certain receivables contributed to Salishan-Mohegan and amounts advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe are reimbursable to Salishan-Mohegan by the Cowlitz Tribe, subject to appropriate approvals defined under the development agreement. Reimbursements are contingent upon: (1) the related property being taken into trust by the United States Department of the Interior and (2) the receipt of necessary financing for the development of the proposed casino.
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
In March 2013, litigation commenced challenging the decision of the Assistant Secretary—Indian Affairs of the Department of the Interior to take the Cowlitz Project site into trust. In December 2014, the U.S. District Court for the District of Columbia granted summary judgment in favor of the defendants in the case, thereby upholding the Record of Decision to take the site into trust. The matter was subsequently appealed and such appeal remains pending before the Court of Appeals for the District of Columbia Circuit. The Authority can provide no assurance as to the outcome of the appeal or any future litigation.
In March 2015, the Cowlitz Project site was taken into trust by the United States Department of the Interior for the benefit of the Cowlitz Tribe. In connection with this event, the Cowlitz Tribe leased a substantial portion of the Cowlitz Project site back to Salishan-Mohegan for a nominal rental fee.
Construction of the Cowlitz Project commenced in September 2015 and is anticipated to be completed in late spring of 2017. The Authority can provide no assurance that remaining permits or approvals related to construction and opening or other remaining steps and conditions for the Cowlitz Project site to be approved for gaming will be satisfied.
On December 4, 2015, the CTGA closed on its financing for the Cowlitz Project. The financing provided funding for construction of the Cowlitz Project and a partial repayment of the Salishan-Mohegan receivables. In connection with this transaction, Salishan-Mohegan was repaid $19.4 million of the Salishan-Mohegan receivables, a portion of which was used to repay certain outstanding debt of Salishan-Mohegan. Under the terms of the development agreement, the remaining outstanding Salishan-Mohegan receivables are to be repaid in equal monthly installments over a seven-year period commencing the first month following the opening of the Cowlitz Project. The remaining outstanding Salishan-Mohegan receivables accrue interest at an annual rate equal to 1.0% above the Cowlitz Project financing rate, or 12.5%. Pursuant to the development agreement, repayment of the remaining Salishan-Mohegan receivables may accelerate depending on the level of available cash at the end of each fiscal year, subject to certain conditions as set forth in the development agreement, including conditions of the Cowlitz financing. Also in connection with the Cowlitz financing, Salishan-Mohegan assigned the lease for the Cowlitz Project site to CTGA.
The Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Authority's estimate of the probability that the receivables will be collected. The Authority assesses the reserve for doubtful collection of the Salishan-Mohegan receivables for adequacy on a quarterly basis. Following the Cowlitz financing, the Authority reduced the reserve for doubtful collection of the Salishan-Mohegan receivables. Future developments in the construction and opening of the proposed casino or other matters affecting the Cowlitz Project could affect the collectability of the Salishan-Mohegan receivables and the related reserve. As of December 31, 2015 and September 30, 2015, the Salishan-Mohegan receivables, including accrued interest, totaled $73.1 million and $90.7 million, respectively. As of December 31, 2015 and September 30, 2015, related reserves for doubtful collection totaled $14.6 million and $21.2 million, respectively. The Salishan-Mohegan receivables were included in receivables, net, and other assets, net, in the accompanying condensed consolidated balance sheets.
The Authority earned $4.5 million in development fees for the three months ended December 31, 2015.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 7—SEGMENT REPORTING:
As of December 31, 2015, the Authority owns and operates, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise and the Mohegan Sun Golf Club, and has partnered with an unrelated third-party to own and operate the New England Black Wolves franchise (collectively, the “Connecticut Facilities”), and the Pennsylvania Facilities. Substantially all of the Authority's revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Authority has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities. The Authority's operations related to investments in unconsolidated affiliates and certain other Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.

	For the Three Months Ended
(in thousands)	December 31, 2015	December 31, 2014
Net revenues:
Mohegan Sun	$255,083	$245,778
Mohegan Sun Pocono	73,024	70,396
Corporate and other	6,352	1,831
Inter-segment revenues	(1,273)	(1,273)
Total	$333,186	$316,732
Income (loss) from operations:
Mohegan Sun	$59,054	$47,418
Mohegan Sun Pocono	9,006	8,479
Corporate and other	2,016	(6,124)
Total	70,076	49,773
Accretion of discount to the relinquishment liability	—	(227)
Interest income	2,130	1,834
Interest expense, net of capitalized interest	(34,147)	(36,255)
Loss on early extinguishment of debt	(207)	—
Other expense, net	(402)	(728)
Net income	37,450	14,397
(Income) loss attributable to non-controlling interests	(5,531)	369
Net income attributable to Mohegan Tribal Gaming Authority	$31,919	$14,766
Other comprehensive loss:
Foreign currency translation	(613)	—
Other comprehensive loss	(613)	—
Comprehensive income	$31,306	$14,766

	For the Three Months Ended
(in thousands)	December 31, 2015	December 31, 2014
Capital expenditures incurred:
Mohegan Sun	$6,086	$352
Mohegan Sun Pocono	1,374	613
Corporate and other	87	19
Total	$7,547	$984

(in thousands)	December 31, 2015	September 30, 2015
Total assets:
Mohegan Sun	$1,377,135	$1,332,458
Mohegan Sun Pocono	551,426	555,449
Corporate and other	250,237	132,226
Total	$2,178,798	$2,020,133

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 8—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:
As of December 31, 2015, substantially all of the Authority's outstanding debt is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. Separate financial statements and other disclosures concerning the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 7 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor subsidiaries and entities as of December 31, 2015 and September 30, 2015 and for the three months ended December 31, 2015 and 2014 is as follows (in thousands):

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$149,446	$21,566	$51,934	$—	$222,946
Restricted cash	15	540	—	—	555
Receivables, net	36,208	2,866	5,934	(1,856)	43,152
Inventories	15,011	1,143	—	—	16,154
Prepaid expenses	22,720	2,247	40	—	25,007
Other current assets	6,335	43	—	—	6,378
Total current assets	229,735	28,405	57,908	(1,856)	314,192
Non-current assets:
Property and equipment, net	1,089,265	212,877	38,439	—	1,340,581
Goodwill	—	39,459	—	—	39,459
Other intangible assets, net	120,251	284,345	1,983	—	406,579
Other assets, net	10,067	28,900	68,304	(29,284)	77,987
Inter-company receivables	268,625	87,738	—	(356,363)	—
Investment in subsidiaries	356,561	—	—	(356,561)	—
Total assets	$2,074,504	$681,724	$166,634	$(744,064)	$2,178,798
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$21,179	$—	$3,569	$—	$24,748
Due to Mohegan Tribe	—	—	28,500	—	28,500
Current portion of capital leases	832	49	—	(49)	832
Trade payables	12,303	2,576	40	—	14,919
Construction payables	2,348	493	—	—	2,841
Accrued interest payable	22,450	—	337	—	22,787
Other current liabilities	135,284	31,687	2,271	(1,807)	167,435
Total current liabilities	194,396	34,805	34,717	(1,856)	262,062
Non-current liabilities:
Long-term debt, net of current portion	1,686,512	—	20,479	—	1,706,991
Due to Mohegan Tribe, net of current portion	—	—	11,420	—	11,420
Capital leases, net of current portion	1,310	5,757	—	(5,757)	1,310
Other long-term liabilities	1,812	775	23,340	(23,340)	2,587
Inter-company payables	—	259,010	97,353	(356,363)	—
Accumulated losses in excess of investment in subsidiaries	—	36,484	—	(36,484)	—
Total liabilities	1,884,030	336,831	187,309	(423,800)	1,984,370
Capital:
Retained earnings	191,087	344,893	(20,206)	(325,003)	190,771
Accumulated other comprehensive loss	(613)	—	(613)	613	(613)
Mohegan Tribal Gaming Authority total capital	190,474	344,893	(20,819)	(324,390)	190,158
Non-controlling interests	—	—	144	4,126	4,270
Total capital	190,474	344,893	(20,675)	(320,264)	194,428
Total liabilities and capital	$2,074,504	$681,724	$166,634	$(744,064)	$2,178,798
___________
(1)   Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	September 30, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$42,093	$22,167	$1,494	$—	$65,754
Restricted cash	62	1,661	39	—	1,762
Receivables, net	29,134	3,585	22,871	(1,646)	53,944
Inventories	14,401	1,145	—	—	15,546
Prepaid expenses	6,123	2,877	33	—	9,033
Other current assets	9,446	51	—	—	9,497
Total current assets	101,259	31,486	24,437	(1,646)	155,536
Non-current assets:
Property and equipment, net	1,098,588	214,778	38,689	—	1,352,055
Goodwill	—	39,459	—	—	39,459
Other intangible assets, net	120,281	284,418	2,019	—	406,718
Other assets, net	10,711	4,017	57,597	(5,960)	66,365
Inter-company receivables	254,348	94,033	—	(348,381)	—
Investment in subsidiaries	328,462	—	—	(328,462)	—
Total assets	$1,913,649	$668,191	$122,742	$(684,449)	$2,020,133
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$46,248	$—	$2,946	$—	$49,194
Due to Mohegan Tribe	—	—	6,000	—	6,000
Current portion of capital leases	824	48	—	(48)	824
Trade payables	12,365	2,564	87	—	15,016
Construction payables	11,149	1,888	100	—	13,137
Accrued interest payable	5,461	—	6,594	—	12,055
Other current liabilities	108,911	29,699	4,268	(1,598)	141,280
Total current liabilities	184,958	34,199	19,995	(1,646)	237,506
Non-current liabilities:
Long-term debt, net of current portion	1,555,487	—	38,243	—	1,593,730
Due to Mohegan Tribe, net of current portion	—	—	17,420	—	17,420
Capital leases, net of current portion	1,521	5,770	—	(5,770)	1,521
Other long-term liabilities	1,915	—	—	—	1,915
Inter-company payables	—	246,380	102,001	(348,381)	—
Accumulated losses in excess of investment in subsidiaries	—	40,873	—	(40,873)	—
Total liabilities	1,743,881	327,222	177,659	(396,670)	1,852,092
Capital:
Retained earnings	169,768	340,969	(55,157)	(286,128)	169,452
Mohegan Tribal Gaming Authority total capital	169,768	340,969	(55,157)	(286,128)	169,452
Non-controlling interests	—	—	240	(1,651)	(1,411)
Total capital	169,768	340,969	(54,917)	(287,779)	168,041
Total liabilities and capital	$1,913,649	$668,191	$122,742	$(684,449)	$2,020,133
___________
(1)   Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended December 31, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$224,570	$67,827	$—	$—	$292,397
Food and beverage	14,903	7,114	—	—	22,017
Hotel	10,981	1,356	—	—	12,337
Retail, entertainment and other	23,211	2,377	6,154	(1,273)	30,469
Gross revenues	273,665	78,674	6,154	(1,273)	357,220
Less-Promotional allowances	(18,650)	(5,378)	(2)	(4)	(24,034)
Net revenues	255,015	73,296	6,152	(1,277)	333,186
Operating costs and expenses:
Gaming	117,743	49,250	—	—	166,993
Food and beverage	8,468	1,856	—	—	10,324
Hotel	3,635	1,394	—	(1,213)	3,816
Retail, entertainment and other	8,184	891	418	(4)	9,489
Advertising, general and administrative	40,659	8,954	(2,888)	2,651	49,376
Corporate	6,723	—	—	(2,711)	4,012
Depreciation and amortization	15,467	3,375	286	—	19,128
(Gain) loss on disposition of assets	(39)	11	—	—	(28)
Total operating costs and expenses	200,840	65,731	(2,184)	(1,277)	263,110
Income from operations	54,175	7,565	8,336	—	70,076
Other income (expense):
Interest income	11	2,190	2,232	(2,303)	2,130
Interest expense, net of capitalized interest	(22,508)	(10,248)	(3,694)	2,303	(34,147)
Loss on early extinguishment of debt	—	—	(207)	—	(207)
Income (loss) on interests in subsidiaries	(369)	4,389	—	(4,020)	—
Other income (expense), net	(3)	181	(580)	—	(402)
Total other expense	(22,869)	(3,488)	(2,249)	(4,020)	(32,626)
Net income	31,306	4,077	6,087	(4,020)	37,450
(Income) loss attributable to non-controlling interests	—	—	246	(5,777)	(5,531)
Net income attributable to Mohegan Tribal Gaming Authority	$31,306	$4,077	$6,333	$(9,797)	$31,919
Other comprehensive loss:
Foreign currency translation	—	—	(613)	—	(613)
Other comprehensive loss	—	—	(613)	—	(613)
Comprehensive income	$31,306	$4,077	$5,720	$(9,797)	$31,306
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net income	$31,306	$4,077	$6,087	$(4,020)	$37,450
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	15,467	3,375	286	—	19,128
Loss on early extinguishment of debt	—	—	207	—	207
Payments of discounts	(41)	—	—	—	(41)
Amortization of debt issuance costs, premiums and discounts	2,144	—	100	—	2,244
Provision (recovery) for losses on receivables	331	(5)	(6,606)	—	(6,280)
(Gain) loss on disposition of assets	(39)	11	—	—	(28)
(Gain) loss from unconsolidated affiliates	(6)	—	399	—	393
Inter-company transactions	(9,895)	3,553	2,319	4,023	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(7,216)	724	(2,462)	209	(8,745)
(Increase) decrease in inventories	(610)	2	—	—	(608)
Increase in other assets	(13,227)	(23,748)	(4,291)	23,337	(17,929)
Increase (decrease) in trade payables	(62)	12	1	—	(49)
Increase (decrease) in accrued interest	16,989	—	(6,257)	—	10,732
Increase in other liabilities	759	4,388	23,911	(23,549)	5,509
Net cash flows provided by (used in) operating activities	35,900	(7,611)	13,694	—	41,983
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including change in construction payables	(14,939)	(2,804)	(100)	—	(17,843)
Issuance of third-party loans and advances	—	(500)	(2,056)	—	(2,556)
Payments received on third-party loans and advances	41	—	13,400	—	13,441
Increase in restricted cash, net	(21)	(504)	(252)	—	(777)
Proceeds from asset sales	82	—	—	—	82
Investments in unconsolidated affiliates	—	—	(500)	—	(500)
Investments in the New England Black Wolves	—	—	(250)	—	(250)
Inter-company transactions	(32,481)	8,473	12	23,996	—
Net cash flows provided by (used in) investing activities	(47,318)	4,665	10,254	23,996	(8,403)
Cash flows provided by (used in) financing activities:
Senior Secured Credit Facility borrowings - Revolving	231,000	—	—	—	231,000
Senior Secured Credit Facility repayments - Revolving	(194,000)	—	—	—	(194,000)
Senior Secured Credit Facility repayments - Term Loan A	(2,331)	—	—	—	(2,331)
Senior Secured Credit Facility repayments - Term Loan B	(2,025)	—	—	—	(2,025)
Line of Credit borrowings	123,694	—	—	—	123,694
Line of Credit repayments	(123,694)	—	—	—	(123,694)
Proceeds from issuance of Senior Unsecured Notes	100,000	—	—	—	100,000
New Downs Lodging Credit Facility borrowings - Term Loan	—	—	25,000	—	25,000
Downs Lodging Credit Facility repayments - Term Loan	—	—	(40,516)	—	(40,516)
Borrowings from Mohegan Tribe	—	—	22,500	—	22,500
Repayments of other long-term debt	(122)	—	(7)	—	(129)
Distributions to Mohegan Tribe	(10,600)	—	—	—	(10,600)
Payments of financing fees	(2,948)	—	(1,673)	—	(4,621)
Payments on capital lease obligations	(203)	(12)	—	12	(203)
Non-controlling interest contributions	—	—	150	—	150

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Inter-company transactions	—	2,357	21,651	(24,008)	—
Net cash flows provided by financing activities	118,771	2,345	27,105	(23,996)	124,225
Net increase (decrease) in cash and cash equivalents	107,353	(601)	51,053	—	157,805
Effect of exchange rate on cash and cash equivalents	—	—	(613)	—	(613)
Cash and cash equivalents at beginning of period	42,093	22,167	1,494	—	65,754
Cash and cash equivalents at end of period	$149,446	$21,566	$51,934	$—	$222,946
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Three Months Ended December 31, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net income (loss)	$14,766	$(4,493)	$(5,511)	$9,635	$14,397
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	16,281	3,527	245	—	20,053
Relinquishment liability reassessment	56	—	—	—	56
Accretion of discount to the relinquishment liability	227	—	—	—	227
Cash paid for accretion of discount to the relinquishment liability	(276)	—	—	—	(276)
Amortization of debt issuance costs and discounts	1,831	—	80	—	1,911
Provision for losses on receivables	48	2	744	—	794
Loss on disposition of assets	737	2	—	—	739
Loss from unconsolidated affiliates	86	—	692	—	778
Inter-company transactions	(3,586)	11,719	1,499	(9,632)	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,337)	543	(487)	234	(1,047)
Increase in inventories	(1,095)	(172)	—	—	(1,267)
Increase in other assets	(2,942)	(28)	(1,531)	(28)	(4,529)
Increase (decrease) in trade payables	(6,888)	(4,026)	134	—	(10,780)
Increase in accrued interest	19,893	—	833	—	20,726
Increase (decrease) in other liabilities	4,659	4,078	(3,677)	(209)	4,851
Net cash flows provided by (used in) operating activities	42,460	11,152	(6,979)	—	46,633
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including change in construction payables	(4,179)	(1,334)	(247)	—	(5,760)
Issuance of third-party loans and advances	—	—	(336)	—	(336)
Payments received on third-party loans	38	—	—	—	38
Increase in restricted cash, net	(36)	(1,748)	—	—	(1,784)
Proceeds from asset sales	27	—	—	—	27
Investments in the New England Black Wolves	—	—	(500)	—	(500)
Inter-company transactions	(5,287)	(7,236)	19	12,504	—
Net cash flows used in investing activities	(9,437)	(10,318)	(1,064)	12,504	(8,315)
Cash flows provided by (used in) financing activities:
Senior Secured Credit Facility borrowings - Revolving	107,000	—	—	—	107,000
Senior Secured Credit Facility repayments - Revolving	(103,000)	—	—	—	(103,000)
Senior Secured Credit Facility repayments - Term Loan A	(1,563)	—	—	—	(1,563)
Senior Secured Credit Facility repayments - Term Loan B	(1,825)	—	—	—	(1,825)
Line of Credit borrowings	113,051	—	—	—	113,051
Line of Credit repayments	(110,134)	—	—	—	(110,134)
Repayments of other long-term debt	(63)	—	(40)	—	(103)
Principal portion of relinquishment liability payments	(6,336)	—	—	—	(6,336)
Distributions to Mohegan Tribe	(10,000)	—	—	—	(10,000)
Payments on capital lease obligations	(329)	(19)	—	19	(329)
Inter-company transactions	—	3,838	8,685	(12,523)	—
Net cash flows provided by (used in) financing activities	(13,199)	3,819	8,645	(12,504)	(13,239)
Net increase (decrease) in cash and cash equivalents	19,824	4,653	602	—	25,079
Cash and cash equivalents at beginning of period	33,939	14,767	402	—	49,108
Cash and cash equivalents at end of period	$53,763	$19,420	$1,004	$—	$74,187
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

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
Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.
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
Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:
Casino of the Earth
As of December 31, 2015, Casino of the Earth offered:

•	approximately 180,000 square feet of gaming space;

•	approximately 2,605 slot machines and 135 table games, including blackjack, roulette and craps;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

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

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars;

•	COMIX, an approximately 415-seat comedy club and craft beer bar operated by a third-party; and

•	the Wolf Den, an approximately 10,000-square-foot, 275-seat lounge featuring live entertainment seven days a week.
Casino of the Sky
As of December 31, 2015, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,025 slot machines and 110 table games, including blackjack, roulette and craps;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, a 24-hour coffee shop and three lounges and bars, all operated by us, as well as Sticks & Stones, a fondue-style dipping grill, four additional full-service restaurants, four quick-service restaurants and a multi-station food court operated by third-parties, for a total restaurant seating of approximately 2,215;

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
As of December 31, 2015, Casino of the Wind offered:

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
Mohegan Sun Pocono currently operates in an approximately 400,000-square-foot facility, which includes the following as of December 31, 2015:

•	approximately 90,000 square feet of gaming space;

•	approximately 2,330 slot machines, 75 table games, including blackjack, roulette and craps, and an 18-table poker room;

•	live harness racing and simulcast and off-track wagering;

•	a 238-room hotel, including a spa and fitness center;

•	approximately 20,000 square feet of convention space;

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

Market and Competition from Other Gaming Operations
Our gaming operation at Mohegan Sun is one of only two current gaming operations in southern New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in the State of Connecticut, Foxwoods Resort Casino, or Foxwoods, owned by the Mashantucket Pequot Tribe and located approximately 10 miles from Mohegan Sun. We also face competition from gaming facilities in the states of Rhode Island, New York and New Jersey. In addition, we face competition in and from the Northeastern Pennsylvania gaming market. Please refer to “Part I. Item 1. Business-Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and our other reports and filings with the SEC for further details regarding current and potential competition from other gaming operations.
Explanation of Key Financial Statement Captions
There has been no material change from the explanation of key financial statement captions previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Results of Operations
Summary Operating Results
As of December 31, 2015, we own and operate, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise and the Mohegan Sun Golf Club, and have partnered with an unrelated third-party to own and operate the New England Black Wolves franchise, or collectively, the Connecticut facilities, and the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania facilities. Our operations related to investments in unconsolidated affiliates and certain other Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended December 31,
	2015	2014	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$255,083	$245,778	$9,305	3.8%
Mohegan Sun Pocono	73,024	70,396	2,628	3.7%
Corporate and other	6,352	1,831	4,521	246.9%
Inter-segment revenues	(1,273)	(1,273)	—	—
Total	$333,186	$316,732	$16,454	5.2%
Income (loss) from operations:
Mohegan Sun	$59,054	$47,418	$11,636	24.5%
Mohegan Sun Pocono	9,006	8,479	527	6.2%
Corporate and other	2,016	(6,124)	8,140	N.M.
Total	$70,076	$49,773	$20,303	40.8%
Net income attributable to Mohegan Tribal Gaming Authority	$31,919	$14,766	$17,153	116.2%
Operating margin:
Mohegan Sun	23.2%	19.3%	3.9%	20.2%
Mohegan Sun Pocono	12.3%	12.0%	0.3%	2.5%
Total	21.0%	15.7%	5.3%	33.8%
_________
N.M. - Not meaningful.

The most significant factors and trends that we believe impacted our operating and financial performance were as follows:

•	higher gaming revenues at both Mohegan Sun and Mohegan Sun Pocono;

•	higher Corporate revenues, combined with lower Corporate expenses;

•	various strategic operational and marketing and promotional changes designed to lower operating costs and expenses, enhance operating efficiency and improve profitability;

•	competitive gaming markets; and

•	lower interest expense.
Net revenues for the three months ended December 31, 2015 compared to the same period in the prior year increased primarily as a result of higher gaming revenues at both Mohegan Sun and Mohegan Sun Pocono, combined with increased Corporate revenues.
Income from operations for the three months ended December 31, 2015 compared to the same period in the prior year increased primarily due to the growth in net revenues, combined with lower Corporate expenses.
Net income attributable to the Authority for the three months ended December 31, 2015 compared to the same period in the prior year increased primarily as a result of the growth in income from operations.
Mohegan Sun
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2015	2014	Variance	Percentage Variance
Gaming	$224,570	$212,543	$12,027	5.7%
Food and beverage	14,994	15,890	(896)	(5.6)%
Hotel	10,981	10,989	(8)	(0.1)%
Retail, entertainment and other	23,172	25,558	(2,386)	(9.3)%
Gross revenues	273,717	264,980	8,737	3.3%
Less-Promotional allowances	18,634	19,202	(568)	(3.0)%
Net revenues	$255,083	$245,778	$9,305	3.8%
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended December 31,
	2015	2014
Gaming	82.0%	80.2%
Food and beverage	5.5%	6.0%
Hotel	4.0%	4.1%
Retail, entertainment and other	8.5%	9.7%
Total	100.0%	100.0%

Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2015	2014	Variance	Percentage Variance
Food and beverage	$5,857	$6,620	$(763)	(11.5)%
Hotel	3,380	3,464	(84)	(2.4)%
Retail, entertainment and other	9,397	9,118	279	3.1%
Total	$18,634	$19,202	$(568)	(3.0)%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended December 31,
	2015	2014	Variance	Percentage Variance
Food and beverage	$5,403	$6,240	$(837)	(13.4)%
Hotel	1,594	1,554	40	2.6%
Retail, entertainment and other	8,894	8,617	277	3.2%
Total	$15,891	$16,411	$(520)	(3.2)%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2015	2014	Variance	Percentage Variance
Slots:
Handle	$1,765,802	$1,757,195	$8,607	0.5%
Gross revenues	$142,947	$145,972	$(3,025)	(2.1)%
Net revenues	$138,402	$140,335	$(1,933)	(1.4)%
Free promotional slot plays (1)	$14,760	$13,771	$989	7.2%
Weighted average number of machines (in units)	5,146	5,355	(209)	(3.9)%
Hold percentage (gross)	8.1%	8.3%	(0.2)%	(2.4)%
Win per unit per day (gross) (in dollars)	$302	$296	$6	2.0%
Table games:
Drop	$464,860	$454,132	$10,728	2.4%
Revenues	$82,820	$68,599	$14,221	20.7%
Weighted average number of games (in units)	267	284	(17)	(6.0)%
Hold percentage (2)	17.8%	15.1%	2.7%	17.9%
Win per unit per day (in dollars)	$3,370	$2,624	$746	28.4%
Poker:
Revenues	$2,417	$2,646	$(229)	(8.7)%
Weighted average number of tables (in units)	42	42	—	—
Revenue per unit per day (in dollars)	$625	$685	$(60)	(8.8)%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months ended December 31, 2015 compared to the same period in the prior year increased as a result of higher table game revenues which benefited from both higher drop and hold percentage, driven in part by greater efforts directed at the high-end table game segment. These results were partially offset by a slight decline in slot revenues.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2015	2014	Variance	Percentage Variance
Meals served	651	735	(84)	(11.4)%
Average price per meal served (in dollars)	$16.54	$15.84	$0.70	4.4%

Food and beverage revenues for the three months ended December 31, 2015 compared to the same period in the prior year declined primarily due to the decrease in meals served. The decrease in meals served primarily reflected the replacement of a Mohegan Sun-owned food and beverage outlet with a third-party operator.

The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2015	2014	Variance	Percentage Variance
Rooms occupied	106	106	—	—
Occupancy rate	98.2%	98.0%	0.2%	0.2%
Average daily room rate (in dollars)	$96	$97	$(1)	(1.0)%
Revenue per available room (in dollars)	$94	$96	$(2)	(2.1)%

Hotel revenues for the three months ended December 31, 2015 compared to the same period in the prior year were relatively flat.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2015	2014	Variance	Percentage Variance
Arena events (in events)	26	26	—	—
Arena tickets	150	164	(14)	(8.5)%
Average price per arena ticket (in dollars)	$49.95	$56.84	$(6.89)	(12.1)%

Retail, entertainment and other revenues for the three months ended December 31, 2015 compared to the same period in the prior year decreased primarily due to lower entertainment revenues resulting from a reduction in the number of headliner shows held at the Mohegan Sun Arena and lower gasoline revenues driven by a decline in the average price per gallon of gasoline.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2015	2014	Variance	Percentage Variance
Gaming	$117,743	$118,427	$(684)	(0.6)%
Food and beverage	8,533	8,790	(257)	(2.9)%
Hotel	3,635	3,418	217	6.3%
Retail, entertainment and other	9,077	11,702	(2,625)	(22.4)%
Advertising, general and administrative	41,245	38,616	2,629	6.8%
Depreciation and amortization	15,835	16,614	(779)	(4.7)%
(Gain) loss on disposition of assets	(39)	737	(776)	N.M.
Relinquishment liability reassessment	—	56	(56)	(100.0)%
Total	$196,029	$198,360	$(2,331)	(1.2)%
_________
N.M. - Not meaningful.

Gaming costs and expenses for the three months ended December 31, 2015 compared to the same period in the prior year declined primarily as a result of reduced payroll costs and lower combined slot win and free promotional slot play contribution expenses commensurate with the decline in slot revenues. The decline in gaming costs and expenses also reflected lower costs related to Momentum Dollar redemptions at Mohegan Sun-owned outlets. These results were partially offset by increased promotional expenses related to the high-end table game segment and higher costs related to coupon redemptions at third-party outlets. Expenses associated with the combined slot win and free promotional slot play contributions totaled $35.8 million and $36.5 million for the three months ended December 31, 2015 and 2014, respectively. Gaming costs and expenses as a percentage of gaming revenues were 52.4% and 55.7% for the three months ended December 31, 2015 and 2014, respectively.
Food and beverage costs and expenses for the three months ended December 31, 2015 compared to the same period in the prior year declined primarily due to lower payroll costs and cost of goods sold, partially offset by lower amounts of food and beverage complimentaries related costs being allocated to gaming costs and expenses. These results were driven by the replacement of a Mohegan Sun-owned food and beverage outlet with a third-party operator.

Hotel costs and expenses for the three months ended December 31, 2015 compared to the same period in the prior year increased primarily as a result of additional expenditures driven by new initiatives directed at our group business.
Retail, entertainment and other costs and expenses for the three months ended December 31, 2015 compared to the same period in the prior year decreased primarily due to lower direct entertainment costs resulting from the reduction in the number of headliner shows held at the Mohegan Sun Arena and lower gasoline cost of goods sold commensurate with the decline in gasoline revenues.
Advertising, general and administrative costs and expenses for the three months ended December 31, 2015 compared to the same period in the prior year increased primarily as a result of higher payroll and insurance costs.
Mohegan Sun Pocono
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2015	2014	Variance	Percentage Variance
Gaming	$67,827	$65,191	$2,636	4.0%
Food and beverage	7,023	6,781	242	3.6%
Hotel	1,356	1,237	119	9.6%
Retail, entertainment and other	2,195	2,172	23	1.1%
Gross revenues	78,401	75,381	3,020	4.0%
Less-Promotional allowances	5,377	4,985	392	7.9%
Net revenues	$73,024	$70,396	$2,628	3.7%
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended December 31,
	2015	2014
Gaming	86.5%	86.5%
Food and beverage	9.0%	9.0%
Hotel	1.7%	1.6%
Retail, entertainment and other	2.8%	2.9%
Total	100.0%	100.0%
Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2015	2014	Variance	Percentage Variance
Food and beverage	$4,318	$3,882	$436	11.2%
Hotel	455	446	9	2.0%
Retail, entertainment and other	604	657	(53)	(8.1)%
Total	$5,377	$4,985	$392	7.9%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended December 31,
	2015	2014	Variance	Percentage Variance
Food and beverage	$2,841	$2,690	$151	5.6%
Hotel	698	729	(31)	(4.3)%
Retail, entertainment and other	602	586	16	2.7%
Total	$4,141	$4,005	$136	3.4%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2015	2014	Variance	Percentage Variance
Slots:
Handle	$666,840	$624,062	$42,778	6.9%
Gross revenues	$54,554	$51,946	$2,608	5.0%
Net revenues	$54,460	$51,796	$2,664	5.1%
Free promotional slot plays (1)	$11,659	$10,855	$804	7.4%
Weighted average number of machines (in units)	2,329	2,331	(2)	(0.1)%
Hold percentage (gross)	8.2%	8.3%	(0.1)%	(1.2)%
Win per unit per day (gross) (in dollars)	$254	$241	$13	5.4%
Table games:
Drop	$55,969	$58,838	$(2,869)	(4.9)%
Revenues	$10,509	$10,392	$117	1.1%
Weighted average number of games (in units)	73	72	1	1.4%
Hold percentage (2)	18.8%	17.7%	1.1%	6.2%
Win per unit per day (in dollars)	$1,566	$1,566	—	—
Poker:
Revenues	$725	$764	$(39)	(5.1)%
Weighted average number of tables (in units)	18	18	—	—
Revenue per unit per day (in dollars)	$438	$461	$(23)	(5.0)%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months ended December 31, 2015 compared to the same period in the prior year increased primarily as a result of higher slot revenues which benefited from increased volumes. We believe the growth in slot volumes reflected strong patron response to our promotional offers and favorable weather conditions.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2015	2014	Variance	Percentage Variance
Meals served	158	165	(7)	(4.2)%
Average price per meal served (in dollars)	$19.78	$18.55	$1.23	6.6%
Food and beverage revenues for the three months ended December 31, 2015 compared to the same period in the prior year increased primarily due to higher complimentary beverage revenues driven by changes in our promotional offers.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2015	2014	Variance	Percentage Variance
Rooms occupied	21	20	1	5.0%
Occupancy rate	96.0%	92.2%	3.8%	4.1%
Average daily room rate (in dollars)	$60	$58	$2	3.4%
Revenue per available room (in dollars)	$58	$53	$5	9.4%

Hotel revenues for the three months ended December 31, 2015 compared to the same period in the prior year increased primarily due to higher hotel occupancy by casino and transient guests.
Retail, entertainment and other revenues for the three months ended December 31, 2015 compared to the same period in the prior year were relatively flat.

Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2015	2014	Variance	Percentage Variance
Gaming	$49,250	$47,672	$1,578	3.3%
Food and beverage	1,791	2,021	(230)	(11.4)%
Hotel	1,394	1,298	96	7.4%
Retail, entertainment and other	412	542	(130)	(24.0)%
Advertising, general and administrative	8,131	7,199	932	12.9%
Depreciation and amortization	3,029	3,183	(154)	(4.8)%
Loss on disposition of assets	11	2	9	N.M.
Total	$64,018	$61,917	$2,101	3.4%
_________
N.M. - Not meaningful.
Gaming costs and expenses for the three months ended December 31, 2015 compared to the same period in the prior year increased primarily as a result of higher Pennsylvania slot machine tax expenses commensurate with the increase in slot revenues. Expenses associated with the Pennsylvania slot machine tax totaled $30.4 million and $29.2 million for the three months ended December 31, 2015 and 2014, respectively. Expenses associated with the Pennsylvania table game tax totaled $1.6 million for each of the three months ended December 31, 2015 and 2014. Gaming costs and expenses as a percentage of gaming revenues were 72.6% and 73.1% for the three months ended December 31, 2015 and 2014, respectively.
Food and beverage costs and expenses for the three months ended December 31, 2015 compared to the same period in the prior year decreased primarily due to higher amounts of food and beverage complimentaries related costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the three months ended December 31, 2015 compared to the same period in the prior year increased primarily as a result of higher payroll costs, combined with lower amounts of hotel complimentaries related costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the three months ended December 31, 2015 compared to the same period in the prior year declined primarily due to lower entertainment costs driven by a reduction in the number of shows held at our 1,500-seat entertainment venue.
Advertising, general and administrative costs and expenses for the three months ended December 31, 2015 compared to the same period in the prior year increased primarily as a result of higher payroll and advertising costs.
Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2015	2014	Variance	Percentage Variance
Gross revenues	$6,375	$1,842	$4,533	246.1%
Less-Promotional allowances	23	11	12	109.1%
Net revenues	$6,352	$1,831	$4,521	246.9%

Expenses	$4,072	$7,699	$(3,627)	(47.1)%
Depreciation and amortization	264	256	8	3.1%
Total expenses	$4,336	$7,955	$(3,619)	(45.5)%

Corporate and other revenues for the three months ended December 31, 2015 compared to the same period in the prior year increased primarily as a result of development fees earned in connection with our development arrangement with the Cowlitz Tribe for the Cowlitz Project.
Corporate and other expenses for the three months ended December 31, 2015 compared to the same period in the prior year declined primarily due to a reduction in the reserve against reimbursable costs and expenses advanced by us to the Cowlitz

Project following the Cowlitz Tribe’s closing of its financing for the Cowlitz Project on December 4, 2015. These results were partially offset by additional costs and expenses related to our pursuit of a casino license in South Korea and higher payroll costs.
Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2015	2014	Variance	Percentage Variance
Accretion of discount to the relinquishment liability (1)	$—	$(227)	$227	100.0%
Interest income (2)	2,130	1,834	296	16.1%
Interest expense, net of capitalized interest	(34,147)	(36,255)	2,108	5.8%
Loss on early extinguishment of debt (3)	(207)	—	(207)	(100.0)%
Other expense, net (4)	(402)	(728)	326	44.8%
Total other expense	$(32,626)	$(35,376)	$2,750	7.8%
_________

(1)	Represented accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Primarily represented interest earned on long-term receivables.

(3)	Represented financing fees expensed in connection with the refinancing of the prior Downs Lodging Credit Facility.

(4)	Primarily represented loss from unconsolidated affiliates.
Interest expense for the three months ended December 31, 2015 compared to the same period in the prior year declined as a result of lower weighted average interest rate. Weighted average interest rate was 7.8% for the three months ended December 31, 2015 compared to 8.3% for the three months ended December 31, 2014. Weighted average outstanding debt was $1.75 billion for each of the three months ended December 31, 2015 and 2014.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, our operating results for the three months ended December 31, 2015 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2015	2014	Variance	Percentage Variance
Net cash provided by operating activities	$41,983	$46,633	$(4,650)	(10.0)%
Net cash used in investing activities	(8,403)	(8,315)	(88)	(1.1)%
Net cash provided by (used in) financing activities	124,225	(13,239)	137,464	N.M.
Net increase in cash and cash equivalents	$157,805	$25,079	$132,726	529.2%
_________
N.M. - Not meaningful.
As of December 31, 2015 and September 30, 2015, we held cash and cash equivalents of $222.9 million and $65.8 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, amortization of debt issuance costs, premiums and discounts and provisions and recoveries for losses on receivables.
The decrease in cash provided by operating activities for the three months ended December 31, 2015 compared to the same period in the prior year primarily resulted from higher working capital requirements, partially offset by increased net income after factoring in non-cash items.
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
The slight increase in cash used in investing activities for the three months ended December 31, 2015 compared to the same period in the prior year was primarily due to increased capital expenditures and higher reimbursable costs and expenses advanced by us to the Cowlitz Project. These results were partially offset by a partial repayment of reimbursable costs and expenses advanced by us to the Cowlitz Project following the Cowlitz Tribe’s closing of its financing for the Cowlitz Project on December 4, 2015. The increase in cash provided by financing activities for the three months ended December 31, 2015 compared to the same period in the prior year was primarily driven by increased borrowings to pursue new development opportunities and for general corporate purposes.
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
In August 2015, we entered into an increase joinder and amendment agreement among us, the Tribe, the guarantors as defined below, Citizens Bank, N.A., as administrative agent, and the lenders party thereto, amending the senior secured credit facilities. Pursuant to the amendment, we borrowed $90.0 million of increase term B loans on the same terms as the existing term B loans under the term loan B facility. The net proceeds from this transaction were used to redeem outstanding 2012 senior subordinated notes (further discussed below).
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
As of December 31, 2015, amounts outstanding under the revolving facility, term loan A facility and term loan B facility totaled $58.0 million, $106.2 million and $782.3 million, respectively. As of December 31, 2015, letters of credit issued under the revolving facility totaled $3.0 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, we had approximately $39.0 million of borrowing capacity under the revolving facility and line of credit as of December 31, 2015.
Borrowings under the senior secured credit facilities accrue interest as follows: (i) for base rate loans under the revolving facility and term loan A facility, at a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 basis points and (c) the one-month LIBOR rate plus 100 basis points (the highest of (a), (b) and (c), the “base rate”), plus a leverage-based margin of 250 to 350 basis points; (ii) for Eurodollar rate loans under the revolving facility and term loan A facility, at the applicable LIBOR rate plus a leverage-based margin of 350 to 450 basis points; (iii) for base rate loans under the term loan B facility, at the base rate (subject to a 2.0% floor) plus 350 basis points; and (iv) for Eurodollar rate loans under the term loan B facility, at the applicable LIBOR rate (subject to a 1.0% floor) plus 450 basis points. We are also required to pay a leverage-based commitment fee of between 37.5 and 50 basis points for unused commitments under the revolving facility. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans of three months or less is payable at the end of each applicable interest period and for Eurodollar rate loans of more than three months, interest is payable at intervals of three months duration after the beginning of such interest period.

As of December 31, 2015, interest on the $58.0 million outstanding under the revolving facility was based on a base rate of 3.50% plus 300 basis points. The commitment fee was 0.50% as of December 31, 2015. As of December 31, 2015, interest on the $106.2 million outstanding under the term loan A facility was based on a Eurodollar rate of 0.42% plus 400 basis points. As of December 31, 2015, interest on the $782.3 million outstanding under the term loan B facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points. As of December 31, 2015, the effective interest rates for amounts outstanding under the term loan A facility and term loan B facility, after taking into account discounts and debt issuance costs, were 5.30% and 6.24%, respectively.
Our obligations under the senior secured credit facilities are fully and unconditionally guaranteed, jointly and severally, by Mohegan Commercial Ventures-PA, LLC, Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P., Northeast Concessions, L.P., Mohegan Basketball Club, LLC, Mohegan Golf, LLC, Mohegan Ventures-NW, LLC, Mohegan Ventures Wisconsin, LLC, Wisconsin Tribal Gaming, LLC and MTGA Gaming, LLC, or collectively, the guarantors. The senior secured credit facilities are collateralized by a first priority lien on substantially all of our property and assets and those of the guarantors (other than MBC), including the assets that comprise Mohegan Sun Pocono and a leasehold mortgage on the land and improvements that comprise Mohegan Sun (we and the guarantors, other than MBC, are collectively referred to herein as the grantors). The grantors are also required to pledge additional assets as collateral for the senior secured credit facilities as they and future guarantor subsidiaries acquire them.
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

Fiscal Quarters Ending:
December 31, 2015 and thereafter	6.00:1.00
Maximum secured leverage ratio covenant, or ratio of secured debt to annualized EBITDA, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
December 31, 2015 through June 30, 2016	3.25:1.00
September 30, 2016 and thereafter	3.00:1.00
Minimum fixed charge coverage ratio covenant, as defined under the senior secured credit facilities:

Fiscal Quarters Ending:
December 31, 2015 and thereafter	1.05:1.00
As of December 31, 2015, we and the Tribe were in compliance with all respective covenant requirements under the senior secured credit facilities.
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
Senior Unsecured Notes
2013 9 3/4% Senior Unsecured Notes
In August 2013, we issued $500.0 million senior unsecured notes with fixed interest payable at a rate of 9.75% per annum, or the initial 2013 senior unsecured notes. In August 2015, we issued an additional $85.0 million of senior unsecured notes under the initial 2013 senior unsecured notes indenture, or the additional 2013 senior unsecured notes, and, together with the initial 2013 senior unsecured notes, the 2013 senior unsecured notes. Subsequent to this transaction, an aggregate principal amount of $585.0 million 2013 senior unsecured notes is outstanding. As of December 31, 2015, the effective interest rate for the 2013 senior unsecured notes, after taking into account premiums, discounts and debt issuance costs, was 10.03%. The net proceeds from the additional 2013 senior unsecured notes were used to redeem outstanding 2012 senior subordinated notes (further discussed below).
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
The 2013 senior unsecured notes indenture contains certain covenants that, subject to certain significant exceptions, limit, among other things, our and the guarantors’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or transfer and sell assets. The 2013 senior unsecured notes indenture also includes customary events of default, including, but not limited to, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay certain other indebtedness, the occurrence of which is caused by a failure to pay principal, premium or interest or results in the acceleration of such indebtedness, certain events of bankruptcy and insolvency and certain judgment defaults.
Registration Rights Agreement
In August 2015, we and the guarantors of the additional 2013 senior unsecured notes entered into a registration rights agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc., as representatives of the several initial purchasers of the additional 2013 senior unsecured notes. Upon the terms and subject to the conditions of this agreement, we agreed to offer to exchange the additional 2013 senior unsecured notes, pursuant to a registration statement effective within 270 days of issuance, for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended, or the exchange offer. Under certain circumstances set forth in the registration rights agreement, we may also be obligated to file a shelf registration statement with respect to the additional 2013 senior unsecured notes. On February 9, 2016, we commenced the exchange offer.
Facility Agreement for Senior Unsecured Notes
On November 18, 2015, we entered into an agreement, or the facility agreement, by and among us, the Tribe and UBS AG, London Branch, or UBS. Pursuant to the facility agreement, we may issue, from time to time, to UBS or its designee, senior unsecured notes in an aggregate principal amount of up to $200.0 million, in varying amounts and with varying borrowing dates, maturities and interest rates, as agreed with UBS or its designee.
On November 20, 2015, pursuant to the facility agreement, we entered into a note purchase agreement, or the note purchase agreement, by and among us, the Tribe and the purchaser named therein, or the purchaser. In accordance with the note purchase agreement, we issued floating rate senior notes in an aggregate principal amount of $100.0 million, or the 2015 senior unsecured notes, to the purchaser in a private offering that closed on November 20, 2015. The net proceeds from the 2015 senior unsecured notes were used to pursue new development opportunities and for general corporate purposes. The 2015 senior unsecured notes are senior unsecured obligations. Pursuant to a guarantee agreement dated November 20, 2015, certain of our subsidiaries, which are the same guarantors that guarantee our senior secured credit facilities and other senior unsecured and senior subordinated notes, have guaranteed the 2015 senior unsecured notes. The 2015 senior unsecured notes mature on December 15, 2017. The 2015 senior unsecured notes accrue interest at an annual rate equal to the LIBOR rate plus 4.45%, payable quarterly. As of December 31, 2015, interest on the 2015 senior unsecured notes was based on a LIBOR rate of 0.51% plus 4.45%. As of December 31, 2015, the effective interest rate for the 2015 senior unsecured notes, after taking into account debt issuance costs, was 6.39%.
We may redeem the 2015 senior unsecured notes at any time, in whole or in part, at a price equal to 100% of the principal amount redeemed plus accrued interest to the date of redemption, customary breakage costs, a “make-whole amount,” and, if redeemed within one year of the date of issuance, a premium of 0.25%. If we experience specific kinds of change of control events, undertake certain types of asset sales or experience certain swap-related credit determinations, we will be required to make an offer to purchase the 2015 senior unsecured notes at purchase prices set forth in the note purchase agreement. In addition, if any gaming regulatory authority requires a holder of the 2015 senior unsecured notes to be licensed, qualified or found suitable under applicable gaming laws, and such holder does not obtain such license, qualification or finding of suitability within a specified time, we can call for redemption of the 2015 senior unsecured notes held by such holder.

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
The note purchase agreement contains certain covenants that, subject to certain significant exceptions, limit, among other things, our and the guarantors’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or transfer and sell assets. The note purchase agreement also includes customary events of default, including, but not limited to, failure to make required payments, failure to comply with certain agreements or covenants, certain cross-defaults, certain events of bankruptcy and insolvency and certain judgment defaults.
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

In August 2013, we repurchased an aggregate principal amount of $69.0 million 2012 senior subordinated notes. In September 2015, we redeemed an additional aggregate principal amount of $175.0 million of 2012 senior subordinated notes. An aggregate principal amount of approximately $100.2 million 2012 senior subordinated notes remains outstanding as of December 31, 2015. As of December 31, 2015, the effective interest rate for the 2012 senior subordinated notes, after taking into account discounts and debt issuance costs, was 11.50%.

The 2012 senior subordinated notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
The 2012 senior subordinated notes are uncollateralized general obligations and are subordinated to borrowings under the senior secured credit facilities and the 2013 and 2015 senior unsecured notes. The 2012 senior subordinated notes are fully and unconditionally guaranteed, jointly and severally, by the guarantors.
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
As of December 31, 2015, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures and other debt agreements.
We or our affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and our liquidity and covenant requirement restrictions, among other factors.
Line of Credit
In November 2013, we entered into a $16.5 million revolving credit facility with Bank of America, N.A., or the line of credit. The line of credit is coterminous with the senior secured credit facilities. Pursuant to provisions of the senior secured credit facilities, under certain circumstances, the line of credit may be converted into loans under the senior secured credit facilities. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. As of December 31, 2015, no amount was drawn on the line of credit. Borrowings under the line of credit are uncollateralized general obligations. The line of credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the senior secured credit facilities. As of December 31, 2015, we were in compliance with all covenant requirements under the line of credit.
Downs Lodging Credit Facility
In July 2012, Downs Lodging, LLC, or Downs Lodging, a single purpose entity and wholly-owned subsidiary, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender, or the Downs Lodging credit facility. The proceeds from the Downs Lodging credit facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun Pocono. The Downs Lodging credit facility accrued interest at an annual rate of 13.0%.
In July 2015, Downs Lodging prepaid approximately $4.5 million of the Downs Lodging credit facility, plus accrued interest and fees. On November 25, 2015, Downs Lodging repaid the remaining $40.5 million outstanding under the Downs Lodging credit facility, plus accrued interest and fees, with proceeds from a new credit agreement providing for a $25.0 million term loan from a third-party lender, or the new Downs Lodging credit facility, and a cash payment of the remaining amount, and terminated the prior Downs Lodging credit facility.
The new Downs Lodging credit facility matures in November 2019, subject to earlier maturity in the event that 5.0% or more of our total funded indebtedness matures prior to that date, in which case the new Downs Lodging credit facility matures six months prior to such date. Principal outstanding under the new Downs Lodging credit facility amortizes in equal monthly amounts of approximately $260,000 commencing January 1, 2016, with the remaining balance due at maturity. The new Downs Lodging credit facility accrues interest as follows: (i) for base rate loans, at a base rate equal to the greater of (a) the prime rate and (b) the federal funds rate plus 50 basis points (the greater of (a) and (b), the “base rate”), plus 250 basis points and (ii) for Eurodollar rate loans, at the applicable LIBOR rate plus 350 basis points. Interest on base rate loans is payable monthly. Interest on Eurodollar rate loans is payable at the end of each applicable interest period.
As of December 31, 2015, interest on the $25.0 million outstanding under the new Downs Lodging credit facility was based on a Eurodollar rate of 0.25% plus 350 basis points. As of December 31, 2015, the effective interest rate for the new Downs Lodging credit facility, after taking into account debt issuance costs, was 6.24%.
The new Downs Lodging credit facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The new Downs Lodging credit facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. Additionally, the new Downs Lodging credit facility includes a financial maintenance covenant pertaining to minimum debt service coverage. As of December 31, 2015, Downs Lodging was in compliance with all covenant requirements under the new Downs Lodging credit facility.
2012 Mohegan Tribe Minor's Trust Promissory Note
In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan, LLC, or Salishan-Mohegan, referred to herein as the 2012 Mohegan Tribe Minor's Trust promissory note. The 2012 Mohegan Tribe Minor's Trust promissory note was amended in June 2014 to extend the maturity date to March 31, 2017. The 2012 Mohegan Tribe Minor's Trust promissory note accrued interest at an annual rate of 10.0%, payable as follows: (i) quarterly, commencing June 30, 2012 through March 31, 2014, (ii) on July 1, 2014 on the unpaid balance for the period April 1, 2014 through June 30, 2014, (iii) $800,000 per quarter, commencing September 30, 2015 through March 31, 2016 and (iv) quarterly, thereafter on the unpaid balance. In addition, principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note amortized as follows: (i) $500,000 per quarter, commencing December 31, 2012 through March 31, 2014, (ii) $500,000 on July 1, 2014 and September 30, 2015, (iii) $1.5 million per quarter, commencing December 31, 2015 through September 30, 2016 and (iv) $10.0 million at maturity.

The 2012 Mohegan Tribe Minor’s Trust promissory note was further amended on December 4, 2015, pursuant to which the interest rate was adjusted to an annual rate of 12.5% and accrued interest was adjusted to be payable quarterly, commencing March 31, 2016. In addition, as amended, principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note amortizes in equal quarterly amounts of $1.5 million, commencing March 31, 2016 through December 31, 2016, with the remaining principal amount due at maturity.

On December 4, 2015, the Cowlitz Tribe repaid $6.0 million of principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note on behalf of Salishan-Mohegan. An aggregate principal amount of $10.0 million of the 2012 Mohegan Tribe Minor’s Trust promissory note remains outstanding as of December 31, 2015.
2013 Mohegan Tribe Promissory Note
In March 2013, Mohegan Gaming & Hospitality, LLC, or MG&H, purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a $7.4 million promissory note, or the 2013 Mohegan Tribe promissory note. The 2013 Mohegan Tribe promissory note matures on December 31, 2018. The 2013 Mohegan Tribe promissory note accrues interest at an annual rate of 4.0%, payable quarterly.
2015 Mohegan Tribe Promissory Note
On November 16, 2015, the Tribe made a $22.5 million loan to Mohegan Gaming Advisors, LLC, or the 2015 Mohegan Tribe promissory note. The 2015 Mohegan Tribe promissory note matures on April 15, 2016. The 2015 Mohegan Tribe promissory note accrues interest at an annual rate of 5.0% and required a principal payment of $8.5 million, plus accrued interest, on January 15, 2016, with the remaining principal amount, plus accrued interest, due at maturity. The $8.5 million principal payment, plus accrued interest, was paid on January 15, 2016 with cash on hand.

Capital Expenditures
The following table presents data related to capital expenditures (in millions):

	Capital Expenditures
	Three Months Ended	Remaining Forecasted	Total Forecasted
	December 31, 2015	Fiscal Year 2016	Fiscal Year 2016
Mohegan Sun:
Maintenance	$3.9	$22.1	$26.0
Development	2.2	16.6	18.8
Subtotal	6.1	38.7	44.8
Mohegan Sun Pocono:
Maintenance	1.2	3.8	5.0
Development	0.1	1.8	1.9
Subtotal	1.3	5.6	6.9
Corporate:
Maintenance	0.1	0.2	0.3
Subtotal	0.1	0.2	0.3
Total	$7.5	$44.5	$52.0
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun Pocono. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun Pocono through a combination of existing cash, cash flows provided by operating activities and draws under our revolving facility.
Interest Expense
The following table presents our interest expense (in thousands):

	For the Three Months Ended December 31,
	2015	2014
Senior secured credit facility - revolving	$411	$590
Senior secured credit facility - term loan A	1,450	1,676
Senior secured credit facility - term loan B	12,642	11,246
2013 9 3/4% senior unsecured notes	14,487	12,385
2015 senior unsecured notes	725	—
2005 6 7/8% senior subordinated notes	—	170
2012 11% senior subordinated notes	2,845	7,788
Line of credit	50	73
Downs Lodging credit facility	625	1,637
New Downs Lodging credit facility	149	—
2009 Mohegan Tribe promissory note	—	44
2012 Mohegan Tribe Minor's Trust promissory note	382	416
2013 Mohegan Tribe promissory note	75	75
2015 Mohegan Tribe promissory note	142	—
Capital leases	22	30
Amortization of debt issuance costs on revolving credit facilities	142	125
Total interest expense	$34,147	$36,255

Contractual Obligations
The following table presents estimated future payment obligations related to our debt and the timing of those payments as of December 31, 2015 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt, including current portions (excludes unamortized debt issuance costs, premiums and discounts)	$1,799,615	$53,248	$1,144,493	$16,278	$585,596
Interest payments on long-term debt and capital leases	513,949	126,954	215,194	114,764	57,037
Total	$2,313,564	$180,202	$1,359,687	$131,042	$642,633
 ________________________

(1)	Represents payment obligations from January 1, 2016 to December 31, 2016.
There has been no material change to the other contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, distributions to the Tribe and foreseeable capital expenditures for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for further details regarding risks relating to our sufficiency of resources. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, we had approximately $39.0 million of borrowing capacity under the revolving facility and line of credit as of December 31, 2015. Distributions to the Tribe are anticipated to total approximately $53.0 million for fiscal 2016.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of December 31, 2015, our primary exposure to market risk was interest rate risk associated with our senior secured credit facilities, 2015 senior unsecured notes and new Downs Lodging credit facility, all of which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the respective facility.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of December 31, 2015 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of December 31, 2015.

	Expected Maturity Date						Total	Fair Value
	2016	2017	2018	2019	2020	Thereafter
Liabilities (in thousands)
Long-term debt and capital lease obligations, including current portions (1):
Fixed rate	$28,351	$6,770	$101,268	$7,835	$339	$585,675	$730,238	$741,959
Average interest rate	6.1%	10.6%	10.9%	3.8%	—	9.7%	9.7%
Variable rate	$17,879	$23,839	$1,013,395	$3,125	13,281	—	$1,071,519	$1,042,129
Average interest rate (2)	4.8%	4.9%	5.4%	4.7%	4.8%	—	5.3%
_________

(1)	Excludes unamortized debt issuance costs, premiums and discounts.

(2)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $10.7 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	February 16, 2016	By:	/S/ KEVIN P. BROWN
Kevin P. Brown Chairman and Member, Management Board

Date:	February 16, 2016	By:	/S/ ROBERT J. SOPER
Robert J. Soper President and Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	February 16, 2016	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

3.17
Articles of Organization of Mohegan Golf, LLC, dated as of November 20, 2006 (filed as Exhibit 3.17 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006 and incorporated by reference herein).

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

4.1
Indenture, dated as of March 6, 2012, between the Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, the Guarantors (as defined under the Indenture) and U.S. Bank National Association, as Trustee, relating to the 11% Senior Subordinated Notes Due 2018 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.42 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the SEC on May 14, 2012 (the “March 2012 Form 10-Q”) and incorporated by reference herein).

4.2	Form of Global 11% Senior Subordinated Notes Due 2018 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.43 to the March 2012 Form 10-Q and incorporated by reference herein).

4.3
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

4.4	Form of Global 9 3/4% Senior Notes Due 2021 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.30 to the 2013 Form 10-K and incorporated by reference herein).

4.5
Registration Rights Agreement, dated August 11, 2015, between the Mohegan Tribal Gaming Authority, the subsidiary guarantors party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc., as representatives of the several initial purchasers, relating to the $85,000,000 Principal Amount of 9 3/4% Senior Notes Due 2021 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.13 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the SEC on August 14, 2015 and incorporated by reference herein).

10.1*
Amended and Restated Employment Agreement, executed October 16, 2015, by and between the Mohegan Tribal Gaming Authority and Robert J. Soper (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on October 22, 2015 (the “October 2015 Form 8-K”) and incorporated by reference herein).

10.2*
Amended and Restated Employment Agreement, executed October 16, 2015, between the Mohegan Tribal Gaming Authority and Mario C. Kontomerkos (filed as Exhibit 10.2 to the October 2015 Form 8-K and incorporated by reference herein).

10.3
Facility Agreement, dated as of November 18, 2015, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut (only for the limited purposes as to itself set forth therein) and UBS AG, London Branch (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on November 24, 2015 (the “November 2015 Form 8-K”) and incorporated by reference herein).

Exhibit No.	Description
10.4
Note Purchase Agreement, dated as of November 20, 2015, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut (only for the limited purposes as to itself set forth therein) and the purchaser named therein (filed as Exhibit 10.2 to the November 2015 Form 8-K and incorporated by reference herein).

10.5
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

10.6*
Amended and Restated Employment Agreement, executed October 16, 2015, between the Mohegan Tribal Gaming Authority and Thomas P. Burke (filed as Exhibit 10.25 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on December 29, 2015 and incorporated by reference herein).

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