Form 10-Q
period 2016-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2016-05-16
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$185,912	$65,754
Restricted cash	52,735	1,762
Receivables, net	39,717	53,944
Inventories	15,858	15,546
Prepaid expenses	24,815	9,033
Other current assets	6,104	9,497
Total current assets	325,141	155,536
Non-current assets:
Property and equipment, net	1,334,243	1,352,055
Goodwill	39,459	39,459
Other intangible assets, net	406,441	406,718
Other assets, net	77,696	66,365
Total assets	$2,182,980	$2,020,133
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$24,690	$49,194
Due to Mohegan Tribe	22,500	6,000
Current portion of capital leases	840	824
Trade payables	8,285	15,016
Construction payables	4,631	13,137
Accrued interest payable	5,661	12,055
Other current liabilities	148,400	141,280
Total current liabilities	215,007	237,506
Non-current liabilities:
Long-term debt, net of current portion	1,687,053	1,593,730
Due to Mohegan Tribe, net of current portion	7,420	17,420
Capital leases, net of current portion	1,097	1,521
Other long-term liabilities	2,538	1,915
Total liabilities	1,913,115	1,852,092
Commitments and Contingencies
Capital:
Retained earnings	210,656	169,452
Accumulated other comprehensive income	2,025	—
Mohegan Tribal Gaming Authority total capital	212,681	169,452
Non-controlling interests	57,184	(1,411)
Total capital	269,865	168,041
Total liabilities and capital	$2,182,980	$2,020,133
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Revenues:
Gaming	$296,685	$275,016	$589,082	$552,750
Food and beverage	21,183	21,119	43,200	43,790
Hotel	12,080	12,273	24,417	24,499
Retail, entertainment and other	24,276	24,107	54,745	52,406
Gross revenues	354,224	332,515	711,444	673,445
Less-Promotional allowances	(22,435)	(22,092)	(46,469)	(46,290)
Net revenues	331,789	310,423	664,975	627,155
Operating costs and expenses:
Gaming	163,765	155,666	330,758	321,765
Food and beverage	9,809	10,229	20,133	21,040
Hotel	3,686	3,476	7,502	6,979
Retail, entertainment and other	8,330	9,577	17,819	21,821
Advertising, general and administrative	51,846	48,609	101,222	94,424
Corporate	15,069	8,642	19,081	16,281
Depreciation and amortization	18,669	19,564	37,797	39,617
Loss on disposition of assets	357	80	329	819
Severance	—	3,370	—	3,370
Impairment of Project Horizon	—	2,502	—	2,502
Relinquishment liability reassessment	—	(299)	—	(243)
Total operating costs and expenses	271,531	261,416	534,641	528,375
Income from operations	60,258	49,007	130,334	98,780
Other income (expense):
Accretion of discount to the relinquishment liability	—	—	—	(227)
Interest income	2,055	1,814	4,185	3,648
Interest expense	(34,198)	(35,777)	(68,345)	(72,032)
Loss on early extinguishment of debt	—	—	(207)	—
Other expense, net	(458)	(482)	(860)	(1,210)
Total other expense	(32,601)	(34,445)	(65,227)	(69,821)
Net income	27,657	14,562	65,107	28,959
(Income) loss attributable to non-controlling interests	2,828	470	(2,703)	839
Net income attributable to Mohegan Tribal Gaming Authority	$30,485	$15,032	$62,404	$29,798
Comprehensive income:
Foreign currency translation	4,815	—	4,202	—
Other comprehensive income	4,815	—	4,202	—
Comprehensive income attributable to non-controlling interests	(2,177)	—	(2,177)	—
Comprehensive income attributable to Mohegan Tribal Gaming Authority	$33,123	$15,032	$64,429	$29,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mohegan Tribal Gaming Authority Total Capital	Non-controlling Interests	Total Capital
Balance, December 31, 2015	$190,771	$(613)	$190,158	$4,270	$194,428
Net income (loss)	30,485	—	30,485	(2,828)	27,657
Foreign currency translation adjustment	—	2,638	2,638	2,177	4,815
Contributions from members	—	—	—	47,418	47,418
Share based compensation	—	—	—	6,147	6,147
Distributions to Mohegan Tribe	(10,600)	—	(10,600)	—	(10,600)
Balance, March 31, 2016	$210,656	$2,025	$212,681	$57,184	$269,865

Balance, September 30, 2015	$169,452	$—	$169,452	$(1,411)	$168,041
Net income	62,404	—	62,404	2,703	65,107
Foreign currency translation adjustment	—	2,025	2,025	2,177	4,202
Contributions from members	—	—	—	47,568	47,568
Share based compensation	—	—	—	6,147	6,147
Distributions to Mohegan Tribe	(21,200)	—	(21,200)	—	(21,200)
Balance, March 31, 2016	$210,656	$2,025	$212,681	$57,184	$269,865

Balance, December 31, 2014	$129,824	$—	$129,824	$475	$130,299
Net income (loss)	15,032	—	15,032	(470)	14,562
Distributions to Mohegan Tribe	(10,000)	—	(10,000)	—	(10,000)
Balance, March 31, 2015	$134,856	$—	$134,856	$5	$134,861

Balance, September 30, 2014	$125,058	$—	$125,058	$(231)	$124,827
Net income (loss)	29,798	—	29,798	(839)	28,959
Contributions from members	—	—	—	1,075	1,075
Distributions to Mohegan Tribe	(20,000)	—	(20,000)	—	(20,000)
Balance, March 31, 2015	$134,856	$—	$134,856	$5	$134,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended	For the Six Months Ended
	March 31, 2016	March 31, 2015
Cash flows provided by (used in) operating activities:
Net income	$65,107	$28,959
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	37,797	39,617
Relinquishment liability reassessment	—	(243)
Accretion of discount to the relinquishment liability	—	227
Cash paid for accretion of discount to the relinquishment liability	—	(778)
Loss on early extinguishment of debt	207	—
Payments of discounts	(405)	—
Amortization of debt issuance costs, premiums and discounts	4,679	3,816
Provision (recovery) for losses on receivables	(5,974)	2,076
Share based compensation	6,147	—
Impairment of Project Horizon	—	2,502
Loss on disposition of assets	329	819
Loss from unconsolidated affiliates	844	1,263
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(5,084)	2,443
Increase in inventories	(312)	(631)
Increase in prepaid and other assets	(17,452)	(4,782)
Decrease in trade payables	(6,673)	(8,446)
Increase (decrease) in accrued interest	(6,394)	1,217
Increase in other liabilities	9,986	7,990
Net cash flows provided by operating activities	82,802	76,049
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including decreases in construction payables of $8,506 and $4,938, respectively	(28,645)	(7,742)
Issuance of third-party loans and advances	(3,348)	(1,135)
Payments received on third-party loans and advances	13,482	77
Increase in restricted cash, net	(51,404)	(1,710)
Proceeds from asset sales	146	1,558
Investments in unconsolidated affiliates	(500)	—
Investments in the New England Black Wolves	(250)	(500)
Net cash flows used in investing activities	(70,519)	(9,452)
Cash flows provided by (used in) financing activities:
Senior Secured Credit Facility borrowings - Revolving	376,000	212,000
Senior Secured Credit Facility repayments - Revolving	(355,000)	(199,000)
Senior Secured Credit Facility repayments - Term Loan A	(7,784)	(3,125)
Senior Secured Credit Facility repayments - Term Loan B	(26,404)	(3,650)
Line of Credit borrowings	251,577	221,831
Line of Credit repayments	(251,577)	(224,459)
Proceeds from issuance of Senior Unsecured Notes	100,000	—
New Downs Lodging Credit Facility borrowings - Term Loan	25,000	—
New Downs Lodging Credit Facility repayments - Term Loan	(781)	—
Downs Lodging Credit Facility repayments - Term Loan	(40,516)	—
Borrowings from Mohegan Tribe	22,500	—
Repayments to Mohegan Tribe	(10,000)	—
Repayments of other long-term debt	(255)	(9,826)
Principal portion of relinquishment liability payments	—	(24,400)
Distributions to Mohegan Tribe	(21,200)	(20,000)
Payments of financing fees	(5,047)	—
Payments on capital lease obligations	(408)	(527)
Non-controlling interest contributions	47,568	—
Net cash flows provided by (used in) financing activities	103,673	(51,156)
Net increase in cash and cash equivalents	115,956	15,441
Effect of exchange rate on cash and cash equivalents	4,202	—
Cash and cash equivalents at beginning of period	65,754	49,108
Cash and cash equivalents at end of period	$185,912	$64,549

Supplemental disclosures:
Cash paid during the period for interest	$70,070	$66,147
Non-cash Senior Secured Credit Facility repayments - Term Loan A and Term Loan B	$5,178	$2,344
Non-cash repayments - Mohegan Tribe	$6,000	$—

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
As of March 31, 2016, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Lacrosse, LLC (“Mohegan Lacrosse”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”), MTGA Gaming, LLC (“MTGA Gaming”), Downs Lodging, LLC ("Downs Lodging") and Mohegan Gaming Advisors, LLC ("Mohegan Gaming Advisors").
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
In addition, Mohegan Gaming Advisors currently holds a 50.19% membership interest in Inspire Integrated Resort Co., Ltd ("Inspire Integrated Resort"). Inspire Integrated Resort was formed to pursue potential gaming opportunities in South Korea. On February 26, 2016, Inspire Integrated Resort was awarded a pre-approval for a license to be issued upon the completion of construction of an integrated resort at Incheon International Airport in South Korea.
Mohegan Gaming Advisors also holds a 100% membership interest in MGNV, LLC ("MGNV"). MGNV was formed to pursue potential gaming, hospitality and entertainment opportunities in the State of Nevada.
Additionally, Mohegan Gaming Advisors holds a 100% membership interest in MGLA, LLC ("MGLA"). MGLA was formed to pursue potential gaming, hospitality and entertainment opportunities in the State of Louisiana. On April 30, 2016, MGLA entered into an agreement with the Tunica-Biloxi Gaming Authority to provide gaming, hospitality and entertainment consulting services to the Paragon Casino Resort in Marksville, Louisiana.
The Authority also holds a 50% membership interest in MMCT Venture, LLC, which was formed with the Mashantucket Pequot Tribe (the "MPT") to pursue potential additional gaming opportunities in the State of Connecticut.

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
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, the Authority's operating results for the three months and six months ended March 31, 2016 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Authority's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Authority and its majority and wholly-owned subsidiaries and entities. In accordance with authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”) pertaining to consolidation of variable interest entities, the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW, the accounts of Inspire Integrated Resort are consolidated into the accounts of Mohegan Gaming Advisors and the accounts of NEBW are consolidated into the accounts of Mohegan Lacrosse as Mohegan Ventures-NW, Mohegan Gaming Advisors and Mohegan Lacrosse are deemed to be the primary beneficiaries. In consolidation, all inter-company balances and transactions were eliminated.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Restricted Cash
Restricted cash consists of deposits that are contractually restricted as to their withdrawal or use. Restricted cash primarily includes cash held by Inspire Integrated Resort in connection with its pre-approval for a license to build an integrated resort at Incheon International Airport in South Korea. In February 2016, KCC Corporation and its affiliates contributed approximately $50.0 million to Inspire Integrated Resort for a 49.81% membership interest in Inspire Integrated Resort.
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
The Salishan-Mohegan receivables are payable upon: (1) the related property being taken into trust by the United States Department of the Interior and (2) the receipt of necessary financing for the development of the proposed casino. In March 2015, the Cowlitz Project site was taken into trust by the United States Department of the Interior for the benefit of the Cowlitz Tribe. In addition, in December 2015, the Cowlitz Tribal Gaming Authority (the “CTGA”) obtained financing for the Cowlitz Project. The financing provided funding for construction of the Cowlitz Project and a partial repayment of the Salishan-Mohegan receivables. The Authority maintains a reserve for doubtful collection of the remaining Salishan-Mohegan receivables, which is based on the Authority's estimate of the probability that the receivables will be collected. The Authority assesses the reserve for doubtful collection of the Salishan-Mohegan receivables for adequacy on a quarterly basis. In connection with the financing for the Cowlitz Project, the Authority reduced the reserve for doubtful collection of the Salishan-Mohegan receivables. Future developments in the construction and opening of the proposed casino or other matters affecting the Cowlitz Project could affect the collectability of the Salishan-Mohegan receivables and the related reserve. The WTG receivables, which were fully reserved, were written-off following the expiration of a release and reimbursement agreement in December 2015.
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
The following table presents a reconciliation of long-term receivables, including current portions, and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Others	Total
Balance, December 31, 2015 (1)	$77,603	$2,283	$79,886
Additions:
Advances and other loans, including interest receivable	2,624	285	2,909
Development fees	1,355	—	1,355
Deductions:
Payments	—	(41)	(41)
Balance, March 31, 2016 (1)	$81,582	$2,527	$84,109

Balance, September 30, 2015 (1)	$100,527	$1,811	$102,338
Additions:
Advances and other loans, including interest receivable	4,434	798	5,232
Development fees	5,814	—	5,814
Deductions:
Payments (2)	(19,400)	(82)	(19,482)
Adjustments (3)	(9,793)	—	(9,793)
Balance, March 31, 2016 (1)	$81,582	$2,527	$84,109
__________

(1)	Includes interest receivable of $45.7 million, $43.7 million and $43.4 million as of March 31, 2016, December 31, 2015 and September 30, 2015, respectively.

(2)	Payments of receivables from affiliates represent a partial repayment of the Salishan-Mohegan receivables.

(3)	Adjustments represent the write-off of the WTG receivables.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Others	Total
Balance, December 31, 2015	$14,629	$39	$14,668
Additions:
Charges to bad debt expense	524	—	524
Deductions:
Adjustments	—	(2)	(2)
Balance, March 31, 2016	$15,153	$37	$15,190

Balance, September 30, 2015	$31,028	$42	$31,070
Additions:
Charges to bad debt expense	1,233	—	1,233
Deductions:
Adjustments (1)	(17,108)	(5)	(17,113)
Balance, March 31, 2016	$15,153	$37	$15,190
__________.

(1)	Adjustments to reserves for doubtful collection of receivables from affiliates include $7.3 million related to the Salishan-Mohegan receivables and $9.8 million related to the WTG receivables.
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
The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes and certain credit facilities approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	March 31, 2016
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$42,000	$39,861
Senior Secured Credit Facility - Term Loan A	$101,432	$99,246
Senior Secured Credit Facility - Term Loan B	$767,918	$753,568
2013 9 3/4% Senior Unsecured Notes	$578,031	$601,088
2015 Senior Unsecured Notes	$97,660	$95,625
2012 11% Senior Subordinated Notes	$99,122	$100,190
The estimated fair values of the Authority's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about March 31, 2016.
Share Based Compensation
The Authority accounts for share based compensation for non-employees in accordance with authoritative guidance pertaining to share based payments, which establishes accounting for equity instruments. Share based compensation is measured at the measurement date, based on the calculated fair value of the award, and is recognized over the requisite service period. Share

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

based compensation is recognized as an operating expense and totaled $6.1 million for the three months and six months ended March 31, 2016.
Foreign Currency
The Authority accounts for foreign currency translation in accordance with authoritative guidance pertaining to currency translation. The local currency is the functional currency for Inspire Integrated Resort. For local currency functional locations, assets and liabilities are translated at the end-of-period rates, while revenue and expenses are translated at average rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income. Translation adjustments resulting from this process are credited or charged to other comprehensive income (loss). Other assets held overseas are remeasured into U.S. dollars at end-of-period exchange rates. Gains or losses from foreign currency remeasurements are included in other income (expense), net.
Accumulated Other Comprehensive Income and Comprehensive Income
As of March 31, 2016, accumulated other comprehensive income consisted solely of foreign currency translation adjustments. Comprehensive income included net income attributable to the Authority and all other non-stockholder changes in equity for the three months and six months ended March 31, 2016.
Additional Cash Flow Information
On March 31, 2016, the bank that administers the Authority’s debt service payments for its Senior Secured Credit Facilities made a required principal payment on behalf of the Authority totaling $5.2 million, but did not accordingly debit the Authority’s bank account for the payment. As of March 31, 2016, the Authority reflected this transaction as a reduction to current portion of long-term debt and a corresponding increase to other current liabilities. On the following banking day, the bank withdrew the $5.2 million from the Authority’s bank account, resulting in a reduction to the Authority’s cash and cash equivalents and other current liabilities. Accordingly, the Authority classified the payment made by the bank as a non-cash financing outflow and the related amount owed to the bank as a non-cash financing inflow in the accompanying condensed consolidated statement of cash flows for the six months ended March 31, 2016.
In addition, in connection with the financing for the Cowlitz Project, the Cowlitz Tribe repaid $6.0 million of principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note on behalf of Salishan-Mohegan. Accordingly, the Authority classified this payment as a non-cash financing outflow and the related reduction to the Salishan-Mohegan receivables as a non-cash investing inflow in the accompanying condensed consolidated statement of cash flows for the six months ended March 31, 2016.
New Accounting Standards
In May 2014, the FASB issued an accounting standards update on revenue recognition that will be applied to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be required to be applied on a retrospective basis, using one of two methodologies, and was to be effective for annual reporting periods beginning after December 15, 2016, with early application not being permitted. However, in July 2015, the FASB deferred the effective date by one year. This guidance will now be effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods thereafter. Entities are permitted to adopt the guidance as of the original effective date. The Authority is currently evaluating the impact that this guidance will have on its financial statements.
In August 2014, the FASB issued an accounting standards update which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The update requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. It also requires management to provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. This guidance will be required for annual reporting periods ending after December 15, 2016, and interim reporting periods thereafter, with early application permitted. The Authority is currently evaluating the impact that this guidance will have on its financial statements.
In February 2015, the FASB issued an accounting standards update which amends existing requirements applicable to reporting entities that are required to evaluate whether certain legal entities should be consolidated. This guidance will be required

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

to be applied either on a retrospective or modified retrospective basis and will be effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods thereafter, with early application permitted. The Authority is currently evaluating the impact that this guidance will have on its financial statements.
In February 2016, the FASB issued new guidance pertaining to leases based on the principle that entities should recognize assets and liabilities arising from leases. This guidance does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standards. Leases are classified as operating or financing. The guidance's primary change is the requirement for entities to recognize a right-of-use asset representing the right to use the leased asset and a lease liability for payments during the term of operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, the guidance expands disclosure requirements of lease arrangements. This guidance will be required to be applied on a modified retrospective basis, which includes a number of practical expedients, and will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods thereafter, with early application permitted. The Authority is currently evaluating the impact that this guidance will have on its financial statements.

NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	March 31, 2016	September 30, 2015
Senior Secured Credit Facility - Revolving, due June 2018	$42,000	$21,000
Senior Secured Credit Facility - Term Loan A, due June 2018, net of discount and debt issuance costs of $1,681 and $2,106 as of March 31, 2016 and September 30, 2015, respectively	101,432	109,613
Senior Secured Credit Facility - Term Loan B, due June 2018, net of discount and debt issuance costs of $12,310 and $14,918 as of March 31, 2016 and September 30, 2015, respectively	767,918	792,078
2013 9 3/4% Senior Unsecured Notes, due September 2021, net of premium and debt issuance costs of $6,969 and $7,333 as of March 31, 2016 and September 30, 2015, respectively	578,031	577,667
2015 Senior Unsecured Notes, due December 2017, net of debt issuance costs of $2,340 as of March 31, 2016	97,660	—
2012 11 % Senior Subordinated Notes, due September 2018, net of discount and debt issuance costs of $1,068 and $1,251 as of March 31, 2016 and September 30, 2015, respectively	99,122	98,939
Downs Lodging Credit Facility, due July 2016, net of debt issuance costs of $254 as of September 30, 2015	—	40,262
New Downs Lodging Credit Facility, due November 2019, net of debt issuance costs of $1,499 as of March 31, 2016	22,720	—
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2017	8,500	16,000
2013 Mohegan Tribe Promissory Note, due December 2018	7,420	7,420
2015 Mohegan Tribe Promissory Note, due April 2016	14,000	—
Other	2,860	3,365
Long-term debt, excluding capital leases	1,741,663	1,666,344
Less: current portion of long-term debt	(47,190)	(55,194)
Long-term debt, net of current portion	$1,694,473	$1,611,150

Maturities of long-term debt are as follows, excluding unamortized debt issuance costs, premiums and discounts (in thousands, including current maturities):

Less than 1 year	$47,190
1-3 years	1,119,319
3-5 years	15,501
More than 5 years	585,520
Total	$1,767,530
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
As of March 31, 2016, amounts outstanding under the Revolving Facility, Term Loan A Facility and Term Loan B Facility totaled $42.0 million, $103.1 million and $780.2 million, respectively. As of March 31, 2016, letters of credit issued under the Revolving Facility totaled $2.5 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Revolving Facility, the Authority had approximately $55.5 million of borrowing capacity under its Revolving Facility and Line of Credit as of March 31, 2016.
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
As of March 31, 2016, the $42.0 million outstanding under the Revolving Facility was comprised of an $18.0 million base rate loan based on a base rate of 3.50% plus 300 basis points and $24.0 million in Eurodollar rate loans based on a Eurodollar rate of 0.43% plus 400 basis points. The commitment fee was 0.50% as of March 31, 2016. As of March 31, 2016, interest on the $103.1 million outstanding under the Term Loan A Facility was based on a Eurodollar rate of 0.43% plus 400 basis points. As of March 31, 2016, interest on the $780.2 million outstanding under the Term Loan B Facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points. As of March 31, 2016 and September 30, 2015, accrued interest, including commitment fees, on the Senior Secured Credit Facilities was $165,000 and $195,000, respectively.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

As of March 31, 2016, the Authority and the Tribe were in compliance with all respective covenant requirements under the Senior Secured Credit Facilities.
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
In March 2014, the Authority completed an offer to exchange the Initial 2013 Senior Unsecured Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, with all outstanding notes being exchanged. Additionally, in March 2016, the Authority completed an offer to exchange the Additional 2013 Senior Unsecured Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, with all outstanding notes being exchanged.
As of March 31, 2016 and September 30, 2015, accrued interest on the 2013 Senior Unsecured Notes was $4.8 million.
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
Facility Agreement for Senior Unsecured Notes
In November 2015, the Authority entered into an agreement (the “Facility Agreement”) by and among the Authority, the Tribe and UBS AG, London Branch (“UBS”). Pursuant to the Facility Agreement, the Authority may issue, from time to time, to UBS or its designee, senior unsecured notes in an aggregate principal amount of up to $200.0 million, in varying amounts and with varying borrowing dates, maturities and interest rates, as agreed with UBS or its designee.
In November 2015, pursuant to the Facility Agreement, the Authority entered into a note purchase agreement (the “Note Purchase Agreement”) by and among the Authority, the Tribe and the purchaser named therein (the “Purchaser”). In accordance with the Note Purchase Agreement, the Authority issued floating rate senior notes in an aggregate principal amount of $100.0 million (the “2015 Senior Unsecured Notes”) to the Purchaser in a private offering that closed on November 20, 2015. The net proceeds from the 2015 Senior Unsecured Notes were used to pursue new development opportunities and for general corporate purposes. The 2015 Senior Unsecured Notes are senior unsecured obligations. Pursuant to a guarantee agreement dated November 20, 2015, certain of the Authority's subsidiaries, which are the same Guarantors that guarantee the Authority's Senior Secured Credit Facilities and other senior unsecured and senior subordinated notes, have guaranteed the 2015 Senior Unsecured Notes. The 2015 Senior Unsecured Notes mature on December 15, 2017. The 2015 Senior Unsecured Notes accrue interest at an annual rate equal to the LIBOR rate plus 4.45%, payable quarterly. As of March 31, 2016, interest on the 2015 Senior Unsecured Notes was based on a LIBOR rate of 0.63% plus 4.45%. As of March 31, 2016, prepaid interest on the 2015 Senior Unsecured Notes was $1.1 million.
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
In August 2013, the Authority repurchased an aggregate principal amount of $69.0 million 2012 Senior Subordinated Notes. In September 2015, the Authority redeemed an additional aggregate principal amount of $175.0 million of 2012 Senior Subordinated Notes. An aggregate principal amount of approximately $100.2 million 2012 Senior Subordinated Notes remains outstanding as of March 31, 2016. As of March 31, 2016 and September 30, 2015, accrued interest on the 2012 Senior Subordinated Notes was $490,000.
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
As of March 31, 2016, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures and other debt agreements.
The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and the Authority's liquidity and covenant requirement restrictions, among other factors.
Line of Credit
In November 2013, the Authority entered into a $16.5 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. As of March 31, 2016, no amount was drawn on the Line of Credit. Borrowings under the Line of Credit are uncollateralized general obligations of the Authority. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facilities. As of March 31, 2016, the Authority was in compliance with all covenant requirements under the Line of Credit. As of March 31, 2016 and September 30, 2015, accrued interest on the Line of Credit was $17,000 and $23,000, respectively.

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

In July 2015, Downs Lodging prepaid approximately $4.5 million of the Downs Lodging Credit Facility, plus accrued interest and fees. In November 2015, Downs Lodging repaid the remaining $40.5 million outstanding under the Downs Lodging Credit Facility, plus accrued interest and fees, with proceeds from a new credit agreement providing for a $25.0 million term loan from a third-party lender (the “New Downs Lodging Credit Facility”) and a cash payment of the remaining amount, and terminated the prior Downs Lodging Credit Facility.
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
As of March 31, 2016, amounts outstanding under the New Downs Lodging Credit Facility totaled $24.2 million and interest was based on a Eurodollar rate of 0.50% plus 350 basis points. As of March 31, 2016, accrued interest on the New Downs Lodging Credit Facility was $83,000. As of September 30, 2015, accrued interest, including deferred interest and exit fee, on the prior Downs Lodging Credit Facility was $5.3 million.
The New Downs Lodging Credit Facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The New Downs Lodging Credit Facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. Additionally, the New Downs Lodging Credit Facility includes a financial maintenance covenant pertaining to minimum debt service coverage. As of March 31, 2016, Downs Lodging was in compliance with all covenant requirements under the New Downs Lodging Credit Facility.
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
In December 2015, the Cowlitz Tribe repaid $6.0 million of principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note on behalf of Salishan-Mohegan.
The 2012 Mohegan Tribe Minor’s Trust Promissory Note was further amended in December 2015, pursuant to which the interest rate was adjusted to an annual rate of 12.5% and accrued interest was adjusted to be payable quarterly, commencing March 31, 2016. In addition, as amended, principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note amortizes in equal quarterly amounts of $1.5 million, commencing March 31, 2016 through December 31, 2016, with the remaining principal amount due at maturity. An aggregate principal amount of $8.5 million of the 2012 Mohegan Tribe Minor’s Trust Promissory Note remains outstanding as of March 31, 2016. As of March 31, 2016 and September 30, 2015, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $3,000 and $1.3 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

2013 Mohegan Tribe Promissory Note
In March 2013, MG&H purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a $7.4 million promissory note (the “2013 Mohegan Tribe Promissory Note”). The 2013 Mohegan Tribe Promissory Note matures on December 31, 2018. The 2013 Mohegan Tribe Promissory Note accrues interest at an annual rate of 4.0%, payable quarterly. As of March 31, 2016 and September 30, 2015, accrued interest on the 2013 Mohegan Tribe Promissory Note was $1,000.
2015 Mohegan Tribe Promissory Note
In November 2015, the Tribe made a $22.5 million loan to Mohegan Gaming Advisors (the “2015 Mohegan Tribe Promissory Note”). The 2015 Mohegan Tribe Promissory Note accrued interest at an annual rate of 5.0% and matured on April 15, 2016. A required principal payment of $8.5 million, plus accrued interest, was paid on January 15, 2016 with cash on hand. The remaining outstanding principal amount, plus accrued interest, was paid at maturity with cash on hand. As of March 31, 2016, accrued interest on the 2015 Mohegan Tribe Promissory Note was $147,000.

NOTE 4—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $10.6 million and $10.0 million for the three months ended March 31, 2016 and 2015, respectively, and $21.2 million and $20.0 million for the six months ended March 31, 2016 and 2015, respectively.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services totaling $7.3 million and $7.1 million for the three months ended March 31, 2016 and 2015, respectively, and $14.8 million and $14.2 million for the six months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, prepaid governmental and administrative services totaled $14.1 million. As of September 30, 2015, there were no prepaid governmental and administrative services.
The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $4.0 million and $5.1 million for the three months ended March 31, 2016 and 2015, respectively, and $7.8 million and $9.4 million for the six months ended March 31, 2016 and 2015, respectively.
The Authority incurred interest expense associated with borrowings from the Mohegan Tribe totaling $574,000 and $523,000 for the three months ended March 31, 2016 and 2015, respectively, and $1.2 million and $1.1 million for the six months ended March 31, 2016 and 2015, respectively.
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
The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $36.8 million and $34.3 million for the three months ended March 31, 2016 and 2015, respectively, and $72.6 million and $70.8 million for the six months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and September 30, 2015, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $12.6 million and $11.9 million, respectively.
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

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $30.3 million and $28.4 million for the three months ended March 31, 2016 and 2015, respectively, and $60.7 million and $57.6 million for the six months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and September 30, 2015, outstanding Pennsylvania Slot Machine Tax payments totaled $2.1 million and $4.7 million, respectively.
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
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.5 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively, and $3.1 million and $3.4 million for the six months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and September 30, 2015, outstanding Pennsylvania Table Game Tax payments totaled $187,000 and $148,000, respectively.
Pennsylvania Regulatory Fee
Slot machine licensees in the Commonwealth of Pennsylvania are required to reimburse state gaming regulatory agencies for various administrative and operating expenses (“Pennsylvania Regulatory Fee”) at a rate of 1.5% of gross revenues from slot machines and table games.
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $1.1 million for each of the three months ended March 31, 2016 and 2015 and $2.3 million and $2.2 million for the six months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and September 30, 2015, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $104,000 and $70,000, respectively.
Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

additional $63.8 million in loans to fund ongoing gaming oversight costs, which are also to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 12 of the 14 authorized gaming facilities have commenced operations. As of March 31, 2016, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee.
The Authority reflected expenses associated with this repayment schedule totaling $156,000 and $313,000 for each of the three months and six months ended March 31, 2016 and 2015, respectively.
Horsemen’s Agreement
Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2016. As of March 31, 2016 and September 30, 2015, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $6.0 million and $7.4 million, respectively.
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

The Authority reflected payments associated with the Priority Distribution Agreement totaling $10.0 million and $6.6 million for the three months ended March 31, 2016 and 2015, respectively, and $20.0 million and $11.5 million for the six months ended March 31, 2016 and 2015, respectively.
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
In December 2015, the CTGA obtained financing for the Cowlitz Project. The financing provided funding for construction of the Cowlitz Project and a partial repayment of the Salishan-Mohegan receivables. In connection with this transaction, Salishan-Mohegan was repaid $19.4 million of the Salishan-Mohegan receivables, a portion of which was used to repay certain outstanding debt of Salishan-Mohegan. Under the terms of the development agreement, the remaining outstanding Salishan-Mohegan receivables are to be repaid in equal monthly installments over a seven-year period commencing the first month following the opening of the Cowlitz Project. The remaining outstanding Salishan-Mohegan receivables accrue interest at an annual rate equal to 1.0% above the Cowlitz Project financing rate, or 12.5%. Pursuant to the development agreement, repayment of the remaining outstanding Salishan-Mohegan receivables may accelerate depending on the level of available cash at the end of each fiscal year, subject to certain conditions as set forth in the development agreement, including conditions of the Cowlitz financing. Also in connection with the Cowlitz financing, Salishan-Mohegan assigned the lease for the Cowlitz Project site to CTGA.
The Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Authority's estimate of the probability that the receivables will be collected. The Authority assesses the reserve for doubtful collection of the Salishan-Mohegan receivables for adequacy on a quarterly basis. Following the Cowlitz financing, the Authority reduced the reserve for doubtful collection of the Salishan-Mohegan receivables. Future developments in the construction and opening of the proposed casino or other matters affecting the Cowlitz Project could affect the collectability of the Salishan-Mohegan receivables and the related reserve. As of March 31, 2016 and September 30, 2015, the Salishan-Mohegan receivables, including accrued interest, totaled $75.8 million and $90.7 million, respectively. As of March 31, 2016 and September 30, 2015, related reserves for doubtful collection totaled $15.2 million and $21.2 million, respectively. The Salishan-Mohegan receivables were included in receivables, net, and other assets, net, in the accompanying condensed consolidated balance sheets.
The Authority earned $1.3 million and $5.8 million in development fees for the three months and six months ended March 31, 2016, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 7—SEGMENT REPORTING:
As of March 31, 2016, the Authority owns and operates, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise and the Mohegan Sun Golf Club, and has partnered with an unrelated third-party to own and operate the New England Black Wolves franchise (collectively, the “Connecticut Facilities”), and the Pennsylvania Facilities. Substantially all of the Authority's revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Authority has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities. The Authority's operations related to investments in unconsolidated affiliates and certain other Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.

	For the Three Months Ended		For the Six Months Ended
(in thousands)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Net revenues:
Mohegan Sun	$256,186	$240,285	$511,269	$486,063
Mohegan Sun Pocono	73,686	70,128	146,710	140,524
Corporate and other	3,190	1,283	9,542	3,114
Inter-segment revenues	(1,273)	(1,273)	(2,546)	(2,546)
Total	$331,789	$310,423	$664,975	$627,155
Income (loss) from operations:
Mohegan Sun	$61,677	$46,598	$120,731	$94,016
Mohegan Sun Pocono	10,732	10,102	19,738	18,581
Corporate and other	(12,151)	(7,693)	(10,135)	(13,817)
Total	60,258	49,007	130,334	98,780
Accretion of discount to the relinquishment liability	—	—	—	(227)
Interest income	2,055	1,814	4,185	3,648
Interest expense	(34,198)	(35,777)	(68,345)	(72,032)
Loss on early extinguishment of debt	—	—	(207)	—
Other expense, net	(458)	(482)	(860)	(1,210)
Net income	27,657	14,562	65,107	28,959
(Income) loss attributable to non-controlling interests	2,828	470	(2,703)	839
Net income attributable to Mohegan Tribal Gaming Authority	$30,485	$15,032	$62,404	$29,798
Comprehensive income:
Foreign currency translation	4,815	—	4,202	—
Other comprehensive income	4,815	—	4,202	—
Comprehensive income attributable to non-controlling interests	(2,177)	—	(2,177)	—
Comprehensive income attributable to Mohegan Tribal Gaming Authority	$33,123	$15,032	$64,429	$29,798

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Six Months Ended
(in thousands)	March 31, 2016	March 31, 2015
Capital expenditures incurred:
Mohegan Sun	$17,988	$1,830
Mohegan Sun Pocono	2,048	901
Corporate and other	103	73
Total	$20,139	$2,804

(in thousands)	March 31, 2016	September 30, 2015
Total assets:
Mohegan Sun	$1,354,523	$1,332,458
Mohegan Sun Pocono	547,471	555,449
Corporate and other	280,986	132,226
Total	$2,182,980	$2,020,133

NOTE 8—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:
As of March 31, 2016, substantially all of the Authority's outstanding debt is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. Separate financial statements and other disclosures concerning the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 7 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor subsidiaries and entities as of March 31, 2016 and September 30, 2015 and for the three months and six months ended March 31, 2016 and 2015 is as follows (in thousands):

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2016
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$113,465	$19,195	$53,252	$—	$185,912
Restricted cash	16	1,720	50,999	—	52,735
Receivables, net	29,405	2,933	9,502	(2,123)	39,717
Inventories	14,770	1,079	9	—	15,858
Prepaid expenses	23,034	1,743	38	—	24,815
Other current assets	5,992	112	—	—	6,104
Total current assets	186,682	26,782	113,800	(2,123)	325,141
Non-current assets:
Property and equipment, net	1,085,725	210,328	38,190	—	1,334,243
Goodwill	—	39,459	—	—	39,459
Other intangible assets, net	120,223	284,271	1,947	—	406,441
Other assets, net	10,286	29,295	67,854	(29,739)	77,696
Inter-company receivables	272,252	98,500	—	(370,752)	—
Investment in subsidiaries	364,105	—	—	(364,105)	—
Total assets	$2,039,273	$688,635	$221,791	$(766,719)	$2,182,980
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$21,126	$—	$3,564	$—	$24,690
Due to Mohegan Tribe	—	—	22,500	—	22,500
Current portion of capital leases	840	50	—	(50)	840
Trade payables	7,138	1,099	48	—	8,285
Construction payables	4,600	31	—	—	4,631
Accrued interest payable	5,426	—	235	—	5,661
Other current liabilities	117,053	30,831	2,589	(2,073)	148,400
Total current liabilities	156,183	32,011	28,936	(2,123)	215,007
Non-current liabilities:
Long-term debt, net of current portion	1,667,233	—	19,820	—	1,687,053
Due to Mohegan Tribe, net of current portion	—	—	7,420	—	7,420
Capital leases, net of current portion	1,097	5,744	—	(5,744)	1,097
Other long-term liabilities	1,763	775	23,810	(23,810)	2,538
Inter-company payables	—	260,700	110,052	(370,752)	—
Accumulated losses in excess of investment in subsidiaries	—	40,141	—	(40,141)	—
Total liabilities	1,826,276	339,371	190,038	(442,570)	1,913,115
Capital:
Retained earnings	210,972	349,264	(25,750)	(323,830)	210,656
Accumulated other comprehensive income	2,025	—	2,025	(2,025)	2,025
Mohegan Tribal Gaming Authority total capital	212,997	349,264	(23,725)	(325,855)	212,681
Non-controlling interests	—	—	55,478	1,706	57,184
Total capital	212,997	349,264	31,753	(324,149)	269,865
Total liabilities and capital	$2,039,273	$688,635	$221,791	$(766,719)	$2,182,980
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
(1)   Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME

	For the Three Months Ended March 31, 2016
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$228,119	$68,566	$—	$—	$296,685
Food and beverage	14,050	7,062	71	—	21,183
Hotel	10,692	1,388	—	—	12,080
Retail, entertainment and other	20,009	7,939	3,417	(7,089)	24,276
Gross revenues	272,870	84,955	3,488	(7,089)	354,224
Less-Promotional allowances	(16,717)	(5,433)	(4)	(281)	(22,435)
Net revenues	256,153	79,522	3,484	(7,370)	331,789
Operating costs and expenses:
Gaming	115,035	48,730	—	—	163,765
Food and beverage	8,113	1,696	—	—	9,809
Hotel	3,537	1,419	—	(1,270)	3,686
Retail, entertainment and other	6,919	497	1,214	(300)	8,330
Advertising, general and administrative	43,412	8,825	16,090	(16,481)	51,846
Corporate	4,388	—	—	10,681	15,069
Depreciation and amortization	15,075	3,307	287	—	18,669
Loss on disposition of assets	357	—	—	—	357
Total operating costs and expenses	196,836	64,474	17,591	(7,370)	271,531
Income (loss) from operations	59,317	15,048	(14,107)	—	60,258
Other income (expense):
Interest income	22	2,204	2,121	(2,292)	2,055
Interest expense	(23,386)	(9,753)	(3,351)	2,292	(34,198)
Loss on interests in subsidiaries	(2,700)	(3,657)	—	6,357	—
Other income (expense), net	22	472	(952)	—	(458)
Total other expense	(26,042)	(10,734)	(2,182)	6,357	(32,601)
Net income (loss)	33,275	4,314	(16,289)	6,357	27,657
Loss attributable to non-controlling interests	—	—	408	2,420	2,828
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$33,275	$4,314	$(15,881)	$8,777	$30,485
Comprehensive income:
Foreign currency translation	2,025	—	4,815	(2,025)	4,815
Other comprehensive income	2,025	—	4,815	(2,025)	4,815
Comprehensive income attributable to non-controlling interests	(2,177)	—	(2,177)	2,177	(2,177)
Comprehensive income attributable to Mohegan Tribal Gaming Authority	$33,123	$4,314	$(13,243)	$8,929	$33,123
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Three Months Ended March 31, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$210,035	$64,981	$—	$—	$275,016
Food and beverage	14,504	6,523	92	—	21,119
Hotel	10,930	1,343	—	—	12,273
Retail, entertainment and other	21,245	2,089	2,046	(1,273)	24,107
Gross revenues	256,714	74,936	2,138	(1,273)	332,515
Less-Promotional allowances	(16,947)	(4,807)	—	(338)	(22,092)
Net revenues	239,767	70,129	2,138	(1,611)	310,423
Operating costs and expenses:
Gaming	109,633	46,033	—	—	155,666
Food and beverage	8,481	1,748	—	—	10,229
Hotel	3,313	1,376	—	(1,213)	3,476
Retail, entertainment and other	8,063	666	1,186	(338)	9,577
Advertising, general and administrative	40,653	8,118	2,829	(2,991)	48,609
Corporate	5,711	—	—	2,931	8,642
Depreciation and amortization	15,962	3,280	322	—	19,564
Loss on disposition of assets	80	—	—	—	80
Severance	3,244	126	—	—	3,370
Impairment of Project Horizon	2,502	—	—	—	2,502
Relinquishment liability reassessment	(299)	—	—	—	(299)
Total operating costs and expenses	197,343	61,347	4,337	(1,611)	261,416
Income (loss) from operations	42,424	8,782	(2,199)	—	49,007
Other income (expense):
Interest income	10	1,530	1,923	(1,649)	1,814
Interest expense	(23,671)	(9,993)	(3,762)	1,649	(35,777)
Loss on interests in subsidiaries	(3,775)	(1,778)	—	5,553	—
Other income (expense), net	44	—	(526)	—	(482)
Total other expense	(27,392)	(10,241)	(2,365)	5,553	(34,445)
Net income (loss)	15,032	(1,459)	(4,564)	5,553	14,562
Loss attributable to non-controlling interests	—	—	209	261	470
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$15,032	$(1,459)	$(4,355)	$5,814	$15,032
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Six Months Ended March 31, 2016
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$452,689	$136,393	$—	$—	$589,082
Food and beverage	28,953	14,176	71	—	43,200
Hotel	21,673	2,744	—	—	24,417
Retail, entertainment and other	43,220	10,316	9,571	(8,362)	54,745
Gross revenues	546,535	163,629	9,642	(8,362)	711,444
Less-Promotional allowances	(35,367)	(10,811)	(6)	(285)	(46,469)
Net revenues	511,168	152,818	9,636	(8,647)	664,975
Operating costs and expenses:
Gaming	232,778	97,980	—	—	330,758
Food and beverage	16,581	3,552	—	—	20,133
Hotel	7,172	2,813	—	(2,483)	7,502
Retail, entertainment and other	15,103	1,388	1,632	(304)	17,819
Advertising, general and administrative	84,071	17,779	13,202	(13,830)	101,222
Corporate	11,111	—	—	7,970	19,081
Depreciation and amortization	30,542	6,682	573	—	37,797
Loss on disposition of assets	318	11	—	—	329
Total operating costs and expenses	397,676	130,205	15,407	(8,647)	534,641
Income (loss) from operations	113,492	22,613	(5,771)	—	130,334
Other income (expense):
Interest income	33	4,394	4,353	(4,595)	4,185
Interest expense	(45,894)	(20,001)	(7,045)	4,595	(68,345)
Loss on early extinguishment of debt	—	—	(207)	—	(207)
Income (loss) on interests in subsidiaries	(3,069)	732	—	2,337	—
Other income (expense), net	19	653	(1,532)	—	(860)
Total other expense	(48,911)	(14,222)	(4,431)	2,337	(65,227)
Net income (loss)	64,581	8,391	(10,202)	2,337	65,107
(Income) loss attributable to non-controlling interests	—	—	654	(3,357)	(2,703)
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$64,581	$8,391	$(9,548)	$(1,020)	$62,404
Comprehensive income:
Foreign currency translation	2,025	—	4,202	(2,025)	4,202
Other comprehensive income	2,025	—	4,202	(2,025)	4,202
Comprehensive income attributable to non-controlling interests	(2,177)	—	(2,177)	2,177	(2,177)
Comprehensive income attributable to Mohegan Tribal Gaming Authority	$64,429	$8,391	$(7,523)	$(868)	$64,429
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Six Months Ended March 31, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$422,578	$130,172	$—	$—	$552,750
Food and beverage	30,330	13,368	92	—	43,790
Hotel	21,919	2,580	—	—	24,499
Retail, entertainment and other	46,613	4,451	3,888	(2,546)	52,406
Gross revenues	521,440	150,571	3,980	(2,546)	673,445
Less-Promotional allowances	(36,150)	(9,797)	(3)	(340)	(46,290)
Net revenues	485,290	140,774	3,977	(2,886)	627,155
Operating costs and expenses:
Gaming	228,060	93,705	—	—	321,765
Food and beverage	17,210	3,830	—	—	21,040
Hotel	6,731	2,674	—	(2,426)	6,979
Retail, entertainment and other	18,847	1,626	1,688	(340)	21,821
Advertising, general and administrative	78,741	15,889	6,993	(7,199)	94,424
Corporate	9,202	—	—	7,079	16,281
Depreciation and amortization	32,243	6,807	567	—	39,617
Loss on disposition of assets	817	2	—	—	819
Severance	3,244	126	—	—	3,370
Impairment of Project Horizon	2,502	—	—	—	2,502
Relinquishment liability reassessment	(243)	—	—	—	(243)
Total operating costs and expenses	397,354	124,659	9,248	(2,886)	528,375
Income (loss) from operations	87,936	16,115	(5,271)	—	98,780
Other income (expense):
Accretion of discount to the relinquishment liability	(227)	—	—	—	(227)
Interest income	22	2,973	3,852	(3,199)	3,648
Interest expense	(47,697)	(20,099)	(7,435)	3,199	(72,032)
Loss on interests in subsidiaries	(10,247)	(4,941)	—	15,188	—
Other income (expense), net	11	—	(1,221)	—	(1,210)
Total other expense	(58,138)	(22,067)	(4,804)	15,188	(69,821)
Net income (loss)	29,798	(5,952)	(10,075)	15,188	28,959
Loss attributable to non-controlling interests	—	—	460	379	839
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$29,798	$(5,952)	$(9,615)	$15,567	$29,798
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31, 2016
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net income (loss)	$64,581	$8,391	$(10,202)	$2,337	$65,107
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	30,542	6,682	573	—	37,797
Loss on early extinguishment of debt	—	—	207	—	207
Payments of discounts	(405)	—	—	—	(405)
Amortization of debt issuance costs, premiums and discounts	4,454	—	225	—	4,679
Provision (recovery) for losses on receivables	254	(147)	(6,081)	—	(5,974)
Share based compensation	—	—	6,147	—	6,147
Loss on disposition of assets	318	11	—	—	329
(Gain) loss from unconsolidated affiliates	(27)	—	871	—	844
Inter-company transactions	(17,065)	14,669	4,728	(2,332)	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(329)	799	(6,029)	475	(5,084)
(Increase) decrease in inventories	(369)	66	(9)	—	(312)
Increase in other assets	(13,604)	(23,462)	(4,191)	23,805	(17,452)
Increase (decrease) in trade payables	(5,227)	(1,465)	19	—	(6,673)
Decrease in accrued interest	(35)	—	(6,359)	—	(6,394)
Increase in other liabilities	7,717	1,979	24,575	(24,285)	9,986
Net cash flows provided by operating activities	70,805	7,523	4,474	—	82,802
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including change in construction payables	(24,597)	(3,946)	(102)	—	(28,645)
Issuance of third-party loans and advances	—	(750)	(2,598)	—	(3,348)
Payments received on third-party loans and advances	82	—	13,400	—	13,482
Increase in restricted cash, net	(22)	(131)	(51,251)	—	(51,404)
Proceeds from asset sales	146	—	—	—	146
Investments in unconsolidated affiliates	—	—	(500)	—	(500)
Investments in the New England Black Wolves	—	—	(250)	—	(250)
Inter-company transactions	(36,634)	(122)	24	36,732	—
Net cash flows provided by (used in) investing activities	(61,025)	(4,949)	(41,277)	36,732	(70,519)
Cash flows provided by (used in) financing activities:
Senior Secured Credit Facility borrowings - Revolving	376,000	—	—	—	376,000
Senior Secured Credit Facility repayments - Revolving	(355,000)	—	—	—	(355,000)
Senior Secured Credit Facility repayments - Term Loan A	(7,784)	—	—	—	(7,784)
Senior Secured Credit Facility repayments - Term Loan B	(26,404)	—	—	—	(26,404)
Line of Credit borrowings	251,577	—	—	—	251,577
Line of Credit repayments	(251,577)	—	—	—	(251,577)
Proceeds from issuance of Senior Unsecured Notes	100,000	—	—	—	100,000
New Downs Lodging Credit Facility borrowings - Term Loan	—	—	25,000	—	25,000
New Downs Lodging Credit Facility repayments - Term Loan	—	—	(781)	—	(781)
Downs Lodging Credit Facility repayments - Term Loan	—	—	(40,516)	—	(40,516)
Borrowings from Mohegan Tribe	—	—	22,500	—	22,500
Repayments to Mohegan Tribe	—	—	(10,000)	—	(10,000)
Repayments of other long-term debt	(242)	—	(13)	—	(255)

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Distributions to Mohegan Tribe	(21,200)	—	—	—	(21,200)
Payments of financing fees	(3,370)	—	(1,677)	—	(5,047)
Payments on capital lease obligations	(408)	(24)	—	24	(408)
Non-controlling interest contributions	—	—	47,568	—	47,568
Inter-company transactions	—	(5,522)	42,278	(36,756)	—
Net cash flows provided by (used in) financing activities	61,592	(5,546)	84,359	(36,732)	103,673
Net increase (decrease) in cash and cash equivalents	71,372	(2,972)	47,556	—	115,956
Effect of exchange rate on cash and cash equivalents	—	—	4,202	—	4,202
Cash and cash equivalents at beginning of period	42,093	22,167	1,494	—	65,754
Cash and cash equivalents at end of period	$113,465	$19,195	$53,252	$—	$185,912
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Six Months Ended March 31, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net income (loss)	$29,798	$(5,952)	$(10,075)	$15,188	$28,959
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	32,243	6,807	567	—	39,617
Relinquishment liability reassessment	(243)	—	—	—	(243)
Accretion of discount to the relinquishment liability	227	—	—	—	227
Cash paid for accretion of discount to the relinquishment liability	(778)	—	—	—	(778)
Amortization of debt issuance costs and discounts	3,657	—	159	—	3,816
Provision for losses on receivables	302	20	1,754	—	2,076
Impairment of Project Horizon	2,502	—	—	—	2,502
Loss on disposition of assets	817	2	—	—	819
Loss from unconsolidated affiliates	44	—	1,219	—	1,263
Inter-company transactions	(9,757)	21,841	3,099	(15,183)	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	3,225	(501)	(714)	433	2,443
Increase in inventories	(527)	(104)	—	—	(631)
Increase in other assets	(1,166)	(221)	(3,375)	(20)	(4,782)
Increase (decrease) in trade payables	(5,084)	(3,385)	23	—	(8,446)
Increase (decrease) in accrued interest	(66)	—	1,283	—	1,217
Increase (decrease) in other liabilities	11,627	1,434	(4,653)	(418)	7,990
Net cash flows provided by (used in) operating activities	66,821	19,941	(10,713)	—	76,049
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including change in construction payables	(5,474)	(1,691)	(577)	—	(7,742)
Issuance of third-party loans and advances	—	—	(1,135)	—	(1,135)
Payments received on third-party loans	77	—	—	—	77
Increase in restricted cash, net	(23)	(1,687)	—	—	(1,710)
Proceeds from asset sales	1,558	—	—	—	1,558
Investments in the New England Black Wolves	—	—	(500)	—	(500)
Inter-company transactions	456	(10,512)	26	10,030	—
Net cash flows used in investing activities	(3,406)	(13,890)	(2,186)	10,030	(9,452)
Cash flows provided by (used in) financing activities:
Senior Secured Credit Facility borrowings - Revolving	212,000	—	—	—	212,000
Senior Secured Credit Facility repayments - Revolving	(199,000)	—	—	—	(199,000)
Senior Secured Credit Facility repayments - Term Loan A	(3,125)	—	—	—	(3,125)
Senior Secured Credit Facility repayments - Term Loan B	(3,650)	—	—	—	(3,650)
Line of Credit borrowings	221,831	—	—	—	221,831
Line of Credit repayments	(224,459)	—	—	—	(224,459)
Repayments of other long-term debt	(9,780)	—	(46)	—	(9,826)
Principal portion of relinquishment liability payments	(24,400)	—	—	—	(24,400)
Distributions to Mohegan Tribe	(20,000)	—	—	—	(20,000)
Payments on capital lease obligations	(527)	(26)	—	26	(527)
Inter-company transactions	—	(4,034)	14,090	(10,056)	—
Net cash flows provided by (used in) financing activities	(51,110)	(4,060)	14,044	(10,030)	(51,156)
Net increase in cash and cash equivalents	12,305	1,991	1,145	—	15,441
Cash and cash equivalents at beginning of period	33,939	14,767	402	—	49,108
Cash and cash equivalents at end of period	$46,244	$16,758	$1,547	$—	$64,549
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

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
Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:
Casino of the Earth
As of March 31, 2016, Casino of the Earth offered:

•	approximately 180,000 square feet of gaming space;

•	approximately 2,570 slot machines and 140 table games, including blackjack, roulette and craps;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

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

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars;

•	COMIX, an approximately 415-seat comedy club and craft beer bar operated by a third-party; and

•	the Wolf Den, an approximately 10,000-square-foot, 275-seat lounge featuring live entertainment seven days a week.
Casino of the Sky
As of March 31, 2016, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,030 slot machines and 105 table games, including blackjack, roulette and craps;

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

•	The Shops at Mohegan Sun containing 28 retail shops, five of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret theatre;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Lansdowne Irish Pub and Music House with restaurant seating of approximately 205, Avalon Nightclub and Vista Lounge, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.
Casino of the Wind
As of March 31, 2016, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 520 slot machines, 25 table games, including blackjack, roulette and craps, and a 42-table themed poker room;

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
Mohegan Sun Pocono currently operates in an approximately 400,000-square-foot facility, which includes the following as of March 31, 2016:

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

Results of Operations
Summary Operating Results
As of March 31, 2016, we own and operate, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise and the Mohegan Sun Golf Club, and have partnered with an unrelated third-party to own and operate the New England Black Wolves franchise, or collectively, the Connecticut facilities, and the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania facilities. Our operations related to investments in unconsolidated affiliates and certain other Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$256,186	$240,285	$15,901	6.6%	$511,269	$486,063	$25,206	5.2%
Mohegan Sun Pocono	73,686	70,128	3,558	5.1%	146,710	140,524	6,186	4.4%
Corporate and other	3,190	1,283	1,907	148.6%	9,542	3,114	6,428	206.4%
Inter-segment revenues	(1,273)	(1,273)	—	—	(2,546)	(2,546)	—	—
Total	$331,789	$310,423	$21,366	6.9%	$664,975	$627,155	$37,820	6.0%
Income (loss) from operations:
Mohegan Sun	$61,677	$46,598	$15,079	32.4%	$120,731	$94,016	$26,715	28.4%
Mohegan Sun Pocono	10,732	10,102	630	6.2%	19,738	18,581	1,157	6.2%
Corporate and other	(12,151)	(7,693)	(4,458)	(57.9)%	(10,135)	(13,817)	3,682	26.6%
Total	$60,258	$49,007	$11,251	23.0%	$130,334	$98,780	$31,554	31.9%
Net income attributable to Mohegan Tribal Gaming Authority	$30,485	$15,032	$15,453	102.8%	$62,404	$29,798	$32,606	109.4%
Operating margin:
Mohegan Sun	24.1%	19.4%	4.7%	24.2%	23.6%	19.3%	4.3%	22.3%
Mohegan Sun Pocono	14.6%	14.4%	0.2%	1.4%	13.5%	13.2%	0.3%	2.3%
Total	18.2%	15.8%	2.4%	15.2%	19.6%	15.8%	3.8%	24.1%

The most significant factors and trends that we believe impacted our operating and financial performance were as follows:

•	higher gaming revenues at both Mohegan Sun and Mohegan Sun Pocono;

•	higher Corporate revenues;

•	various strategic operational and marketing and promotional changes designed to lower operating costs and expenses, enhance operating efficiency and improve profitability;

•	favorable weather conditions;

•	competitive gaming markets;

•	lower interest expense; and

•	non-cash share based compensation totaling $6.1 million to a non-employee for services rendered in connection with our successful pursuit of a casino license in South Korea.
Net revenues for the three months and six months ended March 31, 2016 compared to the same periods in the prior year increased primarily as a result of higher gaming revenues at both Mohegan Sun and Mohegan Sun Pocono, combined with increased Corporate revenues.
Income from operations for the three months and six months ended March 31, 2016 compared to the same periods in the prior year increased primarily due to the growth in net revenues.
Net income attributable to the Authority for the three months and six months ended March 31, 2016 compared to the same periods in the prior year increased primarily as a result of the growth in income from operations.
Mohegan Sun
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Gaming	$228,119	$210,035	$18,084	8.6%	$452,689	$422,578	$30,111	7.1%
Food and beverage	14,121	14,596	(475)	(3.3)%	29,115	30,486	(1,371)	(4.5)%
Hotel	10,692	10,930	(238)	(2.2)%	21,673	21,919	(246)	(1.1)%
Retail, entertainment and other	20,234	21,990	(1,756)	(8.0)%	43,406	47,548	(4,142)	(8.7)%
Gross revenues	273,166	257,551	15,615	6.1%	546,883	522,531	24,352	4.7%
Less-Promotional allowances	16,980	17,266	(286)	(1.7)%	35,614	36,468	(854)	(2.3)%
Net revenues	$256,186	$240,285	$15,901	6.6%	$511,269	$486,063	$25,206	5.2%
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
Gaming	83.5%	81.6%	82.8%	80.9%
Food and beverage	5.2%	5.7%	5.3%	5.8%
Hotel	3.9%	4.2%	4.0%	4.2%
Retail, entertainment and other	7.4%	8.5%	7.9%	9.1%
Total	100.0%	100.0%	100.0%	100.0%

Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Food and beverage	$5,703	$5,946	$(243)	(4.1)%	$11,560	$12,566	$(1,006)	(8.0)%
Hotel	3,479	3,396	83	2.4%	6,859	6,860	(1)	—%
Retail, entertainment and other	7,798	7,924	(126)	(1.6)%	17,195	17,042	153	0.9%
Total	$16,980	$17,266	$(286)	(1.7)%	$35,614	$36,468	$(854)	(2.3)%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Food and beverage	$5,435	$5,789	$(354)	(6.1)%	$10,838	$12,029	$(1,191)	(9.9)%
Hotel	1,686	1,472	214	14.5%	3,280	3,026	254	8.4%
Retail, entertainment and other	7,304	7,305	(1)	—%	16,198	15,922	276	1.7%
Total	$14,425	$14,566	$(141)	(1.0)%	$30,316	$30,977	$(661)	(2.1)%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Slots:
Handle	$1,812,771	$1,657,098	$155,673	9.4%	$3,578,573	$3,414,293	$164,280	4.8%
Gross revenues	$147,399	$137,310	$10,089	7.3%	$290,346	$283,282	$7,064	2.5%
Net revenues	$141,524	$131,965	$9,559	7.2%	$279,926	$272,300	$7,626	2.8%
Free promotional slot plays (1)	$15,288	$13,471	$1,817	13.5%	$30,048	$27,242	$2,806	10.3%
Weighted average number of machines (in units)	5,140	5,335	(195)	(3.7)%	5,143	5,345	(202)	(3.8)%
Hold percentage (gross)	8.1%	8.3%	(0.2)%	(2.4)%	8.1%	8.3%	(0.2)%	(2.4)%
Win per unit per day (gross) (in dollars)	$315	$286	$29	10.1%	$308	$291	$17	5.8%
Table games:
Drop	$458,913	$426,011	$32,902	7.7%	$923,773	$880,143	$43,630	5.0%
Revenues	$83,020	$74,591	$8,429	11.3%	$165,840	$143,190	$22,650	15.8%
Weighted average number of games (in units)	273	283	(10)	(3.5)%	270	284	(14)	(4.9)%
Hold percentage (2)	18.1%	17.5%	0.6%	3.4%	18.0%	16.3%	1.7%	10.4%
Win per unit per day (in dollars)	$3,338	$2,927	$411	14.0%	$3,354	$2,774	$580	20.9%
Poker:
Revenues	$2,668	$2,522	$146	5.8%	$5,085	$5,168	$(83)	(1.6)%
Weighted average number of tables (in units)	42	42	—	—	42	42	—	—
Revenue per unit per day (in dollars)	$698	$667	$31	4.6%	$662	$676	$(14)	(2.1)%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months and six months ended March 31, 2016 compared to the same periods in the prior year increased primarily as a result of higher table game and slot revenues. The growth in both table game and slot revenues reflected higher volumes and favorable weather conditions. Table game revenues also benefited from higher hold percentages driven, in part, by greater efforts directed at the high-end table game segment.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Meals served	631	676	(45)	(6.7)%	1,282	1,411	(129)	(9.1)%
Average price per meal served (in dollars)	$16.31	$16.05	$0.26	1.6%	$16.43	$15.94	$0.49	3.1%

Food and beverage revenues for the three months and six months ended March 31, 2016 compared to the same periods in the prior year declined primarily due to the decreases in meals served. The decreases in meals served primarily reflected the replacement of a Mohegan Sun-owned food and beverage outlet with a third-party operator.

The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Rooms occupied	106	103	3	2.9%	212	209	3	1.4%
Occupancy rate	98.6%	97.7%	0.9%	0.9%	98.4%	97.9%	0.5%	0.5%
Average daily room rate (in dollars)	$95	$99	$(4)	(4.0)%	$96	$98	$(2)	(2.0)%
Revenue per available room (in dollars)	$94	$97	$(3)	(3.1)%	$94	$96	$(2)	(2.1)%

Hotel revenues for the three months and six months ended March 31, 2016 compared to the same periods in the prior year decreased primarily as a result of the declines in average daily room rate, reflecting a shift in hotel occupancy from higher paying transient guests to groups and casino patrons.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Arena events (in events)	24	28	(4)	(14.3)%	50	54	(4)	(7.4)%
Arena tickets	136	155	(19)	(12.3)%	286	319	(33)	(10.3)%
Average price per arena ticket (in dollars)	$37.31	$44.54	$(7.23)	(16.2)%	$43.95	$50.86	$(6.91)	(13.6)%

Retail, entertainment and other revenues for the three months and six months ended March 31, 2016 compared to the same periods in the prior year declined primarily due to lower entertainment revenues resulting from reductions in the number of shows held at the Mohegan Sun Arena, including fewer headliner shows. The decreases in retail, entertainment and other revenues also reflected lower gasoline revenues driven by a decline in the average price per gallon of gasoline.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Gaming	$115,035	$109,633	$5,402	4.9%	$232,778	$228,060	$4,718	2.1%
Food and beverage	8,132	8,488	(356)	(4.2)%	16,665	17,278	(613)	(3.5)%
Hotel	3,537	3,313	224	6.8%	7,172	6,731	441	6.6%
Retail, entertainment and other	8,085	9,303	(1,218)	(13.1)%	17,162	21,005	(3,843)	(18.3)%
Advertising, general and administrative	43,927	41,071	2,856	7.0%	85,172	79,687	5,485	6.9%
Depreciation and amortization	15,436	16,352	(916)	(5.6)%	31,271	32,966	(1,695)	(5.1)%
Loss on disposition of assets	357	80	277	346.3%	318	817	(499)	(61.1)%
Severance	—	3,244	(3,244)	(100.0)%	—	3,244	(3,244)	(100.0)%
Impairment of Project Horizon	—	2,502	(2,502)	(100.0)%	—	2,502	(2,502)	(100.0)%
Relinquishment liability reassessment	—	(299)	299	100.0%	—	(243)	243	100.0%
Total	$194,509	$193,687	$822	0.4%	$390,538	$392,047	$(1,509)	(0.4)%

Gaming costs and expenses for the three months and six months ended March 31, 2016 compared to the same periods in the prior year increased primarily as a result of higher combined slot win and free promotional slot play contribution expenses commensurate with the increases in slot revenues. The increases in gaming costs and expenses also resulted from increased promotional expenses related to the high-end table game segment and higher costs related to coupon and Momentum Dollar redemptions at third-party outlets. Gaming costs and expenses for the six months ended March 31, 2016 reflected reduced payroll costs and lower costs related to Momentum Dollar redemptions at Mohegan Sun-owned outlets. Expenses associated with the combined slot win and free promotional slot play contributions totaled $36.8 million and $72.6 million for the three months and six months ended March 31, 2016, respectively, and $34.3 million and $70.8 million for the three months and six months ended March 31, 2015, respectively. Gaming costs and expenses as a percentage of gaming revenues were 50.4% and 51.4% for the three months and six months ended March 31, 2016, respectively, and 52.2% and 54.0% for the three months and six months ended March 31, 2015, respectively.
Food and beverage costs and expenses for the three months and six months ended March 31, 2016 compared to the same periods in the prior year declined primarily due to lower payroll costs and cost of goods sold, partially offset by lower amounts of food and beverage complimentaries related costs being allocated to gaming costs and expenses. These results were driven by the replacement of a Mohegan Sun-owned food and beverage outlet with a third-party operator.
Hotel costs and expenses for the three months and six months ended March 31, 2016 compared to the same periods in the prior year increased primarily as a result of higher payroll and other operating costs driven, in part, by an increase in hotel occupancy, as well as new initiatives directed at our group business. These results were partially offset by higher amounts of hotel complimentaries related costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the three months and six months ended March 31, 2016 compared to the same periods in the prior year decreased primarily due to lower direct entertainment costs resulting from the reductions in the number of shows held at the Mohegan Sun Arena, including fewer headliner shows. The decreases in retail, entertainment and other costs and expenses also reflected lower gasoline cost of goods sold commensurate with the declines in gasoline revenues.
Advertising, general and administrative costs and expenses for the three months and six months ended March 31, 2016 compared to the same periods in the prior year increased primarily as a result of higher payroll costs, partially offset by lower utility costs.
Mohegan Sun Pocono
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Gaming	$68,566	$64,981	$3,585	5.5%	$136,393	$130,172	$6,221	4.8%
Food and beverage	7,062	6,523	539	8.3%	14,085	13,304	781	5.9%
Hotel	1,388	1,343	45	3.4%	2,744	2,580	164	6.4%
Retail, entertainment and other	2,103	2,088	15	0.7%	4,298	4,260	38	0.9%
Gross revenues	79,119	74,935	4,184	5.6%	157,520	150,316	7,204	4.8%
Less-Promotional allowances	5,433	4,807	626	13.0%	10,810	9,792	1,018	10.4%
Net revenues	$73,686	$70,128	$3,558	5.1%	$146,710	$140,524	$6,186	4.4%
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
Gaming	86.7%	86.7%	86.6%	86.6%
Food and beverage	8.9%	8.7%	8.9%	8.9%
Hotel	1.7%	1.8%	1.8%	1.7%
Retail, entertainment and other	2.7%	2.8%	2.7%	2.8%
Total	100.0%	100.0%	100.0%	100.0%
Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Food and beverage	$4,461	$3,899	$562	14.4%	$8,779	$7,781	$998	12.8%
Hotel	451	425	26	6.1%	906	871	35	4.0%
Retail, entertainment and other	521	483	38	7.9%	1,125	1,140	(15)	(1.3)%
Total	$5,433	$4,807	$626	13.0%	$10,810	$9,792	$1,018	10.4%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Food and beverage	$2,861	$2,580	$281	10.9%	$5,702	$5,270	$432	8.2%
Hotel	680	626	54	8.6%	1,378	1,355	23	1.7%
Retail, entertainment and other	512	567	(55)	(9.7)%	1,114	1,153	(39)	(3.4)%
Total	$4,053	$3,773	$280	7.4%	$8,194	$7,778	$416	5.3%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Slots:
Handle	$686,530	$612,711	$73,819	12.0%	$1,353,370	$1,236,773	$116,597	9.4%
Gross revenues	$55,560	$50,331	$5,229	10.4%	$110,114	$102,277	$7,837	7.7%
Net revenues	$55,472	$50,172	$5,300	10.6%	$109,932	$101,968	$7,964	7.8%
Free promotional slot plays (1)	$11,159	$11,037	$122	1.1%	$22,818	$21,892	$926	4.2%
Weighted average number of machines (in units)	2,331	2,332	(1)	—%	2,330	2,332	(2)	(0.1)%
Hold percentage (gross)	8.1%	8.2%	(0.1)%	(1.2)%	8.1%	8.2%	(0.1)%	(1.2)%
Win per unit per day (gross) (in dollars)	$262	$239	$23	9.6%	$258	$240	$18	7.5%
Table games:
Drop	$54,137	$56,572	$(2,435)	(4.3)%	$110,106	$115,410	$(5,304)	(4.6)%
Revenues	$10,399	$12,353	$(1,954)	(15.8)%	$20,908	$22,745	$(1,837)	(8.1)%
Weighted average number of games (in units)	73	73	—	—	73	73	—	—
Hold percentage (2)	19.2%	21.8%	(2.6)%	(11.9)%	19.0%	19.7%	(0.7)%	(3.6)%
Win per unit per day (in dollars)	$1,565	$1,880	$(315)	(16.8)%	$1,566	$1,722	$(156)	(9.1)%
Poker:
Revenues	$846	$827	$19	2.3%	$1,571	$1,591	$(20)	(1.3)%
Weighted average number of tables (in units)	18	18	—	—	18	18	—	—
Revenue per unit per day (in dollars)	$516	$511	$5	1.0%	$477	$486	$(9)	(1.9)%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months and six months ended March 31, 2016 compared to the same periods in the prior year increased primarily as a result of higher slot revenues which benefited from increased volumes. We believe the growth in slot volumes reflected strong patron response to our promotional offers and favorable weather conditions. These results were partially offset by lower table game revenues driven by the declines in both drop and hold percentages.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Meals served	158	152	6	3.9%	316	317	(1)	(0.3)%
Average price per meal served (in dollars)	$19.97	$18.75	$1.22	6.5%	$19.87	$18.65	$1.22	6.5%
Food and beverage revenues for the three months and six months ended March 31, 2016 compared to the same periods in the prior year increased primarily due to higher complimentary food and beverage revenues driven by changes in our promotional offers.

The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Rooms occupied	21	20	1	5.0%	42	40	2	5.0%
Occupancy rate	95.7%	93.7%	2.0%	2.1%	95.9%	93.0%	2.9%	3.1%
Average daily room rate (in dollars)	$62	$62	$—	—	$61	$60	$1	1.7%
Revenue per available room (in dollars)	$60	$58	$2	3.4%	$59	$56	$3	5.4%

Hotel revenues for the three months and six months ended March 31, 2016 compared to the same periods in the prior year increased primarily due to higher hotel occupancy by casino patrons and transient guests.
Retail, entertainment and other revenues for the three months and six months ended March 31, 2016 compared to the same periods in the prior year were relatively flat.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Gaming	$48,730	$46,033	$2,697	5.9%	$97,980	$93,705	$4,275	4.6%
Food and beverage	1,677	1,741	(64)	(3.7)%	3,468	3,762	(294)	(7.8)%
Hotel	1,419	1,376	43	3.1%	2,813	2,674	139	5.2%
Retail, entertainment and other	245	274	(29)	(10.6)%	657	816	(159)	(19.5)%
Advertising, general and administrative	7,919	7,538	381	5.1%	16,050	14,737	1,313	8.9%
Depreciation and amortization	2,964	2,938	26	0.9%	5,993	6,121	(128)	(2.1)%
Loss on disposition of assets	—	—	—	—	11	2	9	450.0%
Severance	—	126	(126)	(100.0)%	—	126	(126)	(100.0)%
Total	$62,954	$60,026	$2,928	4.9%	$126,972	$121,943	$5,029	4.1%
Gaming costs and expenses for the three months and six months ended March 31, 2016 compared to the same periods in the prior year increased primarily as a result of higher Pennsylvania slot machine tax expenses commensurate with the increases in slot revenues. Gaming costs and expenses for the three months and six months ended March 31, 2016 also reflected increased promotional expenses and higher costs related to Momentum Dollar redemptions at third-party outlets. These results were partially offset by lower Pennsylvania table game tax expenses commensurate with the declines in table game revenues. Expenses associated with the Pennsylvania slot machine tax totaled $30.3 million and $60.7 million for the three months and six months ended March 31, 2016, respectively, and $28.4 million and $57.6 million for the three months and six months ended March 31, 2015, respectively. Expenses associated with the Pennsylvania table game tax totaled $1.5 million and $3.1 million for the three months and six months ended March 31, 2016, respectively, and $1.8 million and $3.4 million for the three months and six months ended March 31, 2015, respectively. Gaming costs and expenses as a percentage of gaming revenues were 71.1% and 71.8% for the three months and six months ended March 31, 2016, respectively, and 70.8% and 72.0% for the three months and six months ended March 31, 2015, respectively.
Food and beverage costs and expenses for the three months and six months ended March 31, 2016 compared to the same periods in the prior year decreased primarily due to higher amounts of food and beverage complimentaries related costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the three months and six months ended March 31, 2016 compared to the same periods in the prior year increased primarily as a result of higher payroll costs and lease expenses, partially offset by higher amounts of hotel complimentaries related costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the three months and six months ended March 31, 2016 compared to the same periods in the prior year declined primarily due to lower entertainment costs driven by reductions in the number of shows held at our 1,500-seat entertainment venue.

Advertising, general and administrative costs and expenses for the three months and six months ended March 31, 2016 compared to the same periods in the prior year increased primarily as a result of higher payroll and other professional consulting costs, partially offset by lower utility costs.
Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Gross revenues	$3,212	$1,302	$1,910	146.7%	$9,587	$3,144	$6,443	204.9%
Less-Promotional allowances	22	19	3	15.8%	45	30	15	50.0%
Net revenues	$3,190	$1,283	$1,907	148.6%	$9,542	$3,114	$6,428	206.4%

Expenses	$15,072	$8,702	$6,370	73.2%	$19,144	$16,401	$2,743	16.7%
Depreciation and amortization	269	274	(5)	(1.8)%	533	530	3	0.6%
Total expenses	$15,341	$8,976	$6,365	70.9%	$19,677	$16,931	$2,746	16.2%

Corporate and other revenues for the three months and six months ended March 31, 2016 compared to the same periods in the prior year increased primarily as a result of development and management fees earned in connection with our development arrangement for the Cowlitz Project and our management arrangement with Resorts Casino Hotel.
Corporate and other expenses for the three months and six months ended March 31, 2016 compared to the same periods in the prior year increased primarily due to additional costs and expenses related to our successful pursuit of a casino license in South Korea, including non-cash share based compensation totaling $6.1 million to a non-employee. Corporate and other expenses for the six months ended March 31, 2016 reflected a reduction in the reserve against reimbursable costs and expenses advanced by us to the Cowlitz Project following the Cowlitz Tribe’s closing of its financing for the Cowlitz Project in December 2015.
Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Accretion of discount to the relinquishment liability (1)	$—	$—	$—	—	$—	$(227)	$227	100.0%
Interest income (2)	2,055	1,814	241	13.3%	4,185	3,648	537	14.7%
Interest expense	(34,198)	(35,777)	1,579	4.4%	(68,345)	(72,032)	3,687	5.1%
Loss on early extinguishment of debt (3)	—	—	—	—	(207)	—	(207)	(100.0)%
Other expense, net (4)	(458)	(482)	24	5.0%	(860)	(1,210)	350	28.9%
Total other expense	$(32,601)	$(34,445)	$1,844	5.4%	$(65,227)	$(69,821)	$4,594	6.6%
_________

(1)	Represented accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Primarily represented interest earned on long-term receivables.

(3)	Represented financing fees expensed in connection with the refinancing of the prior Downs Lodging Credit Facility.

(4)	Primarily represented loss from unconsolidated affiliates.
Interest expense for the three months and six months ended March 31, 2016 compared to the same periods in the prior year declined as a result of lower weighted average interest rate. Weighted average interest rate was 7.7% and 7.8% for the three months and six months ended March 31, 2016, respectively, compared to 8.2% and 8.3% for the three months and six months ended March 31, 2015, respectively. Weighted average outstanding debt was $1.78 billion and $1.76 billion for the three months and six months ended March 31, 2016, respectively, compared to $1.74 billion and $1.75 billion for the three months and six months ended March 31, 2015, respectively.

Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, our operating results for the three months and six months ended March 31, 2016 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Six Months Ended March 31,
	2016	2015	Variance	Percentage Variance
Net cash provided by operating activities	$82,802	$76,049	$6,753	8.9%
Net cash used in investing activities	(70,519)	(9,452)	(61,067)	(646.1)%
Net cash provided by (used in) financing activities	103,673	(51,156)	154,829	N.M.
Net increase in cash and cash equivalents	$115,956	$15,441	$100,515	651.0%
_________
N.M. - Not meaningful.
As of March 31, 2016 and September 30, 2015, we held cash and cash equivalents of $185.9 million and $65.8 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, amortization of debt issuance costs, premiums and discounts and provisions and recoveries for losses on receivables.
The increase in cash provided by operating activities for the six months ended March 31, 2016 compared to the same period in the prior year primarily resulted from increased net income after factoring in non-cash items, partially offset by higher working capital requirements.
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
The increase in cash used in investing activities for the six months ended March 31, 2016 compared to the same period in the prior year was primarily driven by restricted cash held by Inspire Integrated Resort Co., Ltd, or Inspire Integrated Resort, in connection with its joint venture arrangement to develop and build an integrated resort at Incheon International Airport in South Korea. The increase in cash used in investing activities for the six months ended March 31, 2016 also resulted from increased capital expenditures and higher reimbursable costs and expenses advanced by us to the Cowlitz Project. These results were partially offset by a partial repayment of reimbursable costs and expenses advanced by us to the Cowlitz Project following the Cowlitz Tribe’s closing of its financing for the Cowlitz Project in December 2015.
The increase in cash provided by financing activities for the six months ended March 31, 2016 compared to the same period in the prior year was primarily driven by increased borrowings to pursue new development opportunities and for general corporate purposes and contributions from members related to Inspire Integrated Resort's joint venture arrangement to develop and build an integrated resort at Incheon International Airport in South Korea.

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
As of March 31, 2016, amounts outstanding under the revolving facility, term loan A facility and term loan B facility totaled $42.0 million, $103.1 million and $780.2 million, respectively. As of March 31, 2016, letters of credit issued under the revolving facility totaled $2.5 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, we had approximately $55.5 million of borrowing capacity under the revolving facility and line of credit as of March 31, 2016.
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
As of March 31, 2016, the $42.0 million outstanding under the revolving facility was comprised of an $18.0 million base rate loan based on a base rate of 3.50% plus 300 basis points and $24.0 million in Eurodollar rate loans based on a Eurodollar rate of 0.43% plus 400 basis points. The commitment fee was 0.50% as of March 31, 2016. As of March 31, 2016, interest on the $103.1 million outstanding under the term loan A facility was based on a Eurodollar rate of 0.43% plus 400 basis points. As of March 31, 2016, interest on the $780.2 million outstanding under the term loan B facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points.
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

Fiscal Quarters Ending:
March 31, 2016 and thereafter	6.00:1.00
Maximum secured leverage ratio covenant, or ratio of secured debt to annualized EBITDA, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
March 31, 2016 through June 30, 2016	3.25:1.00
September 30, 2016 and thereafter	3.00:1.00
Minimum fixed charge coverage ratio covenant, as defined under the senior secured credit facilities:

Fiscal Quarters Ending:
March 31, 2016 and thereafter	1.05:1.00
As of March 31, 2016, we and the Tribe were in compliance with all respective covenant requirements under the senior secured credit facilities.
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

In March 2014, we completed an offer to exchange the initial 2013 senior unsecured notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, with all outstanding notes being exchanged. Additionally, in

March 2016, we completed an offer to exchange the additional 2013 senior unsecured notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, with all outstanding notes being exchanged.
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
Facility Agreement for Senior Unsecured Notes
In November 2015, we entered into an agreement, or the facility agreement, by and among us, the Tribe and UBS AG, London Branch, or UBS. Pursuant to the facility agreement, we may issue, from time to time, to UBS or its designee, senior unsecured notes in an aggregate principal amount of up to $200.0 million, in varying amounts and with varying borrowing dates, maturities and interest rates, as agreed with UBS or its designee.
In November 2015, pursuant to the facility agreement, we entered into a note purchase agreement, or the note purchase agreement, by and among us, the Tribe and the purchaser named therein, or the purchaser. In accordance with the note purchase agreement, we issued floating rate senior notes in an aggregate principal amount of $100.0 million, or the 2015 senior unsecured notes, to the purchaser in a private offering that closed on November 20, 2015. The net proceeds from the 2015 senior unsecured notes were used to pursue new development opportunities and for general corporate purposes. The 2015 senior unsecured notes are senior unsecured obligations. Pursuant to a guarantee agreement dated November 20, 2015, certain of our subsidiaries, which are the same guarantors that guarantee our senior secured credit facilities and other senior unsecured and senior subordinated notes, have guaranteed the 2015 senior unsecured notes. The 2015 senior unsecured notes mature on December 15, 2017. The 2015 senior unsecured notes accrue interest at an annual rate equal to the LIBOR rate plus 4.45%, payable quarterly. As of March 31, 2016, interest on the 2015 senior unsecured notes was based on a LIBOR rate of 0.63% plus 4.45%.
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

In August 2013, we repurchased an aggregate principal amount of $69.0 million 2012 senior subordinated notes. In September 2015, we redeemed an additional aggregate principal amount of $175.0 million of 2012 senior subordinated notes. An aggregate principal amount of approximately $100.2 million 2012 senior subordinated notes remains outstanding as of March 31, 2016.
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
As of March 31, 2016, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures and other debt agreements.
We or our affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and our liquidity and covenant requirement restrictions, among other factors.
Line of Credit
In November 2013, we entered into a $16.5 million revolving credit facility with Bank of America, N.A., or the line of credit. The line of credit is coterminous with the senior secured credit facilities. Pursuant to provisions of the senior secured credit facilities, under certain circumstances, the line of credit may be converted into loans under the senior secured credit facilities. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. As of March 31, 2016, no amount was drawn on the line of credit. Borrowings under the line of credit are uncollateralized general obligations. The line of credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the senior secured credit facilities. As of March 31, 2016, we were in compliance with all covenant requirements under the line of credit.

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
In July 2015, Downs Lodging prepaid approximately $4.5 million of the Downs Lodging credit facility, plus accrued interest and fees. In November 2015, Downs Lodging repaid the remaining $40.5 million outstanding under the Downs Lodging credit facility, plus accrued interest and fees, with proceeds from a new credit agreement providing for a $25.0 million term loan from a third-party lender, or the new Downs Lodging credit facility, and a cash payment of the remaining amount, and terminated the prior Downs Lodging credit facility.
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
As of March 31, 2016, amounts outstanding under the new Downs Lodging credit facility totaled $24.2 million and interest was based on a Eurodollar rate of 0.50% plus 350 basis points.
The new Downs Lodging credit facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The new Downs Lodging credit facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. Additionally, the new Downs Lodging credit facility includes a financial maintenance covenant pertaining to minimum debt service coverage. As of March 31, 2016, Downs Lodging was in compliance with all covenant requirements under the new Downs Lodging credit facility.
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
In December 2015, the Cowlitz Tribe repaid $6.0 million of principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note on behalf of Salishan-Mohegan.
The 2012 Mohegan Tribe Minor’s Trust promissory note was further amended in December 2015, pursuant to which the interest rate was adjusted to an annual rate of 12.5% and accrued interest was adjusted to be payable quarterly, commencing March 31, 2016. In addition, as amended, principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note amortizes in equal quarterly amounts of $1.5 million, commencing March 31, 2016 through December 31, 2016, with the remaining principal amount due at maturity. An aggregate principal amount of $8.5 million of the 2012 Mohegan Tribe Minor’s Trust promissory note remains outstanding as of March 31, 2016.
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

2015 Mohegan Tribe Promissory Note
In November 2015, the Tribe made a $22.5 million loan to Mohegan Gaming Advisors, LLC, or the 2015 Mohegan Tribe promissory note. The 2015 Mohegan Tribe promissory note accrued interest at an annual rate of 5.0% and matured on April 15, 2016. A required principal payment of $8.5 million, plus accrued interest, was paid on January 15, 2016 with cash on hand. The remaining outstanding principal amount, plus accrued interest, was paid at maturity with cash on hand.
Capital Expenditures
The following table presents data related to capital expenditures (in millions):

	Capital Expenditures
	Six Months Ended	Remaining Forecasted	Total Forecasted
	March 31, 2016	Fiscal Year 2016	Fiscal Year 2016
Mohegan Sun:
Maintenance	$12.6	$13.4	$26.0
Development	5.4	13.4	18.8
Subtotal	18.0	26.8	44.8
Mohegan Sun Pocono:
Maintenance	1.8	3.2	5.0
Development	0.2	1.7	1.9
Subtotal	2.0	4.9	6.9
Corporate:
Maintenance	0.1	0.2	0.3
Subtotal	0.1	0.2	0.3
Total	$20.1	$31.9	$52.0
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun Pocono. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun Pocono through a combination of existing cash, cash flows provided by operating activities and draws under our revolving facility.

Interest Expense
The following table presents our interest expense (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
Senior secured credit facility - revolving	$534	$550	$945	$1,140
Senior secured credit facility - term loan A	1,400	1,603	2,850	3,279
Senior secured credit facility - term loan B	12,181	10,988	24,823	22,234
2013 9 3/4% senior unsecured notes	14,498	12,391	28,985	24,776
2015 senior unsecured notes	1,581	—	2,306	—
2005 6 7/8% senior subordinated notes	—	85	—	255
2012 11% senior subordinated notes	2,848	7,796	5,693	15,584
Line of credit	49	51	99	124
Downs Lodging credit facility	—	1,636	625	3,273
New Downs Lodging credit facility	371	—	520	—
2009 Mohegan Tribe promissory note	—	43	—	87
2012 Mohegan Tribe Minor's Trust promissory note	311	407	693	823
2013 Mohegan Tribe promissory note	73	73	148	148
2015 Mohegan Tribe promissory note	190	—	332	—
Capital leases	20	28	42	58
Amortization of debt issuance costs on revolving credit facilities	142	126	284	251
Total interest expense	$34,198	$35,777	$68,345	$72,032
Contractual Obligations
The following table presents estimated future payment obligations related to our debt and the timing of those payments as of March 31, 2016 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt, including current portions (excludes unamortized debt issuance costs, premiums and discounts)	$1,767,530	$47,190	$1,119,319	$15,501	$585,520
Interest payments on long-term debt and capital leases	463,778	125,744	194,926	114,589	28,519
Total	$2,231,308	$172,934	$1,314,245	$130,090	$614,039
 ________________________

(1)	Represents payment obligations from April 1, 2016 to March 31, 2017.
There has been no material change to the other contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, distributions to the Tribe and foreseeable capital expenditures for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for further details regarding risks relating to our sufficiency of resources. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, we had approximately $55.5 million of borrowing capacity under the revolving facility and line of credit as of March 31, 2016. Distributions to the Tribe are anticipated to total approximately $53.0 million for fiscal 2016.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of March 31, 2016, our primary exposure to market risk was interest rate risk associated with our senior secured credit facilities, 2015 senior unsecured notes and new Downs Lodging credit facility, all of which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the respective facility.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of March 31, 2016 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of March 31, 2016.

	Expected Maturity Date						Total	Fair Value
	2016	2017	2018	2019	2020	Thereafter
Liabilities (in thousands)
Long-term debt and capital lease obligations, including current portions (1):
Fixed rate	$18,010	$6,773	$101,270	$7,837	$341	$585,677	$719,908	$735,994
Average interest rate	6.2%	10.6%	10.9%	3.8%	—	9.7%	9.8%
Variable rate	$11,919	$23,839	$997,395	$3,125	$13,281	—	$1,049,559	$1,012,518
Average interest rate (2)	4.8%	4.9%	5.4%	4.8%	4.9%	—	5.3%
_________

(1)	Excludes unamortized debt issuance costs, premiums and discounts.

(2)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $10.5 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	May 16, 2016	By:	/S/ KEVIN P. BROWN
Kevin P. Brown Chairman and Member, Management Board

Date:	May 16, 2016	By:	/S/ ROBERT J. SOPER
Robert J. Soper President and Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	May 16, 2016	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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