Form 10-Q
period 2016-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2016-08-15
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$188,669	$65,754
Restricted cash	53,052	1,762
Receivables, net	39,091	53,944
Inventories	16,723	15,546
Prepaid expenses	16,194	9,033
Other current assets	6,048	9,497
Total current assets	319,777	155,536
Non-current assets:
Property and equipment, net	1,323,074	1,352,055
Goodwill	39,459	39,459
Other intangible assets, net	406,303	406,718
Other assets, net	80,772	66,365
Total assets	$2,169,385	$2,020,133
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$24,300	$49,194
Due to Mohegan Tribe	7,000	6,000
Current portion of capital leases	848	824
Trade payables	13,282	15,016
Construction payables	3,106	13,137
Accrued interest payable	22,521	12,055
Other current liabilities	147,684	141,280
Total current liabilities	218,741	237,506
Non-current liabilities:
Long-term debt, net of current portion	1,658,420	1,593,730
Due to Mohegan Tribe, net of current portion	7,420	17,420
Capital leases, net of current portion	882	1,521
Other long-term liabilities	2,353	1,915
Total liabilities	1,887,816	1,852,092
Commitments and Contingencies
Capital:
Retained earnings	223,444	169,452
Accumulated other comprehensive income	1,803	—
Mohegan Tribal Gaming Authority total capital	225,247	169,452
Non-controlling interests	56,322	(1,411)
Total capital	281,569	168,041
Total liabilities and capital	$2,169,385	$2,020,133
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
Gaming	$276,807	$284,713	$865,889	$837,463
Food and beverage	23,608	23,021	66,808	66,811
Hotel	14,222	12,700	38,639	37,199
Retail, entertainment and other	34,286	29,825	89,031	82,231
Gross revenues	348,923	350,259	1,060,367	1,023,704
Less-Promotional allowances	(25,496)	(25,220)	(71,965)	(71,510)
Net revenues	323,427	325,039	988,402	952,194
Operating costs and expenses:
Gaming	164,302	164,229	495,060	485,994
Food and beverage	10,674	10,323	30,807	31,363
Hotel	4,229	3,788	11,731	10,767
Retail, entertainment and other	12,872	12,447	30,691	34,268
Advertising, general and administrative	47,649	46,522	148,871	140,946
Corporate	7,520	7,119	26,601	23,400
Depreciation and amortization	18,172	19,086	55,969	58,703
Loss on disposition of assets	12	26	341	845
Severance	—	—	—	3,370
Impairment of Project Horizon	—	—	—	2,502
Relinquishment liability reassessment	—	—	—	(243)
Total operating costs and expenses	265,430	263,540	800,071	791,915
Income from operations	57,997	61,499	188,331	160,279
Other income (expense):
Accretion of discount to the relinquishment liability	—	—	—	(227)
Interest income	2,284	1,906	6,469	5,554
Interest expense	(33,949)	(35,660)	(102,294)	(107,692)
Loss on modification and early extinguishment of debt	(277)	—	(484)	—
Other expense, net	(495)	(50)	(1,355)	(1,260)
Total other expense	(32,437)	(33,804)	(97,664)	(103,625)
Net income	25,560	27,695	90,667	56,654
(Income) loss attributable to non-controlling interests	478	439	(2,225)	1,278
Net income attributable to Mohegan Tribal Gaming Authority	$26,038	$28,134	$88,442	$57,932
Comprehensive income:
Foreign currency translation	(606)	—	3,596	—
Other comprehensive income (loss)	(606)	—	3,596	—
Other comprehensive (income) loss attributable to non-controlling interests	384	—	(1,793)	—
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	(222)	—	1,803	—
Comprehensive income attributable to Mohegan Tribal Gaming Authority	$25,816	$28,134	$90,245	$57,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mohegan Tribal Gaming Authority Total Capital	Non-controlling Interests	Total Capital
Balance, March 31, 2016	$210,656	$2,025	$212,681	$57,184	$269,865
Net income (loss)	26,038	—	26,038	(478)	25,560
Foreign currency translation adjustment	—	(222)	(222)	(384)	(606)
Distributions to Mohegan Tribe	(13,250)	—	(13,250)	—	(13,250)
Balance, June 30, 2016	$223,444	$1,803	$225,247	$56,322	$281,569

Balance, September 30, 2015	$169,452	$—	$169,452	$(1,411)	$168,041
Net income	88,442	—	88,442	2,225	90,667
Foreign currency translation adjustment	—	1,803	1,803	1,793	3,596
Contributions from members	—	—	—	47,568	47,568
Share based compensation	—	—	—	6,147	6,147
Distributions to Mohegan Tribe	(34,450)	—	(34,450)	—	(34,450)
Balance, June 30, 2016	$223,444	$1,803	$225,247	$56,322	$281,569

Balance, March 31, 2015	$134,856	$—	$134,856	$5	$134,861
Net income (loss)	28,134	—	28,134	(439)	27,695
Distributions to Mohegan Tribe	(12,500)	—	(12,500)	—	(12,500)
Balance, June 30, 2015	$150,490	$—	$150,490	$(434)	$150,056

Balance, September 30, 2014	$125,058	$—	$125,058	$(231)	$124,827
Net income (loss)	57,932	—	57,932	(1,278)	56,654
Contributions from members	—	—	—	1,075	1,075
Distributions to Mohegan Tribe	(32,500)	—	(32,500)	—	(32,500)
Balance, June 30, 2015	$150,490	$—	$150,490	$(434)	$150,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	June 30, 2016	June 30, 2015
Cash flows provided by (used in) operating activities:
Net income	$90,667	$56,654
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	55,969	58,703
Relinquishment liability reassessment	—	(243)
Accretion of discount to the relinquishment liability	—	227
Cash paid for accretion of discount to the relinquishment liability	—	(778)
Loss on early extinguishment of debt	207	—
Payments of discounts	(2,717)	—
Amortization of debt issuance costs, premiums and discounts	7,252	5,757
Provision (recovery) for losses on receivables	(5,075)	3,399
Share based compensation	6,147	—
Impairment of Project Horizon	—	2,502
Loss on disposition of assets	341	845
Loss from unconsolidated affiliates	1,338	1,302
Changes in operating assets and liabilities:
Increase in receivables	(4,705)	(282)
Increase in inventories	(1,177)	(972)
Increase in prepaid and other assets	(11,380)	(6,317)
Decrease in trade payables	(1,676)	(9,803)
Increase in accrued interest	10,466	20,059
Increase in other liabilities	8,148	13,430
Net cash flows provided by operating activities	153,805	144,483
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including decreases in construction payables of $10,031 and $3,302, respectively	(37,726)	(12,081)
Issuance of third-party loans and advances	(4,229)	(2,201)
Payments received on third-party loans and advances	13,524	117
Increase in restricted cash, net	(47,422)	(782)
Proceeds from asset sales	161	1,577
Investments in unconsolidated affiliates	(100)	—
Investments in the New England Black Wolves	—	(500)
Net cash flows used in investing activities	(75,792)	(13,870)
Cash flows provided by (used in) financing activities:
Senior Secured Credit Facility borrowings - Revolving	521,000	299,000
Senior Secured Credit Facility repayments - Revolving	(523,000)	(328,000)
Senior Secured Credit Facility repayments - Term Loan A	(10,892)	(5,469)
Senior Secured Credit Facility repayments - Term Loan B	(28,430)	(3,650)
Line of Credit borrowings	387,781	332,124
Line of Credit repayments	(387,781)	(335,165)
Proceeds from issuance of Senior Unsecured Notes	100,000	—
New Downs Lodging Credit Facility borrowings - Term Loan	25,000	—
New Downs Lodging Credit Facility repayments - Term Loan	(1,562)	—
Downs Lodging Credit Facility repayments - Term Loan	(40,516)	—
Borrowings from Mohegan Tribe	22,500	—
Repayments to Mohegan Tribe	(25,500)	(875)
Repayments of other long-term debt	(624)	(9,900)
Principal portion of relinquishment liability payments	—	(24,400)
Distributions to Mohegan Tribe	(34,450)	(32,500)
Payments of financing fees	(5,081)	—
Payments on capital lease obligations	(615)	(726)
Payments to acquire non-controlling interests	(804)	—
Non-controlling interest contributions	47,568	—
Net cash flows provided by (used in) financing activities	44,594	(109,561)
Net increase in cash and cash equivalents	122,607	21,052
Effect of exchange rate on cash and cash equivalents	308	—
Cash and cash equivalents at beginning of period	65,754	49,108
Cash and cash equivalents at end of period	$188,669	$70,160

Supplemental disclosures:
Cash paid during the period for interest	$84,588	$80,600
Non-cash Senior Secured Credit Facility repayments - Term Loan A and Term Loan B	$5,179	$4,169
Non-cash repayments - Mohegan Tribe	$6,000	$—

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
As of June 30, 2016, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Lacrosse, LLC (“Mohegan Lacrosse”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”), MTGA Gaming, LLC (“MTGA Gaming”), Downs Lodging, LLC ("Downs Lodging") and Mohegan Gaming Advisors, LLC ("Mohegan Gaming Advisors").
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
Mohegan Gaming Advisors holds 100% membership interests in MGA Holding MA, LLC (“MGA Holding MA”) and MGA Gaming MA, LLC (“MGA Gaming MA”). MGA Holding MA holds a 100% membership interest in MGA Palmer Partners, LLC (“MGA Palmer Partners”). MGA Palmer Partners holds a 100% membership interest in Mohegan Sun Massachusetts, LLC ("Mohegan Sun Massachusetts"; Mohegan Sun Massachusetts, MGA Holding MA, MGA Gaming MA and MGA Palmer Partners are referred to collectively as the “Mohegan MA Entities”). The Mohegan MA Entities were formed to pursue potential gaming opportunities in the Commonwealth of Massachusetts.
Mohegan Gaming Advisors currently holds a 50.32% membership interest in Inspire Integrated Resort Co., Ltd ("Inspire Integrated Resort"). Inspire Integrated Resort was formed to pursue potential gaming opportunities in South Korea. In February 2016, Inspire Integrated Resort was awarded a pre-approval for a license to be issued upon the completion of construction of an integrated resort at Incheon International Airport in South Korea. On August 1, 2016, Inspire Integrated Resort entered into an implementation agreement with the Incheon International Airport Authority for the long-term lease and development of land at the project site adjacent to the airport.
Mohegan Gaming Advisors holds a 100% membership interest in MGNV, LLC ("MGNV"). MGNV was formed to pursue potential gaming, hospitality and entertainment opportunities in the State of Nevada.
Mohegan Gaming Advisors holds a 100% membership interest in MGLA, LLC ("MGLA"). MGLA was formed to pursue potential gaming, hospitality and entertainment opportunities in the State of Louisiana. In April 2016, MGLA entered into an agreement with the Tunica-Biloxi Gaming Authority to provide gaming, hospitality and entertainment consulting services to the Paragon Casino Resort in Marksville, Louisiana.
Mohegan Gaming Advisors holds a 100% membership interest in MGBR, LLC ("MGBR"). MGBR was formed to pursue potential gaming, hospitality and entertainment opportunities in South America.
The Authority holds a 50% membership interest in MMCT Venture, LLC, which was formed with the Mashantucket Pequot Tribe (the "MPT") to pursue potential additional gaming opportunities in the State of Connecticut.

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
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, the Authority's operating results for the three months and nine months ended June 30, 2016 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.
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
Restricted Cash
Restricted cash consists of deposits that are contractually restricted as to their withdrawal or use. Restricted cash primarily includes cash held by Inspire Integrated Resort in connection with its pre-approval for a license to build an integrated resort at Incheon International Airport in South Korea. In February 2016, KCC Corporation and its affiliates contributed approximately $50.0 million to Inspire Integrated Resort for a 49.81% membership interest in Inspire Integrated Resort. In July 2016, an additional $50.0 million of cash, classified as cash and cash equivalents on the June 30, 2016 condensed consolidated balance sheet, was reclassified as restricted cash.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The following table presents a reconciliation of long-term receivables, including current portions, and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Others	Total
Balance, March 31, 2016 (1)	$81,582	$2,527	$84,109
Additions:
Advances and other loans, including interest receivable	2,839	496	3,335
Development fees	1,446	—	1,446
Deductions:
Payments	(2,818)	(42)	(2,860)
Balance, June 30, 2016 (1)	$83,049	$2,981	$86,030

Balance, September 30, 2015 (1)	$100,527	$1,811	$102,338
Additions:
Advances and other loans, including interest receivable	7,273	1,294	8,567
Development fees	7,260	—	7,260
Deductions:
Payments (2)	(22,218)	(124)	(22,342)
Adjustments (3)	(9,793)	—	(9,793)
Balance, June 30, 2016 (1)	$83,049	$2,981	$86,030
__________

(1)	Includes interest receivable of $47.9 million, $45.7 million and $43.4 million as of June 30, 2016, March 31, 2016 and September 30, 2015, respectively.

(2)	Payments of receivables from affiliates primarily represent a partial repayment of the Salishan-Mohegan receivables.

(3)	Adjustments represent the write-off of the WTG receivables.

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Others	Total
Balance, March 31, 2016	$15,153	$37	$15,190
Additions:
Charges to bad debt expense	568	—	568
Deductions:
Adjustments	—	(37)	(37)
Balance, June 30, 2016	$15,721	$—	$15,721

Balance, September 30, 2015	$31,028	$42	$31,070
Additions:
Charges to bad debt expense	1,801	—	1,801
Deductions:
Adjustments (1)	(17,108)	(42)	(17,150)
Balance, June 30, 2016	$15,721	$—	$15,721
__________.

(1)	Adjustments to reserves for doubtful collection of receivables from affiliates include $7.3 million related to the Salishan-Mohegan receivables and $9.8 million related to the WTG receivables.
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
The carrying amount of cash and cash equivalents, receivables, trade payables and promissory notes and certain credit facilities approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	June 30, 2016
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$19,000	$18,355
Senior Secured Credit Facility - Term Loan A	$98,288	$97,938
Senior Secured Credit Facility - Term Loan B	$765,495	$771,754
2013 9 3/4% Senior Unsecured Notes	$578,273	$623,025
2015 Senior Unsecured Notes	$97,986	$97,625
2012 11% Senior Subordinated Notes	$99,217	$100,190
The estimated fair values of the Authority's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about June 30, 2016.
Share Based Compensation
The Authority accounts for share based compensation for non-employees in accordance with authoritative guidance pertaining to share based payments. Share based compensation is measured at the measurement date, based on the calculated fair value of the award, and is recognized over the requisite service period. Share based compensation is recognized as an operating expense and totaled $6.1 million for the nine months ended June 30, 2016.
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
Accumulated Other Comprehensive Income and Comprehensive Income
As of June 30, 2016, accumulated other comprehensive income consisted solely of foreign currency translation adjustments. Comprehensive income included net income attributable to the Authority and all other non-stockholder changes in equity for the three months and nine months ended June 30, 2016.
Additional Cash Flow Information
On June 30, 2016, the bank that administers the Authority’s debt service payments for its Senior Secured Credit Facilities made a required principal payment on behalf of the Authority totaling $5.2 million, but did not accordingly debit the Authority’s bank account for the payment. As of June 30, 2016, the Authority reflected this transaction as a reduction to current portion of long-term debt and a corresponding increase to other current liabilities. On the following banking day, the bank withdrew the $5.2 million from the Authority’s bank account, resulting in a reduction to the Authority’s cash and cash equivalents and other current liabilities. Accordingly, the Authority classified the payment made by the bank as a non-cash financing outflow and the related amount owed to the bank as a non-cash financing inflow in the accompanying condensed consolidated statement of cash flows for the nine months ended June 30, 2016.
In addition, in connection with the financing for the Cowlitz Project, the Cowlitz Tribe repaid $6.0 million of principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note on behalf of Salishan-Mohegan. Accordingly, the Authority classified this payment as a non-cash financing outflow and the related reduction to the Salishan-Mohegan receivables

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

as a non-cash investing inflow in the accompanying condensed consolidated statement of cash flows for the nine months ended June 30, 2016.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	June 30, 2016	September 30, 2015
Senior Secured Credit Facility - Revolving, due June 2018	$19,000	$21,000
Senior Secured Credit Facility - Term Loan A, due June 2018, net of discount and debt issuance costs of $1,700 and $2,106 as of June 30, 2016 and September 30, 2015, respectively	98,288	109,613
Senior Secured Credit Facility - Term Loan B, due June 2018, net of discount and debt issuance costs of $12,679 and $14,918 as of June 30, 2016 and September 30, 2015, respectively	765,495	792,078
2013 9 3/4% Senior Unsecured Notes, due September 2021, net of premium and debt issuance costs of $6,727 and $7,333 as of June 30, 2016 and September 30, 2015, respectively	578,273	577,667
2015 Senior Unsecured Notes, due December 2017, net of debt issuance costs of $2,014 as of June 30, 2016	97,986	—
2012 11 % Senior Subordinated Notes, due September 2018, net of discount and debt issuance costs of $973 and $1,251 as of June 30, 2016 and September 30, 2015, respectively	99,217	98,939
Downs Lodging Credit Facility, due July 2016, net of debt issuance costs of $254 as of September 30, 2015	—	40,262
New Downs Lodging Credit Facility, due November 2019, net of debt issuance costs of $1,376 as of June 30, 2016	22,062	—
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2017	7,000	16,000
2013 Mohegan Tribe Promissory Note, due December 2018	7,420	7,420
Other	2,399	3,365
Long-term debt, excluding capital leases	1,697,140	1,666,344
Less: current portion of long-term debt	(31,300)	(55,194)
Long-term debt, net of current portion	$1,665,840	$1,611,150

Maturities of long-term debt are as follows, excluding unamortized debt issuance costs, premiums and discounts (in thousands, including current maturities):

Less than 1 year	$31,300
1-3 years	1,091,145
3-5 years	14,723
More than 5 years	585,441
Total	$1,722,609
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

On May 26, 2016, the Authority entered into a second amendment agreement among the Authority, the Tribe, the Guarantors as defined below, Citizens Bank, N.A., as Administrative Agent, and the lenders party thereto, amending the Senior Secured Credit Facilities to, among other things, permit the Authority to make additional investments relating to its joint venture arrangement to build an integrated resort at Incheon International Airport in South Korea.

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
As of June 30, 2016, amounts outstanding under the Revolving Facility, Term Loan A Facility and Term Loan B Facility totaled $19.0 million, $100.0 million and $778.2 million, respectively. As of June 30, 2016, letters of credit issued under the Revolving Facility totaled $2.5 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Revolving Facility, the Authority had approximately $78.5 million of borrowing capacity under its Revolving Facility and Line of Credit as of June 30, 2016.
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
As of June 30, 2016, interest on the $19.0 million outstanding under the Revolving Facility was based on a base rate of 3.50% plus 300 basis points. The commitment fee was 0.50% as of June 30, 2016. As of June 30, 2016, interest on the $100.0 million outstanding under the Term Loan A Facility was based on a Eurodollar rate of 0.46% plus 400 basis points. As of June 30, 2016, interest on the $778.2 million outstanding under the Term Loan B Facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points. As of June 30, 2016 and September 30, 2015, accrued interest, including commitment fees, on the Senior Secured Credit Facilities was $162,000 and $195,000, respectively.
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
As of June 30, 2016, the Authority and the Tribe were in compliance with all respective covenant requirements under the Senior Secured Credit Facilities.
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
As of June 30, 2016 and September 30, 2015, accrued interest on the 2013 Senior Unsecured Notes was $19.0 million and $4.8 million, respectively.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

In November 2015, pursuant to the Facility Agreement, the Authority entered into a note purchase agreement (the “Note Purchase Agreement”) by and among the Authority, the Tribe and the purchaser named therein (the “Purchaser”). In accordance with the Note Purchase Agreement, the Authority issued floating rate senior notes in an aggregate principal amount of $100.0 million (the “2015 Senior Unsecured Notes”) to the Purchaser in a private offering that closed on November 20, 2015. The net proceeds from the 2015 Senior Unsecured Notes were used to pursue new development opportunities and for general corporate purposes. The 2015 Senior Unsecured Notes are senior unsecured obligations. Pursuant to a guarantee agreement dated November 20, 2015, certain of the Authority's subsidiaries, which are the same Guarantors that guarantee the Authority's Senior Secured Credit Facilities and other senior unsecured and senior subordinated notes, have guaranteed the 2015 Senior Unsecured Notes. The 2015 Senior Unsecured Notes mature on December 15, 2017. The 2015 Senior Unsecured Notes accrue interest at an annual rate equal to the LIBOR rate plus 4.45%, payable quarterly. As of June 30, 2016, interest on the 2015 Senior Unsecured Notes was based on a LIBOR rate of 0.65% plus 4.45%. As of June 30, 2016, prepaid interest on the 2015 Senior Unsecured Notes was $1.1 million.
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
Senior Subordinated Notes
2012 11% Senior Subordinated Notes
In March 2012, the Authority issued $344.2 million Senior Subordinated Toggle Notes with fixed interest payable at a rate of 11% per annum (the “2012 Senior Subordinated Notes”). The 2012 Senior Subordinated Notes mature on September 15, 2018. The Authority may redeem the 2012 Senior Subordinated Notes, in whole or in part, at any time, at a price equal to 100% of the principal amount plus accrued interest. If a change of control of the Authority occurs, the Authority must offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss, and the Authority does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 Senior Subordinated Notes is payable semi-annually on March 15th and September 15th. The initial interest payment on the 2012 Senior Subordinated Notes was payable entirely in cash. For any subsequent interest payment period through March 15, 2018, the Authority may, at its option, elect to pay interest on the 2012 Senior Subordinated Notes either entirely in cash or by paying up to 2% in 2012 Senior Subordinated Notes (“PIK Interest”). If the Authority elects to pay PIK Interest, such election will increase the principal amount of the 2012

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Senior Subordinated Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of 2012 Senior Subordinated Notes on the relevant record date.
In August 2013, the Authority repurchased an aggregate principal amount of $69.0 million 2012 Senior Subordinated Notes. In September 2015, the Authority redeemed an additional aggregate principal amount of $175.0 million of 2012 Senior Subordinated Notes. An aggregate principal amount of approximately $100.2 million 2012 Senior Subordinated Notes remains outstanding as of June 30, 2016. As of June 30, 2016 and September 30, 2015, accrued interest on the 2012 Senior Subordinated Notes was $3.2 million and $490,000, respectively.
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
As of June 30, 2016, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures and other debt agreements.
The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and the Authority's liquidity and covenant requirement restrictions, among other factors.
Line of Credit
In November 2013, the Authority entered into a $16.5 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. As of June 30, 2016, no amount was drawn on the Line of Credit. Borrowings under the Line of Credit are uncollateralized general obligations of the Authority. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facilities. As of June 30, 2016, the Authority was in compliance with all covenant requirements under the Line of Credit. As of June 30, 2016 and September 30, 2015, accrued interest on the Line of Credit was $20,000 and $23,000, respectively.
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
As of June 30, 2016, amounts outstanding under the New Downs Lodging Credit Facility totaled $23.4 million and interest was based on a Eurodollar rate of 0.50% plus 350 basis points. As of June 30, 2016, accrued interest on the New Downs Lodging Credit Facility was $78,000. As of September 30, 2015, accrued interest, including deferred interest and exit fee, on the prior Downs Lodging Credit Facility was $5.3 million.
The New Downs Lodging Credit Facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The New Downs Lodging Credit Facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. Additionally, the New Downs Lodging Credit Facility includes a financial maintenance covenant pertaining to minimum debt service coverage. As of June 30, 2016, Downs Lodging was in compliance with all covenant requirements under the New Downs Lodging Credit Facility.
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
The 2012 Mohegan Tribe Minor’s Trust Promissory Note was further amended in December 2015, pursuant to which the interest rate was adjusted to an annual rate of 12.5% and accrued interest was adjusted to be payable quarterly, commencing March 31, 2016. In addition, as amended, principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note amortizes in equal quarterly amounts of $1.5 million, commencing March 31, 2016 through December 31, 2016, with the remaining principal amount due at maturity. An aggregate principal amount of $7.0 million of the 2012 Mohegan Tribe Minor’s Trust Promissory Note remains outstanding as of June 30, 2016. As of June 30, 2016 and September 30, 2015, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $2,000 and $1.3 million, respectively.
2013 Mohegan Tribe Promissory Note
In March 2013, MG&H purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a $7.4 million promissory note (the “2013 Mohegan Tribe Promissory Note”). The 2013 Mohegan Tribe Promissory Note matures on December 31, 2018. The 2013 Mohegan Tribe Promissory Note accrues interest at an annual rate of 4.0%, payable quarterly. As of June 30, 2016 and September 30, 2015, accrued interest on the 2013 Mohegan Tribe Promissory Note was $1,000.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 4—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $13.3 million and $12.5 million for the three months ended June 30, 2016 and 2015, respectively, and $34.5 million and $32.5 million for the nine months ended June 30, 2016 and 2015, respectively.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. The Authority incurred expenses for such services totaling $7.0 million and $7.2 million for the three months ended June 30, 2016 and 2015, respectively, and $21.8 million and $21.4 million for the nine months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, prepaid governmental and administrative services totaled $7.1 million. As of September 30, 2015, there were no prepaid governmental and administrative services.
The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $4.2 million and $3.9 million for the three months ended June 30, 2016 and 2015, respectively, and $12.0 million and $13.3 million for the nine months ended June 30, 2016 and 2015, respectively.
The Authority incurred interest expense associated with borrowings from the Mohegan Tribe totaling $364,000 and $529,000 for the three months ended June 30, 2016 and 2015, respectively, and $1.5 million and $1.6 million for the nine months ended June 30, 2016 and 2015, respectively.
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
The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $37.0 million for each of the three months ended June 30, 2016 and 2015 and $109.6 million and $107.8 million for the nine months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and September 30, 2015, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $11.4 million and $11.9 million, respectively.
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

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $31.1 million for each of the three months ended June 30, 2016 and 2015 and $91.8 million and $88.7 million for the nine months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and September 30, 2015, outstanding Pennsylvania Slot Machine Tax payments totaled $3.4 million and $4.7 million, respectively.
Pennsylvania Table Game Tax
In January 2010, the Commonwealth of Pennsylvania amended the Pennsylvania Race Horse Development and Gaming Act to allow slot machine operators in the Commonwealth of Pennsylvania to obtain a table game operation certificate and operate certain table games, including poker. Under the amended law, holders of table game operation certificates must pay a portion of revenues from table games to the PGCB on a weekly basis (“Pennsylvania Table Game Tax”). The Pennsylvania Table Game Tax was 12%, plus 2% in local share assessments. Effective August 1, 2016, the Pennsylvania Table Game Tax was increased to 14%, plus the 2% local share assessments.
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.6 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively, and $4.7 million and $5.2 million for the nine months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and September 30, 2015, outstanding Pennsylvania Table Game Tax payments totaled $157,000 and $148,000, respectively.
Pennsylvania Regulatory Fee
Slot machine licensees in the Commonwealth of Pennsylvania are required to reimburse state gaming regulatory agencies for various administrative and operating expenses (“Pennsylvania Regulatory Fee”). As of June 30, 2016, the Pennsylvania Regulatory Fee was 1.5% of gross revenues from slot machines and table games. Effective August 1, 2016, the Pennsylvania Regulatory Fee was increased to 1.7% of gross revenues from slot machines and table games.
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $1.2 million for each of the three months ended June 30, 2016 and 2015 and $3.5 million and $3.4 million for the nine months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and September 30, 2015, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $94,000 and $70,000, respectively.
Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which are also to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 12 of the 14 authorized gaming facilities have commenced operations. As of June 30, 2016, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee.
The Authority reflected expenses associated with this repayment schedule totaling $156,000 and $155,000 for the three months ended June 30, 2016 and 2015, respectively, and $469,000 and $468,000 for the nine months ended June 30, 2016 and 2015, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Horsemen’s Agreement
Downs Racing and the PHHA are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2016. As of June 30, 2016 and September 30, 2015, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, and other fees totaled $6.4 million and $7.4 million, respectively.
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

The Authority reflected payments associated with the Priority Distribution Agreement totaling $10.0 million for each of the three months ended June 30, 2016 and 2015 and $30.0 million and $21.5 million for the nine months ended June 30, 2016 and 2015, respectively.
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
Under the terms of the development agreement, Salishan-Mohegan assists in securing financing, as well as administration and oversight of the planning, designing, development, construction and furnishing of the proposed casino. The development agreement provides for development fees of 3% of total project costs, as defined under the development agreement. Under the terms of Salishan-Mohegan's operating agreement, development fees earned by Salishan-Mohegan are distributed to Mohegan Ventures-NW. In 2006, pursuant to the development agreement, Salishan-Mohegan purchased an approximately 152-acre site for the proposed casino.
In addition, certain receivables contributed to Salishan-Mohegan and amounts advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe are reimbursable to Salishan-Mohegan by the Cowlitz Tribe, subject to appropriate approvals defined under the development agreement.
Under the terms of the management agreement, Salishan-Mohegan will manage, operate and maintain the proposed casino for a period of seven years following its opening. The management agreement provides for management fees of 24% of net revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Under the terms of Salishan-Mohegan’s operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interests. The management agreement is subject to approval by the National Indian Gaming Commission. The Cowlitz Tribe’s Class III Tribal-State gaming compact with the State of Washington became effective in August 2014 and was amended in April 2015. As amended, the compact authorizes the operation of up to 3,000 total gaming machines and 75 table games in a single facility, through the Cowlitz Tribe’s direct allocation of 1,075 gaming machines and 60 table games and the ability to lease additional units from other tribes. The compact is in effect until terminated by written agreement of both parties.
In March 2013, litigation commenced challenging the decision of the Assistant Secretary—Indian Affairs of the Department of the Interior to take the Cowlitz Project site into trust. In December 2014, the U.S. District Court for the District of Columbia granted summary judgment in favor of the federal government and Cowlitz Tribe, upholding the Record of Decision to take the site into trust. The plaintiffs appealed to the U.S. Court of Appeals for the District of Columbia Circuit. On July 29,

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

2016, the Circuit Court of Appeals affirmed the judgment of the District Court in its entirety. The Authority can provide no assurance as to whether the appellants will seek further review by the U.S. Supreme Court or the outcome of such a petition or other legal action.
In March 2015, the Cowlitz Project site was taken into trust by the United States Department of the Interior for the benefit of the Cowlitz Tribe. In connection with this event, the Cowlitz Tribe leased a substantial portion of the Cowlitz Project site back to Salishan-Mohegan for a nominal rental fee. The carrying value of the land totaling approximately $20.0 million was transferred to the Cowlitz Tribe at the time the site was taken into trust. This transfer resulted in additional receivables due from the Cowlitz Tribe. In April 2016, the remaining land totaling approximately $686,000 was transferred to CTGA. In connection with this transfer, Salishan-Mohegan assigned the outstanding balance of the promissory note that funded the acquisition of this portion of the land totaling approximately $342,000 to CTGA. The remaining $344,000 was recorded as an additional receivable due from the Cowlitz Tribe.
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
The Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Authority's estimate of the probability that the receivables will be collected. The Authority assesses the reserve for doubtful collection of the Salishan-Mohegan receivables for adequacy on a quarterly basis. Following the Cowlitz financing, the Authority reduced the reserve for doubtful collection of the Salishan-Mohegan receivables. Future developments in the construction and opening of the proposed casino or other matters affecting the Cowlitz Project could affect the collectability of the Salishan-Mohegan receivables and the related reserve. As of June 30, 2016 and September 30, 2015, the Salishan-Mohegan receivables, including accrued interest, totaled $78.6 million and $90.7 million, respectively. As of June 30, 2016 and September 30, 2015, related reserves for doubtful collection totaled $15.7 million and $21.2 million, respectively. The Salishan-Mohegan receivables were included in receivables, net, and other assets, net, in the accompanying condensed consolidated balance sheets.
The Authority earned $1.5 million and $7.3 million in development fees, including accrued interest, for the three months and nine months ended June 30, 2016, respectively.

NOTE 7—SEGMENT REPORTING:
As of June 30, 2016, the Authority owns and operates, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise and the Mohegan Sun Golf Club, and has partnered with an unrelated third-party to own and operate the New England Black Wolves franchise (collectively, the “Connecticut Facilities”), and the Pennsylvania Facilities. Substantially all of the Authority's revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Authority has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities. The Authority's operations related to investments in unconsolidated affiliates and certain other Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net revenues:
Mohegan Sun	$244,123	$246,840	$755,392	$732,903
Mohegan Sun Pocono	76,450	77,932	223,160	218,456
Corporate and other	4,127	1,540	13,669	4,654
Inter-segment revenues	(1,273)	(1,273)	(3,819)	(3,819)
Total	$323,427	$325,039	$988,402	$952,194
Income (loss) from operations:
Mohegan Sun	$50,520	$54,557	$171,251	$148,573
Mohegan Sun Pocono	11,172	12,842	30,910	31,423
Corporate and other	(3,695)	(5,900)	(13,830)	(19,717)
Total	57,997	61,499	188,331	160,279
Accretion of discount to the relinquishment liability	—	—	—	(227)
Interest income	2,284	1,906	6,469	5,554
Interest expense	(33,949)	(35,660)	(102,294)	(107,692)
Loss on modification and early extinguishment of debt	(277)	—	(484)	—
Other expense, net	(495)	(50)	(1,355)	(1,260)
Net income	25,560	27,695	90,667	56,654
(Income) loss attributable to non-controlling interests	478	439	(2,225)	1,278
Net income attributable to Mohegan Tribal Gaming Authority	$26,038	$28,134	$88,442	$57,932
Comprehensive income:
Foreign currency translation	(606)	—	3,596	—
Other comprehensive income (loss)	(606)	—	3,596	—
Other comprehensive (income) loss attributable to non-controlling interests	384	—	(1,793)	—
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	(222)	—	1,803	—
Comprehensive income attributable to Mohegan Tribal Gaming Authority	$25,816	$28,134	$90,245	$57,932

	For the Nine Months Ended
(in thousands)	June 30, 2016	June 30, 2015
Capital expenditures incurred:
Mohegan Sun	$23,666	$6,899
Mohegan Sun Pocono	3,914	2,087
Corporate and other	115	52
Total	$27,695	$9,038

(in thousands)	June 30, 2016	September 30, 2015
Total assets:
Mohegan Sun	$1,342,583	$1,332,458
Mohegan Sun Pocono	547,306	555,449
Corporate and other	279,496	132,226
Total	$2,169,385	$2,020,133

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 8—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:
As of June 30, 2016, substantially all of the Authority's outstanding debt is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. Separate financial statements and other disclosures concerning the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 7 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor subsidiaries and entities as of June 30, 2016 and September 30, 2015 and for the three months and nine months ended June 30, 2016 and 2015 is as follows (in thousands):

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2016
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$116,162	$19,921	$52,586	$—	$188,669
Restricted cash	15	2,321	50,716	—	53,052
Receivables, net	28,218	3,987	9,162	(2,276)	39,091
Inventories	15,502	1,221	—	—	16,723
Prepaid expenses	14,965	1,187	42	—	16,194
Other current assets	5,925	123	—	—	6,048
Total current assets	180,787	28,760	112,506	(2,276)	319,777
Non-current assets:
Property and equipment, net	1,076,762	209,055	37,257	—	1,323,074
Goodwill	—	39,459	—	—	39,459
Other intangible assets, net	120,196	284,196	1,911	—	406,303
Other assets, net	10,292	30,260	70,418	(30,198)	80,772
Inter-company receivables	269,105	102,006	—	(371,111)	—
Investment in subsidiaries	381,864	—	—	(381,864)	—
Total assets	$2,039,006	$693,736	$222,092	$(785,449)	$2,169,385
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$21,075	$—	$3,225	$—	$24,300
Due to Mohegan Tribe	—	—	7,000	—	7,000
Current portion of capital leases	848	52	—	(52)	848
Trade payables	11,720	1,520	42	—	13,282
Construction payables	2,901	205	—	—	3,106
Accrued interest payable	22,440	—	81	—	22,521
Other current liabilities	112,554	34,857	2,497	(2,224)	147,684
Total current liabilities	171,538	36,634	12,845	(2,276)	218,741
Non-current liabilities:
Long-term debt, net of current portion	1,639,258	—	19,162	—	1,658,420
Due to Mohegan Tribe, net of current portion	—	—	7,420	—	7,420
Capital leases, net of current portion	882	5,731	—	(5,731)	882
Other long-term liabilities	1,765	588	24,285	(24,285)	2,353
Inter-company payables	—	255,554	115,557	(371,111)	—
Accumulated losses in excess of investment in subsidiaries	—	41,571	—	(41,571)	—
Total liabilities	1,813,443	340,078	179,269	(444,974)	1,887,816
Capital:
Retained earnings	223,760	353,658	(13,763)	(340,211)	223,444
Accumulated other comprehensive income	1,803	—	1,803	(1,803)	1,803
Mohegan Tribal Gaming Authority total capital	225,563	353,658	(11,960)	(342,014)	225,247
Non-controlling interests	—	—	54,783	1,539	56,322
Total capital	225,563	353,658	42,823	(340,475)	281,569
Total liabilities and capital	$2,039,006	$693,736	$222,092	$(785,449)	$2,169,385
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
(1)   Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30, 2016
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$206,707	$70,100	$—	$—	$276,807
Food and beverage	15,501	8,033	74	—	23,608
Hotel	12,654	1,568	—	—	14,222
Retail, entertainment and other	25,542	6,855	4,549	(2,660)	34,286
Gross revenues	260,404	86,556	4,623	(2,660)	348,923
Less-Promotional allowances	(18,864)	(5,469)	(2)	(1,161)	(25,496)
Net revenues	241,540	81,087	4,621	(3,821)	323,427
Operating costs and expenses:
Gaming	113,875	50,427	—	—	164,302
Food and beverage	8,416	2,258	—	—	10,674
Hotel	3,926	1,544	—	(1,241)	4,229
Retail, entertainment and other	11,285	1,760	975	(1,148)	12,872
Advertising, general and administrative	38,700	9,257	5,001	(5,309)	47,649
Corporate	3,643	—	—	3,877	7,520
Depreciation and amortization	14,646	3,241	285	—	18,172
Loss on disposition of assets	9	3	—	—	12
Total operating costs and expenses	194,500	68,490	6,261	(3,821)	265,430
Income (loss) from operations	47,040	12,597	(1,640)	—	57,997
Other income (expense):
Interest income	16	2,461	2,269	(2,462)	2,284
Interest expense	(23,429)	(9,677)	(3,305)	2,462	(33,949)
Loss on modification of debt	(277)	—	—	—	(277)
Income (loss) on interests in subsidiaries	3,299	(1,430)	—	(1,869)	—
Other income (expense), net	(611)	475	(359)	—	(495)
Total other expense	(21,002)	(8,171)	(1,395)	(1,869)	(32,437)
Net income (loss)	26,038	4,426	(3,035)	(1,869)	25,560
Loss attributable to non-controlling interests	—	—	311	167	478
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$26,038	$4,426	$(2,724)	$(1,702)	$26,038
Comprehensive income (loss):
Foreign currency translation	(222)	—	(606)	222	(606)
Other comprehensive loss	(222)	—	(606)	222	(606)
Other comprehensive loss attributable to non-controlling interests	—	—	384	—	384
Other comprehensive loss attributable to Mohegan Tribal Gaming Authority	(222)	—	(222)	222	(222)
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$25,816	$4,426	$(2,946)	$(1,480)	$25,816
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Three Months Ended June 30, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$213,199	$71,514	$—	$—	$284,713
Food and beverage	15,378	7,615	28	—	23,021
Hotel	11,222	1,478	—	—	12,700
Retail, entertainment and other	24,556	4,716	1,826	(1,273)	29,825
Gross revenues	264,355	85,323	1,854	(1,273)	350,259
Less-Promotional allowances	(19,386)	(5,095)	(6)	(733)	(25,220)
Net revenues	244,969	80,228	1,848	(2,006)	325,039
Operating costs and expenses:
Gaming	113,712	50,517	—	—	164,229
Food and beverage	7,981	2,342	—	—	10,323
Hotel	3,517	1,484	—	(1,213)	3,788
Retail, entertainment and other	10,475	2,027	678	(733)	12,447
Advertising, general and administrative	37,970	8,809	3,653	(3,910)	46,522
Corporate	3,269	—	—	3,850	7,119
Depreciation and amortization	15,496	3,306	284	—	19,086
Loss on disposition of assets	26	—	—	—	26
Total operating costs and expenses	192,446	68,485	4,615	(2,006)	263,540
Income (loss) from operations	52,523	11,743	(2,767)	—	61,499
Other income (expense):
Interest income	10	1,663	1,961	(1,728)	1,906
Interest expense	(23,563)	(9,956)	(3,869)	1,728	(35,660)
Loss on interests in subsidiaries	(832)	(1,819)	—	2,651	—
Other expense, net	(4)	—	(46)	—	(50)
Total other expense	(24,389)	(10,112)	(1,954)	2,651	(33,804)
Net income (loss)	28,134	1,631	(4,721)	2,651	27,695
Loss attributable to non-controlling interests	—	—	217	222	439
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$28,134	$1,631	$(4,504)	$2,873	$28,134
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Nine Months Ended June 30, 2016
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$659,396	$206,493	$—	$—	$865,889
Food and beverage	44,454	22,209	145	—	66,808
Hotel	34,327	4,312	—	—	38,639
Retail, entertainment and other	68,762	17,171	14,120	(11,022)	89,031
Gross revenues	806,939	250,185	14,265	(11,022)	1,060,367
Less-Promotional allowances	(54,231)	(16,280)	(8)	(1,446)	(71,965)
Net revenues	752,708	233,905	14,257	(12,468)	988,402
Operating costs and expenses:
Gaming	346,653	148,407	—	—	495,060
Food and beverage	24,997	5,810	—	—	30,807
Hotel	11,098	4,357	—	(3,724)	11,731
Retail, entertainment and other	26,388	3,148	2,607	(1,452)	30,691
Advertising, general and administrative	122,771	27,036	18,203	(19,139)	148,871
Corporate	14,754	—	—	11,847	26,601
Depreciation and amortization	45,188	9,923	858	—	55,969
Loss on disposition of assets	327	14	—	—	341
Total operating costs and expenses	592,176	198,695	21,668	(12,468)	800,071
Income (loss) from operations	160,532	35,210	(7,411)	—	188,331
Other income (expense):
Interest income	49	6,855	6,622	(7,057)	6,469
Interest expense	(69,323)	(29,678)	(10,350)	7,057	(102,294)
Loss on modification and early extinguishment of debt	(277)	—	(207)	—	(484)
Loss on interests in subsidiaries	(1,947)	(698)	—	2,645	—
Other income (expense), net	(592)	1,128	(1,891)	—	(1,355)
Total other expense	(72,090)	(22,393)	(5,826)	2,645	(97,664)
Net income (loss)	88,442	12,817	(13,237)	2,645	90,667
(Income) loss attributable to non-controlling interests	—	—	965	(3,190)	(2,225)
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$88,442	$12,817	$(12,272)	$(545)	$88,442
Comprehensive income (loss):
Foreign currency translation	1,803	—	3,596	(1,803)	3,596
Other comprehensive income	1,803	—	3,596	(1,803)	3,596
Other comprehensive income attributable to non-controlling interests	—	—	(1,793)	—	(1,793)
Other comprehensive income attributable to Mohegan Tribal Gaming Authority	1,803	—	1,803	(1,803)	1,803
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$90,245	$12,817	$(10,469)	$(2,348)	$90,245
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Nine Months Ended June 30, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$635,777	$201,686	$—	$—	$837,463
Food and beverage	45,708	20,983	120	—	66,811
Hotel	33,141	4,058	—	—	37,199
Retail, entertainment and other	71,169	9,167	5,714	(3,819)	82,231
Gross revenues	785,795	235,894	5,834	(3,819)	1,023,704
Less-Promotional allowances	(55,536)	(14,892)	(9)	(1,073)	(71,510)
Net revenues	730,259	221,002	5,825	(4,892)	952,194
Operating costs and expenses:
Gaming	341,772	144,222	—	—	485,994
Food and beverage	25,191	6,172	—	—	31,363
Hotel	10,248	4,158	—	(3,639)	10,767
Retail, entertainment and other	29,322	3,653	2,366	(1,073)	34,268
Advertising, general and administrative	116,711	24,698	10,646	(11,109)	140,946
Corporate	12,471	—	—	10,929	23,400
Depreciation and amortization	47,739	10,113	851	—	58,703
Loss on disposition of assets	843	2	—	—	845
Severance	3,244	126	—	—	3,370
Impairment of Project Horizon	2,502	—	—	—	2,502
Relinquishment liability reassessment	(243)	—	—	—	(243)
Total operating costs and expenses	589,800	193,144	13,863	(4,892)	791,915
Income (loss) from operations	140,459	27,858	(8,038)	—	160,279
Other income (expense):
Accretion of discount to the relinquishment liability	(227)	—	—	—	(227)
Interest income	32	4,636	5,813	(4,927)	5,554
Interest expense	(71,260)	(30,055)	(11,304)	4,927	(107,692)
Loss on interests in subsidiaries	(11,079)	(6,760)	—	17,839	—
Other income (expense), net	7	—	(1,267)	—	(1,260)
Total other expense	(82,527)	(32,179)	(6,758)	17,839	(103,625)
Net income (loss)	57,932	(4,321)	(14,796)	17,839	56,654
Loss attributable to non-controlling interests	—	—	677	601	1,278
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$57,932	$(4,321)	$(14,119)	$18,440	$57,932
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30, 2016
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net income (loss)	$88,442	$12,817	$(13,237)	$2,645	$90,667
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	45,188	9,923	858	—	55,969
Loss on early extinguishment of debt	—	—	207	—	207
Payments of discounts	(2,717)	—	—	—	(2,717)
Amortization of debt issuance costs, premiums and discounts	6,904	—	348	—	7,252
Provision (recovery) for losses on receivables	570	(133)	(5,512)	—	(5,075)
Share based compensation	—	—	6,147	—	6,147
Loss on disposition of assets	327	14	—	—	341
Loss from unconsolidated affiliates	583	—	755	—	1,338
Inter-company transactions	(27,981)	23,312	7,306	(2,637)	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	625	(269)	(5,687)	626	(4,705)
Increase in inventories	(1,101)	(76)	—	—	(1,177)
Increase in other assets	(6,001)	(23,510)	(6,146)	24,277	(11,380)
Increase (decrease) in trade payables	(645)	(1,044)	13	—	(1,676)
Increase (decrease) in accrued interest	16,979	—	(6,513)	—	10,466
Increase in other liabilities	3,219	4,807	25,033	(24,911)	8,148
Net cash flows provided by operating activities	124,392	25,841	3,572	—	153,805
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including change in construction payables	(31,957)	(5,665)	(104)	—	(37,726)
Issuance of third-party loans and advances	—	(1,125)	(3,104)	—	(4,229)
Payments received on third-party loans and advances	124	—	13,400	—	13,524
(Increase) decrease in restricted cash, net	(21)	279	(47,680)	—	(47,422)
Proceeds from asset sales	161	—	—	—	161
Investments in unconsolidated affiliates	(100)	—	—	—	(100)
Inter-company transactions	(38,375)	(1,291)	35	39,631	—
Net cash flows used in investing activities	(70,168)	(7,802)	(37,453)	39,631	(75,792)
Cash flows provided by (used in) financing activities:
Senior Secured Credit Facility borrowings - Revolving	521,000	—	—	—	521,000
Senior Secured Credit Facility repayments - Revolving	(523,000)	—	—	—	(523,000)
Senior Secured Credit Facility repayments - Term Loan A	(10,892)	—	—	—	(10,892)
Senior Secured Credit Facility repayments - Term Loan B	(28,430)	—	—	—	(28,430)
Line of Credit borrowings	387,781	—	—	—	387,781
Line of Credit repayments	(387,781)	—	—	—	(387,781)
Proceeds from issuance of Senior Unsecured Notes	100,000	—	—	—	100,000
New Downs Lodging Credit Facility borrowings - Term Loan	—	—	25,000	—	25,000
New Downs Lodging Credit Facility repayments - Term Loan	—	—	(1,562)	—	(1,562)
Downs Lodging Credit Facility repayments - Term Loan	—	—	(40,516)	—	(40,516)
Borrowings from Mohegan Tribe	—	—	22,500	—	22,500
Repayments to Mohegan Tribe	—	—	(25,500)	—	(25,500)
Repayments of other long-term debt	(365)	—	(259)	—	(624)
Distributions to Mohegan Tribe	(34,450)	—	—	—	(34,450)

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Payments of financing fees	(3,403)	—	(1,678)	—	(5,081)
Payments on capital lease obligations	(615)	(35)	—	35	(615)
Payments to acquire non-controlling interests	—	—	(804)	—	(804)
Non-controlling interest contributions	—	—	47,568	—	47,568
Inter-company transactions	—	(20,250)	59,916	(39,666)	—
Net cash flows provided by (used in) financing activities	19,845	(20,285)	84,665	(39,631)	44,594
Net increase (decrease) in cash and cash equivalents	74,069	(2,246)	50,784	—	122,607
Effect of exchange rate on cash and cash equivalents	—	—	308	—	308
Cash and cash equivalents at beginning of period	42,093	22,167	1,494	—	65,754
Cash and cash equivalents at end of period	$116,162	$19,921	$52,586	$—	$188,669
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Nine Months Ended June 30, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net income (loss)	$57,932	$(4,321)	$(14,796)	$17,839	$56,654
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	47,739	10,113	851	—	58,703
Relinquishment liability reassessment	(243)	—	—	—	(243)
Accretion of discount to the relinquishment liability	227	—	—	—	227
Cash paid for accretion of discount to the relinquishment liability	(778)	—	—	—	(778)
Amortization of debt issuance costs and discounts	5,518	—	239	—	5,757
Provision for losses on receivables	447	270	2,682	—	3,399
Impairment of Project Horizon	2,502	—	—	—	2,502
Loss on disposition of assets	843	2	—	—	845
Loss from unconsolidated affiliates	38	—	1,264	—	1,302
Inter-company transactions	(18,858)	31,889	4,800	(17,831)	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	1,856	(1,980)	(810)	652	(282)
Increase in inventories	(808)	(164)	—	—	(972)
Increase in other assets	(876)	(237)	(5,170)	(34)	(6,317)
Increase (decrease) in trade payables	(6,448)	(3,394)	39	—	(9,803)
Increase in accrued interest	19,622	—	437	—	20,059
Increase (decrease) in other liabilities	13,501	5,399	(4,844)	(626)	13,430
Net cash flows provided by (used in) operating activities	122,214	37,577	(15,308)	—	144,483
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including change in construction payables	(8,799)	(2,698)	(584)	—	(12,081)
Issuance of third-party loans and advances	—	—	(2,201)	—	(2,201)
Payments received on third-party loans	117	—	—	—	117
Increase in restricted cash, net	(27)	(716)	(39)	—	(782)
Proceeds from asset sales	1,577	—	—	—	1,577
Investments in the New England Black Wolves	—	—	(500)	—	(500)
Inter-company transactions	8,558	(14,915)	37	6,320	—
Net cash flows provided by (used in) investing activities	1,426	(18,329)	(3,287)	6,320	(13,870)
Cash flows provided by (used in) financing activities:
Senior Secured Credit Facility borrowings - Revolving	299,000	—	—	—	299,000
Senior Secured Credit Facility repayments - Revolving	(328,000)	—	—	—	(328,000)
Senior Secured Credit Facility repayments - Term Loan A	(5,469)	—	—	—	(5,469)
Senior Secured Credit Facility repayments - Term Loan B	(3,650)	—	—	—	(3,650)
Line of Credit borrowings	332,124	—	—	—	332,124
Line of Credit repayments	(335,165)	—	—	—	(335,165)
Repayments to Mohegan Tribe	—	—	(875)	—	(875)
Repayments of other long-term debt	(9,844)	—	(56)	—	(9,900)
Principal portion of relinquishment liability payments	(24,400)	—	—	—	(24,400)
Distributions to Mohegan Tribe	(32,500)	—	—	—	(32,500)
Payments on capital lease obligations	(726)	(37)	—	37	(726)
Inter-company transactions	—	(13,855)	20,212	(6,357)	—
Net cash flows provided by (used in) financing activities	(108,630)	(13,892)	19,281	(6,320)	(109,561)
Net increase in cash and cash equivalents	15,010	5,356	686	—	21,052
Cash and cash equivalents at beginning of period	33,939	14,767	402	—	49,108
Cash and cash equivalents at end of period	$48,949	$20,123	$1,088	$—	$70,160
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
Mohegan Sun currently operates in an approximately 3.1 million square-foot facility, which includes the following:
Casino of the Earth
As of June 30, 2016, Casino of the Earth offered:

•	approximately 180,000 square feet of gaming space;

•	approximately 2,550 slot machines and 145 traditional and electronic table games;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

•
food and beverage amenities, including: Seasons Buffet, a 784-seat multi-station buffet with live cooking stations, Bobby Flay's Bobby's Burger Palace, Bow & Arrow Sports Bar and multiple service bars, all operated by us, as well as Ballo Italian Restaurant & Social Club, Jumbo Oriental, a full-service Asian restaurant and food court, Frank Pepe Pizzeria Napoletana, Hash House a Go Go, Fidelia's Market, an approximately 290-seat multi-station food court, and Carlo's Bakery operated by third-parties, for a total restaurant seating of approximately 2,160;

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars;

•	COMIX, an approximately 415-seat comedy club and craft beer bar operated by a third-party; and

•	the Wolf Den, an approximately 10,000-square-foot, 275-seat lounge featuring live entertainment seven days a week.
Casino of the Sky
As of June 30, 2016, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,020 slot machines and 110 traditional and electronic table games;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, a 24-hour coffee shop and three lounges and bars, all operated by us, as well as four additional full-service restaurants, four quick-service restaurants and a multi-station food court operated by third-parties, for a total restaurant seating of approximately 1,990;

•	The Shops at Mohegan Sun containing 29 retail shops, five of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret theatre;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Lansdowne Irish Pub and Music House with restaurant seating of approximately 205, Avalon Nightclub and Vista Lounge, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.
Casino of the Wind
As of June 30, 2016, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 530 slot machines, 25 traditional table games and a 42-table themed poker room;

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
Mohegan Sun Pocono
Through Downs Racing, we own and operate a gaming and entertainment facility known as Mohegan Sun Pocono located on an approximately 400-acre site in Plains Township, Pennsylvania, and OTW facilities located in Carbondale, East Stroudsburg and Lehigh Valley, Pennsylvania. In November 2006, Mohegan Sun Pocono became the first location to offer slot machine gaming in the Commonwealth of Pennsylvania when Phase I of its gaming and entertainment facility opened. In July 2008, we completed a major expansion of Mohegan Sun Pocono known as Project Sunrise, which included increased gaming, restaurant and retail space, and, in July 2010, we opened our table game and poker operations, including additional non-smoking sections and a high-limit gaming area. In November 2013, we completed Project Sunlight, a hotel and convention center expansion located adjacent to the Mohegan Sun Pocono casino.
Mohegan Sun Pocono currently operates in an approximately 400,000-square-foot facility, which includes the following as of June 30, 2016:

•	approximately 90,000 square feet of gaming space;

•	approximately 2,330 slot machines, 75 table games, including blackjack, roulette and craps, and an 18-table poker room;

•	live harness racing and simulcast and off-track wagering;

•	a 238-room hotel, including a spa and fitness center;

•	approximately 20,000 square feet of convention space;

•
food and beverage amenities, including: Ruth's Chris Steakhouse, Rustic Kitchen Bistro and Bar, which features dining and a live cooking show, Bar Louie, a casual bar and restaurant, Elixir Bistro Bar, Timbers Buffet, a 300-seat Mohegan Indian cultural heritage themed multi-station buffet, and a food court, including: Johnny Rockets, Wok 8, Puck Express by Wolfgang Puck and Ben & Jerry's Ice Cream, for a total seating of approximately 2,100;

•	five retail shops, one of which we own, offering products ranging from Mohegan Sun Pocono logo souvenirs to fine apparel; and

•	three bars/lounges: Sunburst Bar, featured in the center of the gaming floor, Breakers Night Club and Pearl Sushi Bar.

Market and Competition from Other Gaming Operations
Our gaming operation at Mohegan Sun is one of only two current gaming operations in southern New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in the State of Connecticut, Foxwoods Resort Casino, or Foxwoods, owned by the Mashantucket Pequot Tribe and located approximately 10 miles from Mohegan Sun. We also face competition from gaming facilities in the states of Rhode Island, Massachusetts, New York and New Jersey. In addition, we face competition in and from the Northeastern Pennsylvania gaming market. Please refer to “Part I. Item 1. Business-Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and our other reports and filings with the SEC for further details regarding current and potential competition from other gaming operations.
Explanation of Key Financial Statement Captions
There has been no material change from the explanation of key financial statement captions previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Results of Operations
Summary Operating Results
As of June 30, 2016, we own and operate, either directly or through wholly-owned subsidiaries, Mohegan Sun, the Connecticut Sun franchise and the Mohegan Sun Golf Club, and have partnered with an unrelated third-party to own and operate the New England Black Wolves franchise, or collectively, the Connecticut facilities, and the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania facilities. Our operations related to investments in unconsolidated affiliates and certain other Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$244,123	$246,840	$(2,717)	(1.1)%	$755,392	$732,903	$22,489	3.1%
Mohegan Sun Pocono	76,450	77,932	(1,482)	(1.9)%	223,160	218,456	4,704	2.2%
Corporate and other	4,127	1,540	2,587	168.0%	13,669	4,654	9,015	193.7%
Inter-segment revenues	(1,273)	(1,273)	—	—	(3,819)	(3,819)	—	—
Total	$323,427	$325,039	$(1,612)	(0.5)%	$988,402	$952,194	$36,208	3.8%
Income (loss) from operations:
Mohegan Sun	$50,520	$54,557	$(4,037)	(7.4)%	$171,251	$148,573	$22,678	15.3%
Mohegan Sun Pocono	11,172	12,842	(1,670)	(13.0)%	30,910	31,423	(513)	(1.6)%
Corporate and other	(3,695)	(5,900)	2,205	37.4%	(13,830)	(19,717)	5,887	29.9%
Total	$57,997	$61,499	$(3,502)	(5.7)%	$188,331	$160,279	$28,052	17.5%
Net income attributable to Mohegan Tribal Gaming Authority	$26,038	$28,134	$(2,096)	(7.5)%	$88,442	$57,932	$30,510	52.7%
Operating margin:
Mohegan Sun	20.7%	22.1%	(1.4)%	(6.3)%	22.7%	20.3%	2.4%	11.8%
Mohegan Sun Pocono	14.6%	16.5%	(1.9)%	(11.5)%	13.9%	14.4%	(0.5)%	(3.5)%
Total	17.9%	18.9%	(1.0)%	(5.3)%	19.1%	16.8%	2.3%	13.7%

The most significant factors and trends that we believe impacted our operating and financial performance were as follows:

•	strong overall business volumes;

•	higher gaming revenues in the nine months ended June 30, 2016;

•	lower gaming revenues driven by lower table game hold percentage in the three months ended June 30, 2016;

•	higher Corporate revenues;

•	various strategic operational and marketing and promotional changes designed to lower operating costs and expenses, enhance operating efficiency and improve profitability;

•	competitive gaming markets;

•	lower interest expense; and

•
non-cash share based compensation in the nine months ended June 30, 2016 totaling $6.1 million to a non-employee for services rendered in connection with our successful pursuit of a casino license in South Korea.

Net revenues for the three months ended June 30, 2016 compared to the same period in the prior year decreased primarily as a result of lower gaming revenues at both Mohegan Sun and Mohegan Sun Pocono. Net revenues for the nine months ended June 30, 2016 compared to the same period in the prior year increased primarily due to higher gaming revenues at both Mohegan Sun and Mohegan Sun Pocono. Net revenues for the three months and nine months ended June 30, 2016 reflect increased Corporate revenues.
Income from operations for the three months ended June 30, 2016 compared to the same period in the prior year declined primarily as a result of higher overall operating costs and expenses, combined with the decrease in net revenues. Income from operations for the nine months ended June 30, 2016 compared to the same period in the prior year increased primarily due to the growth in net revenues.
Net income attributable to the Authority for the three months ended June 30, 2016 compared to the same period in the prior year decreased primarily due to the reduction in income from operations. Net income attributable to the Authority for the nine months ended June 30, 2016 compared to the same period in the prior year increased primarily as a result of the growth in income from operations. Net income attributable to the Authority for the three months and nine months ended June 30, 2016 reflect lower interest expense.
Mohegan Sun
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Gaming	$206,707	$213,199	$(6,492)	(3.0)%	$659,396	$635,777	$23,619	3.7%
Food and beverage	15,906	15,653	253	1.6%	45,021	46,139	(1,118)	(2.4)%
Hotel	12,654	11,222	1,432	12.8%	34,327	33,141	1,186	3.6%
Retail, entertainment and other	28,844	26,876	1,968	7.3%	72,250	74,424	(2,174)	(2.9)%
Gross revenues	264,111	266,950	(2,839)	(1.1)%	810,994	789,481	21,513	2.7%
Less-Promotional allowances	19,988	20,110	(122)	(0.6)%	55,602	56,578	(976)	(1.7)%
Net revenues	$244,123	$246,840	$(2,717)	(1.1)%	$755,392	$732,903	$22,489	3.1%
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
Gaming	78.3%	79.9%	81.3%	80.5%
Food and beverage	6.0%	5.8%	5.6%	5.9%
Hotel	4.8%	4.2%	4.2%	4.2%
Retail, entertainment and other	10.9%	10.1%	8.9%	9.4%
Total	100.0%	100.0%	100.0%	100.0%

Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Food and beverage	$6,251	$6,895	$(644)	(9.3)%	$17,811	$19,461	$(1,650)	(8.5)%
Hotel	3,404	3,266	138	4.2%	10,263	10,126	137	1.4%
Retail, entertainment and other	10,333	9,949	384	3.9%	27,528	26,991	537	2.0%
Total	$19,988	$20,110	$(122)	(0.6)%	$55,602	$56,578	$(976)	(1.7)%
The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Food and beverage	$5,493	$6,362	$(869)	(13.7)%	$16,331	$18,391	$(2,060)	(11.2)%
Hotel	1,403	1,421	(18)	(1.3)%	4,683	4,447	236	5.3%
Retail, entertainment and other	8,272	8,866	(594)	(6.7)%	24,470	24,788	(318)	(1.3)%
Total	$15,168	$16,649	$(1,481)	(8.9)%	$45,484	$47,626	$(2,142)	(4.5)%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Slots:
Handle	$1,813,310	$1,786,356	$26,954	1.5%	$5,391,883	$5,200,649	$191,234	3.7%
Gross revenues	$147,929	$147,906	$23	0.0%	$438,275	$431,188	$7,087	1.6%
Net revenues	$142,009	$142,178	$(169)	(0.1)%	$421,935	$414,478	$7,457	1.8%
Free promotional slot plays (1)	$14,634	$14,463	$171	1.2%	$44,682	$41,705	$2,977	7.1%
Weighted average number of machines (in units)	5,111	5,249	(138)	(2.6)%	5,133	5,313	(180)	(3.4)%
Hold percentage (gross)	8.2%	8.3%	(0.1)%	(1.2)%	8.1%	8.3%	(0.2)%	(2.4)%
Win per unit per day (gross) (in dollars)	$318	$310	$8	2.6%	$312	$297	$15	5.1%
Table games:
Drop	$458,731	$432,156	$26,575	6.1%	$1,382,504	$1,312,299	$70,205	5.3%
Revenues	$61,683	$67,520	$(5,837)	(8.6)%	$227,523	$210,710	$16,813	8.0%
Weighted average number of games (in units)	273	283	(10)	(3.5)%	271	283	(12)	(4.2)%
Hold percentage (2)	13.4%	15.6%	(2.2)%	(14.1)%	16.5%	16.1%	0.4%	2.5%
Win per unit per day (in dollars)	$2,478	$2,625	$(147)	(5.6)%	$3,061	$2,724	$337	12.4%
Poker:
Revenues	$2,032	$2,336	$(304)	(13.0)%	$7,117	$7,504	$(387)	(5.2)%
Weighted average number of tables (in units)	42	42	—	—	42	42	—	—
Revenue per unit per day (in dollars)	$532	$611	$(79)	(12.9)%	$618	$654	$(36)	(5.5)%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months ended June 30, 2016 compared to the same period in the prior year declined primarily due to a reduction in table game revenues driven by lower hold percentage. Gaming revenues for the nine months ended June 30, 2016 compared to the same period in the prior year increased primarily as a result of higher table game and slot revenues. Gaming revenues for the three months and nine months ended June 30, 2016 benefited from higher table game and slot volumes.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Meals served	726	743	(17)	(2.3)%	2,008	2,154	(146)	(6.8)%
Average price per meal served (in dollars)	$15.62	$15.95	$(0.33)	(2.1)%	$16.13	$15.94	$0.19	1.2%

Food and beverage revenues for the three months ended June 30, 2016 compared to the same period in the prior year increased primarily as a result of higher beverage revenues driven, in part, by the Barrett-Jackson inaugural Northeast auction held at Mohegan Sun, a three-day car auction. Food and beverage revenues for the nine months ended June 30, 2016 compared to the same period in the prior year declined primarily due to the decrease in meals served. The decreases in meals served primarily reflected the replacement of a Mohegan Sun-owned food and beverage outlet with a third-party operator.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Rooms occupied	105	105	—	—	317	314	3	1.0%
Occupancy rate	98.9%	97.8%	1.1%	1.1%	98.6%	97.8%	0.8%	0.8%
Average daily room rate (in dollars)	$113	$101	$12	11.9%	$101	$99	$2	2.0%
Revenue per available room (in dollars)	$112	$98	$14	14.3%	$100	$97	$3	3.1%

Hotel revenues for the three months and nine months ended June 30, 2016 compared to the same periods in the prior year increased primarily as a result of the growth in average daily room rate. The growth in average daily room rate reflected a shift in hotel occupancy from casino patrons to higher paying transient and group guests driven, in part, by the Barrett-Jackson inaugural Northeast auction held at Mohegan Sun.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Arena events (in events)	35	31	4	12.9%	85	85	—	—
Arena tickets	186	173	13	7.5%	472	492	(20)	(4.1)%
Average price per arena ticket (in dollars)	$58.49	$58.68	$(0.19)	(0.3)%	$49.68	$53.61	$(3.93)	(7.3)%

Retail, entertainment and other revenues for the three months ended June 30, 2016 compared to the same period in the prior year increased primarily as a result of higher entertainment revenues reflecting the increase in the number of shows held at the Mohegan Sun Arena. Retail, entertainment and other revenues for the nine months ended June 30, 2016 compared to the same period in the prior year declined primarily due to lower entertainment revenues resulting from a reduction in the number of headliner shows held at the Mohegan Sun Arena. Retail, entertainment and other revenues for the three months and nine months ended June 30, 2016 reflect lower gasoline revenues driven by a decline in the average price per gallon of gasoline.

Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Gaming	$113,875	$113,712	$163	0.1%	$346,653	$341,772	$4,881	1.4%
Food and beverage	8,566	8,134	432	5.3%	25,231	25,412	(181)	(0.7)%
Hotel	3,926	3,517	409	11.6%	11,098	10,248	850	8.3%
Retail, entertainment and other	12,567	11,899	668	5.6%	29,729	32,904	(3,175)	(9.6)%
Advertising, general and administrative	39,659	39,138	521	1.3%	124,831	118,825	6,006	5.1%
Depreciation and amortization	15,001	15,857	(856)	(5.4)%	46,272	48,823	(2,551)	(5.2)%
Loss on disposition of assets	9	26	(17)	(65.4)%	327	843	(516)	(61.2)%
Severance	—	—	—	—	—	3,244	(3,244)	(100.0)%
Impairment of Project Horizon	—	—	—	—	—	2,502	(2,502)	(100.0)%
Relinquishment liability reassessment	—	—	—	—	—	(243)	243	100.0%
Total	$193,603	$192,283	$1,320	0.7%	$584,141	$584,330	$(189)	—%

Gaming costs and expenses for the three months ended June 30, 2016 compared to the same period in the prior year were relatively flat. Gaming costs and expenses for the nine months ended June 30, 2016 compared to the same period in the prior year increased primarily as a result of higher promotional expenses related to the high-end table game segment and increased costs related to coupon redemptions at third-party outlets. The increase in gaming costs and expenses for the nine months ended June 30, 2016 also resulted from higher combined slot win and free promotional slot play contribution expenses commensurate with the increase in slot revenues. Gaming costs and expenses for the nine months ended June 30, 2016 reflect reduced payroll costs and lower costs related to Momentum Dollar redemptions at Mohegan Sun-owned outlets. Expenses associated with the combined slot win and free promotional slot play contributions totaled $37.0 million and $109.6 million for the three months and nine months ended June 30, 2016, respectively, and $37.0 million and $107.8 million for the three months and nine months ended June 30, 2015, respectively. Gaming costs and expenses as a percentage of gaming revenues were 55.1% and 52.6% for the three months and nine months ended June 30, 2016, respectively, and 53.3% and 53.8% for the three months and nine months ended June 30, 2015, respectively.
Food and beverage costs and expenses for the three months ended June 30, 2016 compared to the same period in the prior year increased primarily due to lower amounts of food and beverage complimentaries related costs being allocated to gaming costs and expenses, partially offset by lower payroll costs and food cost of goods sold. These results were driven by the replacement of a Mohegan Sun-owned food and beverage outlet with a third-party operator. Food and beverage costs and expenses for the three months ended June 30, 2016 also reflect increased beverage cost of goods sold commensurate with the increase in beverage revenues. Food and beverage costs and expenses for the nine months ended June 30, 2016 compared to the same period in the prior year were relatively flat.
Hotel costs and expenses for the three months and nine months ended June 30, 2016 compared to the same periods in the prior year increased primarily as a result of higher payroll and other operating costs driven, in part, by new initiatives directed at our group business.
Retail, entertainment and other costs and expenses for the three months ended June 30, 2016 compared to the same period in the prior year increased primarily as a result of lower amounts of retail, entertainment and other complimentaries related costs being allocated to gaming costs and expenses. Retail, entertainment and other costs and expenses for the nine months ended June 30, 2016 compared to the same period in the prior year declined primarily due to lower direct entertainment costs resulting from the reduction in the number of headliner shows held at the Mohegan Sun Arena. Retail, entertainment and other costs and expenses for the three months and nine months ended June 30, 2016 reflect lower gasoline cost of goods sold commensurate with the declines in gasoline revenues.
Advertising, general and administrative costs and expenses for the three months ended June 30, 2016 compared to the same period in the prior year increased primarily due to higher insurance and utility costs. Advertising, general and administrative costs and expenses for the nine months ended June 30, 2016 compared to the same period in the prior year increased primarily as a result of increased payroll and insurance costs, partially offset by an overall reduction in utility costs. Advertising, general and administrative costs and expenses for the three months and nine months ended June 30, 2016 reflect lower advertising costs.

Mohegan Sun Pocono
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Gaming	$70,100	$71,514	$(1,414)	(2.0)%	$206,493	$201,686	$4,807	2.4%
Food and beverage	7,702	7,368	334	4.5%	21,787	20,672	1,115	5.4%
Hotel	1,568	1,478	90	6.1%	4,312	4,058	254	6.3%
Retail, entertainment and other	2,547	2,662	(115)	(4.3)%	6,845	6,922	(77)	(1.1)%
Gross revenues	81,917	83,022	(1,105)	(1.3)%	239,437	233,338	6,099	2.6%
Less-Promotional allowances	5,467	5,090	377	7.4%	16,277	14,882	1,395	9.4%
Net revenues	$76,450	$77,932	$(1,482)	(1.9)%	$223,160	$218,456	$4,704	2.2%
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
Gaming	85.6%	86.1%	86.2%	86.4%
Food and beverage	9.4%	8.9%	9.1%	8.9%
Hotel	1.9%	1.8%	1.8%	1.7%
Retail, entertainment and other	3.1%	3.2%	2.9%	3.0%
Total	100.0%	100.0%	100.0%	100.0%
Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Food and beverage	$4,474	$4,109	$365	8.9%	$13,253	$11,890	$1,363	11.5%
Hotel	428	419	9	2.1%	1,334	1,290	44	3.4%
Retail, entertainment and other	565	562	3	0.5%	1,690	1,702	(12)	(0.7)%
Total	$5,467	$5,090	$377	7.4%	$16,277	$14,882	$1,395	9.4%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Food and beverage	$2,910	$2,746	$164	6%	$8,612	$8,016	$596	7.4%
Hotel	558	570	(12)	(2.1)%	1,936	1,925	11	0.6%
Retail, entertainment and other	566	599	(33)	(5.5)%	1,680	1,752	(72)	(4.1)%
Total	$4,034	$3,915	$119	3%	$12,228	$11,693	$535	4.6%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Slots:
Handle	$690,911	$673,523	$17,388	2.6%	$2,044,281	$1,910,296	$133,985	7.0%
Gross revenues	$55,878	$55,781	$97	0.2%	$165,992	$158,058	$7,934	5.0%
Net revenues	$55,814	$55,728	$86	0.2%	$165,746	$157,696	$8,050	5.1%
Free promotional slot plays (1)	$11,846	$11,909	$(63)	(0.5)%	$34,664	$33,801	$863	2.6%
Weighted average number of machines (in units)	2,331	2,330	1	0.0%	2,330	2,331	(1)	0.0%
Hold percentage (gross)	8.1%	8.3%	(0.2)%	(2.4)%	8.1%	8.3%	(0.2)%	(2.4)%
Win per unit per day (gross) (in dollars)	$263	$263	$—	—	$260	$248	$12	4.8%
Table games:
Drop	$53,741	$56,668	$(2,927)	(5.2)%	$163,847	$172,078	$(8,231)	(4.8)%
Revenues	$10,367	$11,758	$(1,391)	(11.8)%	$31,275	$34,503	$(3,228)	(9.4)%
Weighted average number of games (in units)	73	73	—	—	73	73	—	—
Hold percentage (2)	19.3%	20.7%	(1.4)%	(6.8)%	19.1%	20.1%	(1.0)%	(5.0)%
Win per unit per day (in dollars)	$1,563	$1,768	$(205)	(11.6)%	$1,565	$1,738	$(173)	(10.0)%
Poker:
Revenues	$761	$738	$23	3.1%	$2,332	$2,329	$3	0.1%
Weighted average number of tables (in units)	18	18	—	—	18	18	—	—
Revenue per unit per day (in dollars)	$464	$451	$13	2.9%	$473	$474	$(1)	(0.2)%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months ended June 30, 2016 compared to the same period in the prior year decreased primarily as a result of lower table game revenues driven by the declines in both hold percentage and volumes. Gaming revenues for the nine months ended June 30, 2016 compared to the same period in the prior year increased primarily due to higher slot revenues which benefited from increased volumes, partially offset by lower table game revenues resulting from the declines in both hold percentage and volumes.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Meals served	183	192	(9)	(4.7)%	499	509	(10)	(2.0)%
Average price per meal served (in dollars)	$19.14	$17.27	$1.87	10.8%	$19.60	$18.13	$1.47	8.1%
Food and beverage revenues for the three months and nine months ended June 30, 2016 compared to the same periods in the prior year increased primarily due to higher complimentary food and beverage revenues driven by changes in our promotional offers.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Rooms occupied	21	21	—	—	62	61	1	1.6%
Occupancy rate	96.6%	96.1%	0.5%	0.5%	96.1%	94.0%	2.1%	2.2%
Average daily room rate (in dollars)	$69	$66	$3	4.5%	$64	$62	$2	3.2%
Revenue per available room (in dollars)	$67	$63	$4	6.3%	$61	$58	$3	5.2%

Hotel revenues for the three months and nine months ended June 30, 2016 compared to the same periods in the prior year increased primarily as a result of higher hotel occupancy by casino patrons. Hotel revenues for the three months ended June 30, 2016 also benefited from strong group business.
Retail, entertainment and other revenues for the three months and nine months ended June 30, 2016 compared to the same periods in the prior year declined primarily due to lower entertainment revenues driven by reductions in the number of shows held at our 1,500-seat entertainment venue.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Gaming	$50,427	$50,517	$(90)	(0.2)%	$148,407	$144,222	$4,185	2.9%
Food and beverage	2,108	2,189	(81)	(3.7)%	5,576	5,951	(375)	(6.3)%
Hotel	1,544	1,484	60	4.0%	4,357	4,158	199	4.8%
Retail, entertainment and other	305	548	(243)	(44.3)%	962	1,364	(402)	(29.5)%
Advertising, general and administrative	7,990	7,384	606	8.2%	24,040	22,121	1,919	8.7%
Depreciation and amortization	2,901	2,968	(67)	(2.3)%	8,894	9,089	(195)	(2.1)%
Loss on disposition of assets	3	—	3	100.0%	14	2	12	N.M.
Severance	—	—	—	—	—	126	(126)	(100.0)%
Total	$65,278	$65,090	$188	0.3%	$192,250	$187,033	$5,217	2.8%
_________
N.M. - Not meaningful.
Gaming costs and expenses for the three months ended June 30, 2016 compared to the same period in the prior year were relatively flat. Gaming costs and expenses for the nine months ended June 30, 2016 compared to the same period in the prior year increased primarily as a result of higher Pennsylvania slot machine tax expenses commensurate with the increase in slot revenues. Gaming costs and expenses for the nine months ended June 30, 2016 also reflect increased promotional expenses and higher costs related to Momentum Dollar redemptions at both Mohegan Sun Pocono-owned and third-party outlets. These results were partially offset by lower Pennsylvania table game tax expenses commensurate with the decline in table game revenues and reduced payroll costs and bad debt expenses. Expenses associated with the Pennsylvania slot machine tax totaled $31.1 million and $91.8 million for the three months and nine months ended June 30, 2016, respectively, and $31.1 million and $88.7 million for the three months and nine months ended June 30, 2015, respectively. Expenses associated with the Pennsylvania table game tax totaled $1.6 million and $4.7 million for the three months and nine months ended June 30, 2016, respectively, and $1.8 million and $5.2 million for the three months and nine months ended June 30, 2015, respectively. Gaming costs and expenses as a percentage of gaming revenues were 71.9% for each of the three months and nine months ended June 30, 2016 and 70.6% and 71.5% for the three months and nine months ended June 30, 2015, respectively.
Food and beverage costs and expenses for the three months and nine months ended June 30, 2016 compared to the same periods in the prior year decreased primarily due to higher amounts of food and beverage complimentaries related costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the three months and nine months ended June 30, 2016 compared to the same periods in the prior year increased primarily as a result of higher payroll costs and lease expenses.
Retail, entertainment and other costs and expenses for the three months and nine months ended June 30, 2016 compared to the same periods in the prior year declined primarily due to lower entertainment costs driven by reductions in the number of shows held at our 1,500-seat entertainment venue.
Advertising, general and administrative costs and expenses for the three months and nine months ended June 30, 2016 compared to the same periods in the prior year increased primarily as a result of higher payroll and other professional consulting costs, combined with the effect of a non-recurring sales tax credit recorded in the three months and nine months ended June 30, 2015. These results were partially offset by lower insurance and utility costs.

Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Gross revenues	$4,168	$1,560	$2,608	167.2%	$13,755	$4,704	$9,051	192.4%
Less-Promotional allowances	41	20	21	105.0%	86	50	36	72.0%
Net revenues	$4,127	$1,540	$2,587	168.0%	$13,669	$4,654	$9,015	193.7%

Expenses	$7,552	$7,179	$373	5.2%	$26,696	$23,580	$3,116	13.2%
Depreciation and amortization	270	261	9	3.4%	803	791	12	1.5%
Total expenses	$7,822	$7,440	$382	5.1%	$27,499	$24,371	$3,128	12.8%

Corporate and other revenues for the three months and nine months ended June 30, 2016 compared to the same periods in the prior year increased primarily as a result of development, management and consulting fees earned in connection with our development arrangement for the Cowlitz Project, management arrangement with Resorts Casino Hotel and consulting arrangement with Paragon Casino Resort.
Corporate and other expenses for the three months ended June 30, 2016 compared to the same period in the prior year increased primarily due to higher payroll costs. Corporate and other expenses for the nine months ended June 30, 2016 compared to the same period in the prior year increased primarily as a result of additional costs and expenses related to our successful pursuit of a casino license in South Korea, including non-cash share based compensation totaling $6.1 million to a non-employee. Corporate and other expenses for the three months and nine months ended June 30, 2016 reflect lower bad debt expenses primarily driven by a reduction in the reserve rate against reimbursable costs and expenses advanced by us to the Cowlitz Project following the Cowlitz Tribe’s closing of its financing for the Cowlitz Project in December 2015.
Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016	2015	Variance	Percentage Variance	2016	2015	Variance	Percentage Variance
Accretion of discount to the relinquishment liability (1)	$—	$—	$—	—	$—	$(227)	$227	100.0%
Interest income (2)	2,284	1,906	378	19.8%	6,469	5,554	915	16.5%
Interest expense	(33,949)	(35,660)	1,711	4.8%	(102,294)	(107,692)	5,398	5.0%
Loss on modification and early extinguishment of debt (3)	(277)	—	(277)	(100.0)%	(484)	—	(484)	(100.0)%
Other expense, net (4)	(495)	(50)	(445)	N.M.	(1,355)	(1,260)	(95)	(7.5)%
Total other expense	$(32,437)	$(33,804)	$1,367	4.0%	$(97,664)	$(103,625)	$5,961	5.8%
_________

(1)	Represented accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Primarily represented interest earned on long-term receivables.

(3)	Represented financing fees expensed in connection with the modification or refinancing of debt.

(4)	Primarily represented loss from unconsolidated affiliates.
N.M. - Not meaningful.
Interest expense for the three months and nine months ended June 30, 2016 compared to the same periods in the prior year declined as a result of lower weighted average interest rate. Weighted average interest rate was 7.8% for each of the three months and nine months ended June 30, 2016 compared to 8.3% for each of the three months and nine months ended June 30, 2015. Weighted average outstanding debt was $1.74 billion and $1.76 billion for the three months and nine months ended June 30, 2016, respectively, compared to $1.72 billion and $1.74 billion for the three months and nine months ended June 30, 2015, respectively.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, our operating results for the three months and nine months ended June 30, 2016 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Nine Months Ended June 30,
	2016	2015	Variance	Percentage Variance
Net cash provided by operating activities	$153,805	$144,483	$9,322	6.5%
Net cash used in investing activities	(75,792)	(13,870)	(61,922)	N.M.
Net cash provided by (used in) financing activities	44,594	(109,561)	154,155	N.M.
Net increase in cash and cash equivalents	$122,607	$21,052	$101,555	N.M.
_________
N.M. - Not meaningful.
As of June 30, 2016 and September 30, 2015, we held cash and cash equivalents of $188.7 million and $65.8 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, amortization of debt issuance costs, premiums and discounts and provisions and recoveries for losses on receivables.
The increase in cash provided by operating activities for the nine months ended June 30, 2016 compared to the same period in the prior year primarily resulted from increased net income after factoring in non-cash items, partially offset by higher working capital requirements.
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
The increase in cash used in investing activities for the nine months ended June 30, 2016 compared to the same period in the prior year was primarily driven by restricted cash held by Inspire Integrated Resort Co., Ltd, or Inspire Integrated Resort, in connection with its joint venture arrangement to build an integrated resort at Incheon International Airport in South Korea. The increase in cash used in investing activities for the nine months ended June 30, 2016 also resulted from increased capital expenditures. These results were partially offset by a partial repayment of reimbursable costs and expenses advanced by us to the Cowlitz Project following the Cowlitz Tribe’s closing of its financing for the Cowlitz Project in December 2015.
The increase in cash provided by financing activities for the nine months ended June 30, 2016 compared to the same period in the prior year was primarily driven by increased borrowings to pursue new development opportunities and for general corporate purposes. The increase in cash provided by financing activities for the nine months ended June 30, 2016 also reflected contributions from members related to Inspire Integrated Resort's joint venture arrangement to build an integrated resort at Incheon International Airport in South Korea.
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

On May 26, 2016, we entered into a second amendment agreement among us, the Tribe, the guarantors as defined below, Citizens Bank, N.A., as administrative agent, and the lenders party thereto, amending the senior secured credit facilities to among other things, permit us to make additional investments relating to our joint venture arrangement to build an integrated resort at Incheon International Airport in South Korea.
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
As of June 30, 2016, amounts outstanding under the revolving facility, term loan A facility and term loan B facility totaled $19.0 million, $100.0 million and $778.2 million, respectively. As of June 30, 2016, letters of credit issued under the revolving facility totaled $2.5 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, we had approximately $78.5 million of borrowing capacity under the revolving facility and line of credit as of June 30, 2016.
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
As of June 30, 2016, interest on the $19.0 million outstanding under the revolving facility was based on a base rate of 3.50% plus 300 basis points. The commitment fee was 0.50% as of June 30, 2016. As of June 30, 2016, interest on the $100.0 million outstanding under the term loan A facility was based on a Eurodollar rate of 0.46% plus 400 basis points. As of June 30, 2016, interest on the $778.2 million outstanding under the term loan B facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points.
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

Fiscal Quarters Ending:
June 30, 2016 and thereafter	6.00:1.00
Maximum secured leverage ratio covenant, or ratio of secured debt to annualized EBITDA, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
June 30, 2016	3.25:1.00
September 30, 2016 and thereafter	3.00:1.00
Minimum fixed charge coverage ratio covenant, as defined under the senior secured credit facilities:

Fiscal Quarters Ending:
June 30, 2016 and thereafter	1.05:1.00
As of June 30, 2016, we and the Tribe were in compliance with all respective covenant requirements under the senior secured credit facilities.
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
In November 2015, pursuant to the facility agreement, we entered into a note purchase agreement, or the note purchase agreement, by and among us, the Tribe and the purchaser named therein, or the purchaser. In accordance with the note purchase agreement, we issued floating rate senior notes in an aggregate principal amount of $100.0 million, or the 2015 senior unsecured notes, to the purchaser in a private offering that closed on November 20, 2015. The net proceeds from the 2015 senior unsecured notes were used to pursue new development opportunities and for general corporate purposes. The 2015 senior unsecured notes are senior unsecured obligations. Pursuant to a guarantee agreement dated November 20, 2015, certain of our subsidiaries, which are the same guarantors that guarantee our senior secured credit facilities and other senior unsecured and senior subordinated notes, have guaranteed the 2015 senior unsecured notes. The 2015 senior unsecured notes mature on December 15, 2017. The 2015 senior unsecured notes accrue interest at an annual rate equal to the LIBOR rate plus 4.45%, payable quarterly. As of June 30, 2016, interest on the 2015 senior unsecured notes was based on a LIBOR rate of 0.65% plus 4.45%.
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
Senior Subordinated Notes
2012 11% Senior Subordinated Notes
In March 2012, we issued $344.2 million senior subordinated toggle notes with fixed interest payable at a rate of 11% per annum, or the 2012 senior subordinated notes. The 2012 senior subordinated notes mature on September 15, 2018. We may redeem the 2012 senior subordinated notes, in whole or in part, at any time, at a price equal to 100% of the principal amount plus accrued interest. If a change of control occurs, we must offer to repurchase the 2012 senior subordinated notes at a price equal to 101% of the principal amount, plus accrued interest. In addition, if we undertake certain types of asset sales or suffer events of loss, and we do not use the related sale or insurance proceeds for specified purposes, we may be required to offer to repurchase the 2012 senior subordinated notes at a price equal to 100% of the principal amount, plus accrued interest. Interest on the 2012 senior subordinated notes is payable semi-annually on March 15th and September 15th. The initial interest payment on the 2012 senior subordinated notes was payable entirely in cash. For any subsequent interest payment period through March 15, 2018, we may, at our option, elect to pay interest on the 2012 senior subordinated notes either entirely in cash or by paying up to 2% in 2012 senior subordinated notes, or PIK interest. If we elect to pay PIK interest, such election will increase the principal amount of the 2012 senior subordinated notes in an amount equal to the amount of PIK interest for the applicable interest payment period to holders of 2012 senior subordinated notes on the relevant record date.

In August 2013, we repurchased an aggregate principal amount of $69.0 million 2012 senior subordinated notes. In September 2015, we redeemed an additional aggregate principal amount of $175.0 million of 2012 senior subordinated notes. An aggregate principal amount of approximately $100.2 million 2012 senior subordinated notes remains outstanding as of June 30, 2016.
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
As of June 30, 2016, we and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures and other debt agreements.
We or our affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and our liquidity and covenant requirement restrictions, among other factors.
Line of Credit
In November 2013, we entered into a $16.5 million revolving credit facility with Bank of America, N.A., or the line of credit. The line of credit is coterminous with the senior secured credit facilities. Pursuant to provisions of the senior secured credit facilities, under certain circumstances, the line of credit may be converted into loans under the senior secured credit facilities. Under the line of credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable margin based on our total leverage ratio, as each term is defined under the line of credit. As of June 30, 2016, no amount was drawn on the line of credit. Borrowings under the line of credit are uncollateralized general obligations. The line of credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the senior secured credit facilities. As of June 30, 2016, we were in compliance with all covenant requirements under the line of credit.

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
As of June 30, 2016, amounts outstanding under the new Downs Lodging credit facility totaled $23.4 million and interest was based on a Eurodollar rate of 0.50% plus 350 basis points.
The new Downs Lodging credit facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The new Downs Lodging credit facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. Additionally, the new Downs Lodging credit facility includes a financial maintenance covenant pertaining to minimum debt service coverage. As of June 30, 2016, Downs Lodging was in compliance with all covenant requirements under the new Downs Lodging credit facility.
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
The 2012 Mohegan Tribe Minor’s Trust promissory note was further amended in December 2015, pursuant to which the interest rate was adjusted to an annual rate of 12.5% and accrued interest was adjusted to be payable quarterly, commencing March 31, 2016. In addition, as amended, principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note amortizes in equal quarterly amounts of $1.5 million, commencing March 31, 2016 through December 31, 2016, with the remaining principal amount due at maturity. An aggregate principal amount of $7.0 million of the 2012 Mohegan Tribe Minor’s Trust promissory note remains outstanding as of June 30, 2016.
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
Capital Expenditures
The following table presents data related to capital expenditures (in millions):

	Capital Expenditures
	Nine Months Ended	Remaining Forecasted	Total Forecasted
	June 30, 2016	Fiscal Year 2016	Fiscal Year 2016
Mohegan Sun:
Maintenance	$17.0	$9.0	$26.0
Development	6.6	12.2	18.8
Subtotal	23.6	21.2	44.8
Mohegan Sun Pocono:
Maintenance	3.0	2.0	5.0
Development	1.0	0.9	1.9
Subtotal	4.0	2.9	6.9
Corporate:
Maintenance	0.1	0.2	0.3
Subtotal	0.1	0.2	0.3
Total	$27.7	$24.3	$52.0
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun Pocono. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun Pocono through a combination of existing cash, cash flows provided by operating activities and draws under our revolving facility.
Interest Expense
The following table presents our interest expense (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
Senior secured credit facility - revolving	$395	$451	$1,340	$1,591
Senior secured credit facility - term loan A	1,377	1,548	4,227	4,827
Senior secured credit facility - term loan B	12,254	11,098	37,077	33,332
2013 9 3/4% senior unsecured notes	14,505	12,396	43,490	37,172
2015 senior unsecured notes	1,611	—	3,917	—
2005 6 7/8% senior subordinated notes	—	—	—	255
2012 11% senior subordinated notes	2,851	7,802	8,544	23,386
Line of credit	58	50	157	174
Downs Lodging credit facility	—	1,637	625	4,910
New Downs Lodging credit facility	362	—	882	—
2009 Mohegan Tribe promissory note	—	44	—	131
2012 Mohegan Tribe Minor's Trust promissory note	264	411	957	1,234
2013 Mohegan Tribe promissory note	73	73	221	221
2015 Mohegan Tribe promissory note	27	—	359	—
Capital leases	18	25	60	83
Amortization of debt issuance costs on revolving credit facilities	154	125	438	376
Total interest expense	$33,949	$35,660	$102,294	$107,692

Contractual Obligations
The following table presents estimated future payment obligations related to our debt and the timing of those payments as of June 30, 2016 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt, including current portions (excludes unamortized debt issuance costs, premiums and discounts)	$1,722,609	$31,300	$1,091,145	$14,723	$585,441
Interest payments on long-term debt and capital leases	446,765	123,852	179,998	114,396	28,519
Total	$2,169,374	$155,152	$1,271,143	$129,119	$613,960
 ________________________

(1)	Represents payment obligations from July 1, 2016 to June 30, 2017.
There has been no material change to the other contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, distributions to the Tribe and foreseeable capital expenditures for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for further details regarding risks relating to our sufficiency of resources. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, we had approximately $78.5 million of borrowing capacity under the revolving facility and line of credit as of June 30, 2016. Distributions to the Tribe are anticipated to total approximately $53.0 million for fiscal 2016.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of June 30, 2016, our primary exposure to market risk was interest rate risk associated with our senior secured credit facilities, 2015 senior unsecured notes and new Downs Lodging credit facility, all of which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the respective facility.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of June 30, 2016 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of June 30, 2016.

	Expected Maturity Date						Total	Fair Value
	2016	2017	2018	2019	2020	Thereafter
Liabilities (in thousands)
Long-term debt and capital lease obligations, including current portions (1):
Fixed rate	$1,832	$6,774	$101,272	$7,838	$343	$585,680	$703,739	$741,764
Average interest rate	10.7%	10.6%	10.9%	3.8%	—	9.7%	9.8%
Variable rate	$5,960	$23,839	$974,395	$3,125	$13,281	—	$1,020,600	$1,009,110
Average interest rate (2)	4.8%	4.9%	5.4%	4.7%	4.8%	—	5.4%
_________

(1)	Excludes unamortized debt issuance costs, premiums and discounts.

(2)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $10.2 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	August 15, 2016	By:	/S/ KEVIN P. BROWN
Kevin P. Brown Chairman and Member, Management Board

Date:	August 15, 2016	By:	/S/ ROBERT J. SOPER
Robert J. Soper President and Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	August 15, 2016	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

10.1
Second Amendment Agreement, dated as of May 26, 2016, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Citizens Bank, N.A., as administrative agent, and the lenders party thereto (filed herewith).

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