Form 10-K
period 2016-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2016-12-28
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________
FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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
In addition to the risk factors described under “Part I. Item 1A. Risk Factors,” the following important factors, among others, could affect our future financial condition or results of operations, causing actual results to differ materially from those expressed in the forward-looking statements:

•	the financial performance of Mohegan Sun and Mohegan Sun Pocono and our Pennsylvania off-track wagering facilities;

•	the local, regional, national or global economic climate;

•	increased competition, including the expansion of gaming in New England, New York, New Jersey or Pennsylvania;

•	our leverage and ability to meet our debt service obligations and maintain compliance with financial debt covenants;

•	the continued availability of financing;

•	our dependence on existing management;

•	our ability to integrate new amenities from expansions to our facilities into our current operations and manage the expanded facilities;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations, including the limitation, denial or suspension of licenses required under gaming laws and regulations;

•	changes in applicable laws pertaining to the service of alcohol, smoking or other amenities offered at our facilities;

•	our ability to successfully implement our diversification strategy;

•	an act of terrorism on the United States;

•	our customers' access to inexpensive transportation to our facilities and changes in oil, fuel or other transportation-related expenses;

•	unfavorable weather conditions;

•	risks associated with operations in foreign territories; and

•	fluctuations in foreign currency exchange rates.
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
As of September 30, 2016, Casino of the Earth offered:

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

•	four Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars;

•	COMIX, an approximately 415-seat comedy club and craft beer bar operated by a third-party; and

•	the Wolf Den, an approximately 10,000-square-foot, 275-seat lounge featuring live entertainment seven days a week.
Casino of the Sky
As of September 30, 2016, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 1,975 slot machines and 105 traditional and electronic table games;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, a 24-hour coffee shop and three lounges and bars, all operated by us, as well as four additional full-service restaurants, four quick-service restaurants and a multi-station food court operated by third-parties, for a total restaurant seating of approximately 2,200;

•	The Shops at Mohegan Sun containing 30 retail shops, five of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret theatre;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Lansdowne Irish Pub and Music House with restaurant seating of approximately 205, Avalon Nightclub and Vista Lounge, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.
Casino of the Wind
As of September 30, 2016, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 520 slot machines, 25 traditional table games and a 42-table themed poker room;

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
In November 2016, Mohegan Sun began operating the Earth Hotel Tower, a new 400-room hotel, under a sublease agreement with Mohegan Tribal Finance Authority, the developer of the hotel and wholly-owned instrumentality of the Tribe. The Earth Hotel Tower also includes Bean and Vine Café & Wine Bar, which features a full-service coffee bar, specialty wines on tap, bottled beers and signature cocktails.
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
Mohegan Sun Pocono currently operates in an approximately 400,000-square-foot facility, which includes the following as of September 30, 2016:

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
Strategy
Our overall strategy is to: (1) profit from gaming and non-gaming in our core markets, (2) diversify our business interests within the gaming industry and (3) enhance our credit profile by reducing leverage. Mohegan Sun primarily receives patronage from guests residing within 100 miles of Mohegan Sun, which represents our primary market. Mohegan Sun also receives patronage from guests residing within a 100 to 200 mile radius, which represents our secondary market. With the completion of Project Sunburst in 2002, we have developed Mohegan Sun into a full-scale entertainment and destination resort. The addition of Casino of the Wind and Sunrise Square further strengthens our presence in the Northeast United States gaming market. We have also taken significant steps in our diversification efforts with the addition of our second wholly-owned and operated gaming and entertainment facility, Mohegan Sun Pocono. In addition, over the past four years, we have entered into several joint venture, development, management and consulting arrangements, including those with: (1) the owner of Resorts Casino Hotel in Atlantic City, New Jersey, (2) the Tunica-Biloxi Gaming Authority for the Paragon Casino Resort in Marksville, Louisiana, (3) the Cowlitz Tribe for the Cowlitz casino project in Clark County, Washington, or the Cowlitz Project, and (4) our controlling ownership interest for an integrated resort and casino project in South Korea, or Project Inspire.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August.
Diversification Initiatives
As a means to diversify our revenue base and cash flow streams, while diversifying our business interests outside of Mohegan Sun and Mohegan Sun Pocono, from time to time, we and the Tribe pursue various business opportunities. These opportunities have primarily consisted of proposed development and/or management of, investment in or ownership of additional gaming operations through direct investments, acquisitions, joint venture arrangements and loan or financial/credit support transactions. We refer to the evaluation and execution of these opportunities as our “Capital-Light” growth strategy. Our ideal Capital-Light opportunity combines modest upfront capital contributions with the potential for outsized cash returns. In addition to our existing diversification initiatives, we are actively exploring other opportunities that meet our return criteria; however we can provide no assurance that we or the Tribe will continue to pursue any of these opportunities or that any of them will be consummated.
Resorts Casino Hotel
In October 2012, through a wholly-owned subsidiary, we entered into a joint venture and management arrangement with Resorts Casino Hotel in Atlantic City, New Jersey, pursuant to which we currently manage the facility and own 10% of the facility and its associated gaming activities, including on-line gaming in the State of New Jersey.
Paragon Casino Resort
In April 2016, through a wholly-owned subsidiary, we entered into an agreement with the Tunica-Biloxi Gaming Authority to provide gaming, hospitality and entertainment consulting services to the Paragon Casino Resort in Marksville, Louisiana.
Cowlitz Project
Through a wholly-owned subsidiary, we are one of three current members in Salishan-Mohegan, LLC, or Salishan-Mohegan, which was formed to participate in the Cowlitz Project, a casino to be owned by the Cowlitz Tribe and to be located on the Cowlitz reservation in Clark County, Washington. We, Salishan Company, LLC, an unrelated entity, and a subsidiary of the Tribe hold membership interests in Salishan-Mohegan of 49.15%, 40% and 10.85%, respectively.

In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time.
Under the terms of the development agreement, Salishan-Mohegan assists in securing financing, as well as administration and oversight of the planning, designing, development, construction and furnishing of the casino. The development agreement provides for development fees of 3% of total project costs, as defined under the development agreement. Under the terms of Salishan-Mohegan's operating agreement, development fees earned by Salishan-Mohegan are distributed to us. In 2006, pursuant to the development agreement, Salishan-Mohegan purchased an approximately 152-acre site for the casino.
In addition, certain receivables contributed to Salishan-Mohegan and amounts advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe are reimbursable to Salishan-Mohegan by the Cowlitz Tribe, subject to appropriate approvals defined under the development agreement.
Under the terms of the management agreement, Salishan-Mohegan will manage, operate and maintain the casino for a period of seven years following its opening. The management agreement provides for management fees of 24% of net revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Under the terms of Salishan-Mohegan’s operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interests. The management agreement is subject to approval by the National Indian Gaming Commission, or the NIGC.
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

Project Inspire
Through a wholly-owned subsidiary, we currently hold a 50.19% membership interest in Inspire Integrated Resort Co., Ltd., or Inspire Integrated Resort, which was formed to pursue gaming opportunities in South Korea. The remaining 49.81% membership interest in Inspire Integrated Resort is held by an unrelated third-party and its affiliates.
In February 2016, Inspire Integrated Resort was awarded pre-approval for a gaming license to be issued upon the completion of construction of Project Inspire, a proposed integrated resort and casino to be located at Incheon International Airport in South Korea. In August 2016, Inspire Integrated Resort entered into an implementation agreement with the Incheon International Airport Authority for the long-term lease and development of land at the project site adjacent to the airport.

Connecticut Joint Venture Project
We have entered into a joint venture arrangement with the Mashantucket Pequot Tribe, or the MPT, to develop and operate an off-reservation casino in Northern Connecticut. We are currently in the process of evaluating proposals for site locations and plan to seek further approval by the State of Connecticut to pursue the proposed off-reservation casino during the 2017 legislative session.
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

We also face potential competition from the expansion of state-licensed gaming in the Northeastern United States, as well as prospective gaming projects under consideration by Indian tribes, including federally-recognized tribes in the State of New York and the Commonwealth of Massachusetts. With the addition of traditional table gaming in Rhode Island, Maine, Pennsylvania and Delaware in recent years, and new gaming facilities authorized or under development in Massachusetts, New York and Pennsylvania, commercial casino gaming has expanded in the Northeastern United States and is poised to expand further. In the Commonwealth of Massachusetts, the single slot-only facility in Plainville has now been open since 2015, while the two commercial casinos authorized for the cities of Springfield and Everett reportedly will open in 2018 and 2019, respectively. In the State of New York, four commercial casinos in three upstate regions are under development, while video lottery terminals, or VLTs, facilities in Yonkers and Queens have undertaken expansion projects. Tribal gaming projects being pursued by the Mashpee Wampanoag Tribe, which has entered into a tribal-state gaming compact, and the Aquinnah Wampanoag Tribe, both located in the Commonwealth of Massachusetts, and the Shinnecock Indian Nation of New York, also increase the possibility of new tribal gaming in the Northeastern United States in the future. In addition, other federally-recognized Indian tribes continue to pursue new gaming projects elsewhere in the Northeastern United States. Additionally, groups seeking federal recognition as Indian tribes, as well as federally-recognized Indian tribes, continue efforts to establish or expand reservation lands with an interest in commercial casino gaming on such lands.

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
Mohegan Sun
The following is a summary of competition affecting Mohegan Sun:
Connecticut
Mohegan Sun and Foxwoods are the only two legally authorized gaming operations in southern New England offering traditional slot machines and table games, including poker. Foxwoods is located approximately 10 miles from Mohegan Sun.
In the past year, the Connecticut State Lottery began conducting Keno gaming in the State of Connecticut pursuant to revenue-sharing memoranda of understanding between the State of Connecticut and the Tribe and the MPT.

In addition, MMCT, our new joint venture with the MPT, has proposed to develop and operate an off-reservation casino in northern Connecticut, and is currently in the process of evaluating proposals for site locations and plans to seek further approval by the State of Connecticut to pursue the proposed off-reservation casino during the 2017 legislative session.
Rhode Island
The state's two pari-mutuel facilities, Twin River Casino in Lincoln, or Twin River, and Newport Grand Casino in Newport, or Newport Grand, are located approximately 60 miles and 55 miles from Mohegan Sun, respectively, and offer VLTs and table games. In November 2016, voters approved the relocation of the Newport Grand Casino from Newport to a new location in Tiverton, near the Massachusetts state border.
Massachusetts
In 2011, the Commonwealth of Massachusetts enacted legislation which authorized one slot-only license limited to 1,250 slot machines and up to three casino resort licenses. Penn National Gaming, Inc. was awarded the slot-only license and opened Plainridge Park Casino, or Plainridge Park, in Plainville in June 2015. Plainridge Park also offers electronic table games. In November 2014, two of the three available casino resort licenses were awarded to affiliates of MGM Resorts International and Wynn Resorts Limited. These two commercial casinos authorized for the cities of Springfield and Everett reportedly will open in 2018 and 2019, respectively. In April 2016, the Massachusetts Gaming Commission declined to issue the third available casino resort license slated for the southeastern region. In July 2016, a U.S. District Court judge in Massachusetts ruled that the Secretary of Interior did not have authority to take land into trust for the Mashpee Wampanoag Tribe, including its proposed casino project site in Taunton.

Maine
Hollywood Casino Bangor in Bangor and Oxford Casino in Oxford, which offer slot machines and table games, are the only two gaming operations in the State of Maine.
New York
Racinos in Yonkers, Queens, Batavia, Hamburg, Nichols, Vernon, Monticello, Saratoga Springs and Farmington offer VLTs, including electronic table games. Two of these racinos - Empire City Casino at Yonkers Raceway in Yonkers, or Empire City, and Resorts World New York in Queens, or Resorts World - are located in or close to New York City. Given Empire City's and Resorts World's location in or near New York City, each has a distinct advantage over Mohegan Sun in competing for patrons from the New York metropolitan region.
There are eight federally-recognized Indian tribes in the State of New York. Only three of these federally-recognized Indian tribes, the Oneida Nation of New York, the Seneca Nation of New York and the St. Regis Band of Mohawk Indians of New York currently engage in commercial casino gaming.
In November 2013, the State of New York's constitution was amended to permit up to seven casinos state-wide as authorized and prescribed by the state legislature. As a result, the state’s Gaming Commission continues to implement the Upstate New York Gaming Economic Development Act, which was adopted in June 2013. Pursuant to this act, the Gaming Commission is responsible for licensing up to four casinos in three designated upstate New York regions, excluding New York City and nearby counties for the first seven years. Under existing statute, after seven years, three additional casinos may be licensed within the state, excluding New York City, Westchester, Rockland, Nassau or Suffolk counties. In addition, two OTW facilities in Nassau and Suffolk counties were each allowed to add up to 1,000 VLTs and those rights were acquired by Resorts World.

In December 2014, the New York Gaming Facility Location Board, which is responsible for making licensing recommendations to the state's Gaming Commission for the four casinos in three designated upstate New York regions, made its recommendation for a total of three casinos, one in each of the designated regions. The New York Gaming Facility Location Board recommended the licensing of Montreign Resort Casino in Thompson for the Catskill/Hudson Valley region, Rivers Casino and Resort in Schenectady for the Capital region and del Lago Resort and Casino in Tyre for the Eastern Southern Tier region. In October 2015, Tioga Downs Casino in Nichols was also recommended for licensing for the Eastern Southern Tier region. All four licenses were subsequently awarded and it has been reported that Tioga Downs Casino recently completed renovations and has added traditional slot machines and table games.
New Jersey
The Atlantic City gaming market consists of seven gaming properties offering slot machines and table games. The State of New Jersey and the Atlantic City gaming market continue to implement legislative reforms adopted in 2011 and public-private initiatives to revitalize gaming in the state. In November 2013, certain of the state's casino operators commenced Internet gaming for patrons located within the State of New Jersey. The state has also passed legislation related to sports wagering and is involved in litigation challenging the federal law which restricts legalized sports wagering to certain states. In November 2016, voters rejected a proposal to expand casino gaming in Northern New Jersey and the New York metropolitan region.
Mohegan Sun Pocono
The following is a summary of competition affecting Mohegan Sun Pocono:
In 2004, the Commonwealth of Pennsylvania passed the Pennsylvania Race Horse Development and Gaming Act, or the Pennsylvania Gaming Act, which permitted the operation of up to 61,000 slot machines at 14 locations throughout the state, 12 of which have commenced operations. In November 2014, the 13th casino license which permits the operation of 5,000 slot machines and 250 table games was awarded to Live! Hotel and Casino, a joint venture between Cordish Cos. and Greenwood Gaming and Entertainment Inc. Subject to the outcome of pending litigation, construction of Live! Hotel and Casino is planned for the City of Philadelphia's stadium district.
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
Mohegan Sun Pocono faces competition from several facilities in the Commonwealth of Pennsylvania, as well as neighboring states. However, its most immediate competitors are Mount Airy Casino Resort and Sands Casino Resort Bethlehem, which offer slot machines and table games, located approximately 40 miles and 70 miles from Mohegan Sun Pocono, respectively. In November 2016, Sands Casino Resort Bethlehem announced plans for an expansion to its facilities.
In addition to existing slot machine and table game operations in the Commonwealth of Pennsylvania, Mohegan Sun Pocono faces existing competition from a VLT facility at the Monticello Raceway in Monticello, New York, approximately 90 miles from Mohegan Sun Pocono, as well as future competition from the Montreign Resort Casino which is under development in Thompson, New York, approximately 175 miles from Mohegan Sun Pocono. Mohegan Sun Pocono also faces competition from Tioga Downs Casino in Nichols, New York, approximately 100 miles from Mohegan Sun Pocono, which recently began offering traditional slot machines and table games.
Mohegan Tribe of Indians of Connecticut
General
The Tribe has lived in a cohesive community for hundreds of years in what is today southeastern Connecticut. The Tribe became a federally-recognized Indian tribe in 1994 and currently has approximately 2,120 members, of which approximately 1,320 are of voting age. The Tribe historically has cooperated with the United States and is proud of the fact that members of the Tribe have fought on the side of the United States in every war from the Revolutionary War to the wars in Iraq and Afghanistan. The Tribe believes that this philosophy of cooperation exemplifies its approach of developing Mohegan Sun and pursuing diversification of its business interests.
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
Governance of the Tribe
The Tribe's Constitution provides for the governance of the Tribe by a Tribal Council, consisting of nine members, and a Council of Elders, consisting of seven members. The registered voters of the Tribe elect all members of the Council of Elders and the Mohegan Tribal Council. Pursuant to an amendment to the Tribe's Constitution in September 2003, the members of both the Council of Elders and the Mohegan Tribal Council are elected on a four-year staggered term basis. The terms for three members of the Council of Elders expire in October 2018, while the terms for the remaining four members expire in October 2020. The terms for five members of the Mohegan Tribal Council expire in October 2017, while the terms for the remaining four members expire in October 2019. Members of the Council of Elders must be at least 55 years of age when elected, while members of the Mohegan Tribal Council must be at least 21 years of age when elected. The members of the Mohegan Tribal Council also serve as members and officers on our Management Board.
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
Below is a description of certain information regarding judges currently serving on the Gaming Disputes Court:
Paul M. Guernsey, Chief Judge. Age: 66. Judge Guernsey has served on the Gaming Disputes Court since 1996. He was appointed Acting Chief Judge in November 1999 and Chief Judge in January 2000. Judge Guernsey also served as Fact Finder for the New London Judicial District from 1990 to 1992 and as State of Connecticut Attorney Trial Referee, Judicial District of New London, since 1992.
F. Owen Eagan, Judge. Age: 86. Judge Eagan was appointed to the Gaming Disputes Court in 1996. He served as United States Magistrate Judge from 1975 to 1996 and was formerly Assistant United States Attorney for the District of Connecticut and United States Attorney for the District of Connecticut. He also served as an adjunct law faculty member at Western New England College School of Law.
Frank A. Manfredi, Judge. Age: 65. Judge Manfredi was appointed to the Gaming Disputes Court in 2001. He has been a partner at Cotter, Greenfield, Manfredi & Lanes, P.C., since 1983. Judge Manfredi has also served as State of Connecticut Attorney Trial Referee since 1993, State of Connecticut Attorney Fact Finder since 1992 and Town Attorney for the Town of Preston from 1988 to 2013.
Jeffrey A. McNamara, Judge. Age: 57. Judge McNamara was appointed to the Gaming Disputes Court in 2012. He has served as a Probate Judge for the Niantic Regional Probate Court since 2010 and had been a Probate Judge for the District of East Lyme from 1988 to 2010. Judge McNamara has also served as a State of Connecticut Attorney Trial Referee for the Judicial District of New London since 2011. Judge McNamara has been a member of the Executive Committee for Probate Administration since 2009.
Matthew E. Auger, Judge. Age: 58. Judge Auger was appointed to the Gaming Disputes Court in 2015. He has served as a United States Navy JAGC officer since 1984 and as a partner at Suisman, Shapiro, Wool, Brennan,  Gray & Greenberg, P.C. since 1988. Judge Auger has also served as a State of Connecticut Superior Court Special Master and Attorney Trial Referee since 1999 and as a Special Master for the United States District Court for the District of Connecticut from 1999 to 2007.
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
Below is a description of certain information regarding the commissioners serving in the Workers' Compensation Department:
Giancarlo Rossi, Chief Commissioner. Age: 67. Mr. Rossi was appointed Chief Commissioner of the Workers' Compensation Department in September 2004. Mr. Rossi is a practicing attorney with over 20 years of workers' compensation experience in the State of Connecticut.
Louis M. Pacelli, Commissioner. Age: 62. Mr. Pacelli was appointed Commissioner of the Workers' Compensation Department in September 2004. Mr. Pacelli is a partner in the law firm of Grillo and Pacelli, LLC and has practiced general law, including workers' compensation matters, for over 20 years in the State of Connecticut.
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
We have three major functions. The first function is to direct the operation, management and promotion of gaming enterprises and all related activities on tribal lands. The second function is to regulate gaming activities on tribal lands. Our Management Board has appointed an independent Director of Regulation responsible for the regulation of gaming activities at Mohegan Sun. The Director of Regulation serves at the will of the Management Board and ensures the integrity of gaming operation through the promulgation and enforcement of appropriate regulations. The Director of Regulation and his staff are also responsible for performing background investigations and licensing of non-gaming employees, as well as vendors seeking to provide non-gaming products or services within the casino. Pursuant to the Mohegan Compact, the State of Connecticut is responsible for performing background investigations and licensing of gaming employees, as well as gaming vendors seeking to provide gaming products or services within the casino. The third function is to identify and evaluate various business opportunities in conjunction with the Tribe in an effort to diversify our revenue base and cash flow streams. These opportunities primarily consist of development and/or management of, investment in or ownership of additional gaming operations through direct investments, acquisitions, joint venture arrangements and loan or financial/credit support transactions.
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
In the State of Connecticut, there has been no litigation challenging the governor's authority to enter into tribal-state compacts. If such a suit was filed, however, the Tribe does not believe that the precedent in the New Mexico or Kansas cases would apply. At the time of execution of the Mohegan Compact, the Connecticut Attorney General issued a formal opinion, which states that, “existing state statutes provide the Governor with the authority to negotiate and execute the Mohegan Compact.” Thus, the Attorney General declined to follow the Kansas case. In addition, in a case brought by the MPT, the United States Court of Appeals for the Second Circuit has held that Connecticut law authorizes casino gaming. After execution of the Mohegan Compact, the Connecticut General Assembly passed a law requiring that future gaming compacts be approved by the legislature, but that law does not apply to previously executed compacts such as the Mohegan Compact, unless amended.
Possible Changes in Federal Law
Bills have been introduced in Congress from time to time seeking to amend IGRA. While there have been a number of technical amendments to the law, to date, there have been no material changes to IGRA. Any amendment to IGRA could change the regulatory environment and requirements within which the Tribe could conduct gaming.
Pennsylvania Racing Regulations
Our harness racing operations at Mohegan Sun Pocono is subject to extensive regulation under the Pennsylvania Racing Act. Under that law, as amended in 2016, the previously separate thoroughbred and standardbred commissions were combined under the jurisdiction of the Pennsylvania State Horse Racing Commission, or the PSHRC, which is responsible for, among other things:

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
As in most states, the regulations and oversight applicable to our operations in the Commonwealth of Pennsylvania are intended primarily to safeguard the legitimacy of the sport and its freedom from inappropriate or criminal influences. The PSHRC has broad authority to regulate in the best interests of racing and may disapprove the involvement of certain personnel in our operations, deny approval of certain acquisitions following their consummation or withhold permission for a proposed OTW site for a variety of reasons, including community opposition. The Pennsylvania legislature has also reserved the right to revoke the power of the PSHRC to approve additional OTWs and could, at any time, terminate pari-mutuel wagering as a form of legalized gaming in the Commonwealth of Pennsylvania or subject such wagering to additional restrictive regulation or taxation.
Pennsylvania Gaming Regulations
Our slot machine and table game operations at Mohegan Sun Pocono are subject to extensive regulation under the Pennsylvania Gaming Act. Under that law, as amended, the Pennsylvania Gaming Control Board, or the PGCB, is responsible for, among other things:

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
Land Lease Agreement
The land upon which Mohegan Sun is located is held in trust for the Tribe by the United States. We lease this land from the Tribe under a long-term lease agreement. The following summarizes the key provisions of the land lease agreement:
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
Permitted Mortgages and Rights of Permitted Mortgagees
We may not mortgage, pledge or otherwise encumber our leasehold estate in the property except to a holder of a permitted mortgage. Under the terms of the agreement, permitted mortgages include the leasehold mortgage securing our senior secured indebtedness, provided that, among other things: (1) the Tribe will have the right to notice of, and to cure, any default by us, (2) the Tribe will have the right to prior notice of an intention by the holder to foreclose on the permitted mortgage and the right to purchase the mortgage in lieu of any foreclosure and (3) the permitted mortgage is subject and subordinated to any and all access and utility easements granted by the Tribe under the agreement. Under the terms of the agreement, each holder of a permitted mortgage has the right to notice of any default by us under the agreement and the opportunity to cure such default within the applicable cure period.
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
Amended and Restated Land Lease Agreement
On October 14, 2016, we entered into an amended and restated land lease agreement, or the amended and restated land lease agreement, amending and restating the original land lease agreement. The amended and restated land lease agreement amended the original land lease agreement to, among other things: (1) update the legal description of the property and (2) extend the term to 25 years from the date of the amended and restated land lease agreement with an option, exercisable by us, to extend the term for one additional 25-year period. Other than the foregoing, the terms and conditions of the amended and restated land lease agreement are substantially the same as the original land lease agreement.
Cowlitz Project Agreements
In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time.
Under the terms of the development agreement, Salishan-Mohegan assists in securing financing, as well as administration and oversight of the planning, designing, development, construction and furnishing of the casino. The development agreement provides for development fees of 3% of total project costs, as defined under the development agreement. Under the terms of Salishan-Mohegan's operating agreement, development fees earned by Salishan-Mohegan are distributed to us.
In addition, certain receivables contributed to Salishan-Mohegan and amounts advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe are reimbursable to Salishan-Mohegan by the Cowlitz Tribe, subject to appropriate approvals defined under the development agreement.
Under the terms of the management agreement, Salishan-Mohegan will manage, operate and maintain the casino for a period of seven years following its opening. The management agreement provides for management fees of 24% of net revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Under the terms of Salishan-Mohegan’s operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interests. The management agreement is subject to approval by the NIGC.
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
Certain Indebtedness
As of September 30, 2016, our outstanding indebtedness was as follows (excluding unamortized debt issuance costs, premiums and discounts):

•	$13.0 million Senior Secured Credit Facility - Revolving, due June 2018;

•	$96.9 million Senior Secured Credit Facility - Term Loan A, due June 2018;

•	$776.1 million Senior Secured Credit Facility - Term Loan B, due June 2018;

•	$585.0 million Senior Unsecured Notes, due September 2021;

•	$100.0 million Senior Unsecured Notes, due December 2017;

•	$100.2 million Senior Subordinated Notes, due September 2018;

•	$21.7 million New Downs Lodging Credit Facility, due November 2019;

•	$5.5 million Mohegan Tribe Minor's Trust Promissory Note, due March 2017;

•	$7.4 million Mohegan Tribe Promissory Note, due December 2018; and

•	$2.3 million in other indebtedness.
Please refer to “Part IV. Note 6—Long-Term Debt” to this Annual Report on Form 10-K which summarizes the terms of our debt agreements as of September 30, 2016.

On October 14, 2016, we completed a comprehensive refinancing of our outstanding indebtedness, including the repayment, repurchase and redemption of our senior secured credit facilities and senior and senior subordinated notes, with proceeds from new senior secured credit facilities and new senior notes. Please refer to “Part IV. Note 16—Subsequent Events - Refinancing Transactions” to this Annual Report on Form 10-K for further details regarding this refinancing.
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
Prior to acquiring our interest in Mohegan Sun Pocono, we conducted an extensive environmental investigation of the Pocono facilities. In the course of that investigation, we identified several environmental conditions that required corrective actions to bring the property into compliance with applicable laws and regulations. These remedial actions, including an ongoing monitoring program for the portion of the property that was formerly used as a solid waste landfill, were addressed as part of a comprehensive plan that was fully implemented by July 2008.
We did not incur any material costs related to the above environmental matters for the fiscal years ended September 30, 2016, 2015 and 2014. Notwithstanding the foregoing, no assurance can be given that existing environmental studies revealed all environmental liabilities, or that future laws, ordinances or regulations will not impose any material environmental liability or that a material environmental condition does not otherwise currently exist.
Employees and Labor Relations
As of September 30, 2016, the Connecticut facilities employed approximately 4,905 full-time employees and 1,980 seasonal, part-time and on-call employees. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except key personnel, the Connecticut facilities are obligated to give first preference to qualified members of the Tribe and then to enrolled members of other Indian tribes. See “Certain Relationships and Related Transactions.” None of the Connecticut facilities' employees are covered by collective bargaining agreements.
As of September 30, 2016, Mohegan Sun Pocono employed approximately 960 full-time employees and 725 seasonal, part-time and on-call employees. Certain of our Mohegan Sun Pocono’ employees are represented under collective bargaining agreements between Downs Racing and either, the International Union of Operating Engineers Local Union 542C, or Local Union 542C, or Teamsters Local No. 401, or Local No. 401. The agreement with Local Union 542C expires on March 31, 2018 and relates to equipment and heavy equipment operators. The agreement with Local No. 401 expires on January 31, 2017 and relates to truck drivers and maintenance employees.

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
We currently have and will continue to have a substantial amount of indebtedness. As of September 30, 2016, our debt totaled approximately $1.7 billion.
Our substantial indebtedness could have significant adverse effects on our business. Such adverse effects include, but are not limited to, the following:

•	making it more difficult for us to satisfy our debt service obligations;

•	increasing our vulnerability to adverse economic, industry and competitive conditions;

•
requiring us to dedicate a substantial portion of our cash flows from operations to repayment of our indebtedness, thereby reducing the availability of our cash flows to fund working capital requirements, capital expenditures and other general operating requirements;

•
limiting our flexibility in planning for, or reacting to, changes in our business and the gaming industry, which may place us at a disadvantage compared to our competitors with stronger liquidity positions, thereby negatively affecting our results of operations and ability to meet our debt service obligations;

•	restricting us from exploring or taking advantage of business opportunities;

•	placing us at a competitive disadvantage compared to our competitors that may have less debt; and

•
limiting, along with the financial and other restrictive covenants in our outstanding indebtedness, our ability to borrow additional funds for working capital requirements, capital expenditures, acquisitions, investments, debt service requirements, execution of our business strategy or other general operating requirements on satisfactory terms or at all.

In addition, our senior secured credit facilities and the indentures governing our existing notes contain, and the agreements evidencing or governing other future indebtedness may contain, restrictive covenants that limit our ability to engage in activities that may be in our best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the required repayment of some or all of our indebtedness.
We, the Tribe and our wholly-owned subsidiaries may not be subject to federal bankruptcy laws, which could impair the ability of creditors to participate in the realization on our or our subsidiaries' assets or the restructuring of related liabilities if we are unwilling or unable to meet our debt service obligations.
We, the Tribe and our wholly-owned subsidiaries that are Tribal entities may or may not be subject to, or permitted to seek protection under, federal bankruptcy laws since an Indian tribe and we, as an instrumentality of the Tribe, may or may not be eligible to be a debtor under the U.S. Bankruptcy Code. Therefore, our creditors may not be able to seek liquidation of our or any of the other Tribal entities' assets or other action under federal bankruptcy laws. Also, the Tribe’s Constitution and laws have established a special court which is vested with exclusive jurisdiction, in the absence of a contractual agreement otherwise, over all disputes related to gaming and associated facilities on Tribal lands, including appeals from certain final administrative agency decisions, known as the Gaming Disputes Court. The Gaming Disputes Court may lack powers typically associated with a federal bankruptcy court, such as the power to non-consensually alter liabilities, direct the priority of creditors' claims and liquidate certain assets. The Gaming Disputes Court is a court of limited jurisdiction and may not have jurisdiction over all creditors of ours or our subsidiaries or over all of the territory in which we and our subsidiaries carry on business.
Risks Related to Our Business
A person or entity's ability to enforce its rights against us is limited by our sovereign immunity and that of the Tribe, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW and, to the extent applicable, the Pocono subsidiaries, WTG and MTGA Gaming.
Although we, the Tribe, MBC, Mohegan Ventures-NW, Mohegan Golf, MVW and to the extent applicable, the Pocono subsidiaries, WTG and MTGA Gaming, or collectively, the Tribal entities, each have sovereign immunity and generally may not be sued without our and their respective consents, a limited waiver of sovereign immunity and consent to suit has been granted in connection with substantially all of our outstanding indebtedness. Each such waiver includes suits against us to enforce our obligation to repay certain outstanding indebtedness. Generally, duly authorized express waivers of sovereign immunity have been held to be enforceable against Indian tribes. In the event that any waiver of sovereign immunity is held to be ineffective, a claimant could be precluded from judicially enforcing its rights and remedies. With limited exceptions, the Tribal entities have not waived sovereign immunity for claims under federal or state securities laws and therefore a claimant may not have any remedy based on such claims.

Where an entity that enjoys tribal sovereign immunity has waived its immunity and consented to suit in federal and/or state court, disputes may be brought in a federal or state court that has jurisdiction over the matter. However, federal courts may not exercise jurisdiction over disputes not arising under federal law or between litigants that are not citizens of different states, and some courts have ruled that an Indian tribe is not a citizen of any state. The extent to which state courts will assume jurisdiction over disputes involving Indian tribes varies from state to state. In addition, the Tribe's Constitution has established a special court, the Gaming Disputes Court, to rule on disputes with respect to Mohegan Sun. The federal and state courts, under the doctrines of comity and exhaustion of tribal remedies, may (1) defer to the jurisdiction of the Gaming Disputes Court or (2) require that any plaintiff exhaust its remedies in the Gaming Disputes Court before bringing any action in federal or state court. Thus, there may be no available federal or state court forum for adjudication of a dispute with an entity that enjoys tribal sovereign immunity.
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
Our ability to generate cash flows is subject to financial, economic, political, competitive, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flows from operations, or if future borrowings are not available to us, we may be unable to meet our debt service obligations with respect to our outstanding indebtedness. In addition, we cannot assure you that we will be able to obtain additional debt for refinancing or to fund our growth, or that financing options available to us to fund growth or for refinancing maturing debt, if any, will be on favorable or acceptable terms.

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
Our senior secured credit facilities require us to maintain a fixed charge coverage ratio and not to exceed certain ratios of secured leverage and total leverage. If these ratios are not maintained or are exceeded, as applicable, it may not be possible for us to borrow additional funds to meet our financial obligations. Additionally, our failure to comply with covenants in our senior secured credit facilities, including the fixed charge coverage and leverage ratios described above, could result in an event of default under the senior secured credit facilities, which, if not cured or waived, could have a material adverse effect on us and could result in the acceleration of the required repayment of some or all of the then-outstanding amounts of debt thereunder and an inability to make debt service payments. However, we cannot assure you that we would be able to obtain such waivers. On October 14, 2016, we completed a comprehensive refinancing of our outstanding indebtedness, including the repayment, repurchase and redemption of our senior secured credit facilities. Please refer to “Part IV. Note 16-Subsequent Events - Refinancing Transactions” to this Annual Report on Form 10-K for further details regarding the terms of this refinancing.
In addition, our indentures place certain limitations on our ability to incur indebtedness. Under these indentures, we are generally able to incur indebtedness that otherwise may be restricted, provided we meet a minimum fixed charge coverage ratio, as defined. If we were to fall below the minimum fixed charge coverage ratio, our ability to incur additional debt would be limited and subject to other applicable exceptions contained in the indentures, and the options available to us to refinance our existing indebtedness would be restricted. In such event, we may need to obtain waivers or consents from our lenders in order to obtain additional debt or refinance our existing debt on satisfactory terms; however, we cannot assure you that we would be able to obtain such waivers or consents. In such event, it may not be possible for us to borrow additional funds to meet our obligations or refinance our maturities. At September 30, 2016, we were above the minimum fixed charge coverage ratio.
Additionally, our failure to comply with covenants in our debt instruments could result in an event of default, which, if not cured or waived, could have a material adverse effect on us and could result in the acceleration of the required repayment of some or all of the then-outstanding amounts of such debt and an inability to make debt service payments.
Weakness or downturn in the United States economy could negatively impact our financial performance.
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
The most recent economic recession negatively impacted consumer confidence and the amount of consumer spending at Mohegan Sun and Mohegan Sun Pocono. Economic conditions such as a prolonged regional, national or global economic downturn or slow growth, including periods of increased inflation, rising unemployment levels, tax rates, interest rates, energy and gasoline prices or declining consumer confidence could also reduce consumer spending. Reduced consumer spending has resulted and may continue to result in an adverse impact on our business, financial condition and operating results. Furthermore, uncertainty and adverse changes in the economy could also increase the cost and reduce the availability of sources of financing, which could have a material adverse impact on our financial condition and operating results. If adverse economic conditions continue or worsen, our business, assets, financial condition and results of operations could continue to be affected adversely.

Our diversification efforts may not be successful.
We receive and evaluate various opportunities to diversify our business interests. These opportunities primarily include the development and/or management of, investment in, or ownership of other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. In addition to the opportunities we are currently pursuing, we are evaluating other opportunities in various jurisdictions. These efforts may require various levels of regulatory or legislative approval, and may require the commitment of financial and capital resources, and a failure to achieve any such approval or to obtain or generate sufficient funds to meet such financial or capital requirements may result in the termination of the respective project. Several of our diversification opportunities, including those in Clark County, Washington, South Korea and northern Connecticut, are in the construction or development phase, and may not generate the expected (or any) return on our investment. Additionally, there can be no assurance that we will continue to pursue any of the diversification opportunities we are pursuing or evaluating, or that any of them will be consummated.
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
Our properties and operations are subject to a wide range of federal, state, local and tribal environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of, or exposure to, hazardous and non-hazardous materials and wastes, and the clean-up of contamination. Noncompliance with such laws and regulations, and past or future activities resulting in environmental releases, could affect our operations or could cause us to incur substantial costs, including clean-up costs, fines and penalties, or investments to retrofit or upgrade our facilities and programs. In addition, should unknown contamination be discovered on our property, or should a release of hazardous material occur on our property, we could be required to investigate and clean up the contamination and could also be held responsible to a governmental entity or third-parties for personal injury, property damage or investigation and cleanup costs, which may be substantial. Moreover, such contamination may also impair the use or value of the affected property. Liability for contamination could be joint and several in nature, and in many instances can be imposed on the owner or operator of property regardless of whether it is responsible for creating the contamination or is otherwise at fault.
At both our Mohegan Sun and Mohegan Sun Pocono properties, investigations and remedial actions have been successfully undertaken to address significant site contamination resulting from historical operations. The site on which Mohegan Sun is located was formerly occupied by United Nuclear Corporation, a naval products manufacturer of, among other things, nuclear reactor fuel components. Prior to the decommissioning of the United Nuclear Corporation facilities on the site, extensive investigations were completed and contaminated soils were remediated to applicable standards. Prior to our taking possession of the property and the development of Mohegan Sun, the site was determined to be safe for general public use.
Prior to acquiring our interest in Mohegan Sun Pocono, we conducted an extensive environmental investigation of the Pocono facilities. During the course of that investigation, we identified several environmental conditions that required corrective actions to bring the property into compliance with applicable laws and regulations. These remedial actions, including an ongoing monitoring program for the portion of the property that was formerly used as a solid waste landfill, were addressed as part of a comprehensive plan that was fully implemented by Downs Racing by July 2008.
Notwithstanding the foregoing, we cannot assure you that:

•	any environmental reports or studies prepared with respect to these sites, or any other properties owned or operated by us, revealed all environmental liabilities;

•	prior owners or tenants did not create any material environmental condition not presently known to us that may be discovered in the future;

•	future laws, ordinances or regulations will not impose any material environmental liability with regard to existing conditions or operations; or

•	a material environmental condition does not otherwise exist on any site.
Any of the above could have a material adverse effect upon our future operating results and ability to meet our debt service obligations.
Our business could be affected by weather-related factors.
Our results of operations could be adversely affected by weather-related factors, such as the effects of Hurricane Sandy in September 2012 and unfavorable winter weather conditions experienced during the blizzards of 2013 and 2015. Severe weather conditions may discourage potential patrons from traveling, or may deter or prevent patrons from reaching our facilities. If this occurs, it could have a material adverse effect on our future operating results and ability to meet our financial obligations.
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
In accordance with authoritative guidance issued by the Financial Accounting Standards Board pertaining to goodwill and other intangible assets, we assess the goodwill associated with our acquisition of the Pennsylvania Facilities and certain other intangible assets at least annually for impairment by comparing the fair value of the goodwill or such intangible asset to its carrying value. In the event the carrying value of the goodwill or intangible asset exceeds its fair value, the goodwill or other intangible asset would be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our financial condition. We describe the process for testing goodwill and other intangible assets for impairment and the results of our testing for fiscal 2016 and 2015 more thoroughly in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Critical Accounting Policies and Estimates” of this Annual Report on Form 10-K under the headings

“Goodwill” and “Other Intangible Assets” and in Note 2 to our consolidated financial statements, under the headings “Goodwill” and “Other Intangible Assets.”

We may become subject to risks associated with doing business outside of the United States.
If Project Inspire continues to develop and move forward, we will have operations outside of the United States that will be subject to risks that are inherent in conducting business under non-United States laws, regulations and customs. In particular, the risks associated with the operation of Project Inspire or any future operations in which we may engage in any other foreign territories, include:

•	changes in laws and policies that govern operations of companies in South Korea or other foreign jurisdictions;

•	changes in non-United States government programs;

•	possible failure by our employees or agents to comply with anti-bribery laws such as the United States Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws in other jurisdictions;

•	general economic conditions and policies in South Korea, including restrictions on travel and currency movements;

•	difficulty in establishing, staffing and managing non-United States operations;

•	different labor regulations;

•	changes in environmental, health and safety laws;

•	outbreaks of diseases or epidemics;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	political instability and actual or anticipated military and political conflicts;

•	economic instability and inflation, recession or interest rate fluctuations; and

•	uncertainties regarding judicial systems and procedures.

These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. We are also exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. If the United States dollar strengthens in relation to the currencies of other countries, our United States dollar reported income from sources where revenue is dominated in the currencies of other such countries will decrease.

Any violation of the FCPA or any other similar anti-corruption laws could have a negative impact on us.
A portion of our revenue may be derived from operations outside the United States in the near future, which will expose us to complex foreign and U.S. regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the FCPA and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. Violations of these laws by us or our non-controlled ventures may result in severe criminal and civil sanctions as well as other penalties against us, and the Securities and Exchange Commission and U.S. Department of Justice continue to vigorously pursue enforcement of the FCPA. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.
Risks Related to Mohegan Sun
We face intense competition in our primary market from Foxwoods.
The existing gaming industry in our primary market is highly competitive. Mohegan Sun primarily competes with Foxwoods, which is located approximately 10 miles from Mohegan Sun and is reportedly one of the largest gaming facilities in the United States in terms of total gaming positions. Foxwoods has been in operation for more than 24 years.
In addition to Foxwoods, we face competition from gaming facilities elsewhere in our market areas.
While Mohegan Sun and Foxwoods are the only two current gaming operations in southern New England offering traditional slot machines and table games, we also face competition from gaming operations in New York, Rhode Island and Massachusetts. Given the geographic proximity of Empire City and Resorts World to New York City and Twin River, Newport Grand and Plainridge Park to Boston, these facilities may have a distinct advantage over Mohegan Sun in competing for patrons from the New York and Boston metropolitan regions. In addition, we face competition in and from the Pennsylvania gaming market. We also compete for patrons with casinos in Atlantic City, New Jersey. Many of these operators may have greater resources, operating experience and name recognition than Mohegan Sun. In addition, the State of New Jersey and the Atlantic City gaming market continue to implement legislative reforms adopted in 2011 and public-private initiatives to revitalize gaming in the state.

New entrants in our market areas or the expansion of online gaming could adversely affect our operations and our ability to meet our financial obligations.
With the addition of table gaming in Rhode Island, Maine, New York, Pennsylvania and Delaware, commercial casino gaming has expanded in the Northeastern United States and is poised to expand further. In the Commonwealth of Massachusetts, the two commercial casinos authorized for the cities of Springfield and Everett reportedly will open in 2018 and 2019, respectively. And in the State of New York, four commercial casino licenses were awarded, while VLT facilities in Yonkers and Queens have undertaken expansion projects.
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

Furthermore, the states of Nevada, New Jersey and Delaware have passed legislation to license and tax Internet poker and other online gaming conducted on an intra-state basis or with other states by compact, while new federal online gaming legislation has been introduced in Congress. State lotteries in the states of New York and Illinois have also sought and received favorable opinions from the U.S. Department of Justice on their ability to conduct certain activities online under federal law. In addition, the State of New Jersey has passed legislation related to sports wagering and is involved in litigation challenging the federal law which restricts legalized sports wagering to certain states.

Based on our analysis of existing and potential gaming in our market areas, we believe that competition will continue to increase in the future. We are unable to predict whether any of the efforts discussed above by commercial casino gaming operators, federally-recognized Indian tribes or groups seeking federal recognition as Indian tribes will be successful. We are also unable to predict whether online gaming legislation will be adopted on a federal basis, an intra-state basis in one or more states, other than the states of Nevada, New Jersey and Delaware, or among more than one state under a multi-state compact. In addition, we are unable to predict the impact of the Nevada, New Jersey and Delaware Internet gaming legislation or any such additional legislation on our business. Additionally, we are unable to predict whether online gaming or sports wagering will be expanded under existing law on an intra-state or national basis. If new gaming operations are established or existing gaming operations are expanded, we are uncertain of the impact that such gaming operations will have on our operations and our ability to meet our financial obligations.
Because the gaming industry in the northeastern United States has experienced seasonal fluctuations in the past, we may also experience seasonal variations in our revenues and operating results that could adversely affect our cash flows.
The gaming industry in the northeastern United States is seasonal in nature, with peak gaming activities often occurring during the months of May through August. Similarly, peak gaming activities at Mohegan Sun often occur during the months of May through August. As a result of these seasonal fluctuations, we will likely continue to experience seasonal variations in our quarterly revenues and operating results that could result in decreased cash flows during periods in which gaming activity is not at peak levels. These variations in quarterly revenues and operating results could adversely affect our financial condition.
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
We depend on revenues generated from the hotel at Mohegan Sun, together with revenues generated from other portions of Mohegan Sun, to meet our financial obligations and fund our operations. Revenues generated from our hotel are primarily subject to conditions affecting our gaming operations, but are also subject to the lodging industry in general, and as a result, our financial performance and cash flows may be affected not only by the conditions in the gaming industry, but also by those in the lodging industry. Some of these conditions are as follows:

•	changes in the local, regional or national economic climate, including economic recessions;

•	changes in local conditions such as an oversupply of hotel properties;

•	decreases in the level of demand for hotel rooms and related services;

•	the attractiveness of our hotel to patrons and competition from comparable hotels;

•	cyclical over-building in the hotel industry;

•	changes in travel patterns;

•	public health concerns affecting public accommodations or travel generally or regionally;

•	changes in room rates and increases in operating costs due to inflation and other factors; and

•	the periodic need to repair and renovate the hotel.
Our renovation projects may face significant inherent risks that could adversely affect our financial condition.
Construction costs and completion dates for renovation projects are based on budgets, design documents and schedule estimates prepared with the assistance of architects, contractors and consultants. Such projects are inherently subject to significant development and construction risks, which could cause an unanticipated increase in costs. These include the following:

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
In addition, under federal law, gaming on Indian tribal lands is dependent on the permissibility under state law of specific forms of gaming or similar activities, and gaming at Mohegan Sun is dependent on the perpetual tribal-state compact between the Mohegan Tribe and the State of Connecticut. Adverse decisions or legal actions with respect to gaming or the Mohegan Compact may have an adverse effect on our ability to conduct our gaming operations.
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
Changes in applicable laws or regulations, tax rates or the enforcement of applicable laws and regulations in the Commonwealth of Pennsylvania could limit or materially affect the types of gaming we may conduct, the services we may provide at Mohegan Sun Pocono or the profitability of such operations. Our ability to continue to operate Mohegan Sun Pocono and our ability to meet our financial obligations could be adversely affected by such legal or regulatory changes.
If Mohegan Sun Pocono is not able to compete successfully with existing and potential competitors, we may not be able to generate sufficient cash flows for our operations or to fulfill our financial obligations.
Mohegan Sun Pocono faces competition from several gaming facilities in the Commonwealth of Pennsylvania, as well as neighboring states. The closest competitors are Mount Airy Resort Casino and Sands Casino Resort Bethlehem, both of which are located in Northeastern Pennsylvania, approximately 40 miles and 70 miles from Mohegan Sun Pocono, respectively. The development of other gaming facilities in the Commonwealth of Pennsylvania may also impact the competitive environment for Mohegan Sun Pocono.
In addition to existing slot machine and table game operations in the Commonwealth of Pennsylvania, Mohegan Sun Pocono faces competition from the VLT facility at the Monticello Raceway in Monticello, New York, approximately 90 miles from Mohegan Sun Pocono, as well as future competition from the Montreign Resort Casino which is under development in Thompson, New York, approximately 175 miles from Mohegan Sun Pocono. Additionally, Mohegan Sun Pocono faces competition from Tioga Downs Casino in Nichols, New York, approximately 100 miles from Mohegan Sun Pocono. Expanded gaming in the states of Maryland, Ohio, New Jersey, Delaware and West Virginia may affect overall gaming in the Commonwealth of Pennsylvania, the OTW facilities and other gaming facilities with which Mohegan Sun Pocono compete for patrons.
We are unable to predict the impact of existing and potential competition in our market area and the impact on our operations and ability to meet our financial obligations.
Our operation of Mohegan Sun Pocono subjects us to regulation and enforcement by various state agencies.
As owner and operator of Mohegan Sun Pocono, we are subject to extensive state regulation by the PGCB, the PSHRC and other state regulatory agencies, such as the Pennsylvania Liquor Control Board. Applicable rules and regulations may require that we obtain and periodically renew a variety of licenses, registrations, permits and approvals to conduct our operations. Regulatory agencies may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, deny or revoke our license to conduct our operations in the Commonwealth of Pennsylvania as intended. The sale of alcoholic beverages at our properties is subject to licensing, control and regulation by state and local agencies in Pennsylvania, including the Pennsylvania Liquor Control Board. The liquor agencies have broad powers to limit, condition, suspend or revoke any liquor license. We can provide no assurance that we will be able to continually renew all registrations, permits, approvals or licenses necessary to conduct our operations in the Commonwealth of Pennsylvania as intended. Any of these events, including any disciplinary action with respect to our liquor license, or any changes in applicable laws or regulations or the enforcement thereof, could, and any failure to renew or revocation of our liquor license would, have a material adverse effect on our business, financial condition and results of operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
We have not issued or sold any equity securities.

Item 6. Selected Financial Data.

	As of or for the Fiscal Years Ended September 30,
	2016	2015	2014	2013	2012
Operating Results:
Gross revenues	$1,431,387	$1,388,966	$1,391,662	$1,435,885	$1,498,510
Promotional allowances	(96,593)	(97,346)	(98,944)	(95,857)	(99,197)
Net revenues	$1,334,794	$1,291,620	$1,292,718	$1,340,028	$1,399,313
Income from operations (1)	$261,143	$233,175	$181,408	$229,506	$225,424
Other expenses, net (2)	(128,066)	(141,036)	(205,966)	(181,964)	(164,183)
Net income (loss)	133,077	92,139	(24,558)	47,542	61,241
(Income) loss attributable to non-controlling interests	(427)	2,255	380	2,784	2,019
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$132,650	$94,394	$(24,178)	$50,326	$63,260
Other Data:
Interest expense, net of capitalized interest	$136,194	$143,876	$147,933	$170,150	$146,057
Capital expenditures incurred	$48,962	$30,024	$32,628	$66,053	$43,642
Net cash flows provided by operating activities	$198,624	$169,418	$73,016	$102,951	$176,997
Balance Sheet Data:
Total assets	$2,227,962	$2,020,133	$2,035,531	$2,109,963	$2,211,063
Long-term debt and capital leases, net of current portions	$1,656,073	$1,612,671	$1,681,300	$1,628,544	$1,630,860
 __________

(1)
Operating costs and expenses, included in income from operations, include non-cash relinquishment liability reassessment credits of $243,000, $1.9 million, $249,000 and $11.4 million in fiscal 2015, 2014, 2013 and 2012, respectively. A discussion of the relinquishment liability may be found in Note 11 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K. Operating costs and expenses also include impairment charges of $1.9 million, $2.5 million and $5.0 million in fiscal 2016, 2015 and 2014, respectively.

(2)
Other expenses, net, include accretion of discount to the relinquishment liability of $227,000, $2.2 million, $5.0 million and $8.2 million in fiscal 2015, 2014, 2013 and 2012, respectively. A discussion of the accretion of discount to the relinquishment liability may be found in Note 11 to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K. Other expenses, net, also include losses on modification and early extinguishment of debt of $484,000, $4.0 million, $62.0 million, $11.5 million and $14.3 million in fiscal 2016, 2015, 2014, 2013 and 2012, respectively. In addition, other expenses, net, include interest expense, net of capitalized interest.

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
Income from Operations
Income from operations represents net revenues less total operating costs and expenses. Income from operations excludes accretion of discount to the relinquishment liability, interest income and expense, loss on modification and early extinguishment of debt, loss from unconsolidated affiliates, other non-operating income and expense and income or loss attributable to non-controlling interests.

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
Results of Operations
Summary Operating Results
As of September 30, 2016, we own and operate, either directly or through subsidiaries: (1) Mohegan Sun, the Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise, or collectively, the Connecticut facilities, and (2) Mohegan Sun Pocono and its off-track wagering facilities, or collectively, the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania facilities. Our operations related to investments in unconsolidated affiliates and certain other Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2016	2015	2014	16 vs. 15	15 vs. 14	16 vs. 15	15 vs. 14
Net revenues:
Mohegan Sun	$1,022,076	$994,010	$995,100	$28,066	$(1,090)	2.8%	(0.1)%
Mohegan Sun Pocono	298,677	295,135	296,578	3,542	(1,443)	1.2%	(0.5)%
Corporate and other	19,133	7,567	5,391	11,566	2,176	152.8%	40.4%
Inter-segment revenues	(5,092)	(5,092)	(4,351)	—	(741)	—	17.0%
Total	$1,334,794	$1,291,620	$1,292,718	$43,174	$(1,098)	3.3%	(0.1)%
Income (loss) from operations:
Mohegan Sun	$237,605	$212,211	$181,325	$25,394	$30,886	12.0%	17.0%
Mohegan Sun Pocono	41,445	45,817	36,956	(4,372)	8,861	(9.5)%	24.0%
Corporate and other	(17,907)	(24,853)	(36,873)	6,946	12,020	27.9%	32.6%
Total	$261,143	$233,175	$181,408	$27,968	$51,767	12.0%	28.5%
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$132,650	$94,394	$(24,178)	$38,256	$118,572	40.5%	N.M.
Operating margin:
Mohegan Sun	23.2%	21.3%	18.2%	1.9%	3.1%	8.9%	17.0%
Mohegan Sun Pocono	13.9%	15.5%	12.5%	(1.6)%	3.0%	(10.3)%	24.0%
Total	19.6%	18.1%	14.0%	1.5%	4.1%	8.3%	29.3%
__________
N.M. - Not Meaningful.
The most significant factors and trends that we believe impacted our operating and financial performance in fiscal 2016 were as follows:

•	strong overall business volumes;

•	higher gaming revenues;

•	higher Corporate revenues;

•	various strategic operational and marketing and promotional changes designed to lower operating costs and expenses, enhance operating efficiency and improve profitability;

•	competitive gaming markets;

•	lower interest expense; and

•	non-cash share-based compensation totaling $6.1 million to a non-employee for services rendered in connection with our successful pursuit of a casino license in South Korea.
The most significant factors and trends that we believe impacted our operating and financial performance in fiscal 2015 were as follows:

•	various strategic operational and marketing and promotional changes designed to lower operating costs and expenses, enhance operating efficiency and improve profitability;

•	relatively flat net revenues at both Mohegan Sun and Mohegan Sun Pocono;

•	the continued ramp-up of hotel and convention center operations at Mohegan Sun Pocono;

•	the lingering effects of the most recent economic recession and its impact on consumer discretionary spending;

•	competitive gaming markets;

•	expiration of relinquishment payments;

•	lower Corporate expenses; and

•	lower interest expense.
Net revenues for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of higher gaming revenues at both Mohegan Sun and Mohegan Sun Pocono, combined with increased Corporate revenues.
Net revenues for the fiscal year ended September 30, 2015 compared to the prior fiscal year were relatively flat.
Income from operations for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily due to the growth in net revenues.
Income from operations for the fiscal year ended September 30, 2015 compared to the prior fiscal year increased primarily as a result of lower operating costs and expenses at both Mohegan Sun and Mohegan Sun Pocono, combined with reduced Corporate expenses.
Net income attributable to the Authority for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of the growth in income from operations, combined with lower interest expense.
Net income attributable to the Authority for the fiscal year ended September 30, 2015 compared to the prior fiscal year increased primarily due to the growth in income from operations and lower non-operating loss on early extinguishment of debt. The increase in net income attributable to the Authority also reflected lower interest expense.
Mohegan Sun
Revenues
Revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2016	2015	2014	16 vs. 15	15 vs. 14	16 vs. 15	15 vs. 14
Gaming	$891,250	$861,919	$858,780	$29,331	$3,139	3.4%	0.4%
Food and beverage	59,756	61,538	62,940	(1,782)	(1,402)	(2.9)%	(2.2)%
Hotel	46,584	44,836	42,921	1,748	1,915	3.9%	4.5%
Retail, entertainment and other	99,274	102,901	108,776	(3,627)	(5,875)	(3.5)%	(5.4)%
Gross revenues	1,096,864	1,071,194	1,073,417	25,670	(2,223)	2.4%	(0.2)%
Less-Promotional allowances	74,788	77,184	78,317	(2,396)	(1,133)	(3.1)%	(1.4)%
Net revenues	$1,022,076	$994,010	$995,100	$28,066	$(1,090)	2.8%	(0.1)%

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Fiscal Years Ended September 30,
	2016	2015	2014
Gaming	81.3%	80.5%	80.0%
Food and beverage	5.4%	5.7%	5.9%
Hotel	4.2%	4.2%	4.0%
Retail, entertainment and other	9.1%	9.6%	10.1%
Total	100.0%	100.0%	100.0%
Promotional Allowances
The retail value of promotional allowances was included in gross revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2016	2015	2014	16 vs. 15	15 vs. 14	16 vs. 15	15 vs. 14
Food and beverage	$24,140	$26,039	$26,330	$(1,899)	$(291)	(7.3)%	(1.1)%
Hotel	13,587	13,429	13,301	158	128	1.2%	1.0%
Retail, entertainment and other	37,061	37,716	38,686	(655)	(970)	(1.7)%	(2.5)%
Total	$74,788	$77,184	$78,317	$(2,396)	$(1,133)	(3.1)%	(1.4)%

The estimated cost of promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2016	2015	2014	16 vs. 15	15 vs. 14	16 vs. 15	15 vs. 14
Food and beverage	$21,993	$24,263	$26,143	$(2,270)	$(1,880)	(9.4)%	(7.2)%
Hotel	6,142	5,931	6,789	211	(858)	3.6%	(12.6)%
Retail, entertainment and other	32,167	33,191	34,601	(1,024)	(1,410)	(3.1)%	(4.1)%
Total	$60,302	$63,385	$67,533	$(3,083)	$(4,148)	(4.9)%	(6.1)%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2016	2015	2014	16 vs. 15	15 vs. 14	16 vs. 15	15 vs. 14
Slots:
Handle	$7,266,511	$7,049,990	$7,158,030	$216,521	$(108,040)	3.1%	(1.5)%
Gross revenues	$592,149	$582,521	$582,103	$9,628	$418	1.7%	0.1%
Net revenues	$569,729	$560,643	$561,601	$9,086	$(958)	1.6%	(0.2)%
Free promotional slot plays (1)	$60,235	$57,222	$65,185	$3,013	$(7,963)	5.3%	(12.2)%
Weighted average number of machines (in units)	5,123	5,268	5,470	(145)	(202)	(2.8)%	(3.7)%
Hold percentage (gross)	8.1%	8.3%	8.1%	(0.2)%	0.2%	(2.4)%	2.5%
Win per unit per day (gross) (in dollars)	$316	$303	$292	$13	$11	4.3%	3.8%
Table games:
Drop	$1,880,003	$1,763,419	$1,844,191	$116,584	$(80,772)	6.6%	(4.4)%
Revenues	$308,479	$287,426	$283,413	$21,053	$4,013	7.3%	1.4%
Weighted average number of games (in units)	273	283	288	(10)	(5)	(3.5)%	(1.7)%
Hold percentage (2)	16.4%	16.3%	15.4%	0.1%	0.9%	0.6%	5.8%
Win per unit per day (in dollars)	$3,088	$2,781	$2,692	$307	$89	11.0%	3.3%
Poker:
Revenues	$9,309	$9,772	$9,838	$(463)	$(66)	(4.7)%	(0.7)%
Weighted average number of tables (in units)	42	42	42	—	—	—	—
Revenue per unit per day (in dollars)	$606	$637	$643	$(31)	$(6)	(4.9)%	(0.9)%
 __________
(1)Free promotional slot plays are included in slot handle, but not reflected in slot revenues.
(2)Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of higher table game and slot revenues driven by higher overall gaming volumes.

Gaming revenues for the fiscal year ended September 30, 2015 compared to the prior fiscal year were relatively flat. Gaming revenues for the fiscal year ended September 30, 2015 benefited from increased table game revenues due to higher year-over-year hold percentage, partially offset by lower slot revenues.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2016	2015	2014	16 vs. 15	15 vs. 14	16 vs. 15	15 vs. 14
Meals served	2,684	2,881	2,951	(197)	(70)	(6.8)%	(2.4)%
Average price per meal served (in dollars)	$16.16	$15.92	$16.03	$0.24	$(0.11)	1.5%	(0.7)%
Food and beverage revenues for the fiscal year ended September 30, 2016 compared to the prior fiscal year declined primarily due to the decrease in meals served driven by the replacement of a Mohegan Sun-owned food and beverage outlet with a third-party operator.
Food and beverage revenues for the fiscal year ended September 30, 2015 compared to the prior fiscal year declined primarily as a result of the decrease in meals served. The decrease in meals served primarily reflected the replacement of a Mohegan Sun-owned food and beverage outlet with a third-party operator.

The following table presents data related to hotel operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2016	2015	2014	16 vs. 15	15 vs. 14	16 vs. 15	15 vs. 14
Rooms occupied	423	420	418	3	2	0.7%	0.5%
Occupancy rate	98.4%	98.0%	97.4%	0.4%	0.6%	0.4%	0.6%
Average daily room rate (in dollars)	$103	$100	$97	$3	$3	3.0%	3.1%
Revenue per available room (in dollars)	$102	$98	$95	$4	$3	4.1%	3.2%
Hotel revenues for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily due to a shift in hotel occupancy from casino patrons to higher paying transient and group guests.
Hotel revenues for the fiscal year ended September 30, 2015 compared to the prior fiscal year increased primarily as a result of an increase in hotel occupancy by higher paying transient guests.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2016	2015	2014	16 vs. 15	15 vs. 14	16 vs. 15	15 vs. 14
Arena events (in events)	118	120	109	(2)	11	(1.7)%	10.1%
Arena tickets	667	691	684	(24)	7	(3.5)%	1.0%
Average price per arena ticket (in dollars)	$48.05	$50.60	$54.88	$(2.55)	$(4.28)	(5.0)%	(7.8)%
Retail, entertainment and other revenues for the fiscal year ended September 30, 2016 compared to the prior fiscal year declined primarily due to lower entertainment revenues resulting from a reduction in the number of headliner shows held at the Mohegan Sun Arena. The decrease in retail, entertainment and other revenues also reflected lower gasoline revenues driven by a decline in the average price per gallon of gasoline.
Retail, entertainment and other revenues for the fiscal year ended September 30, 2015 compared to the prior fiscal year decreased primarily as a result of lower gasoline revenues driven by a decline in average price per gallon of gasoline sold. The decrease in retail, entertainment and other revenues also reflected lower entertainment revenues primarily due to a reduction in the number of headliner shows held at the Mohegan Sun Arena.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2016	2015	2014	16 vs. 15	15 vs. 14	16 vs. 15	15 vs. 14
Gaming	$463,084	$457,948	$488,293	$5,136	$(30,345)	1.1%	(6.2)%
Food and beverage	32,778	33,358	32,737	(580)	621	(1.7)%	1.9%
Hotel	15,059	14,062	15,287	997	(1,225)	7.1%	(8.0)%
Retail, entertainment and other	41,184	43,993	48,406	(2,809)	(4,413)	(6.4)%	(9.1)%
Advertising, general and administrative	168,584	161,393	159,300	7,191	2,093	4.5%	1.3%
Depreciation and amortization	61,017	64,520	66,686	(3,503)	(2,166)	(5.4)%	(3.2)%
(Gain) loss on disposition of assets	167	1,022	(10)	(855)	1,032	N.M.	N.M.
Severance	—	3,244	—	(3,244)	3,244	100.0%	100.0%
Pre-opening	723	—	—	723	—	100.0%	—
Impairment	1,875	2,502	4,981	(627)	(2,479)	25.1%	(49.8)%
Relinquishment liability reassessment	—	(243)	(1,905)	243	1,662	100.0%	(87.2)%
Total	$784,471	$781,799	$813,775	$2,672	$(31,976)	0.3%	(3.9)%
__________
N.M. - Not Meaningful.
Gaming costs and expenses for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of higher promotional expenses related to the high-end table game segment and increased costs related to coupon redemptions at third-party outlets. The increase in gaming costs and expenses also resulted from higher combined slot win and free promotional slot play contribution expenses commensurate with the increase in slot revenues. These results were partially offset by reduced payroll costs and lower costs related to Momentum Dollar redemptions at Mohegan Sun-owned outlets. Expenses associated with the combined slot win and free promotional slot play contributions totaled $148.1 million and $145.6 million for the fiscal years ended September 30, 2016 and 2015, respectively. Gaming costs and expenses as a percentage of gaming revenues were 52.0% and 53.1% for the fiscal years ended September 30, 2016 and 2015, respectively.
Gaming costs and expenses for the fiscal year ended September 30, 2015 compared to the prior fiscal year declined primarily due to continued strategic operational and marketing and promotional changes designed to enhance operating efficiency and improve profitability. These initiatives resulted in lower payroll costs and reduced casino marketing and promotional expenses. The reduction in gaming costs and expenses also resulted from lower costs related to coupon and Momentum Dollar redemptions at both Mohegan Sun-owned and third-party outlets. Expenses associated with the combined slot win and free promotional slot play contributions totaled $145.6 million and $146.5 million for the fiscal years ended September 30, 2015 and 2014, respectively. Gaming costs and expenses as a percentage of gaming revenues were 53.1% and 56.9% for the fiscal years ended September 30, 2015 and 2014, respectively.
Food and beverage costs and expenses for the fiscal year ended September 30, 2016 compared to the prior fiscal year declined primarily due to lower payroll costs and food cost of goods sold driven by the replacement of a Mohegan Sun-owned food and beverage outlet with a third-party operator. These results were partially offset by lower amounts of food and beverage complimentaries related costs being allocated to gaming costs and expenses.
Food and beverage costs and expenses for the fiscal year ended September 30, 2015 compared to the prior fiscal year increased primarily as a result of lower amounts of food and beverage complimentaries related costs being allocated to gaming costs and expenses. These results were partially offset by lower payroll costs.
Hotel costs and expenses for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of higher payroll and other operating costs driven, in part, by new initiatives directed at our group business.
Hotel costs and expenses for the fiscal year ended September 30, 2015 compared to the prior fiscal year declined primarily due to lower payroll costs, partially offset by lower amounts of hotel complimentaries related costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2016 compared to the prior fiscal year declined primarily due to lower direct entertainment costs resulting from the reduction in the number of headliner shows held at the Mohegan Sun Arena. The decline in retail, entertainment and other costs and expenses also reflected lower gasoline cost of goods sold commensurate with the decline in gasoline revenues. These results were partially offset by lower amounts of retail, entertainment and other complimentaries related costs being allocated to gaming costs and expenses.
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
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of higher payroll and insurance costs. The increase in advertising, general and administrative costs and expenses also resulted from higher costs related to governmental and consulting services, partially offset by an overall reduction in utility costs.
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2015 compared to the prior fiscal year increased primarily due to higher payroll costs. These results were partially offset by lower utility costs, combined with our overall focus on managing expenses, including expenditures associated with services provided by third-party providers.
Depreciation and amortization expenses for the fiscal years ended September 30, 2016 and 2015 compared to the prior fiscal years decreased due to assets becoming fully depreciated.
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

Pre-opening costs and expenses for the fiscal year ended September 30, 2016 were comprised of personnel costs associated with preparation for the opening of our new 400-room Earth Hotel Tower.
Impairment for the fiscal year ended September 30, 2016 related to the write-off of the franchise value intangible asset of the New England Black Wolves lacrosse franchise.
Impairment for the fiscal year ended September 30, 2015 resulted from a re-evaluation of our plans with respect to the development of the planned third-party developed and owned retail center following an agreement with an instrumentality of the Tribe to develop the Earth Hotel Tower. Based on our re-evaluation, we determined that the retail element, including master planning costs, was no longer feasible. Accordingly, the related assets did not have any future benefit to us, and, we recognized the related $2.5 million impairment charge.
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
Mohegan Sun Pocono
Revenues
Revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2016	2015	2014	16 vs. 15	15 vs. 14	16 vs. 15	15 vs. 14
Gaming	$275,636	$271,801	$274,783	$3,835	$(2,982)	1.4%	(1.1)%
Food and beverage	29,167	28,182	28,715	985	(533)	3.5%	(1.9)%
Hotel (1)	5,977	5,660	4,389	317	1,271	5.6%	29.0%
Retail, entertainment and other	9,584	9,581	9,219	3	362	—%	3.9%
Gross revenues	320,364	315,224	317,106	5,140	(1,882)	1.6%	(0.6)%
Less-Promotional allowances	21,687	20,089	20,528	1,598	(439)	8.0%	(2.1)%
Net revenues	$298,677	$295,135	$296,578	$3,542	$(1,443)	1.2%	(0.5)%
 ___________
(1)Hotel operations commenced on November 15, 2013.

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Fiscal Years Ended September 30,
	2016	2015	2014
Gaming	86.0%	86.2%	86.6%
Food and beverage	9.1%	9.0%	9.1%
Hotel	1.9%	1.8%	1.4%
Retail, entertainment and other	3.0%	3.0%	2.9%
Total	100.0%	100.0%	100.0%
Promotional Allowances
The retail value of promotional allowances was included in gross revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2016	2015	2014	16 vs. 15	15 vs. 14	16 vs. 15	15 vs. 14
Food and beverage	$17,572	$16,094	$16,864	$1,478	$(770)	9.2%	(4.6)%
Hotel	1,775	1,711	1,419	64	292	3.7%	20.6%
Retail, entertainment and other	2,340	2,284	2,245	56	39	2.5%	1.7%
Total	$21,687	$20,089	$20,528	$1,598	$(439)	8.0%	(2.1)%

The estimated cost of promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2016	2015	2014	16 vs. 15	15 vs. 14	16 vs. 15	15 vs. 14
Food and beverage	$11,543	$10,859	$11,793	$684	$(934)	6.3%	(7.9)%
Hotel	2,473	2,467	2,190	6	277	0.2%	12.6%
Retail, entertainment and other	2,332	2,368	2,171	(36)	197	(1.5)%	9.1%
Total	$16,348	$15,694	$16,154	$654	$(460)	4.2%	(2.8)%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2016	2015	2014	16 vs. 15	15 vs. 14	16 vs. 15	15 vs. 14
Slots:
Handle	$2,723,489	$2,603,006	$2,631,689	$120,483	$(28,683)	4.6%	(1.1)%
Gross revenues	$221,176	$213,854	$218,181	$7,322	$(4,327)	3.4%	(2.0)%
Net revenues	$220,804	$213,490	$218,175	$7,314	$(4,685)	3.4%	(2.1)%
Free promotional slot plays (1)	$46,149	$46,488	$48,848	$(339)	$(2,360)	(0.7)%	(4.8)%
Weighted average number of machines (in units)	2,332	2,331	2,331	1	—	—%	—
Hold percentage (gross)	8.1%	8.2%	8.3%	(0.1)%	(0.1)%	(1.2)%	(1.2)%
Win per unit per day (gross) (in dollars)	$260	$251	$256	$9	$(5)	3.6%	(2.0)%
Table games:
Drop	$218,576	$228,640	$213,736	$(10,064)	$14,904	(4.4)%	7.0%
Revenues	$42,052	$45,143	$41,557	$(3,091)	$3,586	(6.8)%	8.6%
Weighted average number of games (in units)	73	73	68	—	5	—	7.4%
Hold percentage (2)	19.2%	19.7%	19.4%	(0.5)%	0.3%	(2.5)%	1.5%
Win per unit per day (in dollars)	$1,575	$1,699	$1,684	$(124)	$15	(7.3)%	0.9%
Poker:
Revenues	$2,993	$3,033	$3,404	$(40)	$(371)	(1.3)%	(10.9)%
Weighted average number of tables (in units)	18	18	18	—	—	—	—
Revenue per unit per day (in dollars)	$454	$462	$518	$(8)	$(56)	(1.7)%	(10.8)%
 __________
(1)Free promotional slot plays are included in slot handle, but not reflected in slot revenues.
(2)Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of higher slot revenues which benefited from increased volumes. These results were partially offset by lower table game revenues driven by the declines in both volumes and hold percentage.

Gaming revenues for the fiscal year ended September 30, 2015 compared to the prior fiscal year declined primarily due to lower slot revenues, partially offset by increased table game revenues. We believe slot revenues continued to be pressured by the lingering effects of the most recent economic recession, while table game revenues benefited from increased volumes driven by the addition of our hotel and convention center.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2016	2015	2014	16 vs. 15	15 vs. 14	16 vs. 15	15 vs. 14
Meals served	664	695	768	(31)	(73)	(4.5)%	(9.5)%
Average price per meal served (in dollars)	$19.67	$17.94	$17.21	$1.73	$0.73	9.6%	4.2%

Food and beverage revenues for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily due to higher complimentary food and beverage revenues driven by changes in our promotional offers.
Food and beverage revenues for the fiscal year ended September 30, 2015 compared to the prior fiscal year decreased primarily as a result of the reduction in meals served due, in part, to changes in the hours of operation of a Mohegan Sun Pocono-owned food and beverage outlet.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2016	2015	2014	16 vs. 15	15 vs. 14	16 vs. 15	15 vs. 14
Rooms occupied	83	82	68	1	14	1.2%	20.6%
Occupancy rate	96.3%	95.2%	91.7%	1.1%	3.5%	1.2%	3.8%
Average daily room rate (in dollars)	$66	$64	$61	$2	3	3.1%	4.9%
Revenue per available room (in dollars)	$64	$61	$56	$3	5	4.9%	8.9%
Hotel revenues for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of higher hotel occupancy by casino patrons, as well as strong group business.
Hotel revenues for the fiscal year ended September 30, 2015 compared to the prior fiscal year increased primarily due to a full year of hotel operations.
Retail, entertainment and other revenues for the fiscal year ended September 30, 2016 compared to the prior fiscal year were relatively flat.
Retail, entertainment and other revenues for the fiscal year ended September 30, 2015 compared to the prior fiscal year increased primarily due to higher retail revenues resulting from changes in our promotional programs.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2016	2015	2014	16 vs. 15	15 vs. 14	16 vs. 15	15 vs. 14
Gaming	$198,545	$193,952	$198,728	$4,593	$(4,776)	2.4%	(2.4)%
Food and beverage	7,659	8,196	8,745	(537)	(549)	(6.6)%	(6.3)%
Hotel (1)	5,905	5,724	4,631	181	1,093	3.2%	23.6%
Retail, entertainment and other	1,424	1,786	2,539	(362)	(753)	(20.3)%	(29.7)%
Advertising, general and administrative	31,863	27,531	31,339	4,332	(3,808)	15.7%	(12.2)%
Depreciation and amortization	11,823	12,007	12,452	(184)	(445)	(1.5)%	(3.6)%
(Gain) loss on disposition of assets	13	(4)	1	17	(5)	N.M.	N.M.
Severance	—	126	—	(126)	126	(100.0)%	100.0%
Pre-opening	—	—	1,187	—	(1,187)	—	(100.0)%
Total	$257,232	$249,318	$259,622	$7,914	$(10,304)	3.2%	(4.0)%
 ___________
(1)Hotel operations commenced on November 15, 2013.
N.M. - Not Meaningful.
Gaming costs and expenses for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of higher Pennsylvania slot machine tax expenses commensurate with the increase in slot revenues. The increase in gaming costs and expenses also reflected higher promotional expenses and increased costs related to Momentum Dollar redemptions at both Mohegan Sun Pocono-owned and third-party outlets. These results were partially offset by lower payroll costs and bad debt expenses. Expenses associated with the Pennsylvania slot machine tax totaled $122.3 million and $119.6 million for the fiscal years ended September 30, 2016 and 2015, respectively. Expenses associated with the Pennsylvania table game tax totaled $6.4 million and $6.7 million for the fiscal years ended September 30, 2016 and 2015, respectively. Gaming costs and expenses as a percentage of gaming revenues were 72.0% and 71.4% for the fiscal years ended September 30, 2016 and 2015, respectively.

Gaming costs and expenses for the fiscal year ended September 30, 2015 compared to the prior fiscal year declined primarily due to lower Pennsylvania slot machine tax expenses commensurate with the reduction in slot revenues and reduced payroll costs. Expenses associated with the Pennsylvania slot machine tax totaled $119.6 million and $122.3 million for the fiscal years ended September 30, 2015 and 2014, respectively. Expenses associated with the Pennsylvania table game tax totaled $6.7 million and $6.3 million for the fiscal years ended September 30, 2015 and 2014, respectively. Gaming costs and expenses as a percentage of gaming revenues were 71.4% and 72.3% for the fiscal years ended September 30, 2015 and 2014, respectively.
Food and beverage costs and expenses for the fiscal year ended September 30, 2016 compared to the prior fiscal year declined primarily due to higher amounts of food and beverage complimentaries related costs being allocated to gaming costs and expenses.
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
Hotel costs and expenses for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of higher payroll costs and lease expenses.
Hotel costs and expenses for the fiscal year ended September 30, 2015 compared to the prior fiscal year increased primarily due to a full year of hotel operations.
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2016 compared to the prior fiscal year decreased primarily due to lower entertainment costs driven by a reduction in the number of shows held at our 1,500-seat entertainment venue.
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2015 compared to the prior fiscal year declined primarily as a result of lower entertainment costs and non-recurring costs associated with the January 2014 grand opening festivities for our hotel.
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of non-recurring property and sales tax adjustments recorded in fiscal 2015. The increase in retail, entertainment and other costs and expenses also reflected higher advertising expenses, partially offset by lower utility costs.
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2015 compared to the prior fiscal year declined primarily due to lower expenses associated with property taxes and reduced advertising and utility costs.
Depreciation and amortization expenses for the fiscal years ended September 30, 2016 and 2015 compared to the prior fiscal years decreased due to assets becoming fully depreciated.
Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2016	2015	2014	16 vs. 15	15 vs. 14	16 vs. 15	15 vs. 14
Gross revenues	$19,251	$7,640	$5,490	$11,611	$2,150	152.0%	39.2%
Less-Promotional allowances	118	73	99	45	(26)	61.6%	(26.3)%
Net revenues	$19,133	$7,567	$5,391	$11,566	$2,176	152.8%	40.4%
Expenses	$35,967	$31,367	$41,276	$4,600	$(9,909)	14.7%	(24.0)%
Depreciation and amortization	1,073	1,053	988	20	65	1.9%	6.6%
Total expenses	$37,040	$32,420	$42,264	$4,620	$(9,844)	14.3%	(23.3)%
Corporate and other revenues for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of development, management and consulting fees earned in connection with our development arrangement for the Cowlitz Project, management arrangement with Resorts Casino Hotel and consulting arrangement with Paragon Casino Resort.

Corporate and other revenues for the fiscal year ended September 30, 2015 compared to the prior fiscal year increased primarily due to higher management fees earned in connection with our management arrangement with Resorts Casino Hotel. The increase in Corporate and other revenues also reflected higher inter-segment lease revenues which are eliminated in consolidation.
Corporate and other expenses for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of additional costs and expenses related to our successful pursuit of a casino license in South Korea, including non-cash share-based compensation totaling $6.1 million to a non-employee. Corporate and other expenses reflect lower bad debt expenses primarily driven by a reduction in the reserve rate against reimbursable costs and expenses advanced by us to the Cowlitz Project following the Cowlitz Tribe’s financing of the Cowlitz Project in December 2015.
Corporate and other expenses for the fiscal year ended September 30, 2015 compared to the prior fiscal year declined primarily due to reduced expenditures associated with our pursuit of a Massachusetts casino license, partially offset by additional expenditures related to our pursuit of a casino license in South Korea and higher payroll costs.
Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2016	2015	2014	16 vs. 15	15 vs. 14	16 vs. 15	15 vs. 14
Accretion of discount to the relinquishment liability (1)	$—	$(227)	$(2,205)	$227	$1,978	100.0%	89.7%
Interest income (2)	9,560	7,983	7,066	1,577	917	19.8%	13.0%
Interest expense, net of capitalized interest	(136,194)	(143,876)	(147,933)	7,682	4,057	5.3%	2.7%
Loss on modification and early extinguishment of debt (3)	(484)	(3,987)	(62,041)	3,503	58,054	87.9%	93.6%
Loss from unconsolidated affiliates	(939)	(972)	(826)	33	(146)	3.4%	(17.7)%
Other income (expense), net	(9)	43	(27)	(52)	70	N.M.	N.M.
Total other expense	$(128,066)	$(141,036)	$(205,966)	$12,970	$64,930	9.2%	31.5%
 __________

(1)	Represented accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

(2)	Primarily represented interest earned on long-term receivables.

(3)	Represented financing fees expensed in connection with the modification or refinancing of debt.

(4)	N.M. - Not Meaningful.
Interest expense for the fiscal year ended September 30, 2016 compared to the prior fiscal year declined due to lower weighted average interest rate. Weighted average interest rate was 7.8% for the fiscal year ended September 30, 2016 compared to 8.3% in the prior fiscal year. Weighted average outstanding debt was $1.74 billion for the fiscal year ended September 30, 2016 compared to $1.73 billion in the prior fiscal year.
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
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, our operating results for the fiscal year ended September 30, 2016 are not necessarily indicative of operating results for interim periods.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2016	2015	2014	16 vs. 15	15 vs. 14	16 vs. 15	15 vs. 14
Net cash provided by operating activities	$198,624	$169,418	$73,016	$29,206	$96,402	17.2%	132.0%
Net cash used in investing activities	(245,201)	(26,794)	(22,455)	(218,407)	(4,339)	N.M.	(19.3)%
Net cash provided by (used in) financing activities	62,436	(125,978)	(65,077)	188,414	(60,901)	N.M.	(93.6)%
Net increase (decrease) in cash and cash equivalents	$15,859	$16,646	$(14,516)	$(787)	$31,162	4.7%	214.7%
 __________

(1)	N.M. - Not Meaningful.
As of September 30, 2016 and 2015, we held cash and cash equivalents of $83.7 million and $65.8 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, amortization of debt issuance costs, premiums and discounts and provisions and recoveries for losses on receivables.
The increase in cash provided by operating activities for the fiscal year ended September 30, 2016 compared to the prior fiscal year was primarily driven by increased net income.
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
The increase in cash used in investing activities for the fiscal year ended September 30, 2016 compared to the prior fiscal year was primarily driven by restricted cash held by Inspire Integrated Resort Co., Ltd., or Inspire Integrated Resort, in connection with its joint venture arrangement to build an integrated resort at Incheon International Airport in South Korea. The increase in cash used in investing activities also resulted from higher capital expenditures. These results were partially offset by a partial repayment of reimbursable costs and expenses advanced by us to the Cowlitz Project following the Cowlitz Tribe’s financing of the Cowlitz Project in December 2015.
The increase in cash used in investing activities for the fiscal year ended September 30, 2015 compared to the prior fiscal year was primarily due to increased capital expenditures after factoring in related restricted cash and higher reimbursable costs and expenses advanced on behalf of the Cowlitz Indian Tribe for the Cowlitz Project.
The increase in cash provided by financing activities for the fiscal year ended September 30, 2016 compared to the prior fiscal year primarily reflected contributions from members related to Inspire Integrated Resort's joint venture arrangement to build an integrated resort at Incheon International Airport in South Korea, as well as increased borrowings to pursue new development opportunities and for general corporate purposes.
The increase in cash used in financing activities for the fiscal year ended September 30, 2015 compared to the prior fiscal year was driven by debt repayments, partially offset by reduced relinquishment and financing fee payments.

External Sources of Liquidity
As of September 30, 2016, our outstanding indebtedness were as follows (excluding unamortized debt issuance costs, premiums and discounts):

•	$13.0 million Senior Secured Credit Facility - Revolving, due June 2018;

•	$96.9 million Senior Secured Credit Facility - Term Loan A, due June 2018;

•	$776.1 million Senior Secured Credit Facility - Term Loan B, due June 2018;

•	$585.0 million Senior Unsecured Notes, due September 2021;

•	$100.0 million Senior Unsecured Notes, due December 2017;

•	$100.2 million Senior Subordinated Notes, due September 2018;

•	$21.7 million New Downs Lodging Credit Facility, due November 2019;

•	$5.5 million Mohegan Tribe Minor's Trust Promissory Note, due March 2017;

•	$7.4 million Mohegan Tribe Promissory Note, due December 2018; and

•	$2.3 million in other indebtedness.
Please refer to “Part IV. Note 6—Long-Term Debt” to this Annual Report on Form 10-K which summarizes the terms of our debt agreements as of September 30, 2016.
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

Fiscal Quarters Ending:
September 30, 2016 and thereafter	6.00:1.00
Maximum secured leverage ratio covenant, or ratio of secured debt to annualized EBITDA, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
September 30, 2016 and thereafter	3.00:1.00
Minimum fixed charge coverage ratio covenant, as defined under the senior secured credit facilities:

Fiscal Quarters Ending:
September 30, 2016 and thereafter	1.05:1.00
As of September 30, 2016, we and the Tribe were in compliance with all respective covenant requirements under all relevant credit facilities and note indentures.
On October 14, 2016, we completed a comprehensive refinancing of our outstanding indebtedness, including the repayment, repurchase and redemption of our senior secured credit facilities and senior and senior subordinated notes, with proceeds from new senior secured credit facilities and new senior notes. Please refer to “Part IV. Note 16—Subsequent Events - Refinancing Transactions” to this Annual Report on Form 10-K for further details regarding this refinancing.

Capital Expenditures
The following table presents data related to capital expenditures (in millions, including capitalized interest):

	Capital Expenditures
	Fiscal Year Ended September 30, 2016	Fiscal Year Ended September 30, 2015	Fiscal Year Ended September 30, 2014	Forecasted Fiscal Year 2017
Mohegan Sun:
Maintenance	$29.0	$23.7	$16.2	$35.0
Development	10.9	0.8	3.3	0.9
Subtotal	39.9	24.5	19.5	35.9
Mohegan Sun Pocono:
Maintenance	5.4	5.2	3.9	7.3
Development	2.2	0.2	—	0.7
Subtotal	7.6	5.4	3.9	8.0
Corporate:
Maintenance	0.2	—	—	0.2
Development	—	—	—	0.7
Other	1.3	0.1	9.2	—
Subtotal	1.5	0.1	9.2	0.9
Total	$49.0	$30.0	$32.6	$44.8
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun Pocono. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun Pocono through a combination of existing cash, cash flows provided by operating activities and draws under our revolving facility.
Interest Expense
The following table presents our interest expense (in thousands, net of capitalized interest):

	For the Fiscal Years Ended September 30,
	2016	2015	2014
Prior bank credit facility	$—	$—	$3,199
Prior term loan facility	—	—	3,755
Senior secured credit facility - revolving	1,487	1,862	1,365
Senior secured credit facility - term loan A	5,611	6,329	5,731
Senior secured credit facility - term loan B	49,575	45,351	38,711
2009 11 1/2% second lien senior secured notes	—	—	5
2012 11 1/2% second lien senior secured notes	—	—	3,368
2013 9 3/4% senior unsecured notes	58,001	50,724	49,494
2015 senior unsecured notes	5,570	—	—
2004 7 1/8% senior subordinated notes	—	—	1,367
2005 6 7/8% senior subordinated notes	—	255	664
2012 11% senior subordinated notes	11,397	29,990	31,094
Line of credit	187	225	227
Downs Lodging credit facility	625	6,424	6,683
New Downs Lodging credit facility	1,224	—	—
2009 Mohegan Tribe promissory note	—	152	240
2012 Mohegan Tribe Minor's Trust promissory note	1,176	1,650	1,725
2013 Mohegan Tribe promissory note	297	297	297
2015 Mohegan Tribe promissory note	359	—	—
Capital leases	76	107	222
Amortization of debt issuance costs on revolving credit facilities	609	510	521
Capitalized interest	—	—	(735)
Total interest expense, net of capitalized interest	$136,194	$143,876	$147,933

Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, distributions to the Tribe and foreseeable capital expenditures for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” for further details regarding risks relating to our sufficiency of resources. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, we had approximately $84.5 million of borrowing capacity under the revolving facility and line of credit as of September 30, 2016. Distributions to the Tribe are anticipated to total approximately $60.0 million for fiscal 2017.
Contractual Obligations and Commitments
The following table presents estimated future payment obligations related to our debt (as such instruments existed at September 30, 2016) and certain other material contractual obligations and the timing of those payments as of September 30, 2016.

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,708,039	$29,759	$1,079,971	$597,947	$362
Capital and operating leases	251,800	8,855	17,133	15,517	210,295
Interest payments on long-term debt and capital leases	399,270	123,432	161,608	114,230	—
Procurement	58,645	19,412	26,231	12,798	204
Total	$2,417,754	$181,458	$1,284,943	$740,492	$210,861
 ________

(1)	Represents payment obligations from October 1, 2016 to September 30, 2017.
In addition to the above listed contractual obligations, we have certain other contractual commitments as of September 30, 2016. The calculation of estimated future payments related to these contractual commitments as presented in the following table is based, in large part, on revenue projections over an extended period of time, as well as other factors that are more fully described below. Given the high level of estimate and judgment utilized in the calculation of these liabilities, future events that affect such estimates and judgments may cause actual payments to materially differ from current estimates. The amounts presented in the following table are estimates, and, while certain agreements have perpetual terms, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

	Payments due by period
Contractual Commitments (in thousands)	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Combined minimum slot win and free promotional slot play contributions (2)	$147,397	$268,781	$237,830	$617,936
Pennsylvania slot machine tax (3)	124,684	256,900	267,279	716,398
Pennsylvania table game tax (4)	7,537	15,507	16,103	43,073
Horsemen purses (5)	353	—	—	—
Priority distributions (6)	40,000	80,000	80,000	200,000
Town of Montville (7)	500	1,000	1,000	2,500
Total	$320,471	$622,188	$602,212	$1,579,907
 ____________

(1)	Represents payment obligations from October 1, 2016 to September 30, 2017.

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

(3)
Represents portion of revenues earned on slot machines that must be paid to the PGCB. Pennsylvania slot machine tax payments are 55% of gross revenues from slot machines at Mohegan Sun Pocono, 2% of which is subject to a $10.0 million minimum annual threshold, pending legislative action.

(4)	Represents portion of revenues earned on table games that must be paid to the PGCB. Pennsylvania Table Game Tax payments are 14%, plus 2% in local share assessments.

(5)
Represents portion of racing handle that must be paid in purses pursuant to an agreement with the Pennsylvania State Horse Racing Commission. Payments consist of 2.5% of wagers on live races at Mohegan Sun Pocono that are simulcasted to other racetracks with the Commonwealth of Pennsylvania and 1.1% of wagers on races simulcasted to locations outside the Commonwealth of Pennsylvania.

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
We also maintain a reserve for doubtful collection of reimbursable costs and expenses advanced by Salishan-Mohegan, LLC on behalf of the Cowlitz Tribe for the Cowlitz Project based on our estimate of the probability that these receivables will be collected. We assess the reserve for doubtful collection of the Salishan-Mohegan receivables for adequacy on a quarterly basis. Future developments in the construction and opening of the casino, cash flows generated by the casino and other matters affecting the Cowlitz Project could affect the collectability of the Salishan-Mohegan receivables and the related reserve.
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
Goodwill
The fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania facilities, exclusive of capital expenditures requirements. If the carrying value of the goodwill exceeds its fair value, an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds its implied fair value. The income approach requires us to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a market multiple of the Pennsylvania facilities. As of September 30, 2016 and 2015, we assessed the goodwill for impairment and determined that no impairment existed. If any of the following occurs, the goodwill may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania facilities are not achieved, (2) if the discount rate increases, (3) if terminal growth rates decrease or (4) if market multiples decrease.
Other Intangible Assets
The slot machine license and table game certificate intangible assets are assessed as a single unit of accounting at least annually for impairment by comparing the fair value of the recorded assets to their carrying value. Their fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania facilities, exclusive of a required rate of return of all other assets and exclusive of capital expenditures requirements. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires us to make assumptions regarding future revenues and expenses, discount rates, royalty rate and the terminal value based on a perpetual growth rate of the Pennsylvania facilities. As of September 30, 2016 and 2015, we assessed the intangible assets for impairment and determined that no impairment existed. If any of the following occurs, the intangible assets may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania facilities are not achieved, (2) if the discount rate increases or (3) if the terminal value decreases.
The Mohegan Sun trademark is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing the income approach – relief from royalty method based on projected revenues from Mohegan Sun and Mohegan Sun Pocono. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires us to make assumptions regarding future revenues, discount rates, royalty rate and the terminal value based on a perpetual growth rate of Mohegan Sun and Mohegan Sun Pocono. As of September 30, 2016 and 2015, we assessed the Mohegan Sun trademark for impairment and determined that no impairment existed. If any of the following occurs, the Mohegan Sun trademark may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from Mohegan Sun and Mohegan Sun Pocono are not achieved, (2) if the discount rate increases or (3) if the perpetual growth rate decreases.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of September 30, 2016, our primary exposure to market risk was interest rate risk associated with our senior secured credit facilities, 2015 senior unsecured notes and new Downs Lodging credit facility, all of which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the respective facility.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of September 30, 2016 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of September 30, 2016.

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Liabilities (in thousands)
Long-term debt and capital lease obligations, including current portions (1):
Fixed rate	$6,776	$101,275	$7,841	$346	$585,320	$362	$701,920	$748,239
Average interest rate	10.6%	10.9%	3.8%	—	9.7%	—	9.8%
Variable rate	$23,839	$968,395	$3,125	$12,281	$—	$—	$1,007,640	$1,004,584
Average interest rate (2)	5.0%	5.6%	5.3%	5.4%	—	—	5.5%
 __________

(1)	Excludes unamortized debt issuance costs, premiums and discounts.
(2)A 100 basis point change in average interest rate would impact annual interest expense by approximately $10.1 million.

Item 8. Financial Statements and Supplementary Data.
Our consolidated financial statements and notes thereto, referred to in Item 15(a)(1) of this Annual Report on Form 10-K, are filed as part of this report and appear in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, our management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “2013 Internal Control-Integrated Framework.”
Based on this assessment, management concluded that, as of September 30, 2016, our internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a non-accelerated filer.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Management Board and Named Executive Officers
The following table presents data related to the members of the Management Board and our named executive officers, as of the date of this filing:

Name	Age	Position
Kevin P. Brown	51	Chairman and Member, Management Board
Ralph James Gessner, Jr.	47	Vice Chairman and Member, Management Board (1)
Cheryl A. Todd	56	Recording Secretary and Member, Management Board
Kathleen M. Regan-Pyne	60	Corresponding Secretary and Member, Management Board (1)
Thayne D. Hutchins, Jr.	45	Treasurer and Member, Management Board (1)
Mark F. Brown	59	Member, Management Board (1)
Bruce S. Bozsum	56	Member, Management Board
William Quidgeon, Jr.	54	Member, Management Board (1)
Joseph W. Smith	60	Member, Management Board
Robert J. Soper	44	President and Chief Executive Officer, Mohegan Tribal Gaming Authority
Mario C. Kontomerkos	40	Chief Financial Officer, Mohegan Tribal Gaming Authority
Thomas P. Burke	60	Chief Operating Officer, Mohegan Tribal Gaming Authority
________

(1)	Audit Committee member.
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
Elements of Compensation
Compensation offered to our named executive officers, or NEOs, primarily consists of annual compensation in the form of base salaries and employee benefits/perquisites. We also offer our NEOs cash-based incentive opportunities. In addition, we offer our NEOs the opportunity to defer all or a portion of their annual compensation under a deferred compensation plan, or DCP, and to participate in the Mohegan Retirement and 401(k) Plan, both of which are sponsored by the Tribe. The following presents additional information relating to the elements of compensation offered to our NEOs in fiscal 2016:
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
Incentive Compensation
In fiscal 2015, we implemented an incentive compensation plan covering certain of our employees. As it pertains to our NEOs, the plan sets aside approximately 25% of our Adjusted EBITDA in excess of a target established prior to the beginning of the fiscal year as part of our budgeting process. For this purpose, “Adjusted EBITDA” means net income before interest, depreciation and amortization, share-based compensation, loss on disposition of assets, workforce reduction severance, pre-opening costs and expenses, impairment charges, reassessment and accretion of discount to a relinquishment liability, loss on modification and early extinguishment of debt, loss from unconsolidated affiliates, other non-operating income and expense and Adjusted EBITDA attributable to non-controlling interests. Adjusted EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America, or GAAP. However, we have historically evaluated our operating performance with the non-GAAP measure Adjusted EBITDA. Under the plan, the base incentive compensation amount for our NEOs was set at 35%, with a maximum payout of 52.5%, of base salary. During fiscal 2015, our Adjusted EBITDA exceeded our established target and resulted in a payout rate of approximately 38% for our NEOs. During fiscal 2016, our Adjusted EBITDA exceeded our established target and resulted in a payout rate of approximately 49% for our NEOs.
Compensation Committee Report
Our nine-member Management Board serves as our Compensation Committee. The Management Board met with us to review and discuss the preceding Compensation Discussion and Analysis. Based on such review and discussion, the Management Board approved this Compensation Discussion and Analysis and authorized its inclusion in this Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
Management Board
The members of the Management Board, as of the date of this filing, are as follows: Kevin P. Brown, Ralph James Gessner, Jr., Cheryl A. Todd, Kathleen M. Regan-Pyne, Thayne D. Hutchins, Jr., Mark F. Brown, Bruce S. Bozsum, William Quidgeon, Jr. and Joseph W. Smith.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Base Salary	Cash Bonus	Non-Equity Incentive Compensation	All Other Compensation (3)	Total
Robert J. Soper (1)	2016	$1,028,847	500,430	—	4,708	$1,533,985
President and Chief Executive Officer,	2015	$900,000	352,012	—	14,181	$1,266,193
Mohegan Tribal Gaming Authority	2014	$800,000	—	—	15,456	$815,456

Mario C. Kontomerkos	2016	$823,077	400,344	—	733	$1,224,154
Chief Financial Officer,	2015	$758,949	281,609	—	3,722	$1,044,280
Mohegan Tribal Gaming Authority	2014	$717,829	—	—	3,722	$721,551

Thomas P. Burke (2)	2016	$720,193	350,301	—	4,708	$1,075,202
Chief Operating Officer,	2015	$645,793	246,408	—	10,492	$902,693
Mohegan Tribal Gaming Authority	2014	$305,193	—	—	102,304	$407,497
 _________

(1)	Appointed President and Chief Executive Officer on October 1, 2015.

(2)	Appointed Chief Operating Officer on April 1, 2015.

(3)	Amounts reported in this column are comprised of the following:
All Other Compensation Details

Name	Fiscal Year	401(k) (1)	Long-Term Disability (2)	Moving Allowance (3)	Total
Robert J. Soper	2016	$3,975	733	—	$4,708
	2015	$3,975	10,206	—	$14,181
	2014	$5,250	10,206	—	$15,456

Mario C. Kontomerkos	2016	$—	733	—	$733
	2015	$—	3,722	—	$3,722
	2014	$—	3,722	—	$3,722

Thomas P. Burke	2016	$3,975	733	—	$4,708
	2015	$6,020	4,472	—	$10,492
	2014	$2,156	148	100,000	$102,304
 _________

(1)	Employer-matching 401(k) contributions.

(2)	Premium payments on long-term disability policies.

(3)	Payments of moving expenses.

Non-Qualified Deferred Compensation
We offer our NEOs the opportunity to participate in the DCP. The DCP is a non-qualified plan that allows our executives the opportunity to defer all or a portion of their annual compensation. We do not make contributions to the DCP on behalf of our NEOs. The following table presents each NEO activity within the DCP for the fiscal year ended September 30, 2016.

Name	Employee Contributions	Employer Contributions	Aggregate Additions/ Earnings	Aggregate Withdrawals/ Distributions	Balance September 30, 2016
Robert J. Soper	$141,510	$—	$13,501	$—	$305,745
Mario C. Kontomerkos	$—	$—	$—	$—	$—
Thomas P. Burke	$871,253	$—	$118,032	$—	$1,405,182

The amounts deferred by each NEO are deemed to be invested in the fund(s) designated by each NEO from among a number of funds offered under the DCP. NEOs may change their investment selections from time to time. The following funds were available under the DCP, as of the date of this filing:

Vanguard Federal Money Market	Morgan Stanley Inst Mid Cap	Glenmede Small Cap Equity Adv
Schwab S&P 500 Index	American Century Infl-Adj Bond	Prudential Jennison Utility A
T. Rowe Price Health Sciences	Dreyfus Bond Market Index I	Dreyfus International Stock Index
JHancock Disciplined Value Mid	MFS Intl Diversification A	Fidelity Extended Market Index
T. Rowe Price Blue Chip Growth	AllianzGI Technology Institutional	American Century Short Dur Inf
PIMCO Total Return Instl	BlackRock Global Allocation Instl	Lazard Emerging Markets Equity
Sentinel Common Stock A	Cohen & Steers Realty Shares	PIMCO Emerging Local Bond Adm
American Beacon Lg Cap Value	Fidelity High Income	Personal Choice Ret Acct
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
Potential Payments and Benefits upon Termination or Change in Control
The following table presents potential payments to our NEOs in the event of a termination of employment, based on the terms of their employment agreements, as described below. Due to our sovereignty, potential payments upon change in control are not included within the table below, as these are not applicable. The amounts presented represent our estimate of potential payments to our NEOs upon their termination, assuming, in each case, that termination occurred on September 30, 2016, the last day of fiscal 2016. Actual payments can only be determined at the time of each NEO's separation from the company.

	Base Salary	Medical Benefits	Penalty Payment	Total
Robert J. Soper
Termination without cause	$1,000,000	20,691	15,000	$1,035,691
Termination due to medical disability (1)	$500,000	1,000,000	—	$1,500,000
Change of Control	$—	—	—	$—

Mario C. Kontomerkos
Termination without cause	$800,000	20,691	15,000	$835,691
Termination due to medical disability (1)	$400,000	800,000	—	$1,200,000
Change of Control	$—	—	—	$—

Thomas P. Burke
Termination without cause	$700,000	14,376	15,000	$729,376
Termination due to medical disability (1)	$350,000	700,000	—	$1,050,000
Change of Control	$—	—	—	$—
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
Compensation of Management Board
The following table presents data related to compensation of members of the Management Board during the fiscal year ended September 30, 2016.

Name	Compensation	Other (1)	Total
Kevin P. Brown	$206,546	315	$206,861
Ralph James Gessner, Jr.	$188,854	287	$189,141
Cheryl A. Todd	$152,769	232	$153,001
Kathleen M. Regan-Pyne	$152,519	232	$152,751
Thayne D. Hutchins, Jr.	$130,168	198	$130,366
Mark F. Brown	$205,623	308	$205,931
Bruce S. Bozsum	$152,519	232	$152,751
William Quidgeon, Jr.	$153,174	232	$153,406
Joseph W. Smith (2)	$153,284	232	$153,516
Mark M. Sperry (3)	$1,472	7	$1,479
__________

(1)	Premium payments on life insurance policies owned by each member.

(2)	Term commenced on October 5, 2015.

(3)	Term expired on October 4, 2015.
Members of the Management Board are paid annual salaries by the Tribe for their services as members of the Tribal Council. Due to the dual roles of these individuals in our governance and Tribe's, we are obligated to fund a portion of their compensation pursuant to an arrangement established at the time of Mohegan Sun's inception. In fiscal 2016, we were obligated to fund 60% of each member's annual compensation. This allocation was determined based on the amount of time members acted in their capacity as the Management Board as opposed to their capacity as the Tribal Council. We believe that members' activities in fiscal 2017 will be consistent with their fiscal 2016 activities and as such we expect to fund 60% of their fiscal 2017 compensation.
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
Distributions to the Tribe associated with the priority distribution agreement totaled $40.0 million, $31.5 million and $19.5 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. Additional priority distributions to the Tribe, in compliance with restrictive financial covenants under our senior secured credit facilities, line of credit and note indentures and exclusive of priority distributions under the priority distribution agreement, totaled $13.0 million, $18.5 million and $30.5 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.
Services
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. We incurred expenses for such services totaling $30.8 million, $28.3 million and $27.1 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.
We purchase most of our utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. We incurred costs for such utilities totaling $16.4 million, $17.4 million and $19.3 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

Promissory Notes
The following table presents data related to promissory notes with the Tribe as of September 30, 2016 (in thousands):

	September 30, 2015	Borrowings	Repayments	September 30, 2016
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2017	$16,000	$—	$(10,500)	$5,500
2013 Mohegan Tribe Promissory Note, due December 2018	7,420	—	—	7,420
2015 Mohegan Tribe Promissory Note, due April 2016	—	22,500	(22,500)	—
Total	$23,420	$22,500	$(33,000)	$12,920
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

The 2012 Mohegan Tribe Minor’s Trust promissory note was further amended in December 2015, pursuant to which the interest rate was adjusted to an annual rate of 12.5% and accrued interest was adjusted to be payable quarterly, commencing March 31, 2016. In addition, as amended, principal outstanding under the 2012 Mohegan Tribe Minor's Trust promissory note amortizes in equal quarterly amounts of $1.5 million, commencing March 31, 2016 through December 31, 2016, with the remaining principal amount due at maturity. An aggregate principal amount of $5.5 million of the 2012 Mohegan Tribe Minor’s Trust promissory note remains outstanding as of September 30, 2016. We incurred interest expense associated with the 2012 Mohegan Tribe Minor's Trust promissory note totaling $1.2 million, $1.7 million and $1.7 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

On October 14, 2016, we repaid the remaining outstanding amount of the 2012 Mohegan Tribe Minor’s Trust promissory note.
2013 Mohegan Tribe Promissory Note
In March 2013, Mohegan Gaming & Hospitality, LLC, or MG&H, purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a $7.4 million promissory note, or the 2013 Mohegan Tribe promissory note. The 2013 Mohegan Tribe promissory note matures on December 31, 2018. The 2013 Mohegan Tribe promissory note accrues interest at an annual rate of 4.0% payable quarterly. We incurred interest expense associated with the 2013 Mohegan Tribe promissory note totaling $297,000 for each of the fiscal years ended September 30, 2016, 2015 and 2014.
On October 14, 2016, we repaid the 2013 Mohegan Tribe promissory note.
2015 Mohegan Tribe Promissory Note
In November 2015, the Tribe made a $22.5 million loan to Mohegan Gaming Advisors, LLC, or the 2015 Mohegan Tribe promissory note. The 2015 Mohegan Tribe promissory note accrued interest at an annual rate of 5.0% and matured on April 15, 2016. A required principal payment of $8.5 million was paid on January 15, 2016. The remaining outstanding principal amount was paid at maturity.
Leases
We lease the land on which Mohegan Sun is located from the Tribe under a long-term lease agreement. The agreement requires us to make a nominal annual rental payment. This lease has an initial term of 25 years and is renewable for an additional

25-year term upon expiration. In February 2015, we entered into a fourth amendment to the land lease pursuant to which we released the approximately 1.2-acre Earth Hotel Tower site from the land lease. In March 2015, we entered into a sublease agreement with Mohegan Tribal Finance Authority, or MTFA, a wholly-owned instrumentality of the Tribe, to sublease the site, and the completed 400-room Earth Hotel Tower and related improvements for the purpose of operating the hotel on a triple net basis for a term of 28 years and 4 months. Rental payments under the sublease agreement commenced with the opening of the Earth Hotel Tower, which occurred in November 2016. On October 14, 2016, we entered into an amended and restated land lease agreement, or the amended and restated land lease agreement”), amending and restating the existing land lease agreement. The amended and restated land lease agreement amended the existing land lease agreement to, among other things: (1) update the legal description of the property and (2) extend the term to 25 years from the date of the amended and restated land lease agreement with an option, exercisable by us, to extend the term for one additional 25-year period. Other than the foregoing, the terms and conditions of the amended and restated land lease agreement are substantially the same as the existing land lease agreement.
In July 2008, we entered into a land lease agreement with the Tribe relating to property located adjacent to the Tribe's reservation that is utilized by Mohegan Sun for employee parking. This agreement requires us to make monthly payments equaling $75,000 until maturity on June 30, 2018. This land lease was paid off and terminated on October 14, 2016 and the property underlying the land lease agreement was added to the amended and restated land lease agreement
Mohegan Tribal Employment Rights Ordinance
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
As of September 30, 2016, we employed approximately 120 members of the Tribe.
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

Item 14. Principal Accounting Fees and Services.
The following table presents the aggregate fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP:

	Fiscal 2016	Fiscal 2015
Audit fees	$1,159,840	$1,246,000
Tax fees	41,750	25,500
All other fees	241,800	255,000
Total	$1,443,390	$1,526,500
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

PART IV

Item 15. Exhibits, Financial Statement Schedules.
A(1). Financial Statements
The following financial information appear in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2016 and 2015	F-3

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2016, 2015 and 2014	F-4

Consolidated Statements of Changes in Capital of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2016, 2015 and 2014	F-5

Consolidated Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2016, 2015 and 2014	F-6

Notes to Consolidated Financial Statements of the Mohegan Tribal Gaming Authority	F-8

A(2). Financial Statement Schedules
The following schedule appears on page S-1 in this Annual Report on Form 10-K and is incorporated by reference herein:
Schedule II—Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 2016, 2015 and 2014.
All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.
A(3). Exhibits
The exhibits to this Annual Report on Form 10-K are listed on the exhibit index, which appears elsewhere herein and is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on December 28, 2016.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/s/ KEVIN P. BROWN
Kevin P. Brown Chairman, Management Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 28, 2016.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2016 and 2015	F-3

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2016, 2015 and 2014	F-4

Consolidated Statements of Changes in Capital of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2016, 2015 and 2014	F-5

Consolidated Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2016, 2015 and 2014	F-6

Notes to Consolidated Financial Statements of the Mohegan Tribal Gaming Authority	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of
the Mohegan Tribal Gaming Authority:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of the Mohegan Tribal Gaming Authority and its subsidiaries (the “Authority”) as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Authority's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Hartford, CT
December 28, 2016

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$83,743	$65,754
Restricted cash	1,232	1,762
Receivables, net	42,783	53,944
Inventories	15,312	15,546
Other current assets	22,409	18,530
Total current assets	165,479	155,536
Non-current assets:
Restricted cash	205,833	—
Property and equipment, net	1,326,544	1,352,055
Goodwill	39,459	39,459
Other intangible assets, net	404,289	406,718
Other assets, net	86,358	66,365
Total assets	$2,227,962	$2,020,133
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$24,259	$49,194
Due to Mohegan Tribe	5,500	6,000
Current portion of capital leases	856	824
Trade payables	13,690	15,016
Construction payables	8,462	13,137
Accrued interest payable	5,512	12,055
Other current liabilities	149,361	141,280
Total current liabilities	207,640	237,506
Non-current liabilities:
Long-term debt, net of current portion	1,647,988	1,593,730
Due to Mohegan Tribe, net of current portion	7,420	17,420
Capital leases, net of current portion	665	1,521
Other long-term liabilities	1,597	1,915
Total liabilities	1,865,310	1,852,092
Commitments and Contingencies
Capital:
Retained earnings	249,102	169,452
Accumulated other comprehensive income	5,106	—
Mohegan Tribal Gaming Authority total capital	254,208	169,452
Non-controlling interests	108,444	(1,411)
Total capital	362,652	168,041
Total liabilities and capital	$2,227,962	$2,020,133
The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2016	September 30, 2015	September 30, 2014
Revenues:
Gaming	$1,166,886	$1,133,720	$1,133,563
Food and beverage	88,923	89,720	91,655
Hotel	52,561	50,496	47,310
Retail, entertainment and other	123,017	115,030	119,134
Gross revenues	1,431,387	1,388,966	1,391,662
Less-Promotional allowances	(96,593)	(97,346)	(98,944)
Net revenues	1,334,794	1,291,620	1,292,718
Operating costs and expenses:
Gaming*	661,629	651,900	687,021
Food and beverage	40,437	41,554	41,482
Hotel	16,018	14,934	15,807
Retail, entertainment and other	42,608	45,779	50,945
Advertising, general and administrative*	200,447	188,924	190,639
Corporate*	35,821	31,127	41,036
Depreciation and amortization	73,913	77,580	80,126
(Gain) loss on disposition of assets	180	1,018	(9)
Severance	—	3,370	—
Pre-opening	723	—	1,187
Impairment	1,875	2,502	4,981
Relinquishment liability reassessment	—	(243)	(1,905)
Total operating costs and expenses	1,073,651	1,058,445	1,111,310
Income from operations	261,143	233,175	181,408
Other income (expense):
Accretion of discount to the relinquishment liability	—	(227)	(2,205)
Interest income	9,560	7,983	7,066
Interest expense, net of capitalized interest	(136,194)	(143,876)	(147,933)
Loss on modification and early extinguishment of debt	(484)	(3,987)	(62,041)
Loss from unconsolidated affiliates	(939)	(972)	(826)
Other income (expense), net	(9)	43	(27)
Total other expense	(128,066)	(141,036)	(205,966)
Net income (loss)	133,077	92,139	(24,558)
(Income) loss attributable to non-controlling interests	(427)	2,255	380
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$132,650	$94,394	$(24,178)
Comprehensive income (loss):
Foreign currency translation	10,495	—	—
Other comprehensive income	10,495	—	—
Other comprehensive income attributable to non-controlling interests	(5,389)	—	—
Other comprehensive income attributable to Mohegan Tribal Gaming Authority	5,106	—	—
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$137,756	$94,394	$(24,178)

The accompanying notes are an integral part of these consolidated financial statements. * These financial statement line items include costs and expenses associated with related party transactions (refer to Note 8).

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	Retained Earnings	Accumulated Other Comprehensive Income	Mohegan Tribal Gaming Authority Total Capital	Non-controlling Interests	Total Capital
Balance, September 30, 2013	$199,236	$—	$199,236	$149	$199,385
Net loss	(24,178)	—	(24,178)	(380)	(24,558)
Distributions to Mohegan Tribe	(50,000)	—	(50,000)	—	(50,000)
Balance, September 30, 2014	125,058	—	125,058	(231)	124,827
Net income (loss)	94,394	—	94,394	(2,255)	92,139
Contributions from members	—	—	—	1,075	1,075
Distributions to Mohegan Tribe	(50,000)	—	(50,000)	—	(50,000)
Balance, September 30, 2015	169,452	—	169,452	(1,411)	168,041
Net income	132,650	—	132,650	427	133,077
Foreign currency translation adjustment	—	5,106	5,106	5,389	10,495
Contributions from members	—	—	—	97,892	97,892
Share-based compensation	—	—	—	6,147	6,147
Distributions to Mohegan Tribe	(53,000)	—	(53,000)	—	(53,000)
Balance, September 30, 2016	$249,102	$5,106	$254,208	$108,444	$362,652

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2016	September 30, 2015	September 30, 2014
Cash flows provided by (used in) operating activities:
Net income (loss)	$133,077	$92,139	$(24,558)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	73,913	77,580	80,126
Relinquishment liability reassessment	—	(243)	(1,905)
Accretion of discount to the relinquishment liability	—	227	2,205
Cash paid for accretion of discount to the relinquishment liability	—	(778)	(2,897)
Loss on early extinguishment of debt	207	2,269	58,245
Proceeds from bond premiums	—	2,125	—
Payments of tender offer costs and discounts	(2,760)	(2,894)	(48,155)
Amortization of debt issuance costs, premiums and discounts	10,020	7,771	8,037
Provision (recovery) for losses on receivables	(3,788)	5,878	6,146
Share-based compensation	6,147	—	—
Impairment	1,875	2,502	4,981
(Gain) loss on disposition of assets	180	1,018	(9)
Loss from unconsolidated affiliates	939	972	826
Gain on foreign currency exchange rate	(704)	—	—
Changes in operating assets and liabilities:
Increase in receivables	(13,252)	(5,340)	(7,159)
(Increase) decrease in inventories	234	(1,002)	(554)
Increase in other assets	(11,237)	(12,152)	(3,531)
Increase (decrease) in trade payables	(1,268)	(8,984)	13,419
Decrease in accrued interest	(6,543)	(410)	(14,637)
Increase in other liabilities	11,584	8,740	2,436
Net cash flows provided by operating activities	198,624	169,418	73,016
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including increase (decrease) in construction payables of $(4,675), $7,305 and $(5,179), respectively	(53,637)	(22,460)	(35,079)
Issuance of third-party loans and advances	(5,269)	(4,080)	(1,804)
Payments received on third-party loans and advances	13,566	157	644
(Increase) decrease in restricted cash, net	(197,496)	(1,526)	13,679
Proceeds from asset sales	335	1,615	134
Investments in unconsolidated affiliates	(2,700)	—	(29)
Investments in the New England Black Wolves	—	(500)	—
Net cash flows used in investing activities	(245,201)	(26,794)	(22,455)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility repayments - Term	—	—	(393,000)
Prior Term Loan Facility repayments, net of discount	—	—	(222,103)
Senior Secured Credit Facility borrowings - Revolving	560,000	442,000	310,000
Senior Secured Credit Facility repayments - Revolving	(568,000)	(458,000)	(273,000)
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	—	—	124,343
Senior Secured Credit Facility repayments - Term Loan A	(14,001)	(7,756)	(3,125)
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	—	87,911	720,952
Senior Secured Credit Facility repayments - Term Loan B	(30,456)	(5,339)	(5,475)
Line of Credit borrowings	459,701	446,935	356,796
Line of Credit repayments	(459,701)	(449,976)	(353,755)
Proceeds from issuance of Senior Unsecured Notes, net of premiums	100,000	85,000	—
Downs Lodging Credit Facility repayments - Term Loan	(40,516)	—	—
New Downs Lodging Credit Facility borrowings - Term Loan	25,000	—	—
New Downs Lodging Credit Facility repayments - Term Loan	(3,344)	—	—
Borrowings from Mohegan Tribe	22,500	—	—
Repayments to Mohegan Tribe	(27,000)	(2,250)	(3,250)
Repayments of other long-term debt	(734)	(186,816)	(212,323)
Payments on capital lease obligations	(824)	(927)	(2,168)

Principal portion of relinquishment liability payments	—	(24,400)	(46,574)
Distributions to Mohegan Tribe	(53,000)	(50,000)	(50,000)
Payments of financing fees	(5,081)	(2,360)	(12,395)
Non-controlling interest contributions	97,892	—	—
Net cash flows provided by (used in) financing activities	62,436	(125,978)	(65,077)
Net increase (decrease) in cash and cash equivalents	15,859	16,646	(14,516)
Effect of exchange rate on cash and cash equivalents	2,130	—	—
Cash and cash equivalents at beginning of year	65,754	49,108	63,624
Cash and cash equivalents at end of year	$83,743	$65,754	$49,108
Supplemental disclosures:
Cash paid during the year for interest	$132,730	$136,541	$153,481
Non-cash Senior Secured Credit Facility repayments - Term Loan A and Term Loan B	$5,179	$4,397	$1,563
Non-cash payments received - Cowlitz Tribal Gaming Authority	$6,000	$—	$—
Non-cash repayments - Mohegan Tribe	$6,000	$—	$—
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
As of September 30, 2016, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Lacrosse, LLC ("Mohegan Lacrosse"), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”), Mohegan Ventures Wisconsin, LLC (“MVW”), MTGA Gaming, LLC (“MTGA Gaming”), Downs Lodging, LLC ("Downs Lodging") and Mohegan Gaming Advisors, LLC ("Mohegan Gaming Advisors").
MBC owns and operates the Connecticut Sun, a professional basketball team in the Women's National Basketball Association (the “WNBA”). MBC currently owns a 4.2% membership interest in WNBA, LLC.
Mohegan Golf owns and operates the Mohegan Sun Golf Club in Southeastern Connecticut.
Mohegan Lacrosse holds a 50% membership interest in New England Black Wolves, LLC (“NEBW”). NEBW owns and operates the New England Black Wolves, a professional indoor lacrosse team in the National Lacrosse League.
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
The Authority views the operations of Mohegan Sun, MBC, Mohegan Golf and Mohegan Lacrosse (collectively, the “Connecticut Facilities”) and the Pennsylvania Facilities as two separate operating segments.
Mohegan Ventures-NW and a subsidiary of the Tribe hold 49.15% and 10.85% membership interests in Salishan-Mohegan, LLC (“Salishan-Mohegan”), respectively. Salishan-Mohegan was formed to participate in the development and management of a casino to be owned by the federally-recognized Cowlitz Indian Tribe (the “Cowlitz Tribe”) and to be located on the Cowlitz reservation in Clark County, Washington (the “Cowlitz Project”). As of September 30, 2016, Salishan-Mohegan held a 100% membership interest in Salishan-Mohegan Two, LLC ("Salishan-Mohegan Two"), which was formed to acquire certain property related to the Cowlitz Project.
As of September 30, 2016, MVW held a 100% membership interest in Wisconsin Tribal Gaming, LLC (“WTG”). WTG was formed to participate in the development of a proposed casino to be owned by the federally-recognized Menominee Indian Tribe of Wisconsin (the “Menominee Tribe”) and to be located in Kenosha, Wisconsin (the “Menominee Project”).
As of September 30, 2016, MTGA Gaming held a 100% membership interest in Mohegan Gaming & Hospitality, LLC (“MG&H”), MG&H held a 100% membership interest in Mohegan Resorts, LLC (“Mohegan Resorts”), and Mohegan Resorts held a 100% membership interest in Mohegan Resorts Mass, LLC (“Mohegan Resorts Mass”), which was formed to pursue gaming opportunities in the Commonwealth of Massachusetts.
Downs Lodging was formed to finance and build Project Sunlight, a hotel and convention center located at Mohegan Sun Pocono.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Mohegan Gaming Advisors was formed to pursue gaming opportunities outside the State of Connecticut, including management contracts and consulting agreements for casino and entertainment properties. The subsidiary and investment interests held by Mohegan Gaming Advisors include the following:

•
a 100% membership interest in MGA Holding NJ, LLC ("MGA Holding NJ") and MGA Gaming NJ, LLC (collectively, the "Mohegan NJ Entities"). The Mohegan NJ Entities were formed to pursue management contracts and consulting agreements in the State of New Jersey. MGA Holding NJ holds a 10% ownership interest in Resorts Casino Hotel in Atlantic City, New Jersey, ("Resorts Atlantic City") and its associated gaming activities, including on-line gaming in the State of New Jersey.

•
a 100% membership interest in MGA Holding MA, LLC (“MGA Holding MA”) and MGA Gaming MA, LLC (“MGA Gaming MA”). MGA Holding MA holds a 100% membership interest in MGA Palmer Partners, LLC (“MGA Palmer Partners”). MGA Palmer Partners holds a 100% membership interest in Mohegan Sun Massachusetts, LLC ("Mohegan Sun Massachusetts" and, together with MGA Holding MA, MGA Gaming MA and MGA Palmer Partners, collectively referred to herein as the “Mohegan MA Entities”). The Mohegan MA Entities were formed to pursue gaming opportunities in the Commonwealth of Massachusetts.

•
a 50.19% membership interest in Inspire Integrated Resort Co., Ltd. ("Inspire Integrated Resort"). Inspire Integrated Resort was formed to pursue gaming opportunities in South Korea ("Project Inspire").

•	a 100% membership interest in MGNV, LLC ("MGNV"). MGNV was formed to pursue gaming, hospitality and entertainment opportunities in the State of Nevada.

•	a 100% membership interest in MGLA, LLC ("MGLA"). MGLA was formed to pursue gaming, hospitality and entertainment opportunities in the State of Louisiana.

•
a 100% membership interest in MGBR, LLC ("MGBR"). MGBR was formed to pursue gaming, hospitality and entertainment opportunities in South America. MGBR holds a 7.4% membership interest in an unaffiliated third-party limited liability company formed to, among other things, pursue gaming opportunities in South America.

The Authority holds a 50% membership interest in MMCT Venture, LLC ("MMCT"). MMCT was formed with the Mashantucket Pequot Tribe (the "MPT") to pursue additional gaming opportunities in the State of Connecticut.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Authority and its majority and wholly-owned subsidiaries and entities. In accordance with authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”) pertaining to consolidation of variable interest entities ("VIE"), the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW, the accounts of Inspire Integrated Resort are consolidated into the accounts of Mohegan Gaming Advisors and the accounts of NEBW are consolidated into the accounts of Mohegan Lacrosse as Mohegan Ventures-NW, Mohegan Gaming Advisors and Mohegan Lacrosse are deemed to be the primary beneficiaries. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. To determine whether the Authority's interest in a VIE could potentially be significant to the VIE, the Authority considers both qualitative and quantitative factors regarding the nature, size and form of its involvement in the VIE. The Authority assesses whether it is the primary beneficiary of a VIE or the holder of a significant variable interest in a VIE on an on-going basis. In consolidation, all inter-company balances and transactions were eliminated.
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
Reclassifications
Certain amounts in the accompanying consolidated financial statements and supplemental condensed consolidating financial statements for fiscal 2015 and 2014 have been reclassified to conform to the 2016 presentation.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents
Cash and cash equivalents consist of deposits that can be redeemed on demand and investments with original maturities of less than 90 days. Cash equivalents are carried at cost, which approximates market value. Cash and cash equivalents include all operating cash and in-house funds.
Restricted Cash
Restricted cash consists of deposits that are contractually restricted as to their withdrawal or use. As of September 30, 2016, restricted cash primarily includes cash held by Inspire Integrated Resort in connection with the development and construction of Project Inspire. Mohegan Gaming Advisors and its partner in Inspire Integrated Resort, an unrelated third-party and its affiliates, have each contributed approximately $100.0 million in cash into Project Inspire as of September 30, 2016 (refer to Note 13). As of September 30, 2015, restricted cash primarily includes cash held by Downs Racing pursuant to the Pennsylvania Race Horse Development and Gaming Act and Pennsylvania state statutes. The Pennsylvania Race Horse Development and Gaming Act requires Downs Racing to deposit a percentage of gross revenues from slot machines into a separate interest bearing account for the benefit of horsemen and breeders. In addition, Pennsylvania state statutes require Downs Racing to deposit net amounts received from the sale of lottery tickets into a separate designated account.
Receivables
Accounts Receivable
Accounts receivable consists primarily of casino receivables, which represent credit extended to approved casino patrons, and hotel and other non-gaming receivables. The Authority maintains a reserve for doubtful collection, which primarily relates to casino receivables. This reserve is based on the Authority’s estimate of the probability that these receivables will be collected. The Authority assesses the adequacy of this reserve by continuously evaluating historical experience, creditworthiness of the related patron and all other available information. Future business or economic trends could affect the collectability of these receivables and the related reserve.
Long-Term Receivables
Long-term receivables consist primarily of receivables from affiliates and others.
Receivables from affiliates, which are included in receivables, net, and other assets, net, in the accompanying consolidated balance sheets, consist of reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project (refer to Note 12). The Salishan-Mohegan receivables are payable upon: (1) the related property being taken into trust by the United States Department of the Interior and (2) the receipt of necessary financing for the development of the planned casino. In March 2015, the Cowlitz Project site was taken into trust by the United States Department of the Interior for the benefit of the Cowlitz Tribe. In addition, in December 2015, the Cowlitz Tribal Gaming Authority (the “CTGA”) obtained financing for the Cowlitz Project. The financing provided funding for construction of the Cowlitz Project and a partial repayment of the Salishan-Mohegan receivables. The Authority maintains a reserve for doubtful collection of the remaining Salishan-Mohegan receivables, which is based on the Authority's estimate of the probability that the receivables will be collected. The Authority assesses the reserve for doubtful collection of the Salishan-Mohegan receivables for adequacy on a quarterly basis. In fiscal 2016, following the financing of the Cowlitz Project, the Authority reduced the reserve for doubtful collection of the Salishan-Mohegan receivables. Future developments in the construction and opening of the casino, cash flows generated by the casino and other matters affecting the Cowlitz Project could affect the collectability of the Salishan-Mohegan receivables and the related reserve.
Receivables from others, which are primarily included in other assets, net, in the accompanying consolidated balance sheets, consist of funds loaned to a third-party in connection with the Cowlitz Project and a loan to a tenant of Mohegan Sun. The Authority maintains a reserve for doubtful collection of receivables from others, which is based on the Authority's estimate of the probability that these receivables will be collected considering historical experience, creditworthiness of the related third-party and tenant and all other available information. A receivable is charged off against the reserve when the Authority believes it is probable the receivable will not be recovered. The Authority believes that there are no concentration of credit risk for which a reserve has not been established.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a reconciliation of long-term receivables, including current portions, and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Others	Total
Balance, September 30, 2015 (1)	$100,527	$1,811	$102,338
Additions:
Advances and other loans, including interest receivable	10,592	1,728	12,320
Development fees, including interest receivable	9,151	—	9,151
Deductions:
Payments (2)	(23,626)	(166)	(23,792)
Adjustments (3)	(9,793)	—	(9,793)
Balance, September 30, 2016 (1)	$86,851	$3,373	$90,224
__________

(1)
Includes current portions of $4.9 million and $19.6 million as of September 30, 2016 and 2015, respectively. Also includes interest receivable of $51.0 million and $43.4 million as of September 30, 2016 and 2015, respectively.

(2)	Payments of receivables from affiliates represent partial repayments of the Salishan-Mohegan receivables and development fees earned.

(3)
Represent the write-off of fully reserved reimbursable costs and expenses advanced by WTG on behalf of the Menominee Tribe for the Menominee Project following the expiration of a release and reimbursement agreement in December 2015.

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Others	Total
Balance, September 30, 2015	$31,028	$42	$31,070
Additions:
Charges to bad debt expense	2,465	—	2,465
Deductions:
Adjustments (1)	(17,108)	(42)	(17,150)
Balance, September 30, 2016	$16,385	$—	$16,385
__________.

(1)	Adjustments to reserves for doubtful collection of receivables from affiliates include $7.3 million related to the Salishan-Mohegan receivables and $9.8 million related to the WTG receivables.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
As of September 30, 2016 and 2015, the Authority assessed its property and equipment for any additional impairment and determined that no additional impairment existed.
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
Goodwill
In accordance with authoritative guidance issued by the FASB pertaining to goodwill, the goodwill associated with the acquisition of the Pennsylvania Facilities is not subject to amortization, but is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania Facilities, exclusive of capital expenditures requirements. If the carrying value of the goodwill exceeds its fair value, an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds its implied fair value. The income approach requires the Authority to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a market multiple of the Pennsylvania Facilities. As of September 30, 2016 and 2015, the Authority assessed the goodwill for impairment and determined that no impairment existed. If any of the following occurs, the goodwill may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania Facilities are not achieved, (2) if the discount rate increases, (3) if terminal growth rates decrease or (4) if market multiples decrease.
Other Intangible Assets
Intangible assets relate primarily to the Pennsylvania Facilities and Mohegan Sun.
In connection with the acquisition of the Pennsylvania Facilities, the Authority recorded a slot machine license intangible asset of $214.0 million. In October 2006, a one-time slot machine license fee of $50.0 million was paid to the Pennsylvania Gaming Control Board (the “PGCB”) and added to the existing slot machine license intangible asset. In June 2010, a one-time table game certificate fee of $16.5 million was paid to the PGCB and classified as an intangible asset. The slot machine license and table game certificate intangible assets, with indefinite useful lives, are assessed as a single unit of accounting at least annually for impairment by comparing the fair value of the recorded assets to their carrying value. Their fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania Facilities, exclusive of a required rate of return of all other assets and exclusive of capital expenditures requirements. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires the Authority to make assumptions regarding future revenues and expenses, discount rates and the terminal value based on a perpetual growth rate of the Pennsylvania Facilities. As of September 30, 2016 and 2015, the Authority assessed the intangible assets for impairment and determined that no impairment existed. If any of the following occurs, the intangible assets may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania Facilities are not achieved, (2) if the discount rate increases or (3) if the terminal value decreases.
In connection with a relinquishment agreement (refer to Note 11), Trading Cove Associates (“TCA”) granted the Authority an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights, including the “Mohegan Sun” name. The Mohegan Sun trademark intangible asset of $119.7 million is deemed to have an indefinite useful life and is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing the income approach – relief from royalty method based on projected revenues from Mohegan Sun and

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Mohegan Sun Pocono. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The income approach requires the Authority to make assumptions regarding future revenues, discount rates, royalty rate and the terminal value based on a perpetual growth rate of Mohegan Sun and Mohegan Sun Pocono. As of September 30, 2016 and 2015, the Authority assessed the Mohegan Sun trademark for impairment and determined that no impairment existed. If any of the following occurs, the Mohegan Sun trademark may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on the accompanying consolidated financial statements: (1) if estimates of projected cash flows from Mohegan Sun and Mohegan Sun Pocono are not achieved, (2) if the discount rate increases or (3) if the perpetual growth rate decreases.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The carrying amount of cash and cash equivalents, restricted cash, receivables, trade payables and promissory notes and certain credit facilities approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	September 30, 2016
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$13,000	$12,899
Senior Secured Credit Facility - Term Loan A	$95,399	$96,459
Senior Secured Credit Facility - Term Loan B	$765,002	$775,345
2013 9 3/4% Senior Unsecured Notes	$578,525	$631,069
2015 Senior Unsecured Notes	$98,321	$98,375
2012 11% Senior Subordinated Notes	$99,315	$100,440
The estimated fair values of the Authority's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about September 30, 2016.
Foreign Currency
The Authority accounts for foreign currency translation in accordance with authoritative guidance pertaining to currency translation. The local currency is the functional currency for Inspire Integrated Resort. For local currency functional locations, assets and liabilities are translated at the end-of-period rates, while revenue and expenses are translated at average rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss). Translation adjustments resulting from this process are credited or charged to other comprehensive income (loss). Other assets held overseas are remeasured into U.S. dollars at end-of-period exchange rates. Gains or losses from foreign currency remeasurements are included in other income (expense), net.
Accumulated Other Comprehensive Income and Comprehensive Income
As of September 30, 2016, accumulated other comprehensive income consisted solely of foreign currency translation adjustments. Comprehensive income included net income attributable to the Authority and all other non-stockholder changes in equity for the fiscal year ended September 30, 2016.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The retail value of promotional allowances was included in gross revenues as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2016	September 30, 2015	September 30, 2014
Food and beverage	$41,800	$42,192	$43,264
Hotel	15,364	15,142	14,721
Retail, entertainment and other	39,429	40,012	40,959
Total	$96,593	$97,346	$98,944
The estimated cost of promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2016	September 30, 2015	September 30, 2014
Food and beverage	$33,536	$35,122	$37,936
Hotel	8,615	8,398	8,979
Retail, entertainment and other	34,499	35,559	36,772
Total	$76,650	$79,079	$83,687

In certain circumstances, the Authority also offers discounts on patron losses and cash inducements at Mohegan Sun and Mohegan Sun Pocono, which are recognized as reductions to gaming revenues. Reductions to gaming revenues related to discounts provided on patron losses totaled $15.9 million, $9.7 million and $12.2 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. Reductions to gaming revenues related to Momentum Dollars redeemed for cash totaled $1.5 million, $1.4 million and $1.3 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.
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
Advertising Costs and Expenses
Production costs are expensed the first time the advertisement takes place. Prepaid rental fees associated with billboard advertisements are capitalized and amortized over the terms of the related rental agreements. Advertising costs and expenses totaled $27.3 million, $27.0 million and $26.7 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. As of September 30, 2016 and 2015, prepaid advertising was $222,000 and $432,000, respectively.
Pre-Opening Costs and Expenses
In accordance with authoritative guidance issued by the FASB pertaining to the reporting on the costs of start-up activities, pre-opening costs and expenses are expensed as incurred.
Corporate Revenues and Expenses
Corporate revenues, which are included in retail, entertainment and other revenues, consist primarily of fees earned in connection with various development, management and consulting arrangements. Corporate costs and expenses represent an allocation of certain governmental and administrative costs, payroll costs, professional fees and various other expenses not directly related to the Authority’s operations at Mohegan Sun or Mohegan Sun Pocono. In addition, corporate costs and expenses include costs associated with various diversification efforts, which are expensed as incurred, except when reimbursable by third-parties. In fiscal 2016, corporate costs and expenses also include share-based compensation for non-employees. The Authority accounts for such share-based compensation in accordance with authoritative guidance pertaining to share-based payments. Share-based compensation is measured at the measurement date, based on the calculated fair value of the award, and is recognized over the requisite service period. Share-based compensation totaled $6.1 million for the fiscal year ended September 30, 2016.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments in Unconsolidated Affiliates
The Authority, through its indirect wholly-owned subsidiary, MGA Holding NJ, holds a 10% ownership interest in Resorts Atlantic City and its associated gaming activities, including online gaming in the State of New Jersey. The Authority also, through its wholly-owned subsidiary, MGBR, holds a 7.4% membership interest in an unaffiliated third-party limited liability company. In addition, the Authority holds a 50% membership interest in MMCT. The Authority's investments in Resorts Atlantic City, MGBR and MMCT are accounted for under the equity method as the Authority has significant influence in these entities. The Authority did not consolidate the accounts of MMCT as the Authority determined that it did not qualify as the primary beneficiary of MMCT at and for the fiscal years ended September 30, 2016 and 2015 primarily because it did not have the ability to direct the activities that most significantly impacted MMCT’s economic performance without input from MPT.
Additional Cash Flow Information
On September 30, 2016, 2015 and 2014, the bank that administers the Authority’s debt service payments for its Senior Secured Credit Facilities made required principal payments on behalf of the Authority totaling $5.2 million, $4.4 million and $1.6 million, respectively, but did not accordingly debit the Authority’s bank account for these payments. As of September 30, 2016, 2015 and 2014, the Authority reflected these transactions as reductions to current portion of long-term debt and corresponding increases to other current liabilities. On the respective following banking days, the bank withdrew the payments from the Authority’s bank account, resulting in reductions to the Authority’s cash and cash equivalents and other current liabilities. Accordingly, the Authority classified the payments made by the bank as non-cash financing outflows and the related amounts owed to the bank as non-cash financing inflows in the accompanying consolidated statements of cash flows for the fiscal year ended September 30, 2016, 2015 and 2014.
In addition, in connection with the financing for the Cowlitz Project, the Cowlitz Tribe repaid $6.0 million of principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note on behalf of Salishan-Mohegan. Accordingly, the Authority classified this payment as a non-cash financing outflow and the related reduction to the Salishan-Mohegan receivables as a non-cash investing inflow in the accompanying consolidated statement of cash flows for the fiscal year ended September 30, 2016.
Income Taxes
The Tribe is a sovereign Indian nation with independent legal jurisdiction over its people and land. Like other sovereign governments, the Tribe and its entities, including the Authority, are not subject to federal, state or local income taxes.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, the Authority's operating results for the fiscal year ended September 30, 2016 are not necessarily indicative of operating results for interim periods.
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
In August 2014, the FASB issued an accounting standards update which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The update requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. It also requires management to provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. This guidance will be required for annual reporting periods ending after December 15, 2016, and interim reporting periods thereafter, with early application permitted. The Authority plans to adopt this guidance in its first quarter of fiscal 2017 and its adoption is not expected to impact the Authority's financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2015, the FASB issued an accounting standards update which amends existing requirements applicable to reporting entities that are required to evaluate whether certain legal entities should be consolidated. This guidance will be required to be applied either on a retrospective or modified retrospective basis and will be effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods thereafter, with early application permitted. The Authority plans to adopt this guidance in its first quarter of fiscal 2017 and its adoption is not expected to impact the Authority's financial statements.
In February 2016, the FASB issued new guidance pertaining to leases based on the principle that entities should recognize assets and liabilities arising from leases. This guidance does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standards. Leases are classified as operating or financing. The primary change in the guidance is the requirement for entities to recognize a right-of-use asset representing the right to use the leased asset and a lease liability for payments during the term of operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, the guidance expands disclosure requirements of lease arrangements. This guidance will be required to be applied on a modified retrospective basis, which includes a number of practical expedients, and will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods thereafter, with early application permitted. The Authority is currently evaluating the impact that this guidance will have on its financial statements.

In August 2016, the FASB issued an accounting standards update which clarifies the treatment of several cash flow categories in an attempt to reduce the current diversity in practice. The update also clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This guidance will be required to be applied on a retrospective basis and will be effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods thereafter, with early application permitted. The Authority is currently evaluating the impact that this guidance will have on its financial statements.

NOTE 3—RECEIVABLES, NET:
Receivables, net, consisted of the following (in thousands):

	September 30, 2016	September 30, 2015
Gaming	$32,932	$32,841
Hotel	1,697	1,637
Affiliates	4,739	19,400
Other	14,131	11,105
Subtotal	53,499	64,983
Less: reserve for doubtful collection	(10,716)	(11,039)
Total receivables, net	$42,783	$53,944

NOTE 4—PROPERTY AND EQUIPMENT, NET:
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2016	September 30, 2015
Land	$44,848	$45,534
Land improvements	100,466	97,838
Buildings and improvements	1,737,053	1,733,924
Furniture and equipment	560,947	555,884
Construction in process	34,770	11,386
Subtotal	2,478,084	2,444,566
Less: accumulated depreciation	(1,151,540)	(1,092,511)
Total property and equipment, net	$1,326,544	$1,352,055

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation expense totaled $73.3 million, $77.0 million and $79.6 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. The Authority did not recognize any capitalized interest for the fiscal years ended September 30, 2016 and 2015. Capitalized interest totaled $735,000 for the fiscal year ended September 30, 2014.
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
In March 2015, the MTFA agreed to develop the planned hotel. The Authority received approximately $1.3 million as payment for the carrying value of the remaining hotel-related assets which were transferred to MTFA. Concurrent with this transaction, the Authority re-evaluated the planned third-party developed and owned retail center, including master planning costs, and determined that these elements of the project were no longer feasible. Accordingly, the related assets did not have any future benefit to the Authority, and, during its second quarter ended March 31, 2015, the Authority recognized a related $2.5 million impairment charge, which was recorded in the accompanying consolidated statement of income for the fiscal year ended September 30, 2015. There are no assets remaining related to the suspended elements of Project Horizon.

NOTE 5—OTHER CURRENT ASSETS AND OTHER CURRENT LIABILITIES:
Other current assets consisted of the following (in thousands):

	September 30, 2016	September 30, 2015
Non-qualified deferred compensation	$5,771	$8,867
Prepaid expenses	11,967	9,033
Other miscellaneous current assets	4,671	630
Total other current assets	$22,409	$18,530

Other current liabilities consisted of the following (in thousands):

	September 30, 2016	September 30, 2015
Accrued payroll and related taxes and benefits	$45,066	$42,437
Combined outstanding Slot Win Contribution and free promotional slot play contribution	12,327	11,932
Amounts due to horsemen	6,468	7,372
Payments in transit	16,597	16,681
Other miscellaneous current liabilities	68,903	62,858
Total other current liabilities	$149,361	$141,280

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6—LONG-TERM DEBT:
On October 14, 2016, the Authority completed a comprehensive refinancing of its outstanding indebtedness, including the repayment, repurchase and redemption of its Senior Secured Credit Facilities, 2013 Senior Unsecured Notes, 2015 Senior Unsecured Notes and 2012 Senior Subordinated Notes, with proceeds from new senior secured credit facilities and new senior notes (refer to Note 16). The discussion below relating to the Senior Secured Credit Facilities, 2013 Senior Unsecured Notes, 2015 Senior Unsecured Notes and 2012 Senior Subordinated Notes, as well as certain other of the Authority’s indebtedness, includes a description of the terms of such instruments as they existed at September 30, 2016.
Long-term debt consisted of the following (in thousands, including current maturities):

	September 30, 2016	September 30, 2015
Senior Secured Credit Facility - Revolving, due June 2018	$13,000	$21,000
Senior Secured Credit Facility - Term Loan A, due June 2018, net of discount and debt issuance costs of $1,464 and $2,106 as of September 30, 2016 and 2015, respectively	95,399	109,613
Senior Secured Credit Facility - Term Loan B, due June 2018, net of discount and debt issuance costs of $11,119 and $14,918 as of September 30, 2016 and 2015, respectively	765,002	792,078
2013 9 3/4% Senior Unsecured Notes, due September 2021, net of premium and debt issuance costs of $6,475 and $7,333 as of September 30, 2016 and 2015, respectively	578,525	577,667
2015 Senior Unsecured Notes, due December 2017, net of debt issuance costs of $1,679 as of September 30, 2016	98,321	—
2012 11 % Senior Subordinated Notes, due September 2018, net of discount and debt issuance costs of $875 and $1,251 as of September 30, 2016 and 2015, respectively	99,315	98,939
Downs Lodging Credit Facility, due July 2016, net of debt issuance costs of $254 as of September 30, 2015	—	40,262
New Downs Lodging Credit Facility, due November 2019, net of debt issuance costs of $1,260 as of September 30, 2016	20,396	—
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2017	5,500	16,000
2013 Mohegan Tribe Promissory Note, due December 2018	7,420	7,420
Other	2,289	3,365
Long-term debt, excluding capital leases	1,685,167	1,666,344
Less: current portion of long-term debt	(29,759)	(55,194)
Long-term debt, net of current portion	$1,655,408	$1,611,150

Maturities of long-term debt, excluding unamortized debt issuance costs, premiums and discounts, are as follows (in thousands, including current maturities):

Fiscal Years
2017	$29,759
2018	1,069,005
2019	10,966
2020	12,627
2021	585,320
Thereafter	362
Total	$1,708,039
Senior Secured Credit Facilities
In November 2013, the Authority entered into a loan agreement among the Authority, the Tribe, the Guarantors as defined below, RBS Citizens, N.A., as Administrative and Collateral Agent, and the other lenders and financial institutions party thereto, providing for $955.0 million in aggregate principal amount of senior secured credit facilities (the “Senior Secured Credit Facilities”), comprised of a $100.0 million senior secured revolving credit facility (the “Revolving Facility”), a $125.0 million senior secured term loan A facility (the “Term Loan A Facility”) and a $730.0 million senior secured term loan B facility (the “Term Loan B Facility”). The Senior Secured Credit Facilities mature on June 15, 2018, subject to extension based on the satisfaction of certain conditions to November 19, 2018 (in the case of the Revolving Facility and the Term Loan A Facility) and November 19, 2019 (in the case of the Term Loan B Facility).
In August 2015, the Authority entered into an increase joinder and amendment agreement among the Authority, the Tribe,

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
As of September 30, 2016, amounts outstanding under the Revolving Facility, Term Loan A Facility and Term Loan B Facility totaled $13.0 million, $96.9 million and $776.1 million, respectively. As of September 30, 2016, letters of credit issued under the Revolving Facility totaled $2.5 million, of which no amount was drawn. Inclusive of letters of credit, which reduce borrowing availability under the Revolving Facility, the Authority had approximately $84.5 million of borrowing capacity under its Revolving Facility and Line of Credit as of September 30, 2016.
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
As of September 30, 2016, interest on the $13.0 million outstanding under the Revolving Facility was based on a base rate of 3.50% plus 300 basis points. The commitment fee was 0.375% as of September 30, 2016. As of September 30, 2016, interest on the $96.9 million outstanding under the Term Loan A Facility was based on a Eurodollar rate of 0.52% plus 400 basis points. As of September 30, 2016, interest on the $776.1 million outstanding under the Term Loan B Facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points. As of September 30, 2016, the effective interest rates on amounts outstanding under the Term Loan A Facility and Term Loan B Facility, after taking into account discounts and debt issuance costs, were 5.47% and 6.38%, respectively. As of September 30, 2016 and 2015, accrued interest, including commitment fees, on the Senior Secured Credit Facilities was $179,000 and $195,000, respectively.
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
The Senior Secured Credit Facilities contain customary covenants applicable to the Authority and its restricted subsidiaries, including covenants governing: incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions, mergers or consolidations and capital expenditures. The Senior Secured Credit Facilities also include financial maintenance covenants pertaining to total leverage, secured leverage and minimum fixed charge coverage.
As of September 30, 2016, the Authority and the Tribe were in compliance with all respective covenant requirements under the Senior Secured Credit Facilities.
On October 14, 2016, the Authority repaid and terminated the Senior Secured Credit Facilities (refer to Note 16).

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Senior Unsecured Notes
2013 9 3/4% Senior Unsecured Notes
In August 2013, the Authority issued $500.0 million senior unsecured notes with fixed interest payable at a rate of 9.75% per annum (the “Initial 2013 Senior Unsecured Notes”). In August 2015, the Authority issued an additional $85.0 million of senior unsecured notes under the Initial 2013 Senior Unsecured Notes indenture (the “Additional 2013 Senior Unsecured Notes” and, together with the Initial 2013 Senior Unsecured Notes, the “2013 Senior Unsecured Notes”). Subsequent to this transaction, an aggregate principal amount of $585.0 million 2013 Senior Unsecured Notes is outstanding. As of September 30, 2016, the effective interest rate on the 2013 Senior Unsecured Notes, after taking into account premiums, discounts and debt issuance costs, was 10.04%. The net proceeds from the Additional 2013 Senior Unsecured Notes were used to redeem outstanding 2012 Senior Subordinated Notes (further discussed below).
The 2013 Senior Unsecured Notes mature on September 1, 2021. The Authority may redeem the 2013 Senior Unsecured Notes at any time, in whole or in part, prior to September 1, 2016 at a price equal to 100% of the principal amount redeemed plus a make-whole premium and accrued interest (and additional interest in the case of the Additional 2013 Senior Unsecured Notes, if any, pursuant to the registration rights agreement described below) to the date of redemption. On or after September 1, 2016, the Authority may redeem the 2013 Senior Unsecured Notes, in whole or in part, at specified redemption prices, plus accrued interest (and additional interest in the case of the Additional 2013 Senior Unsecured Notes, if any) to the date of redemption. If the Authority experiences specific kinds of change-of-control events, the Authority must offer to repurchase the 2013 Senior Unsecured Notes at a price equal to 101% of the principal amount repurchased plus accrued interest (and additional interest in the case of the Additional 2013 Senior Unsecured Notes, if any) to the date of repurchase. In addition, if the Authority undertakes certain types of asset sales and does not use the related sale proceeds for specified purposes, the Authority may be required to offer to repurchase the 2013 Senior Unsecured Notes at a price equal to 100% of the principal amount repurchased plus accrued interest (and additional interest in the case of the Additional 2013 Senior Unsecured Notes, if any) to the date of repurchase. Interest on the 2013 Senior Unsecured Notes is payable semi-annually on March 1st and September 1st.
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
As of September 30, 2016 and 2015, accrued interest on the 2013 Senior Unsecured Notes was $4.8 million.
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
On October 14, 2016, the Authority repurchased or redeemed all of its outstanding 2013 Senior Unsecured Notes (refer to Note 16).
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In November 2015, pursuant to the Facility Agreement, the Authority entered into a note purchase agreement (the “Note Purchase Agreement”) by and among the Authority, the Tribe and the purchaser named therein (the “Purchaser”). In accordance with the Note Purchase Agreement, the Authority issued floating rate senior notes in an aggregate principal amount of $100.0 million (the “2015 Senior Unsecured Notes”) to the Purchaser in a private offering. The net proceeds from the 2015 Senior Unsecured Notes were used to pursue new development opportunities and for general corporate purposes. The 2015 Senior Unsecured Notes mature on December 15, 2017. The 2015 Senior Unsecured Notes accrue interest at an annual rate equal to the LIBOR rate plus 4.45%, payable quarterly. As of September 30, 2016, interest on the 2015 Senior Unsecured Notes was based on a LIBOR rate of 0.85% plus 4.45%. As of September 30, 2016, the effective interest rate on the 2015 Senior Unsecured Notes, after taking into account discounts and debt issuance costs, was 6.39%. As of September 30, 2016, prepaid interest on the 2015 Senior Unsecured Notes was $1.1 million.
The Authority may redeem the 2015 Senior Unsecured Notes at any time, in whole or in part, at a price equal to 100% of the principal amount redeemed plus accrued interest to the date of redemption, customary breakage costs, a make-whole amount, and, if redeemed within one year of the date of issuance, a premium of 0.25%. If the Authority experiences specific kinds of change-of-control events, undertakes certain types of asset sales or experiences certain swap-related credit determinations, the Authority must offer to repurchase the 2015 Senior Unsecured Notes at repurchase prices set forth in the Note Purchase Agreement. In addition, if any gaming regulatory authority requires a holder of the 2015 Senior Unsecured Notes to be licensed, qualified or found suitable under applicable gaming laws, and such holder does not obtain such license, qualification or finding of suitability within a specified time, the Authority can call for redemption of the 2015 Senior Unsecured Notes held by such holder.
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
On October 14, 2016, the Authority repaid and terminated the 2015 Senior Unsecured Notes (refer to Note 16).
Senior Subordinated Notes
2012 11% Senior Subordinated Notes
In March 2012, the Authority issued $344.2 million Senior Subordinated Toggle Notes with fixed interest payable at a rate of 11% per annum (the “2012 Senior Subordinated Notes”). The 2012 Senior Subordinated Notes mature on September 15, 2018. The Authority may redeem the 2012 Senior Subordinated Notes at any time, in whole or in part, at a price equal to 100% of the principal amount redeemed plus accrued interest to the date of redemption. If the Authority experiences specific kinds of change-of-control events, the Authority must offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 101% of the principal amount repurchased plus accrued interest to the date of repurchase. In addition, if the Authority undertakes certain types of asset sales or suffers events of loss and does not use the related sale or insurance proceeds for specified purposes, the Authority may be required to offer to repurchase the 2012 Senior Subordinated Notes at a price equal to 100% of the principal amount repurchased plus accrued interest to the date of repurchase. Interest on the 2012 Senior Subordinated Notes is payable semi-annually on March 15th and September 15th. The initial interest payment on the 2012 Senior Subordinated Notes was payable entirely in cash. For subsequent interest payment periods through March 15, 2018, the Authority may, at its option, elect to pay interest on the 2012 Senior Subordinated Notes either entirely in cash or by paying up to 2% in 2012 Senior Subordinated Notes (“PIK Interest”). If the Authority elects to pay PIK Interest, such election will increase the principal amount of the 2012 Senior

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subordinated Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of 2012 Senior Subordinated Notes on the relevant record date.
In August 2013, the Authority repurchased an aggregate principal amount of $69.0 million 2012 Senior Subordinated Notes. In September 2015, the Authority redeemed an additional aggregate principal amount of $175.0 million of 2012 Senior Subordinated Notes. An aggregate principal amount of approximately $100.2 million 2012 Senior Subordinated Notes remains outstanding as of September 30, 2016. As of September 30, 2016, the effective interest rate on the 2012 Senior Subordinated Notes, after taking into account discounts and debt issuance costs, was 11.50%. As of September 30, 2016 and 2015, accrued interest on the 2012 Senior Subordinated Notes was $490,000.
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
As of September 30, 2016, the Authority and the Tribe were in compliance with all respective covenant requirements under the senior and senior subordinated note indentures and other debt agreements.
The Authority or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and the Authority's liquidity and covenant requirement restrictions, among other factors.
On October 14, 2016, the Authority repurchased or redeemed all of its outstanding 2012 Senior Subordinated Notes (refer to Note 16).
Line of Credit
In November 2013, the Authority entered into a $16.5 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. As of September 30, 2016, no amount was drawn on the Line of Credit. Borrowings under the Line of Credit are uncollateralized general obligations of the Authority. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facilities. As of September 30, 2016, the Authority was in compliance with all covenant requirements under the Line of Credit. As of September 30, 2016 and 2015, accrued interest on the Line of Credit was $14,000 and $23,000, respectively.
On October 14, 2016, the Authority amended and restated the Line of Credit in connection with the refinancing of its Senior Secured Credit Facilities (refer to Note 16).
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
As of September 30, 2016, amounts outstanding under the New Downs Lodging Credit Facility totaled $21.7 million and interest was based on a Eurodollar rate of 0.56% plus 350 basis points. As of September 30, 2016, the effective interest rate on the New Downs Lodging Credit Facility, after taking into account discounts and debt issuance costs, was 6.19%. As of September 30, 2016, accrued interest on the New Downs Lodging Credit Facility was $73,000. As of September 30, 2015, accrued interest, including deferred interest and exit fee, on the prior Downs Lodging Credit Facility was $5.3 million.
The New Downs Lodging Credit Facility is a senior secured obligation of Downs Lodging, collateralized by all existing and future assets of Downs Lodging. The New Downs Lodging Credit Facility subjects Downs Lodging to certain covenant requirements customarily found in loan agreements for similar transactions. Additionally, the New Downs Lodging Credit Facility includes a financial maintenance covenant pertaining to minimum debt service coverage. As of September 30, 2016, Downs Lodging was in compliance with all covenant requirements under the New Downs Lodging Credit Facility.
On October 14, 2016, the Authority repaid and terminated the New Downs Lodging Credit Facility (refer to Note 16).
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
The 2012 Mohegan Tribe Minor’s Trust Promissory Note was further amended in December 2015, pursuant to which the interest rate was adjusted to an annual rate of 12.5% and accrued interest was adjusted to be payable quarterly, commencing March 31, 2016. In addition, as amended, principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note amortizes in equal quarterly amounts of $1.5 million, commencing March 31, 2016 through December 31, 2016, with the remaining principal amount due at maturity. An aggregate principal amount of $5.5 million of the 2012 Mohegan Tribe Minor’s Trust Promissory Note remains outstanding as of September 30, 2016. As of September 30, 2016 and 2015, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $2,000 and $1.3 million, respectively.
On October 14, 2016, the Authority repaid the remaining outstanding amount of the 2012 Mohegan Tribe Minor’s Trust Promissory Note (refer to Note 16).

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2013 Mohegan Tribe Promissory Note
In March 2013, MG&H purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a $7.4 million promissory note (the “2013 Mohegan Tribe Promissory Note”). The 2013 Mohegan Tribe Promissory Note matures on December 31, 2018. The 2013 Mohegan Tribe Promissory Note accrues interest at an annual rate of 4.0%, payable quarterly. As of September 30, 2016 and 2015, accrued interest on the 2013 Mohegan Tribe Promissory Note was $1,000.
On October 14, 2016, the Authority repaid the 2013 Mohegan Tribe Promissory Note (refer to Note 16).
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

NOTE 7—LEASES:
The Authority leases certain areas at Mohegan Sun and Mohegan Sun Pocono to third-party food and beverage and retail outlets, as well as the rights to access and utilize Mohegan Sun’s rooftop for the installation and operation of antenna towers. Minimum future rental income that the Authority expects to earn under non-cancelable leases is as follows (in thousands):

	Fiscal Years Ending September 30,
	2017	2018	2019	2020	2021	Thereafter	Total
Minimum future rental income	$5,537	$4,867	$4,534	$4,387	$4,288	$7,567	$31,180
The Authority is required to make payments under various operating leases for buildings, equipment and land at Mohegan Sun and Mohegan Sun Pocono. The Authority incurred rental expense totaling $8.8 million, $9.2 million and $11.4 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

In March 2015, the Authority entered into a sublease agreement with MTFA to sublease the completed 400-room Earth Hotel Tower and related improvements, including an approximately 1.2-acre site upon which the hotel is located, for the purpose of operating the hotel on a triple net basis for a term of 28 years and 4 months (refer to Note 8). Rental payments under the sublease agreement commenced with the opening of the Earth Hotel Tower, which occurred in November 2016. The Authority classified the sublease as an operating lease for financial reporting purposes in accordance with authoritative guidance issued by the FASB pertaining to the accounting for leases.
Minimum future rental payment that the Authority expects to incur under non-cancelable leases is as follows (in thousands):

	Fiscal Years Ending September 30,
	2017	2018	2019	2020	2021	Thereafter	Total
Minimum future rental payment	$7,999	$8,340	$8,128	$8,183	$7,334	$210,295	$250,279

NOTE 8—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $53.0 million, $50.0 million and $50.0 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. Expenses incurred for such services were recorded within operating costs and expenses in the accompanying consolidated statements of income (loss) as follows (in millions):

	For the Fiscal Years Ended
	September 30, 2016	September 30, 2015	September 30, 2014
Gaming	$3.9	$3.1	$3.2
Advertising, general and administrative	20.9	19.8	18.7
Corporate	6.0	5.4	5.2
Total	$30.8	$28.3	$27.1

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $16.4 million, $17.4 million and $19.3 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. These costs were recorded within advertising, general and administrative costs and expenses in the accompanying consolidated statements of income (loss).
The Authority incurred interest expense associated with borrowings from the Mohegan Tribe totaling $1.8 million, $2.1 million and $2.3 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.
The Authority leases the land on which Mohegan Sun is located from the Tribe under a long-term lease agreement. The agreement requires the Authority to make a nominal annual rental payment. This lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration. In February 2015, the Authority entered into a fourth amendment to the land lease pursuant to which it released the approximately 1.2-acre Earth Hotel Tower site from the land lease. In March 2015, the Authority entered into a sublease agreement with MTFA to sublease the site, and the completed 400-room Earth Hotel Tower and related improvements for the purpose of operating the hotel on a triple net basis for a term of 28 years and 4 months. Rental payments under the sublease agreement commenced with the opening of the Earth Hotel Tower, which occurred in November 2016. The Authority classified the sublease as an operating lease for financial reporting purposes in accordance with authoritative guidance issued by the FASB pertaining to the accounting for leases. The land lease was amended and restated on October 14, 2016 (refer to Note 16).
In July 2008, the Authority entered into a land lease agreement with the Tribe relating to property located adjacent to the Tribe's reservation that is utilized by Mohegan Sun for employee parking. This agreement requires the Authority to make monthly payments equaling $75,000 until maturity on June 30, 2018. The Authority classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease. This land lease was paid off and terminated on October 14, 2016 (refer to Note 16).
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
As of September 30, 2016, the Authority employed approximately 120 members of the Tribe.

NOTE 9—EMPLOYEE BENEFIT PLANS:
The Authority offers a retirement savings plan for its employees under Section 401(k) and Section 401(a) of the Internal Revenue Code (the “Mohegan Retirement and 401(k) Plan”). Under the 401(k) portion of the plan, participants may contribute between 1% and 25% of eligible compensation up to the maximum allowed by the Internal Revenue Code. The Authority may make discretionary matching contributions of 50%, up to the first 3% of participants’ eligible compensation contributed to the 401(k) portion of the plan. In general, employees become eligible for the Mohegan Retirement and 401(k) Plan after 90 days of service and become fully vested after five years of service. Under the retirement portion of the plan, the Authority may make discretionary retirement contributions based on a rate of $0.30 per qualified hour worked. Discretionary retirement contributions have been suspended since February 2009. The Authority contributed $2.3 million, $2.2 million and $2.5 million, net of forfeitures, to the Mohegan Retirement and 401(k) Plan for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Authority, together with the Tribe, also offers a non-qualified deferred compensation plan for certain key employees (the “Mohegan Deferred Compensation Plan”). Under the Mohegan Deferred Compensation Plan, participants may defer up to 100% of their compensation. Participant withdrawals, net of contributions and changes in fair value of investments, totaled $3.1 million, $942,000 and $22,000 for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

In fiscal 2016, the Authority, together with the Tribe, began offering an alternative benefit plan for certain eligible employees (the “Mohegan Benefit Plan”). The Mohegan Benefit Plan is sponsored by the Tribe for the benefit of participants who authorize the purchase of life insurance policies as a means of providing certain life insurance benefits to the participants and their spouses as joint insured. The life insurance policies are established on the life of each participant, and each premium contribution provided by the Authority to the Tribe on behalf of the participant is treated as a loan from the Authority to the Tribe and, in turn, as a loan from the Tribe to the participant, for legal, tax and financial reporting purposes. The loans from the Authority to the Tribe are recorded as a long-term loan receivable and are included in other assets, net, in the accompanying consolidated balance sheet as of September 30, 2016. This loan receivable is required to be repaid by the Tribe. Accordingly, the Tribe retains an interest in each participant’s death benefit from the life insurance policies that will provide the Authority with full repayment of the accumulated loan receivable at the death of the applicable participants insured under the life insurance policies. Participant contributions under the Mohegan Benefit Plan totaled $1.4 million for the fiscal year ended September 30, 2016.

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
The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $148.1 million, $145.6 million and $146.5 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. As of September 30, 2016 and 2015, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $12.3 million and $11.9 million, respectively.
Pennsylvania Slot Machine Tax
Downs Racing holds a Category One slot machine license issued by the PGCB for the operation of slot machines at Mohegan Sun Pocono. This license permits Downs Racing to install and operate up to 3,000 slot machines at Mohegan Sun Pocono, expandable to up to a total of 5,000 slot machines upon request and approval of the PGCB.
The Pennsylvania Race Horse Development and Gaming Act stipulates that holders of Category One slot machine licenses must pay a portion of revenues from slot machines to the PGCB on a daily basis (“Pennsylvania Slot Machine Tax”), which includes local share assessments to be paid to the cities and municipalities hosting Mohegan Sun Pocono and amounts to be paid to the Pennsylvania State Horse Racing Commission (the “PSHRC”). The Pennsylvania Slot Machine Tax is currently 55% of gross revenues from slot machines. By statute, 2% of the Pennsylvania Slot Machine Tax is subject to a $10.0 million minimum annual threshold to ensure that the host cities and municipalities receive an annual minimum of $10.0 million in local share assessments. However, on September 28, 2016, the Pennsylvania Supreme Court declared this provision to be unconstitutional and imposed a deadline of 120 days before its ruling will take effect. Downs Racing maintains a $1.5 million escrow deposit in the name of the Commonwealth of Pennsylvania for Pennsylvania Slot Machine Tax payments, which was included in other assets, net, in the accompanying consolidated balance sheets.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $122.3 million, $119.6 million and $122.3 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. As of September 30, 2016 and 2015, outstanding Pennsylvania Slot Machine Tax payments totaled $4.8 million and $4.7 million, respectively.
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
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $6.4 million, $6.7 million and $6.3 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. As of September 30, 2016 and 2015, outstanding Pennsylvania Table Game Tax payments totaled $93,000 and $148,000, respectively.
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
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $4.8 million, $4.6 million and $4.7 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. As of September 30, 2016 and 2015, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $112,000 and $70,000, respectively.
Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which are also to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 12 of the 14 authorized gaming facilities have commenced operations. As of September 30, 2016, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee.
The Authority reflected expenses associated with this repayment schedule totaling $623,000, $620,000 and $638,000 for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.
Horsemen’s Agreement
Downs Racing and the PSHRC are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2016. As of September 30, 2016 and 2015, outstanding payments to the PSHRC for purses earned by horsemen, but not yet paid, totaled $5.0 million and $5.5 million, respectively.
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

The Authority reflected payments associated with the Priority Distribution Agreement totaling $40.0 million, $31.5 million and $19.5 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.
Town of Montville Agreement
In June 1994, the Tribe entered into an agreement with the Town of Montville (the “Town”) under which the Tribe agreed to pay the Town $500,000 annually to minimize the impact of the Tribe’s reservation being held in trust on the Town. The Tribe has assigned its rights and obligations under this agreement to the Authority.
Land Lease Agreement
The land upon which Mohegan Sun is located is held in trust for the Tribe by the United States. The Authority leases this land from the Tribe under a long-term lease agreement. The following summarizes the key provisions of the land lease agreement:
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
The land lease was amended and restated on October 14, 2016 (refer to Note 16).

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

WNBA Contributions
In January 2003, the Authority and MBC entered into a membership agreement with WNBA, LLC which sets forth the terms and conditions under which MBC acquired its membership in the WNBA and the right to own and operate a team. MBC currently owns approximately 4.2% of the membership interests in WNBA, LLC. Under the terms of the Limited Liability Company Agreement of WNBA, LLC, if at any time WNBA, LLC’s Board of Governors determines that additional funds are needed for WNBA, LLC’s or any league entity’s general business, the Board of Governors may require additional cash capital contributions. In such event, each member shall be obligated to contribute to WNBA, LLC an amount of cash equal to that member’s proportionate share of ownership. No such cash capital contribution has been required by WNBA, LLC through September 30, 2016.
Litigation
The Authority is a defendant in various litigation matters resulting from its normal course of business. In management's opinion, the aggregate liability, if any, arising from such litigations will not have a material impact on the Authority's financial position, results of operations or cash flows.

NOTE 11—RELINQUISHMENT AGREEMENT:
In February 1998, the Authority and TCA entered into a relinquishment agreement (the “Relinquishment Agreement”). Effective January 1, 2000, the Relinquishment Agreement superseded a then-existing management agreement with TCA requiring, among other things, that the Authority make certain payments to TCA out of, and determined as a percentage of, Revenues, as defined under the Relinquishment Agreement, generated by Mohegan Sun over a 15-year period. The Authority, in accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, recorded a $549.1 million relinquishment liability at September 30, 1998 based on the estimated present value of its obligations under the Relinquishment Agreement. The Relinquishment Agreement expired on December 31, 2014. As of September 30, 2016 and 2015, no amount was outstanding under the Relinquishment Agreement.
Relinquishment payments consisted of the following (in millions):

	For the Fiscal Years Ended
	September 30, 2016	September 30, 2015	September 30, 2014
Principal	$—	$24.4	$46.6
Accretion of discount (1)	—	0.8	2.9
Total	$—	$25.2	$49.5
__________

(1)	Reflects accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.
The relinquishment liability reassessment credits of $243,000 and $1.9 million for the fiscal years ended September 30, 2015 and 2014, respectively, resulted from reductions in Mohegan Sun revenues and revenue projections as of the end of each respective fiscal year compared to projections as of the end of the related prior fiscal year.

NOTE 12—MOHEGAN VENTURES-NORTHWEST, LLC (COWLITZ PROJECT):
Mohegan Ventures-NW, a wholly-owned subsidiary of the Authority, is one of three current members in Salishan-Mohegan, which was formed to participate in the Cowlitz Project, a casino to be owned by the Cowlitz Tribe and to be located on the Cowlitz reservation in Clark County, Washington. Mohegan Ventures-NW, Salishan Company, LLC, an unrelated entity, and a subsidiary of the Tribe hold membership interests in Salishan-Mohegan of 49.15%, 40% and 10.85%, respectively. As of September 30, 2016, Salishan-Mohegan held a 100% membership interest in Salishan-Mohegan Two, which was formed to acquire certain property related to the Cowlitz Project. Salishan-Mohegan is not a restricted entity of the Authority, and therefore, is not a guarantor of the Authority’s debt obligations.
In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time.
Under the terms of the development agreement, Salishan-Mohegan assists in securing financing, as well as administration and oversight of the planning, designing, development, construction and furnishing of the casino. The development agreement provides for development fees of 3% of total project costs, as defined under the development agreement. Under the terms of Salishan-Mohegan's operating agreement, development fees earned by Salishan-Mohegan are distributed to Mohegan Ventures-NW. In 2006, pursuant to the development agreement, Salishan-Mohegan purchased an approximately 152-acre site for the casino.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, certain receivables contributed to Salishan-Mohegan and amounts advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe are reimbursable to Salishan-Mohegan by the Cowlitz Tribe, subject to appropriate approvals defined under the development agreement.
Under the terms of the management agreement, Salishan-Mohegan will manage, operate and maintain the casino for a period of seven years following its opening. The management agreement provides for management fees of 24% of net revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Under the terms of Salishan-Mohegan’s operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interests. The management agreement is subject to approval by the National Indian Gaming Commission. The Cowlitz Tribe’s Class III Tribal-State gaming compact with the State of Washington became effective in August 2014 and was amended in April 2015. As amended, the compact authorizes the operation of up to 3,000 total gaming machines and 75 table games in a single facility, through the Cowlitz Tribe’s direct allocation of 1,075 gaming machines and 60 table games and the ability to lease additional units from other tribes. The compact is in effect until terminated by written agreement of both parties.
In March 2013, litigation commenced challenging the decision of the Assistant Secretary—Indian Affairs of the Department of the Interior to take the Cowlitz Project site into trust. In December 2014, the U.S. District Court for the District of Columbia granted summary judgment in favor of the federal government and Cowlitz Tribe, upholding the Record of Decision to take the site into trust. The plaintiffs appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In July 2016, the Circuit Court of Appeals affirmed the judgment of the District Court in its entirety. In November 2016, certain of the plaintiffs appealed to the U.S. Supreme Court challenging the Circuit Court of Appeals ruling and such appeal remains pending. The Authority can provide no assurance as to the outcome of this appeal or any future litigation.
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
The Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Authority's estimate of the probability that the receivables will be collected. The Authority assesses the reserve for doubtful collection of the Salishan-Mohegan receivables for adequacy on a quarterly basis. In fiscal 2016, following the financing of the Cowlitz Project, the Authority reduced the reserve for doubtful collection of the Salishan-Mohegan receivables. Future developments in the construction and opening of the casino, cash flows generated by the casino and other matters affecting the Cowlitz Project could affect the collectability of the Salishan-Mohegan receivables and the related reserve. As of September 30, 2016 and 2015, the Salishan-Mohegan receivables, including accrued interest, totaled $81.9 million and $90.7 million, respectively. As of September 30, 2016 and 2015, related reserves for doubtful collection totaled $16.4 million and $21.2 million, respectively. The Salishan-Mohegan receivables were included in receivables, net, and other assets, net, in the accompanying consolidated balance sheets.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Authority earned $9.2 million in development fees, including accrued interest, for the fiscal year ended September 30, 2016.

NOTE 13—MOHEGAN GAMING ADVISORS, LLC (PROJECT INSPIRE):
Mohegan Gaming Advisors, a wholly-owned subsidiary of the Authority, currently holds a 50.19% membership interest in Inspire Integrated Resort, which was formed to pursue gaming opportunities in South Korea. The remaining 49.81% membership interest in Inspire Integrated Resort is held by an unrelated third-party and its affiliates. Inspire Integrated Resort is not a restricted entity of the Authority, and therefore, is not a guarantor of the Authority’s debt obligations.
In February 2016, Inspire Integrated Resort was awarded pre-approval for a gaming license to be issued upon the completion of construction of Project Inspire, a proposed integrated resort and casino to be located at Incheon International Airport in South Korea. In August 2016, Inspire Integrated Resort entered into an implementation agreement with the Incheon International Airport Authority for the long-term lease and development of land at the project site adjacent to the airport.
As of September 30, 2016, Mohegan Gaming Advisors and its partner have each contributed approximately $100.0 million in cash into Project Inspire, which was included in non-current assets - restricted cash in the accompanying consolidated balance sheet as of September 30, 2016.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14—SEGMENT REPORTING:
As of September 30, 2016, the Authority owns and operates, either directly or through subsidiaries, the Connecticut Facilities and the Pennsylvania Facilities. Substantially all of the Authority's revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Authority has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities. The Authority's operations related to investments in unconsolidated affiliates and certain other Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.

	For the Fiscal Years Ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2014
Net revenues:
Mohegan Sun	$1,022,076	$994,010	$995,100
Mohegan Sun Pocono	298,677	295,135	296,578
Corporate and other	19,133	7,567	5,391
Inter-segment revenues	(5,092)	(5,092)	(4,351)
Total	$1,334,794	$1,291,620	$1,292,718
Income (loss) from operations:
Mohegan Sun	$237,605	$212,211	$181,325
Mohegan Sun Pocono	41,445	45,817	36,956
Corporate and other	(17,907)	(24,853)	(36,873)
Total	261,143	233,175	181,408
Accretion of discount to the relinquishment liability	—	(227)	(2,205)
Interest income	9,560	7,983	7,066
Interest expense, net of capitalized interest	(136,194)	(143,876)	(147,933)
Loss on modification and early extinguishment of debt	(484)	(3,987)	(62,041)
Loss from unconsolidated affiliates	(939)	(972)	(826)
Other income (expense), net	(9)	43	(27)
Net income (loss)	133,077	92,139	(24,558)
(Income) loss attributable to non-controlling interests	(427)	2,255	380
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$132,650	$94,394	$(24,178)
Comprehensive income (loss):
Foreign currency translation	10,495	—	—
Other comprehensive income	10,495	—	—
Other comprehensive income attributable to non-controlling interests	(5,389)	—	—
Other comprehensive income attributable to Mohegan Tribal Gaming Authority	5,106	—	—
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$137,756	$94,394	$(24,178)

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Fiscal Years Ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2014
Capital expenditures incurred:
Mohegan Sun	$39,921	$24,521	$19,518
Mohegan Sun Pocono	7,575	5,448	3,946
Corporate and other	1,466	55	9,164
Total	$48,962	$30,024	$32,628

(in thousands)	September 30, 2016	September 30, 2015
Total assets:
Mohegan Sun	$1,332,231	$1,332,458
Mohegan Sun Pocono	551,116	555,449
Corporate and other	344,615	132,226
Total	$2,227,962	$2,020,133

NOTE 15—SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENT INFORMATION:
As of September 30, 2016, substantially all of the Authority's outstanding debt is fully and unconditionally guaranteed, on a joint and several basis, by the following 100% owned subsidiaries of the Authority: the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming. Separate financial statements and other disclosures concerning the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming are not presented below because the Authority believes that the summarized financial information provided below and in Note 14 are adequate for investor analysis of these subsidiaries. Condensed consolidating financial statement information for the Authority, its 100% owned guarantor subsidiaries and its non-guarantor subsidiaries and entities as of September 30, 2016 and 2015 and for the fiscal years ended September 30, 2016, 2015 and 2014 is as follows (in thousands):

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2016
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$60,103	$21,178	$2,462	$—	$83,743
Restricted cash	—	1,232	—	—	1,232
Receivables, net	29,954	4,324	10,991	(2,486)	42,783
Inventories	14,226	1,086	—	—	15,312
Other current assets	18,952	3,441	16	—	22,409
Total current assets	123,235	31,261	13,469	(2,486)	165,479
Non-current assets:
Restricted cash	16	—	205,817	—	205,833
Property and equipment, net	1,078,616	209,571	38,357	—	1,326,544
Goodwill	—	39,459	—	—	39,459
Other intangible assets, net	120,167	284,122	—	—	404,289
Other assets, net	10,285	31,175	75,570	(30,672)	86,358
Inter-company receivables	325,953	108,249	—	(434,202)	—
Investment in subsidiaries	390,618	—	—	(390,618)	—
Total assets	$2,048,890	$703,837	$333,213	$(857,978)	$2,227,962
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$21,034	$—	$3,225	$—	$24,259
Due to Mohegan Tribe	—	—	5,500	—	5,500
Current portion of capital leases	856	53	—	(53)	856
Trade payables	11,096	2,571	23	—	13,690
Construction payables	6,733	1,729	—	—	8,462
Accrued interest payable	5,436	—	76	—	5,512
Other current liabilities	116,457	32,673	2,664	(2,433)	149,361
Total current liabilities	161,612	37,026	11,488	(2,486)	207,640
Non-current liabilities:
Long-term debt, net of current portion	1,630,492	—	17,496	—	1,647,988
Due to Mohegan Tribe, net of current portion	—	—	7,420	—	7,420
Capital leases, net of current portion	665	5,717	—	(5,717)	665
Other long-term liabilities	1,597	—	24,776	(24,776)	1,597
Inter-company payables	—	259,722	174,480	(434,202)	—
Accumulated losses in excess of investment in subsidiaries	—	42,477	—	(42,477)	—
Total liabilities	1,794,366	344,942	235,660	(509,658)	1,865,310
Capital:
Retained earnings	249,418	358,895	(14,302)	(344,909)	249,102
Accumulated other comprehensive income	5,106	—	5,106	(5,106)	5,106
Mohegan Tribal Gaming Authority total capital	254,524	358,895	(9,196)	(350,015)	254,208
Non-controlling interests	—	—	106,749	1,695	108,444
Total capital	254,524	358,895	97,553	(348,320)	362,652
Total liabilities and capital	$2,048,890	$703,837	$333,213	$(857,978)	$2,227,962
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
___________
(1)   Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.
(2)   Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	For the Fiscal Year Ended September 30, 2016
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$891,250	$275,636	$—	$—	$1,166,886
Food and beverage	58,799	29,979	145	—	88,923
Hotel	46,584	5,977	—	—	52,561
Retail, entertainment and other	92,654	25,288	19,155	(14,080)	123,017
Gross revenues	1,089,287	336,880	19,300	(14,080)	1,431,387
Less-Promotional allowances	(72,569)	(21,711)	(8)	(2,305)	(96,593)
Net revenues	1,016,718	315,169	19,292	(16,385)	1,334,794
Operating costs and expenses:
Gaming	463,084	198,545	—	—	661,629
Food and beverage	32,405	8,032	—	—	40,437
Hotel	15,059	5,905	—	(4,946)	16,018
Retail, entertainment and other	36,617	5,372	2,921	(2,302)	42,608
Advertising, general and administrative	165,242	36,477	23,988	(25,260)	200,447
Corporate	19,698	—	—	16,123	35,821
Depreciation and amortization	59,575	13,192	1,146	—	73,913
Loss on disposition of assets	167	13	—	—	180
Pre-opening	723	—	—	—	723
Impairment	—	—	1,875	—	1,875
Total operating costs and expenses	792,570	267,536	29,930	(16,385)	1,073,651
Income (loss) from operations	224,148	47,633	(10,638)	—	261,143
Other income (expense):
Interest income	65	9,433	9,759	(9,697)	9,560
Interest expense, net of capitalized interest	(92,292)	(39,326)	(14,273)	9,697	(136,194)
Loss on modification and early extinguishment of debt	(277)	—	(207)	—	(484)
Income (loss) on interests in subsidiaries	1,701	(1,604)	—	(97)	—
Loss from unconsolidated affiliates	(694)	—	(245)	—	(939)
Other income (expense), net	(1)	1,618	(1,626)	—	(9)
Total other expense	(91,498)	(29,879)	(6,592)	(97)	(128,066)
Net income (loss)	132,650	17,754	(17,230)	(97)	133,077
(Income) loss attributable to non-controlling interests	—	—	2,919	(3,346)	(427)
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$132,650	$17,754	$(14,311)	$(3,443)	$132,650
Comprehensive income (loss):
Foreign currency translation	5,106	—	10,495	(5,106)	10,495
Other comprehensive income	5,106	—	10,495	(5,106)	10,495
Other comprehensive income attributable to non-controlling interests	—	—	(5,389)	—	(5,389)
Other comprehensive income attributable to Mohegan Tribal Gaming Authority	5,106	—	5,106	(5,106)	5,106
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$137,756	$17,754	$(9,205)	$(8,549)	$137,756
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Fiscal Year Ended September 30, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$861,919	$271,801	$—	$—	$1,133,720
Food and beverage	60,687	28,913	120	—	89,720
Hotel	44,836	5,660	—	—	50,496
Retail, entertainment and other	94,457	17,072	8,593	(5,092)	115,030
Gross revenues	1,061,899	323,446	8,713	(5,092)	1,388,966
Less-Promotional allowances	(74,994)	(20,109)	(14)	(2,229)	(97,346)
Net revenues	986,905	303,337	8,699	(7,321)	1,291,620
Operating costs and expenses:
Gaming	457,948	193,952	—	—	651,900
Food and beverage	32,964	8,590	—	—	41,554
Hotel	14,062	5,724	—	(4,852)	14,934
Retail, entertainment and other	39,353	6,029	2,626	(2,229)	45,779
Advertising, general and administrative	158,230	31,427	14,050	(14,783)	188,924
Corporate	16,584	—	—	14,543	31,127
Depreciation and amortization	63,071	13,371	1,138	—	77,580
Loss on disposition of assets	1,007	11	—	—	1,018
Severance	3,244	126	—	—	3,370
Impairment	2,502	—	—	—	2,502
Relinquishment liability reassessment	(243)	—	—	—	(243)
Total operating costs and expenses	788,722	259,230	17,814	(7,321)	1,058,445
Income (loss) from operations	198,183	44,107	(9,115)	—	233,175
Other income (expense):
Accretion of discount to the relinquishment liability	(227)	—	—	—	(227)
Interest income	43	7,424	8,346	(7,830)	7,983
Interest expense, net of capitalized interest	(95,485)	(39,992)	(16,229)	7,830	(143,876)
Loss on modification and early extinguishment of debt	(3,987)	—	—	—	(3,987)
Loss on interests in subsidiaries	(4,144)	(9,193)	—	13,337	—
Loss from unconsolidated affiliates	(31)	—	(941)	—	(972)
Other income, net	42	—	1	—	43
Total other expense	(103,789)	(41,761)	(8,823)	13,337	(141,036)
Net income (loss)	94,394	2,346	(17,938)	13,337	92,139
Loss attributable to non-controlling interests	—	—	835	1,420	2,255
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$94,394	$2,346	$(17,103)	$14,757	$94,394
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Fiscal Year Ended September 30, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Revenues:
Gaming	$858,780	$274,783	$—	$—	$1,133,563
Food and beverage	62,273	29,382	—	—	91,655
Hotel	42,921	4,389	—	—	47,310
Retail, entertainment and other	101,506	16,515	5,464	(4,351)	119,134
Gross revenues	1,065,480	325,069	5,464	(4,351)	1,391,662
Less-Promotional allowances	(76,618)	(20,567)	(17)	(1,742)	(98,944)
Net revenues	988,862	304,502	5,447	(6,093)	1,292,718
Operating costs and expenses:
Gaming	488,293	198,728	—	—	687,021
Food and beverage	32,348	9,134	—	—	41,482
Hotel	15,287	4,631	—	(4,111)	15,807
Retail, entertainment and other	45,876	6,780	—	(1,711)	50,945
Advertising, general and administrative	155,668	35,075	27,927	(28,031)	190,639
Corporate	13,276	—	—	27,760	41,036
Depreciation and amortization	65,406	13,814	906	—	80,126
(Gain) loss on disposition of assets	(12)	3	—	—	(9)
Pre-opening	—	1,187	—	—	1,187
Impairment	4,981	—	—	—	4,981
Relinquishment liability reassessment	(1,905)	—	—	—	(1,905)
Total operating costs and expenses	819,218	269,352	28,833	(6,093)	1,111,310
Income (loss) from operations	169,644	35,150	(23,386)	—	181,408
Other income (expense):
Accretion of discount to the relinquishment liability	(2,205)	—	—	—	(2,205)
Interest income	88	4,704	7,306	(5,032)	7,066
Interest expense, net of capitalized interest	(97,380)	(42,583)	(13,002)	5,032	(147,933)
Loss on modification and early extinguishment of debt	(62,041)	—	—	—	(62,041)
Loss on interests in subsidiaries	(32,449)	(24,848)	—	57,297	—
Income (loss) from unconsolidated affiliates	178	—	(1,004)	—	(826)
Other expense, net	(13)	—	(14)	—	(27)
Total other expense	(193,822)	(62,727)	(6,714)	57,297	(205,966)
Net loss	(24,178)	(27,577)	(30,100)	57,297	(24,558)
Loss attributable to non-controlling interests	—	—	—	380	380
Net loss attributable to Mohegan Tribal Gaming Authority	$(24,178)	$(27,577)	$(30,100)	$57,677	$(24,178)
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30, 2016
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net income (loss)	$132,650	$17,754	$(17,230)	$(97)	$133,077
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	59,575	13,192	1,146	—	73,913
Loss on early extinguishment of debt	—	—	207	—	207
Payments of discounts	(2,760)	—	—	—	(2,760)
Amortization of debt issuance costs, premiums and discounts	9,556	—	464	—	10,020
Provision (recovery) for losses on receivables	1,159	(99)	(4,848)	—	(3,788)
Share-based compensation	—	—	6,147	—	6,147
Impairment	—	—	1,875	—	1,875
Loss on disposition of assets	167	13	—	—	180
Loss from unconsolidated affiliates	694	—	245	—	939
(Gain) loss on foreign currency exchange rate	(706)	—	2	—	(704)
Inter-company transactions	(41,923)	31,222	10,593	108	—
Changes in operating assets and liabilities:
Increase in receivables	(5,932)	(640)	(7,515)	835	(13,252)
Decrease in inventories	175	59	—	—	234
Increase in other assets	(518)	(26,184)	(9,300)	24,765	(11,237)
Increase (decrease) in trade payables	(1,269)	7	(6)	—	(1,268)
Decrease in accrued interest	(25)	—	(6,518)	—	(6,543)
Increase in other liabilities	7,406	3,877	25,912	(25,611)	11,584
Net cash flows provided by operating activities	158,249	39,201	1,174	—	198,624
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including change in construction payables	(44,333)	(7,848)	(1,456)	—	(53,637)
Issuance of third-party loans and advances	—	(1,500)	(3,769)	—	(5,269)
Payments received on third-party loans and advances	166	—	13,400	—	13,566
(Increase) decrease in restricted cash, net	(22)	(474)	(197,000)	—	(197,496)
Proceeds from asset sales	335	—	—	—	335
Investments in unconsolidated affiliates	(200)	—	(2,500)	—	(2,700)
Inter-company transactions	(86,732)	(5,018)	48	91,702	—
Net cash flows used in investing activities	(130,786)	(14,840)	(191,277)	91,702	(245,201)
Cash flows provided by (used in) financing activities:
Senior Secured Credit Facility borrowings - Revolving	560,000	—	—	—	560,000
Senior Secured Credit Facility repayments - Revolving	(568,000)	—	—	—	(568,000)
Senior Secured Credit Facility repayments - Term Loan A	(14,001)	—	—	—	(14,001)
Senior Secured Credit Facility repayments - Term Loan B	(30,456)	—	—	—	(30,456)
Line of Credit borrowings	459,701	—	—	—	459,701
Line of Credit repayments	(459,701)	—	—	—	(459,701)
Proceeds from issuance of Senior Unsecured Notes	100,000	—	—	—	100,000
Downs Lodging Credit Facility repayments - Term Loan	—	—	(40,516)	—	(40,516)
New Downs Lodging Credit Facility borrowings - Term Loan	—	—	25,000	—	25,000
New Downs Lodging Credit Facility repayments - Term Loan	—	—	(3,344)	—	(3,344)
Borrowings from Mohegan Tribe	—	—	22,500	—	22,500

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Repayments to Mohegan Tribe	—	—	(27,000)	—	(27,000)
Repayments of other long-term debt	(475)	—	(259)	—	(734)
Payments on capital lease obligations	(824)	(48)	—	48	(824)
Distributions to Mohegan Tribe	(53,000)	—	—	—	(53,000)
Payments of financing fees	(3,403)	—	(1,678)	—	(5,081)
Non-controlling interest contributions	—	—	97,892	—	97,892
Inter-company transactions	—	(25,302)	117,052	(91,750)	—
Net cash flows provided by (used in) financing activities	(10,159)	(25,350)	189,647	(91,702)	62,436
Net increase (decrease) in cash and cash equivalents	17,304	(989)	(456)	—	15,859
Effect of exchange rate on cash and cash equivalents	706	—	1,424	—	2,130
Cash and cash equivalents at beginning of year	42,093	22,167	1,494	—	65,754
Cash and cash equivalents at end of year	$60,103	$21,178	$2,462	$—	$83,743
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Fiscal Year Ended September 30, 2015
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net income (loss)	$94,394	$2,346	$(17,938)	$13,337	$92,139
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	63,071	13,371	1,138	—	77,580
Relinquishment liability reassessment	(243)	—	—	—	(243)
Accretion of discount to the relinquishment liability	227	—	—	—	227
Cash paid for accretion of discount to the relinquishment liability	(778)	—	—	—	(778)
Loss on early extinguishment of debt	2,269	—	—	—	2,269
Proceeds from bond premiums	2,125	—	—	—	2,125
Payments of tender offer costs and discounts	(2,894)	—	—	—	(2,894)
Amortization of debt issuance costs, premiums and discounts	7,453	—	318	—	7,771
Provision for losses on receivables	1,350	299	4,229	—	5,878
Impairment	2,502	—	—	—	2,502
Loss on disposition of assets	1,007	11	—	—	1,018
Loss from unconsolidated affiliates	31	—	941	—	972
Inter-company transactions	(35,724)	41,355	7,695	(13,326)	—
Changes in operating assets and liabilities:
Increase in receivables	(2,699)	(1,247)	(2,264)	870	(5,340)
(Increase) decrease in inventories	(1,062)	60	—	—	(1,002)
Increase in other assets	(2,756)	(1,806)	(7,544)	(46)	(12,152)
Increase (decrease) in trade payables	(6,394)	(2,617)	27	—	(8,984)
Decrease in accrued interest	(264)	—	(146)	—	(410)
Increase (decrease) in other liabilities	14,527	908	(5,860)	(835)	8,740
Net cash flows provided by (used in) operating activities	136,142	52,680	(19,404)	—	169,418
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including change in construction payables	(17,221)	(4,651)	(588)	—	(22,460)
Issuance of third-party loans and advances	—	—	(4,080)	—	(4,080)
Payments received on third-party loans	157	—	—	—	157
(Increase) decrease in restricted cash, net	(32)	(1,746)	252	—	(1,526)
Proceeds from asset sales	1,602	13	—	—	1,615

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments in the New England Black Wolves	—	—	(500)	—	(500)
Inter-company transactions	6,687	(20,731)	45	13,999	—
Net cash flows used in investing activities	(8,807)	(27,115)	(4,871)	13,999	(26,794)
Cash flows provided by (used in) financing activities:
Senior Secured Credit Facility borrowings - Revolving	442,000	—	—	—	442,000
Senior Secured Credit Facility repayments - Revolving	(458,000)	—	—	—	(458,000)
Senior Secured Credit Facility repayments - Term Loan A	(7,756)	—	—	—	(7,756)
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	87,911	—	—	—	87,911
Senior Secured Credit Facility repayments - Term Loan B	(5,339)	—	—	—	(5,339)
Line of Credit borrowings	446,935	—	—	—	446,935
Line of Credit repayments	(449,976)	—	—	—	(449,976)
Proceeds from issuance of Senior Unsecured Notes, net of premiums	85,000	—	—	—	85,000
Repayments to Mohegan Tribe	—	—	(2,250)	—	(2,250)
Repayments of other long-term debt	(182,269)	—	(4,547)	—	(186,816)
Payments on capital lease obligations	(927)	(45)	—	45	(927)
Principal portion of relinquishment liability payments	(24,400)	—	—	—	(24,400)
Distributions to Mohegan Tribe	(50,000)	—	—	—	(50,000)
Payments of financing fees	(2,360)	—	—	—	(2,360)
Inter-company transactions	—	(18,120)	32,164	(14,044)	—
Net cash flows provided by (used in) financing activities	(119,181)	(18,165)	25,367	(13,999)	(125,978)
Net increase in cash and cash equivalents	8,154	7,400	1,092	—	16,646
Cash and cash equivalents at beginning of year	33,939	14,767	402	—	49,108
Cash and cash equivalents at end of year	$42,093	$22,167	$1,494	$—	$65,754
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes Mohegan Lacrosse, MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

	For the Fiscal Year Ended September 30, 2014
	Authority	Total Guarantor Subsidiaries (1)	Total Non-Guarantor Subsidiaries and Entities (2)	Consolidating/ Eliminating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net loss	$(24,178)	(27,577)	(30,100)	57,297	(24,558)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	65,406	13,814	906	—	80,126
Relinquishment liability reassessment	(1,905)	—	—	—	(1,905)
Accretion of discount to the relinquishment liability	2,205	—	—	—	2,205
Cash paid for accretion of discount to the relinquishment liability	(2,897)	—	—	—	(2,897)
Loss on early extinguishment of debt	58,245	—	—	—	58,245
Payments of tender offer costs and discounts	(48,155)	—	—	—	(48,155)
Amortization of debt issuance costs, premiums and discounts	7,719	—	318	—	8,037
Provision for losses on receivables	2,368	390	3,388	—	6,146
Impairment	4,981	—	—	—	4,981
(Gain) loss on disposition of assets	(12)	3	—	—	(9)
(Gain) loss from unconsolidated affiliates	(178)	—	1,004	—	826
Inter-company transactions	(9,896)	62,401	4,783	(57,288)	—
Changes in operating assets and liabilities:
Increase in receivables	(6,622)	(310)	(1,783)	1,556	(7,159)

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Increase in inventories	(411)	(143)	—	—	(554)
(Increase) decrease in other assets	3,236	(77)	(5,888)	(802)	(3,531)
Increase (decrease) in trade payables	9,858	3,568	(7)	—	13,419
Decrease in accrued interest	(12,891)	—	(1,746)	—	(14,637)
Increase (decrease) in other liabilities	(4,587)	(573)	8,359	(763)	2,436
Net cash flows provided by (used in) operating activities	42,286	51,496	(20,766)	—	73,016
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including change in construction payables	(18,629)	(4,250)	(12,200)	—	(35,079)
Issuance of third-party loans and advances	—	—	(1,804)	—	(1,804)
Payments received on third-party loans	644	—	—	—	644
Decrease in restricted cash, net	53	1,583	12,043	—	13,679
Proceeds from asset sales	104	30	—	—	134
Investments in unconsolidated affiliates	—	—	(29)	—	(29)
Inter-company transactions	27,195	(24,222)	45	(3,018)	—
Net cash flows provided by (used in) investing activities	9,367	(26,859)	(1,945)	(3,018)	(22,455)
Cash flows provided by (used in) financing activities:
Prior Bank Credit Facility repayments - Term	(393,000)	—	—	—	(393,000)
Prior Term Loan Facility repayments, net of discount	(222,103)	—	—	—	(222,103)
Senior Secured Credit Facility borrowings - Revolving	310,000	—	—	—	310,000
Senior Secured Credit Facility repayments - Revolving	(273,000)	—	—	—	(273,000)
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	124,343	—	—	—	124,343
Senior Secured Credit Facility repayments - Term Loan A	(3,125)	—	—	—	(3,125)
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	720,952	—	—	—	720,952
Senior Secured Credit Facility repayments - Term Loan B	(5,475)	—	—	—	(5,475)
Line of Credit borrowings	356,796	—	—	—	356,796
Line of Credit repayments	(353,755)	—	—	—	(353,755)
Repayments to Mohegan Tribe	—	—	(3,250)	—	(3,250)
Repayments of other long-term debt	(212,270)	—	(53)	—	(212,323)
Payments on capital lease obligations	(2,168)	(45)	—	45	(2,168)
Principal portion of relinquishment liability payments	(46,574)	—	—	—	(46,574)
Distributions to Mohegan Tribe	(50,000)	—	—	—	(50,000)
Payments of financing fees	(12,395)	—	—	—	(12,395)
Inter-company transactions	—	(28,480)	25,507	2,973	—
Net cash flows provided by (used in) financing activities	(61,774)	(28,525)	22,204	3,018	(65,077)
Net decrease in cash and cash equivalents	(10,121)	(3,888)	(507)	—	(14,516)
Cash and cash equivalents at beginning of year	44,060	18,655	909	—	63,624
Cash and cash equivalents at end of year	$33,939	$14,767	$402	$—	$49,108
___________

(1)	Includes the Pocono Subsidiaries, MBC, Mohegan Golf, Mohegan Ventures-NW, MVW, WTG and MTGA Gaming.

(2)	Includes MGA and subsidiaries, Downs Lodging, Salishan-Mohegan, MG&H and Mohegan Resorts and subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16—SUBSEQUENT EVENTS:
Refinancing Transactions
New Senior Secured Credit Facilities
On October 14, 2016, the Authority entered into a credit agreement among the Authority, the Tribe, Citizens Bank, N.A., as Administrative and Collateral Agent, and the other lenders and financial institutions party thereto, providing for $1.4 billion in aggregate principal amount of senior secured credit facilities (the “New Senior Secured Credit Facilities”), comprised of a $170.0 million senior secured revolving credit facility (the “New Revolving Facility”), a $445.0 million senior secured term loan A facility (the “New Term Loan A Facility”) and a $785.0 million senior secured term loan B facility (the “New Term Loan B Facility). The New Senior Secured Credit Facilities mature on October 13, 2021 (in the case of the New Revolving Facility and the New Term Loan A Facility) and October 13, 2023 (in the case of the New Term Loan B Facility).
The New Term Loan A Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 15.0% of the initial aggregate principal amount of the New Term Loan A Facility for the first two years after the closing date, 10.0% of the initial aggregate principal amount of the New Term Loan A Facility for the third year after the closing date and 7.5% of the initial aggregate principal amount of the New Term Loan A Facility in each year thereafter, with the balance payable on the maturity date of the New Term Loan A Facility. The New Term Loan B Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the initial aggregate principal amount of the New Term Loan B Facility. Amortization of the New Term Loan A Facility and New Term Loan B Facility will begin with the first full fiscal quarter after the closing date.
The proceeds from the New Term Loan A Facility and New Term Loan B Facility, together with a drawing under the New Revolving Facility and proceeds from the 2016 Senior Unsecured Notes (as defined below), were used to: (i) repurchase the Authority’s 2013 Senior Unsecured Notes and 2012 Senior Subordinated Notes tendered pursuant to the Authority’s tender offers dated September 19, 2016 (the “Tender Offers”) and to redeem, satisfy and discharge the obligations in respect of notes not tendered (as described below), (ii) to satisfy in full all amounts outstanding under the Authority’s existing Senior Secured Credit Facilities, (iii) to prepay all amounts outstanding under the Authority's 2015 Senior Unsecured Notes and (iv) to satisfy certain other obligations (as outlined below) and to pay related fees and expenses. The New Revolving Facility will otherwise be available for general corporate purposes.
Borrowings under the New Senior Secured Credit Facilities will accrue interest as follows: (i) for base rate loans under the New Revolving Facility and New Term Loan A Facility, at a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 basis points and (c) the one-month LIBOR rate plus 100 basis points (the highest of (a), (b) and (c), the “base rate”), plus a total leverage-based margin of 150 to 325 basis points; (ii) for Eurodollar rate loans under the New Revolving Facility and New Term Loan A Facility, at the applicable LIBOR rate (subject to a 0.0% LIBOR floor) plus a total leverage-based margin of 250 to 425 basis points; (iii) for base rate loans under the New Term Loan B Facility, at the base rate plus 350 basis points; and (iv) for Eurodollar rate loans under the New Term Loan B Facility, at the applicable LIBOR rate (subject to a 1.0% LIBOR floor) plus 450 basis points. The Authority is also required to pay a total leverage-based undrawn commitment fee of between 37.5 and 50 basis points under the New Revolving Facility. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans is payable at the end of each applicable interest period in arrears, but not less frequently than quarterly.
The Authority's obligations under the New Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, by the Pocono Subsidiaries, MBC, Mohegan Golf and Mohegan Ventures-NW (collectively, the “New Guarantors”; and the New Guarantors other than MBC, collectively, the “New Grantors”). The collateral securing the New Senior Secured Credit Facilities constitutes substantially all of the Authority’s and the New Grantors’ property and assets. In the future, certain other subsidiaries of the Authority may be required to become New Guarantors and/or New Grantors in accordance with the terms of the New Senior Secured Credit Facilities.
The New Senior Secured Credit Facilities contain customary covenants applicable to the Authority and its restricted subsidiaries, including covenants governing: incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions and mergers or consolidations. The New Senior Secured Credit Facilities also include financial maintenance covenants pertaining to total leverage, secured leverage and fixed charge coverage. The New Senior Secured Credit Facilities also contain customary events of default relating to, among other things, failure to make required payments, breach of covenants and breach of representations.
New Line of Credit
On October 14, 2016, the Authority entered into a $25.0 million revolving credit facility with Bank of America, N.A. (the “New Line of Credit”). The New Line of Credit is coterminous with the New Senior Secured Credit Facilities. Pursuant to provisions of the New Senior Secured Credit Facilities, under certain circumstances, the New Line of Credit may be converted into loans under the New Senior Secured Credit Facilities. Under the New Line of Credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the New Line of Credit. Borrowings under the New Line of Credit are uncollateralized general obligations of the Authority.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The New Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the New Senior Secured Credit Facilities.
New Senior Unsecured Notes
On October 14, 2016, the Authority closed a private placement under Rule 144A and Regulation S of the Securities Act of 1933 of $500.0 million in aggregate principal amount of new senior unsecured notes (the “2016 Senior Unsecured Notes”). Upon closing of the private placement, the Authority, the New Guarantors and the Tribe entered into an indenture agreement (the “2016 Senior Unsecured Notes Indenture”) with U.S. Bank, National Association, the trustee for the 2016 Senior Unsecured Notes.
The 2016 Senior Unsecured Notes bear fixed interest payable at a rate of 7.875% per annum and mature on October 15, 2024. Interest on the 2016 Senior Unsecured Notes is payable semi-annually in arrears on April 15 and October 15, with the first interest payment scheduled for April 15, 2017. The 2016 Senior Unsecured Notes are unsecured, unsubordinated obligations of the Authority. The 2016 Senior Unsecured Notes are guaranteed by the New Guarantors and will be guaranteed by any restricted subsidiary of the Authority that becomes a guarantor in accordance with the terms of the 2016 Senior Unsecured Notes Indenture.

At any time prior to October 15, 2019, the Authority may redeem the 2016 Senior Unsecured Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2016 Senior Unsecured Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption and a make-whole premium. The 2016 Senior Unsecured Notes are redeemable at the Authority’s option, in whole or in part, at any time on or after October 15, 2019, at specified redemption prices, together with accrued and unpaid interest, if any, to the date of redemption. If the Authority experiences specific kinds of change-of-control triggering events, it is required to make an offer to repurchase the 2016 Senior Unsecured Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any. Additionally, if the Authority undertakes specific kinds of asset sales and does not use the related sale proceeds for specified purposes, the Authority may be required to offer to repurchase the 2016 Senior Unsecured Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any. In certain circumstances, if any gaming regulatory authority requires a holder or beneficial owner of the 2016 Senior Unsecured Notes to be licensed, qualified or found suitable under applicable gaming laws, and such holder or beneficial owner does not obtain such license, qualification or finding of suitability within a specified time, the Authority can require such holder or beneficial owner to dispose of its 2016 Senior Unsecured Notes or call for redemption of the 2016 Senior Unsecured Notes held by such holder or beneficial owner at a purchase price equal to accrued and unpaid interest, if any, plus the lesser of 100% of the principal amount thereof or the price paid for such notes by such holder or beneficial owner.

The 2016 Senior Unsecured Notes Indenture contains certain covenants that, subject to certain significant exceptions, limit, among other things, the Authority’s and New Guarantors’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or transfer and sell assets. The 2016 Senior Unsecured Notes Indenture also includes customary events of default, including, but not limited to, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay certain other indebtedness the occurrence of which is caused by a failure to pay principal, premium or interest or results in the acceleration of such indebtedness, certain events of bankruptcy and insolvency and certain judgment defaults.

The 2016 Senior Unsecured Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
Satisfaction and Discharge of the 2013 Senior Unsecured Notes and the 2012 Senior Subordinated Notes
On October 14, 2016, the Authority called for redemption all of its outstanding 2013 Senior Unsecured Notes and 2012 Senior Subordinated Notes, in each case that were not validly tendered by the tender deadline for the transaction and accepted for payment. The outstanding 2013 Senior Unsecured Notes and 2012 Senior Subordinated Notes were redeemed on November 14, 2016. Also on October 14, 2016, the Authority satisfied and discharged the 2013 Senior Unsecured Notes indenture and 2012 Senior Subordinated Notes indenture by depositing with the trustee sufficient funds to fund the redemption of the 2013 Senior Unsecured Notes and the 2012 Senior Subordinated Notes on November 14, 2016 and to pay accrued interest on the redeemed notes to the redemption date.
Satisfaction of Other Obligations
In connection with the refinancing transaction outlined above, on October 14, 2016, the Authority satisfied the following outstanding obligations:

•	repayment in full and termination of the New Downs Lodging Credit Facility;

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	repayment of the remaining outstanding amount of the 2012 Mohegan Tribe Minor’s Trust Promissory Note;

•	repayment of the remaining outstanding amount of the 2013 Mohegan Tribe Promissory Note; and

•
payment in full and termination of that certain land lease agreement between the Authority and the Tribe, which property underlying such land lease agreement was added to the Amended and Restated Land Lease Agreement (discussed below).

Transaction Costs
The Authority incurred approximately $88.3 million in costs in connection with these refinancing transactions. In addition, at the date of these refinancing transactions, the Authority had approximately $23.8 million in previously deferred debt issuance costs, premiums and discounts related to the various debt that were refinanced. While the Authority has not yet completed its evaluation, it expects that a portion of the costs incurred in connection with these refinancing transactions, as well as previously deferred debt issuance costs, premiums and debt discounts, will be expensed in the first quarter of 2017.
Amended and Restated Land Lease Agreement
On October 14, 2016, the Authority entered into an amended and restated land lease agreement (the “Amended and Restated Land Lease Agreement”), by and between the Tribe, as lessor, and the Authority, as lessee, amending and restating the original land lease agreement pursuant to which the Authority leases the land upon which Mohegan Sun is located and improvements and related facilities constructed or installed on the property. The Amended and Restated Land Lease Agreement amended the original land lease agreement to, among other things: (1) update the legal description of the property and (2) extend the term to 25 years from the date of the Amended and Restated Land Lease Agreement with an option, exercisable by the Authority, to extend the term for one additional 25-year period. Other than the foregoing, the terms and conditions of the Amended and Restated Land Lease Agreement are substantially the same as the original land lease agreement.
Mergers and Dissolutions
On October 14, 2016, the Authority merged out of existence or dissolved the following entities: MVW, WTG, MTGA Gaming, MG&H, Mohegan Resorts, Mohegan Resorts Mass and Downs Lodging.

MOHEGAN TRIBAL GAMING AUTHORITY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2016, 2015 and 2014
(in thousands)

	Column A	Column B	Column C	Column D
	Balances at Beginning of Year	Charges to Costs and Expenses	Deductions from Reserves (1)	Balances at End of Year
Description:
Fiscal Year ended September 30, 2016
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$42,335	$3,526	$18,477	$27,384
Fiscal Year ended September 30, 2015
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$38,636	$5,878	$2,179	$42,335
Fiscal Year ended September 30, 2014
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$34,420	$6,146	$1,930	$38,636
 ________________________

(1)
Deductions from reserves generally represent write-off of uncollectible accounts, net of recoveries of accounts previously written-off. In fiscal 2016, deductions from reserves primarily include $7.3 million related to the Salishan-Mohegan receivables and $9.8 million related to the WTG receivables.

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

4.6
Indenture, dated as of October 14, 2016, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Guarantors party thereto and U.S. Bank National Association, as Trustee, relating to the 7.875% Senior Notes due 2024 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.1 to the Authority’s Form 8-K, filed with the SEC on October 20, 2016 (the “October 2016 Form 8-K”) and incorporated by reference herein).

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

10.5
Amended and Restated Land Lease, dated as of October 14, 2016, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.2 to the October 2016 Form 8-K and incorporated by reference herein).

10.6
The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement, dated as of September 1, 1998, between the Mohegan Tribal Gaming Authority and Merrill Lynch Trust (filed as Exhibit 10.16 to the Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998 and incorporated by reference herein).*

10.7
Priority Distribution Agreement, dated as of August 1, 2001, between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed with the SEC on August 10, 2001 and incorporated by reference herein).

10.8
First Amendment to the Priority Distribution Agreement, dated as of December 31, 2014, by and between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014, filed with the SEC on February 17, 2015 and incorporated by reference herein).

10.9
Membership Agreement, dated as of January 28, 2003, between WNBA, LLC, the Mohegan Basketball Club, LLC, the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Authority’s Form 8-K filed with the SEC on January 30, 2003 and incorporated by reference herein).

10.10
Management Agreement, dated as of September 21, 2004, between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC (filed as Exhibit 10.30 to the Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the "2004 Form S-4") and incorporated by reference herein).

10.11	Development Agreement, dated as of September 21, 2004, between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC (filed as Exhibit 10.31 to the 2004 Form S-4 and incorporated by reference herein).

10.12
The Mohegan Retirement and 401(k) Plan Trust Agreement, dated as of July 1, 2005, between the Mohegan Tribe of Indians of Connecticut and Merrill Lynch Trust Company, FSB (filed as Exhibit 10.30 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed with the SEC on December 9, 2005 and incorporated by reference herein).*

10.13
Loan Agreement, dated as of November 19, 2013, between the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Lenders named therein and RBS Citizens, N.A., as Administrative Agent (filed as Exhibit 10.25 to the 2013 Form 10-K and incorporated by reference herein).

10.14
Increase Joinder and Amendment Agreement, dated as of August 11, 2015, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Citizens Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.3 to the June 2015 Form 10-Q and incorporated by reference herein).

10.15
Second Amendment Agreement, dated as of May 26, 2016, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Citizens Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed with the SEC on August 15, 2016 and incorporated by reference herein).

10.16
Credit Agreement, dated as of October 14, 2016, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Citizens Bank, N.A. as administrative agent, and the other lenders and financial institutions party thereto (filed as Exhibit 10.1 to the October 2016 Form 8-K and incorporated by reference herein).

10.17
Facility Agreement, dated as of November 18, 2015, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut (only for the limited purposes as to itself set forth therein) and UBS AG, London Branch (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on November 24, 2015 (the “November 2015 Form 8-K”) and incorporated by reference herein).

10.18
Note Purchase Agreement, dated as of November 20, 2015, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut (only for the limited purposes as to itself set forth therein) and the purchaser named therein (filed as Exhibit 10.2 to the November 2015 Form 8-K and incorporated by reference herein).

Exhibit No.	Description
10.19
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

10.20
Amended and Restated Employment Agreement, executed October 16, 2015, between the Mohegan Tribal Gaming Authority and Robert J. Soper (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on October 22, 2015 (the “October 2015 Form 8-K”) and incorporated by reference herein).*

10.21
Amended and Restated Employment Agreement, executed October 16, 2015, between the Mohegan Tribal Gaming Authority and Mario C. Kontomerkos (filed as Exhibit 10.2 to the October 2015 Form 8-K and incorporated by reference herein).*

10.22
Amended and Restated Employment Agreement, executed October 16, 2015, between the Mohegan Tribal Gaming Authority and Thomas P. Burke (filed as Exhibit 10.25 to the Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on December 29, 2015 and incorporated by reference herein).*

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