Form 10-Q
period 2016-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2017-02-21
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒*

*
The registrant is a voluntary filer of reports required to be filed by certain companies under Sections 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required during the preceding 12 months had it been subject to such filing requirements.

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

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31, 2016	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$114,746	$83,743
Restricted cash	309	1,232
Receivables, net	43,555	42,783
Inventories	15,444	15,312
Other current assets	18,300	22,409
Total current assets	192,354	165,479
Non-current assets:
Restricted cash	184,464	205,833
Property and equipment, net	1,319,054	1,326,544
Goodwill	39,459	39,459
Other intangible assets, net	404,187	404,289
Other assets, net	91,769	86,358
Total assets	$2,231,287	$2,227,962
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$56,472	$24,259
Due to Mohegan Tribe	—	5,500
Current portion of capital leases	—	856
Trade payables	11,493	13,690
Construction payables	3,407	8,462
Accrued interest payable	8,880	5,512
Other current liabilities	154,422	149,361
Total current liabilities	234,674	207,640
Non-current liabilities:
Long-term debt, net of current portion	1,715,081	1,647,988
Due to Mohegan Tribe, net of current portion	—	7,420
Capital leases, net of current portion	—	665
Other long-term liabilities	1,431	1,597
Total liabilities	1,951,186	1,865,310
Commitments and Contingencies
Capital:
Retained earnings	185,480	249,102
Accumulated other comprehensive income (loss)	(3,791)	5,106
Mohegan Tribal Gaming Authority total capital	181,689	254,208
Non-controlling interests	98,412	108,444
Total capital	280,101	362,652
Total liabilities and capital	$2,231,287	$2,227,962
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2016	December 31, 2015
Revenues:
Gaming	$285,075	$292,397
Food and beverage	23,056	22,017
Hotel	14,703	12,337
Retail, entertainment and other	34,465	30,469
Gross revenues	357,299	357,220
Less-Promotional allowances	(26,307)	(24,034)
Net revenues	330,992	333,186
Operating costs and expenses:
Gaming*	169,382	166,993
Food and beverage	10,329	10,324
Hotel*	6,203	3,816
Retail, entertainment and other	15,387	9,489
Advertising, general and administrative*	50,396	49,376
Corporate*	11,188	4,012
Depreciation and amortization	18,212	19,128
(Gain) loss on disposition of assets	20	(28)
Pre-opening	455	—
Total operating costs and expenses	281,572	263,110
Income from operations	49,420	70,076
Other income (expense):
Interest income	2,900	2,130
Interest expense	(30,035)	(34,147)
Loss on modification and early extinguishment of debt	(73,796)	(207)
Loss from unconsolidated affiliates	(731)	(393)
Other income (expense), net	1	(9)
Total other expense	(101,661)	(32,626)
Net income (loss)	(52,241)	37,450
(Income) loss attributable to non-controlling interests	619	(5,531)
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$(51,622)	$31,919
Comprehensive income (loss):
Foreign currency translation	(18,310)	(613)
Other comprehensive loss	(18,310)	(613)
Other comprehensive loss attributable to non-controlling interests	9,413	—
Other comprehensive loss attributable to Mohegan Tribal Gaming Authority	(8,897)	(613)
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$(60,519)	$31,306

The accompanying notes are an integral part of these condensed consolidated financial statements.
* These financial statement line items include costs and expenses associated with related party transactions (refer to Note 4).

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mohegan Tribal Gaming Authority Total Capital	Non-controlling Interests	Total Capital
Balance, September 30, 2016	$249,102	$5,106	$254,208	$108,444	$362,652
Net loss	(51,622)	—	(51,622)	(619)	(52,241)
Foreign currency translation adjustment	—	(8,897)	(8,897)	(9,413)	(18,310)
Distributions to Mohegan Tribe	(12,000)	—	(12,000)	—	(12,000)
Balance, December 31, 2016	$185,480	$(3,791)	$181,689	$98,412	$280,101

Balance, September 30, 2015	$169,452	$—	$169,452	$(1,411)	$168,041
Net income	31,919	—	31,919	5,531	37,450
Foreign currency translation adjustment	—	(613)	(613)	—	(613)
Contributions from members	—	—	—	150	150
Distributions to Mohegan Tribe	(10,600)	—	(10,600)	—	(10,600)
Balance, December 31, 2015	$190,771	$(613)	$190,158	$4,270	$194,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	For the Three Months Ended	For the Three Months Ended
	December 31, 2016	December 31, 2015
Cash flows provided by (used in) operating activities:
Net income (loss)	$(52,241)	$37,450
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	18,212	19,128
Loss on modification and early extinguishment of debt, net	65,218	207
Amortization of debt issuance costs, premiums and discounts	1,843	2,244
Provision (recovery) for losses on receivables	653	(6,280)
(Gain) loss on disposition of assets	20	(28)
Loss from unconsolidated affiliates	731	393
Loss on foreign currency exchange rate	3	—
Changes in operating assets and liabilities:
Increase in receivables	(942)	(8,745)
Increase in inventories	(132)	(608)
Increase in prepaid and other assets	(4,062)	(17,929)
Decrease in trade payables	(2,196)	(49)
Increase in accrued interest	3,368	10,732
Increase (decrease) in other liabilities	(3,302)	5,509
Net cash flows provided by operating activities	27,173	42,024
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including decreases in construction payables of $5,055 and $10,296, respectively	(15,702)	(17,843)
Issuance of third-party loans and advances	(446)	(2,556)
Payments received on third-party loans and advances	43	13,441
(Increase) decrease in restricted cash, net	2,681	(777)
Proceeds from asset sales	29	82
Investments in unconsolidated affiliates	(325)	(500)
Investments in the New England Black Wolves	—	(250)
Net cash flows used in investing activities	(13,720)	(8,403)
Cash flows provided by (used in) financing activities:
Prior Senior Secured Credit Facility borrowings - Revolving	35,000	231,000
Prior Senior Secured Credit Facility repayments - Revolving	(48,000)	(194,000)
Prior Senior Secured Credit Facility repayments - Term Loan A	(99,986)	(2,344)
Prior Senior Secured Credit Facility repayments - Term Loan B	(778,175)	(2,053)
Senior Secured Credit Facility borrowings - Revolving	210,000	—
Senior Secured Credit Facility repayments - Revolving	(111,000)	—
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	441,965	—
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	777,150	—
Prior Line of Credit borrowings	9,735	123,694
Prior Line of Credit repayments	(9,735)	(123,694)
Line of Credit borrowings	138,613	—
Line of Credit repayments	(138,613)	—
Proceeds from issuance of Senior Unsecured Notes, net of discount	496,355	100,000
Prior Downs Lodging Credit Facility repayments - Term Loan	—	(40,516)
Downs Lodging Credit Facility borrowings - Term Loan	—	25,000
Downs Lodging Credit Facility repayments - Term Loan	(21,656)	—
Borrowings from Mohegan Tribe	—	22,500
Repayments to Mohegan Tribe	(12,920)	—
Repayments of other long-term debt	(785,259)	(129)
Payments on capital lease obligations	(1,521)	(203)
Distributions to Mohegan Tribe	(12,000)	(10,600)
Payments of tender offer and repurchase costs	(50,308)	—
Payments of financing fees	(22,092)	(4,621)
Non-controlling interest contributions	—	150
Net cash flows provided by financing activities	17,553	124,184
Net increase in cash and cash equivalents	31,006	157,805
Effect of exchange rate on cash and cash equivalents	(3)	(613)
Cash and cash equivalents at beginning of period	83,743	65,754
Cash and cash equivalents at end of period	$114,746	$222,946

Supplemental disclosures:
Cash paid during the period for interest	$24,826	$21,177
Non-cash Senior Secured Credit Facility repayments - Term Loan A and Term Loan B	$18,651	$30,196
Non-cash payments received - Cowlitz Tribal Gaming Authority	$—	$6,000
Non-cash repayments - Mohegan Tribe	$—	$6,000

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
As of December 31, 2016, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Lacrosse, LLC (“Mohegan Lacrosse”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”) and Mohegan Gaming Advisors, LLC ("Mohegan Gaming Advisors").
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
Mohegan Ventures-NW and a subsidiary of the Tribe hold 49.15% and 10.85% membership interests in Salishan-Mohegan, LLC (“Salishan-Mohegan”), respectively. Salishan-Mohegan was formed to participate in the development and management of ilani Casino Resort, a gaming and entertainment facility owned by the federally-recognized Cowlitz Indian Tribe (the “Cowlitz Tribe”), which is currently being constructed on the Cowlitz reservation in Clark County, Washington (the “Cowlitz Project”).
Mohegan Gaming Advisors was formed to pursue gaming opportunities outside the State of Connecticut, including management contracts and consulting agreements for casino and entertainment properties. The subsidiary and investment interests held by Mohegan Gaming Advisors include the following:

•
a 100% membership interest in MGA Holding NJ, LLC (“MGA Holding NJ”) and MGA Gaming NJ, LLC (collectively, the “Mohegan NJ Entities”). The Mohegan NJ Entities were formed to pursue management contracts and consulting agreements in the State of New Jersey. MGA Holding NJ holds a 10% ownership interest in Resorts Casino Hotel in Atlantic City, New Jersey, and its associated gaming activities, including on-line gaming in the State of New Jersey.

•
a 100% membership interest in MGA Holding MA, LLC (“MGA Holding MA”) and MGA Gaming MA, LLC (“MGA Gaming MA”). MGA Holding MA holds a 100% membership interest in MGA Palmer Partners, LLC (“MGA Palmer Partners”). MGA Palmer Partners holds a 100% membership interest in Mohegan Sun Massachusetts, LLC (“Mohegan Sun Massachusetts” and, together with MGA Holding MA, MGA Gaming MA and MGA Palmer Partners, collectively referred to herein as the “Mohegan MA Entities”). The Mohegan MA Entities were formed to pursue gaming opportunities in the Commonwealth of Massachusetts.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

•
a 50.19% membership interest in Inspire Integrated Resort Co., Ltd. (“Inspire Integrated Resort”). Inspire Integrated Resort was formed to pursue gaming opportunities in South Korea ("Project Inspire").

•	a 100% membership interest in MGNV, LLC (“MGNV”). MGNV was formed to pursue gaming, hospitality and entertainment opportunities in the State of Nevada.

•	a 100% membership interest in MGLA, LLC (“MGLA”). MGLA was formed to pursue gaming, hospitality and entertainment opportunities in the State of Louisiana.

•
a 100% membership interest in MGBR, LLC (“MGBR”). MGBR was formed to pursue gaming, hospitality and entertainment opportunities in South America. MGBR holds a 7.4% membership interest in an unaffiliated third-party limited liability company.

The Authority holds a 50% membership interest in MMCT Venture, LLC (“MMCT”). MMCT was formed with the Mashantucket Pequot Tribe (the “MPT”) to pursue additional gaming opportunities in the State of Connecticut.

NOTE 2—BASIS OF PRESENTATION:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments, including normal recurring accruals and adjustments, necessary for a fair statement of the Authority's operating results for the interim period, have been included. In addition, certain amounts in the accompanying 2016 condensed consolidated financial statements have been reclassified to conform to the 2017 presentation.
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, the Authority's operating results for the three months ended December 31, 2016 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.
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
Receivables from affiliates, which are included in receivables, net, and other assets, net, in the accompanying condensed consolidated balance sheets, consist of reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project (refer to Note 6). The Salishan-Mohegan receivables are payable upon: (1) the related property being taken into trust by the United States Department of the Interior and (2) the receipt of necessary financing for the development of the planned casino. In March 2015, the Cowlitz Project site was taken into trust by the United States Department of the Interior

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

for the benefit of the Cowlitz Tribe. In addition, in December 2015, the Cowlitz Tribal Gaming Authority (the “CTGA”) obtained financing for the Cowlitz Project. The financing provided funding for construction of the Cowlitz Project and a partial repayment of the Salishan-Mohegan receivables. The Authority maintains a reserve for doubtful collection of the remaining Salishan-Mohegan receivables, which is based on the Authority's estimate of the probability that the receivables will be collected. The Authority assesses the reserve for doubtful collection of the Salishan-Mohegan receivables for adequacy on a quarterly basis. In fiscal 2016, following the financing of the Cowlitz Project, the Authority reduced the reserve for doubtful collection of the Salishan-Mohegan receivables. Future developments in the construction and opening of the casino, cash flows generated by the casino and other matters affecting the Cowlitz Project could affect the collectability of the Salishan-Mohegan receivables and the related reserve.
Receivables from others, which are primarily included in other assets, net, in the accompanying condensed consolidated balance sheets, consist of funds loaned to a third-party in connection with the Cowlitz Project and a loan to a tenant of Mohegan Sun. The Authority maintains a reserve for doubtful collection of receivables from others, which is based on the Authority's estimate of the probability that these receivables will be collected considering historical experience, creditworthiness of the related third-party and tenant and all other available information. A receivable is charged off against the reserve when the Authority believes it is probable the receivable will not be recovered. The Authority believes that there is no concentration of credit risk for which a reserve has not been established.
The following table presents a reconciliation of long-term receivables, including current portions, and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Others	Total
Balance, September 30, 2016 (1)	$86,851	$3,373	$90,224
Additions:
Advances and other loans, including interest receivable	2,372	445	2,817
Development fees, including interest receivable	1,961	—	1,961
Deductions:
Payments (2)	(1,409)	(43)	(1,452)
Balance, December 31, 2016 (1)	$89,775	$3,775	$93,550
__________

(1)
Includes current portions of $3.9 million and $4.9 million as of December 31, 2016 and September 30, 2016, respectively. Also, includes interest receivable of $53.6 million and $51.0 million as of December 31, 2016 and September 30, 2016, respectively.

(2)	Payments of receivables from affiliates represent payments of development fees earned.

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Others	Total
Balance, September 30, 2016	$16,385	$—	$16,385
Additions:
Charges to bad debt expense	474	—	474
Balance, December 31, 2016	$16,859	$—	$16,859
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The carrying amount of cash and cash equivalents, restricted cash, receivables, trade payables and promissory notes and certain credit facilities approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	December 31, 2016
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$99,000	$98,876
Senior Secured Credit Facility - Term Loan A	$419,648	$429,919
Senior Secured Credit Facility - Term Loan B	$764,010	$787,931
2016 7 7/8% Senior Unsecured Notes	$486,675	$508,125
The estimated fair values of the Authority's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about December 31, 2016.
Additional Cash Flow Information
On December 31, 2016 and 2015, the bank that administers the Authority’s debt service payments for its senior secured credit facilities made required principal payments on behalf of the Authority totaling $18.7 million and $30.2 million, respectively, but did not accordingly debit the Authority’s bank account for these payments. As of December 31, 2016 and 2015, the Authority reflected these transactions as reductions to current portion of long-term debt and corresponding increases to other current liabilities. On the respective following banking days, the bank withdrew the payments from the Authority’s bank account, resulting in reductions to the Authority’s cash and cash equivalents and other current liabilities. Accordingly, the Authority classified the payments made by the bank as non-cash financing outflows and the related amounts owed to the bank as non-cash financing inflows in the accompanying condensed consolidated statements of cash flows for the three months ended December 31, 2016 and 2015.
New Accounting Standards
In May 2014, the FASB issued an accounting standards update on revenue recognition that will be applied to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be required to be applied on a retrospective basis, using one of two methodologies, and was to be effective for annual reporting periods beginning after December 15, 2016, with early application not being permitted. However, in July 2015, the FASB deferred the effective date by one year. This guidance will now be effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods thereafter. Entities are permitted to adopt the guidance as of the original effective date. The FASB has since issued several accounting standards updates to further clarify this guidance including: (1) principal versus agent considerations, (2) identifying performance obligations and licensing, (3) narrow-scope improvements and practical expedients and (4) technical corrections and improvements. The Authority is currently evaluating the impact that this guidance will have on its financial statements.
In August 2014, the FASB issued an accounting standards update which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The update requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. It also requires management to provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. This guidance will be required for annual reporting periods ending after December 15, 2016, and interim reporting periods thereafter, with early application permitted. The Authority adopted this guidance in its first quarter of fiscal 2017 and its adoption did not impact the Authority's financial statements.
In February 2015, the FASB issued an accounting standards update which amends existing requirements applicable to reporting entities that are required to evaluate whether certain legal entities should be consolidated. This guidance will be required to be applied either on a retrospective or modified retrospective basis and will be effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods thereafter, with early application permitted. The Authority adopted this guidance in its first quarter of fiscal 2017 and its adoption did not impact the Authority's financial statements.
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

In August 2016, the FASB issued an accounting standards update which clarifies the treatment of several cash flow categories in an attempt to reduce the current diversity in practice. The update also clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This guidance will be required to be applied on a retrospective basis and will be effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods thereafter, with early application permitted. The Authority adopted this guidance in its first quarter of fiscal 2017, and as a result, payments of tender offer and repurchase costs totaling $50.3 million and payments of discounts totaling $15.5 million are classified within cash flows provided by financing activities rather than cash flows provided by operating activities in the accompanying condensed consolidated statement of cash flows for the three months ended December 31, 2016. The adoption of this guidance did not materially impact the accompanying condensed consolidated statement of cash flows for the three months ended December 31, 2015.
In October 2016, the FASB issued an accounting standards update which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of its analysis of whether the VIE should be consolidated. This guidance will be required for annual reporting periods beginning after December 15, 2016, and interim reporting periods thereafter. The Authority is currently evaluating the impact that this guidance will have on its financial statements.

In November 2016, the FASB issued an accounting standards update which clarifies the classification and presentation of restricted cash in the statement of cash flows. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This guidance will be required to be applied on a retrospective basis and will be effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods thereafter, with early application permitted. The Authority is currently evaluating the impact that this guidance will have on its financial statements.

In January 2017, the FASB issued an accounting standards update which eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit's goodwill. Instead, an entity would recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The guidance will be required to be applied to goodwill impairment tests conducted for annual reporting periods beginning after December 15, 2019, and interim reporting periods thereafter, with early adoption permitted. The Authority is currently evaluating the impact that this guidance will have on its financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	December 31, 2016	September 30, 2016
Prior Senior Secured Credit Facility - Revolving, due June 2018	$—	$13,000
Prior Senior Secured Credit Facility - Term Loan A, due June 2018, net of discount and debt issuance costs of $1,464 as of September 30, 2016	—	95,399
Prior Senior Secured Credit Facility - Term Loan B, due June 2018, net of discount and debt issuance costs of $11,119 as of September 30, 2016	—	765,002
Senior Secured Credit Facility - Revolving, due October 2021	99,000	—
Senior Secured Credit Facility - Term Loan A, due October 2021, net of discount and debt issuance costs of $8,664 as of December 31, 2016	419,648	—
Senior Secured Credit Facility - Term Loan B, due October 2023, net of discount and debt issuance costs of $19,027 as of December 31, 2016	764,010	—
2013 9 3/4% Senior Unsecured Notes, due September 2021, net of premium and debt issuance costs of $6,475 as of September 30, 2016	—	578,525
2016 7 7/8% Senior Unsecured Notes, due October 2024, net of discount and debt issuance costs of $13,325 as of December 31, 2016	486,675	—
2015 Senior Unsecured Notes, due December 2017, net of debt issuance costs of $1,679 as of September 30, 2016	—	98,321
2012 11% Senior Subordinated Notes, due September 2018, net of discount and debt issuance costs of $875 as of September 30, 2016	—	99,315
Downs Lodging Credit Facility, due November 2019, net of debt issuance costs of $1,260 as of September 30, 2016	—	20,396
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2017	—	5,500
2013 Mohegan Tribe Promissory Note, due December 2018	—	7,420
Other	2,220	2,289
Long-term debt, excluding capital leases	1,771,553	1,685,167
Less: current portion of long-term debt	(56,472)	(29,759)
Long-term debt, net of current portion	$1,715,081	$1,655,408

Maturities of long-term debt, excluding unamortized debt issuance costs and discounts, are as follows (in thousands, including current maturities):

Less than 1 year	$56,472
1-3 years	127,720
3-5 years	382,340
More than 5 years	1,246,037
Total	$1,812,569

On October 14, 2016, the Authority completed a comprehensive refinancing of its outstanding indebtedness, including the repayment, repurchase and redemption of its Prior Senior Secured Credit Facilities, 2013 Senior Unsecured Notes, 2015 Senior Unsecured Notes and 2012 Senior Subordinated Notes, with proceeds from new senior secured credit facilities and new senior notes (all further discussed below).

The Authority incurred approximately $95.6 million in costs in connection with these refinancing transactions. Previously deferred debt issuance costs and debt discounts totaling $14.9 million, as well as $58.9 million in new transaction costs were expensed and recorded as a loss on modification and early extinguishment of debt. New debt issuance costs totaling $2.5 million were capitalized as an asset and will be amortized over the term of the related debt. The remaining $34.2 million in new debt issuance costs was reflected as debt discount and will be amortized over the term of the related debt.
Prior Senior Secured Credit Facilities
In November 2013, the Authority entered into a loan agreement providing for $855.0 million of term loans and a revolving loan with a letter of credit and borrowing capacity of up to $100.0 million from certain lenders and financial institutions, with RBS Citizens, N.A., serving as Administrative and Collateral Agent (the “Prior Senior Secured Credit Facilities”). On October 14, 2016, the Authority repaid and terminated the Prior Senior Secured Credit Facilities with proceeds from new Senior Secured

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Credit Facilities (further discussed below). As of September 30, 2016, accrued interest, including commitment fees, on the Prior Senior Secured Credit Facilities was $179,000.
Senior Secured Credit Facilities
On October 14, 2016 (the “Closing Date”), the Authority entered into a credit agreement among the Authority, the Tribe, Citizens Bank, N.A., as Administrative and Collateral Agent, and the other lenders and financial institutions party thereto, providing for $1.4 billion in aggregate principal amount of senior secured credit facilities (the “Senior Secured Credit Facilities”), comprised of a $170.0 million senior secured revolving credit facility (the “Revolving Facility”), a $445.0 million senior secured term loan A facility (the “Term Loan A Facility”) and a $785.0 million senior secured term loan B facility (the “Term Loan B Facility). The Senior Secured Credit Facilities mature on October 13, 2021 (in the case of the Revolving Facility and the Term Loan A Facility) and October 13, 2023 (in the case of the Term Loan B Facility).
The Term Loan A Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 15.0% of the initial aggregate principal amount of the Term Loan A Facility for the first two years after the Closing Date, 10.0% of the initial aggregate principal amount of the Term Loan A Facility for the third year after the Closing Date and 7.5% of the initial aggregate principal amount of the Term Loan A Facility in each year thereafter, with the balance payable on the maturity date of the Term Loan A Facility. The Term Loan B Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the initial aggregate principal amount of the Term Loan B Facility. Amortization of the Term Loan A Facility and Term Loan B Facility began with the first full fiscal quarter after the Closing Date.
The proceeds from the Term Loan A Facility and Term Loan B Facility, together with a drawing under the Revolving Facility and proceeds from the 2016 Senior Unsecured Notes (as defined below), were used to: (i) repurchase the Authority’s 2013 Senior Unsecured Notes and 2012 Senior Subordinated Notes, (ii) to satisfy in full all amounts outstanding under the Authority’s Prior Senior Secured Credit Facilities, (iii) to prepay all amounts outstanding under the Authority’s 2015 Senior Unsecured Notes and (iv) to satisfy certain other obligations and to pay related fees and expenses. The Revolving Facility is otherwise available for general corporate purposes.
Borrowings under the Senior Secured Credit Facilities accrue interest as follows: (i) for base rate loans under the Revolving Facility and Term Loan A Facility, at a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 basis points and (c) the one-month LIBOR rate plus 100 basis points (the highest of (a), (b) and (c), the “base rate”), plus a total leverage-based margin of 150 to 325 basis points; (ii) for Eurodollar rate loans under the Revolving Facility and Term Loan A Facility, at the applicable LIBOR rate (subject to a 0.0% LIBOR floor) plus a total leverage-based margin of 250 to 425 basis points; (iii) for base rate loans under the Term Loan B Facility, at the base rate plus 350 basis points; and (iv) for Eurodollar rate loans under the Term Loan B Facility, at the applicable LIBOR rate (subject to a 1.0% LIBOR floor) plus 450 basis points. The Authority is also required to pay a total leverage-based undrawn commitment fee of between 37.5 and 50 basis points under the Revolving Facility. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans is payable at the end of each applicable interest period in arrears, but not less frequently than quarterly.
As of December 31, 2016, the $99.0 million outstanding under the Revolving Facility was comprised of a $44.0 million base rate loan based on a base rate of 3.75% plus 325 basis points, a $30.0 million Eurodollar rate loan based on a Eurodollar rate of 0.68% plus 425 basis points and a $25.0 million Eurodollar rate loan based on a Eurodollar rate of 0.74%plus 425 basis points. The commitment fee was 0.50% as of December 31, 2016. As of December 31, 2016, interest on the $428.3 million outstanding under the Term Loan A Facility was based on a Eurodollar rate of 0.77% plus 425 basis points. As of December 31, 2016, interest on the $783.0 million outstanding under the Term Loan B Facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points. As of December 31, 2016, accrued interest, including commitment fees, on the Senior Secured Credit Facilities was $496,000.
The Authority's obligations under the Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, by the Pocono Subsidiaries, MBC, Mohegan Golf and Mohegan Ventures-NW (collectively, the “Guarantors”; and the Guarantors other than MBC, collectively, the “Grantors”). The collateral securing the Senior Secured Credit Facilities constitutes substantially all of the Authority’s and the Grantors’ property and assets. In the future, certain other subsidiaries of the Authority may be required to become Guarantors and/or Grantors in accordance with the terms of the Senior Secured Credit Facilities.
The Senior Secured Credit Facilities contain customary covenants applicable to the Authority and its restricted subsidiaries, including covenants governing: incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions and mergers or consolidations. The Senior Secured Credit Facilities also include financial maintenance covenants pertaining to total leverage, secured leverage and fixed charge coverage. The Senior Secured

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Credit Facilities also contain customary events of default relating to, among other things, failure to make required payments, breach of covenants and breach of representations.
As of December 31, 2016, the Authority and the Tribe were in compliance with all respective covenant requirements under the Senior Secured Credit Facilities.
Senior Unsecured Notes
2013 9 3/4% Senior Unsecured Notes
In August 2013, the Authority issued $500.0 million senior unsecured notes with fixed interest payable at a rate of 9.75% per annum (the “Initial 2013 Senior Unsecured Notes”). In August 2015, the Authority issued an additional $85.0 million of senior unsecured notes under the Initial 2013 Senior Unsecured Notes indenture (the “Additional 2013 Senior Unsecured Notes” and, together with the Initial 2013 Senior Unsecured Notes, the “2013 Senior Unsecured Notes”). On October 14, 2016, the Authority called for redemption of all of its outstanding 2013 Senior Unsecured Notes. The 2013 Senior Unsecured Notes were redeemed on November 14, 2016. As of September 30, 2016, accrued interest on the 2013 Senior Unsecured Notes was $4.8 million.
2016 7 7/8% Senior Unsecured Notes
On October 14, 2016, the Authority issued $500.0 million senior unsecured notes with fixed interest payable at a rate of 7.875% per annum (the “2016 Senior Unsecured Notes”). The 2016 Senior Unsecured Notes mature on October 15, 2024. Interest on the 2016 Senior Unsecured Notes is payable semi-annually in arrears on April 15 and October 15, with the first interest payment scheduled for April 15, 2017. As of December 31, 2016, accrued interest on the 2016 Senior Unsecured Notes was $8.4 million.
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
The 2016 Senior Unsecured Notes are unsecured, unsubordinated obligations of the Authority. The 2016 Senior Unsecured Notes are guaranteed by the Guarantors and will be guaranteed by any restricted subsidiary of the Authority that becomes a guarantor in accordance with the terms of the 2016 Senior Unsecured Notes indenture.
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
As of December 31, 2016, the Authority and the Tribe were in compliance with all respective covenant requirements under the 2016 Senior Unsecured Notes indenture.
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
Facility Agreement for Senior Unsecured Notes
In November 2015, the Authority entered into an agreement (the “Facility Agreement”) by and among the Authority, the Tribe and UBS AG, London Branch (“UBS”). Pursuant to the Facility Agreement, the Authority may issue, from time to time, to UBS or its designee, senior unsecured notes in an aggregate principal amount of up to $100.0 million (after taking into account borrowings described below), in varying amounts and with varying borrowing dates, maturities and interest rates, as agreed with UBS or its designee.
In November 2015, in accordance with the Facility Agreement, the Authority entered into a note purchase agreement pursuant to which it issued floating rate senior notes in an aggregate principal amount of $100.0 million (the “2015 Senior Unsecured Notes”). On October 14, 2016, the Authority repaid and terminated the 2015 Senior Unsecured Notes. As of September 30, 2016, prepaid interest on the 2015 Senior Unsecured Notes was $1.1 million.
Senior Subordinated Notes
2012 11% Senior Subordinated Notes
In March 2012, the Authority issued $344.2 million Senior Subordinated Toggle Notes with fixed interest payable at a rate of 11% per annum (the “2012 Senior Subordinated Notes”). On October 14, 2016, the Authority called for redemption of all of its outstanding 2012 Senior Subordinated Notes. The 2012 Senior Subordinated Notes were redeemed on November 14, 2016. As of September 30, 2016, accrued interest on the 2012 Senior Subordinated Notes was $490,000.
Line of Credit
On October 14, 2016, in connection with the new Senior Secured Credit Facilities, the Authority entered into a $25.0 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. As of December 31, 2016, no amount was drawn on the Line of Credit. Borrowings under the Line of Credit are uncollateralized general obligations of the Authority. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facilities. As of December 31, 2016, the Authority was in compliance with all covenant requirements under the Line of Credit. As of December 31, 2016 and September 30, 2016, accrued interest on the Line of Credit was $22,000 and $14,000, respectively.
Downs Lodging Credit Facility
In July 2012, Downs Lodging, LLC ("Downs Lodging"), a single purpose entity and wholly-owned subsidiary of the Authority, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender (the “Prior Downs Lodging Credit Facility”). The proceeds from the Prior Downs Lodging Credit Facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun Pocono.
In November 2015, the Prior Downs Lodging Credit facility was refinanced with proceeds from a new credit agreement, providing for a $25.0 million term loan from a third-party lender (the “Downs Lodging Credit Facility”), and a cash payment of the remaining amount. On October 14, 2016, the Authority repaid and terminated the Downs Lodging Credit Facility, and simultaneously merged Downs Lodging into Downs Racing, with Downs Racing being the surviving entity. As of September 30, 2016, accrued interest on the Downs Lodging Credit Facility was $73,000.
2012 Mohegan Tribe Minor's Trust Promissory Note
In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan (the “2012 Mohegan Tribe Minor's Trust Promissory Note”). On October 14, 2016, the Authority repaid the remaining outstanding principal amount of the 2012 Mohegan Tribe Minor’s Trust Promissory Note. As of September 30, 2016, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $2,000.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

2013 Mohegan Tribe Promissory Note
In March 2013, MG&H purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a $7.4 million promissory note (the “2013 Mohegan Tribe Promissory Note”). On October 14, 2016, the Authority repaid the 2013 Mohegan Tribe Promissory Note. As of September 30, 2016, accrued interest on the 2013 Mohegan Tribe Promissory Note was $1,000.
2015 Mohegan Tribe Promissory Note
In November 2015, the Tribe made a $22.5 million loan to Mohegan Gaming Advisors (the “2015 Mohegan Tribe Promissory Note”). The remaining outstanding principal amount of the 2015 Mohegan Tribe Promissory Note was repaid at maturity in April 2016.

NOTE 4—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $12.0 million and $10.6 million for the three months ended December 31, 2016 and 2015, respectively.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. Expenses incurred for such services were recorded within operating costs and expenses in the accompanying condensed consolidated statements of income (loss) and comprehensive income (loss) as follows (in millions):

	For the Three Months Ended
	December 31, 2016	December 31, 2015
Gaming	$1.1	$1.0
Advertising, general and administrative	5.3	5.0
Corporate	1.6	1.5
Total	$8.0	$7.5
The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $4.2 million and $3.8 million for the three months ended December 31, 2016 and 2015, respectively.
The Authority incurred interest expense associated with borrowings from the Mohegan Tribe totaling $32,000 and $599,000 for the three months ended December 31, 2016 and 2015, respectively.

The Authority leases the land on which Mohegan Sun is located from the Tribe under a long-term lease agreement. In July 2008, the Authority entered into an additional land lease agreement with the Tribe relating to property located adjacent to the Tribe's reservation that is utilized by Mohegan Sun for employee parking. This agreement required the Authority to make monthly payments equaling $75,000 until maturity on June 30, 2018. The Authority classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease. This land lease was paid off and terminated on October 14, 2016 and the property was merged into the land under the long-term lease agreement.
In March 2015, the Authority entered into a sublease agreement with the Mohegan Tribal Finance Authority to sublease the Earth Hotel Tower and related improvements for the purpose of operating the hotel on a triple net basis for a term of 28 years and 4 months. The Authority also entered into a similar sublease agreement with the Tribe to sublease a related connector which connects the Earth Hotel Tower to the Sky Hotel lobby. Rental payments under these subleases commenced with the opening of the Earth Hotel Tower, which occurred in November 2016. The Authority classified these subleases as operating leases for financial reporting purposes in accordance with authoritative guidance issued by the FASB pertaining to the accounting for leases. The Authority incurred lease expenses associated with these subleases totaling $1.7 million for the three months ended December 31, 2016, which were recorded within hotel operating costs and expenses in the accompanying condensed consolidated statement of loss and comprehensive loss.
As of December 31, 2016 and September 30, 2016, funds loaned, including accrued interest, to Salishan Company, LLC and its owner in connection with the Cowlitz Project totaled $3.3 million and $2.8 million, respectively.

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
The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $37.0 million and $35.8 million for the three months ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and September 30, 2016, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $12.5 million and $12.3 million, respectively.
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

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $27.7 million and $30.4 million for the three months ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and September 30, 2016, outstanding Pennsylvania Slot Machine Tax payments totaled $7.1 million and $4.8 million, respectively.
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
The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.8 million and $1.6 million for the three months ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and September 30, 2016, outstanding Pennsylvania Table Game Tax payments totaled $161,000 and $93,000, respectively.

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
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $1.2 million for each of the three months ended December 31, 2016 and 2015. As of December 31, 2016 and September 30, 2016, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $157,000 and $112,000, respectively.
Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which are also to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 12 of the 14 authorized gaming facilities have commenced operations. As of December 31, 2016, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee.
The Authority reflected expenses associated with this repayment schedule totaling $152,000 and $157,000 for the three months ended December 31, 2016 and 2015, respectively.
Horsemen’s Agreement
Downs Racing and the PSHRC are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2017. As of December 31, 2016 and September 30, 2016, outstanding payments to the PSHRC for purses earned by horsemen, but not yet paid, totaled $5.0 million.
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

The Authority reflected payments associated with the Priority Distribution Agreement totaling $10.0 million for each of the three months ended December 31, 2016 and 2015.
Litigation and Legal Proceedings
On February 2, 2017, the Authority was informed by a representative of the PGCB’s Office of Enforcement Counsel (“OEC”) that OEC is nearing completion of a review of possible operational control deficiencies at Mohegan Sun Pocono, and that based on OEC’s preliminary findings, OEC anticipates that Mohegan Sun Pocono will be subject to disciplinary action including a fine and undertakings to remediate the issues identified by OEC. The operational control deficiencies, which the Authority is presently in the process of remediating, relate to, among other things, its system of tracking and reporting the issuance of certain customer incentives such as free promotional slot play.
On February 14, 2017, the Authority informed OEC that, in connection with the Authority’s ongoing review of Mohegan Sun Pocono’s operations, the Authority terminated in January 2017 Mohegan Sun Pocono’s business relationship with ReferLocal,

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

a marketing and advertising company with which Mohegan Sun Pocono did business since 2011 and in which the Authority’s former President and Chief Executive Officer has a 5% equity interest, which equity interest had not previously been disclosed to the Authority’s Management Board. On February 3, 2017, the Authority received a letter from counsel to ReferLocal asserting, among other things, that ReferLocal had suffered damages in connection with the termination of this business relationship and may seek recovery of such damages from the Authority and its former President and Chief Executive Officer. ReferLocal is not registered with the PGCB as a gaming service provider, and the Authority cannot predict whether OEC will conclude that such registration was required or that one or more other aspects of Mohegan Sun Pocono’s prior business relationship with ReferLocal was not in compliance with applicable gaming regulations.
The outcome of the foregoing matters is uncertain and the Authority cannot estimate the extent of materiality or the amount or range of reasonably possible loss that may result from them.
The Authority is also a defendant in various claims and legal actions resulting from its normal course of business. Some of these matters relate to personal injuries to patrons and damages to patrons' personal assets. The Authority estimates guest claims expense and accrues for such liabilities based upon historical experience. In management's opinion, the aggregate liability, if any, arising from such litigations will not have a material impact on the Authority's financial position, results of operations or cash flows.

NOTE 6—MOHEGAN VENTURES-NORTHWEST, LLC (COWLITZ PROJECT):
Mohegan Ventures-NW, a wholly-owned subsidiary of the Authority, is one of three current members in Salishan-Mohegan. Salishan-Mohegan was formed to participate in the development and management of ilani Casino Resort, a gaming and entertainment facility owned by the federally-recognized Cowlitz Tribe and its gaming authority, CTGA, which is currently being constructed on the Cowlitz reservation in Clark County, Washington. Mohegan Ventures-NW, Salishan Company, LLC, an unrelated entity, and a subsidiary of the Tribe hold membership interests in Salishan-Mohegan of 49.15%, 40% and 10.85%, respectively. Salishan-Mohegan is not a restricted entity of the Authority, and therefore, is not a guarantor of the Authority’s debt obligations.
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
In March 2013, litigation commenced challenging the decision of the Assistant Secretary—Indian Affairs of the Department of the Interior to take the Cowlitz Project site into trust. In December 2014, the U.S. District Court for the District of Columbia granted summary judgment in favor of the federal government and Cowlitz Tribe, upholding the Record of Decision to take the site into trust. The plaintiffs appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In July 2016, the Circuit Court of Appeals affirmed the judgment of the District Court in its entirety. In November 2016, certain of the plaintiffs filed a petition to the U.S. Supreme Court for a writ of certiorari to overturn the Circuit Court of Appeals ruling and that petition remains pending. The Authority can provide no assurance as to the outcome of that petition or any future litigation.

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
The Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Authority's estimate of the probability that the receivables will be collected. The Authority assesses the reserve for doubtful collection of the Salishan-Mohegan receivables for adequacy on a quarterly basis. In fiscal 2016, following the financing of the Cowlitz Project, the Authority reduced the reserve for doubtful collection of the Salishan-Mohegan receivables. Future developments in the construction and opening of the casino, cash flows generated by the casino and other matters affecting the Cowlitz Project could affect the collectability of the Salishan-Mohegan receivables and the related reserve. As of December 31, 2016 and September 30, 2016, the Salishan-Mohegan receivables, including accrued interest, totaled $84.3 million and $81.9 million, respectively. As of December 31, 2016 and September 30, 2016, related reserves for doubtful collection totaled $16.9 million and $16.4 million, respectively. The Salishan-Mohegan receivables were included in other assets, net, in the accompanying condensed consolidated balance sheets.
The Authority earned development fees, including accrued interest, totaling $1.8 million and $4.5 million for the three months ended December 31, 2016 and 2015, respectively.

NOTE 7—MOHEGAN GAMING ADVISORS, LLC (PROJECT INSPIRE):
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
Mohegan Gaming Advisors and its partner have each contributed approximately $100.0 million in cash into Project Inspire. As of December 31, 2016, unused contributions, after factoring in the effect of the exchange rate, totaled approximately $184.5 million and were included in non-current assets - restricted cash in the accompanying condensed consolidated balance sheet.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 8—SEGMENT REPORTING:
As of December 31, 2016, the Authority owns and operates, either directly or through subsidiaries, the Connecticut Facilities and the Pennsylvania Facilities. Substantially all of the Authority's revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Authority has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities. The Authority's operations related to investments in unconsolidated affiliates and certain other Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.

	For the Three Months Ended
(in thousands)	December 31, 2016	December 31, 2015
Net revenues:
Mohegan Sun	$259,203	$255,083
Mohegan Sun Pocono	68,418	73,024
Corporate and other	3,431	6,352
Inter-segment revenues	(60)	(1,273)
Total	$330,992	$333,186
Income (loss) from operations:
Mohegan Sun	$49,349	$59,054
Mohegan Sun Pocono	7,910	9,006
Corporate and other	(7,839)	2,016
Total	49,420	70,076
Interest income	2,900	2,130
Interest expense	(30,035)	(34,147)
Loss on modification and early extinguishment of debt	(73,796)	(207)
Loss from unconsolidated affiliates	(731)	(393)
Other income (expense), net	1	(9)
Net income (loss)	(52,241)	37,450
(Income) loss attributable to non-controlling interests	619	(5,531)
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$(51,622)	$31,919
Comprehensive income (loss):
Foreign currency translation	(18,310)	(613)
Other comprehensive loss	(18,310)	(613)
Other comprehensive loss attributable to non-controlling interests	9,413	—
Other comprehensive loss attributable to Mohegan Tribal Gaming Authority	(8,897)	(613)
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$(60,519)	$31,306

	For the Three Months Ended
(in thousands)	December 31, 2016	December 31, 2015
Capital expenditures incurred:
Mohegan Sun	$6,894	$6,086
Mohegan Sun Pocono	1,255	1,374
Corporate and other	2,498	87
Total	$10,647	$7,547

(in thousands)	December 31, 2016	September 30, 2016
Total assets:
Mohegan Sun	$1,347,381	$1,332,231
Mohegan Sun Pocono	585,162	551,116
Corporate and other	298,744	344,615
Total	$2,231,287	$2,227,962

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

•
the fact that our former President and Chief Executive Officer resigned from those positions on February 14, 2017 and we are currently under the leadership of an interim Chief Executive Officer pending our ability to retain an executive in that capacity on a permanent basis;

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

•
failure by our employees, agents, affiliates, vendors or businesses to comply with applicable laws, rules and regulations, including state gaming laws and regulations and anti-bribery laws such as the United States Foreign Corrupt Practices Act, and similar anti-bribery laws in other jurisdictions; and

•	fluctuations in foreign currency exchange rates.
Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.
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
Mohegan Sun currently operates in an approximately 5.0 million square-foot facility, which includes the following:
Casino of the Earth
As of December 31, 2016, Casino of the Earth offered:

•	approximately 180,000 square feet of gaming space;

•	approximately 2,545 slot machines and 145 traditional and electronic table games;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

•
food and beverage amenities, including: Seasons Buffet, a 784-seat multi-station buffet with live cooking stations, Bobby Flay's Bobby's Burger Palace, Bean and Vine Café & Wine Bar, Bow & Arrow Sports Bar and multiple service bars, all operated by us, as well as Ballo Italian Restaurant & Social Club, Jumbo Oriental, a full-service Asian restaurant and food court, Chick-Fil-A, Frank Pepe Pizzeria Napoletana, Hash House a Go Go, Fidelia's Market, an approximately 290-seat multi-station food court, and Carlo's Bakery operated by third-parties, for a total restaurant seating of approximately 2,245;

•	five Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars;

•	an approximately 400-room Earth Hotel Tower;

•	COMIX, an approximately 415-seat comedy club and craft beer bar operated by a third-party; and

•	the Wolf Den, an approximately 10,000-square-foot, 275-seat lounge featuring live entertainment seven days a week.
Casino of the Sky
As of December 31, 2016, Casino of the Sky offered:

•	approximately 119,000 square feet of gaming space;

•	approximately 2,005 slot machines and 105 traditional and electronic table games;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, a 24-hour coffee shop and three lounges and bars, all operated by us, as well as four additional full-service restaurants, four quick-service restaurants and a multi-station food court operated by third-parties, for a total restaurant seating of approximately 2,200;

•	The Shops at Mohegan Sun containing 33 retail shops, six of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret theatre;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Lansdowne Irish Pub and Music House with restaurant seating of approximately 205, Avalon Nightclub and Vista Lounge, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.
Casino of the Wind
As of December 31, 2016, Casino of the Wind offered:

•	approximately 45,000 square feet of gaming space;

•	approximately 520 slot machines, 25 traditional table games and a 42-table themed poker room;

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
Mohegan Sun Pocono currently operates in an approximately 400,000-square-foot facility, which includes the following as of December 31, 2016:

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

Market and Competition from Other Gaming Operations
Our gaming operation at Mohegan Sun is one of only two current gaming operations in southern New England offering traditional slot machines and table games, with the other operation being our sole gaming competitor in the State of Connecticut, Foxwoods Resort Casino, or Foxwoods, owned by the Mashantucket Pequot Tribe and located approximately 10 miles from Mohegan Sun. We also face competition from gaming facilities in the states of Rhode Island, Massachusetts, New York and New Jersey. In addition, we face competition in and from the Northeastern Pennsylvania gaming market. Please refer to “Part I. Item 1. Business-Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and our other reports and filings with the SEC for further details regarding current and potential competition from other gaming operations.
Explanation of Key Financial Statement Captions
There has been no material change from the explanation of key financial statement captions previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Results of Operations
Summary Operating Results
As of December 31, 2016, we own and operate, either directly or through subsidiaries: (1) Mohegan Sun, the Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise, or collectively, the Connecticut facilities, and (2) Mohegan Sun Pocono and its off-track wagering facilities, or collectively, the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania facilities. Our operations related to investments in unconsolidated affiliates and certain other Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended December 31,
	2016	2015	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$259,203	$255,083	$4,120	1.6%
Mohegan Sun Pocono	68,418	73,024	(4,606)	(6.3)%
Corporate and other	3,431	6,352	(2,921)	(46.0)%
Inter-segment revenues	(60)	(1,273)	1,213	(95.3)%
Total	$330,992	$333,186	$(2,194)	(0.7)%
Income (loss) from operations:
Mohegan Sun	$49,349	$59,054	$(9,705)	(16.4)%
Mohegan Sun Pocono	7,910	9,006	(1,096)	(12.2)%
Corporate and other	(7,839)	2,016	(9,855)	N.M.
Total	$49,420	$70,076	$(20,656)	(29.5)%
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$(51,622)	$31,919	$(83,541)	N.M.
Operating margin:
Mohegan Sun	19.0%	23.2%	(4.2)%	(18.1)%
Mohegan Sun Pocono	11.6%	12.3%	(0.7)%	(5.7)%
Total	14.9%	21.0%	(6.1)%	(29.0)%
_________
N.M. - Not meaningful.

The most significant factors and trends that we believe impacted our operating and financial performance were as follows:

•	strong overall business volumes at Mohegan Sun;

•	higher slot and non-gaming revenues at Mohegan Sun driven by the property's 20th anniversary festivities and the opening of its new 400-room Earth Hotel Tower;

•	lower table game revenues at Mohegan Sun due to lower table game hold percentage;

•	higher entertainment and other promotional expenses associated with Mohegan Sun’s 20th anniversary festivities;

•	lower slot revenues at Mohegan Sun Pocono;

•	higher Corporate expenses;

•	competitive gaming markets;

•	lower interest expense; and

•	a $73.8 million non-operating loss on modification and early extinguishment of debt.
Net revenues for the three months ended December 31, 2016 compared to the same period in the prior year decreased primarily as a result of lower table game revenues at Mohegan Sun and lower slot revenues at Mohegan Sun Pocono, combined with a reduction in Corporate revenues. These results were partially offset by higher slot and non-gaming revenues at Mohegan Sun.
Income from operations for the three months ended December 31, 2016 compared to the same period in the prior year declined primarily due to higher overall operating costs and expenses, combined with the decrease in net revenues.
Net income attributable to the Authority for the three months ended December 31, 2016 compared to the same period in the prior year decreased primarily as a result of the loss on modification and early extinguishment of debt, combined with the reduction in income from operations. These results were partially offset by lower interest expense.
Mohegan Sun
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2016	2015	Variance	Percentage Variance
Gaming	$222,180	$224,570	$(2,390)	(1.1)%
Food and beverage	16,123	14,994	1,129	7.5%
Hotel (1)	13,342	10,981	2,361	21.5%
Retail, entertainment and other	28,619	23,172	5,447	23.5%
Gross revenues	280,264	273,717	6,547	2.4%
Less-Promotional allowances	21,061	18,634	2,427	13.0%
Net revenues	$259,203	$255,083	$4,120	1.6%
_________

(1)	The new 400-room Earth Hotel Tower opened on November 10, 2016.
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended December 31,
	2016	2015
Gaming	79.3%	82.0%
Food and beverage	5.7%	5.5%
Hotel	4.8%	4.0%
Retail, entertainment and other	10.2%	8.5%
Total	100.0%	100.0%

Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2016	2015	Variance	Percentage Variance
Food and beverage	$6,376	$5,857	$519	8.9%
Hotel	3,717	3,380	337	10.0%
Retail, entertainment and other	10,968	9,397	1,571	16.7%
Total	$21,061	$18,634	$2,427	13.0%
The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended December 31,
	2016	2015	Variance	Percentage Variance
Food and beverage	$5,470	$5,403	$67	1.2%
Hotel	2,175	1,594	581	36.4%
Retail, entertainment and other	10,943	8,894	2,049	23.0%
Total	$18,588	$15,891	$2,697	17.0%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2016	2015	Variance	Percentage Variance
Slots:
Handle	$1,795,730	$1,765,802	$29,928	1.7%
Gross revenues	$148,181	$142,947	$5,234	3.7%
Net revenues	$141,935	$138,402	$3,533	2.6%
Free promotional slot plays (1)	$14,566	$14,760	$(194)	(1.3)%
Weighted average number of machines (in units)	5,096	5,146	(50)	(1.0)%
Hold percentage (gross)	8.3%	8.1%	0.2%	2.5%
Win per unit per day (gross) (in dollars)	$316	$302	$14	4.6%
Table games:
Drop	$515,285	$464,860	$50,425	10.8%
Revenues	$77,198	$82,820	$(5,622)	(6.8)%
Weighted average number of games (in units)	273	267	6	2.2%
Hold percentage (2)	15.0%	17.8%	(2.8)%	(15.7)%
Win per unit per day (in dollars)	$3,072	$3,370	$(298)	(8.8)%
Poker:
Revenues	$2,167	$2,417	$(250)	(10.3)%
Weighted average number of tables (in units)	42	42	—	—
Revenue per unit per day (in dollars)	$561	$625	$(64)	(10.2)%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months ended December 31, 2016 compared to the same period in the prior year declined primarily due to a reduction in table game revenues driven by lower hold percentage. These results were partially offset by higher slot revenues. Gaming revenues for the three months ended December 31, 2016 benefited from strong overall business volumes driven by Mohegan Sun’s 20th anniversary festivities during the month of October 2016 and additional available hotel room capacity at the property following the opening of our new 400-room Earth Hotel Tower on November 10, 2016.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2016	2015	Variance	Percentage Variance
Meals served	696	651	45	6.9%
Average price per meal served (in dollars)	$16.36	$16.54	$(0.18)	(1.1)%

Food and beverage revenues for the three months ended December 31, 2016 compared to the same period in the prior year increased primarily as a result of the increase in meals served. The increase in meals served was primarily driven by Mohegan Sun’s 20th anniversary festivities during the month of October 2016 and additional available hotel room capacity at the property following the opening of our new 400-room Earth Hotel Tower on November 10, 2016.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2016	2015	Variance	Percentage Variance
Rooms occupied	122	106	16	15.1%
Occupancy rate	96.4%	98.2%	(1.8)%	(1.8)%
Average daily room rate (in dollars)	$105	$96	$9	9.4%
Revenue per available room (in dollars)	$102	$94	$8	8.5%

Hotel revenues for the three months ended December 31, 2016 compared to the same period in the prior year increased primarily due to additional revenues generated by our new 400-room Earth Hotel Tower, which opened on November 10, 2016.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2016	2015	Variance	Percentage Variance
Arena events (in events)	30	26	4	15.4%
Arena tickets	209	150	59	39.3%
Average price per arena ticket (in dollars)	$58.70	$49.95	$8.75	17.5%

Retail, entertainment and other revenues for the three months ended December 31, 2016 compared to the same period in the prior year increased primarily as a result of higher entertainment revenues reflecting the increase in the number of shows held at the Mohegan Sun Arena, including additional headliner shows driven by Mohegan Sun’s 20th anniversary festivities during the month of October 2016.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2016	2015	Variance	Percentage Variance
Gaming	$122,952	$117,743	$5,209	4.4%
Food and beverage	8,469	8,533	(64)	(0.8)%
Hotel (1)	5,657	3,635	2,022	55.6%
Retail, entertainment and other	14,915	9,077	5,838	64.3%
Advertising, general and administrative	42,245	41,245	1,000	2.4%
Depreciation and amortization	15,141	15,835	(694)	(4.4)%
(Gain) loss on disposition of assets	20	(39)	59	N.M.
Pre-opening	455	—	455	100.0%
Total	$209,854	$196,029	$13,825	7.1%
_________

(1)	The new 400-room Earth Hotel Tower opened on November 10, 2016.
N.M. - Not meaningful.

Gaming costs and expenses for the three months ended December 31, 2016 compared to the same period in the prior year increased primarily due to higher promotional expenses driven by Mohegan Sun’s 20th anniversary festivities during the month of October 2016. The increase in gaming costs and expenses for the three months ended December 31, 2016 also resulted from higher combined slot win and free promotional slot play contribution expenses commensurate with the increase in slot revenues. Expenses associated with the combined slot win and free promotional slot play contributions totaled $37.0 million and $35.8 million for the three months ended December 31, 2016 and 2015, respectively. Gaming costs and expenses as a percentage of gaming revenues were 55.3% and 52.4% for the three months ended December 31, 2016 and 2015, respectively.
Food and beverage costs and expenses for the three months ended December 31, 2016 compared to the same period in the prior year were relatively flat.
Hotel costs and expenses for the three months ended December 31, 2016 compared to the same period in the prior year increased primarily as a result of additional costs and expenses, including lease expenses, associated with our new 400-room Earth Hotel Tower and related connector which are subleased from an instrumentality of the Tribe.
Retail, entertainment and other costs and expenses for the three months ended December 31, 2016 compared to the same period in the prior year increased primarily due to higher direct entertainment costs resulting from the increase in the number of headliner shows held at the Mohegan Sun Arena, including additional headliner shows driven by Mohegan Sun’s 20th anniversary festivities during the month of October 2016. These results were partially offset by higher amounts of retail, entertainment and other complimentaries related costs being allocated to gaming costs and expenses.
Advertising, general and administrative costs and expenses for the three months ended December 31, 2016 compared to the same period in the prior year increased primarily as a result of higher costs related to governmental and consulting services, combined with higher insurance and utility costs.
Pre-opening costs and expenses for the three months ended December 31, 2016 were comprised of personnel costs associated with preparation for the opening of our new 400-room Earth Hotel Tower.
Mohegan Sun Pocono
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2016	2015	Variance	Percentage Variance
Gaming	$62,895	$67,827	$(4,932)	(7.3)%
Food and beverage	6,933	7,023	(90)	(1.3)%
Hotel	1,361	1,356	5	0.4%
Retail, entertainment and other	2,427	2,195	232	10.6%
Gross revenues	73,616	78,401	(4,785)	(6.1)%
Less-Promotional allowances	5,198	5,377	(179)	(3.3)%
Net revenues	$68,418	$73,024	$(4,606)	(6.3)%
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended December 31,
	2016	2015
Gaming	85.4%	86.5%
Food and beverage	9.4%	9.0%
Hotel	1.9%	1.7%
Retail, entertainment and other	3.3%	2.8%
Total	100.0%	100.0%

Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2016	2015	Variance	Percentage Variance
Food and beverage	$4,077	$4,318	$(241)	(5.6)%
Hotel	448	455	(7)	(1.5)%
Retail, entertainment and other	673	604	69	11.4%
Total	$5,198	$5,377	$(179)	(3.3)%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended December 31,
	2016	2015	Variance	Percentage Variance
Food and beverage	$2,644	$2,841	$(197)	(6.9)%
Hotel	264	698	(434)	(62.2)%
Retail, entertainment and other	496	602	(106)	(17.6)%
Total	$3,404	$4,141	$(737)	(17.8)%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2016	2015	Variance	Percentage Variance
Slots:
Handle	$617,579	$666,840	$(49,261)	(7.4)%
Gross revenues	$49,645	$54,554	$(4,909)	(9.0)%
Net revenues	$49,636	$54,460	$(4,824)	(8.9)%
Free promotional slot plays (1)	$10,600	$11,659	$(1,059)	(9.1)%
Weighted average number of machines (in units)	2,244	2,329	(85)	(3.6)%
Hold percentage (gross)	8.0%	8.2%	(0.2)%	(2.4)%
Win per unit per day (gross) (in dollars)	$240	$254	$(14)	(5.5)%
Table games:
Drop	$51,245	$55,969	$(4,724)	(8.4)%
Revenues	$10,564	$10,509	$55	0.5%
Weighted average number of games (in units)	73	73	—	—
Hold percentage (2)	20.6%	18.8%	1.8%	9.6%
Win per unit per day (in dollars)	$1,573	$1,566	$7	0.4%
Poker:
Revenues	$678	$725	$(47)	(6.5)%
Weighted average number of tables (in units)	18	18	—	—
Revenue per unit per day (in dollars)	$409	$438	$(29)	(6.6)%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months ended December 31, 2016 compared to the same period in the prior year decreased primarily as a result of lower slot revenues driven by the declines in both volumes and hold percentage.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2016	2015	Variance	Percentage Variance
Meals served	144	158	(14)	(8.9)%
Average price per meal served (in dollars)	$22.50	$19.78	$2.72	13.8%

Food and beverage revenues for the three months ended December 31, 2016 compared to the same period in the prior year declined primarily due to lower complimentary food and beverage revenues resulting from changes in our promotional offers.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2016	2015	Variance	Percentage Variance
Rooms occupied	20	21	(1)	(4.8)%
Occupancy rate	92.5%	96.0%	(3.5)%	(3.6)%
Average daily room rate (in dollars)	$64	$60	$4	6.7%
Revenue per available room (in dollars)	$59	$58	$1	1.7%

Hotel revenues for the three months ended December 31, 2016 compared to the same period in the prior year were relatively flat.
Retail, entertainment and other revenues for the three months ended December 31, 2016 compared to the same period in the prior year increased primarily as a result of higher entertainment revenues driven by an increase in the number of shows held at our 1,500-seat entertainment venue.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2016	2015	Variance	Percentage Variance
Gaming	$46,430	$49,250	$(2,820)	(5.7)%
Food and beverage	1,860	1,791	69	3.9%
Hotel	546	1,394	(848)	(60.8)%
Retail, entertainment and other	472	412	60	14.6%
Advertising, general and administrative	8,151	8,131	20	0.2%
Depreciation and amortization	3,049	3,029	20	0.7%
Loss on disposition of assets	—	11	(11)	(100.0)%
Total	$60,508	$64,018	$(3,510)	(5.5)%
Gaming costs and expenses for the three months ended December 31, 2016 compared to the same period in the prior year declined primarily as a result of lower Pennsylvania slot machine tax expenses commensurate with the decrease in slot revenues and lower costs related to Momentum Dollar redemptions at Mohegan Sun Pocono-owned outlets. Expenses associated with the Pennsylvania slot machine tax totaled $27.7 million and $30.4 million for the three months ended December 31, 2016 and 2015, respectively. Expenses associated with the Pennsylvania table game tax totaled $1.8 million and $1.6 million for the three months ended December 31, 2016 and 2015, respectively. Gaming costs and expenses as a percentage of gaming revenues were 73.8% and 72.6% for the three months ended December 31, 2016 and 2015, respectively.
Food and beverage costs and expenses for the three months ended December 31, 2016 compared to the same period in the prior year increased primarily due to lower amounts of food and beverage complimentaries related costs being allocated to gaming costs and expenses and higher payroll costs. These results were partially offset by lower cost of goods sold commensurate with the decline in food and beverage revenues.
Hotel costs and expenses for the three months ended December 31, 2016 compared to the same period in the prior year declined primarily as a result of the elimination of lease expenses due to the merger of Downs Lodging, LLC into Mohegan Sun Pocono. Downs Lodging, LLC financed and built the hotel and convention center operated by Mohegan Sun Pocono.
Retail, entertainment and other costs and expenses for the three months ended December 31, 2016 compared to the same period in the prior year increased primarily due to higher entertainment costs driven by the increase in the number of shows held at our 1,500-seat entertainment venue. The increase in retail, entertainment and other costs and expenses for the three months ended December 31, 2016 also resulted from lower amounts of retail, entertainment and other complimentaries related costs being allocated to gaming costs and expenses.
Advertising, general and administrative costs and expenses for the three months ended December 31, 2016 compared to the same period in the prior year were relatively flat.

Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2016	2015	Variance	Percentage Variance
Gross revenues	$3,479	$6,375	$(2,896)	(45.4)%
Less-Promotional allowances	48	23	25	108.7%
Net revenues	$3,431	$6,352	$(2,921)	(46.0)%

Expenses	$11,248	$4,072	$7,176	176.2%
Depreciation and amortization	22	264	(242)	(91.7)%
Total expenses	$11,270	$4,336	$6,934	159.9%

Corporate and other revenues for the three months ended December 31, 2016 compared to the same period in the prior year decreased primarily as a result of a one-time “catch up” on development fees earned on the Cowlitz Project that was recorded in the three months ended December 31, 2015 following the completion of the project’s financing. The reduction in Corporate and other revenues for the three months ended December 31, 2016 also resulted from the elimination of lease revenues due to the merger of Downs Lodging, LLC into Mohegan Sun Pocono. Downs Lodging, LLC financed and built the hotel and convention center operated by Mohegan Sun Pocono.
Corporate and other expenses for the three months ended December 31, 2016 compared to the same period in the prior year increased primarily due to a reduction in the reserve against reimbursable costs and expenses advanced by us to the Cowlitz Project that was recorded in the three months ended December 31, 2015 following the completion of the project’s financing.
Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2016	2015	Variance	Percentage Variance
Interest income (1)	$2,900	$2,130	$770	36.2%
Interest expense	(30,035)	(34,147)	4,112	12.0%
Loss on modification and early extinguishment of debt	(73,796)	(207)	(73,589)	N.M.
Loss from unconsolidated affiliates	(731)	(393)	(338)	(86.0)%
Other income (expense), net	1	(9)	10	N.M.
Total other expense	$(101,661)	$(32,626)	$(69,035)	(211.6)%
_________

(1)	Primarily represented interest earned on long-term receivables.
N.M. - Not meaningful.
Interest expense for the three months ended December 31, 2016 compared to the same period in the prior year declined as a result of lower weighted average interest rate. Weighted average interest rate was 6.7% for the three months ended December 31, 2016 compared to 7.8% for the three months ended December 31, 2015. Weighted average outstanding debt was $1.79 billion for the three months ended December 31, 2016 compared to $1.75 billion for the three months ended December 31, 2015.

Loss on modification and early extinguishment of debt for the three months ended December 31, 2016 represented financing fees expensed in connection with our October 2016 refinancing transactions. We incurred approximately $95.6 million in costs in connection with these refinancing transactions. Previously deferred debt issuance costs and debt discounts totaling $14.9 million, as well as $58.9 million in new transaction costs were expensed and recorded as a loss on modification and early extinguishment of debt. New debt issuance costs totaling $2.5 million were capitalized as an asset and will be amortized over the term of the related debt. The remaining $34.2 million in new debt issuance costs was reflected as debt discount and will be amortized over the term of the related debt.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, our operating results for the three months ended December 31, 2016 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2016	2015	Variance	Percentage Variance
Net cash provided by operating activities	$27,173	$42,024	$(14,851)	(35.3)%
Net cash used in investing activities	(13,720)	(8,403)	(5,317)	(63.3)%
Net cash provided by financing activities	17,553	124,184	(106,631)	(85.9)%
Net increase in cash and cash equivalents	$31,006	$157,805	$(126,799)	(80.4)%
_________
N.M. - Not meaningful.

As of December 31, 2016 and September 30, 2016, we held cash and cash equivalents of $114.7 million and $83.7 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, amortization of debt issuance costs, premiums and discounts and provisions and recoveries for losses on receivables.
The decline in cash provided by operating activities for the three months ended December 31, 2016 compared to the same period in the prior year resulted from the reduction in income from operations, partially offset by lower working capital requirements. Cash provided by operating activities for the three months ended December 31, 2016 were also negatively impacted by approximately $8.6 million as a result of our October 2016 refinancing transactions.
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
The increase in cash used in investing activities for the three months ended December 31, 2016 compared to the same period in the prior year was primarily due to a partial repayment of reimbursable costs and expenses advanced by us to the Cowlitz Project that was received in the three months ended December 31, 2015 following the completion of the project’s financing.
The decline in cash provided by financing activities for the three months ended December 31, 2016 compared to the same period in the prior year was primarily driven by payments of tender offer and repurchase costs and financing fees in connection with our October 2016 refinancing transactions, combined with decreased borrowings.
External Sources of Liquidity
As of December 31, 2016, our outstanding indebtedness was as follows (excluding unamortized debt issuance costs and discounts):

•	$99.0 million Senior Secured Credit Facility - Revolving, due October 2021;

•	$428.3 million Senior Secured Credit Facility - Term Loan A, due October 2021;

•	$783.0 million Senior Secured Credit Facility - Term Loan B, due October 2023;

•	$500.0 million Senior Unsecured Notes, due October 2024; and

•	$2.2 million in other indebtedness.

Please refer to “Part I. Item 1. Note 3—Long-Term Debt” in this Quarterly Report on Form 10-Q which summarizes the terms of our debt agreements as of December 31, 2016.
The senior secured credit facilities contain customary covenants applicable to us and our restricted subsidiaries, including covenants governing: incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions, mergers or consolidations and capital expenditures. Additionally, the senior secured credit facilities include financial maintenance covenants pertaining to total leverage, senior secured leverage and minimum fixed charge coverage.

Maximum total leverage ratio covenant, or ratio of total debt to Consolidated EBITDA for the Test Period, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
December 31, 2016 through June 30, 2017	6.00:1.00
September 30, 2017 and December 31, 2017	5.75:1.00
March 31, 2018 and June 30, 2018	5.50:1.00
September 30, 2018 and December 31, 2018	5.25:1.00
March 31, 2019 and June 30, 2019	5.00:1.00
September 30, 2019 and each fiscal quarter ending thereafter	4.75:1.00
Maximum senior secured leverage ratio covenant, or ratio of secured debt to Consolidated EBITDA for the Test Period, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
December 31, 2016 and March 31, 2017	4.50:1.00
June 30, 2017 and September 30, 2017	4.25:1.00
December 31, 2017	4.00:1.00
March 31, 2018 and June 30, 2018	3.75:1.00
September 30, 2018 and December 31, 2018	3.50:1.00
March 31, 2019 and June 30, 2019	3.25:1.00
September 30, 2019 and each fiscal quarter ending thereafter	3.00:1.00
Minimum fixed charge coverage ratio covenant, as defined under the senior secured credit facilities:

Fiscal Quarters Ending:
December 31, 2016 and thereafter	1.05:1.00
As of December 31, 2016, we and the Tribe were in compliance with all respective covenant requirements under all relevant credit facilities and note indentures.

Capital Expenditures
The following table presents data related to capital expenditures (in millions):

	Capital Expenditures
	Three Months Ended	Remaining Forecasted	Total Forecasted
	December 31, 2016	Fiscal Year 2017 (1)	Fiscal Year 2017 (1)
Mohegan Sun:
Maintenance	$6.1	$28.9	$35.0
Development	0.8	0.1	0.9
Subtotal	6.9	29.0	35.9
Mohegan Sun Pocono:
Maintenance	1.3	6.0	7.3
Development	(0.1)	0.8	0.7
Subtotal	1.2	6.8	8.0
Corporate:
Maintenance	—	0.2	0.2
Development	—	0.7	0.7
Other - Project Inspire	2.5	—	2.5
Subtotal	2.5	0.9	3.4
Total	$10.6	$36.7	$47.3
_________

(1)	Excludes forecasted capital expenditures for Project Inspire.
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun Pocono. We plan to fund any development or expansion capital expenditures at Mohegan Sun and Mohegan Sun Pocono through a combination of existing cash, cash flows provided by operating activities and draws under our revolving facility.
Interest Expense
The following table presents our interest expense (in thousands):

	For the Three Months Ended December 31,
	2016	2015
Prior senior secured credit facility - revolving	$29	$411
Prior senior secured credit facility - term loan A	204	1,450
Prior senior secured credit facility - term loan B	1,840	12,642
Senior secured credit facility - revolving	904	—
Senior secured credit facility - term loan A	5,236	—
Senior secured credit facility - term loan B	9,908	—
2013 9 3/4% senior unsecured notes	2,252	14,487
2016 7 7/8% senior unsecured notes	8,620	—
2015 senior unsecured notes	237	725
2012 11% senior subordinated notes	417	2,845
Prior line of credit	7	50
Line of credit	83	—
Prior Downs Lodging credit facility	—	625
Downs Lodging credit facility	70	149
2012 Mohegan Tribe Minor's Trust promissory note	23	382
2013 Mohegan Tribe promissory note	10	75
2015 Mohegan Tribe promissory note	—	142
Capital leases	2	22
Amortization of debt issuance costs on revolving credit facilities	193	142
Total interest expense	$30,035	$34,147

Contractual Obligations
The following table presents estimated future payment obligations related to our debt and the timing of those payments as of December 31, 2016 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt, including current portions (excludes unamortized debt issuance costs and discounts)	$1,812,569	$56,472	$127,720	$382,340	$1,246,037
Interest payments on long-term debt	772,067	111,012	227,149	221,982	211,924
Total	$2,584,636	$167,484	$354,869	$604,322	$1,457,961
 ________________________

(1)	Represents payment obligations from January 1, 2017 to December 31, 2017.
There has been no material change to the other contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, distributions to the Tribe and foreseeable capital expenditures for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for further details regarding risks relating to our sufficiency of resources. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, we had approximately $68.5 million of borrowing capacity under the revolving facility and line of credit as of December 31, 2016. Distributions to the Tribe are anticipated to total approximately $60.0 million for fiscal 2017.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of December 31, 2016, our primary exposure to market risk was interest rate risk associated with our senior secured credit facilities which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the senior secured credit facilities.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of December 31, 2016 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of December 31, 2016.

	Expected Maturity Date						Total	Fair Value
	2017	2018	2019	2020	2021	Thereafter
Liabilities (in thousands)
Long-term debt, including current portions (1):
Fixed rate	$342	$422	$422	$348	$322	$500,363	$502,219	$510,345
Average interest rate	—	—	—	—	—	7.9%	7.8%
Variable rate	$37,300	$74,600	$57,913	$44,006	$41,225	$1,055,306	$1,310,350	$1,316,726
Average interest rate (2)	5.2%	5.7%	6.1%	6.4%	6.6%	6.9%	6.3%
_________

(1)	Excludes unamortized debt issuance costs and discounts.

(2)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $13.1 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding the Authority’s legal proceedings please refer to “Part I. Item 1—Notes to Condensed Consolidated Financial Statements, Note 5—Commitments and Contingencies” in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
There has been no material change from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, except for the following:
We anticipate being subject to disciplinary action by the Pennsylvania Gaming Control Board.
As disclosed in more detail in “Part I. Item 1—Notes to Condensed Consolidated Financial Statements, Note 5—Commitments and Contingencies” in this Quarterly Report on Form 10-Q, we anticipate being subject to disciplinary action by the Pennsylvania Gaming Control Board including a fine and undertakings to remediate certain operational control deficiencies. The outcome of these matters is uncertain and we cannot estimate the extent of materiality or the amount or range of reasonably possible loss that may result from them.

We depend on the continued services of key management and employees. An inability to retain our key personnel or attract and retain other highly skilled employees could have a material adverse effect on our business.
Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team. Our Chief Executive Officer, Mitchell Grossinger Etess, is currently serving in that capacity on an interim basis pending our ability to retain a permanent replacement. The loss of the services of one or more of our senior executives, or the inability to attract and retain a permanent replacement for Mr. Etess, could have a material adverse effect on our business.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	February 21, 2017	By:	/S/ KEVIN P. BROWN
Kevin P. Brown Chairman and Member, Management Board

Date:	February 21, 2017	By:	/S/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	February 21, 2017	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

Exhibit No.	Description
3.18
Articles of Amendment of Mohegan Golf, LLC, dated as of April 8, 2008 (filed as Exhibit 3.18 to the Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the SEC on May 15, 2008 and incorporated by reference herein).

3.19	Operating Agreement of Mohegan Golf, LLC, dated as of April 8, 2008 (filed as Exhibit 3.22 to the 2014 Form S-4 and incorporated by reference herein).

4.1
Indenture, dated as of October 14, 2016, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Guarantors party thereto and U.S. Bank National Association, as Trustee, relating to the 7.875% Senior Notes due 2024 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.1 to the Authority’s Form 8-K, filed with the SEC on October 20, 2016 and incorporated by reference herein).

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
____________

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