Form 10-Q
period 2017-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2017-05-15
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

MOHEGAN TRIBAL GAMING AUTHORITY
INDEX TO FORM 10-Q

		Page Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2017 and September 30, 2016 (unaudited)	3

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three Months and Six Months Ended March 31, 2017 and 2016 (unaudited)	4

	Condensed Consolidated Statements of Changes in Capital for the Three Months and Six Months Ended March 31, 2017 and 2016 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2017 and 2016 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42

Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 6.	Exhibits	43

Signatures.	Mohegan Tribal Gaming Authority	44

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$80,846	$83,743
Restricted cash	1,119	1,232
Receivables, net	33,664	42,783
Inventories	14,938	15,312
Other current assets	18,538	22,409
Total current assets	149,105	165,479
Non-current assets:
Restricted cash	195,484	205,833
Property and equipment, net	1,320,057	1,326,544
Goodwill	39,459	39,459
Other intangible assets, net	404,084	404,289
Other assets, net	95,685	86,358
Total assets	$2,203,874	$2,227,962
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$81,040	$24,259
Due to Mohegan Tribe	—	5,500
Current portion of capital leases	—	856
Trade payables	11,228	13,690
Construction payables	5,858	8,462
Accrued interest payable	18,414	5,512
Other current liabilities	148,005	149,361
Total current liabilities	264,545	207,640
Non-current liabilities:
Long-term debt, net of current portion	1,615,861	1,647,988
Due to Mohegan Tribe, net of current portion	—	7,420
Capital leases, net of current portion	—	665
Other long-term liabilities	1,393	1,597
Total liabilities	1,881,799	1,865,310
Commitments and Contingencies
Capital:
Retained earnings	204,950	249,102
Accumulated other comprehensive income	3,414	5,106
Mohegan Tribal Gaming Authority total capital	208,364	254,208
Non-controlling interests	113,711	108,444
Total capital	322,075	362,652
Total liabilities and capital	$2,203,874	$2,227,962
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Revenues:
Gaming	$293,736	$296,685	$578,811	$589,082
Food and beverage	21,731	21,183	44,787	43,200
Hotel	14,919	12,080	29,622	24,417
Retail, entertainment and other	29,508	24,276	63,973	54,745
Gross revenues	359,894	354,224	717,193	711,444
Less-Promotional allowances	(23,070)	(22,435)	(49,377)	(46,469)
Net revenues	336,824	331,789	667,816	664,975
Operating costs and expenses:
Gaming*	160,200	163,765	329,582	330,758
Food and beverage	10,241	9,809	20,570	20,133
Hotel*	6,971	3,686	13,174	7,502
Retail, entertainment and other	11,582	8,330	26,969	17,819
Advertising, general and administrative*	50,193	51,846	100,589	101,222
Corporate*	20,260	15,069	31,448	19,081
Depreciation and amortization	18,090	18,669	36,302	37,797
(Gain) loss on disposition of assets	(111)	357	(91)	329
Pre-opening	(26)	—	429	—
Total operating costs and expenses	277,400	271,531	558,972	534,641
Income from operations	59,424	60,258	108,844	130,334
Other income (expense):
Interest income	2,678	2,055	5,578	4,185
Interest expense	(28,594)	(34,198)	(58,629)	(68,345)
Loss on modification and early extinguishment of debt	—	—	(73,796)	(207)
Loss from unconsolidated affiliates	(2,114)	(451)	(2,845)	(844)
Other income (expense), net	2	(7)	3	(16)
Total other expense	(28,028)	(32,601)	(129,689)	(65,227)
Net income (loss)	31,396	27,657	(20,845)	65,107
(Income) loss attributable to non-controlling interests	74	2,828	693	(2,703)
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$31,470	$30,485	$(20,152)	$62,404
Comprehensive income (loss):
Foreign currency translation	15,009	4,815	(3,301)	4,202
Other comprehensive income (loss)	15,009	4,815	(3,301)	4,202
Other comprehensive (income) loss attributable to non-controlling interests	(7,804)	(2,177)	1,609	(2,177)
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	7,205	2,638	(1,692)	2,025
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$38,675	$33,123	$(21,844)	$64,429

The accompanying notes are an integral part of these condensed consolidated financial statements.
* These financial statement line items include costs and expenses associated with related party transactions (refer to Note 4).

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mohegan Tribal Gaming Authority Total Capital	Non-controlling Interests	Total Capital
Balance, December 31, 2016	$185,480	$(3,791)	$181,689	$98,412	$280,101
Net income (loss)	31,470	—	31,470	(74)	31,396
Foreign currency translation adjustment	—	7,205	7,205	7,804	15,009
Share-based compensation	—	—	—	7,569	7,569
Distributions to Mohegan Tribe	(12,000)	—	(12,000)	—	(12,000)
Balance, March 31, 2017	$204,950	$3,414	$208,364	$113,711	$322,075

Balance, September 30, 2016	$249,102	$5,106	$254,208	$108,444	$362,652
Net loss	(20,152)	—	(20,152)	(693)	(20,845)
Foreign currency translation adjustment	—	(1,692)	(1,692)	(1,609)	(3,301)
Share-based compensation	—	—	—	7,569	7,569
Distributions to Mohegan Tribe	(24,000)	—	(24,000)	—	(24,000)
Balance, March 31, 2017	$204,950	$3,414	$208,364	$113,711	$322,075

Balance, December 31, 2015	$190,771	$(613)	$190,158	$4,270	$194,428
Net income (loss)	30,485	—	30,485	(2,828)	27,657
Foreign currency translation adjustment	—	2,638	2,638	2,177	4,815
Contributions from members	—	—	—	47,418	47,418
Share-based compensation	—	—	—	6,147	6,147
Distributions to Mohegan Tribe	(10,600)	—	(10,600)	—	(10,600)
Balance, March 31, 2016	$210,656	$2,025	$212,681	$57,184	$269,865

Balance, September 30, 2015	$169,452	$—	$169,452	$(1,411)	$168,041
Net income	62,404	—	62,404	2,703	65,107
Foreign currency translation adjustment	—	2,025	2,025	2,177	4,202
Contributions from members	—	—	—	47,568	47,568
Share-based compensation	—	—	—	6,147	6,147
Distributions to Mohegan Tribe	(21,200)	—	(21,200)	—	(21,200)
Balance, March 31, 2016	$210,656	$2,025	$212,681	$57,184	$269,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	For the Six Months Ended	For the Six Months Ended
	March 31, 2017	March 31, 2016
Cash flows provided by (used in) operating activities:
Net income (loss)	$(20,845)	$65,107
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	36,302	37,797
Loss on modification and early extinguishment of debt, net	65,218	207
Amortization of debt issuance costs, premiums and discounts	3,521	4,679
Provision (recovery) for losses on receivables	1,463	(5,974)
Share-based compensation	7,569	6,147
(Gain) loss on disposition of assets	(91)	329
Loss from unconsolidated affiliates	2,845	844
Changes in operating assets and liabilities:
(Increase) decrease in receivables	8,639	(5,084)
(Increase) decrease in inventories	374	(312)
Increase in prepaid and other assets	(10,166)	(17,452)
Decrease in trade payables	(2,462)	(6,673)
Increase (decrease) in accrued interest	12,902	(6,394)
Increase in other liabilities	7,966	9,986
Net cash flows provided by operating activities	113,235	83,207
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including decreases in construction payables of $2,604 and $8,506, respectively	(31,929)	(28,645)
Issuance of third-party loans and advances	(1,074)	(3,348)
Payments received on third-party loans and advances	87	13,482
(Increase) decrease in restricted cash, net	6,518	(51,404)
Proceeds from asset sales	146	146
Investments in unconsolidated affiliates	(600)	(500)
Investments in the New England Black Wolves	—	(250)
Net cash flows used in investing activities	(26,852)	(70,519)
Cash flows provided by (used in) financing activities:
Prior Senior Secured Credit Facility borrowings - Revolving	35,000	376,000
Prior Senior Secured Credit Facility repayments - Revolving	(48,000)	(355,000)
Prior Senior Secured Credit Facility repayments - Term Loan A	(99,986)	(7,825)
Prior Senior Secured Credit Facility repayments - Term Loan B	(778,175)	(26,768)
Senior Secured Credit Facility borrowings - Revolving	301,000	—
Senior Secured Credit Facility repayments - Revolving	(284,000)	—
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	441,965	—
Senior Secured Credit Facility repayments - Term Loan A	(16,688)	—
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	777,150	—
Senior Secured Credit Facility repayments - Term Loan B	(1,963)	—
Prior Line of Credit borrowings	9,735	251,577
Prior Line of Credit repayments	(9,735)	(251,577)
Line of Credit borrowings	296,550	—
Line of Credit repayments	(290,634)	—
Proceeds from issuance of Senior Unsecured Notes, net of discount	496,355	100,000
Prior Downs Lodging Credit Facility repayments - Term Loan	—	(40,516)
Downs Lodging Credit Facility borrowings - Term Loan	—	25,000
Downs Lodging Credit Facility repayments - Term Loan	(21,656)	(781)
Borrowings from Mohegan Tribe	—	22,500
Repayments to Mohegan Tribe	(12,920)	(10,000)
Repayments of other long-term debt	(785,327)	(255)
Payments on capital lease obligations	(1,521)	(408)
Distributions to Mohegan Tribe	(24,000)	(21,200)
Payments of tender offer and repurchase costs	(50,308)	—
Payments of financing fees	(22,106)	(5,047)
Non-controlling interest contributions	—	47,568
Net cash flows provided by (used in) financing activities	(89,264)	103,268
Net increase (decrease) in cash and cash equivalents	(2,881)	115,956
Effect of exchange rate on cash and cash equivalents	(16)	4,202
Cash and cash equivalents at beginning of period	83,743	65,754
Cash and cash equivalents at end of period	$80,846	$185,912

Supplemental disclosures:
Cash paid during the period for interest	$42,220	$70,070
Non-cash Senior Secured Credit Facility repayments - Term Loan A and Term Loan B	$—	$5,178
Non-cash payments received - Cowlitz Tribal Gaming Authority	$—	$6,000
Non-cash repayments - Mohegan Tribe	$—	$6,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—ORGANIZATION:
The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe” or the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Tribe is a federally-recognized Indian tribe with an approximately 595-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut entered into a compact (the “Mohegan Compact”), which was approved by the United States Secretary of the Interior. The Authority is primarily engaged in the ownership, operation and development of gaming facilities. In October 1996, the Authority opened Mohegan Sun, a gaming and entertainment complex situated on an approximately 196-acre site on the Tribe's reservation. The Authority is governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in the Authority's Management Board.
As of March 31, 2017, the following subsidiaries were wholly-owned by the Authority: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Lacrosse, LLC (“Mohegan Lacrosse”), Mohegan Expo Center, LLC (“Mohegan Expo”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”) and Mohegan Gaming Advisors, LLC ("Mohegan Gaming Advisors").
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
Mohegan Expo was formed to finance, build and operate an exposition and convention center to be located adjacent to Mohegan Sun.
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
As of March 31, 2017, Mohegan Ventures-NW and a subsidiary of the Tribe held 49.15% and 10.85% membership interests in Salishan-Mohegan, LLC (“Salishan-Mohegan”), respectively. Salishan-Mohegan was formed to participate in the development and management of ilani Casino Resort, a gaming and entertainment facility owned by the federally-recognized Cowlitz Indian Tribe (the “Cowlitz Tribe”) and the Cowlitz Tribal Gaming Authority (the “CTGA”), which recently opened on the Cowlitz reservation in Clark County, Washington (the “Cowlitz Project”).
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

•	a 100% membership interest in MGA Korea, LLC (“MGA Korea”). MGA Korea was formed to support certain activities related to Project Inspire.

•	a 100% membership interest in MGNV, LLC (“MGNV”). MGNV was formed to pursue gaming, hospitality and entertainment opportunities in the State of Nevada.

•	a 100% membership interest in MGLA, LLC (“MGLA”). MGLA was formed to pursue gaming, hospitality and entertainment opportunities in the State of Louisiana.

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
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, the Authority's operating results for the three months and six months ended March 31, 2017 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.
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
Receivables from affiliates, which are included in receivables, net, and other assets, net, in the accompanying condensed consolidated balance sheets, consist of reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project (refer to Note 6). The Salishan-Mohegan receivables are payable upon: (1) the related property being taken into trust by the United States Department of the Interior and (2) the receipt of necessary financing for the development of the Cowlitz Project. In March 2015, the Cowlitz Project site was taken into trust by the United States Department of the Interior for the benefit of the Cowlitz Tribe. In addition, in December 2015, the CTGA obtained financing for the Cowlitz Project. The financing provided funding for construction of the Cowlitz Project and a partial repayment of the Salishan-Mohegan receivables. The Authority maintains a reserve for doubtful collection of the remaining Salishan-Mohegan receivables, which is based on the Authority's estimate of the probability that the receivables will be collected. The Authority assesses the reserve for doubtful collection of the Salishan-Mohegan receivables for adequacy on a quarterly basis. In fiscal 2016, following the financing of the Cowlitz Project, the Authority reduced the reserve for doubtful collection of the Salishan-Mohegan receivables. Future developments in the Cowlitz Project, including cash flows generated by the casino resort and other matters affecting the project, could affect the collectability of the Salishan-Mohegan receivables and the related reserve.
Receivables from others, which are primarily included in other assets, net, in the accompanying condensed consolidated balance sheets, consist of funds loaned to a third-party in connection with the Cowlitz Project and a loan to a tenant of Mohegan Sun. The Authority considered maintaining a reserve for doubtful collection of receivables from others based on the Authority's estimate of the probability that these receivables will be collected considering historical experience, creditworthiness of the related third-party and tenant and all other available information; however, no such reserve was deemed necessary as of March 31, 2017. A receivable is charged off against the reserve when the Authority believes it is probable the receivable will not be recovered. The Authority believes that there is no concentration of credit risk for which a reserve has not been established.
The following table presents a reconciliation of long-term receivables, including current portions, and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Others	Total
Balance, December 31, 2016 (1)	$89,775	$3,775	$93,550
Additions:
Advances and other loans, including interest receivable	2,307	661	2,968
Development fees, including interest receivable	1,995	—	1,995
Deductions:
Payments (2)	(939)	(44)	(983)
Balance, March 31, 2017 (1)	$93,138	$4,392	$97,530

Balance, September 30, 2016 (1)	$86,851	$3,373	$90,224
Additions:
Advances and other loans, including interest receivable	4,679	1,106	5,785
Development fees, including interest receivable	3,956	—	3,956
Deductions:
Payments (2)	(2,348)	(87)	(2,435)
Balance, March 31, 2017 (1)	$93,138	$4,392	$97,530
__________

(1)
Includes current portions of $1.6 million, $3.9 million and $4.9 million as of March 31, 2017, December 31, 2016 and September 30, 2016, respectively. Also, includes interest receivable of $56.1 million, $53.6 million and $51.0 million as of March 31, 2017, December 31, 2016 and September 30, 2016, respectively.

(2)	Payments of receivables from affiliates represent payments of development fees earned.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Others	Total
Balance, December 31, 2016	$16,859	$—	$16,859
Additions:
Charges to bad debt expense	462	—	462
Balance, March 31, 2017	$17,321	$—	$17,321

Balance, September 30, 2016	$16,385	$—	$16,385
Additions:
Charges to bad debt expense	936	—	936
Balance, March 31, 2017	$17,321	$—	$17,321
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
The carrying amount of cash and cash equivalents, restricted cash, receivables, trade payables and promissory notes and certain credit facilities approximates fair value. The estimated fair value of the Authority's financing facilities and notes were as follows (in thousands):

	March 31, 2017
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$17,000	$16,915
Senior Secured Credit Facility - Term Loan A	$420,196	$427,777
Senior Secured Credit Facility - Term Loan B	$764,655	$784,016
2016 7 7/8% Senior Unsecured Notes	$486,982	$508,750
Line of Credit	$5,916	$5,886
The estimated fair values of the Authority's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about March 31, 2017.
Share-based Compensation
The Authority accounts for share-based compensation in accordance with authoritative guidance pertaining to share-based payments, which establishes accounting for equity instruments. Share-based compensation is measured at the measurement date, based on the calculated fair value of the award, and is recognized over the requisite service period. Share-based compensation is recognized as an operating expense and totaled $7.6 million and $6.1 million for each of the three months and six months ended March 31, 2017 and 2016, respectively. These expenses were recorded within Corporate operating costs and expenses in the accompanying condensed consolidated statements of income (loss) and comprehensive income (loss).
Additional Cash Flow Information
On March 31, 2016, the bank that administers the Authority’s debt service payments for its senior secured credit facilities made required principal payments on behalf of the Authority totaling $5.2 million, but did not accordingly debit the Authority’s

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

bank account for these payments. As of March 31, 2016, the Authority reflected this transaction as a reduction to current portion of long-term debt and a corresponding increase to other current liabilities. On the following banking day, the bank withdrew the payments from the Authority’s bank account, resulting in reductions to the Authority’s cash and cash equivalents and other current liabilities. Accordingly, the Authority classified the payments made by the bank as non-cash financing outflows and the related amounts owed to the bank as non-cash financing inflows in the accompanying condensed consolidated statement of cash flows for the six months ended March 31, 2016.
In addition, in connection with the financing for the Cowlitz Project, the Cowlitz Tribe repaid $6.0 million of principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note on behalf of Salishan-Mohegan. Accordingly, the Authority classified this payment as a non-cash financing outflow and the related reduction to the Salishan-Mohegan receivables as a non-cash investing inflow in the accompanying consolidated statement of cash flows for the six months ended March 31, 2016.
New Accounting Standards
The following accounting standards were adopted during the current fiscal year:
In August 2014, the FASB issued an accounting standards update which provides guidance on determining when and how to disclose going concern uncertainties in financial statements. The update requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date financial statements are issued. It also requires management to provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. This guidance is required for annual reporting periods ending after December 15, 2016, and interim reporting periods thereafter, with early application permitted. The Authority adopted this guidance in its first quarter of fiscal 2017 and its adoption did not impact the Authority's financial statements.
In February 2015, the FASB issued an accounting standards update which amends existing requirements applicable to reporting entities that are required to evaluate whether certain legal entities should be consolidated. This guidance is required to be applied either on a retrospective or modified retrospective basis and is effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods thereafter, with early application permitted. The Authority adopted this guidance in its first quarter of fiscal 2017 and its adoption did not impact the Authority's financial statements.
In August 2016, the FASB issued an accounting standards update which clarifies the classification and presentation of several categories in the statement of cash flows in an attempt to reduce the current diversity in practice. The update also specifies that whenever cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification and presentation will depend on the predominant source or use. This guidance is required to be applied on a retrospective basis and is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods thereafter, with early application permitted. The Authority adopted this guidance in its first quarter of fiscal 2017 and, as a result, payments of tender offer and repurchase costs totaling $50.3 million and payments of discounts totaling $15.5 million were classified and presented within cash flows provided by financing activities rather than cash flows provided by operating activities in the accompanying condensed consolidated statement of cash flows for the six months ended March 31, 2017. The adoption of this guidance did not materially impact the accompanying condensed consolidated statement of cash flows for the six months ended March 31, 2016.

The following accounting standards will be adopted in future reporting periods:
In May 2014, the FASB issued an accounting standards update on revenue recognition pertaining to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. This guidance is required to be applied on a retrospective basis, using one of two methodologies, and was to be effective for annual reporting periods beginning after December 15, 2016, with early application not being permitted. However, in July 2015, the FASB deferred the effective date by one year. This guidance is now effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods thereafter. Entities are permitted to adopt the guidance as of the original effective date. The FASB has since issued several accounting standards updates to further clarify this guidance including: (1) principal versus agent considerations, (2) identifying performance obligations and licensing, (3) narrow-scope improvements and practical expedients and (4) technical corrections and improvements. The Authority is currently evaluating the impact that this guidance will have on its financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

In February 2016, the FASB issued new guidance pertaining to leases based on the principle that entities should recognize assets and liabilities arising from leases. This guidance does not significantly change lessees’ recognition, measurement and presentation of expenses and cash flows from previous accounting standards. Leases are classified as operating or financing. The primary change in the guidance is the requirement for entities to recognize right-of-use assets representing the right to use leased assets and lease liabilities for payments during the term of operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize assets and liabilities for leases with terms of twelve months or less. Lessors' treatment of leases under this guidance is largely unchanged from previous accounting standards. In addition, the guidance expands disclosure requirements for lease arrangements. This guidance is required to be applied on a modified retrospective basis, which includes a number of practical expedients, and is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods thereafter, with early application permitted. The Authority is currently evaluating the impact that this guidance will have on its financial statements.
In October 2016, the FASB issued an accounting standards update which modifies existing guidance with respect to the method utilized by a decision maker, which holds an indirect interest in a VIE through a common control party, to determine whether it is the primary beneficiary of the VIE. This guidance is required for annual reporting periods beginning after December 15, 2016, and interim reporting periods thereafter. The Authority is currently evaluating the impact that this guidance will have on its financial statements.
In November 2016, the FASB issued an accounting standards update which clarifies the classification and presentation of restricted cash in the statement of cash flows. The update requires that a statement of cash flows explain the total change during the period in cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This guidance is required to be applied on a retrospective basis and is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods thereafter, with early application permitted. The Authority is currently evaluating the impact that this guidance will have on its statement of cash flows.
In January 2017, the FASB issued an accounting standards update which eliminates the second step in the goodwill impairment test that requires an entity to determine the implied fair value of the reporting unit's goodwill. Instead, an entity would recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. This guidance is required to be applied to goodwill impairment tests conducted for annual reporting periods beginning after December 15, 2019, and interim reporting periods thereafter, with early adoption permitted. The Authority is currently evaluating the impact that this guidance will have on its financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	March 31, 2017	September 30, 2016
Prior Senior Secured Credit Facility - Revolving, due June 2018	$—	$13,000
Prior Senior Secured Credit Facility - Term Loan A, due June 2018, net of discount and debt issuance costs of $1,464 as of September 30, 2016	—	95,399
Prior Senior Secured Credit Facility - Term Loan B, due June 2018, net of discount and debt issuance costs of $11,119 as of September 30, 2016	—	765,002
Senior Secured Credit Facility - Revolving, due October 2021	17,000	—
Senior Secured Credit Facility - Term Loan A, due October 2021, net of discount and debt issuance costs of $8,116 as of March 31, 2017	420,196	—
Senior Secured Credit Facility - Term Loan B, due October 2023, net of discount and debt issuance costs of $18,382 as of March 31, 2017	764,655	—
2013 9 3/4% Senior Unsecured Notes, due September 2021, net of premium and debt issuance costs of $6,475 as of September 30, 2016	—	578,525
2016 7 7/8% Senior Unsecured Notes, due October 2024, net of discount and debt issuance costs of $13,018 as of March 31, 2017	486,982	—
2015 Senior Unsecured Notes, due December 2017, net of debt issuance costs of $1,679 as of September 30, 2016	—	98,321
2012 11% Senior Subordinated Notes, due September 2018, net of discount and debt issuance costs of $875 as of September 30, 2016	—	99,315
Line of Credit	5,916	—
Downs Lodging Credit Facility, due November 2019, net of debt issuance costs of $1,260 as of September 30, 2016	—	20,396
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2017	—	5,500
2013 Mohegan Tribe Promissory Note, due December 2018	—	7,420
Other	2,152	2,289
Long-term debt, excluding capital leases	1,696,901	1,685,167
Less: current portion of long-term debt	(81,040)	(29,759)
Long-term debt, net of current portion	$1,615,861	$1,655,408

Maturities of long-term debt, excluding unamortized debt issuance costs and discounts, are as follows (in thousands, including current maturities):

Less than 1 year	$81,040
1-3 years	119,382
3-5 years	291,958
More than 5 years	1,244,037
Total	$1,736,417

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
Prior Senior Secured Credit Facilities
In November 2013, the Authority entered into a loan agreement providing for $855.0 million of term loans and a revolving loan with a letter of credit and borrowing capacity of up to $100.0 million from certain lenders and financial institutions, with RBS Citizens, N.A., serving as Administrative and Collateral Agent (the “Prior Senior Secured Credit Facilities”). On October

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

14, 2016, the Authority repaid and terminated the Prior Senior Secured Credit Facilities with proceeds from new Senior Secured Credit Facilities (further discussed below). As of September 30, 2016, accrued interest, including commitment fees, on the Prior Senior Secured Credit Facilities was $179,000.
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
The proceeds from the Term Loan A Facility and Term Loan B Facility, together with a drawing under the Revolving Facility and proceeds from the 2016 Senior Unsecured Notes (as defined below), were used to: (i) satisfy in full all amounts outstanding under the Authority’s Prior Senior Secured Credit Facilities, (ii) repurchase the Authority’s 2013 Senior Unsecured Notes and 2012 Senior Subordinated Notes, (iii) prepay all amounts outstanding under the Authority’s 2015 Senior Unsecured Notes and (iv) satisfy certain other obligations and pay related fees and expenses. The Revolving Facility is otherwise available for general corporate purposes.
As of March 31, 2017, amounts outstanding under the Revolving Facility, Term Loan A Facility and Term Loan B Facility totaled $17.0 million, $428.3 million and $783.0 million, respectively. As of March 31, 2017, letters of credit issued under the Revolving Facility totaled $2.3 million, of which no amounts were drawn. Inclusive of letters of credit, which reduce borrowing availability under the Revolving Facility, the Authority had approximately $144.8 million of borrowing capacity under its Revolving Facility and Line of Credit as of March 31, 2017.
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
As of March 31, 2017, the $17.0 million outstanding under the Revolving Facility was comprised of a $2.0 million base rate loan based on a base rate of 4.00% plus 325 basis points and a $15.0 million Eurodollar rate loan based on a Eurodollar rate of 0.91% plus 425 basis points. The commitment fee was 0.50% as of March 31, 2017. As of March 31, 2017, interest on the $428.3 million outstanding under the Term Loan A Facility was based on a Eurodollar rate of 0.98% plus 425 basis points. As of March 31, 2017, interest on the $783.0 million outstanding under the Term Loan B Facility was based on the Eurodollar rate floor of 1.0% plus 450 basis points. As of March 31, 2017, accrued interest, including commitment fees, on the Senior Secured Credit Facilities was $183,000.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The Senior Secured Credit Facilities contain customary covenants applicable to the Authority and its restricted subsidiaries, including covenants governing: incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions and mergers or consolidations. The Senior Secured Credit Facilities also include financial maintenance covenants pertaining to total leverage, senior secured leverage and minimum fixed charge coverage. In addition, the Senior Secured Credit Facilities contain customary events of default relating to, among other things, failure to make required payments, breach of covenants and breach of representations.
As of March 31, 2017, the Authority and the Tribe were in compliance with all respective covenant requirements under the Senior Secured Credit Facilities.
Senior Unsecured Notes
2013 9 3/4% Senior Unsecured Notes
In August 2013, the Authority issued $500.0 million senior unsecured notes with fixed interest payable at a rate of 9.75% per annum (the “Initial 2013 Senior Unsecured Notes”). In August 2015, the Authority issued an additional $85.0 million of senior unsecured notes under the Initial 2013 Senior Unsecured Notes indenture (together with the Initial 2013 Senior Unsecured Notes, the “2013 Senior Unsecured Notes”). On October 14, 2016, the Authority called for redemption of all of its outstanding 2013 Senior Unsecured Notes. The 2013 Senior Unsecured Notes were redeemed on November 14, 2016. As of September 30, 2016, accrued interest on the 2013 Senior Unsecured Notes was $4.8 million.
2016 7 7/8% Senior Unsecured Notes
On October 14, 2016, the Authority issued $500.0 million senior unsecured notes with fixed interest payable at a rate of 7.875% per annum (the “2016 Senior Unsecured Notes”). The 2016 Senior Unsecured Notes mature on October 15, 2024. Interest on the 2016 Senior Unsecured Notes is payable semi-annually in arrears on April 15 and October 15, with the first interest payment payable on April 15, 2017. As of March 31, 2017, accrued interest on the 2016 Senior Unsecured Notes was $18.2 million.
At any time prior to October 15, 2019, the Authority may redeem the 2016 Senior Unsecured Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2016 Senior Unsecured Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption and a make-whole premium. The 2016 Senior Unsecured Notes are redeemable at the Authority’s option, in whole or in part, at any time on or after October 15, 2019, at specified redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. If the Authority experiences specific kinds of change-of-control triggering events, it is required to make an offer to repurchase the 2016 Senior Unsecured Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any. Additionally, if the Authority undertakes specific kinds of asset sales and does not use the related sale proceeds for specified purposes, the Authority may be required to offer to repurchase the 2016 Senior Unsecured Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any. In certain circumstances, if any gaming regulatory authority requires a holder or beneficial owner of the 2016 Senior Unsecured Notes to be licensed, qualified or found suitable under applicable gaming laws, and such holder or beneficial owner does not obtain such license, qualification or finding of suitability within a specified time, the Authority can require such holder or beneficial owner to dispose of its 2016 Senior Unsecured Notes or call for redemption of the 2016 Senior Unsecured Notes held by such holder or beneficial owner at a price equal to accrued and unpaid interest, if any, plus the lesser of 100% of the principal amount thereof or the price paid for such notes by such holder or beneficial owner.
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
As of March 31, 2017, the Authority and the Tribe were in compliance with all respective covenant requirements under the 2016 Senior Unsecured Notes indenture.

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
In November 2015, the Authority entered into a note purchase agreement pursuant to which it issued floating rate senior unsecured notes in an aggregate principal amount of $100.0 million (the “2015 Senior Unsecured Notes”). On October 14, 2016, the Authority repaid and terminated the 2015 Senior Unsecured Notes. As of September 30, 2016, prepaid interest on the 2015 Senior Unsecured Notes was $1.1 million.
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
Line of Credit
On October 14, 2016, in connection with the new Senior Secured Credit Facilities, the Authority entered into a $25.0 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable margin based on the Authority's total leverage ratio, as each term is defined under the Line of Credit. As of March 31, 2017, $5.9 million was drawn on the Line of Credit. Borrowings under the Line of Credit are uncollateralized general obligations of the Authority. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facilities. As of March 31, 2017, the Authority was in compliance with all covenant requirements under the Line of Credit. As of March 31, 2017 and September 30, 2016, accrued interest on the Line of Credit was $25,000 and $14,000, respectively.
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
In November 2015, the Prior Downs Lodging Credit facility was refinanced with proceeds from a new credit agreement, providing for a $25.0 million term loan from a third-party lender (the “Downs Lodging Credit Facility”), and a cash payment of the remaining amount. On October 14, 2016, the Authority repaid and terminated the Downs Lodging Credit Facility and, simultaneously, merged Downs Lodging into Downs Racing, with Downs Racing being the surviving entity. As of September 30, 2016, accrued interest on the Downs Lodging Credit Facility was $73,000.
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
2013 Mohegan Tribe Promissory Note
In March 2013, Mohegan Gaming & Hospitality, LLC (“MG&H”), a wholly-owned subsidiary of the Authority, purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a $7.4 million promissory note (the “2013 Mohegan Tribe Promissory Note”). On October 14, 2016, the Authority repaid the 2013 Mohegan Tribe Promissory Note and, simultaneously, dissolved MG&H. As of September 30, 2016, accrued interest on the 2013 Mohegan Tribe Promissory Note was $1,000.
2015 Mohegan Tribe Promissory Note
In November 2015, the Tribe made a $22.5 million loan to Mohegan Gaming Advisors (the “2015 Mohegan Tribe Promissory Note”). The remaining outstanding principal amount of the 2015 Mohegan Tribe Promissory Note was repaid at maturity in April 2016.

NOTE 4—RELATED PARTY TRANSACTIONS:
Distributions to the Tribe totaled $12.0 million and $10.6 million for the three months ended March 31, 2017 and 2016, respectively, and $24.0 million and $21.2 million for the six months ended March 31, 2017 and 2016, respectively.
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. Expenses incurred for such services were recorded within operating costs and expenses in the accompanying condensed consolidated statements of income (loss) and comprehensive income (loss) as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Gaming	$1.1	$1.0	$2.2	$2.0
Advertising, general and administrative	5.4	4.9	10.7	9.9
Corporate	1.5	1.4	3.1	2.9
Total	$8.0	$7.3	$16.0	$14.8
The Authority purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Authority incurred costs for such utilities totaling $4.7 million and $4.0 million for the three months ended March 31, 2017 and 2016, respectively, and $8.9 million and $7.8 million for the six months ended March 31, 2017 and 2016, respectively.
The Authority incurred interest expense associated with borrowings from the Mohegan Tribe totaling $574,000 for the three months ended March 31, 2016 and $32,000 and $1.2 million for the six months ended March 31, 2017 and 2016, respectively. The Authority did not incur any interest expense associated with borrowings from the Mohegan Tribe for the three months ended March 31, 2017.
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
In March 2015, the Authority entered into a sublease agreement with the Mohegan Tribal Finance Authority to sublease the Earth Hotel Tower and related improvements for the purpose of operating the hotel on a triple net basis for a term of 28 years and 4 months. The Authority also entered into a similar sublease agreement with the Tribe to sublease a related connector which connects the Earth Hotel Tower to the Sky Hotel lobby. Rental payments under these subleases commenced with the opening of the Earth Hotel Tower, which occurred in November 2016. The Authority classified these subleases as operating leases for financial reporting purposes in accordance with authoritative guidance issued by the FASB pertaining to the accounting for leases. The Authority incurred lease expenses associated with these subleases totaling $2.3 million and $4.0 million for the three months and six months ended March 31, 2017, respectively. These expenses were recorded within hotel operating costs and expenses in the accompanying condensed consolidated statements of income (loss) and comprehensive income (loss).
As of March 31, 2017 and September 30, 2016, funds loaned, including accrued interest, to Salishan Company, LLC and its owner in connection with the Cowlitz Project totaled $4.0 million and $2.8 million, respectively.

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
The Authority reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $36.9 million and $36.8 million for the three months ended March 31, 2017 and 2016, respectively, and $73.9 million and $72.6 million for the six months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and September 30, 2016, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $13.2 million and $12.3 million, respectively.
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
The Pennsylvania Race Horse Development and Gaming Act stipulates that holders of Category One slot machine licenses must pay a portion of revenues from slot machines to the PGCB on a daily basis (“Pennsylvania Slot Machine Tax”), which includes local share assessments to be paid to the cities and municipalities hosting Mohegan Sun Pocono and amounts to be paid to the Pennsylvania State Horse Racing Commission (the “PSHRC”). The Pennsylvania Slot Machine Tax is currently 55% of gross revenues from slot machines. By statute, 2% of the Pennsylvania Slot Machine Tax is subject to a $10.0 million minimum annual threshold to ensure that the host cities and municipalities receive an annual minimum of $10.0 million in local share assessments. However, on September 28, 2016, the Pennsylvania Supreme Court declared this provision to be unconstitutional and imposed a deadline of 120 days before its ruling will take effect. This deadline was subsequently extended to May 26, 2017. Downs Racing maintains a $1.5 million escrow deposit in the name of the Commonwealth of Pennsylvania for Pennsylvania Slot Machine Tax payments, which was included in other assets, net in the accompanying condensed consolidated balance sheets.

The Authority reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $28.2 million and $30.3 million for the three months ended March 31, 2017 and 2016, respectively, and $55.9 million and $60.7 million for the six months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and September 30, 2016, outstanding Pennsylvania Slot Machine Tax payments totaled $2.1 million and $4.8 million, respectively.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The Authority reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.7 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively, and $3.5 million and $3.1 million for the six months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and September 30, 2016, outstanding Pennsylvania Table Game Tax payments totaled $107,000 and $93,000, respectively.
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
The Authority reflected expenses associated with the Pennsylvania Regulatory Fee totaling $1.3 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively, and $2.5 million and $2.3 million for the six months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and September 30, 2016, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $123,000 and $112,000, respectively.
Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which are also to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 12 of the 14 authorized gaming facilities have commenced operations. As of March 31, 2017, the Authority has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, the Authority has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee.
The Authority reflected expenses associated with this repayment schedule totaling $151,000 and $156,000 for the three months ended March 31, 2017 and 2016, respectively, and $303,000 and $313,000 for the six months ended March 31, 2017 and 2016, respectively.
Horsemen’s Agreement
Downs Racing and the PSHRC are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2017. As of March 31, 2017 and September 30, 2016, outstanding payments to the PSHRC for purses earned by horsemen, but not yet paid, totaled $4.8 million and $5.0 million, respectively.
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

The Authority reflected payments associated with the Priority Distribution Agreement totaling $10.0 million and $20.0 million for each of the three months and six months ended March 31, 2017 and 2016, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Litigation and Legal Proceedings
On February 2, 2017, the Authority was informed by a representative of the PGCB’s Office of Enforcement Counsel (“OEC”) that OEC is nearing completion of a review of possible operational control deficiencies at Mohegan Sun Pocono and, based on OEC’s preliminary findings, OEC anticipates that Mohegan Sun Pocono will be subject to disciplinary action, including a fine and undertakings to remediate the issues identified by OEC. The operational control deficiencies, which the Authority is presently in the process of remediating, relate to, among other things, its system of tracking and reporting the issuance of certain patron incentives such as free promotional slot play.
On February 14, 2017, the Authority informed OEC that, in connection with the Authority’s ongoing review of Mohegan Sun Pocono’s operations, the Authority terminated in January 2017 Mohegan Sun Pocono’s business relationship with ReferLocal, a marketing and advertising company with which Mohegan Sun Pocono did business since 2011 and in which the Authority’s former President and Chief Executive Officer has a 5% equity interest, which equity interest had not previously been disclosed to the Authority’s Management Board. On February 3, 2017, the Authority received a letter from counsel to ReferLocal asserting, among other things, that ReferLocal had suffered damages in connection with the termination of this business relationship and may seek recovery of such damages from the Authority and its former President and Chief Executive Officer. ReferLocal is not registered with the PGCB as a gaming service provider, and the Authority cannot predict whether OEC will conclude that such registration was required or that one or more other aspects of Mohegan Sun Pocono’s prior business relationship with ReferLocal was not in compliance with applicable gaming regulations.
On May 2, 2017, the Authority received a Demand for Documents and Investigatory Subpoena from OEC seeking information relating to the matters described above, and the Authority is cooperating with OEC to fully comply with this request.
The outcome of the foregoing matters is uncertain and the Authority cannot estimate the extent of materiality or the amount or range of reasonably possible loss that may result from them, if any.
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

NOTE 6—MOHEGAN VENTURES-NORTHWEST, LLC (COWLITZ PROJECT):
Mohegan Ventures-NW, a wholly-owned subsidiary of the Authority, is a member of Salishan-Mohegan. Salishan-Mohegan was formed to participate in the development and management of ilani Casino Resort, a gaming and entertainment facility owned by the federally-recognized Cowlitz Tribe and the CTGA, which recently opened on the Cowlitz reservation in Clark County, Washington. As of March 31, 2017, Mohegan Ventures-NW, Salishan Company, LLC (“Salishan Company”), an unrelated entity, and a subsidiary of the Tribe held membership interests in Salishan-Mohegan of 49.15%, 40% and 10.85%, respectively. Salishan-Mohegan is not a restricted entity of the Authority, and therefore, is not a guarantor of the Authority’s debt obligations.
In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time.
Under the terms of the development agreement, Salishan-Mohegan assisted in securing financing, as well as administration and oversight of the planning, design, development, construction and furnishing of the Cowlitz Project. The development agreement provides for development fees of 3% of total project costs, as defined under the development agreement. Under the terms of Salishan-Mohegan's operating agreement, development fees earned by Salishan-Mohegan are distributed to Mohegan Ventures-NW. In 2006, pursuant to the development agreement, Salishan-Mohegan purchased an approximately 156-acre site for the casino resort.
In addition, certain receivables contributed to Salishan-Mohegan and amounts advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe are reimbursable to Salishan-Mohegan by the Cowlitz Tribe, subject to appropriate approvals defined under the development agreement.
Under the terms of the management agreement, Salishan-Mohegan will manage, operate and maintain the casino resort for a period of seven years following federal approval of the management agreement by the National Indian Gaming Commission. The management agreement provides for management fees of 24% of net revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Under the terms of Salishan-Mohegan’s operating agreement, management fees will be allocated to the members of Salishan-Mohegan based on their respective membership interests.

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
In March 2013, litigation commenced challenging the decision of the Assistant Secretary—Indian Affairs of the Department of the Interior to take the Cowlitz Project site into trust. In December 2014, the U.S. District Court for the District of Columbia granted summary judgment in favor of the federal government and Cowlitz Tribe, upholding the Record of Decision to take the site into trust. The plaintiffs appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In July 2016, the Circuit Court of Appeals affirmed the judgment of the District Court in its entirety. In November 2016, certain of the plaintiffs filed a petition to the U.S. Supreme Court for a writ of certiorari to overturn the Circuit Court of Appeals ruling. In April 2017, the U.S. Supreme Court denied the petition, thereby ending that challenge to the decision to take the Cowlitz Project site into trust.
In connection with the United States Department of the Interior’s action to take the Cowlitz Project site into trust in March 2015, the Cowlitz Tribe leased a substantial portion of the Cowlitz Project site back to Salishan-Mohegan for a nominal rental fee. The carrying value of the land totaling approximately $20.0 million was transferred to the Cowlitz Tribe at the time the site was taken into trust. This transfer resulted in additional receivables due from the Cowlitz Tribe. In April 2016, the remaining land totaling approximately $686,000 was transferred to CTGA. In connection with this transfer, Salishan-Mohegan assigned the outstanding balance of the promissory note that funded the acquisition of this portion of the land totaling approximately $342,000 to CTGA. The remaining $344,000 was recorded as an additional receivable due from the Cowlitz Tribe.
In December 2015, the CTGA obtained financing for the Cowlitz Project. The financing provided funding for construction of the Cowlitz Project and a partial repayment of the Salishan-Mohegan receivables. In connection with this transaction, Salishan-Mohegan was repaid $19.4 million of the Salishan-Mohegan receivables, a portion of which was used to repay certain outstanding debt of Salishan-Mohegan. Under the terms of the development agreement, the remaining outstanding Salishan-Mohegan receivables are to be repaid in equal monthly installments over a seven-year period commencing the first month following the opening of the Cowlitz Project which occurred on April 24, 2017, subject to conditions of the Cowlitz financing. The remaining outstanding Salishan-Mohegan receivables accrue interest at an annual rate equal to 1.0% above the Cowlitz Project financing rate, or 12.5%. Pursuant to the development agreement, repayment of the remaining outstanding Salishan-Mohegan receivables may accelerate depending on the level of available cash at the end of each fiscal year, subject to certain conditions as set forth in the development agreement, including conditions of the Cowlitz financing. Also in connection with the Cowlitz financing, Salishan-Mohegan assigned the lease for the Cowlitz Project site to CTGA.
The Authority maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Authority's estimate of the probability that the receivables will be collected. The Authority assesses the reserve for doubtful collection of the Salishan-Mohegan receivables for adequacy on a quarterly basis. In fiscal 2016, following the financing of the Cowlitz Project, the Authority reduced the reserve for doubtful collection of the Salishan-Mohegan receivables. Future developments in the Cowlitz Project, including cash flows generated by the casino and other matters affecting the project, could affect the collectability of the Salishan-Mohegan receivables and the related reserve. As of March 31, 2017 and September 30, 2016, the Salishan-Mohegan receivables, including accrued interest, totaled $86.6 million and $81.9 million, respectively. As of March 31, 2017 and September 30, 2016, related reserves for doubtful collection totaled $17.3 million and $16.4 million, respectively. The Salishan-Mohegan receivables were included in other assets, net, in the accompanying condensed consolidated balance sheets.
The Authority earned development fees, including accrued interest, totaling $2.2 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively, and $4.0 million and $5.8 million for the six months ended March 31, 2017 and 2016, respectively.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Mohegan Gaming Advisors and its partner have each contributed approximately $100.0 million in cash into Project Inspire. As of March 31, 2017 and September 30, 2016, unused contributions, after factoring in the effect of the exchange rate, totaled approximately $195.5 million and $205.8 million, respectively, and were included in non-current assets - restricted cash in the accompanying condensed consolidated balance sheets.
As of March 31, 2017 and September 30, 2016, Inspire Integrated Resort had total assets of $204.4 million and $207.6 million, respectively, and total liabilities of $785,000 and $1.3 million, respectively.

NOTE 8—SEGMENT REPORTING:
As of March 31, 2017, the Authority owns and operates, either directly or through subsidiaries, the Connecticut Facilities and the Pennsylvania Facilities. Substantially all of the Authority's revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Authority's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Authority has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities. The Authority's operations related to investments in unconsolidated affiliates and certain other Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.

	For the Three Months Ended		For the Six Months Ended
(in thousands)	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Net revenues:
Mohegan Sun	$264,994	$256,186	$524,197	$511,269
Mohegan Sun Pocono	68,303	73,686	136,721	146,710
Corporate and other	3,587	3,190	7,018	9,542
Inter-segment revenues	(60)	(1,273)	(120)	(2,546)
Total	$336,824	$331,789	$667,816	$664,975
Income (loss) from operations:
Mohegan Sun	66,485	61,677	$115,834	$120,731
Mohegan Sun Pocono	9,691	10,732	17,601	19,738
Corporate and other	(16,752)	(12,151)	(24,591)	(10,135)
Total	59,424	60,258	108,844	130,334
Interest income	2,678	2,055	5,578	4,185
Interest expense	(28,594)	(34,198)	(58,629)	(68,345)
Loss on modification and early extinguishment of debt	—	—	(73,796)	(207)
Loss from unconsolidated affiliates	(2,114)	(451)	(2,845)	(844)
Other income (expense), net	2	(7)	3	(16)
Net income (loss)	31,396	27,657	(20,845)	65,107
(Income) loss attributable to non-controlling interests	74	2,828	693	(2,703)
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$31,470	$30,485	$(20,152)	$62,404
Comprehensive income (loss):
Foreign currency translation	15,009	4,815	(3,301)	4,202
Other comprehensive income (loss)	15,009	4,815	(3,301)	4,202
Other comprehensive (income) loss attributable to non-controlling interests	(7,804)	(2,177)	1,609	(2,177)
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	7,205	2,638	(1,692)	2,025
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$38,675	$33,123	$(21,844)	$64,429

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Six Months Ended
(in thousands)	March 31, 2017	March 31, 2016
Capital expenditures incurred:
Mohegan Sun	$19,843	$17,988
Mohegan Sun Pocono	2,875	2,048
Corporate and other	6,607	103
Total	$29,325	$20,139

(in thousands)	March 31, 2017	September 30, 2016
Total assets:
Mohegan Sun	$1,323,398	$1,332,231
Mohegan Sun Pocono	583,427	551,116
Corporate and other	297,049	344,615
Total	$2,203,874	$2,227,962

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 9—SUBSEQUENT EVENTS:
Amendment to Senior Secured Credit Facilities
On April 14, 2017, the Authority entered into a First Amendment to Credit Agreement by and among the Authority, the Tribe, Citizens Bank, N.A., as Administrative and Collateral Agent, and the other lenders and financial institutions party thereto, amending the Authority’s Senior Secured Credit Facilities. The amendment reduces the interest rate margins applicable to the Revolving Facility, Term Loan A Facility and Term Loan B Facility by 0.50%. The Authority incurred approximately $3.0 million in transaction costs in connection with this amendment. The Authority has not yet completed its evaluation of the accounting of these transaction costs.
Mohegan Sun Exposition and Convention Center
In March 2017, the Authority commenced its $80.0 million exposition and convention center expansion project at Mohegan Sun. The approximately 240,000-square-foot exposition and convention center is anticipated to include a convention and conference center, a ballroom, 18 meeting rooms, a boardroom with an outdoor terrace and a kitchen. The exposition and convention center, which will be located adjacent to and fully integrated into Mohegan Sun, is being developed and built by Mohegan Expo, a wholly-owned subsidiary of the Authority, on an approximately 4.6-acre parcel of land leased from the Authority. The costs for the exposition and convention center are being funded through a combination of third-party financing obtained by Mohegan Expo of up to approximately $33.0 million and an investment by the Authority. The Authority incurred approximately $1.5 million in transaction costs in connection with the third-party financing. The Authority has not yet completed its evaluation of the accounting of these transaction costs. The exposition and convention center is expected to open in the summer of 2018.
Cowlitz Project Membership Interest Redemption and Withdrawal Agreement
On April 14, 2017, Salishan Company and Salishan-Mohegan entered into a Membership Interest Redemption and Withdrawal Agreement (the “Redemption and Withdrawal Agreement”), pursuant to which Salishan-Mohegan agreed to redeem all of Salishan Company’s right, title and interest in and to its membership interests of Salishan-Mohegan, and Salishan Company agreed to resign and irrevocably withdraw as a member of Salishan-Mohegan. As a result of this withdrawal, Mohegan Ventures-NW and a subsidiary of the Tribe now hold membership interests in Salishan-Mohegan of 81.92% and 18.08%, respectively. As consideration for the redemption, Salishan-Mohegan agreed to pay Salishan Company a redemption price, the amount of which will be determined by future binding arbitration. In connection with the Redemption and Withdrawal Agreement, the parties also formed a new joint venture development entity, Salishan-Mohegan Development Company, LLC (“SMDC”), to which Salishan-Mohegan has assigned a right of first refusal for certain subsequent material expansion or future development as provided in the development agreement for the Cowlitz Project. Mohegan Ventures-NW, Salishan Company and a subsidiary of the Tribe hold membership interests in SMDC of 49.15%, 40% and 10.85%, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements include information relating to business development activities, as well as capital spending, financing sources and the effects of regulation, including gaming and tax regulation, and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, those relating to the following:

•	the financial performance of Mohegan Sun and Mohegan Sun Pocono and our Pennsylvania off-track wagering facilities;

•	the local, regional, national or global economic climate;

•	increased competition, including the expansion of gaming in New England, New York, New Jersey, Pennsylvania or outside of the United States;

•	our leverage and ability to meet our debt service obligations and maintain compliance with financial debt covenants;

•	the continued availability of financing;

•	our dependence on existing management;

•
the fact that our former President and Chief Executive Officer resigned from those positions on February 14, 2017 and we are currently under the leadership of an interim Chief Executive Officer pending retention of an executive in that capacity on a permanent basis;

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
Mohegan Sun
In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on an approximately 196-acre site on the Tribe's reservation overlooking the Thames River with direct access from Interstate 395 and Connecticut Route 2A. Mohegan Sun is approximately 125 miles from New York City, New York, and approximately 100 miles from Boston, Massachusetts. In 2002, we completed a major expansion of Mohegan Sun known as Project Sunburst, which included increased gaming, restaurant and retail space, an entertainment arena, an approximately 1,200-room luxury Sky Hotel Tower and approximately 100,000 square feet of convention space. In 2007, we opened Sunrise Square, and, in 2008, we opened Casino of the Wind, both components of Mohegan Sun's Project Horizon expansion.
Mohegan Sun currently operates in an approximately 5.0 million square-foot facility, which includes the following:
Casino of the Earth
As of March 31, 2017, Casino of the Earth offered:

•	approximately 185,000 square feet of gaming space;

•	approximately 2,480 slot machines and 145 traditional and electronic table games;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

•
food and beverage amenities, including: Seasons Buffet, a 784-seat multi-station buffet with live cooking stations, Bobby Flay's Bobby's Burger Palace, Bean and Vine Café & Wine Bar, Bow & Arrow Sports Bar and multiple service bars, all operated by us, as well as Ballo Italian Restaurant & Social Club, Jumbo Oriental, a full-service Asian restaurant and food court, Chick-Fil-A, Frank Pepe Pizzeria Napoletana, Hash House a Go Go, Fidelia's Market, an approximately 290-seat multi-station food court, and Carlo's Bakery operated by third-parties, for a total restaurant seating of approximately 2,240;

•	five Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars;

•	an approximately 400-room Earth Hotel Tower;

•	COMIX, an approximately 415-seat comedy club and craft beer bar operated by a third-party; and

•	the Wolf Den, an approximately 10,000-square-foot, 275-seat lounge featuring live entertainment seven days a week.
Casino of the Sky
As of March 31, 2017, Casino of the Sky offered:

•	approximately 125,000 square feet of gaming space;

•	approximately 1,965 slot machines and 105 traditional and electronic table games;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, a 24-hour coffee shop and three lounges and bars, all operated by us, as well as five additional full-service restaurants, two quick-service restaurants and a multi-station food court operated by third-parties, for a total restaurant seating of approximately 2,200;

•	The Shops at Mohegan Sun containing 31 retail shops, five of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret theatre;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Lansdowne Irish Pub and Music House with restaurant seating of approximately 205, Avalon Nightclub and Vista Lounge, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.
Casino of the Wind
As of March 31, 2017, Casino of the Wind offered:

•	approximately 40,000 square feet of gaming space;

•	approximately 520 slot machines, 25 traditional table games and a 42-table themed poker room;

•
food and beverage amenities, including: a two-level, 16,000-square-foot Jimmy Buffett's Margaritaville Restaurant and a casual dining restaurant operated by third-parties, for a total restaurant seating of approximately 475; and

•	Mist, a nightlife entertainment venue operated by us.
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
Mohegan Sun Pocono currently operates in an approximately 400,000-square-foot facility, which includes the following as of March 31, 2017:

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

Results of Operations
Summary Operating Results
As of March 31, 2017, we own and operate, either directly or through subsidiaries: (1) Mohegan Sun, the Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise, or collectively, the Connecticut facilities, and (2) Mohegan Sun Pocono and its off-track wagering facilities, or collectively, the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania facilities. Our operations related to investments in unconsolidated affiliates and certain other Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$264,994	$256,186	$8,808	3.4%	$524,197	$511,269	$12,928	2.5%
Mohegan Sun Pocono	68,303	73,686	(5,383)	(7.3)%	136,721	146,710	(9,989)	(6.8)%
Corporate and other	3,587	3,190	397	12.4%	7,018	9,542	(2,524)	(26.5)%
Inter-segment revenues	(60)	(1,273)	1,213	95.3%	(120)	(2,546)	2,426	95.3%
Total	$336,824	$331,789	$5,035	1.5%	$667,816	$664,975	$2,841	0.4%
Income (loss) from operations:
Mohegan Sun	$66,485	$61,677	$4,808	7.8%	$115,834	$120,731	$(4,897)	(4.1)%
Mohegan Sun Pocono	9,691	10,732	(1,041)	(9.7)%	17,601	19,738	(2,137)	(10.8)%
Corporate and other	(16,752)	(12,151)	(4,601)	(37.9)%	(24,591)	(10,135)	(14,456)	(142.6)%
Total	$59,424	$60,258	$(834)	(1.4)%	$108,844	$130,334	$(21,490)	(16.5)%
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$31,470	$30,485	$985	3.2%	$(20,152)	$62,404	$(82,556)	(132.3)%
Operating margin:
Mohegan Sun	25.1%	24.1%	1.0%	4.1%	22.1%	23.6%	(1.5)%	(6.4)%
Mohegan Sun Pocono	14.2%	14.6%	(0.4)%	(2.7)%	12.9%	13.5%	(0.6)%	(4.4)%
Total	17.6%	18.2%	(0.6)%	(3.3)%	16.3%	19.6%	(3.3)%	(16.8)%

The most significant factors and trends that we believe impacted our operating and financial performance were as follows:

•	strong overall business volumes at Mohegan Sun;

•
additional hotel room capacity added by our new 400-room Earth Hotel Tower and higher slot and non-gaming revenues at Mohegan Sun driven by an increase in the number of shows held at the Mohegan Sun Arena;

•	lower table game revenues at Mohegan Sun in the six months ended March 31, 2017 due to lower table game hold percentage;

•	higher entertainment and other promotional expenses at Mohegan Sun in the six months ended March 31, 2017 driven, in part, by the property's 20th anniversary festivities;

•	lower gaming and non-gaming revenues at Mohegan Sun Pocono;

•	higher Corporate expenses;

•	competitive gaming markets;

•	lower interest expense; and

•	a $73.8 million non-operating loss on modification and early extinguishment of debt in the six months ended March 31, 2017.
Net revenues for the three months and six months ended March 31, 2017 compared to the same periods in the prior year increased modestly as a result of higher slot and non-gaming revenues at Mohegan Sun.
Income from operations for the three months and six months ended March 31, 2017 compared to the same periods in the prior year declined primarily due to higher overall operating costs and expenses.
Net income attributable to the Authority for the three months ended March 31, 2017 compared to the same period in the prior year increased primarily as a result of lower interest expense. Net income attributable to the Authority for the six months ended March 31, 2017 compared to the same period in the prior year decreased primarily due to the loss on modification and early extinguishment of debt, combined with the reduction in income from operations. These results were partially offset by lower interest expense.
Mohegan Sun
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Gaming	$229,912	$228,119	$1,793	0.8%	$452,092	$452,689	$(597)	(0.1)%
Food and beverage	15,613	14,121	1,492	10.6%	31,736	29,115	2,621	9.0%
Hotel (1)	13,794	10,692	3,102	29.0%	27,136	21,673	5,463	25.2%
Retail, entertainment and other	24,060	20,234	3,826	18.9%	52,679	43,406	9,273	21.4%
Gross revenues	283,379	273,166	10,213	3.7%	563,643	546,883	16,760	3.1%
Less-Promotional allowances	18,385	16,980	1,405	8.3%	39,446	35,614	3,832	10.8%
Net revenues	$264,994	$256,186	$8,808	3.4%	$524,197	$511,269	$12,928	2.5%
_________

(1)	The new 400-room Earth Hotel Tower opened on November 10, 2016.
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
Gaming	81.1%	83.5%	80.2%	82.8%
Food and beverage	5.5%	5.2%	5.6%	5.3%
Hotel	4.9%	3.9%	4.8%	4.0%
Retail, entertainment and other	8.5%	7.4%	9.4%	7.9%
Total	100.0%	100.0%	100.0%	100.0%

Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Food and beverage	$5,831	$5,703	$128	2.2%	$12,207	$11,560	$647	5.6%
Hotel	4,026	3,479	547	15.7%	7,743	6,859	884	12.9%
Retail, entertainment and other	8,528	7,798	730	9.4%	19,496	17,195	2,301	13.4%
Total	$18,385	$16,980	$1,405	8.3%	$39,446	$35,614	$3,832	10.8%
The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Food and beverage	$5,173	$5,435	$(262)	(4.8)%	$10,643	$10,838	$(195)	(1.8)%
Hotel	2,653	1,686	967	57.4%	4,828	3,280	1,548	47.2%
Retail, entertainment and other	7,875	7,304	571	7.8%	18,818	16,198	2,620	16.2%
Total	$15,701	$14,425	$1,276	8.8%	$34,289	$30,316	$3,973	13.1%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Slots:
Handle	$1,794,537	$1,812,771	$(18,234)	(1.0)%	$3,590,267	$3,578,573	$11,694	0.3%
Gross revenues	$147,464	$147,399	$65	0.0%	$295,645	$290,346	$5,299	1.8%
Net revenues	$142,213	$141,524	$689	0.5%	$284,148	$279,926	$4,222	1.5%
Free promotional slot plays (1)	$14,593	$15,288	$(695)	(4.5)%	$29,159	$30,048	$(889)	(3.0)%
Weighted average number of machines (in units)	5,009	5,140	(131)	(2.5)%	5,053	5,143	(90)	(1.7)%
Hold percentage (gross)	8.2%	8.1%	0.1%	1.2%	8.2%	8.1%	0.1%	1.2%
Win per unit per day (gross) (in dollars)	$327	$315	$12	3.8%	$321	$308	$13	4.2%
Table games:
Drop	$468,837	$458,913	$9,924	2.2%	$984,122	$923,773	$60,349	6.5%
Revenues	$84,516	$83,020	$1,496	1.8%	$161,714	$165,840	$(4,126)	(2.5)%
Weighted average number of games (in units)	274	273	1	0.4%	273	270	3	1.1%
Hold percentage (2)	18.0%	18.1%	(0.1)%	(0.6)%	16.4%	18.0%	(1.6)%	(8.9)%
Win per unit per day (in dollars)	$3,432	$3,338	$94	2.8%	$3,250	$3,354	$(104)	(3.1)%
Poker:
Revenues	$2,363	$2,668	$(305)	(11.4)%	$4,530	$5,085	$(555)	(10.9)%
Weighted average number of tables (in units)	42	42	—	—	42	42	—	—
Revenue per unit per day (in dollars)	$625	$698	$(73)	(10.5)%	$593	$662	$(69)	(10.4)%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months and six months ended March 31, 2017 compared to the same periods in the prior year were relatively flat. Gaming revenues for the three months ended March 31, 2017 reflect modest year-over-year increases in slot revenues driven by improved hold percentage and table game revenues driven by higher volumes. Gaming revenues for the six months ended March 31, 2017 reflect increased slot revenues resulting from higher volumes and hold percentage, partially offset by lower table game revenues due to a decline in hold percentage. Overall gaming revenues for the three months and six months ended March 31, 2017 benefited from additional hotel room capacity added by our new 400-room Earth Hotel Tower which opened on November 10, 2016.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Meals served	721	631	90	14.3%	1,423	1,282	141	11.0%
Average price per meal served (in dollars)	$15.62	$16.31	$(0.69)	(4.2)%	$15.92	$16.43	$(0.51)	(3.1)%

Food and beverage revenues for the three months and six months ended March 31, 2017 compared to the same periods in the prior year increased primarily as a result of the growth in meals served. The growth in meals served reflected strong overall business activity driven by additional hotel room capacity added by our new 400-room Earth Hotel Tower which opened on November 10, 2016 and increases in the number of shows held at the Mohegan Sun Arena.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Rooms occupied	135	106	29	27.4%	257	212	45	21.2%
Occupancy rate	96.5%	98.6%	(2.1)%	(2.1)%	96.4%	98.4%	(2.0)%	(2.0)%
Average daily room rate (in dollars)	$99	$95	$4	4.2%	$102	$96	$6	6.3%
Revenue per available room (in dollars)	$95	$94	$1	1.1%	$98	$94	$4	4.3%

Hotel revenues for the three months and six months ended March 31, 2017 compared to the same periods in the prior year increased primarily due to additional revenues generated by our new 400-room Earth Hotel Tower which opened on November 10, 2016.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Arena events (in events)	30	24	6	25.0%	60	50	10	20.0%
Arena tickets	184	136	48	35.3%	393	286	107	37.4%
Average price per arena ticket (in dollars)	$38.84	$37.31	$1.53	4.1%	$49.40	$43.95	$5.45	12.4%

Retail, entertainment and other revenues for the three months and six months ended March 31, 2017 compared to the same periods in the prior year increased primarily as a result of higher entertainment revenues reflecting the increases in the number of shows held at the Mohegan Sun Arena, including additional headliner shows.

Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Gaming	$114,760	$115,035	$(275)	(0.2)%	$237,712	$232,778	$4,934	2.1%
Food and beverage	8,732	8,132	600	7.4%	17,201	16,665	536	3.2%
Hotel (1)	6,506	3,537	2,969	83.9%	12,163	7,172	4,991	69.6%
Retail, entertainment and other	11,278	8,085	3,193	39.5%	26,193	17,162	9,031	52.6%
Advertising, general and administrative	42,265	43,927	(1,662)	(3.8)%	84,510	85,172	(662)	(0.8)%
Depreciation and amortization	15,105	15,436	(331)	(2.1)%	30,246	31,271	(1,025)	(3.3)%
(Gain) loss on disposition of assets	(111)	357	(468)	N.M.	(91)	318	(409)	N.M.
Pre-opening	(26)	—	(26)	(100.0)%	429	—	429	100.0%
Total	$198,509	$194,509	$4,000	2.1%	$408,363	$390,538	$17,825	4.6%
_________

(1)	The new 400-room Earth Hotel Tower opened on November 10, 2016.
N.M. - Not meaningful.

Gaming costs and expenses for the three months ended March 31, 2017 compared to the same period in the prior year were relatively flat reflecting lower payroll costs and casino marketing and promotional expenses, including lower costs related to Momentum Dollar redemptions at third-party outlets, largely offset by higher costs related to Momentum Dollar redemptions at Mohegan Sun-owned outlets. Gaming costs and expenses for the six months ended March 31, 2017 compared to the same period in the prior year increased primarily due to higher casino marketing and promotional expenses driven by Mohegan Sun’s 20th anniversary festivities during the month of October 2016. The increase in gaming costs and expenses for the six months ended March 31, 2017 also resulted from higher combined slot win and free promotional slot play contribution expenses commensurate with the increase in slot revenues, partially offset by lower payroll costs. Expenses associated with the combined slot win and free promotional slot play contributions totaled $36.9 million and $73.9 million for the three months and six months ended March 31, 2017, respectively, and $36.8 million and $72.6 million for the three months and six months ended March 31, 2016, respectively. Gaming costs and expenses as a percentage of gaming revenues were 49.9% and 52.6% for the three months and six months ended March 31, 2017, respectively, and 50.4% and 51.4% for the three months and six months ended March 31, 2016, respectively.

Food and beverage costs and expenses for the three months and six months ended March 31, 2017 compared to the same periods in the prior year increased primarily due to higher payroll costs and cost of goods sold commensurate with the increases in food and beverage revenues.
Hotel costs and expenses for the three months and six months ended March 31, 2017 compared to the same periods in the prior year increased primarily as a result of additional costs and expenses, including lease expenses, associated with our new 400-room Earth Hotel Tower and related connector which are subleased from an instrumentality of the Tribe. These results were partially offset by higher amounts of hotel complimentaries related costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the three months and six months ended March 31, 2017 compared to the same periods in the prior year increased primarily due to higher direct entertainment costs resulting from the increases in the number of shows held at the Mohegan Sun Arena, including additional headliner shows. These results were partially offset by higher amounts of retail, entertainment and other complimentaries related costs being allocated to gaming costs and expenses.
Advertising, general and administrative costs and expenses for the three months and six months ended March 31, 2017 compared to the same periods in the prior year declined primarily as a result of lower payroll costs. These results were partially offset by higher insurance and utility costs, combined with higher costs related to governmental services.

Mohegan Sun Pocono
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Gaming	$63,824	$68,566	$(4,742)	(6.9)%	$126,719	$136,393	$(9,674)	(7.1)%
Food and beverage	6,118	7,062	(944)	(13.4)%	13,051	14,085	(1,034)	(7.3)%
Hotel	1,125	1,388	(263)	(18.9)%	2,486	2,744	(258)	(9.4)%
Retail, entertainment and other	1,890	2,103	(213)	(10.1)%	4,317	4,298	19	0.4%
Gross revenues	72,957	79,119	(6,162)	(7.8)%	146,573	157,520	(10,947)	(6.9)%
Less-Promotional allowances	4,654	5,433	(779)	(14.3)%	9,852	10,810	(958)	(8.9)%
Net revenues	$68,303	$73,686	$(5,383)	(7.3)%	$136,721	$146,710	$(9,989)	(6.8)%
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
Gaming	87.5%	86.7%	86.5%	86.6%
Food and beverage	8.4%	8.9%	8.9%	8.9%
Hotel	1.5%	1.7%	1.7%	1.8%
Retail, entertainment and other	2.6%	2.7%	2.9%	2.7%
Total	100.0%	100.0%	100.0%	100.0%
Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Food and beverage	$3,822	$4,461	$(639)	(14.3)%	$7,899	$8,779	$(880)	(10.0)%
Hotel	450	451	(1)	(0.2)%	898	906	(8)	(0.9)%
Retail, entertainment and other	382	521	(139)	(26.7)%	1,055	1,125	(70)	(6.2)%
Total	$4,654	$5,433	$(779)	(14.3)%	$9,852	$10,810	$(958)	(8.9)%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Food and beverage	$2,500	$2,861	$(361)	(12.6)%	$5,144	$5,702	$(558)	(9.8)%
Hotel	302	680	(378)	(55.6)%	566	1,378	(812)	(58.9)%
Retail, entertainment and other	305	512	(207)	(40.4)%	801	1,114	(313)	(28.1)%
Total	$3,107	$4,053	$(946)	(23.3)%	$6,511	$8,194	$(1,683)	(20.5)%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Slots:
Handle	$626,828	$686,530	$(59,702)	(8.7)%	$1,244,407	$1,353,370	$(108,963)	(8.1)%
Gross revenues	$51,091	$55,560	$(4,469)	(8.0)%	$100,736	$110,114	$(9,378)	(8.5)%
Net revenues	$51,276	$55,472	$(4,196)	(7.6)%	$100,912	$109,932	$(9,020)	(8.2)%
Free promotional slot plays (1)	$10,860	$11,159	$(299)	(2.7)%	$21,460	$22,818	$(1,358)	(6.0)%
Weighted average number of machines (in units)	2,235	2,331	(96)	(4.1)%	2,240	2,330	(90)	(3.9)%
Hold percentage (gross)	8.2%	8.1%	0.1%	1.2%	8.1%	8.1%	—	—
Win per unit per day (gross) (in dollars)	$255	$262	$(7)	(2.7)%	$248	$258	$(10)	(3.9)%
Table games:
Drop	$47,923	$54,137	$(6,214)	(11.5)%	$99,168	$110,106	$(10,938)	(9.9)%
Revenues	$10,129	$10,399	$(270)	(2.6)%	$20,693	$20,908	$(215)	(1.0)%
Weighted average number of games (in units)	73	73	—	—	73	73	—	—
Hold percentage (2)	21.1%	19.2%	1.9%	9.9%	20.9%	19.0%	1.9%	10.0%
Win per unit per day (in dollars)	$1,542	$1,565	$(23)	(1.5)%	$1,558	$1,566	$(8)	(0.5)%
Poker:
Revenues	$655	$846	$(191)	(22.6)%	$1,333	$1,571	$(238)	(15.1)%
Weighted average number of tables (in units)	18	18	—	—	18	18	—	—
Revenue per unit per day (in dollars)	$404	$516	$(112)	(21.7)%	$407	$477	$(70)	(14.7)%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months and six months ended March 31, 2017 compared to the same periods in the prior year decreased primarily as a result of lower slot revenues driven by the declines in volumes. We believe overall business volumes were negatively impacted by unfavorable weather conditions.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Meals served	121	158	(37)	(23.4)%	265	316	(51)	(16.1)%
Average price per meal served (in dollars)	$21.42	$19.97	$1.45	7.3%	$22.00	$19.87	$2.13	10.7%
Food and beverage revenues for the three months and six months ended March 31, 2017 compared to the same periods in the prior year declined primarily due to lower complimentary food and beverage revenues resulting from changes in our promotional offers.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Rooms occupied	19	21	(2)	(9.5)%	39	42	(3)	(7.1)%
Occupancy rate	90.9%	95.7%	(4.8)%	(5.0)%	91.7%	95.9%	(4.2)%	(4.4)%
Average daily room rate (in dollars)	$55	$62	$(7)	(11.3)%	$60	$61	$(1)	(1.6)%
Revenue per available room (in dollars)	$50	$60	$(10)	(16.7)%	$55	$59	$(4)	(6.8)%

Hotel revenues for the three months and six months ended March 31, 2017 compared to the same periods in the prior year decreased primarily as a result of declines in hotel occupancy within the casino and transient segments.

Retail, entertainment and other revenues for the three months ended March 31, 2017 compared to the same period in the prior year declined primarily due to lower retail revenues resulting from changes in our promotional offers. Retail, entertainment and other revenues for the six months ended March 31, 2017 compared to the same period in the prior year were relatively flat.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Gaming	$45,440	$48,730	$(3,290)	(6.8)%	$91,870	$97,980	$(6,110)	(6.2)%
Food and beverage	1,509	1,677	(168)	(10.0)%	3,369	3,468	(99)	(2.9)%
Hotel	465	1,419	(954)	(67.2)%	1,011	2,813	(1,802)	(64.1)%
Retail, entertainment and other	304	245	59	24.1%	776	657	119	18.1%
Advertising, general and administrative	7,928	7,919	9	0.1%	16,079	16,050	29	0.2%
Depreciation and amortization	2,966	2,964	2	0.1%	6,015	5,993	22	0.4%
Loss on disposition of assets	—	—	—	—	—	11	(11)	(100.0)%
Total	$58,612	$62,954	$(4,342)	(6.9)%	$119,120	$126,972	$(7,852)	(6.2)%
Gaming costs and expenses for the three months and six months ended March 31, 2017 compared to the same periods in the prior year declined primarily as a result of lower Pennsylvania slot machine tax expenses commensurate with the decreases in slot revenues and lower costs related to Momentum Dollar redemptions at Mohegan Sun Pocono-owned and third-party outlets. Expenses associated with the Pennsylvania slot machine tax totaled $28.2 million and $55.9 million for the three months and six months ended March 31, 2017, respectively, and $30.3 million and $60.7 million for the three months and six months ended March 31, 2016, respectively. Expenses associated with the Pennsylvania table game tax totaled $1.7 million and $3.5 million for the three months and six months ended March 31, 2017, respectively, and $1.5 million and $3.1 million for the three months and six months ended March 31, 2016, respectively. Gaming costs and expenses as a percentage of gaming revenues were 71.2% and 72.5% for the three months and six months ended March 31, 2017, respectively, and 71.1% and 71.8% for the three months and six months ended March 31, 2016, respectively.
Food and beverage costs and expenses for the three months and six months ended March 31, 2017 compared to the same periods in the prior year decreased primarily due to lower payroll costs and cost of goods sold commensurate with the declines in food and beverage revenues. These results were partially offset by lower amounts of food and beverage complimentaries related costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the three months and six months ended March 31, 2017 compared to the same periods in the prior year declined primarily as a result of the elimination of lease expenses due to the merger of Downs Lodging, LLC into Mohegan Sun Pocono. Downs Lodging, LLC financed and built the hotel and convention center operated by Mohegan Sun Pocono. These results were partially offset by lower amounts of hotel complimentaries related costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the three months and six months ended March 31, 2017 compared to the same periods in the prior year increased primarily due to lower amounts of retail, entertainment and other complimentaries related costs being allocated to gaming costs and expenses and higher entertainment costs driven by increases in the number of shows held at our 1,500-seat entertainment venue. These results were partially offset by lower retail cost of goods sold commensurate with the declines in retail revenues.
Advertising, general and administrative costs and expenses for the three months and six months ended March 31, 2017 compared to the same periods in the prior year were relatively flat reflecting higher insurance costs and property taxes, largely offset by lower payroll costs.

Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Gross revenues	$3,618	$3,212	$406	12.6%	$7,097	$9,587	$(2,490)	(26.0)%
Less-Promotional allowances	31	22	9	40.9%	79	45	34	75.6%
Net revenues	$3,587	$3,190	$397	12.4%	$7,018	$9,542	$(2,524)	(26.5)%

Expenses	$20,320	$15,072	$5,248	34.8%	$31,568	$19,144	$12,424	64.9%
Depreciation and amortization	19	269	(250)	(92.9)%	41	533	(492)	(92.3)%
Total expenses	$20,339	$15,341	$4,998	32.6%	$31,609	$19,677	$11,932	60.6%

Corporate and other revenues for the three months ended March 31, 2017 compared to the same period in the prior year increased primarily as a result of higher fees earned in connection with our development arrangement for the Cowlitz Project, management arrangement with Resorts Casino Hotel and consulting arrangement with Paragon Casino Resort. These results were partially offset by the elimination of lease revenues due to the merger of Downs Lodging, LLC into Mohegan Sun Pocono. Corporate and other revenues for the six months ended March 31, 2017 compared to the same period in the prior year declined primarily due to the elimination of the aforementioned lease revenues and a one-time “catch up” on development fees earned on the Cowlitz Project that was recorded in the six months ended March 31, 2016 following the completion of the project’s financing.
Corporate and other expenses for the three months ended March 31, 2017 compared to the same period in the prior year increased primarily as a result of higher payroll costs and a gain on foreign currency exchange rate that was recorded in the three months ended March 31, 2016. Corporate and other expenses for the six months ended March 31, 2017 compared to the same period in the prior year increased primarily due to a reduction in the reserve against reimbursable costs and expenses advanced by us to the Cowlitz Project that was recorded in the six months ended March 31, 2016 following the completion of the project’s financing. The increase in Corporate and other expenses for the six months ended March 31, 2017 also reflected higher payroll costs.
Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Interest income (1)	$2,678	$2,055	$623	30.3%	$5,578	$4,185	$1,393	33.3%
Interest expense	(28,594)	(34,198)	5,604	16.4%	(58,629)	(68,345)	9,716	14.2%
Loss on modification and early extinguishment of debt	—	—	—	—	(73,796)	(207)	(73,589)	N.M.
Loss from unconsolidated affiliates	(2,114)	(451)	(1,663)	N.M.	(2,845)	(844)	(2,001)	N.M.
Other income (expense), net	2	(7)	9	N.M.	3	(16)	19	N.M.
Total other expense	$(28,028)	$(32,601)	$4,573	14.0%	$(129,689)	$(65,227)	$(64,462)	(98.8)%
_________

(1)	Primarily represented interest earned on long-term receivables.
N.M. - Not meaningful.
Interest expense for the three months and six months ended March 31, 2017 compared to the same periods in the prior year declined as a result of lower weighted average interest rate. Weighted average interest rate was 6.4% and 6.6% for the three months and six months ended March 31, 2017, respectively, compared to 7.7% and 7.8% for the three months and six months ended March 31, 2016, respectively. Weighted average outstanding debt was $1.77 billion and $1.78 billion for the three months and six months ended March 31, 2017, respectively, compared to $1.78 billion and $1.76 billion for the three months and six months ended March 31, 2016, respectively.

Loss on modification and early extinguishment of debt for the six months ended March 31, 2017 represented financing fees expensed in connection with our October 2016 refinancing transactions. We incurred approximately $95.6 million in costs in connection with these refinancing transactions. Previously deferred debt issuance costs and debt discounts totaling $14.9 million, as well as $58.9 million in new transaction costs were expensed and recorded as a loss on modification and early extinguishment of debt. New debt issuance costs totaling $2.5 million were capitalized as an asset and will be amortized over the term of the related debt. The remaining $34.2 million in new debt issuance costs was reflected as debt discount and will be amortized over the term of the related debt.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, our operating results for the three months and six months ended March 31, 2017 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Six Months Ended March 31,
	2017	2016	Variance	Percentage Variance
Net cash provided by operating activities	$113,235	$83,207	$30,028	36.1%
Net cash used in investing activities	(26,852)	(70,519)	43,667	61.9%
Net cash provided by (used in) financing activities	(89,264)	103,268	(192,532)	N.M.
Net increase (decrease) in cash and cash equivalents	$(2,881)	$115,956	$(118,837)	N.M.
_________
N.M. - Not meaningful.

As of March 31, 2017 and September 30, 2016, we held cash and cash equivalents of $80.8 million and $83.7 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, amortization of debt issuance costs, premiums and discounts and provisions and recoveries for losses on receivables.
The increase in cash provided by operating activities for the six months ended March 31, 2017 compared to the same period in the prior year was primarily driven by lower working capital requirements, partially offset by the reduction in income from operations. Cash provided by operating activities for the six months ended March 31, 2017 were negatively impacted by approximately $8.6 million as a result of our October 2016 refinancing transactions.
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
The decrease in cash used in investing activities for the six months ended March 31, 2017 compared to the same period in the prior year was primarily driven by restricted cash contributed by Inspire Integrated Resort Co., Ltd, or Inspire Integrated Resort, in the six months ended March 31, 2016 in connection with its joint venture arrangement to develop and build an integrated resort at Incheon International Airport in South Korea.
The increase in cash used in financing activities for the six months ended March 31, 2017 compared to the same period in the prior year primarily resulted from decreased borrowings, combined with payments of tender offer and repurchase costs and financing fees in connection with our October 2016 refinancing transactions. The increase in cash used in financing activities for the six months ended March 31, 2017 also reflected the impact of contributions from members in the six months ended March 31, 2016 related to Inspire Integrated Resort's joint venture arrangement to develop and build an integrated resort at Incheon International Airport in South Korea.

External Sources of Liquidity
As of March 31, 2017, our outstanding indebtedness was as follows (excluding unamortized debt issuance costs and discounts):

•	$17.0 million Senior Secured Credit Facility - Revolving, due October 2021;

•	$428.3 million Senior Secured Credit Facility - Term Loan A, due October 2021;

•	$783.0 million Senior Secured Credit Facility - Term Loan B, due October 2023;

•	$500.0 million Senior Unsecured Notes, due October 2024;

•	$5.9 million Line of Credit; and

•	$2.2 million in other indebtedness.
Please refer to “Part I. Item 1. Note 3—Long-Term Debt” in this Quarterly Report on Form 10-Q which summarizes the terms of our debt agreements as of March 31, 2017.
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

Maximum total leverage ratio covenant, or ratio of total debt to Consolidated EBITDA for the Test Period, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
March 31, 2017 through June 30, 2017	6.00:1.00
September 30, 2017 and December 31, 2017	5.75:1.00
March 31, 2018 and June 30, 2018	5.50:1.00
September 30, 2018 and December 31, 2018	5.25:1.00
March 31, 2019 and June 30, 2019	5.00:1.00
September 30, 2019 and each fiscal quarter ending thereafter	4.75:1.00
Maximum senior secured leverage ratio covenant, or ratio of secured debt to Consolidated EBITDA for the Test Period, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
March 31, 2017	4.50:1.00
June 30, 2017 and September 30, 2017	4.25:1.00
December 31, 2017	4.00:1.00
March 31, 2018 and June 30, 2018	3.75:1.00
September 30, 2018 and December 31, 2018	3.50:1.00
March 31, 2019 and June 30, 2019	3.25:1.00
September 30, 2019 and each fiscal quarter ending thereafter	3.00:1.00
Minimum fixed charge coverage ratio covenant, as defined under the senior secured credit facilities:

Fiscal Quarters Ending:
March 31, 2017 and thereafter	1.05:1.00
As of March 31, 2017, we and the Tribe were in compliance with all respective covenant requirements under all relevant credit facilities and note indentures.

Capital Expenditures
The following table presents data related to capital expenditures (in millions):

	Capital Expenditures
	Six Months Ended	Remaining Forecasted	Total Forecasted
	March 31, 2017	Fiscal Year 2017 (1)	Fiscal Year 2017 (1)
Mohegan Sun:
Maintenance	$16.5	$18.5	$35.0
Development	0.8	0.1	0.9
Expansion - Mohegan Sun Exposition and Convention Center	2.5	16.7	19.2
Subtotal	19.8	35.3	55.1
Mohegan Sun Pocono:
Maintenance	3.0	4.3	7.3
Development	(0.1)	0.8	0.7
Subtotal	2.9	5.1	8.0
Corporate:
Maintenance	0.1	0.1	0.2
Development	—	0.7	0.7
Other - Project Inspire	6.5	—	6.5
Subtotal	6.6	0.8	7.4
Total	$29.3	$41.2	$70.5
_________

(1)	Excludes forecasted capital expenditures for Project Inspire.
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun Pocono. The costs for the Mohegan Sun Exposition and Convention Center are being funded through a combination of third-party financing obtained by Mohegan Expo Center, LLC, a wholly-owned subsidiary, and an investment by us. The Mohegan Sun Exposition and Convention Center is expected to open in the summer of 2018. We plan to fund any additional development or expansion capital expenditures at Mohegan Sun and Mohegan Sun Pocono through a combination of existing cash, cash flows provided by operating activities and draws under our revolving facility.

Interest Expense
The following table presents our interest expense (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
Prior senior secured credit facility - revolving	$—	$534	$29	$945
Prior senior secured credit facility - term loan A	—	1,400	204	2,850
Prior senior secured credit facility - term loan B	—	12,181	1,840	24,823
Senior secured credit facility - revolving	846	—	1,750	—
Senior secured credit facility - term loan A	5,932	—	11,168	—
Senior secured credit facility - term loan B	11,410	—	21,318	—
2013 9 3/4% senior unsecured notes	—	14,498	2,252	28,985
2016 7 7/8% senior unsecured notes	10,151	—	18,771	—
2015 senior unsecured notes	—	1,581	237	2,306
2012 11% senior subordinated notes	—	2,848	417	5,693
Prior line of credit	—	49	7	99
Line of credit	89	—	172	—
Prior Downs Lodging credit facility	—	—	—	625
Downs Lodging credit facility	—	371	70	520
2012 Mohegan Tribe Minor's Trust promissory note	—	311	23	693
2013 Mohegan Tribe promissory note	—	73	10	148
2015 Mohegan Tribe promissory note	—	190	—	332
Capital leases	—	20	2	42
Amortization of debt issuance costs on revolving credit facilities	166	142	359	284
Total interest expense	$28,594	$34,198	$58,629	$68,345
Contractual Obligations
The following table presents estimated future payment obligations related to our debt and the timing of those payments as of March 31, 2017 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt, including current portions (excludes unamortized debt issuance costs and discounts)	$1,736,417	$81,040	$119,382	$291,958	$1,244,037
Interest payments on long-term debt	731,355	108,910	217,460	206,905	198,080
Total	$2,467,772	$189,950	$336,842	$498,863	$1,442,117
 ________________________

(1)	Represents payment obligations from April 1, 2017 to March 31, 2018.
There has been no material change to the other contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, distributions to the Tribe and foreseeable capital expenditures for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for further details regarding risks relating to our sufficiency of resources. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, we had approximately $144.8 million of borrowing capacity under the revolving facility and line of credit as of March 31, 2017. Distributions to the Tribe are anticipated to total approximately $60.0 million for fiscal 2017.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of March 31, 2017, our primary exposure to market risk was interest rate risk associated with our senior secured credit facilities which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the senior secured credit facilities.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of March 31, 2017 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of March 31, 2017.

	Expected Maturity Date						Total	Fair Value
	2017	2018	2019	2020	2021	Thereafter
Liabilities (in thousands)
Long-term debt, including current portions (1):
Fixed rate	$263	$425	$425	$351	$325	$500,363	$502,152	$510,902
Average interest rate	—	—	—	—	—	7.9%	7.8%
Variable rate	$43,215	$74,600	$57,913	$44,006	$41,225	$973,306	$1,234,265	$1,234,594
Average interest rate (2)	5.3%	5.8%	6.1%	6.4%	6.5%	6.9%	6.3%
_________

(1)	Excludes unamortized debt issuance costs and discounts.

(2)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $12.3 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team. Our Chief Executive Officer, Mitchell Grossinger Etess, is currently serving in that capacity on an interim basis pending retention of a permanent replacement. The loss of the services of one or more of our senior executives, or the inability to attract and retain a permanent replacement for Mr. Etess, could have a material adverse effect on our business.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	May 15, 2017	By:	/S/ KEVIN P. BROWN
Kevin P. Brown Chairman and Member, Management Board

Date:	May 15, 2017	By:	/S/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	May 15, 2017	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

10.1*
Agreement by and between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority, dated as of March 27, 2017 (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on March 31, 2017 and incorporated by reference herein).

10.2
First Amendment to Credit Agreement, dated April 14, 2017, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Citizens Bank, N.A. as Administrative and Collateral Agent, and the other lenders and financial institutions party thereto (filed as Exhibit 10.1 to the Authority’s Form 8-K, filed with the SEC on April 17, 2017 and incorporated by reference herein).

10.3*
Settlement Agreement, Waiver and Release, effective as of April 12, 2017, by and between the Mohegan Tribal Gaming Authority and Robert J. Soper (filed as Exhibit 10.1 to the Authority’s Form 8-K/A, filed with the SEC on April 18, 2017 and incorporated by reference herein).

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
____________

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