Form 10-Q
period 2017-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2017-08-11
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$87,395	$83,743
Restricted cash	2,641	1,232
Receivables, net	53,062	42,688
Inventories	15,702	15,312
Due from Mohegan Tribe	320	95
Other current assets	17,841	22,409
Total current assets	176,961	165,479
Non-current assets:
Restricted cash	171,190	205,833
Property and equipment, net	1,330,520	1,326,544
Goodwill	39,459	39,459
Other intangible assets, net	404,011	404,289
Due from Mohegan Tribe	2,491	1,162
Other assets, net	90,337	85,196
Total assets	$2,214,969	$2,227,962
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$75,128	$24,259
Current portion of long-term debt - Mohegan Tribe	—	5,500
Current portion of capital leases	—	856
Trade payables	12,478	12,373
Construction payables	10,387	8,462
Accrued interest payable	8,703	5,512
Due to Mohegan Tribe	1,848	1,526
Other current liabilities	161,168	149,152
Total current liabilities	269,712	207,640
Non-current liabilities:
Long-term debt, net of current portion	1,598,288	1,647,988
Long-term debt, net of current portion - Mohegan Tribe	—	7,420
Capital leases, net of current portion	—	665
Other long-term liabilities	1,351	1,597
Total liabilities	1,869,351	1,865,310
Commitments and Contingencies
Capital:
Retained earnings	234,851	249,102
Accumulated other comprehensive income	1,147	5,106
Mohegan Tribal Gaming Authority total capital	235,998	254,208
Non-controlling interests	109,620	108,444
Total capital	345,618	362,652
Total liabilities and capital	$2,214,969	$2,227,962
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues:
Gaming	$293,955	$276,807	$872,766	$865,889
Food and beverage	23,009	23,608	67,796	66,808
Hotel	16,896	14,222	46,518	38,639
Retail, entertainment and other*	42,675	34,286	106,648	89,031
Gross revenues	376,535	348,923	1,093,728	1,060,367
Less-Promotional allowances	(26,380)	(25,496)	(75,757)	(71,965)
Net revenues	350,155	323,427	1,017,971	988,402
Operating costs and expenses:
Gaming*	165,072	164,302	494,654	495,060
Food and beverage	10,654	10,674	31,224	30,807
Hotel*	7,686	4,229	20,860	11,731
Retail, entertainment and other	15,457	12,872	42,426	30,691
Advertising, general and administrative*	49,760	47,649	150,349	148,871
Corporate*	12,455	7,520	43,903	26,601
Depreciation and amortization	19,055	18,172	55,357	55,969
(Gain) loss on disposition of assets	(16)	12	(107)	341
Pre-opening	68	—	497	—
Total operating costs and expenses	280,191	265,430	839,163	800,071
Income from operations	69,964	57,997	178,808	188,331
Other income (expense):
Interest income	2,784	2,284	8,362	6,469
Interest expense	(27,690)	(33,949)	(86,319)	(102,294)
Loss on modification and early extinguishment of debt	(1,094)	(277)	(74,890)	(484)
Loss from unconsolidated affiliates	(288)	(494)	(3,133)	(1,338)
Other income (expense), net	—	(1)	3	(17)
Total other expense	(26,288)	(32,437)	(155,977)	(97,664)
Net income	43,676	25,560	22,831	90,667
(Income) loss attributable to non-controlling interests	104	478	797	(2,225)
Net income attributable to Mohegan Tribal Gaming Authority	$43,780	$26,038	$23,628	$88,442
Comprehensive income:
Foreign currency translation	(5,133)	(606)	(8,434)	3,596
Other comprehensive income (loss)	(5,133)	(606)	(8,434)	3,596
Other comprehensive (income) loss attributable to non-controlling interests	2,866	384	4,475	(1,793)
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	(2,267)	(222)	(3,959)	1,803
Comprehensive income attributable to Mohegan Tribal Gaming Authority	$41,513	$25,816	$19,669	$90,245

The accompanying notes are an integral part of these condensed consolidated financial statements.
* These financial statement line items include revenues and costs and expenses associated with related party transactions (refer to Note 4).

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income	Mohegan Tribal Gaming Authority Total Capital	Non-controlling Interests	Total Capital
Balance, March 31, 2017	$204,950	$3,414	$208,364	$113,711	$322,075
Net income (loss)	43,780	—	43,780	(104)	43,676
Foreign currency translation adjustment	—	(2,267)	(2,267)	(2,866)	(5,133)
Distributions to Mohegan Tribe	(15,000)	—	(15,000)	—	(15,000)
Redemption of membership interest	1,121	—	1,121	(1,121)	—
Balance, June 30, 2017	$234,851	$1,147	$235,998	$109,620	$345,618

Balance, September 30, 2016	$249,102	$5,106	$254,208	$108,444	$362,652
Net income (loss)	23,628	—	23,628	(797)	22,831
Foreign currency translation adjustment	—	(3,959)	(3,959)	(4,475)	(8,434)
Share-based compensation	—	—	—	7,569	7,569
Distributions to Mohegan Tribe	(39,000)	—	(39,000)	—	(39,000)
Redemption of membership interest	1,121	—	1,121	(1,121)	—
Balance, June 30, 2017	$234,851	$1,147	$235,998	$109,620	$345,618

Balance, March 31, 2016	$210,656	$2,025	$212,681	$57,184	$269,865
Net income (loss)	26,038	—	26,038	(478)	25,560
Foreign currency translation adjustment	—	(222)	(222)	(384)	(606)
Distributions to Mohegan Tribe	(13,250)	—	(13,250)	—	(13,250)
Balance, June 30, 2016	$223,444	$1,803	$225,247	$56,322	$281,569

Balance, September 30, 2015	$169,452	$—	$169,452	$(1,411)	$168,041
Net income	88,442	—	88,442	2,225	90,667
Foreign currency translation adjustment	—	1,803	1,803	1,793	3,596
Contributions from members	—	—	—	47,568	47,568
Share-based compensation	—	—	—	6,147	6,147
Distributions to Mohegan Tribe	(34,450)	—	(34,450)	—	(34,450)
Balance, June 30, 2016	$223,444	$1,803	$225,247	$56,322	$281,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	June 30, 2017	June 30, 2016
Cash flows provided by (used in) operating activities:
Net income	$22,831	$90,667
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	55,357	55,969
Loss on modification and early extinguishment of debt, net	65,218	207
Amortization of debt issuance costs, premiums and discounts	5,340	7,252
Provision (recovery) for losses on receivables	2,357	(5,075)
Share-based compensation	7,569	6,147
(Gain) loss on disposition of assets	(107)	341
Loss from unconsolidated affiliates	3,133	1,338
Changes in operating assets and liabilities:
Increase in receivables	(11,414)	(4,705)
Increase in inventories	(390)	(1,177)
Increase in prepaid and other assets	(6,079)	(11,380)
Decrease in trade payables	(1,186)	(1,676)
Increase in accrued interest	3,191	10,466
Increase in other liabilities	1,540	8,148
Net cash flows provided by operating activities	147,360	156,522
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including increase (decrease) in construction payables of $1,925 and $(10,031), respectively	(56,867)	(37,726)
Issuance of third-party loans and advances	(1,674)	(4,229)
Payments received on third-party loans and advances	131	13,524
(Increase) decrease in restricted cash, net	26,926	(47,422)
Proceeds from asset sales	185	161
Investments in unconsolidated affiliates	(1,168)	(100)
Payment of franchise fee	(30)	—
Net cash flows used in investing activities	(32,497)	(75,792)
Cash flows provided by (used in) financing activities:
Prior Senior Secured Credit Facility borrowings - Revolving	35,000	521,000
Prior Senior Secured Credit Facility repayments - Revolving	(48,000)	(523,000)
Prior Senior Secured Credit Facility repayments - Term Loan A	(99,986)	(10,950)
Prior Senior Secured Credit Facility repayments - Term Loan B	(778,175)	(28,822)
Senior Secured Credit Facility borrowings - Revolving	412,000	—
Senior Secured Credit Facility repayments - Revolving	(399,000)	—
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	441,965	—
Senior Secured Credit Facility repayments - Term Loan A	(16,688)	—
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	777,150	—
Senior Secured Credit Facility repayments - Term Loan B	(1,963)	—
Prior Line of Credit borrowings	9,735	387,781
Prior Line of Credit repayments	(9,735)	(387,781)
Line of Credit borrowings	474,905	—
Line of Credit repayments	(474,905)	—
Proceeds from issuance of Senior Unsecured Notes, net of discount	496,355	100,000
Mohegan Expo Credit Facility borrowings - Term Loan	6,500	—
Prior Downs Lodging Credit Facility repayments - Term Loan	—	(40,516)
Downs Lodging Credit Facility borrowings - Term Loan	—	25,000
Downs Lodging Credit Facility repayments - Term Loan	(21,656)	(1,562)
Borrowings from Mohegan Tribe	—	22,500
Repayments to Mohegan Tribe	(12,920)	(25,500)
Repayments of other long-term debt	(785,395)	(624)
Payments on capital lease obligations	(1,521)	(615)
Distributions to Mohegan Tribe	(39,000)	(34,450)
Payments of tender offer and repurchase costs	(50,308)	—
Payments of financing fees	(25,455)	(7,348)
Payments to acquire non-controlling interests	—	(804)
Non-controlling interest contributions	—	47,568
Net cash flows provided by (used in) financing activities	(111,097)	41,877
Net increase in cash and cash equivalents	3,766	122,607
Effect of exchange rate on cash and cash equivalents	(114)	308
Cash and cash equivalents at beginning of period	83,743	65,754
Cash and cash equivalents at end of period	$87,395	$188,669

Supplemental disclosures:
Cash paid during the period for interest	$77,801	$84,588
Non-cash Senior Secured Credit Facility repayments - Term Loan A and Term Loan B	$18,649	$5,179
Non-cash payments received - Cowlitz Tribal Gaming Authority	$—	$6,000
Non-cash repayments - Mohegan Tribe	$—	$6,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—ORGANIZATION:
The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe” or the “Tribe”) established the Mohegan Tribal Gaming Authority (the “Authority”) in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. On June 15, 2017, the Authority announced a corporate effort to align its brand image with its expanding business, and accordingly rebranded, and is now doing business as Mohegan Gaming & Entertainment (“MGE”).
The Tribe is a federally-recognized Indian tribe with an approximately 595-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut entered into a compact (the “Mohegan Compact”), which was approved by the United States Secretary of the Interior. MGE is primarily engaged in the ownership, operation and development of gaming facilities. In October 1996, MGE opened Mohegan Sun, a gaming and entertainment complex situated on an approximately 196-acre site on the Tribe's reservation. MGE is governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in MGE's Management Board.
As of June 30, 2017, the following subsidiaries were wholly-owned by MGE: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Lacrosse, LLC (“Mohegan Lacrosse”), Mohegan Expo Center, LLC (“Mohegan Expo”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”) and Mohegan Gaming Advisors, LLC ("Mohegan Gaming Advisors").
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
MCV-PA holds a 0.01% general partnership interest in each of Downs Racing, L.P. (“Downs Racing”), Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P. (collectively, along with MCV-PA, the “Pocono Subsidiaries”), while MGE holds the remaining 99.99% limited partnership interest in each entity. Downs Racing owns and operates Mohegan Sun Pocono, a gaming and entertainment facility situated on an approximately 400-acre site in Plains Township, Pennsylvania, and several off-track wagering facilities located elsewhere in Pennsylvania (collectively, the “Pennsylvania Facilities”).
MGE views the operations of Mohegan Sun, MBC, Mohegan Golf and Mohegan Lacrosse (collectively, the “Connecticut Facilities”) and the Pennsylvania Facilities as two separate operating segments.
Mohegan Ventures-NW and a subsidiary of the Tribe hold 81.92% and 18.08% membership interests in Salishan-Mohegan, LLC (“Salishan-Mohegan”), respectively. Salishan-Mohegan was formed to participate in the development and management of ilani Casino Resort, a gaming and entertainment facility owned by the federally-recognized Cowlitz Indian Tribe (the “Cowlitz Tribe”) and the Cowlitz Tribal Gaming Authority (the “CTGA”), which opened in April 2017 on the Cowlitz reservation in Clark County, Washington (the “Cowlitz Project”).
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

MGE holds a 50% membership interest in MMCT Venture, LLC (“MMCT”). MMCT was formed with the Mashantucket Pequot Tribe (the “MPT”) to pursue additional gaming opportunities in the State of Connecticut.

NOTE 2—BASIS OF PRESENTATION:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments, including normal recurring accruals and adjustments, necessary for a fair statement of MGE's operating results for the interim period, have been included. In addition, certain amounts in the accompanying 2016 condensed consolidated financial statements have been reclassified to conform to the 2017 presentation.
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, MGE's operating results for the three months and nine months ended June 30, 2017 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in MGE's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of MGE and its majority and wholly-owned subsidiaries and entities. In accordance with authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”) pertaining to consolidation of variable interest entities ("VIE"), the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW, the accounts of Inspire Integrated Resort are consolidated into the accounts of Mohegan Gaming Advisors and the accounts of NEBW are consolidated into the accounts of Mohegan Lacrosse as Mohegan Ventures-NW, Mohegan Gaming Advisors and Mohegan Lacrosse are deemed to be the primary beneficiaries. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. To determine whether MGE's interest in a VIE could potentially be significant to the VIE, MGE considers both qualitative and quantitative factors regarding the nature, size and form of its involvement in the VIE. MGE assesses whether it is the primary

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

beneficiary of a VIE or the holder of a significant variable interest in a VIE on an on-going basis. In consolidation, all inter-company balances and transactions were eliminated.
Long-Term Receivables
Long-term receivables consist primarily of receivables from affiliates and others.
Receivables from affiliates, which are included in receivables, net, and other assets, net, in the accompanying condensed consolidated balance sheets, consist of reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project (refer to Note 6). The Salishan-Mohegan receivables were payable upon: (1) the related property being taken into trust by the United States Department of the Interior and (2) the receipt of necessary financing for the development of the Cowlitz Project. In March 2015, the Cowlitz Project site was taken into trust by the United States Department of the Interior for the benefit of the Cowlitz Tribe. In addition, in December 2015, the CTGA obtained financing for the Cowlitz Project. The financing provided funding for construction of the Cowlitz Project and a partial repayment of the Salishan-Mohegan receivables. MGE maintains a reserve for doubtful collection of the remaining Salishan-Mohegan receivables, which is based on MGE's estimate of the probability that the receivables will be collected. MGE assesses the reserve for doubtful collection of the Salishan-Mohegan receivables for adequacy on a quarterly basis. In fiscal 2016, following the financing of the Cowlitz Project, MGE reduced the reserve for doubtful collection of the Salishan-Mohegan receivables. Future developments in the Cowlitz Project, including cash flows generated by the casino resort, CTGA's debt covenant restrictions and other matters affecting the project, could affect the collectability of the Salishan-Mohegan receivables and the related reserve.
Receivables from others, which are primarily included in other assets, net, in the accompanying condensed consolidated balance sheets, consist of funds loaned to a third-party in connection with the Cowlitz Project and a loan to a tenant of Mohegan Sun. MGE considered maintaining a reserve for doubtful collection of receivables from others based on MGE's estimate of the probability that these receivables will be collected considering historical experience, creditworthiness of the related third-party and tenant and all other available information; however, no such reserve was deemed necessary as of June 30, 2017. A receivable is charged off against the reserve when MGE believes it is probable the receivable will not be recovered. MGE believes that there is no concentration of credit risk for which a reserve has not been established.
The following table presents a reconciliation of long-term receivables, including current portions, and the related reserves for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Others	Total
Balance, March 31, 2017 (1)	$93,138	$4,392	$97,530
Additions:
Advances and other loans, including interest receivable	2,350	677	3,027
Development fees, including interest receivable	2,931	—	2,931
Management and service fees	2,638	—	2,638
Deductions:
Payments (2)	(1,409)	(44)	(1,453)
Balance, June 30, 2017 (1)	$99,648	$5,025	$104,673

Balance, September 30, 2016 (1)	$86,851	$3,373	$90,224
Additions:
Advances and other loans, including interest receivable	7,029	1,783	8,812
Development fees, including interest receivable	6,887	—	6,887
Management and service fees	2,638	—	2,638
Deductions:
Payments (2)	(3,757)	(131)	(3,888)
Balance, June 30, 2017 (1)	$99,648	$5,025	$104,673
__________

(1)
Includes current portions of $10.9 million, $1.6 million and $4.9 million as of June 30, 2017, March 31, 2017 and September 30, 2016, respectively. Also, includes interest receivable of $58.6 million, $56.1 million and $51.0 million as of June 30, 2017, March 31, 2017 and September 30, 2016, respectively.

(2)	Payments of receivables from affiliates represent payments of development fees earned.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Others	Total
Balance, March 31, 2017	$17,321	$—	$17,321
Additions:
Charges to bad debt expense	470	—	470
Balance, June 30, 2017	$17,791	$—	$17,791

Balance, September 30, 2016	$16,385	$—	$16,385
Additions:
Charges to bad debt expense	1,406	—	1,406
Balance, June 30, 2017	$17,791	$—	$17,791
Fair Value of Financial Instruments
The fair value amounts presented below are reported to satisfy disclosure requirements pursuant to authoritative guidance issued by the FASB pertaining to disclosures about fair values of financial instruments and are not necessarily indicative of amounts that MGE could realize in a current market transaction.
MGE applies the following fair value hierarchy, which prioritizes the inputs utilized to measure fair value into three levels:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets;

•
Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets or valuations based on models where the significant inputs are observable or can be corroborated by observable market data; and

•
Level 3 - Valuations based on models where the significant inputs are unobservable. The unobservable inputs reflect MGE's estimates or assumptions that market participants would utilize in pricing such assets or liabilities.

MGE's assessment of the significance of a particular input requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy.
The carrying amount of cash and cash equivalents, restricted cash, receivables, trade payables and promissory notes and certain credit facilities approximates fair value. The estimated fair value of MGE's financing facilities and notes were as follows (in thousands):

	June 30, 2017
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$13,000	$12,984
Senior Secured Credit Facility - Term Loan A	$403,588	$413,683
Senior Secured Credit Facility - Term Loan B	$762,354	$788,886
2016 7 7/8% Senior Unsecured Notes	$487,296	$520,000
Mohegan Expo Credit Facility - Term Loan	$5,094	$6,500
The estimated fair values of MGE's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about June 30, 2017.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Share-based Compensation
MGE accounts for share-based compensation in accordance with authoritative guidance pertaining to share-based payments, which establishes accounting for equity instruments. Share-based compensation is measured at the measurement date, based on the calculated fair value of the award, and is recognized over the requisite service period. Share-based compensation is recognized as an operating expense and totaled $7.6 million and $6.1 million for the nine months ended June 30, 2017 and 2016, respectively. MGE did not incur any share-based compensation expense for each of the three months ended June 30, 2017 and 2016. These expenses were recorded within Corporate operating costs and expenses in the accompanying condensed consolidated statements of income and comprehensive income.
Additional Cash Flow Information
On June 30, 2017 and 2016, the bank that administers MGE’s debt service payments for its senior secured credit facilities made required principal payments on behalf of MGE totaling $18.6 million and $5.2 million, respectively, but did not accordingly debit MGE’s bank account for these payments. As of June 30, 2017 and 2016, MGE reflected these transactions as reductions to current portion of long-term debt and corresponding increases to other current liabilities. On the respective following banking days, the bank withdrew the payments from MGE’s bank account, resulting in reductions to MGE’s cash and cash equivalents and other current liabilities. Accordingly, MGE classified the payments made by the bank as non-cash financing outflows and the related amounts owed to the bank as non-cash financing inflows in the accompanying condensed consolidated statements of cash flows for the nine months ended June 30, 2017 and 2016.
In addition, in connection with the financing for the Cowlitz Project, the Cowlitz Tribe repaid $6.0 million of principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note on behalf of Salishan-Mohegan. Accordingly, MGE classified this payment as a non-cash financing outflow and the related reduction to the Salishan-Mohegan receivables as a non-cash investing inflow in the accompanying consolidated statement of cash flows for the nine months ended June 30, 2016.
New Accounting Standards
The following accounting standards were adopted during the current fiscal year:
In August 2014, the FASB issued an accounting standards update which provides guidance on determining when and how to disclose going concern uncertainties in financial statements. The update requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date financial statements are issued. It also requires management to provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. This guidance is required for annual reporting periods ending after December 15, 2016, and interim reporting periods thereafter, with early application permitted. MGE adopted this guidance in its first quarter of fiscal 2017 and its adoption did not impact MGE's financial statements.
In February 2015, the FASB issued an accounting standards update which amends existing requirements applicable to reporting entities that are required to evaluate whether certain legal entities should be consolidated. This guidance is required to be applied either on a retrospective or modified retrospective basis and is effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods thereafter, with early application permitted. MGE adopted this guidance in its first quarter of fiscal 2017 and its adoption did not impact MGE's financial statements.
In August 2016, the FASB issued an accounting standards update which clarifies the classification and presentation of several categories in the statement of cash flows in an attempt to reduce the current diversity in practice. The update also specifies that whenever cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification and presentation will depend on the predominant source or use. This guidance is required to be applied on a retrospective basis and is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods thereafter, with early application permitted. MGE adopted this guidance in its first quarter of fiscal 2017 and, as a result, payments of tender offer and repurchase costs totaling $50.3 million and payments of discounts totaling $15.5 million were classified and presented within cash flows provided by financing activities rather than cash flows provided by operating activities in the accompanying condensed consolidated statement of cash flows for the nine months ended June 30, 2017. The adoption of this guidance did not materially impact the accompanying condensed consolidated statement of cash flows for the nine months ended June 30, 2016.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The following accounting standards will be adopted in future reporting periods:
In May 2014, the FASB issued an accounting standards update on revenue recognition pertaining to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. This guidance is required to be applied on a retrospective basis, using one of two methodologies, and was to be effective for annual reporting periods beginning after December 15, 2016, with early application not being permitted. However, in July 2015, the FASB deferred the effective date by one year. This guidance is now effective for annual and interim reporting periods beginning after December 15, 2017. Entities are permitted to adopt the guidance as of the original effective date. The FASB has since issued several accounting standards updates to further clarify this guidance including: (1) principal versus agent considerations, (2) identifying performance obligations and licensing, (3) narrow-scope improvements and practical expedients and (4) technical corrections and improvements. MGE is currently evaluating the impact that this guidance will have on its financial statements.
In February 2016, the FASB issued new guidance pertaining to leases based on the principle that entities should recognize assets and liabilities arising from leases. This guidance does not significantly change lessees’ recognition, measurement and presentation of expenses and cash flows from previous accounting standards. Leases are classified as operating or financing. The primary change in the guidance is the requirement for entities to recognize right-of-use assets representing the right to use leased assets and lease liabilities for payments during the term of operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize assets and liabilities for leases with terms of twelve months or less. Lessors' treatment of leases under this guidance is largely unchanged from previous accounting standards. In addition, the guidance expands disclosure requirements for lease arrangements. This guidance is required to be applied on a modified retrospective basis, which includes a number of practical expedients, and is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods thereafter, with early application permitted. MGE is currently evaluating the impact that this guidance will have on its financial statements.
In October 2016, the FASB issued an accounting standards update which modifies existing guidance with respect to the method utilized by a decision maker, which holds an indirect interest in a VIE through a common control party, to determine whether it is the primary beneficiary of the VIE. This guidance is required for annual reporting periods beginning after December 15, 2016, and interim reporting periods thereafter. MGE is currently evaluating the impact that this guidance will have on its financial statements.
In November 2016, the FASB issued an accounting standards update which clarifies the classification and presentation of restricted cash in the statement of cash flows. The update requires that a statement of cash flows explain the total change during the period in cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This guidance is required to be applied on a retrospective basis and is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods thereafter, with early application permitted. MGE is currently evaluating the impact that this guidance will have on its statement of cash flows.
In January 2017, the FASB issued an accounting standards update which eliminates the second step in the goodwill impairment test that requires an entity to determine the implied fair value of the reporting unit's goodwill. Instead, an entity would recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. This guidance is required to be applied to goodwill impairment tests conducted for annual reporting periods beginning after December 15, 2019, and interim reporting periods thereafter, with early adoption permitted. MGE is currently evaluating the impact that this guidance will have on its financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	June 30, 2017	September 30, 2016
Prior Senior Secured Credit Facility - Revolving, due June 2018	$—	$13,000
Prior Senior Secured Credit Facility - Term Loan A, due June 2018, net of discount and debt issuance costs of $1,464 as of September 30, 2016	—	95,399
Prior Senior Secured Credit Facility - Term Loan B, due June 2018, net of discount and debt issuance costs of $11,119 as of September 30, 2016	—	765,002
Senior Secured Credit Facility - Revolving, due October 2021	13,000	—
Senior Secured Credit Facility - Term Loan A, due October 2021, net of discount and debt issuance costs of $8,037 as of June 30, 2017	403,588	—
Senior Secured Credit Facility - Term Loan B, due October 2023, net of discount and debt issuance costs of $18,721 as of June 30, 2017	762,354	—
2013 9 3/4% Senior Unsecured Notes, due September 2021, net of premium and debt issuance costs of $6,475 as of September 30, 2016	—	578,525
2016 7 7/8% Senior Unsecured Notes, due October 2024, net of discount and debt issuance costs of $12,704 as of June 30, 2017	487,296	—
2015 Senior Unsecured Notes, due December 2017, net of debt issuance costs of $1,679 as of September 30, 2016	—	98,321
2012 11% Senior Subordinated Notes, due September 2018, net of discount and debt issuance costs of $875 as of September 30, 2016	—	99,315
Mohegan Expo Credit Facility, due April 2022, net of debt issuance costs of $1,406 as of June 30, 2017	5,094	—
Downs Lodging Credit Facility, due November 2019, net of debt issuance costs of $1,260 as of September 30, 2016	—	20,396
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2017	—	5,500
2013 Mohegan Tribe Promissory Note, due December 2018	—	7,420
Other	2,084	2,289
Long-term debt, excluding capital leases	1,673,416	1,685,167
Less: current portion of long-term debt	(75,128)	(29,759)
Long-term debt, net of current portion	$1,598,288	$1,655,408

Maturities of long-term debt, excluding unamortized debt issuance costs and discounts, are as follows (in thousands, including current maturities):

Less than 1 year	$75,128
1-3 years	111,044
3-5 years	286,074
More than 5 years	1,242,038
Total	$1,714,284

In October 2016, MGE completed a comprehensive refinancing of its outstanding indebtedness, including the repayment, repurchase and redemption of its Prior Senior Secured Credit Facilities, 2013 Senior Unsecured Notes, 2015 Senior Unsecured Notes and 2012 Senior Subordinated Notes, with proceeds from new senior secured credit facilities and new senior notes (all further discussed below).

MGE incurred approximately $95.6 million in costs in connection with these refinancing transactions. Previously deferred debt issuance costs and debt discounts totaling $14.9 million, as well as $58.9 million in new transaction costs were expensed and recorded as a loss on modification and early extinguishment of debt. New debt issuance costs totaling $2.5 million were capitalized as an asset and will be amortized over the term of the related debt. The remaining $34.2 million in new debt issuance costs was reflected as debt discount and will be amortized over the term of the related debt.
Prior Senior Secured Credit Facilities
In November 2013, MGE entered into a loan agreement providing for $855.0 million of term loans and a revolving loan with a letter of credit and borrowing capacity of up to $100.0 million from certain lenders and financial institutions, with RBS Citizens, N.A., serving as Administrative and Collateral Agent (the “Prior Senior Secured Credit Facilities”). In October 2016,

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

MGE repaid and terminated the Prior Senior Secured Credit Facilities with proceeds from new Senior Secured Credit Facilities (further discussed below). As of September 30, 2016, accrued interest, including commitment fees, on the Prior Senior Secured Credit Facilities was $179,000.
Senior Secured Credit Facilities
In October 2016, MGE entered into a Credit Agreement among MGE, the Tribe, Citizens Bank, N.A., as Administrative and Collateral Agent, and the other lenders and financial institutions party thereto, providing for $1.4 billion in aggregate principal amount of senior secured credit facilities (the “Senior Secured Credit Facilities”), comprised of a $170.0 million senior secured revolving credit facility (the “Revolving Facility”), a $445.0 million senior secured term loan A facility (the “Term Loan A Facility”) and a $785.0 million senior secured term loan B facility (the “Term Loan B Facility). The Senior Secured Credit Facilities mature on October 13, 2021 (in the case of the Revolving Facility and the Term Loan A Facility) and October 13, 2023 (in the case of the Term Loan B Facility).
On April 14, 2017, MGE entered into a first amendment to the Senior Secured Credit Facilities. The amendment reduces the interest rate margins applicable to the Revolving Facility, Term Loan A Facility and Term Loan B Facility by 0.50%.
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
The proceeds from the Term Loan A Facility and Term Loan B Facility, together with a drawing under the Revolving Facility and proceeds from the 2016 Senior Unsecured Notes (as defined below), were used to: (i) satisfy in full all amounts outstanding under MGE’s Prior Senior Secured Credit Facilities, (ii) repurchase MGE’s 2013 Senior Unsecured Notes and 2012 Senior Subordinated Notes, (iii) prepay all amounts outstanding under MGE’s 2015 Senior Unsecured Notes and (iv) satisfy certain other obligations and pay related fees and expenses. The Revolving Facility is otherwise available for general corporate purposes.
As of June 30, 2017, amounts outstanding under the Revolving Facility, Term Loan A Facility and Term Loan B Facility totaled $13.0 million, $411.6 million and $781.1 million, respectively. As of June 30, 2017, letters of credit issued under the Revolving Facility totaled $48.4 million, of which no amounts were drawn. Inclusive of letters of credit, which reduce borrowing availability under the Revolving Facility, MGE had approximately $108.6 million of borrowing capacity under its Revolving Facility and Line of Credit as of June 30, 2017.
As amended, borrowings under the Senior Secured Credit Facilities accrue interest as follows: (i) for base rate loans under the Revolving Facility and Term Loan A Facility, at a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 basis points and (c) the one-month LIBOR rate plus 100 basis points (the highest of (a), (b) and (c), the “base rate”), plus a total leverage-based margin of 100 to 275 basis points; (ii) for Eurodollar rate loans under the Revolving Facility and Term Loan A Facility, at the applicable LIBOR rate (subject to a 0.0% LIBOR floor) plus a total leverage-based margin of 200 to 375 basis points; (iii) for base rate loans under the Term Loan B Facility, at the base rate plus 300 basis points; and (iv) for Eurodollar rate loans under the Term Loan B Facility, at the applicable LIBOR rate (subject to a 1.0% LIBOR floor) plus 400 basis points. MGE is also required to pay a total leverage-based undrawn commitment fee of between 37.5 and 50 basis points under the Revolving Facility. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans is payable at the end of each applicable interest period in arrears, but not less frequently than quarterly.
As of June 30, 2017, interest on the $13.0 million outstanding under the Revolving Facility was based on a base rate of 4.25% plus 275 basis points. The commitment fee was 0.50% as of June 30, 2017. As of June 30, 2017, interest on the $411.6 million outstanding under the Term Loan A Facility was based on a Eurodollar rate of 1.23% plus 375 basis points. As of June 30, 2017, interest on the $781.1 million outstanding under the Term Loan B Facility was based on the Eurodollar rate floor of 1.23% plus 400 basis points. As of June 30, 2017, accrued interest, including commitment fees, on the Senior Secured Credit Facilities was $378,000.
MGE's obligations under the Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, by the Pocono Subsidiaries, MBC, Mohegan Golf and Mohegan Ventures-NW (collectively, the “Guarantors”; and the Guarantors other than MBC, collectively, the “Grantors”). The collateral securing the Senior Secured Credit Facilities constitutes substantially all of MGE’s and the Grantors’ property and assets. In the future, certain other subsidiaries of MGE may be required to become Guarantors and/or Grantors in accordance with the terms of the Senior Secured Credit Facilities.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The Senior Secured Credit Facilities contain customary covenants applicable to MGE and its restricted subsidiaries, including covenants governing: incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions and mergers or consolidations. The Senior Secured Credit Facilities also include financial maintenance covenants pertaining to total leverage, senior secured leverage and minimum fixed charge coverage. In addition, the Senior Secured Credit Facilities contain customary events of default relating to, among other things, failure to make required payments, breach of covenants and breach of representations.
As of June 30, 2017, MGE and the Tribe were in compliance with all respective covenant requirements under the Senior Secured Credit Facilities.
Senior Unsecured Notes
2013 9 3/4% Senior Unsecured Notes
In August 2013, MGE issued $500.0 million senior unsecured notes with fixed interest payable at a rate of 9.75% per annum (the “Initial 2013 Senior Unsecured Notes”). In August 2015, MGE issued an additional $85.0 million of senior unsecured notes under the Initial 2013 Senior Unsecured Notes indenture (together with the Initial 2013 Senior Unsecured Notes, the “2013 Senior Unsecured Notes”). In October 2016, MGE called for redemption of all of its outstanding 2013 Senior Unsecured Notes. The 2013 Senior Unsecured Notes were redeemed on November 14, 2016. As of September 30, 2016, accrued interest on the 2013 Senior Unsecured Notes was $4.8 million.
2016 7 7/8% Senior Unsecured Notes
In October 2016, MGE issued $500.0 million senior unsecured notes with fixed interest payable at a rate of 7.875% per annum (the “2016 Senior Unsecured Notes”). The 2016 Senior Unsecured Notes mature on October 15, 2024. Interest on the 2016 Senior Unsecured Notes is payable semi-annually in arrears on April 15 and October 15, with the first interest payment payable on April 15, 2017. As of June 30, 2017, accrued interest on the 2016 Senior Unsecured Notes was $8.3 million.
At any time prior to October 15, 2019, MGE may redeem the 2016 Senior Unsecured Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2016 Senior Unsecured Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption and a make-whole premium. The 2016 Senior Unsecured Notes are redeemable at MGE’s option, in whole or in part, at any time on or after October 15, 2019, at specified redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. If MGE experiences specific kinds of change-of-control triggering events, it is required to make an offer to repurchase the 2016 Senior Unsecured Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any. Additionally, if MGE undertakes specific kinds of asset sales and does not use the related sale proceeds for specified purposes, MGE may be required to offer to repurchase the 2016 Senior Unsecured Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any. In certain circumstances, if any gaming regulatory authority requires a holder or beneficial owner of the 2016 Senior Unsecured Notes to be licensed, qualified or found suitable under applicable gaming laws, and such holder or beneficial owner does not obtain such license, qualification or finding of suitability within a specified time, MGE can require such holder or beneficial owner to dispose of its 2016 Senior Unsecured Notes or call for redemption of the 2016 Senior Unsecured Notes held by such holder or beneficial owner at a price equal to accrued and unpaid interest, if any, plus the lesser of 100% of the principal amount thereof or the price paid for such notes by such holder or beneficial owner.
The 2016 Senior Unsecured Notes are unsecured, unsubordinated obligations of MGE. The 2016 Senior Unsecured Notes are guaranteed by the Guarantors and will be guaranteed by any restricted subsidiary of MGE that becomes a guarantor in accordance with the terms of the 2016 Senior Unsecured Notes indenture.
The 2016 Senior Unsecured Notes indenture contains certain covenants that, subject to certain significant exceptions, limit, among other things, MGE’s and the Guarantors’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or transfer and sell assets. The 2016 Senior Unsecured Notes indenture also includes customary events of default, including, but not limited to, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay certain other indebtedness the occurrence of which is caused by a failure to pay principal, premium or interest or results in the acceleration of such indebtedness, certain events of bankruptcy and insolvency and certain judgment defaults.
As of June 30, 2017, MGE and the Tribe were in compliance with all respective covenant requirements under the 2016 Senior Unsecured Notes indenture.

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
MGE or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and MGE's liquidity and covenant requirement restrictions, among other factors.
Facility Agreement for Senior Unsecured Notes
In November 2015, MGE entered into an agreement (the “Facility Agreement”) by and among MGE, the Tribe and UBS AG, London Branch (“UBS”). Pursuant to the Facility Agreement, MGE may issue, from time to time, to UBS or its designee, senior unsecured notes in an aggregate principal amount of up to $100.0 million (after taking into account borrowings described below), in varying amounts and with varying borrowing dates, maturities and interest rates, as agreed with UBS or its designee.
In November 2015, MGE entered into a note purchase agreement pursuant to which it issued floating rate senior unsecured notes in an aggregate principal amount of $100.0 million (the “2015 Senior Unsecured Notes”). In October 2016, MGE repaid and terminated the 2015 Senior Unsecured Notes. As of September 30, 2016, prepaid interest on the 2015 Senior Unsecured Notes was $1.1 million.
Senior Subordinated Notes
2012 11% Senior Subordinated Notes
In March 2012, MGE issued $344.2 million Senior Subordinated Toggle Notes with fixed interest payable at a rate of 11% per annum (the “2012 Senior Subordinated Notes”). In October 2016, MGE called for redemption of all of its outstanding 2012 Senior Subordinated Notes. The 2012 Senior Subordinated Notes were redeemed on November 14, 2016. As of September 30, 2016, accrued interest on the 2012 Senior Subordinated Notes was $490,000.
Line of Credit
In October 2016, in connection with the new Senior Secured Credit Facilities, MGE entered into a $25.0 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable margin based on MGE's total leverage ratio, as each term is defined under the Line of Credit, as amended. As of June 30, 2017, no amount was drawn on the Line of Credit. Borrowings under the Line of Credit are uncollateralized general obligations of MGE. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facilities. As of June 30, 2017, MGE was in compliance with all covenant requirements under the Line of Credit. As of June 30, 2017 and September 30, 2016, accrued interest on the Line of Credit was $31,000 and $14,000, respectively.
Mohegan Expo Credit Facility
On April 19, 2017, MGE, through its wholly-owned subsidiary, Mohegan Expo, entered into a loan agreement with certain third-party lenders providing for a $25.0 million tax-exempt senior secured multi-draw term loan with an approximately $8.3 million increase option (the “Mohegan Expo Credit Facility”). The proceeds from the Mohegan Expo Credit Facility will be used to partially finance the construction of an approximately $80.0 million, 240,000-square-foot exposition and convention center to be located adjacent to Mohegan Sun on land leased to Mohegan Expo by MGE (the “Mohegan Sun Exposition and Convention Center”). The remainder of the Mohegan Sun Exposition and Convention Center will be funded through investments by MGE. Construction on the Mohegan Sun Exposition and Convention Center commenced in March 2017 and it is expected to open in the summer of 2018.
The Mohegan Expo Credit Facility matures on April 22, 2022. Principal outstanding under the Mohegan Expo Credit Facility amortizes at a rate of 7.5% per annum, payable quarterly, commencing October 1, 2018. Borrowings under the Mohegan Expo Credit Facility accrue interest at a variable rate per annum equal to the following: the product of (a) the sum of (i) LIBOR plus (ii) 4.79% and (b) 70 basis points. There is also a fee of 0.50% per annum charged on undrawn amounts, payable quarterly in arrears. Interest is payable monthly through July 1, 2018 and quarterly in arrears thereafter through the maturity date. Mohegan Expo is required to maintain a six-month debt service reserve in a designated account under the Mohegan Expo Credit Facility. As of June 30, 2017, $6.5 million was outstanding under the Mohegan Expo Credit Facility.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The Mohegan Expo Credit Facility is a senior secured obligation of Mohegan Expo, collateralized by: (1) all existing and future assets of Mohegan Expo and (2) a contribution agreement pursuant to which MGE has agreed to make certain contingent cash contributions to Mohegan Expo to the extent required to: (a) complete the Mohegan Sun Exposition and Convention Center or (b) fund any shortfalls in the repayment of debt service under the Mohegan Expo Credit Facility. The Mohegan Expo Credit Facility subjects Mohegan Expo to certain covenant requirements customarily found in loan agreements for similar transactions. As of June 30, 2017, accrued interest on the Mohegan Expo Credit Facility was $42,000.
Downs Lodging Credit Facility
In July 2012, Downs Lodging, LLC (“Downs Lodging”), a single purpose entity and wholly-owned subsidiary of MGE, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender (the “Prior Downs Lodging Credit Facility”). The proceeds from the Prior Downs Lodging Credit Facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun Pocono.
In November 2015, the Prior Downs Lodging Credit facility was refinanced with proceeds from a new credit agreement, providing for a $25.0 million term loan from a third-party lender (the “Downs Lodging Credit Facility”), and a cash payment of the remaining amount. In October 2016, MGE repaid and terminated the Downs Lodging Credit Facility and, simultaneously, merged Downs Lodging into Downs Racing, with Downs Racing being the surviving entity. As of September 30, 2016, accrued interest on the Downs Lodging Credit Facility was $73,000.
2012 Mohegan Tribe Minor's Trust Promissory Note
In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan (the “2012 Mohegan Tribe Minor's Trust Promissory Note”). In October 2016, MGE repaid the remaining outstanding principal amount of the 2012 Mohegan Tribe Minor’s Trust Promissory Note. As of September 30, 2016, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $2,000.
2013 Mohegan Tribe Promissory Note
In March 2013, Mohegan Gaming & Hospitality, LLC (“MG&H”), a wholly-owned subsidiary of MGE, purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a $7.4 million promissory note (the “2013 Mohegan Tribe Promissory Note”). In October 2016, MGE repaid the 2013 Mohegan Tribe Promissory Note and, simultaneously, dissolved MG&H. As of September 30, 2016, accrued interest on the 2013 Mohegan Tribe Promissory Note was $1,000.
2015 Mohegan Tribe Promissory Note
In November 2015, the Tribe made a $22.5 million loan to Mohegan Gaming Advisors (the “2015 Mohegan Tribe Promissory Note”). The remaining outstanding principal amount of the 2015 Mohegan Tribe Promissory Note was repaid at maturity in April 2016.

NOTE 4—RELATED PARTY TRANSACTIONS:
Distributions
Distributions to the Tribe totaled $15.0 million and $13.3 million for the three months ended June 30, 2017 and 2016, respectively, and $39.0 million and $34.5 million for the nine months ended June 30, 2017 and 2016, respectively.
Services
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. Expenses incurred for such services were recorded within operating costs and expenses in the accompanying condensed consolidated statements of income and comprehensive income as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Gaming	$1.1	$0.9	$3.3	$2.9
Advertising, general and administrative	5.3	4.7	16.0	14.6
Corporate	1.5	1.4	4.6	4.3
Total	$7.9	$7.0	$23.9	$21.8

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

MGE purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. MGE incurred costs for such utilities totaling $3.8 million and $4.2 million for the three months ended June 30, 2017 and 2016, respectively, and $12.7 million and $12.0 million for the nine months ended June 30, 2017 and 2016, respectively.
Interest Expense on Promissory Notes
MGE incurred interest expense associated with borrowings from the Tribe totaling $364,000 for the three months ended June 30, 2016 and $32,000 and $1.5 million for the nine months ended June 30, 2017 and 2016, respectively. MGE did not incur any interest expense associated with borrowings from the Tribe for the three months ended June 30, 2017.
Leases
MGE leases the land on which Mohegan Sun is located from the Tribe under a long-term lease agreement. In July 2008, MGE entered into an additional land lease agreement with the Tribe relating to property located adjacent to the Tribe's reservation that is utilized by Mohegan Sun for employee parking. This agreement required MGE to make monthly payments equaling $75,000 until maturity on June 30, 2018. MGE classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease. This land lease was paid off and terminated on October 14, 2016 and the property was merged into the land under the long-term lease agreement.
In March 2015, MGE entered into a sublease agreement with the Mohegan Tribal Finance Authority, a subsidiary of the Tribe, to sublease the Earth Hotel Tower and related improvements for the purpose of operating the hotel on a triple net basis for a term of 28 years and 4 months. MGE also entered into a similar sublease agreement with the Tribe to sublease a related connector which connects the Earth Hotel Tower to the Sky Hotel lobby. Rental payments under these subleases commenced with the opening of the Earth Hotel Tower, which occurred in November 2016. MGE classified these subleases as operating leases for financial reporting purposes in accordance with authoritative guidance issued by the FASB pertaining to the accounting for leases. MGE incurred lease expenses associated with these subleases totaling $2.4 million and $6.4 million for the three months and nine months ended June 30, 2017, respectively. These expenses were recorded within hotel operating costs and expenses in the accompanying condensed consolidated statements of income and comprehensive income.
Due from Mohegan Tribe
As of June 30, 2017 and September 30, 2016, due from Mohegan Tribe consisted primarily of a long-term loan receivable due from the Tribe. MGE, together with the Tribe, offer a benefit plan for certain eligible employees (the “Mohegan Benefit Plan”). The Mohegan Benefit Plan is sponsored by the Tribe for the benefit of participants who authorize the purchase of life insurance policies as a means of providing certain life insurance benefits to the participants and their spouses as joint insured. The life insurance policies are established on the life of each participant, and each premium contribution provided by MGE to the Tribe on behalf of the participant is treated as a loan from MGE to the Tribe and, in turn, as a loan from the Tribe to the participant, for legal, tax and financial reporting purposes. The loans from MGE to the Tribe are recorded as a long-term loan receivable. This loan receivable is required to be repaid by the Tribe. Accordingly, the Tribe retains an interest in each participant’s death benefit from the life insurance policies that will provide MGE with full repayment of the accumulated loan receivable at the death of the applicable participants insured under the life insurance policies.
Due to Mohegan Tribe
As of June 30, 2017, due to Mohegan Tribe consisted primarily of outstanding lease payments related to the aforementioned Earth Hotel Tower and connector. As of September 30, 2016, due to Mohegan Tribe consisted primarily of outstanding payments related to governmental and administrative services.
Other
As of June 30, 2017 and September 30, 2016, funds loaned, including accrued interest, to Salishan Company, LLC and its owner in connection with the Cowlitz Project totaled $4.6 million and $2.8 million, respectively.

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
In September 2009, MGE entered into a settlement agreement with the State of Connecticut regarding contribution payments on MGE's free promotional slot play program. Under the terms of the settlement agreement, effective July 1, 2009, the State of Connecticut agreed that no value shall be attributed to free promotional slot plays utilized by patrons at Mohegan Sun for purposes of calculating monthly contribution payments, provided that the aggregate amount of free promotional slot plays during any month does not exceed a certain threshold of gross revenues from slot machines for such month. In the event free promotional slot plays granted by MGE exceed such threshold, contribution payments are required on such excess face amount of free promotional slot plays at the same rate as Slot Win Contribution payments, or 25%. The threshold before contribution payments on free promotional slot plays are required is currently 11% of gross revenues from slot machines.
MGE reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $38.2 million and $37.0 million for the three months ended June 30, 2017 and 2016, respectively, and $112.1 million and $109.6 million for the nine months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and September 30, 2016, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $12.3 million.
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
The Pennsylvania Race Horse Development and Gaming Act stipulates that holders of Category One slot machine licenses must pay a portion of revenues from slot machines to the PGCB on a daily basis (“Pennsylvania Slot Machine Tax”), which includes local share assessments to be paid to the cities and municipalities hosting Mohegan Sun Pocono and amounts to be paid to the Pennsylvania State Horse Racing Commission (the “PSHRC”). The Pennsylvania Slot Machine Tax is currently 55% of gross revenues from slot machines. By statute, 2% of the Pennsylvania Slot Machine Tax is subject to a $10.0 million minimum annual threshold to ensure that the host cities and municipalities receive an annual minimum of $10.0 million in local share assessments. On September 28, 2016, the Pennsylvania Supreme Court declared this provision to be unconstitutional and imposed a deadline of 120 days before its ruling will take effect. This deadline was subsequently extended to and expired on May 26, 2017. However, Downs Racing has continued to pay local share assessments to Plains Township under a memorandum of understanding which expires on December 31, 2017. Downs Racing maintains a $1.5 million escrow deposit in the name of the Commonwealth of Pennsylvania for the Luzerne County portion of Pennsylvania Slot Machine Tax payments, which was included in other assets, net in the accompanying condensed consolidated balance sheets.

MGE reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $28.3 million and $31.1 million for the three months ended June 30, 2017 and 2016, respectively, and $84.2 million and $91.8 million for the nine months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and September 30, 2016, outstanding Pennsylvania Slot Machine Tax payments totaled $3.5 million and $4.8 million, respectively.
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
MGE reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.4 million and $1.6 million for the three months ended June 30, 2017 and 2016, respectively, and $4.9 million and $4.7 million for the nine months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and September 30, 2016, outstanding Pennsylvania Table Game Tax payments totaled $49,000 and $93,000, respectively.

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
MGE reflected expenses associated with the Pennsylvania Regulatory Fee totaling $1.2 million for each of the three months ended June 30, 2017 and 2016 and $3.7 million and $3.5 million for the nine months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and September 30, 2016, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $110,000 and $112,000, respectively.
Pennsylvania Gaming Control Board Loans
The PGCB was initially granted $36.1 million in loans to fund start-up costs for gaming in the Commonwealth of Pennsylvania, which are to be repaid by slot machine licensees (the "Initial Loans"). The PGCB was subsequently granted an additional $63.8 million in loans to fund ongoing gaming oversight costs, which are also to be repaid by slot machine licensees (the "Subsequent Loans"). Repayment of the Initial Loans will commence when all 14 authorized gaming facilities are opened in the Commonwealth of Pennsylvania. Currently, 12 of the 14 authorized gaming facilities have commenced operations. As of June 30, 2017, MGE has concluded that a repayment contingency for the Initial Loans is probable but not reasonably estimable since the PGCB has not yet established a method of assessment of repayment for the Initial Loans and, as such, MGE has not recorded a related accrual for such repayment. In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee.
MGE reflected expenses associated with this repayment schedule totaling $150,000 and $156,000 for the three months ended June 30, 2017 and 2016, respectively, and $453,000 and $469,000 for the nine months ended June 30, 2017 and 2016, respectively.
Horsemen’s Agreement
Downs Racing and the PSHRC are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2017. As of June 30, 2017 and September 30, 2016, outstanding payments to the PSHRC for purses earned by horsemen, but not yet paid, totaled $5.0 million.
Priority Distribution Agreement
In August 2001, MGE and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which stipulates that MGE must make monthly payments to the Tribe to the extent of MGE's Net Cash Flow as defined under the Priority Distribution Agreement. The Priority Distribution Agreement was amended as of December 31, 2014. As amended, the Priority Distribution Agreement, which has a perpetual term, limits the minimum aggregate priority distribution payments in each calendar year to $40.0 million. Payments under the Priority Distribution Agreement: (1) do not reduce MGE's obligations to reimburse the Tribe for governmental and administrative services provided by the Tribe or to make payments under any other agreements with the Tribe, (2) are limited obligations of MGE and are payable only to the extent of MGE's Net Cash Flow as defined under the Priority Distribution Agreement and (3) are not secured by a lien or encumbrance on any of MGE's assets or properties.

MGE reflected payments associated with the Priority Distribution Agreement totaling $10.0 million and $30.0 million for each of the three months and nine months ended June 30, 2017 and 2016, respectively.
Litigation and Legal Proceedings
On February 2, 2017, MGE was informed by a representative of the PGCB’s Office of Enforcement Counsel (“OEC”) that OEC is nearing completion of a review of possible operational control deficiencies at Mohegan Sun Pocono and, based on OEC’s preliminary findings, OEC anticipates that Mohegan Sun Pocono will be subject to disciplinary action, including a fine and undertakings to remediate the issues identified by OEC. The operational control deficiencies, which MGE is presently in the process of remediating, relate to, among other things, its system of tracking and reporting the issuance of certain patron incentives such as free promotional slot play.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

On February 14, 2017, MGE informed OEC that, in connection with MGE’s ongoing review of Mohegan Sun Pocono’s operations, MGE terminated in January 2017 Mohegan Sun Pocono’s business relationship with ReferLocal, a marketing and advertising company with which Mohegan Sun Pocono did business since 2011 and in which MGE’s former President and Chief Executive Officer has a 5% equity interest, which equity interest had not previously been disclosed to MGE’s Management Board. On February 3, 2017, MGE received a letter from counsel to ReferLocal asserting, among other things, that ReferLocal had suffered damages in connection with the termination of this business relationship and may seek recovery of such damages from MGE and its former President and Chief Executive Officer. ReferLocal is not registered with the PGCB as a gaming service provider, and MGE cannot predict whether OEC will conclude that such registration was required or that one or more other aspects of Mohegan Sun Pocono’s prior business relationship with ReferLocal was not in compliance with applicable gaming regulations.
On May 2, 2017, MGE received a Demand for Documents and Investigatory Subpoena from OEC seeking information relating to the matters described above, and MGE is cooperating with OEC to fully comply with this request.
The outcome of the foregoing matters is uncertain and MGE cannot estimate the extent of materiality or the amount or range of reasonably possible loss that may result from them, if any.
MGE is also a defendant in various claims and legal actions resulting from its normal course of business. Some of these matters relate to personal injuries to patrons and damages to patrons' personal assets. MGE estimates guest claims expense and accrues for such liabilities based upon historical experience. In management's opinion, the aggregate liability, if any, arising from such litigations will not have a material impact on MGE's financial position, results of operations or cash flows.

NOTE 6—MOHEGAN VENTURES-NORTHWEST, LLC (COWLITZ PROJECT):
Mohegan Ventures-NW, a wholly-owned subsidiary of MGE, is a member of Salishan-Mohegan. Salishan-Mohegan was formed to participate in the development and management of ilani Casino Resort, a gaming and entertainment facility owned by the federally-recognized Cowlitz Tribe and the CTGA, which opened in April 2017 on the Cowlitz reservation in Clark County, Washington. Mohegan Ventures-NW, Salishan Company, LLC (“Salishan Company”), an unrelated entity, and a subsidiary of the Tribe previously held membership interests in Salishan-Mohegan of 49.15%, 40% and 10.85%, respectively.
In April 2017, Salishan Company and Salishan-Mohegan entered into a membership interest redemption and withdrawal agreement (the “Redemption and Withdrawal Agreement”), pursuant to which Salishan-Mohegan agreed to redeem all of Salishan Company’s right, title and interest in and to its membership interests of Salishan-Mohegan, and Salishan Company agreed to resign and irrevocably withdraw as a member of Salishan-Mohegan. As a result of this withdrawal, Mohegan Ventures-NW and a subsidiary of the Tribe now hold membership interests in Salishan-Mohegan of 81.92% and 18.08%, respectively. As consideration for the redemption, Salishan-Mohegan agreed to pay Salishan Company a redemption price, the amount of which will be determined by future binding arbitration, which is expected to begin by the end of the calendar year. As of June 30, 2017, MGE has concluded that a payment contingency for the redemption is probable but not reasonably estimable given the ongoing arbitration process and, as such, MGE has not recorded a related accrual for such payment. In connection with the Redemption and Withdrawal Agreement, the parties also formed a new joint venture development entity, Salishan-Mohegan Development Company, LLC (“SMDC”), to which Salishan-Mohegan has assigned a right of first refusal for certain subsequent material expansion or future development as provided in the development agreement for the Cowlitz Project. Mohegan Ventures-NW, Salishan Company and a subsidiary of the Tribe hold membership interests in SMDC of 49.15%, 40% and 10.85%, respectively.
Salishan-Mohegan and SMDC are not restricted entities of MGE, and therefore, are not guarantors of MGE’s debt obligations.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Under the terms of the management agreement, Salishan-Mohegan will manage, operate and maintain the casino resort for a period of seven years following federal approval of the management agreement by the National Indian Gaming Commission (the “NIGC”). The management agreement became effective on May 21, 2017 following the NIGC's approval. The management agreement provides for management fees of 24% of net revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Under the terms of Salishan-Mohegan’s operating agreement, management fees will be allocated to the current members of Salishan-Mohegan based on their respective membership interests.
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
In December 2015, the CTGA obtained financing for the Cowlitz Project. The financing provided funding for construction of the Cowlitz Project and a partial repayment of the Salishan-Mohegan receivables. In connection with this transaction, Salishan-Mohegan was repaid $19.4 million of the Salishan-Mohegan receivables, a portion of which was used to repay certain outstanding debt of Salishan-Mohegan. Under the terms of the development agreement, the remaining outstanding Salishan-Mohegan receivables are to be repaid in equal monthly installments over a seven-year period commencing the first month following the opening of the Cowlitz Project, which occurred on April 24, 2017, subject to conditions of the Cowlitz financing. The remaining outstanding Salishan-Mohegan receivables accrue interest at an annual rate equal to 1.0% above the Cowlitz Project financing rate, or 12.5%. Pursuant to the development agreement, repayment of the remaining outstanding Salishan-Mohegan receivables may accelerate depending on the level of available cash at the end of each fiscal year, subject to certain conditions as set forth in the development agreement, including conditions of the Cowlitz financing. Also in connection with the Cowlitz financing, Salishan-Mohegan assigned the lease for the Cowlitz Project site to CTGA.
MGE maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on MGE's estimate of the probability that the receivables will be collected. MGE assesses the reserve for doubtful collection of the Salishan-Mohegan receivables for adequacy on a quarterly basis. In fiscal 2016, following the financing of the Cowlitz Project, MGE reduced the reserve for doubtful collection of the Salishan-Mohegan receivables. Future developments in the Cowlitz Project, including cash flows generated by the casino and other matters affecting the project, could affect the collectability of the Salishan-Mohegan receivables and the related reserve. As of June 30, 2017 and September 30, 2016, the Salishan-Mohegan receivables, including accrued interest, totaled $89.0 million and $81.9 million, respectively. As of June 30, 2017 and September 30, 2016, related reserves for doubtful collection totaled $17.8 million and $16.4 million, respectively. The Salishan-Mohegan receivables were included in other assets, net, in the accompanying condensed consolidated balance sheets.
MGE earned development fees, including accrued interest, totaling $2.9 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively, and $6.9 million and $7.3 million for the nine months ended June 30, 2017 and 2016, respectively. MGE earned management and service fees totaling $2.6 million for each of the three months and nine months ended June 30, 2017. These revenues were recorded within retail, entertainment and other revenues in the accompanying condensed consolidated statements of income and comprehensive income.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 7—MOHEGAN GAMING ADVISORS, LLC (PROJECT INSPIRE):
Mohegan Gaming Advisors, a wholly-owned subsidiary of MGE, currently holds a 50.19% membership interest in Inspire Integrated Resort, which was formed to pursue gaming opportunities in South Korea. The remaining 49.81% membership interest in Inspire Integrated Resort is held by an unrelated third-party and its affiliates. Inspire Integrated Resort is not a restricted entity of MGE, and therefore, is not a guarantor of MGE’s debt obligations.
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
Mohegan Gaming Advisors and its partner have each contributed approximately $100.0 million in cash into Project Inspire. As of June 30, 2017 and September 30, 2016, unused contributions, after factoring in the effect of the exchange rate, totaled approximately $171.2 million and $205.8 million, respectively, and were included in non-current assets - restricted cash in the accompanying condensed consolidated balance sheets.
As of June 30, 2017 and September 30, 2016, Inspire Integrated Resort had total assets of $198.7 million and $207.6 million, respectively, and total liabilities of $645,000 and $1.3 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 8—SEGMENT REPORTING:
As of June 30, 2017, MGE owns and operates, either directly or through subsidiaries, the Connecticut Facilities and the Pennsylvania Facilities. Substantially all of MGE's revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. MGE's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, MGE has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities. MGE's operations related to investments in unconsolidated affiliates and certain other Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net revenues:
Mohegan Sun	$271,578	$244,123	$795,775	$755,392
Mohegan Sun Pocono	71,031	76,450	207,752	223,160
Corporate and other	7,606	4,127	14,624	13,669
Inter-segment revenues	(60)	(1,273)	(180)	(3,819)
Total	$350,155	$323,427	$1,017,971	$988,402
Income (loss) from operations:
Mohegan Sun	62,630	50,520	$178,464	$171,251
Mohegan Sun Pocono	12,276	11,172	29,877	30,910
Corporate and other	(4,942)	(3,695)	(29,533)	(13,830)
Total	69,964	57,997	178,808	188,331
Interest income	2,784	2,284	8,362	6,469
Interest expense	(27,690)	(33,949)	(86,319)	(102,294)
Loss on modification and early extinguishment of debt	(1,094)	(277)	(74,890)	(484)
Loss from unconsolidated affiliates	(288)	(494)	(3,133)	(1,338)
Other income (expense), net	—	(1)	3	(17)
Net income	43,676	25,560	22,831	90,667
(Income) loss attributable to non-controlling interests	104	478	797	(2,225)
Net income attributable to Mohegan Tribal Gaming Authority	$43,780	$26,038	$23,628	$88,442
Comprehensive income:
Foreign currency translation	(5,133)	(606)	(8,434)	3,596
Other comprehensive income (loss)	(5,133)	(606)	(8,434)	3,596
Other comprehensive (income) loss attributable to non-controlling interests	2,866	384	4,475	(1,793)
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	(2,267)	(222)	(3,959)	1,803
Comprehensive income attributable to Mohegan Tribal Gaming Authority	$41,513	$25,816	$19,669	$90,245

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Nine Months Ended
(in thousands)	June 30, 2017	June 30, 2016
Capital expenditures incurred:
Mohegan Sun	$38,891	$23,666
Mohegan Sun Pocono	5,162	3,914
Corporate and other	14,739	115
Total	$58,792	$27,695

(in thousands)	June 30, 2017	September 30, 2016
Total assets:
Mohegan Sun	$1,330,081	$1,332,231
Mohegan Sun Pocono	586,077	551,116
Corporate and other	298,811	344,615
Total	$2,214,969	$2,227,962

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

Overview
The Tribe and Mohegan Gaming & Entertainment
The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe or the Tribe, is a federally-recognized Indian tribe with an approximately 595-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut entered into a compact, the Mohegan Compact, which was approved by the United States Secretary of the Interior. We were established as an instrumentality of the Tribe, with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. On June 15, 2017, we announced a corporate effort to align our brand image with our expanding business, and accordingly rebranded, and are now doing business as Mohegan Gaming & Entertainment, or MGE.
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
Mohegan Sun currently operates in an approximately 5.0 million square-foot facility, which includes the following:
Casino of the Earth
As of June 30, 2017, Casino of the Earth offered:

•	approximately 185,000 square feet of gaming space;

•	approximately 2,485 slot machines and 145 traditional and electronic table games;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

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

•	five Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars;

•	an approximately 400-room Earth Hotel Tower;

•	COMIX, an approximately 415-seat comedy club and craft beer bar operated by a third-party; and

•	the Wolf Den, an approximately 10,000-square-foot, 275-seat lounge featuring live entertainment seven days a week.
Casino of the Sky
As of June 30, 2017, Casino of the Sky offered:

•	approximately 125,000 square feet of gaming space;

•	approximately 1,945 slot machines and 105 traditional and electronic table games;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, Starbucks, a 24-hour coffee shop and three lounges and bars, all operated by us, as well as five additional full-service restaurants, two quick-service restaurants and a multi-station food court operated by third-parties, for a total restaurant seating of approximately 2,160;

•	The Shops at Mohegan Sun containing 31 retail shops, five of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret theatre;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Lansdowne Irish Pub and Music House with restaurant seating of approximately 205, Avalon Nightclub and Vista Lounge, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.
Casino of the Wind
As of June 30, 2017, Casino of the Wind offered:

•	approximately 40,000 square feet of gaming space;

•	approximately 520 slot machines, 25 traditional table games and a 42-table themed poker room;

•	a 400-seat, 16,000-square-foot Jimmy Buffett's Margaritaville Restaurant operated by a third-party; and

•	Mist, a nightlife entertainment venue operated by us.
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
Mohegan Sun Pocono currently operates in an approximately 400,000-square-foot facility, which includes the following as of June 30, 2017:

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

Results of Operations
Summary Operating Results
As of June 30, 2017, we own and operate, either directly or through subsidiaries: (1) Mohegan Sun, the Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise, or collectively, the Connecticut facilities, and (2) Mohegan Sun Pocono and its off-track wagering facilities, or collectively, the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania facilities. Our operations related to investments in unconsolidated affiliates and certain other Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$271,578	$244,123	$27,455	11.2%	$795,775	$755,392	$40,383	5.3%
Mohegan Sun Pocono	71,031	76,450	(5,419)	(7.1)%	207,752	223,160	(15,408)	(6.9)%
Corporate and other	7,606	4,127	3,479	84.3%	14,624	13,669	955	7.0%
Inter-segment revenues	(60)	(1,273)	1,213	95.3%	(180)	(3,819)	3,639	95.3%
Total	$350,155	$323,427	$26,728	8.3%	$1,017,971	$988,402	$29,569	3.0%
Income (loss) from operations:
Mohegan Sun	$62,630	$50,520	$12,110	24.0%	$178,464	$171,251	$7,213	4.2%
Mohegan Sun Pocono	12,276	11,172	1,104	9.9%	29,877	30,910	(1,033)	(3.3)%
Corporate and other	(4,942)	(3,695)	(1,247)	(33.7)%	(29,533)	(13,830)	(15,703)	(113.5)%
Total	$69,964	$57,997	$11,967	20.6%	$178,808	$188,331	$(9,523)	(5.1)%
Net income attributable to Mohegan Tribal Gaming Authority	$43,780	$26,038	$17,742	68.1%	$23,628	$88,442	$(64,814)	(73.3)%
Operating margin:
Mohegan Sun	23.1%	20.7%	2.4%	11.6%	22.4%	22.7%	(0.3)%	(1.3)%
Mohegan Sun Pocono	17.3%	14.6%	2.7%	18.5%	14.4%	13.9%	0.5%	3.6%
Total	20.0%	17.9%	2.1%	11.7%	17.6%	19.1%	(1.5)%	(7.9)%

The most significant factors and trends that we believe impacted our operating and financial performance were as follows:

•	strong overall business volumes at Mohegan Sun;

•	additional hotel room capacity added by our new 400-room Earth Hotel Tower at Mohegan Sun;

•	a strong entertainment calendar at Mohegan Sun;

•	improved table game hold percentage at Mohegan Sun in the three months ended June 30, 2017;

•	soft overall business volumes at Mohegan Sun Pocono;

•	higher revenues and increased development costs associated with our various Corporate diversification initiatives;

•	competitive gaming markets;

•	lower interest expense; and

•	a $73.8 million non-operating loss on modification and early extinguishment of debt in the nine months ended June 30, 2017 related to our October 2016 refinancing transactions.
The growth in net revenues for the three months and nine months ended June 30, 2017 compared to the same periods in the prior year was primarily driven by strong gaming and non-gaming results at Mohegan Sun.
Income from operations for the three months ended June 30, 2017 compared to the same period in the prior year increased primarily due to the growth in net revenues. The decline in income from operations for the nine months ended June 30, 2017 compared to the same period in the prior year was primarily due to higher overall operating costs and expenses.
Net income attributable to Mohegan Tribal Gaming Authority for the three months ended June 30, 2017 compared to the same period in the prior year increased primarily as a result of the growth in income from operations, combined with lower interest expense. The decline in net income attributable to Mohegan Tribal Gaming Authority for the nine months ended June 30, 2017 compared to the same period in the prior year was primarily driven by the loss on modification and early extinguishment of debt, partially offset by lower interest expense.
Mohegan Sun
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Gaming	$228,170	$206,707	$21,463	10.4%	$680,262	$659,396	$20,866	3.2%
Food and beverage	16,781	15,906	875	5.5%	48,517	45,021	3,496	7.8%
Hotel (1)	15,601	12,654	2,947	23.3%	42,737	34,327	8,410	24.5%
Retail, entertainment and other	32,923	28,844	4,079	14.1%	85,602	72,250	13,352	18.5%
Gross revenues	293,475	264,111	29,364	11.1%	857,118	810,994	46,124	5.7%
Less-Promotional allowances	21,897	19,988	1,909	9.6%	61,343	55,602	5,741	10.3%
Net revenues	$271,578	$244,123	$27,455	11.2%	$795,775	$755,392	$40,383	5.3%
_________

(1)	The new 400-room Earth Hotel Tower opened on November 10, 2016.
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
Gaming	77.8%	78.3%	79.4%	81.3%
Food and beverage	5.7%	6.0%	5.6%	5.6%
Hotel	5.3%	4.8%	5.0%	4.2%
Retail, entertainment and other	11.2%	10.9%	10.0%	8.9%
Total	100.0%	100.0%	100.0%	100.0%

Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Food and beverage	$6,448	$6,251	$197	3.2%	$18,655	$17,811	$844	4.7%
Hotel	4,057	3,404	653	19.2%	11,800	10,263	1,537	15.0%
Retail, entertainment and other	11,392	10,333	1,059	10.2%	30,888	27,528	3,360	12.2%
Total	$21,897	$19,988	$1,909	9.6%	$61,343	$55,602	$5,741	10.3%
The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Food and beverage	$5,543	$5,493	$50	0.9%	$16,186	$16,331	$(145)	(0.9)%
Hotel	2,511	1,403	1,108	79.0%	7,339	4,683	2,656	56.7%
Retail, entertainment and other	10,383	8,272	2,111	25.5%	29,201	24,470	4,731	19.3%
Total	$18,437	$15,168	$3,269	21.6%	$52,726	$45,484	$7,242	15.9%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Slots:
Handle	$1,868,130	$1,813,310	$54,820	3.0%	$5,458,397	$5,391,883	$66,514	1.2%
Gross revenues	$152,813	$147,929	$4,884	3.3%	$448,458	$438,275	$10,183	2.3%
Net revenues	$146,135	$142,009	$4,126	2.9%	$430,283	$421,935	$8,348	2.0%
Free promotional slot plays (1)	$15,710	$14,634	$1,076	7.4%	$44,869	$44,682	$187	0.4%
Weighted average number of machines (in units)	4,946	5,111	(165)	(3.2)%	5,017	5,133	(116)	(2.3)%
Hold percentage (gross)	8.2%	8.2%	—	—	8.2%	8.1%	0.1%	1.2%
Win per unit per day (gross) (in dollars)	$340	$318	$22	6.9%	$327	$312	$15	4.8%
Table games:
Drop	$485,434	$458,731	$26,703	5.8%	$1,469,556	$1,382,504	$87,052	6.3%
Revenues	$78,967	$61,683	$17,284	28.0%	$240,681	$227,523	$13,158	5.8%
Weighted average number of games (in units)	275	273	2	0.7%	274	271	3	1.1%
Hold percentage (2)	16.3%	13.4%	2.9%	21.6%	16.4%	16.5%	(0.1)%	(0.6)%
Win per unit per day (in dollars)	$3,155	$2,478	$677	27.3%	$3,218	$3,061	$157	5.1%
Poker:
Revenues	$2,114	$2,032	$82	4.0%	$6,644	$7,117	$(473)	(6.6)%
Weighted average number of tables (in units)	42	42	—	—	42	42	—	—
Revenue per unit per day (in dollars)	$553	$532	$21	3.9%	$579	$618	$(39)	(6.3)%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

The growth in gaming revenues for the three months and nine months ended June 30, 2017 compared to the same periods in the prior year was primarily driven by higher table game revenues resulting from a significant increase in hold percentage during the three months ended June 30, 2017 and higher volumes. The growth in gaming revenues for the three months and nine months ended June 30, 2017 also reflected higher slot revenues.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Meals served	762	726	36	5.0%	2,185	2,008	177	8.8%
Average price per meal served (in dollars)	$15.58	$15.62	$(0.04)	(0.3)%	$15.80	$16.13	$(0.33)	(2.0)%

The increases in food and beverage revenues for the three months and nine months ended June 30, 2017 compared to the same periods in the prior year resulted from the growth in meals served. The growth in meals served reflected strong overall business activity driven by additional hotel room capacity added by our new 400-room Earth Hotel Tower which opened on November 10, 2016 and a strong entertainment calendar at the Mohegan Sun Arena.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Rooms occupied	137	105	32	30.5%	394	317	77	24.3%
Occupancy rate	96.5%	98.9%	(2.4)%	(2.4)%	96.5%	98.6%	(2.1)%	(2.1)%
Average daily room rate (in dollars)	$111	$113	$(2)	(1.8)%	$105	$101	$4	4.0%
Revenue per available room (in dollars)	$107	$112	$(5)	(4.5)%	$101	$100	$1	1.0%

Hotel revenues for the three months and nine months ended June 30, 2017 compared to the same periods in the prior year increased primarily as a result of additional revenues generated by our new 400-room Earth Hotel Tower which opened on November 10, 2016.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Arena events (in events)	32	35	(3)	(8.6)%	92	85	7	8.2%
Arena tickets	200	186	14	7.5%	593	472	121	25.6%
Average price per arena ticket (in dollars)	$65.63	$58.49	$7.14	12.2%	$54.87	$49.68	$5.19	10.4%

The growth in retail, entertainment and other revenues for the three months and nine months ended June 30, 2017 compared to the same periods in the prior year was primarily driven by higher entertainment revenues reflecting a strong entertainment calendar at the Mohegan Sun Arena, including additional headliner shows. The growth in retail, entertainment and other revenues for the three months and nine months ended June 30, 2017 also reflected higher rental income from third-party outlets.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Gaming	$119,443	$113,875	$5,568	4.9%	$357,155	$346,653	$10,502	3.0%
Food and beverage	8,960	8,566	394	4.6%	26,161	25,231	930	3.7%
Hotel (1)	7,170	3,926	3,244	82.6%	19,333	11,098	8,235	74.2%
Retail, entertainment and other	15,209	12,567	2,642	21.0%	41,402	29,729	11,673	39.3%
Advertising, general and administrative	42,227	39,659	2,568	6.5%	126,737	124,831	1,906	1.5%
Depreciation and amortization	15,883	15,001	882	5.9%	46,129	46,272	(143)	(0.3)%
(Gain) loss on disposition of assets	(12)	9	(21)	N.M.	(103)	327	(430)	N.M.
Pre-opening	68	—	68	100.0%	497	—	497	100.0%
Total	$208,948	$193,603	$15,345	7.9%	$617,311	$584,141	$33,170	5.7%

_________

(1)	The new 400-room Earth Hotel Tower opened on November 10, 2016.
N.M. - Not meaningful.

The increases in gaming costs and expenses for the three months and nine months ended June 30, 2017 compared to the same periods in the prior year were primarily due to increased costs related to Momentum Dollar redemptions at Mohegan Sun-owned outlets and higher combined slot win and free promotional slot play contribution expenses commensurate with the increases in slot revenues. The increase in gaming costs and expenses for the nine months ended June 30, 2017 also reflected expenditures associated with Mohegan Sun’s 20th anniversary festivities during the month of October 2016. These results were partially offset by lower casino marketing and promotional expenses. Expenses associated with the combined slot win and free promotional slot play contributions totaled $38.2 million and $112.1 million for the three months and nine months ended June 30, 2017, respectively, and $37.0 million and $109.6 million for the three months and nine months ended June 30, 2016, respectively. Gaming costs and expenses as a percentage of gaming revenues were 52.3% and 52.5% for the three months and nine months ended June 30, 2017, respectively, and 55.1% and 52.6% for the three months and nine months ended June 30, 2016, respectively.

Food and beverage costs and expenses for the three months and nine months ended June 30, 2017 compared to the same periods in the prior year increased primarily as a result of higher payroll costs and cost of goods sold commensurate with the increases in food and beverage revenues.
The increases in hotel costs and expenses for the three months and nine months ended June 30, 2017 compared to the same periods in the prior year were primarily driven by additional costs and expenses, including lease expenses, associated with our new 400-room Earth Hotel Tower and related connector which are subleased from an instrumentality of the Tribe. These results were partially offset by higher amounts of hotel complimentaries related costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the three months and nine months ended June 30, 2017 compared to the same periods in the prior year increased primarily as a result of higher direct entertainment and payroll costs associated with the strong entertainment calendar at the Mohegan Sun Arena, including additional headliner shows. These results were partially offset by higher amounts of retail, entertainment and other complimentaries related costs being allocated to gaming costs and expenses.
The increase in advertising, general and administrative costs and expenses for the three months ended June 30, 2017 compared to the same period in the prior year was primarily due to higher costs related to payroll and governmental services. The increase in advertising, general and administrative costs and expenses for the nine months ended June 30, 2017 compared to the same period in the prior year was primarily driven by higher costs related to utility and governmental services, partially offset by lower payroll costs.
Mohegan Sun Pocono
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Gaming	$65,785	$70,100	$(4,315)	(6.2)%	$192,504	$206,493	$(13,989)	(6.8)%
Food and beverage	6,228	7,702	(1,474)	(19.1)%	19,279	21,787	(2,508)	(11.5)%
Hotel	1,295	1,568	(273)	(17.4)%	3,781	4,312	(531)	(12.3)%
Retail, entertainment and other	2,166	2,547	(381)	(15.0)%	6,483	6,845	(362)	(5.3)%
Gross revenues	75,474	81,917	(6,443)	(7.9)%	222,047	239,437	(17,390)	(7.3)%
Less-Promotional allowances	4,443	5,467	(1,024)	(18.7)%	14,295	16,277	(1,982)	(12.2)%
Net revenues	$71,031	$76,450	$(5,419)	(7.1)%	$207,752	$223,160	$(15,408)	(6.9)%

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
Gaming	87.2%	85.6%	86.7%	86.2%
Food and beverage	8.2%	9.4%	8.7%	9.1%
Hotel	1.7%	1.9%	1.7%	1.8%
Retail, entertainment and other	2.9%	3.1%	2.9%	2.9%
Total	100.0%	100.0%	100.0%	100.0%
Promotional Allowances
The retail value of providing promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Food and beverage	$3,565	$4,474	$(909)	(20.3)%	$11,464	$13,253	$(1,789)	(13.5)%
Hotel	444	428	16	3.7%	1,342	1,334	8	0.6%
Retail, entertainment and other	434	565	(131)	(23.2)%	1,489	1,690	(201)	(11.9)%
Total	$4,443	$5,467	$(1,024)	(18.7)%	$14,295	$16,277	$(1,982)	(12.2)%

The estimated cost of providing promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Food and beverage	$2,253	$2,910	$(657)	(22.6)%	$7,397	$8,612	$(1,215)	(14.1)%
Hotel	265	558	(293)	(52.5)%	831	1,936	(1,105)	(57.1)%
Retail, entertainment and other	321	566	(245)	(43.3)%	1,122	1,680	(558)	(33.2)%
Total	$2,839	$4,034	$(1,195)	(29.6)%	$9,350	$12,228	$(2,878)	(23.5)%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Slots:
Handle	$667,264	$690,911	$(23,647)	(3.4)%	$1,911,671	$2,044,281	$(132,610)	(6.5)%
Gross revenues	$52,669	$55,878	$(3,209)	(5.7)%	$153,405	$165,992	$(12,587)	(7.6)%
Net revenues	$52,762	$55,814	$(3,052)	(5.5)%	$153,674	$165,746	$(12,072)	(7.3)%
Free promotional slot plays (1)	$13,140	$11,846	$1,294	10.9%	$34,600	$34,664	$(64)	(0.2)%
Weighted average number of machines (in units)	2,326	2,331	(5)	(0.2)%	2,269	2,330	(61)	(2.6)%
Hold percentage (gross)	7.9%	8.1%	(0.2)%	(2.5)%	8.0%	8.1%	(0.1)%	(1.2)%
Win per unit per day (gross) (in dollars)	$249	$263	$(14)	(5.3)%	$248	$260	$(12)	(4.6)%
Table games:
Drop	$53,026	$53,741	$(715)	(1.3)%	$152,194	$163,847	$(11,653)	(7.1)%
Revenues	$9,274	$10,367	$(1,093)	(10.5)%	$29,967	$31,275	$(1,308)	(4.2)%
Weighted average number of games (in units)	73	73	—	—	73	73	—	—
Hold percentage (2)	17.5%	19.3%	(1.8)%	(9.3)%	19.7%	19.1%	0.6%	3.1%
Win per unit per day (in dollars)	$1,396	$1,563	$(167)	(10.7)%	$1,504	$1,565	$(61)	(3.9)%
Poker:
Revenues	$737	$761	$(24)	(3.2)%	$2,070	$2,332	$(262)	(11.2)%
Weighted average number of tables (in units)	18	18	—	—	18	18	—	—
Revenue per unit per day (in dollars)	$450	$464	$(14)	(3.0)%	$421	$473	$(52)	(11.0)%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

Gaming revenues for the three months and nine months ended June 30, 2017 compared to the same periods in the prior year decreased primarily as a result of declines in slot revenues driven by lower volumes. The reductions in gaming revenues for the three months and nine months ended June 30, 2017 also reflected lower table game revenues.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Meals served	118	183	(65)	(35.5)%	383	499	(116)	(23.2)%
Average price per meal served (in dollars)	$20.40	$19.14	$1.26	6.6%	$21.51	$19.60	$1.91	9.7%
The declines in food and beverage revenues for the three months and nine months ended June 30, 2017 compared to the same periods in the prior year were primarily due to lower complimentary food and beverage revenues resulting from changes in our promotional offers.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Rooms occupied	20	21	(1)	(4.8)%	59	62	(3)	(4.8)%
Occupancy rate	92.9%	96.6%	(3.7)%	(3.8)%	92.1%	96.1%	(4.0)%	(4.2)%
Average daily room rate (in dollars)	$62	$69	$(7)	(10.1)%	$60	$64	$(4)	(6.3)%
Revenue per available room (in dollars)	$57	$67	$(10)	(14.9)%	$56	$61	$(5)	(8.2)%

Hotel revenues for the three months and nine months ended June 30, 2017 compared to the same periods in the prior year decreased primarily as a result of overall declines in hotel occupancy, as well as a shift in hotel occupancy from higher paying transient and group guests to casino patrons.
The declines in retail, entertainment and other revenues for the three months and nine months ended June 30, 2017 compared to the same periods in the prior year were primarily due to lower retail revenues resulting from changes in our promotional offers.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Gaming	$45,629	$50,427	$(4,798)	(9.5)%	$137,499	$148,407	$(10,908)	(7.4)%
Food and beverage	1,694	2,108	(414)	(19.6)%	5,063	5,576	(513)	(9.2)%
Hotel	516	1,544	(1,028)	(66.6)%	1,527	4,357	(2,830)	(65.0)%
Retail, entertainment and other	248	305	(57)	(18.7)%	1,024	962	62	6.4%
Advertising, general and administrative	7,533	7,990	(457)	(5.7)%	23,612	24,040	(428)	(1.8)%
Depreciation and amortization	3,139	2,901	238	8.2%	9,154	8,894	260	2.9%
Loss on disposition of assets	(4)	3	(7)	N.M.	(4)	14	(18)	N.M.
Total	$58,755	$65,278	$(6,523)	(10.0)%	$177,875	$192,250	$(14,375)	(7.5)%
_________
N.M. - Not meaningful.
Gaming costs and expenses for the three months and nine months ended June 30, 2017 compared to the same periods in the prior year declined primarily as a result of lower Pennsylvania slot machine tax expenses commensurate with the decreases in slot revenues and lower costs related to Momentum Dollar redemptions at Mohegan Sun Pocono-owned and third-party outlets. The reductions in gaming costs and expenses for the three months and nine months ended June 30, 2017 also reflected lower payroll costs and certain casino marketing and promotional expenses. Expenses associated with the Pennsylvania slot machine tax totaled $28.3 million and $84.2 million for the three months and nine months ended June 30, 2017, respectively, and $31.1 million and $91.8 million for the three months and nine months ended June 30, 2016, respectively. Expenses associated with the Pennsylvania table game tax totaled $1.4 million and $4.9 million for the three months and nine months ended June 30, 2017, respectively, and $1.6 million and $4.7 million for the three months and nine months ended June 30, 2016, respectively. Gaming costs and expenses as a percentage of gaming revenues were 69.4% and 71.4% for the three months and nine months ended June 30, 2017, respectively, and 71.9% for each of the three months and nine months ended June 30, 2016.
The declines in food and beverage costs and expenses for the three months and nine months ended June 30, 2017 compared to the same periods in the prior year were primarily due to lower payroll costs and cost of goods sold commensurate with the reductions in food and beverage revenues. These results were partially offset by lower amounts of food and beverage complimentaries related costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the three months and nine months ended June 30, 2017 compared to the same periods in the prior year declined primarily as a result of the elimination of lease expenses due to the merger of Downs Lodging, LLC into Mohegan Sun Pocono. Downs Lodging, LLC financed and built the hotel and convention center operated by Mohegan Sun Pocono. These results were partially offset by lower amounts of hotel complimentaries related costs being allocated to gaming costs and expenses.
The decrease in retail, entertainment and other costs and expenses for the three months ended June 30, 2017 compared to the same period in the prior year was primarily due to lower retail cost of goods sold commensurate with the decline in retail revenues. Retail, entertainment and other costs and expenses for the nine months ended June 30, 2017 compared to the same period in the prior year increased primarily as a result of lower amounts of retail, entertainment and other complimentaries related costs being allocated to gaming costs and expenses and higher entertainment costs driven by an increase in the number of shows held at our 1,500-seat entertainment venue. These results were partially offset by lower retail cost of goods sold commensurate with the decline in retail revenues.
Advertising, general and administrative costs and expenses for the three months and nine months ended June 30, 2017 compared to the same periods in the prior year declined primarily as a result of lower payroll costs, partially offset by higher insurance costs and property taxes.
Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Gross revenues	$7,646	$4,168	$3,478	83.4%	$14,743	$13,755	$988	7.2%
Less-Promotional allowances	40	41	(1)	(2.4)%	119	86	33	38.4%
Net revenues	$7,606	$4,127	$3,479	84.3%	$14,624	$13,669	$955	7.0%

Expenses	$12,515	$7,552	$4,963	65.7%	$44,083	$26,696	$17,387	65.1%
Depreciation and amortization	33	270	(237)	(87.8)%	74	803	(729)	(90.8)%
Total expenses	$12,548	$7,822	$4,726	60.4%	$44,157	$27,499	$16,658	60.6%

Corporate and other revenues for the three months and nine months ended June 30, 2017 compared to the same periods in the prior year increased primarily as a result of management fees earned in connection with our management arrangement with ilani Casino Resort which opened on April 24, 2017. The growth in Corporate and other revenues for the three months ended June 30, 2017 also reflected higher development fees earned in connection with our development arrangement with ilani Casino Resort, while the growth in Corporate and other revenues for the nine months ended June 30, 2017 also benefited from higher consulting fees earned in connection with our consulting arrangement with Paragon Casino Resort. These results were partially offset by the elimination of lease revenues due to the merger of Downs Lodging, LLC into Mohegan Sun Pocono.

The increases in Corporate and other expenses for the three months and nine months ended June 30, 2017 compared to the same periods in the prior year were primarily driven by higher development costs associated with our various diversification initiatives. The increase in Corporate and other expenses for the nine months ended June 30, 2017 was also due to a reduction in the reserve against reimbursable costs and expenses advanced by us to ilani Casino Resort that was recorded in the nine months ended June 30, 2016 following the completion of the project’s financing.

Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2017	2016	Variance	Percentage Variance	2017	2016	Variance	Percentage Variance
Interest income (1)	$2,784	$2,284	$500	21.9%	$8,362	$6,469	$1,893	29.3%
Interest expense	(27,690)	(33,949)	6,259	18.4%	(86,319)	(102,294)	15,975	15.6%
Loss on modification and early extinguishment of debt	(1,094)	(277)	(817)	N.M.	(74,890)	(484)	(74,406)	N.M.
Loss from unconsolidated affiliates	(288)	(494)	206	41.7%	(3,133)	(1,338)	(1,795)	N.M.
Other income (expense), net	—	(1)	1	100.0%	3	(17)	20	N.M.
Total other expense	$(26,288)	$(32,437)	$6,149	19.0%	$(155,977)	$(97,664)	$(58,313)	(59.7)%
_________

(1)	Primarily represented interest earned on long-term receivables.
N.M. - Not meaningful.
Interest expense for the three months and nine months ended June 30, 2017 compared to the same periods in the prior year declined as a result of lower weighted average interest rate. Weighted average interest rate was 6.4% and 6.5% for the three months and nine months ended June 30, 2017, respectively, compared to 7.8% for each of the three months and nine months ended June 30, 2016. Weighted average outstanding debt was $1.74 billion and $1.77 billion for the three months and nine months ended June 30, 2017, respectively, compared to $1.74 billion and $1.76 billion for the three months and nine months ended June 30, 2016, respectively.

Loss on modification and early extinguishment of debt for the three months ended June 30, 2017 represented financing fees expensed in connection with our April 2017 repricing transaction which reduced the interest rate margins applicable to the revolving facility, term loan A facility and term loan B facility by 0.50%. We incurred approximately $3.0 million in costs in connection with this transaction, $1.1 million of which was expensed and recorded as a loss on modification and early extinguishment of debt. New debt issuance costs totaling $361,000 were capitalized as an asset and will be amortized over the term of the related debt. The remaining $1.5 million in new debt issuance costs was reflected as debt discount and will be amortized over the term of the related debt. Loss on modification and early extinguishment of debt for the nine months ended June 30, 2017 primarily represented financing fees expensed in connection with our October 2016 refinancing transactions. We incurred approximately $95.6 million in costs in connection with these refinancing transactions. Previously deferred debt issuance costs and debt discounts totaling $14.9 million, as well as $58.9 million in new transaction costs were expensed and recorded as a loss on modification and early extinguishment of debt. New debt issuance costs totaling $2.5 million were capitalized as an asset and will be amortized over the term of the related debt. The remaining $34.2 million in new debt issuance costs was reflected as debt discount and will be amortized over the term of the related debt.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, our operating results for the three months and nine months ended June 30, 2017 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Nine Months Ended June 30,
	2017	2016	Variance	Percentage Variance
Net cash provided by operating activities	$147,360	$156,522	$(9,162)	(5.9)%
Net cash used in investing activities	(32,497)	(75,792)	43,295	57.1%
Net cash provided by (used in) financing activities	(111,097)	41,877	(152,974)	N.M.
Net increase (decrease) in cash and cash equivalents	$3,766	$122,607	$(118,841)	96.9%
_________
N.M. - Not meaningful.

As of June 30, 2017 and September 30, 2016, we held cash and cash equivalents of $87.4 million and $83.7 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, amortization of debt issuance costs, premiums and discounts and provisions and recoveries for losses on receivables.
The decline in cash provided by operating activities for the nine months ended June 30, 2017 compared to the same period in the prior year was primarily driven by higher working capital requirements, partially offset by increased net income after factoring in non-cash items. Cash provided by operating activities for the nine months ended June 30, 2017 were negatively impacted by approximately $9.7 million as a result of our October 2016 refinancing and April 2017 repricing transactions.
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
The decrease in cash used in investing activities for the nine months ended June 30, 2017 compared to the same period in the prior year was primarily driven by restricted cash contributed by Inspire Integrated Resort Co., Ltd, or Inspire Integrated Resort, in the nine months ended June 30, 2016 in connection with its joint venture arrangement to develop and build an integrated resort at Incheon International Airport in South Korea.
The increase in cash used in financing activities for the nine months ended June 30, 2017 compared to the same period in the prior year primarily resulted from payments of tender offer and repurchase costs and financing fees in connection with our October 2016 refinancing transactions, combined with decreased borrowings. The increase in cash used in financing activities for the nine months ended June 30, 2017 also reflected the impact of contributions from members in the nine months ended June 30, 2016 related to Inspire Integrated Resort's joint venture arrangement to develop and build an integrated resort at Incheon International Airport in South Korea.
External Sources of Liquidity
As of June 30, 2017, our outstanding indebtedness was as follows (excluding unamortized debt issuance costs and discounts):

•	$13.0 million Senior Secured Credit Facility - Revolving, due October 2021;

•	$411.6 million Senior Secured Credit Facility - Term Loan A, due October 2021;

•	$781.1 million Senior Secured Credit Facility - Term Loan B, due October 2023;

•	$500.0 million Senior Unsecured Notes, due October 2024;

•	$6.5 million Mohegan Expo Credit Facility; and

•	$2.1 million in other indebtedness.
Please refer to “Part I. Item 1. Note 3—Long-Term Debt” in this Quarterly Report on Form 10-Q which summarizes the terms of our debt agreements as of June 30, 2017.
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
Maximum senior secured leverage ratio covenant, or ratio of secured debt to Consolidated EBITDA for the Test Period, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
June 30, 2017 and September 30, 2017	4.25:1.00
December 31, 2017	4.00:1.00
March 31, 2018 and June 30, 2018	3.75:1.00
September 30, 2018 and December 31, 2018	3.50:1.00
March 31, 2019 and June 30, 2019	3.25:1.00
September 30, 2019 and each fiscal quarter ending thereafter	3.00:1.00
Minimum fixed charge coverage ratio covenant, as defined under the senior secured credit facilities:

Fiscal Quarters Ending:
June 30, 2017 and thereafter	1.05:1.00
As of June 30, 2017, we and the Tribe were in compliance with all respective covenant requirements under all relevant credit facilities and note indentures.

Capital Expenditures
The following table presents data related to capital expenditures (in millions):

	Capital Expenditures
	Nine Months Ended	Remaining Forecasted	Total Forecasted
	June 30, 2017	Fiscal Year 2017 (1)	Fiscal Year 2017 (1)
Mohegan Sun:
Maintenance	$26.4	$8.6	$35.0
Development	0.6	0.3	0.9
Expansion - Mohegan Sun Exposition and Convention Center	11.9	7.3	19.2
Subtotal	38.9	16.2	55.1
Mohegan Sun Pocono:
Maintenance	5.1	2.2	7.3
Development	0.1	0.6	0.7
Subtotal	5.2	2.8	8.0
Corporate:
Maintenance	0.1	0.1	0.2
Development	—	0.7	0.7
Other - Project Inspire	14.6	—	14.6
Subtotal	14.7	0.8	15.5
Total	$58.8	$19.8	$78.6
_________

(1)	Excludes forecasted capital expenditures for Project Inspire.
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun Pocono. The costs for the Mohegan Sun Exposition and Convention Center are being funded through a combination of borrowings under the Mohegan Expo Credit Facility and investments by us. Construction on the Mohegan Sun Exposition and Convention Center commenced in March 2017 and it is expected to open in the summer of 2018. We plan to fund any additional development or expansion capital expenditures at Mohegan Sun and Mohegan Sun Pocono through a combination of existing cash, cash flows provided by operating activities and draws under our revolving facility.

Interest Expense
The following table presents our interest expense (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
Prior senior secured credit facility - revolving	$—	$395	$29	$1,340
Prior senior secured credit facility - term loan A	—	1,377	204	4,227
Prior senior secured credit facility - term loan B	—	12,254	1,840	37,077
Senior secured credit facility - revolving	552	—	2,302	—
Senior secured credit facility - term loan A	5,856	—	17,024	—
Senior secured credit facility - term loan B	10,704	—	32,022	—
2013 9 3/4% senior unsecured notes	—	14,505	2,252	43,490
2016 7 7/8% senior unsecured notes	10,158	—	28,929	—
2015 senior unsecured notes	—	1,611	237	3,917
2012 11% senior subordinated notes	—	2,851	417	8,544
Prior line of credit	—	58	7	157
Line of credit	120	—	292	—
Mohegan Expo Credit Facility borrowings - Term Loan	117	—	117	—
Prior Downs Lodging credit facility	—	—	—	625
Downs Lodging credit facility	—	362	70	882
2012 Mohegan Tribe Minor's Trust promissory note	—	264	23	957
2013 Mohegan Tribe promissory note	—	73	10	221
2015 Mohegan Tribe promissory note	—	27	—	359
Capital leases	—	18	2	60
Amortization of debt issuance costs on revolving credit facilities	183	154	542	438
Total interest expense	$27,690	$33,949	$86,319	$102,294
Contractual Obligations
The following table presents estimated future payment obligations related to our debt and the timing of those payments as of June 30, 2017 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt, including current portions (excludes unamortized debt issuance costs and discounts)	$1,714,284	$75,128	$111,044	$286,074	$1,242,038
Interest payments on long-term debt	655,414	102,508	202,927	190,493	159,486
Total	$2,369,698	$177,636	$313,971	$476,567	$1,401,524
 ________________________

(1)	Represents payment obligations from July 1, 2017 to June 30, 2018.
There has been no material change to the other contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, distributions to the Tribe and foreseeable capital expenditures for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for further details regarding risks relating to our sufficiency of resources. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, we had approximately $108.6 million of borrowing capacity under the revolving facility and line of credit as of June 30, 2017. Distributions to the Tribe are anticipated to total approximately $60.0 million for fiscal 2017.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of June 30, 2017, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the senior secured credit facilities.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of June 30, 2017 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of June 30, 2017.

	Expected Maturity Date						Total	Fair Value
	2017	2018	2019	2020	2021	Thereafter
Liabilities (in thousands)
Long-term debt, including current portions (1):
Fixed rate	$182	$428	$428	$354	$328	$500,364	$502,084	$522,084
Average interest rate	—	—	—	—	—	7.9%	7.8%
Variable rate	$18,650	$74,600	$57,913	$44,006	$41,225	$975,806	$1,212,200	$1,222,053
Average interest rate (2)	5.0%	5.2%	5.5%	5.7%	5.8%	6.2%	5.8%
_________

(1)	Excludes unamortized debt issuance costs and discounts.

(2)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $12.1 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding Mohegan Gaming & Entertainment’s legal proceedings please refer to “Part I. Item 1—Notes to Condensed Consolidated Financial Statements, Note 5—Commitments and Contingencies—Litigation and Legal Proceedings” in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
There has been no material change from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017.

Item 6.	Exhibits
The exhibits to this Quarterly Report on Form 10-Q are listed on the Exhibit Index, which appears elsewhere herein and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Mohegan Tribal Gaming Authority has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	August 11, 2017	By:	/S/ KEVIN P. BROWN
Kevin P. Brown Chairman and Member, Management Board

Date:	August 11, 2017	By:	/S/ MITCHELL GROSSINGER ETESS
Mitchell Grossinger Etess Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	August 11, 2017	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Mohegan Tribal Gaming Authority’s Registration Statement on Form S-4, filed with the SEC on January 27, 2014 (the “2014 Form S-4”) and incorporated by reference herein).

3.2
Ordinance No. 95-2 of the Tribe for Gaming on Tribal Lands, enacted on July 15, 1995 (filed as Exhibit 3.2 to the Mohegan Tribal Gaming Authority’s Amendment No. 1 to its Registration Statement on Form S-1, filed with the SEC on February 29, 1996 and incorporated by reference herein).

3.3
Articles of Organization of Mohegan Basketball Club, LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Mohegan Tribal Gaming Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”) and incorporated by reference herein).

3.4
Operating Agreement of Mohegan Basketball Club, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4 and incorporated by reference herein).

3.5
Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 5, 2005, as amended (filed as Exhibit 3.5 to the Mohegan Tribal Gaming Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Form S-4”) and incorporated by reference herein).

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

3.15
Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed as Exhibit 3.15 to the Mohegan Tribal Gaming Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the SEC on August 10, 2006 (the “June 2006 Form 10-Q”) and incorporated by reference herein).

3.16
Operating Agreement of Mohegan Ventures-Northwest, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of July 23, 2004 (filed as Exhibit 3.16 to the June 2006 Form 10-Q and incorporated by reference herein).

3.17
Articles of Organization of Mohegan Golf, LLC, dated as of November 20, 2006 (filed as Exhibit 3.17 to the Mohegan Tribal Gaming Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006 and incorporated by reference herein).

Exhibit No.	Description
3.18
Articles of Amendment of Mohegan Golf, LLC, dated as of April 8, 2008 (filed as Exhibit 3.18 to the Mohegan Tribal Gaming Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the SEC on May 15, 2008 and incorporated by reference herein).

3.19	Operating Agreement of Mohegan Golf, LLC, dated as of April 8, 2008 (filed as Exhibit 3.22 to the 2014 Form S-4 and incorporated by reference herein).

4.1
Indenture, dated as of October 14, 2016, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Guarantors party thereto and U.S. Bank National Association, as Trustee, relating to the 7.875% Senior Notes due 2024 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on October 20, 2016 and incorporated by reference herein).

10.1*
Agreement by and between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority, dated as of March 27, 2017 (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on March 31, 2017 and incorporated by reference herein).

10.2
First Amendment to Credit Agreement, dated April 14, 2017, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Citizens Bank, N.A. as Administrative and Collateral Agent, and the other lenders and financial institutions party thereto (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on April 17, 2017 and incorporated by reference herein).

10.3*
Settlement Agreement, Waiver and Release, effective as of April 12, 2017, by and between the Mohegan Tribal Gaming Authority and Robert J. Soper (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K/A, filed with the SEC on April 18, 2017 and incorporated by reference herein).

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