Form 10-K
period 2017-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2017-12-22
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________
FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
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

MOHEGAN TRIBAL GAMING AUTHORITY

References in this Annual Report on Form 10-K to “the Company” are to the Mohegan Tribal Gaming Authority d/b/a Mohegan Gaming & Entertainment and references to“the Mohegan Tribe” or “the Tribe” are to the Mohegan Tribe of Indians of Connecticut. The terms “we” or “us” or “our” refer to the Company.

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
In addition to the risk factors described under “Part I. Item 1A. Risk Factors,” the following important factors, among others, could affect our future financial condition or results of operations, causing actual results to differ materially from those expressed in the forward-looking statements:

•	the financial performance of Mohegan Sun and Mohegan Sun Pocono and our Pennsylvania off-track wagering facilities;

•	the local, regional, national or global economic climate;

•	increased competition, including the expansion of gaming in New England, New York, New Jersey or Pennsylvania or outside of the United States;

•	our leverage and ability to meet our debt service obligations and maintain compliance with financial debt covenants;

•	the continued availability of financing;

•	our dependence on existing management;

•	our ability to integrate new amenities from expansions to our facilities into our current operations and manage the expanded facilities;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations, including the limitation, denial or suspension of licenses required under gaming laws and regulations;

•	changes in applicable laws pertaining to the service of alcohol, smoking or other amenities offered at our facilities;

•	our ability to successfully implement our diversification strategy;

•	an act of terrorism on the United States;

•	our customers' access to inexpensive transportation to our facilities and changes in oil, fuel or other transportation-related expenses;

•	unfavorable weather conditions;

•	risks associated with operations in foreign jurisdictions;

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
The Mohegan Tribe and the Company
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
Our principal executive office and mailing address is One Mohegan Sun Boulevard, Uncasville, CT 06382. Our telephone number is (860) 862-8000. Our website is www.mohegangaming.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934 are made available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.
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
Mohegan Sun currently operates in an approximately 5.0 million square-foot facility, which includes the following:
Casino of the Earth
As of September 30, 2017, Casino of the Earth offered:

•	approximately 185,000 square feet of gaming space;

•	approximately 2,455 slot machines and 145 traditional and electronic table games;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

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

•	five Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars;

•	an approximately 400-room Earth Hotel Tower operated by us;

•	COMIX, an approximately 415-seat comedy club and craft beer bar operated by a third-party; and

•	the Wolf Den, an approximately 10,000-square-foot, 275-seat lounge featuring live entertainment seven days a week.

Casino of the Sky
As of September 30, 2017, Casino of the Sky offered:

•	approximately 125,000 square feet of gaming space;

•	approximately 1,935 slot machines and 105 traditional and electronic table games;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, Starbucks, a 24-hour coffee shop and three lounges and bars, all operated by us, as well as five additional full-service restaurants, two quick-service restaurants and a multi-station food court operated by third-parties, for a total restaurant seating of approximately 2,160;

•	The Shops at Mohegan Sun containing 31 retail shops, five of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret theatre;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Lansdowne Irish Pub and Music House with restaurant seating of approximately 205, Avalon Nightclub and Vista Lounge, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.
Casino of the Wind
As of September 30, 2017, Casino of the Wind offered:

•	approximately 40,000 square feet of gaming space;

•	approximately 510 slot machines, 25 traditional table games and a 42-table themed poker room;

•	a 400-seat, 16,000-square-foot Jimmy Buffett's Margaritaville Restaurant operated by a third-party; and

•	Mist, a nightlife entertainment venue operated by us.
Mohegan Sun offers parking for approximately 13,000 patrons and 3,600 employees. We also operate an approximately 3,600-square-foot, 20-pump gasoline and convenience center for patrons, as well as a 10-pump gasoline center for employees, both located adjacent to Mohegan Sun.
Connecticut Sun
Through Mohegan Basketball Club, LLC, we own and operate the Connecticut Sun franchise, a professional basketball team in the Women's National Basketball Association. The team plays its home games in the Mohegan Sun Arena.
New England Black Wolves
Through Mohegan Lacrosse, LLC, we have partnered with an unrelated third-party to own and operate the New England Black Wolves franchise, a professional lacrosse team in the National Lacrosse League. The team plays its home games in the Mohegan Sun Arena.
Mohegan Sun Golf Club
Through Mohegan Golf, LLC, we own and operate the Mohegan Sun Golf Club, a private 18-hole championship golf course, restaurant and bar located in Sprague and Franklin, Connecticut.
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
Mohegan Sun Pocono currently operates in an approximately 400,000-square-foot facility, which includes the following as of September 30, 2017:

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
Strategy
Our overall strategy is to: (1) profit from gaming and non-gaming in our core markets, (2) diversify our business interests within the gaming industry and (3) enhance our credit profile by reducing leverage. Mohegan Sun primarily receives patronage from guests residing within 100 miles of Mohegan Sun, which represents our primary market. Mohegan Sun also receives patronage from guests residing within a 100 to 200 mile radius, which represents our secondary market. With the completion of Project Sunburst in 2002, we have developed Mohegan Sun into a full-scale entertainment and destination resort. The addition of Casino of the Wind and Sunrise Square further strengthened our presence in the Northeast United States gaming market. We have also taken significant steps in our diversification efforts with the addition of our second wholly-owned and operated gaming and entertainment facility, Mohegan Sun Pocono. In addition, over the past few years, we have expanded our business to several new gaming markets across the country and internationally, including (1) the management of Resorts Casino Hotel in Atlantic City, New Jersey, (2) the development and management of ilani Casino Resort in Clark County, Washington, (3) a consulting arrangement for Paragon Casino Resort in Marksville, Louisiana, (4) a controlling ownership interest for a proposed integrated resort and casino to be located adjacent to the Incheon International Airport, South Korea, and (5) a joint venture arrangement with the Mashantucket Pequot Tribe for a proposed off-reservation casino to be located in East Windsor, Connecticut.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August.
Diversification Initiatives
As a means to diversify our revenue base and cash flow stream, while diversifying our business interests outside of Mohegan Sun and Mohegan Sun Pocono, from time to time, we and the Tribe pursue various business opportunities. These opportunities have primarily consisted of proposed development and/or management of, investment in or ownership of additional gaming operations through direct investments, acquisitions, joint venture arrangements and loan or financial/credit support transactions. We refer to the evaluation and execution of these opportunities as our “Capital-Light” growth strategy. Our ideal Capital-Light opportunity combines modest upfront capital contributions with the potential for outsized cash returns. In addition to our existing diversification initiatives, we are actively exploring other opportunities that meet our return criteria; however we can provide no assurance that we or the Tribe will continue to pursue any of these opportunities or that any of them will be consummated.
Resorts Casino Hotel
In October 2012, through a wholly-owned subsidiary, we entered into a joint venture and management arrangement with Resorts Casino Hotel in Atlantic City, New Jersey, pursuant to which we currently manage the facility and own 10% of the facility and its associated gaming activities, including on-line gaming in the state of New Jersey.
ilani Casino Resort
Through a wholly-owned subsidiary, we currently hold an 81.92% membership interest in Salishan-Mohegan, LLC, or Salishan-Mohegan. Salishan-Mohegan entered into development and management agreements with the federally-recognized Cowlitz Tribe in 2004 to develop and manage ilani Casino Resort, a gaming and entertainment facility owned by the Cowlitz Tribe and the Cowlitz Tribal Gaming Authority, which opened in April 2017 on the Cowlitz reservation in Clark County, Washington.
Under the terms of the development agreement, Salishan-Mohegan assisted in securing financing, as well as administration and oversight of the planning, design, development, construction and furnishing of the casino resort. The development agreement provides for development fees of 3% of total project costs, as defined under the development agreement, to be paid to Salishan-Mohegan. In addition, certain receivables contributed to Salishan-Mohegan and amounts advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe are reimbursable to Salishan-Mohegan by the Cowlitz Tribe, subject to appropriate approvals defined under the development agreement.
Under the terms of the management agreement, which became effective on May 21, 2017 following approval by the National Indian Gaming Commission, or the NIGC, Salishan-Mohegan has the right and obligation to manage, operate and maintain the casino resort for a period of seven years. The management agreement provides for management fees of 24% of net revenues, as defined under the management agreement, which approximates net income earned from the casino resort.
Paragon Casino Resort
In April 2016, through a wholly-owned subsidiary, we entered into a one-year agreement with the Tunica-Biloxi Gaming Authority to provide gaming, hospitality and entertainment consulting services to Paragon Casino Resort in Marksville, Louisiana. In April 2017, the one-year agreement was replaced with a month-to-month limited services agreement, which will terminate upon regulatory approval of a management agreement pursuant to which we will manage the facility.

Project Inspire
Through a wholly-owned subsidiary, we currently hold a 50.19% membership interest in Inspire Integrated Resort Co., Ltd., or Inspire Integrated Resort. In February 2016, Inspire Integrated Resort was awarded pre-approval for a gaming license to be issued upon the completion of construction of a proposed integrated resort and casino to be located adjacent to the Incheon International Airport in South Korea, or Project Inspire. In August 2016, Inspire Integrated Resort entered into an implementation agreement with the Incheon International Airport Authority for the long-term lease and development of land at the project site adjacent to the airport.

Connecticut Joint Venture
We have entered into a joint venture arrangement with the Mashantucket Pequot Tribe, or the MPT, to develop and operate a proposed off-reservation casino to be located in East Windsor, Connecticut. In February 2017, the joint venture, or MMCT, entered into a development agreement with the Town of East Windsor for the development of a casino to be located adjacent to I-91, subject to legislative and regulatory approvals. In June 2017, the Connecticut General Assembly passed legislation which establishes a regulatory framework and authorization for the project.
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

We also face potential competition from the expansion of state-licensed gaming in the Northeastern United States, as well as prospective gaming projects under consideration by Indian tribes, including federally-recognized tribes in the state of New York and the commonwealth of Massachusetts. With the addition of traditional table gaming in Rhode Island, Maine, Pennsylvania and Delaware in recent years, and new gaming facilities authorized or under development in Massachusetts, New York and Pennsylvania, commercial casino gaming has expanded in the Northeastern United States and is poised to expand further. In the commonwealth of Massachusetts, the single licensed slot-only facility in Plainville opened in 2015, while the two licensed commercial casinos authorized for the cities of Springfield and Everett reportedly will open in 2018 and 2019, respectively. In the state of New York, three of the four newly licensed commercial casinos in three upstate regions have opened in the past year, while the fourth is scheduled to open in 2018. Meanwhile, video lottery terminal, or VLT, facilities in Yonkers and Queens continue to expand. In addition, the federally-recognized Shinnecock Indian Nation of New York has pursued gaming projects on or near its state reservation lands on Long Island, while tribal gaming projects are being pursued by the two federally-recognized tribes in the commonwealth of Massachusetts, the Aquinnah Wampanoag Tribe, which has a reservation on Martha’s Vineyard and received a favorable court decision in April 2017, and the Mashpee Wampanoag Tribe, which has entered into a tribal-state gaming compact.
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
In April 2016, the Connecticut State Lottery began conducting Keno gaming in the state of Connecticut pursuant to revenue-sharing memoranda of understanding between the State of Connecticut and the Tribe and the MPT.

In addition, in February 2017, our MMCT joint venture with the MPT entered into a development agreement with the Town of East Windsor for the development of a proposed casino to be located adjacent to I-91, subject to legislative and regulatory approvals. In June 2017, the Connecticut General Assembly passed legislation which establishes a regulatory framework and authorization for the project. The legislature subsequently approved amendments to the Tribe’s and MPT’s respective tribal-state compacts and MOUs to allow the Tribe and MPT to develop and operate a proposed off-reservation casino to be located in East Windsor, Connecticut. These amendments were signed by the Governor in July 2017 and submitted to the United States Secretary of the Interior in August 2017. Federal approval of those amendments and the publication of notice of such approval in the Federal Register is the subject of a federal lawsuit brought by the State of Connecticut, the Tribe and MPT in November 2017.
In the 2017 regular legislative session, the state also adopted legislation to regulate sports wagering if and when it is permitted under federal law.
Rhode Island
The state's two pari-mutuel facilities, Twin River Casino in Lincoln, or Twin River, and Newport Grand Casino in Newport, or Newport Grand, are located approximately 60 miles and 55 miles from Mohegan Sun, respectively. Twin River offers VLTs and table games, while Newport Grand offers VLTs. In November 2016, voters approved the relocation of the Newport Grand from Newport to a new location in Tiverton, near the Massachusetts state border. It has been reported that the relocated facility, which will also offer table games, is scheduled to open in 2018.
Massachusetts
In 2011, the Commonwealth of Massachusetts enacted legislation which authorized one slot-only license limited to 1,250 slot machines and up to three casino resort licenses. Penn National Gaming, Inc. was awarded the slot-only license and opened Plainridge Park Casino, or Plainridge Park, in Plainville in June 2015. Plainridge Park also currently offers electronic table games. In November 2014, two of the three available casino resort licenses were awarded to affiliates of MGM Resorts International and Wynn Resorts Limited. These two commercial casinos authorized for the cities of Springfield and Everett reportedly will open in 2018 and 2019, respectively. In April 2016, the Massachusetts Gaming Commission declined to issue the third available casino resort license slated for the southeastern region.

The two federally-recognized tribes in the commonwealth of Massachusetts, the Aquinnah Wampanoag Tribe and the Mashpee Wampanoag Tribe, have both seen their gaming plans affected by recent federal court decisions. In April 2017, the United States Court of Appeals for the First Circuit, which includes Massachusetts, ruled that the adoption of IGRA in 1988 repealed, in relevant part, certain restrictions in the 1987 land settlement agreement and legislation which required the Aquinnah Wampanoag Tribe to adhere to state gaming laws. In May 2017, the United States Court of Appeals for the First Circuit stayed any further development of a gaming facility on the Aquinnah Wampanoag Tribe's reservation on Martha’s Vineyard. The Commonwealth of Massachusetts' petition for review by the United States Supreme Court remains pending. According to published reports, in December 2017, the Aquinnah Wampanoag Tribe received notice of federal approval to take an additional 15 acres of land into trust on Martha’s Vineyard. With respect to the Mashpee Wampanoag Tribe, in July 2016, a United States District Court judge in Massachusetts ruled that the United States Secretary of the Interior did not have authority to take land into trust for the tribe, including its proposed casino project site in Taunton. In July 2017, the Department of the Interior advised the Mashpee Wampanoag Tribe that it was continuing to review the tribe’s trust land application.

Maine
Hollywood Casino Hotel & Raceway Bangor in Bangor and Oxford Casino in Oxford, which offer slot machines and table games, are the only two gaming operations in the state of Maine. In November 2017, a state-wide ballot question to permit a casino in York County was defeated.
New York
Racinos in Yonkers, Queens, Batavia, Hamburg, Nichols, Vernon, Monticello, Saratoga Springs and Farmington offer VLTs, including electronic table games. Two of these racinos - Empire City Casino at Yonkers Raceway in Yonkers, or Empire City, and Resorts World New York City in Queens, or Resorts World Aqueduct - are located in or close to New York City. Given Empire City's and Resorts World Aqueduct's locations in or near New York City, each has a distinct advantage over Mohegan Sun in competing for patrons from the New York metropolitan region.
There are eight federally-recognized Indian tribes in the state of New York. Only three of these federally-recognized Indian tribes, the Oneida Nation of New York, the Seneca Nation of New York and the St. Regis Band of Mohawk Indians of New York currently engage in commercial casino gaming. The federally-recognized Shinnecock Indian Nation of New York has pursued gaming projects on or near its state reservation lands on Long Island.
In November 2013, the state of New York's constitution was amended to permit up to seven casinos state-wide as authorized and prescribed by the state legislature in a June 2013 enabling legislation. Pursuant to this legislation, the state’s Gaming Commission has licensed all four of the currently authorized casinos in the three designated upstate New York regions, excluding New York City and nearby counties, which are prohibited from hosting casinos for the first seven years. Under existing law, after seven years, three additional casinos may be licensed within the state, excluding New York City, Westchester, Rockland, Nassau or Suffolk counties. In addition, two OTW facilities in Nassau and Suffolk counties were each allowed to add up to 1,000 VLTs and those rights were acquired by Resorts World Aqueduct.

In December 2016, Tioga Downs Casino Resort in Nichols added traditional slot machines and table games and reopened as the first commercial casino in the state of New York, followed by the openings of del Lago Resort and Casino in Tyre and Rivers Casino & Resort Schenectady in February 2017. It has been reported that the fourth authorized casino in Thompson, previously known as Montreign Resort Casino, has been rebranded as Resorts World Catskills and is scheduled to open in March 2018.
New Jersey
The Atlantic City gaming market consists of seven gaming properties offering slot machines and table games. The state of New Jersey and the Atlantic City gaming market continue to implement legislative reforms adopted in 2011 and public-private initiatives to revitalize gaming in the state. Since November 2013, certain of the state's casino operators have operated Internet gaming for patrons located within the state of New Jersey. The state has also passed legislation related to sports wagering and is a party to an appeal pending before the United States Supreme Court challenging the federal law which restricts legalized sports wagering to certain states. In November 2016, voters rejected a proposal to expand casino gaming in northern New Jersey and the New York metropolitan region.
Mohegan Sun Pocono
The following is a summary of competition affecting Mohegan Sun Pocono:
In 2004, the Commonwealth of Pennsylvania passed the Pennsylvania Race Horse Development and Gaming Act, or the Pennsylvania Gaming Act, which permitted the operation of up to 61,000 slot machines at 14 locations throughout the state, 12 of which have commenced operations. In November 2014, the 13th casino license, which permits the operation of 5,000 slot machines and 250 table games, was awarded to a joint venture between Cordish Cos. and Greenwood Gaming and Entertainment Inc. for a casino in the Philadelphia stadium district. In August 2017, the Pennsylvania Gaming Control Board, or the PGCB, approved the ownership structure following a court challenge and, according to published reports, construction will begin on the proposed casino in 2018. In addition, the Pennsylvania Gaming Act authorized the operation of up to 500 slot machines at two resort facilities, one of which has commenced operations.
In 2010, the Pennsylvania Gaming Act was amended to allow slot machine operators in the commonwealth of Pennsylvania to operate table games. In addition, the amendment increased the number of slot machines permitted at the two resort facilities from 500 to 600 and restricted the number of table games at such facilities to 50. All slot machine facilities in operation in the state have since added table game operations.

On October 31, 2017, the Commonwealth of Pennsylvania’s latest gaming expansion legislation became effective. Act 42 of 2017 authorizes up to 10 new category 4 facilities, available first through an auction process to eligible casinos for satellite facilities. This legislation also authorizes interactive gaming in the form of Internet gaming and limited video gaming, up to five terminals, at qualified truck stops. In addition, the legislation imposes a one percent increase in the tax on gross revenues from slot machines and converts the local share assessment into a slot machine operation fee equal to $10.0 million per year. The legislation additionally authorizes fantasy sports play that is regulated by the PGCB and authorizes the PGCB to regulate sports wagering if and when it is permitted under federal law.
Mohegan Sun Pocono faces existing competition from several facilities in the commonwealth of Pennsylvania, as well as neighboring states. However, its most immediate competitors are Mount Airy Casino Resort and Sands Casino Resort Bethlehem, located approximately 40 miles and 70 miles from Mohegan Sun Pocono, respectively. Mohegan Sun Pocono also faces future competition in the commonwealth of Pennsylvania following the latest gaming expansion legislation. In addition to existing slot machine and table game operations in the commonwealth of Pennsylvania, Mohegan Sun Pocono faces existing competition from a VLT facility at the Monticello Raceway in Monticello, New York, approximately 90 miles from Mohegan Sun Pocono, as well as future competition from Resorts World Catskills which is under development in Thompson, New York, approximately 175 miles from Mohegan Sun Pocono. Mohegan Sun Pocono also faces competition from Tioga Downs Casino Resort in Nichols, New York, approximately 100 miles from Mohegan Sun Pocono.
Mohegan Tribe of Indians of Connecticut
General
The Tribe has lived in a cohesive community for hundreds of years in what is today southeastern Connecticut. The Tribe became a federally-recognized Indian tribe in 1994 and currently has approximately 2,150 members, of which approximately 1,350 are of voting age. The Tribe historically has cooperated with the United States and is proud of the fact that members of the Tribe have fought on the side of the United States in every war from the Revolutionary War to the wars in Iraq and Afghanistan. The Tribe believes that this philosophy of cooperation exemplifies its approach of developing Mohegan Sun and pursuing diversification of its business interests.
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
Governance of the Tribe
The Tribe's Constitution provides for the governance of the Tribe by a Tribal Council, consisting of nine members, and a Council of Elders, consisting of seven members. The registered voters of the Tribe elect all members of the Council of Elders and the Mohegan Tribal Council. Pursuant to an amendment to the Tribe's Constitution in September 2003, the members of both the Council of Elders and the Mohegan Tribal Council are elected on a four-year staggered term basis. The terms for three members of the Council of Elders expire in October 2018, while the terms for the remaining four members expire in October 2020. The terms for four members of the Mohegan Tribal Council expire in October 2019, while the terms for the remaining five members expire in October 2021. Members of the Council of Elders must be at least 55 years of age when elected, while members of the Mohegan Tribal Council must be at least 21 years of age when elected. The members of the Mohegan Tribal Council also serve as members and officers on our Management Board.
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
Below is a description of certain information regarding judges currently serving on the Gaming Disputes Court:
Paul M. Guernsey, Chief Judge. Age: 67. Judge Guernsey was appointed to the Gaming Disputes Court in 1996. He was appointed Acting Chief Judge in November 1999 and Chief Judge in January 2000. Judge Guernsey also served as Fact Finder for the New London Judicial District from 1990 to 1992 and as State of Connecticut Attorney Trial Referee, Judicial District of New London, since 1992.
F. Owen Eagan, Judge. Age: 87. Judge Eagan was appointed to the Gaming Disputes Court in 1996. He served as United States Magistrate Judge from 1975 to 1996 and was formerly Assistant United States Attorney for the District of Connecticut and United States Attorney for the District of Connecticut. He also served as an adjunct law faculty member at Western New England College School of Law.
Frank A. Manfredi, Judge. Age: 66. Judge Manfredi was appointed to the Gaming Disputes Court in 2001. He has been a partner at Cotter, Greenfield, Manfredi & Lanes, P.C., since 1983. Judge Manfredi has also served as State of Connecticut Attorney Trial Referee since 1993, State of Connecticut Attorney Fact Finder since 1992 and Town Attorney for the Town of Preston from 1988 to 2013.
Jeffrey A. McNamara, Judge. Age: 58. Judge McNamara was appointed to the Gaming Disputes Court in 2012. He has served as a Probate Judge for the Niantic Regional Probate Court since 2010 and had been a Probate Judge for the District of East Lyme from 1988 to 2010. Judge McNamara has also served as a State of Connecticut Attorney Trial Referee for the Judicial District of New London since 2011. Judge McNamara has been a member of the Executive Committee for Probate Administration since 2009.
Matthew E. Auger, Judge. Age: 59. Judge Auger was appointed to the Gaming Disputes Court in 2015. He has served as a United States Navy JAGC officer since 1984 and as a partner at Suisman, Shapiro, Wool, Brennan, Gray & Greenberg, P.C. since 1988. Judge Auger has also served as a State of Connecticut Superior Court Special Master and Attorney Trial Referee since 1999 and as a Special Master for the United States District Court for the District of Connecticut from 1999 to 2007.
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
Below is a description of certain information regarding the commissioners serving in the Workers' Compensation Department:
Giancarlo Rossi, Chief Commissioner. Age: 68. Mr. Rossi was appointed Chief Commissioner of the Workers' Compensation Department in September 2004. Mr. Rossi is a practicing attorney with over 20 years of workers' compensation experience in the state of Connecticut.
Louis M. Pacelli, Commissioner. Age: 63. Mr. Pacelli was appointed Commissioner of the Workers' Compensation Department in September 2004. Mr. Pacelli is a partner in the law firm of Grillo and Pacelli, LLC and has practiced general law, including workers' compensation matters, for over 20 years in the state of Connecticut.
Mohegan Gaming & Entertainment
We were established by the Tribe in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board. See “Mohegan Tribe of Indians of Connecticut” and “Part III. Item 10. Directors, Executive Officers and Corporate Governance” to this Annual Report on Form 10-K.
We have three major functions. The first function is to direct the operation, management and promotion of gaming enterprises and all related activities on tribal lands. The second function is to regulate gaming activities on tribal lands. Our Management Board has appointed an independent Director of Regulation responsible for the regulation of gaming activities at Mohegan Sun. The Director of Regulation serves at the will of the Management Board and ensures the integrity of gaming operation through the promulgation and enforcement of appropriate regulations. The Director of Regulation and his staff are also responsible for performing background investigations and licensing of non-gaming employees, as well as vendors seeking to provide non-gaming products or services within the casino. Pursuant to the Mohegan Compact, the State of Connecticut is responsible for performing background investigations and licensing of gaming employees, as well as gaming vendors seeking to provide gaming products or services within the casino. The third function is to identify and evaluate various business opportunities in conjunction with the Tribe in an effort to diversify our revenue base and cash flow streams. These opportunities primarily consist of development, consulting and/or management of, investment in or ownership of additional gaming operations through direct investments, acquisitions, joint venture arrangements and loan or financial/credit support transactions.
Government Regulation
General
Our operations at Mohegan Sun are subject to certain federal, state and tribal laws applicable to both general commercial relationships with Indians and specific to Indian gaming and the management and financing of Indian casinos. Our operations at Mohegan Sun Pocono are also subject to Pennsylvania laws and regulations applicable to harness racing, simulcasting, slot machine and table gaming. The following description of the regulatory environment in which gaming takes place and in which we operate is only a summary and not a complete recitation of all applicable law. Moreover, since this regulatory environment is susceptible to changes in public policy considerations, it is impossible to predict how particular provisions will be interpreted, from time to time, or whether they will remain intact. Changes in such laws could have a material adverse impact on our operations. See “Risk Factors” to this Annual Report on Form 10-K.
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
In connection with certain of our contractual arrangements, including substantially all of our outstanding indebtedness, we, the Tribe, Mohegan Basketball Club, LLC, Mohegan Golf, LLC, Mohegan Ventures-Northwest, LLC, and to the extent applicable, Mohegan Commercial Ventures-PA, LLC, Downs Racing, Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P., or collectively the Pocono subsidiaries, and certain of our subsidiaries and entities have agreed to waive our and their respective sovereign immunity from unconsented suit to permit any court of competent jurisdiction to: (1) enforce and interpret the terms of our applicable outstanding indebtedness, and award and enforce the award of damages owing as a consequence of a breach thereof, whether such award is the product of litigation, administrative proceedings, or arbitration, (2) determine whether any consent or approval of the Tribe or us has been granted improperly or withheld unreasonably, (3) enforce any judgment prohibiting the Tribe or us from taking any action, or mandating or obligating the Tribe or us to take any action, including a judgment compelling the Tribe or us to submit to binding arbitration and (4) adjudicate any claim under the Indian Civil Rights Act of 1968, 25 U.S.C. § 1302 (or any successor statute).
The Indian Gaming Regulatory Act of 1988
Regulatory Authority
The operation of casinos and gaming on Indian lands is subject to IGRA, which is administered by the NIGC, an independent agency within the United States Department of the Interior, which exercises primary federal regulatory responsibility over Indian gaming. The NIGC has exclusive federal authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III Gaming (as described below), approve management agreements for gaming facilities, conduct investigations and generally monitor tribal gaming. Certain responsibilities under IGRA (such as the approval of gaming compacts, gaming revenue allocation plans for tribal members and the review of applications to take land into trust for gaming) are retained by the Bureau of Indian Affairs, or BIA. The BIA also has responsibility to review and approve certain agreements and land leases relating to Indian lands. The United States Department of Justice also retains responsibility for federal criminal law enforcement on the Mohegan reservation.
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

With the growth of the Internet and other modern advances, computers and other technology aids are increasingly used to conduct specific kinds of gaming, such as poker or wagering on horse racing. The states of Nevada and New Jersey have passed legislation to license and tax Internet poker and other on-line gaming conducted on an intra-state basis or with other states by compact, while new federal on-line gaming legislation has been introduced in Congress. To date, Congress has considered but not passed amendments to the Unlawful Internet Gambling Enforcement Act of 2006 or new legislation to establish a licensing, taxing and enforcement framework for Internet gaming. The United States Department of Justice has brought indictments against various operators and payment processors involved in offshore on-line gaming transactions with persons located in the United States and also authored an opinion clarifying the department’s view of permissible on-line activities by state lotteries under federal law.
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
IGRA provides that if an Indian tribe and state fail to successfully negotiate a tribal-state compact, the United States Department of the Interior may approve gaming procedures pursuant to which Class III Gaming may be conducted on Indian lands. Gaming compacts or approved gaming procedures take effect upon notice of approval by the United States Secretary of the Interior published in the Federal Register. The Mohegan Compact, approved by the United States Secretary of the Interior in 1994, does not have a specific term and will remain in effect until terminated by written agreement between both parties, or the provisions are modified as a result of a change in applicable law. Our gaming operations are subject to the requirements and restrictions contained in the Mohegan Compact, which authorizes the Tribe to conduct most forms of Class III Gaming. In July 2017, the Tribe and the State of Connecticut amended the Mohegan Compact and the MOU to allow the Tribe and MPT to develop and operate a proposed off-reservation casino to be located in East Windsor, Connecticut. In August 2017, those amendments were submitted to the Unites States Secretary of the Interior for approval pursuant to IGRA and its implementing regulations. Federal approval of those amendments and the publication of notice of such approval in the Federal Register is the subject of a federal lawsuit brought by the State of Connecticut, the Tribe and MPT in November 2017.

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
In the state of Connecticut, there has been no litigation challenging the Governor's authority to enter into tribal-state compacts. If such a suit was filed, however, the Tribe does not believe that the precedent in the New Mexico or Kansas cases would apply. At the time of execution of the Mohegan Compact, the Connecticut Attorney General issued a formal opinion, which states that, “existing state statutes provide the Governor with the authority to negotiate and execute the Mohegan Compact.” Thus, the Attorney General declined to follow the Kansas case. In addition, in a case brought by the MPT, the United States Court of Appeals for the Second Circuit has held that Connecticut law authorizes casino gaming. After execution of the Mohegan Compact, the Connecticut General Assembly passed a law requiring that future gaming compacts be approved by the legislature, but that law does not apply to previously executed compacts such as the Mohegan Compact, unless amended. The July 2017 amendment to the Mohegan Compact was approved by the legislature.
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
Pennsylvania Gaming Regulations
Our slot machine and table game operations at Mohegan Sun Pocono are subject to extensive regulation under the Pennsylvania Gaming Act. Under that law, as amended, the PGCB is responsible for, among other things:

•	issuing and renewing slot machine licenses and table game certificates;

•	approving, after a public hearing, the granting of additional slot machine licenses or table game certificates (to the extent allowed under the Pennsylvania Gaming Act);

•	licensing all officers, directors, principals and certain other employees and vendors of a company with gaming operations;

•	approving certain contracts entered into by a company affecting gaming operations; and

•	implementing latest gaming expansion legislation signed by the Governor of Pennsylvania on October 31, 2017.
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
Gaming Compact with the State of Connecticut
In April 1994, the Tribe and the State of Connecticut entered into the Mohegan Compact, which authorizes and regulates the Tribe's conduct of gaming on the Tribe's land in the state of Connecticut, and the United States Secretary of the Interior approved the Mohegan Compact by notice published in the Federal Register on December 16, 1994. The Mohegan Compact has a perpetual term and is substantively similar to the procedures that govern gaming operations of the MPT in the state of Connecticut and provide, among other things, as follows:
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

In May 1994, the Tribe and the State of Connecticut entered into the MOU, which sets forth certain matters regarding the implementation of the Mohegan Compact. The MOU stipulates that a portion of the revenues earned on slot machines must be paid to the State of Connecticut. This payment is known as the Slot Win Contribution. For each 12-month period commencing July 1, 1995, the Slot Win Contribution shall be the lesser of: (1) 30% of gross revenues from slot machines or (2) the greater of (a) 25% of gross revenues from slot machines or (b) $80.0 million. The Slot Win Contribution payments will not be required if the State of Connecticut legalizes any other gaming operations with slot machines or other commercial casino games within the state of Connecticut except those operations consented to by the Tribe and the MPT. In July 2017, the Tribe and the State of Connecticut amended the Mohegan Compact and the MOU to allow the Tribe and MPT to develop and operate a proposed off-reservation casino to be located in East Windsor, Connecticut. In August 2017, those amendments were submitted to the United States Secretary of the Interior for approval pursuant to IGRA and its implementing regulations. Federal approval of those amendments and the publication of notice of such approval in the Federal Register is the subject of a federal lawsuit brought by the State of Connecticut, the Tribe and MPT in November 2017.
Priority Distribution Agreement
In August 2001, we and the Tribe entered into an agreement, or the priority distribution agreement, which stipulates that we must make monthly payments to the Tribe to the extent of our net cash flow as defined under the priority distribution agreement. The priority distribution agreement was amended as of December 31, 2014. As amended, the priority distribution agreement, which has a perpetual term, limits the minimum aggregate priority distribution payments in each calendar year to $40.0 million. Payments under the priority distribution agreement: (1) do not reduce our obligations to reimburse the Tribe for governmental and administrative services provided by the Tribe or to make payments under any other agreements with the Tribe, (2) are limited obligations and are payable only to the extent of our net cash flow as defined under the priority distribution agreement and (3) are not secured by a lien or encumbrance on any of our assets or properties. We pay additional priority distributions to the Tribe in compliance with restrictive financial covenants under our senior secured credit facilities, line of credit and note indentures, and exclusive of priority distributions under the priority distribution agreement, as described within “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence. Transactions between the Company and the Company’s Subsidiaries and the Tribe” under the heading “Distributions” and “Part IV. Note 10—Commitments and Contingencies” under the heading “Priority Distribution Agreement” to this Annual Report on Form 10-K.
Town of Montville Agreement
In June 1994, the Tribe entered into an agreement with the Town of Montville, or the Town, under which the Tribe agreed to pay the Town $500,000 annually to minimize the impact of Tribe’s reservation being held in trust on the Town. The Tribe has assigned its rights and obligations under this agreement to us.
Land Lease Agreement
The land upon which Mohegan Sun is located is held in trust for the Tribe by the United States. We lease this land from the Tribe under a long-term lease agreement pursuant to the Tribe’s Business Lease Ordinance, which was approved by the Bureau of Indian Affairs in April 2014. The lease agreement was amended and restated in October 2016, and constitutes a “Business Lease” within the meaning of the Tribe’s Business Lease Ordinance. The following summarizes the key provisions of the lease agreement:
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
Default Remedies
We will be in default under the agreement if, subject to the notice provisions, we fail to make lease payments or comply with covenants under the agreement or if we pledge, encumber or convey our interest in violation of the terms of the agreement. Following a default, the Tribe may terminate the agreement unless a permitted mortgage remains outstanding with respect to the property. In such case, the Tribe may not: (1) terminate the agreement or our right to possession of the property, (2) exercise any right of re-entry, (3) take possession of and/or relet the property or any portion thereof or (4) enforce any other right or remedy, which may materially and adversely affect the rights of the holder of the permitted mortgage, unless the default triggering such rights was a monetary default of which such holder failed to cure after notice.
Cowlitz Tribe Agreements
Salishan-Mohegan entered into development and management agreements with the federally-recognized Cowlitz Tribe in 2004 to develop and manage ilani Casino Resort, a gaming and entertainment facility owned by the Cowlitz Tribe and the Cowlitz Tribal Gaming Authority, which opened in April 2017 on the Cowlitz reservation in Clark County, Washington.
Under the terms of the development agreement, Salishan-Mohegan assisted in securing financing, as well as administration and oversight of the planning, design, development, construction and furnishing of the casino resort. The development agreement provides for development fees of 3% of total project costs, as defined under the development agreement, to be paid to Salishan-Mohegan. In addition, certain receivables contributed to Salishan-Mohegan and amounts advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe are reimbursable to Salishan-Mohegan by the Cowlitz Tribe.

Under the terms of the management agreement, which became effective on May 21, 2017 following approval by the NIGC, Salishan-Mohegan has the right and obligation to manage, operate and maintain the casino resort for a period of seven years. The management agreement provides for management fees of 24% of net revenues, as defined under the management agreement, which approximates net income earned from the casino resort.
Certain Indebtedness
As of September 30, 2017, our outstanding indebtedness was as follows (excluding unamortized debt issuance costs and discounts):

•	$394.9 million Senior Secured Credit Facility - Term Loan A, due October 2021;

•	$779.1 million Senior Secured Credit Facility - Term Loan B, due October 2023;

•	$500.0 million Senior Unsecured Notes, due October 2024;

•	$14.7 million Mohegan Expo Credit Facility; and

•	$2.0 million in other indebtedness.
Please refer to “Part IV. Note 6—Long-Term Debt” to this Annual Report on Form 10-K which summarizes the terms of our debt agreements as of September 30, 2017.
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
We did not incur any material costs related to the above environmental matters for the fiscal years ended September 30, 2017, 2016 and 2015. Notwithstanding the foregoing, no assurance can be given that existing environmental studies revealed all environmental liabilities, or that future laws, ordinances or regulations will not impose any material environmental liability or that a material environmental condition does not otherwise currently exist.
Employees and Labor Relations
As of September 30, 2017, the Connecticut facilities employed approximately 5,045 full-time employees and 2,065 seasonal, part-time and on-call employees. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except key personnel, the Connecticut facilities are obligated to give first preference to qualified members of the Tribe and then to enrolled members of other Indian tribes. See “Certain Relationships and Related Transactions.” None of the Connecticut facilities' employees are covered by collective bargaining agreements.
As of September 30, 2017, the Pennsylvania facilities employed approximately 940 full-time employees and 590 seasonal, part-time and on-call employees. Certain of these employees are represented under collective bargaining agreements between Downs Racing and either, the International Union of Operating Engineers Local Union 542C, or Local Union 542C, or Teamsters Local No. 401, or Local No. 401. The agreement with Local Union 542C expires on March 31, 2018 and relates to equipment and heavy equipment operators. The agreement with Local No. 401 expires on January 31, 2022 and relates to truck drivers and maintenance employees.

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
We currently have and will continue to have a substantial amount of indebtedness. As of September 30, 2017, our debt totaled approximately $1.7 billion.
Our substantial indebtedness could have significant adverse effects on our business. Such adverse effects include, but are not limited to, the following:

•	making it more difficult for us to satisfy our debt service obligations;

•	increasing our vulnerability to adverse economic, industry and competitive conditions;

•
requiring us to dedicate a substantial portion of our cash flows from operations towards debt repayment, thereby reducing the availability of our cash flows to fund working capital requirements, capital expenditures and other general operating requirements;

•
limiting our flexibility in planning for, or reacting to, changes in our business and the gaming industry, which may place us at a disadvantage compared to our competitors with stronger liquidity positions, thereby negatively affecting our results of operations and ability to meet our financial obligations;

•	restricting us from exploring or taking advantage of business opportunities;

•	placing us at a competitive disadvantage compared to our competitors with less indebtedness; and

•
limiting, along with the financial and other restrictive covenants of our outstanding indebtedness, our ability to borrow additional funds for working capital requirements, capital expenditures, acquisitions, investments, debt service requirements, execution of our business strategy or other general operating requirements on satisfactory terms or at all.

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
We, the Tribe and our wholly-owned subsidiaries that are Tribal entities may or may not be subject to, or permitted to seek protection under, federal bankruptcy laws since an Indian tribe and we, as an instrumentality of the Tribe, may or may not be eligible to be a debtor under the United States Bankruptcy Code. Therefore, our creditors may not be able to seek liquidation of our or any of the other Tribal entities' assets or other action under federal bankruptcy laws. Also, the Tribe’s Constitution and laws have established a special court which is vested with exclusive jurisdiction, in the absence of a contractual agreement otherwise, over all disputes related to gaming and associated facilities on Tribal lands, including appeals from certain final administrative agency decisions, known as the Gaming Disputes Court. The Gaming Disputes Court may lack powers typically associated with a federal bankruptcy court, such as the power to non-consensually alter liabilities, direct the priority of creditors' claims and liquidate certain assets. The Gaming Disputes Court is a court of limited jurisdiction and may not have jurisdiction over all creditors of ours or our subsidiaries or over all of the territories in which we and our subsidiaries carry on business.
Risks Related to Our Business
A person or entity's ability to enforce its rights against us is limited by our sovereign immunity and that of the Tribe, Mohegan Basketball Club, LLC, Mohegan Golf, LLC, Mohegan Ventures-Northwest, LLC and, to the extent applicable, the Pocono subsidiaries.
Although we, the Tribe, Mohegan Basketball Club, LLC, Mohegan Golf, LLC, Mohegan Ventures-Northwest, LLC and, to the extent applicable, the Pocono subsidiaries, or collectively, the Tribal entities, each have sovereign immunity and generally may not be sued without our and their respective consents, a limited waiver of sovereign immunity and consent to suit has been granted in connection with substantially all of our outstanding indebtedness. Each such waiver includes suits against us to enforce our obligation to repay certain outstanding indebtedness. Generally, duly authorized express waivers of sovereign immunity have been held to be enforceable against Indian tribes. In the event that any waiver of sovereign immunity is held to be ineffective, a claimant could be precluded from judicially enforcing its rights and remedies. With limited exceptions, the Tribal entities have not waived sovereign immunity for claims under federal or state securities laws and therefore a claimant may not have any remedy based on such claims.

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
Our ability to generate cash flows is subject to financial, economic, political, competitive, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flows from operations, or if future borrowings are not available to us, we may be unable to meet our debt service obligations with respect to our outstanding indebtedness. In addition, we can provide no assurance that we will be able to obtain additional debt for refinancing or to fund our growth, or that financing options available, if any, will be on favorable or acceptable terms.
Restrictions contained in our senior secured credit facilities and the indentures to which we are a party may impose limits on our ability to pursue our business interests.
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
These restrictions may, among other things, reduce our flexibility in planning for, or reacting to, changes in our business and the gaming industry in general and thereby may negatively impact our financial condition, results of operations and our ability to meet our financial obligations.
Our senior secured credit facilities require us to maintain a fixed charge coverage ratio and not to exceed certain ratios of total leverage and secured leverage. If these ratios are not maintained or are exceeded, as applicable, it may not be possible for us to borrow additional funds to meet our financial obligations. Additionally, our failure to comply with covenants in our senior secured credit facilities, including the fixed charge coverage and leverage ratios described above, could result in an event of default under the senior secured credit facilities, which, if not cured or waived, could have a material adverse effect on us and could result in the acceleration of required repayments of some or all of then-outstanding debt thereunder and an inability to make debt service payments. However, we can provide no assurance that we would be able to obtain such waivers.
In addition, our indentures place certain limitations on our ability to incur indebtedness. Under these indentures, we are generally able to incur indebtedness that otherwise may be restricted, provided we meet a minimum fixed charge coverage ratio, as defined. If we were to fall below the minimum fixed charge coverage ratio, our ability to incur additional indebtedness would be limited and subject to other applicable exceptions contained in the indentures, and the options available to us to refinance our existing indebtedness would be restricted. In such event, we may need to obtain waivers or consents from our lenders in order to obtain additional debt or refinance our existing debt on satisfactory terms; however, we can provide no assurance that we would be able to obtain such waivers or consents. In such event, it may not be possible for us to borrow additional funds to meet our financial obligations or refinance our maturities. At September 30, 2017, we were above the minimum fixed charge coverage ratio.
Additionally, our failure to comply with covenants in our debt instruments could result in an event of default, which, if not cured or waived, could have a material adverse effect on us and could result in the acceleration of required repayments of some or all of then-outstanding debt and an inability to make debt service payments.
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
We receive and evaluate various opportunities to diversify our business interests. These opportunities primarily include the development and/or management of, investment in, or ownership of other gaming enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. In addition to the opportunities we are currently pursuing, we are evaluating other opportunities in various jurisdictions. These efforts may require various levels of regulatory or legislative approval, and may require the commitment of financial and capital resources, and a failure to achieve any such approval or to obtain or generate sufficient funds to meet such financial or capital requirements may result in the termination of the respective project. In addition, our diversification initiatives may not generate the expected (or any) returns on our investments. Additionally, there can be no assurance that we will continue to pursue any of the diversification initiatives we are pursuing or evaluating, or that any of them will be consummated.

The loss of a key management member could have a material adverse effect on us.
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
Unlike states, the Tribe is not subject to the United States Constitution's provision restricting governmental impairment of contracts. The Tribe's Constitution currently has a provision that prohibits the Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on Tribal lands. However, this provision could be amended by a vote of 75% of the Tribe's registered voters to rescind the restriction on impairment of the obligation of such contracts.
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
Our properties and operations are subject to a wide range of federal, state, local and tribal environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of, or exposure to, hazardous and non-hazardous materials and wastes, and the clean-up of contamination. Noncompliance with such laws and regulations, and past or future activities resulting in environmental releases, could affect our operations or could cause us to incur substantial costs, including clean-up costs, fines and penalties, or investments to retrofit or upgrade our facilities and programs. In addition, should unknown contamination be discovered on our properties, or should a release of hazardous material occur on our properties, we could be required to investigate and clean up the contamination and could also be held responsible to a governmental entity or third-parties for personal injury, property damage or investigation and cleanup costs, which may be substantial. Moreover, such contamination may also impair the use or value of the affected property. Liability for contamination could be joint and several in nature, and in many instances can be imposed on the owner or operator of property regardless of whether it is responsible for creating the contamination or is otherwise at fault.
At both our Mohegan Sun and Mohegan Sun Pocono properties, investigations and remedial actions have been successfully undertaken to address significant site contamination resulting from historical operations. The site on which Mohegan Sun is located was formerly occupied by United Nuclear Corporation, a naval products manufacturer of, among other things, nuclear reactor fuel components. Prior to the decommissioning of the United Nuclear Corporation facilities on the site, extensive investigations were completed and contaminated soils were remediated to applicable standards. Prior to us taking possession of the property and the development of Mohegan Sun, the site was determined to be safe for general public use. In addition, prior to acquiring Mohegan Sun Pocono, we conducted an extensive environmental investigation of the Pocono facilities. During the course of that investigation, we identified several environmental conditions that required corrective actions to bring the property into compliance with applicable laws and regulations. These remedial actions, including an ongoing monitoring program for the portion of the property that was formerly used as a solid waste landfill, were addressed as part of a comprehensive plan that was fully implemented by Downs Racing by July 2008.
Notwithstanding the foregoing, we can provide no assurance that:

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
Any of the above could have a material adverse effect on our operating results and ability to meet our financial obligations.

Our business could be affected by weather-related factors.
Our results of operations could be adversely affected by weather-related factors, such as hurricanes and blizzards and other unfavorable winter weather conditions. Such weather conditions may discourage potential patrons from traveling or may deter or prevent patrons from reaching our facilities. If this occurs, it could have a material adverse effect on our operating results and ability to meet our financial obligations.
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
Our properties use significant amounts of electricity, natural gas and other forms of energy. Increases in the cost of any of our sources of energy may negatively affect our results of operations. In addition, energy and fuel price increases could negatively impact our business and results of operations by making it difficult for potential patrons to travel to our properties or by causing patrons who do visit our properties to decrease their spending due to a reduction in disposable income.
Our information technology and other systems are subject to cyber security risks including misappropriation of patron information or other breaches of information security.
We rely upon sophisticated information technology networks, systems and infrastructure, some of which are managed by third-parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store sensitive data, including proprietary business information. Despite security measures, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. Likewise, data privacy or security breaches by employees and others with permitted access to our systems, including in some cases third-parties to which we may outsource certain business functions, may pose a risk that sensitive data, including intellectual property or personal information, may be exposed to unauthorized persons or to the public. Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise information belonging to us and our patrons and suppliers, and expose us to liability which could adversely impact our business and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm.
An impairment of our goodwill or other intangible assets could adversely affect our financial condition.
In accordance with authoritative guidance issued by the Financial Accounting Standards Board pertaining to goodwill and other intangible assets, we assess the goodwill associated with our acquisition of the Pennsylvania Facilities and certain other intangible assets at least annually for impairment by comparing the fair value of the goodwill or such intangible asset to its carrying value. In the event the carrying value of the goodwill or intangible asset exceeds its fair value, the goodwill or other intangible asset would be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our financial condition. We describe the process for testing goodwill and other intangible assets for impairment and the results of our testing for fiscal 2017 and 2016 more thoroughly within “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Critical Accounting Policies and Estimates” under the headings “Goodwill” and “Other Intangible Assets” and “Part IV. Note 2—Basis of Presentation and Summary of Significant Accounting Policies” under the headings “Goodwill” and “Other Intangible Assets” to this Annual Report on Form 10-K.

We may become subject to risks associated with doing business outside of the United States.
If we continue to pursue Project Inspire, we will have operations outside of the United States that will be subject to risks that are inherent in conducting business under non-United States laws, regulations and customs. In particular, the risks associated with Project Inspire or other operations that we may engage in other foreign jurisdictions, include:

•	changes in laws and policies that govern operations of companies in South Korea or other foreign jurisdictions;

•	changes in non-United States government programs;

•	possible failure by our employees or agents to comply with anti-bribery laws such as the United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;

•	general economic conditions and policies in South Korea, including restrictions on travel and currency movements;

•	difficulty in establishing, staffing and managing non-United States operations;

•	different labor regulations;

•	changes in environmental, health and safety laws;

•	outbreaks of diseases or epidemics;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	political instability and actual or anticipated military and political conflicts;

•	economic instability and inflation, recession or interest rate fluctuations; and

•	uncertainties regarding judicial systems and procedures.

Any of the above could have an adverse effect on our results of operations and financial condition. We are also exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. If the United States dollar strengthens in relation to the currencies of other countries, our United States dollar reported income from sources where revenue is dominated in the currencies of other such countries will decrease.

Any violation of the United States Foreign Corrupt Practices Act or any other similar anti-corruption laws could have a negative impact on us.
A portion of our revenue may be derived from operations outside the United States in the near future, which will expose us to complex United States and foreign regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the United States Foreign Corrupt Practices Act and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we can provide no assurance that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. Violations of these laws by us or our non-controlled ventures may result in severe criminal and civil sanctions and other penalties against us, as the Securities and Exchange Commission and United States Department of Justice continue to vigorously pursue enforcement of the United States Foreign Corrupt Practices Act. The occurrence or allegation of any such violation may adversely affect our business, performance, prospects, value, financial condition and results of operations.
Risks Related to Mohegan Sun
We face intense competition in our primary market from Foxwoods.
The existing gaming industry in our primary market is highly competitive. Mohegan Sun primarily competes with Foxwoods, which is located approximately 10 miles from Mohegan Sun and is reportedly one of the largest gaming facilities in the United States in terms of total gaming positions. Foxwoods has been in operation for more than 25 years.
In addition to Foxwoods, we face competition from gaming facilities elsewhere in our market areas.
While Mohegan Sun and Foxwoods are the only two current gaming operations in Southern New England offering traditional slot machines and table games, we also face competition from gaming operations in New York, Rhode Island and Massachusetts. Given the geographic proximity of Empire City and Resorts World Aqueduct to New York City and Twin River, Newport Grand and Plainridge Park to Boston, these facilities may have a distinct advantage over Mohegan Sun in competing for patrons from the New York and Boston metropolitan regions. In addition, we face competition in and from the Pennsylvania gaming market. We also compete for patrons with casinos in Atlantic City, New Jersey. Many of these operators may have greater resources, operating experience and name recognition than Mohegan Sun.
New entrants in our market areas or the expansion of online gaming could adversely affect our operations and our ability to meet our financial obligations.
With the addition of table gaming in Rhode Island, Maine, New York, Pennsylvania and Delaware, commercial casino gaming has expanded in the Northeastern United States and is poised to expand further. In the commonwealth of Massachusetts, the two commercial casinos authorized for the cities of Springfield and Everett reportedly will open in 2018 and 2019, respectively. And in the state of New York, three commercial casinos recently opened in upstate regions, while a fourth is scheduled to open in 2018 in the Town of Thompson, the closest geographically to Mohegan Sun and New York City. VLT facilities in Yonkers and Queens have also undertaken expansion projects.
Tribal gaming projects being pursued by the two federally-recognized tribes in Massachusetts, the Aquinnah Wampanoag Tribe, which has a reservation on Martha’s Vineyard and received a favorable court decision in April 2017, and the Mashpee Wampanoag Tribe, which has entered into a tribal-state gaming compact, also increase the possibility of new tribal gaming in New England in the future. In addition, other federally-recognized Indian tribes continue to pursue new gaming projects elsewhere in the Northeastern United States, while, groups seeking federal recognition as Indian tribes, as well as federally-recognized Indian tribes, continue efforts to establish or expand reservation lands with an interest in commercial casino gaming on such lands. Additionally, Indian tribal groups from the state of Connecticut whose petitions have been rejected in recent years by the BIA may be successful with appeals or reconsiderations of those petitions.

Furthermore, the states of Nevada, New Jersey, Delaware, and most recently Pennsylvania, have passed legislation to license and tax Internet poker and other online gaming conducted on an intra-state basis or with other states by compact, while new federal online gaming legislation has been introduced in Congress. State lotteries in the states of New York and Illinois have also sought and received favorable opinions from the United States Department of Justice on their ability to conduct certain activities online under federal law. In addition, the State of New Jersey has passed legislation related to sports wagering and is a party to an appeal pending before the United States Supreme Court challenging the federal law which restricts legalized sports wagering to certain states.

Based on our analysis of existing and potential gaming in our market areas, we believe that competition will continue to increase in the future. We are unable to predict whether any of the efforts discussed above by commercial casino gaming operators, federally-recognized Indian tribes or groups seeking federal recognition as Indian tribes will be successful. We are also unable to predict whether online gaming legislation will be adopted on a federal basis, an intra-state basis, other than the states of Nevada, New Jersey, Delaware and Pennsylvania, or among more than one state under a multi-state compact. In addition, we are unable to predict the impact of the Nevada, New Jersey, Delaware and Pennsylvania Internet gaming legislation or any such additional legislation on our business. Additionally, we are unable to predict whether online gaming, fantasy sports wagering or other sports wagering will be expanded under existing law on an intra-state or national basis. If new gaming operations are established or existing gaming operations are expanded, we are uncertain of the impact that such gaming operations will have on our operations and our ability to meet our financial obligations.
The gaming industry in the Northeastern United States has experienced seasonal fluctuations in the past and, as such, we may also experience seasonal variations in our revenues and operating results that could adversely affect our cash flows.
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
We depend on revenues generated from our hotels at Mohegan Sun, together with revenues generated from other portions of the facility, to meet our financial obligations and fund our operations. Revenues generated from our hotels are primarily subject to conditions affecting our gaming operations, but are also subject to the lodging industry in general, and as a result, our financial performance and cash flows may be affected not only by the conditions in the gaming industry, but also by those in the lodging industry. Some of these conditions are as follows:

•	changes in the local, regional or national economic climate, including economic recessions;

•	changes in local conditions such as an oversupply of hotel properties;

•	decreases in the level of demand for hotel rooms and related services;

•	the attractiveness of our hotels to patrons and competition from comparable hotels;

•	cyclical over-building in the hotel industry;

•	changes in travel patterns;

•	public health concerns affecting public accommodations or travel generally or regionally;

•	changes in room rates and increases in operating costs due to inflation and other factors; and

•	the periodic need to repair and renovate our hotels.
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
Furthermore, while construction activities may be planned to minimize disruption, construction noise and debris and the temporary closing of some of the facility, such activities may disrupt our current operations. Unexpected construction delays could exacerbate or magnify these disruptions. We can provide no assurance that any construction, renovation or expansion projects will not have a material adverse effect on our results of operations.
We may suspend or elect not to proceed with construction, renovation or expansion projects once they have been undertaken, resulting in charges that could adversely affect our financial condition.
We may suspend, elect not to proceed with or fail to complete our construction, renovation or expansion projects once they have been undertaken. In such cases, we may be required to carry assets on our balance sheet for suspended projects or incur significant costs relating to design and construction work performed and materials purchased that may no longer be useful. In addition, our agreements or arrangements with third-parties relating to the suspension or termination of such projects could cause us to incur additional fees and costs. The suspension of, election not to proceed with, or failure to complete any construction, renovation or expansion projects may result in adverse effects to our financial condition.
The risks associated with operating expanded facilities and managing growth could have a material adverse effect on our future performance.
We may expand our facilities from time to time. We can provide no assurance that we will be successful in integrating the new amenities from such expansions into Mohegan Sun's current operations or in managing the expanded facility. Failure to successfully integrate and manage new services and amenities could have a material adverse effect on our results of operations and our ability to meet our financial obligations.
Risks Related to the Indian Gaming Industry
Gaming is a highly regulated industry and changes in applicable laws or failure to maintain licenses and approvals could have a material adverse effect on the Tribe's and our ability to conduct gaming, and thus on our operations and our ability to meet our financial obligations.
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
Currently, gaming on Indian tribal lands is subject to IGRA. Legislation has been introduced in Congress from time to time with the intent of modifying a variety of perceived deficiencies with IGRA or the Indian Reorganization Act of 1934 under which land can be acquired for tribes for various purposes, including gaming. Certain proposals that have been considered would be prospective in effect and contain clauses that would grandfather existing Indian tribal gaming operations such as Mohegan Sun. However, legislation has also been proposed from time to time which would have the effect of repealing many of the key provisions of IGRA and prohibiting the continued operation of particular classes of gaming on Indian tribal reservations in states where such gaming is not otherwise allowed on a commercial basis. While none of the substantive proposed amendments to IGRA have been enacted, we cannot predict the effects of future legislative acts. In the event that Congress passes prohibitory legislation that does not include any grandfathering exemption for existing Indian tribal gaming operations, and if such legislation is sustained in the courts against tribal challenge, our ability to meet our financial obligations would be materially and adversely affected.
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
Based on current interpretation of the Internal Revenue Code of 1986, as amended, we, the Tribe and certain of our subsidiaries are not subject to United States federal income taxes. However, we can provide no assurance that Congress or the Internal Revenue Service will not reverse or modify the exemption for Indian tribes from United States federal income taxation. A change in the tax law could have a material adverse effect on our financial performance.

Risks Related to Mohegan Sun Pocono
The adoption or implementation of modifications to the Pennsylvania Gaming Act or other applicable laws in the commonwealth of Pennsylvania could negatively impact our operations and expected profitability.
Changes in applicable laws or regulations, including recent statutory changes, tax rates and the implementation or enforcement of applicable laws and regulations in the commonwealth of Pennsylvania could limit or materially affect the types of gaming we may conduct, the services we may provide or the profitability of such operations at Mohegan Sun Pocono. Our ability to continue to operate Mohegan Sun Pocono and our ability to meet our financial obligations could be adversely affected by such legal or regulatory changes and their implementation.
If we are not able to compete successfully with existing and future competitors, we may not be able to generate sufficient cash flows from our operations to fulfill our financial obligations.
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
Mohegan Sun Pocono also faces competition from the VLT facility at the Monticello Raceway in Monticello, New York, approximately 90 miles from Mohegan Sun Pocono, as well as future competition from Resorts World Catskills which is under development in Thompson, New York, approximately 175 miles from Mohegan Sun Pocono. Additionally, Mohegan Sun Pocono faces competition from Tioga Downs Casino Resort in Nichols, New York, approximately 100 miles from Mohegan Sun Pocono.
In addition, in October 2017, gaming expansion legislation became effective in the commonwealth of Pennsylvania, authorizing up to 10 new category 4 facilities, interactive gaming in the form of Internet gaming, limited video gaming at qualified truck stops and fantasy sports play. Additional or expanded gaming in the commonwealth of Pennsylvania from this new legislation or otherwise, as well as in the states of Maryland, Ohio, New Jersey, Delaware and West Virginia, may affect the overall competitive environment for Mohegan Sun Pocono and its OTW facilities.
We are unable to predict the impact of existing and future competition in our market area and its impact on our operations and ability to meet our financial obligations.
Our operations subject us to regulation and enforcement by various state agencies.
As owner and operator of Mohegan Sun Pocono, we are subject to extensive state regulation by the PGCB, the PSHRC and other state regulatory agencies, such as the Pennsylvania Liquor Control Board. Applicable rules and regulations may require that we obtain and periodically renew a variety of licenses, registrations, permits and approvals to conduct our operations. Regulatory agencies may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, deny or revoke our license to conduct our operations in the commonwealth of Pennsylvania as intended. The sale of alcoholic beverages at our properties is subject to licensing, control and regulation by state and local agencies in the commonwealth of Pennsylvania, including the Pennsylvania Liquor Control Board. The liquor agencies have broad powers to limit, condition, suspend or revoke any liquor license. We can provide no assurance that we will be able to continually renew all registrations, permits, approvals or licenses necessary to conduct our operations in the commonwealth of Pennsylvania as intended. Any of these events, including any disciplinary action with respect to our liquor license, or any changes in applicable laws or regulations or the enforcement thereof, could, and any failure to renew or revocation of our liquor license would, have a material adverse effect on our business, financial condition and results of operations.
Changes in or the issuance of additional regulations by the PGCB may adversely affect our operations.
Under the Pennsylvania Gaming Act, the PGCB has extensive authority to regulate gaming activities. Casino gaming is still a relatively new industry in the commonwealth of Pennsylvania and many of the rules and regulations governing gaming are still evolving. New or changing regulations could adversely affect our gaming operations at Mohegan Sun Pocono.
Changes in or the issuance of additional regulations by the PSHRC may adversely affect our operations.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Mohegan Sun is located on an approximately 196-acre site on the Tribe’s reservation in southeastern Connecticut, adjacent to Uncasville, Connecticut. The land upon which Mohegan Sun is located is held in trust for the Tribe by the United States. Mohegan Sun has its own exit from Connecticut Route 2A, providing patrons with direct access to Interstates 395 and 95, the main highways connecting New York City, New York, Boston, Massachusetts, and Providence, Rhode Island. Mohegan Sun is approximately 125 miles from New York City, 100 miles from Boston and 50 miles from Providence.
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

Item 3. Legal Proceedings.
For a description of our material pending legal proceedings, please refer to “Part IV. Note 10—Commitments and Contingencies” under the heading “Litigation and Legal Proceedings” and “Part IV. Note 12—Mohegan Ventures-Northwest, LLC (Cowlitz Project)” to this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
We have not issued or sold any equity securities.

Item 6. Selected Financial Data.

	As of or for the Fiscal Years Ended September 30,
	2017	2016	2015	2014	2013
Operating Results:
Gross revenues	$1,485,350	$1,431,387	$1,388,966	$1,391,662	$1,435,885
Promotional allowances	(105,347)	(96,593)	(97,346)	(98,944)	(95,857)
Net revenues	$1,380,003	$1,334,794	$1,291,620	$1,292,718	$1,340,028
Income from operations	$257,235	$261,143	$233,175	$181,408	$229,506
Other expenses, net (1)	(180,818)	(128,066)	(141,036)	(205,966)	(181,964)
Net income (loss)	76,417	133,077	92,139	(24,558)	47,542
(Income) loss attributable to non-controlling interests	(972)	(427)	2,255	380	2,784
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$75,445	$132,650	$94,394	$(24,178)	$50,326
Other Data:
Interest expense, net of capitalized interest	$114,319	$136,194	$143,876	$147,933	$170,150
Capital expenditures incurred	$101,533	$48,962	$30,024	$32,628	$66,053
Net cash flows provided by operating activities	$234,236	$201,384	$172,312	$121,171	$106,055
Balance Sheet Data:
Total assets	$2,235,681	$2,227,962	$2,020,133	$2,035,531	$2,109,963
Long-term debt and capital leases, net of current portions	$1,576,078	$1,656,073	$1,612,671	$1,681,300	$1,628,544
 __________

(1)
Other expenses, net, include losses on modification and early extinguishment of debt of $74.9 million, $484,000, $4.0 million, $62.0 million and $11.5 million in fiscal 2017, 2016, 2015, 2014 and 2013, respectively. Other expenses, net, also include interest expense, net of capitalized interest.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with Item 1. Business, Item 6. Selected Financial Data and our consolidated financial statements and related notes beginning on page F-1 to this Annual Report on Form 10-K.
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

•
retail, entertainment and other revenues, which primarily include revenues from our arena, gasoline and convenience centers, retail shops and basketball, golf and lacrosse operations; as well as fees earned in connection with various development, management and consulting arrangements.

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
Other commonly used slot machine related terms include base jackpots, progressive slot machines, progressive jackpots, net slot revenues, slot handle, gross slot hold percentage, net slot hold percentage, rated players and slot win efficiency. Base jackpots represent the fixed minimum amount of payouts for a specific combination. We record base jackpots as reductions to revenues when we become obligated to pay such jackpots. Progressive slot machines retain a portion of each amount wagered and aggregate the retained amounts with similar amounts from other slot machines in order to create one-time payouts that are substantially larger than those paid in the ordinary course of play. We refer to such aggregated amounts as progressive jackpots. We accrue in-house progressive jackpot amounts until paid and such accrued amounts are deducted from gross slot revenues to arrive at net slot revenues, also referred to as net slot win. Net slot revenues are included in gaming revenues in our consolidated statements of income and comprehensive income. Slot handle is the total amount wagered by patrons on slot machines, including free promotional slot plays. Gross slot hold percentage is gross slot revenues as a percentage of slot handle. Net slot hold percentage is net slot revenues as a percentage of slot handle. Rated players are patrons whose gaming activities are tracked under our Momentum program. Slot win efficiency is a measure of our percentage of gross slot revenues in a market area compared to the percentage of the slot machines we operate in that market area.
Commonly used table games related terms include table game revenues, table game drop, table game hold percentage and progressive table games. Table game revenues represent the closing table game inventory plus table game drop and credit slips for cash, chips or tokens returned to the casino cage, less opening table game inventory, discounts provided on patron losses, free bet coupons and chip fills to the tables. Table game drop is the total amount of cash, free bet coupons, cash advance drafts, customer deposit withdrawals, safekeeping withdrawals and credits issued at tables. Table game hold percentage is table game revenues as a percentage of table game drop. Progressive table games retain a portion of each amount wagered and aggregate the retained amounts with similar amounts from other table games in order to create one-time payouts that are substantially larger than those paid in the ordinary course of play.
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
Income from Operations
Income from operations represents net revenues less total operating costs and expenses. Income from operations excludes interest income and expense, accretion of discount to a redemption liability, loss on modification and early extinguishment of debt, loss from unconsolidated affiliates, other non-operating income and expense and income or loss attributable to non-controlling interests.

Results of Operations
Summary Operating Results
As of September 30, 2017, we own and operate, either directly or through subsidiaries: (1) Mohegan Sun, the Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise, or collectively, the Connecticut facilities, and (2) Mohegan Sun Pocono and its off-track wagering facilities, or collectively, the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania facilities. Our operations related to investments in unconsolidated affiliates and certain other Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2017	2016	2015	17 vs. 16	16 vs. 15	17 vs. 16	16 vs. 15
Net revenues:
Mohegan Sun	$1,079,920	$1,022,076	$994,010	$57,844	$28,066	5.7%	2.8%
Mohegan Sun Pocono	278,938	298,677	295,135	(19,739)	3,542	(6.6)%	1.2%
Corporate and other	21,385	19,133	7,567	2,252	11,566	11.8%	152.8%
Inter-segment revenues	(240)	(5,092)	(5,092)	4,852	—	95.3%	—
Total	$1,380,003	$1,334,794	$1,291,620	$45,209	$43,174	3.4%	3.3%
Income (loss) from operations:
Mohegan Sun	$249,403	$237,605	$212,211	$11,798	$25,394	5.0%	12.0%
Mohegan Sun Pocono	33,145	41,445	45,817	(8,300)	(4,372)	(20.0)%	(9.5)%
Corporate and other	(25,313)	(17,907)	(24,853)	(7,406)	6,946	(41.4)%	27.9%
Total	$257,235	$261,143	$233,175	$(3,908)	$27,968	(1.5)%	12.0%
Net income attributable to Mohegan Tribal Gaming Authority	$75,445	$132,650	$94,394	$(57,205)	$38,256	(43.1)%	40.5%
Operating margin:
Mohegan Sun	23.1%	23.2%	21.3%	(0.1)%	1.9%	(0.4)%	8.9%
Mohegan Sun Pocono	11.9%	13.9%	15.5%	(2.0)%	(1.6)%	(14.4)%	(10.3)%
Total	18.6%	19.6%	18.1%	(1.0)%	1.5%	(5.1)%	8.3%
The most significant factors and trends that we believe impacted our operating and financial performance in fiscal 2017 were as follows:

•	strong overall business volumes at Mohegan Sun;

•	additional hotel room capacity added by our new 400-room Earth Hotel Tower at Mohegan Sun;

•	a strong entertainment calendar at Mohegan Sun;

•	soft overall business volumes at Mohegan Sun Pocono;

•	a repositioning of our promotional offers at Mohegan Sun Pocono;

•	a $5.0 million non-recurring property charge at Mohegan Sun Pocono;

•	higher revenues and increased development costs associated with our various Corporate diversification initiatives;

•	competitive gaming markets;

•	lower interest expense; and

•	a $73.8 million non-operating loss on modification and early extinguishment of debt related to our October 2016 refinancing transactions.
The most significant factors and trends that we believe impacted our operating and financial performance in fiscal 2016 were as follows:

•	strong overall business volumes;

•	higher gaming revenues;

•	higher Corporate revenues;

•	various strategic operational and marketing and promotional changes designed to lower operating costs and expenses, enhance operating efficiency and improve profitability;

•	competitive gaming markets; and

•	lower interest expense.
The growth in net revenues for the fiscal year ended September 30, 2017 compared to the prior fiscal year was primarily driven by strong gaming and non-gaming results at Mohegan Sun.
Net revenues for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of higher gaming revenues at both Mohegan Sun and Mohegan Sun Pocono, combined with increased Corporate revenues.
The decline in income from operations for the fiscal year ended September 30, 2017 compared to the prior fiscal year was primarily due to higher overall operating costs and expenses.
Income from operations for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of the growth in net revenues.
The decline in net income attributable to Mohegan Tribal Gaming Authority for the fiscal year ended September 30, 2017 compared to the prior fiscal year was primarily driven by the loss on modification and early extinguishment of debt, partially offset by lower interest expense.
Net income attributable to Mohegan Tribal Gaming Authority for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of the growth in income from operations, combined with lower interest expense.
Mohegan Sun
Revenues
Revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2017	2016	2015	17 vs. 16	16 vs. 15	17 vs. 16	16 vs. 15
Gaming	$921,037	$891,250	$861,919	$29,787	$29,331	3.3%	3.4%
Food and beverage	65,216	59,756	61,538	5,460	(1,782)	9.1%	(2.9)%
Hotel (1)	58,367	46,584	44,836	11,783	1,748	25.3%	3.9%
Retail, entertainment and other	121,563	99,274	102,901	22,289	(3,627)	22.5%	(3.5)%
Gross revenues	1,166,183	1,096,864	1,071,194	69,319	25,670	6.3%	2.4%
Less-Promotional allowances	86,263	74,788	77,184	11,475	(2,396)	15.3%	(3.1)%
Net revenues	$1,079,920	$1,022,076	$994,010	$57,844	$28,066	5.7%	2.8%
_________

(1)	The new 400-room Earth Hotel Tower opened on November 10, 2016.

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Fiscal Years Ended September 30,
	2017	2016	2015
Gaming	79.0%	81.3%	80.5%
Food and beverage	5.6%	5.4%	5.7%
Hotel	5.0%	4.2%	4.2%
Retail, entertainment and other	10.4%	9.1%	9.6%
Total	100.0%	100.0%	100.0%

Promotional Allowances
The retail value of promotional allowances was included in gross revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2017	2016	2015	17 vs. 16	16 vs. 15	17 vs. 16	16 vs. 15
Food and beverage	$25,550	$24,140	$26,039	$1,410	$(1,899)	5.8%	(7.3)%
Hotel	16,116	13,587	13,429	2,529	158	18.6%	1.2%
Retail, entertainment and other	44,597	37,061	37,716	7,536	(655)	20.3%	(1.7)%
Total	$86,263	$74,788	$77,184	$11,475	$(2,396)	15.3%	(3.1)%

The estimated cost of promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2017	2016	2015	17 vs. 16	16 vs. 15	17 vs. 16	16 vs. 15
Food and beverage	$22,015	$21,993	$24,263	$22	$(2,270)	0.1%	(9.4)%
Hotel	9,737	6,142	5,931	3,595	211	58.5%	3.6%
Retail, entertainment and other	41,709	32,167	33,191	9,542	(1,024)	29.7%	(3.1)%
Total	$73,461	$60,302	$63,385	$13,159	$(3,083)	21.8%	(4.9)%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2017	2016	2015	17 vs. 16	16 vs. 15	17 vs. 16	16 vs. 15
Slots:
Handle	$7,416,002	$7,266,511	$7,049,990	$149,491	$216,521	2.1%	3.1%
Gross revenues	$609,955	$592,149	$582,521	$17,806	$9,628	3.0%	1.7%
Net revenues	$584,831	$569,729	$560,643	$15,102	$9,086	2.7%	1.6%
Free promotional slot plays (1)	$61,550	$60,235	$57,222	$1,315	$3,013	2.2%	5.3%
Weighted average number of machines (in units)	4,994	5,123	5,268	(129)	(145)	(2.5)%	(2.8)%
Hold percentage (gross)	8.2%	8.1%	8.3%	0.1%	(0.2)%	1.2%	(2.4)%
Win per unit per day (gross) (in dollars)	$335	$316	$303	$19	$13	6.0%	4.3%
Table games:
Drop	$1,981,623	$1,880,003	$1,763,419	$101,620	$116,584	5.4%	6.6%
Revenues	$323,973	$308,479	$287,426	$15,494	$21,053	5.0%	7.3%
Weighted average number of games (in units)	275	273	283	2	(10)	0.7%	(3.5)%
Hold percentage (2)	16.3%	16.4%	16.3%	(0.1)%	0.1%	(0.6)%	0.6%
Win per unit per day (in dollars)	$3,228	$3,088	$2,781	$140	$307	4.5%	11.0%
Poker:
Revenues	$8,820	$9,309	$9,772	$(489)	$(463)	(5.3)%	(4.7)%
Weighted average number of tables (in units)	42	42	42	—	—	—	—
Revenue per unit per day (in dollars)	$575	$606	$637	$(31)	$(31)	(5.1)%	(4.9)%
 __________
(1)Free promotional slot plays are included in slot handle, but not reflected in slot revenues.
(2)Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

The growth in gaming revenues for the fiscal year ended September 30, 2017 compared to the prior fiscal year resulted from the increases in table game and slot revenues driven by higher overall gaming volumes. Gaming volumes benefited from additional hotel room capacity added by our new 400-room Earth Hotel Tower which opened in November 2016.

Gaming revenues for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of higher table game and slot revenues.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2017	2016	2015	17 vs. 16	16 vs. 15	17 vs. 16	16 vs. 15
Meals served	3,031	2,684	2,881	347	(197)	12.9%	(6.8)%
Average price per meal served (in dollars)	$15.42	$16.16	$15.92	$(0.74)	$0.24	(4.6)%	1.5%

The growth in food and beverage revenues for the fiscal year ended September 30, 2017 compared to the prior fiscal year resulted from the increase in meals served. The increase in meals served reflected strong overall business activity driven by additional hotel room capacity added by our new 400-room Earth Hotel Tower which opened in November 2016 and a strong entertainment calendar at the Mohegan Sun Arena.
Food and beverage revenues for the fiscal year ended September 30, 2016 compared to the prior fiscal year declined primarily due to the decrease in meals served driven by the replacement of a Mohegan Sun-owned food and beverage outlet with a third-party operator.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2017	2016	2015	17 vs. 16	16 vs. 15	17 vs. 16	16 vs. 15
Rooms occupied	532	423	420	109	3	25.8%	0.7%
Occupancy rate	96.3%	98.4%	98.0%	(2.1)%	0.4%	(2.1)%	0.4%
Average daily room rate (in dollars)	$106	$103	$100	$3	$3	2.9%	3.0%
Revenue per available room (in dollars)	$102	$102	$98	—	$4	—	4.1%

The growth in hotel revenues for the fiscal year ended September 30, 2017 compared to the prior fiscal year was primarily driven by additional revenues generated by our new 400-room Earth Hotel Tower which opened in November 2016.
Hotel revenues for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of a shift in hotel occupancy from casino patrons to higher paying transient and group guests.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2017	2016	2015	17 vs. 16	16 vs. 15	17 vs. 16	16 vs. 15
Arena events (in events)	129	118	120	11	(2)	9.3%	(1.7)%
Arena tickets	835	667	691	168	(24)	25.2%	(3.5)%
Average price per arena ticket (in dollars)	$57.50	$48.05	$50.60	$9.45	$(2.55)	19.7%	(5.0)%

The growth in retail, entertainment and other revenues for the fiscal year ended September 30, 2017 compared to the prior fiscal year was primarily driven by higher entertainment revenues reflecting a strong entertainment calendar at the Mohegan Sun Arena, including additional headliner shows. The growth in retail, entertainment and other revenues also reflected higher rental income from third-party outlets.
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

Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2017	2016	2015	17 vs. 16	16 vs. 15	17 vs. 16	16 vs. 15
Gaming	$482,694	$463,084	$457,948	$19,610	$5,136	4.2%	1.1%
Food and beverage	34,509	32,778	33,358	1,731	(580)	5.3%	(1.7)%
Hotel (1)	25,638	15,059	14,062	10,579	997	70.3%	7.1%
Retail, entertainment and other	56,815	41,184	43,993	15,631	(2,809)	38.0%	(6.4)%
Advertising, general and administrative	168,244	168,584	161,393	(340)	7,191	(0.2)%	4.5%
Depreciation and amortization	61,985	61,017	64,520	968	(3,503)	1.6%	(5.4)%
Loss on disposition of assets	61	167	1,022	(106)	(855)	(63.5)%	(83.7)%
Severance	—	—	3,244	—	(3,244)	—	(100.0)%
Pre-opening	571	723	—	(152)	723	(21.0)%	100.0%
Impairment	—	1,875	2,502	(1,875)	(627)	(100.0)%	(25.1)%
Relinquishment liability reassessment	—	—	(243)	—	243	—	100.0%
Total	$830,517	$784,471	$781,799	$46,046	$2,672	5.9%	0.3%
_________

(1)	The new 400-room Earth Hotel Tower opened on November 10, 2016.

The increase in gaming costs and expenses for the fiscal year ended September 30, 2017 compared to the prior fiscal year was primarily due to increased costs related to Momentum Dollar redemptions at Mohegan Sun-owned outlets and higher combined slot win and free promotional slot play contribution expenses commensurate with the increase in slot revenues. The increase in gaming costs and expenses also reflected expenditures associated with Mohegan Sun’s 20th anniversary festivities during the month of October 2016. These results were partially offset by lower casino marketing and promotional expenses. Expenses associated with the combined slot win and free promotional slot play contributions totaled $152.5 million and $148.1 million for the fiscal years ended September 30, 2017 and 2016, respectively. Gaming costs and expenses as a percentage of gaming revenues were 52.4% and 52.0% for the fiscal years ended September 30, 2017 and 2016, respectively.
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

The increase in food and beverage costs and expenses for the fiscal year ended September 30, 2017 compared to the prior fiscal year primarily resulted from higher payroll costs and cost of goods sold commensurate with the increase in food and beverage revenues.
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
The increase in hotel costs and expenses for the fiscal year ended September 30, 2017 compared to the prior fiscal year was primarily driven by additional costs and expenses, including lease expenses, associated with our new 400-room Earth Hotel Tower and related connector which are leased from an instrumentality of the Tribe. These results were partially offset by higher amounts of hotel complimentaries related costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of higher payroll and other operating costs driven, in part, by new initiatives directed at our group business.
The increase in retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2017 compared to the prior fiscal year primarily resulted from higher direct entertainment and payroll costs driven by the strong entertainment calendar at the Mohegan Sun Arena, including additional headliner shows. These results were partially offset by higher amounts of retail, entertainment and other complimentaries related costs being allocated to gaming costs and expenses.
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
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2017 compared to the prior fiscal year were relatively flat.
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
Mohegan Sun Pocono
Revenues
Revenues consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2017	2016	2015	17 vs. 16	16 vs. 15	17 vs. 16	16 vs. 15
Gaming	$258,828	$275,636	$271,801	$(16,808)	$3,835	(6.1)%	1.4%
Food and beverage	25,094	29,167	28,182	(4,073)	985	(14.0)%	3.5%
Hotel	5,151	5,977	5,660	(826)	317	(13.8)%	5.6%
Retail, entertainment and other	8,791	9,584	9,581	(793)	3	(8.3)%	—%
Gross revenues	297,864	320,364	315,224	(22,500)	5,140	(7.0)%	1.6%
Less-Promotional allowances	18,926	21,687	20,089	(2,761)	1,598	(12.7)%	8.0%
Net revenues	$278,938	$298,677	$295,135	$(19,739)	$3,542	(6.6)%	1.2%

The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Fiscal Years Ended September 30,
	2017	2016	2015
Gaming	86.9%	86.0%	86.2%
Food and beverage	8.4%	9.1%	9.0%
Hotel	1.7%	1.9%	1.8%
Retail, entertainment and other	3.0%	3.0%	3.0%
Total	100.0%	100.0%	100.0%
Promotional Allowances
The retail value of promotional allowances was included in gross revenues as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2017	2016	2015	17 vs. 16	16 vs. 15	17 vs. 16	16 vs. 15
Food and beverage	$14,998	$17,572	$16,094	$(2,574)	$1,478	(14.6)%	9.2%
Hotel	1,753	1,775	1,711	(22)	64	(1.2)%	3.7%
Retail, entertainment and other	2,175	2,340	2,284	(165)	56	(7.1)%	2.5%
Total	$18,926	$21,687	$20,089	$(2,761)	$1,598	(12.7)%	8.0%

The estimated cost of promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2017	2016	2015	17 vs. 16	16 vs. 15	17 vs. 16	16 vs. 15
Food and beverage	$9,665	$11,543	$10,859	$(1,878)	$684	(16.3)%	6.3%
Hotel	1,053	2,473	2,467	(1,420)	6	(57.4)%	0.2%
Retail, entertainment and other	1,693	2,332	2,368	(639)	(36)	(27.4)%	(1.5)%
Total	$12,411	$16,348	$15,694	$(3,937)	$654	(24.1)%	4.2%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2017	2016	2015	17 vs. 16	16 vs. 15	17 vs. 16	16 vs. 15
Slots:
Handle	$2,565,477	$2,723,489	$2,603,006	$(158,012)	$120,483	(5.8)%	4.6%
Gross revenues	$205,571	$221,176	$213,854	$(15,605)	$7,322	(7.1)%	3.4%
Net revenues	$205,727	$220,804	$213,490	$(15,077)	$7,314	(6.8)%	3.4%
Free promotional slot plays (1)	$47,127	$46,149	$46,488	$978	$(339)	2.1%	(0.7)%
Weighted average number of machines (in units)	2,284	2,322	2,331	(38)	(9)	(1.6)%	(0.4)%
Hold percentage (gross)	8.0%	8.1%	8.2%	(0.1)%	(0.1)%	(1.2)%	(1.2)%
Win per unit per day (gross) (in dollars)	$247	$260	$251	$(13)	$9	(5.0)%	3.6%
Table games:
Drop	$206,881	$218,576	$228,640	$(11,695)	$(10,064)	(5.4)%	(4.4)%
Revenues	$41,024	$42,052	$45,143	$(1,028)	$(3,091)	(2.4)%	(6.8)%
Weighted average number of games (in units)	73	73	73	—	—	—	—
Hold percentage (2)	19.8%	19.2%	19.7%	0.6%	(0.5)%	3.1%	(2.5)%
Win per unit per day (in dollars)	$1,540	$1,575	$1,699	$(35)	$(124)	(2.2)%	(7.3)%
Poker:
Revenues	$2,648	$2,993	$3,033	$(345)	$(40)	(11.5)%	(1.3)%
Weighted average number of tables (in units)	18	18	18	—	—	—	—
Revenue per unit per day (in dollars)	$403	$454	$462	$(51)	$(8)	(11.2)%	(1.7)%
 __________
(1)Free promotional slot plays are included in slot handle, but not reflected in slot revenues.
(2)Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

The decrease in gaming revenues for the fiscal year ended September 30, 2017 compared to the prior fiscal year was primarily due to the declines in slot and table game revenues driven by lower volumes.

Gaming revenues for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of higher slot revenues which benefited from increased volumes. These results were partially offset by lower table game revenues driven by the declines in both volumes and hold percentage.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2017	2016	2015	17 vs. 16	16 vs. 15	17 vs. 16	16 vs. 15
Meals served	482	664	695	(182)	(31)	(27.4)%	(4.5)%
Average price per meal served (in dollars)	$21.37	$19.67	$17.94	$1.70	$1.73	8.6%	9.6%
The decline in food and beverage revenues for the fiscal year ended September 30, 2017 compared to the prior fiscal year was primarily due to lower complimentary food and beverage revenues resulting from a repositioning of our promotional offers.

Food and beverage revenues for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of higher complimentary food and beverage revenues driven by changes in our promotional offers.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2017	2016	2015	17 vs. 16	16 vs. 15	17 vs. 16	16 vs. 15
Rooms occupied	79	83	82	(4)	1	(4.8)%	1.2%
Occupancy rate	91.8%	96.3%	95.2%	(4.5)%	1.1%	(4.7)%	1.2%
Average daily room rate (in dollars)	$61	$66	$64	$(5)	2	(7.6)%	3.1%
Revenue per available room (in dollars)	$56	$64	$61	$(8)	3	(12.5)%	4.9%

The decline in hotel revenues for the fiscal year ended September 30, 2017 compared to the prior fiscal year was primarily driven by an overall decrease in hotel occupancy, as well as a shift in hotel occupancy from higher paying transient and group guests to casino patrons.
Hotel revenues for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of higher hotel occupancy by casino patrons, as well as strong group business.
The decline in retail, entertainment and other revenues for the fiscal year ended September 30, 2017 compared to the prior fiscal year was primarily due to lower retail revenues resulting from a repositioning of our promotional offers.
Retail, entertainment and other revenues for the fiscal year ended September 30, 2016 compared to the prior fiscal year were relatively flat.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2017	2016	2015	17 vs. 16	16 vs. 15	17 vs. 16	16 vs. 15
Gaming	$187,998	$198,545	$193,952	$(10,547)	$4,593	(5.3)%	2.4%
Food and beverage	6,532	7,659	8,196	(1,127)	(537)	(14.7)%	(6.6)%
Hotel	2,075	5,905	5,724	(3,830)	181	(64.9)%	3.2%
Retail, entertainment and other	1,163	1,424	1,786	(261)	(362)	(18.3)%	(20.3)%
Advertising, general and administrative	35,678	31,863	27,531	3,815	4,332	12.0%	15.7%
Depreciation and amortization	12,350	11,823	12,007	527	(184)	4.5%	(1.5)%
(Gain) loss on disposition of assets	(3)	13	(4)	(16)	17	N.M.	N.M.
Severance	—	—	126	—	(126)	—	(100.0)%
Total	$245,793	$257,232	$249,318	$(11,439)	$7,914	(4.4)%	3.2%
 ___________
N.M. - Not Meaningful.
The decline in gaming costs and expenses for the fiscal year ended September 30, 2017 compared to the prior fiscal year was primarily due to lower Pennsylvania slot machine tax expenses commensurate with the decrease in slot revenues and lower costs related to Momentum Dollar redemptions at both Mohegan Sun Pocono-owned and third-party outlets. The reduction in gaming costs and expenses also reflected lower payroll costs and certain casino marketing and promotional expenses. These results were partially offset by a $3.2 million charge that was recorded in the fiscal year ended September 30, 2017 for Mohegan Sun Pocono's portion of certain start-up costs related to gaming in the Commonwealth of Pennsylvania that was initially funded by the PGCB. This charge was recorded following an administrative order by the PGCB which established a repayment schedule for the start-up costs. Expenses associated with the Pennsylvania slot machine tax totaled $113.3 million and $122.3 million for the fiscal years ended September 30, 2017 and 2016, respectively. Expenses associated with the Pennsylvania table game tax totaled $6.7 million and $6.4 million for the fiscal years ended September 30, 2017 and 2016, respectively. Gaming costs and expenses as a percentage of gaming revenues were 72.6% and 72.0% for the fiscal years ended September 30, 2017 and 2016, respectively.
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
The decrease in food and beverage costs and expenses for the fiscal year ended September 30, 2017 compared to the prior fiscal year was primarily due to lower payroll costs and cost of goods sold commensurate with the reduction in food and beverage revenues. These results were partially offset by lower amounts of food and beverage complimentaries related costs being allocated to gaming costs and expenses.
Food and beverage costs and expenses for the fiscal year ended September 30, 2016 compared to the prior fiscal year declined primarily as a result of higher amounts of food and beverage complimentaries related costs being allocated to gaming costs and expenses.
The decline in hotel costs and expenses for the fiscal year ended September 30, 2017 compared to the prior fiscal year was primarily due to the elimination of lease expenses due to the merger of Downs Lodging, LLC into Mohegan Sun Pocono. Downs Lodging, LLC financed and built the hotel and convention center operated by Mohegan Sun Pocono. These results were partially offset by lower amounts of hotel complimentaries related costs being allocated to gaming costs and expenses.
Hotel costs and expenses for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of higher payroll costs and lease expenses.
The decrease in retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2017 compared to the prior fiscal year was primarily due to lower retail cost of goods sold commensurate with the decline in retail revenues. These results were partially offset by lower amounts of retail, entertainment and other complimentaries related costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the fiscal year ended September 30, 2016 compared to the prior fiscal year decreased primarily as a result of lower entertainment costs driven by a reduction in the number of shows held at our 1,500-seat entertainment venue.
The increase in advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2017 compared to the prior fiscal year was primarily driven by $5.0 million in property charges related to a regulatory matter, partially offset by lower payroll costs.
Advertising, general and administrative costs and expenses for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of non-recurring property and sales tax adjustments recorded in fiscal 2015. The increase in retail, entertainment and other costs and expenses also reflected higher advertising expenses, partially offset by lower utility costs.
Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2017	2016	2015	17 vs. 16	16 vs. 15	17 vs. 16	16 vs. 15
Gross revenues	$21,543	$19,251	$7,640	$2,292	$11,611	11.9%	152.0%
Less-Promotional allowances	158	118	73	40	45	33.9%	61.6%
Net revenues	$21,385	$19,133	$7,567	$2,252	$11,566	11.8%	152.8%
Expenses	$44,989	$35,967	$31,367	$9,022	$4,600	25.1%	14.7%
Depreciation and amortization	108	1,073	1,053	(965)	20	(89.9)%	1.9%
Pre-opening	1,601	—	—	1,601	—	100.0%	—
Total expenses	$46,698	$37,040	$32,420	$9,658	$4,620	26.1%	14.3%

The increase in Corporate and other revenues for the fiscal year ended September 30, 2017 compared to the prior fiscal year primarily resulted from management fees earned in connection with our management arrangement with ilani Casino Resort which opened in April 2017 and increased consulting fees earned in connection with our consulting arrangement with Paragon Casino Resort. These results were partially offset by the elimination of lease revenues due to the merger of Downs Lodging, LLC into Mohegan Sun Pocono.
Corporate and other revenues for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of development, management and consulting fees earned in connection with our development arrangement with ilani Casino Resort, management arrangement with Resorts Casino Hotel and consulting arrangement with Paragon Casino Resort.

The increase in Corporate and other expenses for the fiscal year ended September 30, 2017 compared to the prior fiscal year was primarily due to higher development costs associated with our various diversification initiatives, including non-cash share-based compensation totaling $7.6 million to a non-employee. Corporate and other expenses reflect lower bad debt expenses primarily driven by a further reduction in the reserve against reimbursable costs and expenses advanced by us to ilani Casino Resort following the opening of the resort.
Corporate and other expenses for the fiscal year ended September 30, 2016 compared to the prior fiscal year increased primarily as a result of additional costs and expenses related to our successful pursuit of a casino license in South Korea, including non-cash share-based compensation totaling $6.1 million to a non-employee. Corporate and other expenses reflect lower bad debt expenses primarily driven by a reduction in the reserve against reimbursable costs and expenses advanced by us to ilani Casino Resort following the completion of the project’s financing in December 2015.
Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2017	2016	2015	17 vs. 16	16 vs. 15	17 vs. 16	16 vs. 15
Accretion of discount to the redemption liability (1)	$(3,840)	$—	$—	$(3,840)	$—	(100.0)%	—
Accretion of discount to the relinquishment liability	—	—	(227)	—	227	—	100.0%
Interest income (2)	13,732	9,560	7,983	4,172	1,577	43.6%	19.8%
Interest expense, net of capitalized interest	(114,319)	(136,194)	(143,876)	21,875	7,682	16.1%	5.3%
Loss on modification and early extinguishment of debt (3)	(74,888)	(484)	(3,987)	(74,404)	3,503	N.M.	87.9%
Loss from unconsolidated affiliates	(1,509)	(939)	(972)	(570)	33	(60.7)%	3.4%
Other income (expense), net	6	(9)	43	15	(52)	N.M.	N.M.
Total other expense	$(180,818)	$(128,066)	$(141,036)	$(52,752)	$12,970	(41.2)%	9.2%
 __________

(1)	Represented accretion of the discount to the present value of a redemption liability for the impact of the time value of money.

(2)	Primarily represented interest earned on long-term receivables.

(3)	Represented financing fees expensed in connection with the modification or refinancing of debt.
N.M. - Not Meaningful.
Interest expense for the fiscal year ended September 30, 2017 compared to the prior fiscal year declined as a result of lower weighted average interest rate. Weighted average interest rate was 6.5% for the fiscal year ended September 30, 2017 compared to 7.8% in the prior fiscal year. Weighted average outstanding debt was $1.75 billion for the fiscal year ended September 30, 2017 compared to $1.74 billion in the prior fiscal year.
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

Loss on modification and early extinguishment of debt for the fiscal year ended September 30, 2017 compared to the prior fiscal year primarily represented financing fees expensed in connection with our October 2016 refinancing transactions. We incurred approximately $95.6 million in costs in connection with these refinancing transactions. Previously deferred debt issuance costs and debt discounts totaling $14.9 million, as well as $58.9 million in new transaction costs were expensed and recorded as a loss on modification and early extinguishment of debt. New debt issuance costs totaling $2.5 million were capitalized as an asset and will be amortized over the term of the related debt. The remaining $34.2 million in new debt issuance costs was reflected as debt discount and will be amortized over the term of the related debt.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, our operating results for the fiscal year ended September 30, 2017 are not necessarily indicative of operating results for interim periods.
Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2017	2016	2015	17 vs. 16	16 vs. 15	17 vs. 16	16 vs. 15
Net cash provided by operating activities	$234,236	$201,384	$172,312	$32,852	$29,072	16.3%	16.9%
Net cash used in investing activities	(53,783)	(245,201)	(26,794)	191,418	(218,407)	78.1%	N.M.
Net cash provided by (used in) financing activities	(175,133)	59,676	(128,872)	(234,809)	188,548	N.M.	N.M.
Net increase in cash and cash equivalents	$5,320	$15,859	$16,646	$(10,539)	$(787)	66.5%	4.7%
 __________

(1)	N.M. - Not Meaningful.
As of September 30, 2017 and 2016, we held cash and cash equivalents of $89.0 million and $83.7 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, amortization of debt issuance costs, premiums and discounts, provision and recovery for losses on receivables and loss on modification and early extinguishment of debt.
The increase in cash provided by operating activities for the fiscal year ended September 30, 2017 compared to the prior fiscal year was primarily due to lower working capital requirements, combined with increased net income after factoring in non-cash items. Cash provided by operating activities for the fiscal year ended September 30, 2017 were negatively impacted by approximately $9.7 million as a result of our October 2016 refinancing and April 2017 repricing transactions.
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
The decline in cash used in investing activities for the fiscal year ended September 30, 2017 compared to the prior fiscal year was primarily due to restricted cash contributed by Inspire Integrated Resort Co., Ltd, or Inspire Integrated Resort, in fiscal 2016 in connection with its joint venture arrangement to develop and build an integrated resort adjacent to the Incheon International Airport in South Korea. These results were partially offset by higher capital expenditures.
The increase in cash used in investing activities for the fiscal year ended September 30, 2016 compared to the prior fiscal year was primarily driven by restricted cash contributed by Inspire Integrated Resort. The increase in cash used in investing activities also resulted from higher capital expenditures. These results were partially offset by a partial repayment of reimbursable costs and expenses advanced by us to ilani Casino Resort following the completion of the project’s financing in December 2015.

The increase in cash used in financing activities for the fiscal year ended September 30, 2017 compared to the prior fiscal year primarily resulted from payments of tender offer and repurchase costs and financing fees in connection with our October 2016 refinancing transactions, as well as payments towards outstanding indebtedness. The increase in cash used in financing activities also reflected the impact of contributions from members in fiscal 2016 related to Inspire Integrated Resort's joint venture arrangement to develop and build an integrated resort adjacent to the Incheon International Airport in South Korea.
The increase in cash provided by financing activities for the fiscal year ended September 30, 2016 compared to the prior fiscal year primarily reflected contributions from members related to Inspire Integrated Resort's joint venture arrangement to build an integrated resort adjacent to the Incheon International Airport in South Korea, as well as increased borrowings to pursue new development opportunities and for general corporate purposes.
External Sources of Liquidity
As of September 30, 2017, our outstanding indebtedness was as follows (excluding unamortized debt issuance costs and discounts):

•	$394.9 million Senior Secured Credit Facility - Term Loan A, due October 2021;

•	$779.1 million Senior Secured Credit Facility - Term Loan B, due October 2023;

•	$500.0 million Senior Unsecured Notes, due October 2024;

•	$14.7 million Mohegan Expo Credit Facility; and

•	$2.0 million in other indebtedness.
Please refer to “Part IV. Note 6—Long-Term Debt” to this Annual Report on Form 10-K which summarizes the terms of our debt agreements as of September 30, 2017.
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
Maximum senior secured leverage ratio covenant, or ratio of secured debt to Consolidated EBITDA for the Test Period, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
September 30, 2017	4.25:1.00
December 31, 2017	4.00:1.00
March 31, 2018 and June 30, 2018	3.75:1.00
September 30, 2018 and December 31, 2018	3.50:1.00
March 31, 2019 and June 30, 2019	3.25:1.00
September 30, 2019 and each fiscal quarter ending thereafter	3.00:1.00
Minimum fixed charge coverage ratio covenant, as defined under the senior secured credit facilities:

Fiscal Quarters Ending:
September 30, 2017 and thereafter	1.05:1.00
As of September 30, 2017, we and the Tribe were in compliance with all respective covenant requirements under all relevant credit facilities and note indentures.

Capital Expenditures
The following table presents data related to capital expenditures (in millions, including capitalized interest):

	Capital Expenditures
	Fiscal Year Ended September 30, 2017	Fiscal Year Ended September 30, 2016	Fiscal Year Ended September 30, 2015	Forecasted Fiscal Year 2018
Mohegan Sun:
Maintenance	$35.1	$29.0	$23.7	$33.3
Development	0.6	10.9	0.8	8.5
Expansion - Mohegan Sun Exposition and Convention Center	21.3	—	—	58.3
Subtotal	57.0	39.9	24.5	100.1
Mohegan Sun Pocono:
Maintenance	6.7	5.4	5.2	7.9
Development	0.2	2.2	0.2	—
Subtotal	6.9	7.6	5.4	7.9
Corporate:
Maintenance	0.1	0.2	—	0.5
Other - Project Inspire	37.5	1.3	0.1	101.0
Subtotal	37.6	1.5	0.1	101.5
Total	$101.5	$49.0	$30.0	$209.5
We primarily rely on cash flows provided by operating activities to fund maintenance capital expenditures at Mohegan Sun and Mohegan Sun Pocono. The construction costs for the Mohegan Sun Exposition and Convention Center are being funded through a combination of borrowings under the Mohegan Expo Credit Facility and investments by us. Construction on the Mohegan Sun Exposition and Convention Center commenced in March 2017 and it is expected to open in the summer of 2018. We plan to fund any additional development or expansion capital expenditures at Mohegan Sun and Mohegan Sun Pocono through a combination of existing cash, cash flows provided by operating activities and draws under our revolving facility. The construction costs for Project Inspire are currently being funded by restricted cash and cash equivalents held by Inspire Integrated Resort.

Interest Expense
The following table presents our interest expense, net of capitalized interest (in thousands):

	For the Fiscal Years Ended September 30,
	2017	2016	2015
Prior senior secured credit facility - revolving	$29	$1,487	$1,862
Prior senior secured credit facility - term loan A	204	5,611	6,329
Prior senior secured credit facility - term loan B	1,840	49,575	45,351
Senior secured credit facility - revolving	2,969	—	—
Senior secured credit facility - term loan A	22,803	—	—
Senior secured credit facility - term loan B	43,116	—	—
2013 9 3/4% senior unsecured notes	2,252	58,001	50,724
2016 7 7/8% senior unsecured notes	39,093	—	—
2015 senior unsecured notes	237	5,570	—
2005 6 7/8% senior subordinated notes	—	—	255
2012 11% senior subordinated notes	417	11,397	29,990
Prior line of credit	7	187	225
Line of credit	372	—	—
Mohegan Expo Credit Facility borrowings - Term Loan	336	—	—
Prior Downs Lodging credit facility	—	625	6,424
Downs Lodging credit facility	70	1,224	—
2009 Mohegan Tribe promissory note	—	—	152
2012 Mohegan Tribe Minor's Trust promissory note	23	1,176	1,650
2013 Mohegan Tribe promissory note	10	297	297
2015 Mohegan Tribe promissory note	—	359	—
Capital leases	2	76	107
Amortization of debt issuance costs on revolving credit facilities	728	609	510
Capitalized interest	(189)	—	—
Total interest expense, net of capitalized interest	$114,319	$136,194	$143,876
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, distributions to the Tribe and foreseeable capital expenditures for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” to this Annual Report on Form 10-K for further details regarding risks relating to our sufficiency of resources. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, we had approximately $119.4 million of borrowing capacity under the revolving facility and line of credit as of September 30, 2017. Distributions to the Tribe are anticipated to total approximately $60.0 million for fiscal 2018.
Contractual Obligations and Commitments
The following table presents estimated future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments as of September 30, 2017 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt, including current portions (excludes unamortized debt issuance costs and discounts)	$1,690,763	$75,131	$104,975	$270,620	$1,240,037
Operating leases	244,506	8,848	16,825	14,680	204,153
Interest payments on long-term debt	642,029	103,344	204,952	186,734	146,999
Procurement	45,743	18,150	17,526	6,512	3,555
Construction	98,652	98,652	—	—	—
Total	$2,721,693	$304,125	$344,278	$478,546	$1,594,744
 ________

(1)	Represents payment obligations from October 1, 2017 to September 30, 2018.

In addition to the above listed contractual obligations, we have certain other contractual commitments as of September 30, 2017. The calculation of estimated future payments related to these contractual commitments as presented in the following table is based, in large part, on revenue projections over an extended period of time, as well as other factors that are more fully described below. Given the high level of estimate and judgment utilized in the calculation of these liabilities, future events that affect such estimates and judgments may cause actual payments to materially differ from current estimates. The amounts presented in the following table are estimates, and, while certain agreements have perpetual terms, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years.

	Payments due by period
Contractual Commitments (in thousands)	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Combined minimum slot win and free promotional slot play contributions (2)	$148,710	$250,537	$245,587	$644,937
Pennsylvania slot machine tax (3)	116,971	237,738	247,343	662,960
Pennsylvania table game tax (4)	6,941	14,282	14,832	39,705
Priority distributions (5)	40,000	80,000	80,000	200,000
Town of Montville (6)	500	1,000	1,000	2,500
Redemption liability (7)	—	32,527	45,920	36,353
Total	$313,122	$616,084	$634,682	$1,586,455
 ____________

(1)	Represents payment obligations from October 1, 2017 to September 30, 2018.

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

(3)
Represents portion of revenues earned on slot machines that must be paid to the PGCB. Pennsylvania slot machine tax payments approximate 55% of gross revenues from slot machines at Mohegan Sun Pocono, which include a $10.0 million slot machine operation fee.

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

(6)	Represents payment obligations to the Town of Montville of $500,000 per year to minimize the impact of Tribe’s reservation being held in trust.

(7)	Represents the redemption price owed to Salishan Company, LLC following its withdrawal as a member of Salishan-Mohegan, LLC.
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
Revenue Recognition
We recognize gaming revenues as amounts wagered less prizes paid out. Revenues from food and beverage, hotel, retail, entertainment and other services are recognized at the time such service is performed. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. Percentage rental revenues are recognized in the periods in which the tenants exceed their respective percentage rent thresholds. We recognize development fees pursuant to the respective development agreement, typically as a percentage of construction costs incurred during the period. Management fees are recognized pursuant to the respective management agreement, usually as a percentage of earnings during the period.
Reserves for Doubtful Accounts
We maintain a reserve for doubtful collection of casino, hotel and other non-gaming receivables based on our estimate of the probability that the receivables will be collected. We assess the adequacy of this reserve by continuously evaluating historical experience, creditworthiness of the related patron and all other available information. A receivable is charged off against the reserve when we believe it is probable the receivable will not be recovered. We believe that there is no concentration of credit risk for which a reserve has not been established. Future business or economic trends could affect the collectability of the receivables and the related reserve.

We also maintain a reserve for doubtful collection of reimbursable costs and expenses advanced by Salishan-Mohegan, LLC on behalf of the Cowlitz Tribe for ilani Casino Resort based on our estimate of the probability that these receivables will be collected. We assess the adequacy of this reserve on a quarterly basis. Future developments relating to the project, including cash flows generated by the casino and other matters affecting the project could affect the collectability of these receivables and the related reserve.
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
Self-insurance Accruals
We are self-insured up to certain limits for costs associated with workers’ compensation, general liability and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements of known claims, as well as accruals of estimates of incurred but not reported claims. In estimating self-insurance accruals, we consider historical loss experiences and expected levels of costs per claim. Claims are accounted for based on estimates of undiscounted claims, including claims incurred but not reported. We believe that this method provides a consistent and effective way to measure these liabilities; however, changes in health care costs, accident frequency and severity and other factors could materially impact estimated liabilities. We continuously monitor estimates and make adjustments when necessary.
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
Goodwill
The fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania facilities, exclusive of capital expenditure requirements. If the carrying value of the goodwill exceeds its fair value, an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds its implied fair value. We utilize the income approach which requires certain assumptions regarding future revenues and expenses, discount rates and the terminal value using a market multiple of the Pennsylvania facilities. As of September 30, 2017 and 2016, we assessed the goodwill for impairment and determined that no impairment existed. If any of the following occurs, the goodwill may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania facilities are not achieved, (2) if the discount rate increases, (3) if terminal growth rates decrease or (4) if market multiples decrease.
Other Intangible Assets
The slot machine license and table game certificate intangible assets are assessed as a single unit of accounting at least annually for impairment by comparing the fair value of the recorded assets to their carrying value. Their fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania facilities, exclusive of a required rate of return of all other assets and exclusive of capital expenditure requirements. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. We utilize the income approach which requires certain assumptions regarding future revenues and expenses, discount rates, royalty rate and the terminal value using a perpetual growth rate of the Pennsylvania facilities. As of September 30, 2017 and 2016, we assessed the intangible assets for impairment and determined that no impairment existed. If any of the following occurs, the intangible assets may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from the Pennsylvania facilities are not achieved, (2) if the discount rate increases or (3) if the terminal value decreases.
The Mohegan Sun trademark is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing the income approach – relief from royalty method based on projected revenues from Mohegan Sun and Mohegan Sun Pocono. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. We utilize the income approach which requires certain assumptions regarding future revenues, discount rates, royalty rate and the terminal value using a perpetual growth rate of Mohegan Sun and Mohegan Sun Pocono. As of September 30, 2017 and 2016, we assessed the Mohegan Sun trademark for impairment and determined that no impairment existed. If any of the following occurs, the Mohegan Sun trademark may be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our consolidated financial statements: (1) if estimates of projected cash flows from Mohegan Sun and Mohegan Sun Pocono are not achieved, (2) if the discount rate increases or (3) if the perpetual growth rate decreases.
Litigation
We are a defendant in various pending legal proceedings as described in “Part IV. Note 10—Commitments and Contingencies” under the heading “Litigation and Legal Proceedings” and “Part IV. Note 12—Mohegan Ventures-Northwest, LLC (Cowlitz Project)” to this Annual Report on Form 10-K. We are also a defendant in various other claims and legal actions resulting from our normal course of business, primarily relating to personal injuries to patrons and damages to patrons' personal assets. We estimate litigation claims expense and accrue for such liabilities based upon historical experience. In our opinion, the aggregate liability, if any, arising from such litigations will not have a material impact on our financial position, results of operations or cash flows.
We are also a defendant in various claims and legal actions resulting from our normal course of business. Some of these matters relate to personal injuries to patrons and damages to patrons' personal assets. We estimate guest claims expense and accrue for such liabilities based upon historical experience. In our opinion, the aggregate liability, if any, arising from such litigations will not have a material impact on our financial position, results of operations or cash flows.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of September 30, 2017, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the senior secured credit facilities.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of September 30, 2017 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of September 30, 2017.

	Expected Maturity Date
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Liabilities (in thousands)
Long-term debt, including current portions (1):
Fixed rate	$531	$431	$356	$331	$190	$500,175	$502,014	$536,388
Average interest rate	—	—	—	—	—	7.9%	7.8%
Variable rate	$74,600	$59,204	$44,984	$42,131	$227,968	$739,862	$1,188,749	$1,197,542
Average interest rate (2)	5.3%	5.6%	5.8%	5.9%	5.8%	6.2%	5.9%
 __________

(1)	Excludes unamortized debt issuance costs and discounts.
(2)A 100 basis point change in average interest rate would impact annual interest expense by approximately $11.9 million.

Item 8. Financial Statements and Supplementary Data.
Our consolidated financial statements and notes thereto, referred to in Item 15(a)(1) of this Annual Report on Form 10-K, are filed as part of this report and appear in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, our management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “2013 Internal Control-Integrated Framework.”
Based on this assessment, management concluded that, as of September 30, 2017, our internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a non-accelerated filer.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, or Tribal Council, the governing body of the Tribe. Any change in the composition of the Tribal Council results in a corresponding change in our Management Board. As of the date of this filing, the members of the Management Board and their terms are as follows: Cheryl A. Todd, Thayne D. Hutchins, Jr., Mark F. Brown and Joseph W. Smith are each serving four-year terms expiring in October 2019, while Kevin P. Brown, Ralph James Gessner, Jr., Kathleen M. Regan-Pyne, William Quidgeon, Jr. and Sarah E. Harris are each serving four-year terms expiring in October 2021. Members of the Tribal Council are elected by the registered voters of the Tribe through competitive general elections. Vacancies on the Tribal Council, to the extent they arise, are likewise filled by similar special elections. Upon expiration of Tribal Council members' terms, registered voters of the Tribe may re-elect current Tribal Council members who choose to run for re-election or elect new Tribal Council members. Incumbent members of the Tribal Council do not nominate or otherwise identify candidates for election. Accordingly, the Tribal Council and Management Board do not screen candidates for election nor do they maintain a nominating committee. The terms of office of our named executive officers, and the periods during which they have served as such, are described in “Part III. Item 11. Executive Compensation—Employment Agreements” to this Annual Report on Form 10-K.
Management Board and Named Executive Officers
The following table presents data related to the members of the Management Board and our named executive officers, as of the date of this filing:

Name	Age	Position
Kevin P. Brown	52	Chairman and Member, Management Board
Ralph James Gessner, Jr.	48	Vice Chairman and Member, Management Board (1)
Cheryl A. Todd	57	Recording Secretary and Member, Management Board
Kathleen M. Regan-Pyne	61	Corresponding Secretary and Member, Management Board (1)
Thayne D. Hutchins, Jr.	46	Treasurer and Member, Management Board (1)
Mark F. Brown	60	Member, Management Board (1)
William Quidgeon, Jr.	55	Member, Management Board (1)
Joseph W. Smith	61	Member, Management Board
Sarah E. Harris	39	Member, Management Board
Mario C. Kontomerkos	41	Chief Executive Officer
Thomas P. Burke	61	Chief Operating Officer
Robert C. Rubenstein	51	Senior Vice President and General Counsel
________

(1)	Audit Committee member.
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
Joseph W. Smith—Mr. Smith was first seated on the Tribal Council and Management Board in October 2015. Prior to that, since September 2007, he worked as a manager of communications and public affairs for the Tribe and in communications and publications for Mohegan Sun. Mr. Smith also worked as a story editor and story analyst, with positions at the American Broadcasting Company, The Walt Disney Company, Paramount Pictures Corporation and Twentieth Century Fox Film Corporation. He holds both a Bachelor’s Degree and a Master of Fine Arts Degree from Columbia University.
Sarah E. Harris—Ms. Harris was first seated on the Tribal Council and Management Board in October 2017. She previously worked as an attorney at various law firms in the Washington, D.C. area, representing Native American tribes and tribal entities and organizations. Ms. Harris received a presidential appointment to serve as Chief of Staff to the Assistant Secretary-Indian Affairs and, prior to that, served as Special Assistant to the Solicitor in the Office of the Secretary of the Interior. Ms. Harris holds a Juris Doctor from American University Washington College of Law and a Bachelor of Arts in Native American Studies from Dartmouth College.
Mario C. Kontomerkos—Mr. Kontomerkos was appointed Chief Executive Officer of the Company on October 16, 2017. Mr. Kontomerkos previously served as Chief Financial Officer of the Company, a position he held since September 2011. Though Mr. Kontomerkos no longer serves as Chief Financial Officer of the Company, and that position has not yet been filled by the Company, Mr. Kontomerkos continues to serve as the Company’s principal financial officer and principal accounting officer. Prior to his employment with the Company, Mr. Kontomerkos served as Corporate Vice President of Finance at Penn National Gaming, Inc. from March 2010 to July 2011. Mr. Kontomerkos previously served as an analyst at Magnetar Capital, LLC, an investment management company, from July 2007 to May 2009, and a research analyst for the gaming and lodging industries at J.P. Morgan Securities from May 2005 to May 2007.
Thomas P. Burke—Mr. Burke was appointed Chief Operating Officer of the Company in April 2015. Mr. Burke previously served as President of the Company’s management and consulting division, Mohegan Gaming Advisors, LLC, from April 2014 to March 2015. Prior to his employment with the Company, Mr. Burke served as Senior Vice President of Regional Gaming Operations at Penn National Gaming, Inc. from October 2008 to March 2014. Mr. Burke also previously served as Vice President and General Manager of Penn National Gaming Inc.'s Argosy Casino Hotel & Spa from June 2006 to October 2008 and as President and General Manager of the Bullwhackers properties in Colorado from October 2002 to June 2006. Mr. Burke’s career also includes senior positions with organizations such as Ameristar Casinos, Inc., Station Casinos, Trump Taj Mahal Casino Resort and Trump’s Castle Hotel & Casino, American Gaming and Entertainment, Ltd. and the Majestic Star Casinos.
Robert C. Rubenstein—Mr. Rubenstein joined the Company in October 2016 as its Senior Vice President and General Counsel. Prior to his employment with the Company, Mr. Rubenstein spent 9 years with Las Vegas Sands Corp. and most recently served as Senior Vice President and General Counsel of Sands China Ltd. Mr. Rubenstein joined Las Vegas Sands Corp. in 2007 and held other positions of increasing responsibility, including Senior Vice President and Global Deputy General Counsel, Chief Audit Executive and Interim Chief Human Resources Officer. Prior to his employment with Las Vegas Sands Corp. and Sands China Ltd., Mr. Rubenstein served as Associate General Counsel at Oshkosh Corporation. Prior to that he worked as a corporate and securities associate with two large law firms in Chicago, Illinois. Mr. Rubenstein has written and spoken on ethics issues in the United States and is a member of the Illinois and Connecticut State Bar Associations.
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
Code of Ethics
We have adopted a code of ethics that applies to all of our executive officers, including our principal executive and financial officers. Our code of ethics is available on our website at “www.mohegangaming.com” under “Corporate Governance.”
Should we make any significant amendment to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code of ethics to our principal executive, financial and accounting officers, we will disclose the nature of such amendment or waiver on our website.

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
Elements of Compensation
Compensation offered to our named executive officers, or NEOs, primarily consists of annual compensation in the form of base salaries and employee benefits/perquisites. We also offer our NEOs cash-based incentive opportunities. In addition, we offer our NEOs the opportunity to defer all or a portion of their annual compensation under a deferred compensation plan, or DCP, and to participate in the Mohegan Retirement and 401(k) Plan, both of which are sponsored by the Tribe. The following presents additional information relating to the elements of compensation offered to our NEOs for the fiscal year ended September 30, 2017:
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
With these factors in mind, we have entered into employment agreements with our NEOs that, among other things, provide for minimum base salary levels and employee benefits that, when combined, provide total compensation reflecting our need to compete for and retain management talent in a competitive environment. Our NEOs base salaries are also subject to annual increases.
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
Incentive Compensation
In fiscal 2015, we implemented an incentive compensation plan covering certain of our employees. As it pertains to our NEOs, the plan sets aside approximately 25% of our Adjusted EBITDA in excess of a target established prior to the beginning of the fiscal year as part of our budgeting process. For this purpose, “Adjusted EBITDA” means net income before interest, depreciation and amortization, share-based compensation expense, loss on disposition of assets, workforce reduction severance, pre-opening costs and expenses, impairment charges, reassessment and accretion of discount to a relinquishment liability, accretion of discount to a redemption liability, loss on modification and early extinguishment of debt, loss from unconsolidated affiliates, property charges, other non-operating income and expense and Adjusted EBITDA attributable to non-controlling interests. Adjusted EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America, or GAAP. However, we have historically evaluated our operating performance with the non-GAAP measure Adjusted EBITDA. Under the plan, the base incentive compensation amount for our NEOs was set at 35%, with a maximum payout of 52.5%, of base salary. For the fiscal years ended September 30, 2017, 2016 and 2015, our Adjusted EBITDA exceeded our established targets and resulted in payout rates to our NEOs of approximately 32%, 49% and 38%, respectively.
Compensation Committee Report
Our nine-member Management Board serves as our Compensation Committee. The Management Board met with us to review and discuss the preceding Compensation Discussion and Analysis. Based on such review and discussion, the Management Board approved this Compensation Discussion and Analysis and authorized its inclusion in this Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
Management Board
The members of the Management Board, as of the date of this filing, are as follows: Kevin P. Brown, Ralph James Gessner, Jr., Cheryl A. Todd, Kathleen M. Regan-Pyne, Thayne D. Hutchins, Jr., Mark F. Brown, William Quidgeon, Jr., Joseph W. Smith and Sarah E. Harris.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Base Salary	Cash Bonus	Non-Equity Incentive Compensation	All Other Compensation (5)	Total
Mitchell Grossinger Etess (1)	2017	$158,654	215,303	—	2,380	$376,337
Interim Chief Executive Officer

Mario C. Kontomerkos (2)	2017	$847,770	264,375	—	744	$1,112,889
Chief Financial Officer	2016	$823,077	400,344	—	733	$1,224,154
	2015	$758,949	281,609	—	3,722	$1,044,280

Thomas P. Burke	2017	$741,798	231,329	—	4,719	$977,846
Chief Operating Officer	2016	$720,193	350,301	—	4,708	$1,075,202
	2015	$645,793	246,408	—	10,492	$902,693

Robert C. Rubenstein (3)	2017	$673,077	218,049	—	103,228	$994,354
Senior Vice President and General Counsel

Robert J. Soper (4)	2017	$435,413	—	—	744,168	$1,179,581
Former President and Chief Executive Officer	2016	$1,028,847	500,430	—	4,708	$1,533,985
	2015	$900,000	352,012	—	14,181	$1,266,193
 _________

(1)	Served as Interim Chief Executive Officer from February 2017 to October 2017.

(2)	Appointed Chief Executive Officer in October 2017.

(3)	Commenced employment in October 2016.

(4)	Ceased employment as President and Chief Executive Officer in February 2017.

(5)	Amounts reported in this column are comprised of the following:
All Other Compensation Details

Name	Fiscal Year	401(k) (1)	Long-Term Disability (2)	Vacation Payout (3)	Moving Allowance (4)	Termination Benefits (5)	Total
Mitchell Grossinger Etess	2017	$2,380	—	—	—	—	$2,380

Mario C. Kontomerkos	2017	$—	744	—	—	—	$744
	2016	$—	733	—	—	—	$733
	2015	$—	3,722	—	—	—	$3,722

Thomas P. Burke	2017	$3,975	744	—	—	—	$4,719
	2016	$3,975	733	—	—	—	$4,708
	2015	$6,020	4,472	—	—	—	$10,492

Robert C. Rubenstein	2017	$2,827	401	—	100,000	—	$103,228

Robert J. Soper	2017	$3,975	415	100,479	—	639,299	$744,168
	2016	$3,975	733	—	—	—	$4,708
	2015	$3,975	10,206	—	—	—	$14,181
 _________

(1)	Employer-matching 401(k) contributions.

(2)	Premium payments on long-term disability policies.

(3)	Payout of vacation time.

(4)	Payments of moving expenses.

(5)	Payout of termination benefits.

Non-Qualified Deferred Compensation
We offer our NEOs the opportunity to participate in the DCP. The DCP is a non-qualified plan that allows our executives the opportunity to defer all or a portion of their annual compensation. We do not make contributions to the DCP on behalf of our NEOs. The following table presents each NEO's activity within the DCP for the fiscal year ended September 30, 2017.

Name	Employee Contributions	Employer Contributions	Aggregate Additions/ Earnings	Aggregate Withdrawals/ Distributions	Balance September 30, 2017
Mitchell Grossinger Etess	$—	$—	$120,605	$(1,506,601)	$1,727,981
Mario C. Kontomerkos	$—	$—	$—	$—	$—
Thomas P. Burke	$975,587	$—	$374,514	$—	$2,755,283
Robert C. Rubenstein	$—	$—	$—	$—	$—
Robert J. Soper	$121,213	$—	$11,599	$—	$538,557
The amounts deferred by each NEO are deemed to be invested in the fund(s) designated by each NEO from among a number of funds offered under the DCP. NEOs may change their investment selections from time to time. The following funds were available under the DCP, as of the date of this filing:

Schwab S&P 500 Index	AllianzGI Technology Institutional	Cohen & Steers Realty Shares
Vanguard Federal Money Market	MFS Intl Diversification A	Prudential Jennison Utility A
T. Rowe Price Health Sciences	Dreyfus Bond Market Index I	American Century Inflation Adjs
JHancock Disciplined Value Mid	Glenmede Small Cap Equity Adv	Dreyfus International Stock Index
T. Rowe Price Blue Chip Growth	Neuberger Berman Mid Cap	American Century Short Dur Inf
American Beacon Large Cap	BlackRock Global Allocation Instl	PIMCO Emerging Local Bond Adm
Metropolitan West Total Return Bd	Fidelity Extended Market Index	Sentinel Common Stock A
Lazard Emerging Markets Equity	Fidelity High Income	Personal Choice Ret Acct
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
Potential Payments and Benefits upon Termination or Change in Control
The following table presents potential payments to our NEOs in the event of a termination of employment, based on the terms of their employment agreements, as described below. Due to our sovereignty, potential payments upon change in control are not included within the table below, as these are not applicable. The amounts presented represent our estimate of potential payments to our NEOs upon their termination, assuming, in each case, that termination occurred on September 30, 2017, the last day of fiscal 2017. Actual payments can only be determined at the time of each NEO's separation from the Company.

	Base Salary	Medical Benefits	Penalty Payment	Total
Mitchell Grossinger Etess
Termination without cause	$—	—	—	$—
Termination due to medical disability (1)	$—	—	—	$—
Change of Control	$—	—	—	$—

Mario C. Kontomerkos
Termination without cause	$1,000,000	19,705	15,000	$1,034,705
Termination due to medical disability (1)	$500,000	1,000,000	—	$1,500,000
Change of Control	$—	—	—	$—

Thomas P. Burke
Termination without cause	$700,000	13,657	15,000	$728,657
Termination due to medical disability (1)	$350,000	700,000	—	$1,050,000
Change of Control	$—	—	—	$—

Robert C. Rubenstein
Termination without cause	$700,000	10,759	15,000	$725,759
Termination due to medical disability (1)	$350,000	700,000	—	$1,050,000
Change of Control	$—	—	—	$—
  __________

(1)
Under the NEOs' employment agreements, upon termination without cause, we are required to continue to provide medical benefits for a period of one year following such termination. Upon termination due to medical disability, we are required to continue to provide the NEOs' annual base salaries and medical benefits for a period of 180 days; thereafter, if we choose to suspend the NEOs' employment or the NEOs are deemed permanently disabled, we are required to provide disability insurance coverage of 50% of the NEOs' annual base salaries.

Executive Employment Agreements
Mr. Etess. On March 27, 2017, in connection with Mr. Etess’s appointment as our interim Chief Executive Officer, we entered into an agreement with the Tribe pursuant to which we agreed to pay, or reimburse the Tribe for, Mr. Etess’s compensation, benefits and any other amounts payable to him by the Tribe from and after February 14, 2017, and during the period of his appointment as our interim Chief Executive Officer, which agreement is referred to herein as the “Reimbursement Agreement.” Since his retirement from his former position as our Chief Executive Officer, effective September 30, 2015, Mr. Etess had served as a senior advisor to the Tribe on an “at will” basis at a weekly compensation rate of $4,807.69, with benefits under the Tribe’s employee benefits program. The Reimbursement Agreement expired upon the effectiveness of the appointment of Mr. Kontomerkos as our Chief Executive Officer on October 16, 2017.

Mr. Kontomerkos. Mr. Kontomerkos served as our Chief Financial Officer for the fiscal year ended September 30, 2017 and, effective October 16, 2017, became our Chief Executive Officer. In connection with Mr. Kontomerkos’s appointment as Chief Executive Officer, we entered into a new employment agreement, effective October 16, 2017, which new agreement is referred to herein as the “CEO Employment Agreement.” The CEO Employment Agreement superseded the amended and restated employment agreement, effective April 1, 2015, between the Company and Mr. Kontomerkos, which is referred to herein as the “CFO Employment Agreement.”

CFO Employment Agreement. The CFO Employment Agreement commenced as of April 1, 2015 and extended through March 31, 2018. The agreement provided for a base annual salary of $800,000. The agreement was subject to automatic renewal for an additional one-year term unless either party provided notice to the other on or before one year prior to the end of the agreement's stated term of an intention to terminate the agreement at the stated termination date. Under the terms of the CFO Employment Agreement, we were entitled to terminate Mr. Kontomerkos's employment for cause, as defined therein. In such event, Mr. Kontomerkos would not have been entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, under the terms of the CFO Employment Agreement, Mr. Kontomerkos would have been entitled to receive severance payments equal to his base annual salary from the date of termination through 12 months from the date of termination. The CFO Employment Agreement was terminated on October 16, 2017, the effective date of the CEO Employment Agreement.

CEO Employment Agreement. The CEO Employment Agreement, effective as of October 16, 2017, expires on March 31, 2021, and contains automatic renewals for additional one-year terms unless either party provides notice of an intention not to renew or otherwise terminate the agreement. Under the agreement, Mr. Kontomerkos will receive an initial base annual salary of $1,000,000 and remain eligible for incentive compensation payment under our incentive compensation plan for fiscal 2017, to the same extent and in the same amount for which he would have been eligible under the CFO Employment Agreement. Under the terms of the CEO Employment Agreement, Mr. Kontomerkos will be permitted to participate in and be eligible for future incentive compensation payments and benefits as available to our senior executive employees at or below his level.

The CEO Employment Agreement provides that if Mr. Kontomerkos is terminated for cause, as defined therein, or if Mr. Kontomerkos voluntarily terminates his employment, he will not be entitled to any further compensation from and after the termination date. If Mr. Kontomerkos is terminated other than for cause, he will be entitled, among other things, to receive his base annual salary from the termination date through 12 months from the termination date.

Mr. Burke. Mr. Burke’s amended and restated employment agreement commenced as of April 1, 2015 and expires on March 31, 2018. The agreement provides for a base annual salary of $700,000. The agreement is subject to automatic renewal for an additional one-year term unless either party provides notice to the other on or before one year prior to the end of the agreement’s stated term of an intention to terminate the agreement at the stated termination date. We may terminate Mr. Burke for cause, as defined in his agreement. In the event that we terminate Mr. Burke for cause, he is not entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Burke is entitled to receive severance payments equal to his base annual salary from the date of termination through 12 months from the date of termination.

Mr. Rubenstein. Mr. Rubenstein’s employment agreement commenced as of October 1, 2016 and expires on March 31, 2020. The agreement provides for a base annual salary of $700,000. The agreement is subject to automatic renewal for an additional one-year term unless either party provides notice to the other on or before one year prior to the end of the agreement’s stated term of an intention to terminate the agreement at the stated termination date. We may terminate Mr. Rubenstein for cause, as defined in his agreement. In the event that we terminate Mr. Rubenstein for cause, he is not entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Rubenstein is entitled to receive severance payments equal to his base annual salary from the date of termination through 12 months from the date of termination.
Compensation of Management Board
The following table presents data related to compensation of members of the Management Board for the fiscal year ended September 30, 2017.

Name	Compensation	Other (1)	Total
Kevin P. Brown	$203,278	315	$203,593
Ralph James Gessner, Jr.	$185,413	287	$185,700
Cheryl A. Todd	$150,353	232	$150,585
Kathleen M. Regan-Pyne	$150,353	232	$150,585
Thayne D. Hutchins, Jr.	$127,772	198	$127,970
Mark F. Brown	$202,870	314	$203,184
William Quidgeon, Jr.	$150,388	233	$150,621
Joseph W. Smith	$150,684	232	$150,916
Sarah E. Harris (2)	$—	—	$—
Bruce S. Bozsum (3)	$149,768	232	$150,000
__________

(1)	Premium payments on life insurance policies owned by each member.

(2)	Term commenced in October 2017.

(3)	Term expired in October 2017.
Members of the Management Board are paid annual salaries by the Tribe for their services as members of the Tribal Council. Due to the dual roles of these individuals in our governance and the Tribe's, we are obligated to fund a portion of their compensation pursuant to an arrangement established at the time of Mohegan Sun's inception. For the fiscal year ended September 30, 2017, we were obligated to fund 60% of each member's annual compensation. This allocation was determined based on the amount of time members acted in their capacity as the Management Board as opposed to their capacity as the Tribal Council. We believe that members' activities in fiscal 2018 will be consistent with their fiscal 2017 activities and as such we expect to fund 60% of their fiscal 2018 compensation.
Compensation Committee Interlocks and Insider Participation
As noted above, the Management Board serves as our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We have no outstanding equity securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Procedure for Review of Related Party Transactions
Potential conflicts of interest, including related party transactions reportable under Securities and Exchange Commission rules, must be approved in advance. We have a code of ethics which applies to our principal executive officer, principal financial officer and all other executive officers, whom we collectively refer to as our principal officers. Our code of ethics addresses, among other things, conflicts of interest and is available on our website at “www.mohegangaming.com”. Under our code of ethics, principal officers with actual or potential conflicts of interest must disclose such conflicts to the Director of Regulation, his designee or the Chairman of our Management Board. Consistent with our practice, only our Management Board may waive provisions of our code of ethics.
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
Transactions between the Company and the Company’s Subsidiaries and the Tribe
Distributions
In August 2001, we and the Tribe entered into an agreement, or the priority distribution agreement, which stipulates that we must make monthly payments to the Tribe to the extent of our net cash flow as defined under the priority distribution agreement. The priority distribution agreement was amended as of December 31, 2014. As amended, the priority distribution agreement, which has a perpetual term, limits the minimum aggregate priority distribution payments in each calendar year to $40.0 million. Payments under the priority distribution agreement: (1) do not reduce our obligations to reimburse the Tribe for governmental and administrative services provided by the Tribe or to make payments under any other agreements with the Tribe, (2) are limited obligations and are payable only to the extent of our net cash flow as defined under the priority distribution agreement and (3) are not secured by a lien or encumbrance on any of our assets or properties. Distributions to the Tribe associated with the priority distribution agreement totaled $40.0 million, $40.0 million and $31.5 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. Additional priority distributions to the Tribe, in compliance with restrictive financial covenants under our senior secured credit facilities, line of credit and note indentures and exclusive of priority distributions under the priority distribution agreement, totaled $20.0 million, $13.0 million and $18.5 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.
Under the terms of Salishan-Mohegan, LLC's operating agreement, management fees are allocated to the current members of Salishan-Mohegan, LLC based on their respective membership interests. Distributions to the Tribe in connection with this agreement totaled $512,000 for the fiscal year ended September 30, 2017.
Services
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. We incurred expenses for such services totaling $31.4 million, $30.8 million and $28.3 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.
We purchase most of our utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. We incurred costs for such utilities totaling $16.8 million, $16.4 million and $17.4 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.
In February 2017, Mitchell Grossinger Etess, a senior advisor to the Tribe, was appointed our interim Chief Executive Officer. In connection with his appointment, we entered into an agreement with the Tribe pursuant to which we agreed to pay, or reimburse the Tribe for, Mr. Etess’s compensation, benefits and any other amounts payable to him by the Tribe during the period of his appointment. This agreement expired upon the effectiveness of the appointment of Mario C. Kontomerkos as our Chief Executive Officer on October 16, 2017. We incurred costs for Mr. Etess’s services totaling $375,000 for the fiscal year ended September 30, 2017.

Promissory Notes
The following table presents data related to promissory notes with the Tribe (in thousands):

	September 30, 2016	Borrowings	Repayments	September 30, 2017
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2017	$5,500	$—	$(5,500)	$—
2013 Mohegan Tribe Promissory Note, due December 2018	7,420	—	(7,420)	—
Total	$12,920	$—	$(12,920)	$—
2012 Mohegan Tribe Minor's Trust Promissory Note
In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan, LLC, referred to herein as the 2012 Mohegan Tribe Minor's Trust promissory note. In October 2016, we repaid the remaining outstanding principal amount of the 2012 Mohegan Tribe Minor’s Trust promissory note. We incurred interest expense associated with the 2012 Mohegan Tribe Minor's Trust promissory note totaling $23,000, $1.2 million and $1.7 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.
2013 Mohegan Tribe Promissory Note
In March 2013, Mohegan Gaming & Hospitality, LLC, or MG&H, purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a $7.4 million promissory note, referred to herein as the 2013 Mohegan Tribe promissory note. In October 2016, we repaid the 2013 Mohegan Tribe promissory note and, simultaneously, dissolved MG&H. We incurred interest expense associated with the 2013 Mohegan Tribe promissory note totaling $10,000, $297,000 and $297,000 for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.
Leases
We lease the land on which Mohegan Sun is located from the Tribe under a long-term lease agreement. This lease agreement was amended and restated in October 2016. The lease agreement requires us to make a nominal annual rental payment. The lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration.
In July 2008, we entered into an additional land lease agreement with the Tribe relating to property located adjacent to the Tribe's reservation that is utilized by Mohegan Sun for employee parking. This lease agreement required us to make monthly payments equaling $75,000 until maturity on June 30, 2018. This land lease was paid off and terminated in October 2016 and the property was merged into the land under the long-term lease agreement referenced above.
In March 2015, we entered into a sublease agreement with a subsidiary of the Tribe, the Mohegan Tribal Finance Authority, to sublease the Earth Hotel Tower and related improvements for the purpose of operating the hotel on a triple net basis for a term of 28 years and 4 months. We also entered into a similar sublease agreement with the Tribe to sublease a related connector which connects the Earth Hotel Tower to the Sky Hotel lobby. Rental payments under these leases commenced with the opening of the Earth Hotel Tower, which occurred in November 2016. We incurred lease expenses associated with these leases totaling $8.8 million for the fiscal year ended September 30, 2017. On December 15, 2017, we purchased the connector for a purchase price of $8.5 million, which represented its fair market value, and terminated the related sublease agreement.
Due from Mohegan Tribe
As of September 30, 2017 and 2016, due from Mohegan Tribe totaled $3.2 million and $1.3 million, respectively, and consisted primarily of a long-term loan receivable due from the Tribe. We, together with the Tribe, offer a benefit plan for certain eligible employees, or the Mohegan benefit plan. The Mohegan benefit plan is sponsored by the Tribe for the benefit of participants who authorize the purchase of life insurance policies as a means of providing certain life insurance benefits to the participants and their spouses as joint insured. The life insurance policies are established on the life of each participant, and each premium contribution provided by us to the Tribe on behalf of the participant is treated as a loan from us to the Tribe and, in turn, as a loan from the Tribe to the participant, for legal, tax and financial reporting purposes. The loans from us to the Tribe are recorded as a long-term loan receivable. This loan receivable is required to be repaid by the Tribe. Accordingly, the Tribe retains an interest in each participant’s death benefit from the life insurance policies that will provide us with full repayment of the accumulated loan receivable at the death of the applicable participants insured under the life insurance policies.
Due to Mohegan Tribe
As of September 30, 2017, due to Mohegan Tribe totaled $2.9 million and consisted primarily of outstanding lease payments related to the Earth Hotel Tower and connector. As of September 30, 2016, due to Mohegan Tribe totaled $1.5 million and consisted primarily of outstanding payments related to governmental and administrative services.

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
As of September 30, 2017, we employed approximately 125 members of the Tribe.
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

Item 14. Principal Accounting Fees and Services.
The following table presents the aggregate fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP:

	Fiscal 2017	Fiscal 2016
Audit fees	$1,118,572	$1,159,840
Tax fees	256,365	41,750
All other fees	3,487	241,800
Total	$1,378,424	$1,443,390
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

PART IV

Item 15. Exhibits, Financial Statement Schedules.
A(1). Financial Statements
The following financial information appear in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2017 and 2016	F-3

Consolidated Statements of Income and Comprehensive Income of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2017, 2016 and 2015	F-4

Consolidated Statements of Changes in Capital of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2017, 2016 and 2015	F-5

Consolidated Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2017, 2016 and 2015	F-6

Notes to Consolidated Financial Statements of the Mohegan Tribal Gaming Authority	F-8

A(2). Financial Statement Schedules
The following schedule appears on page S-1 in this Annual Report on Form 10-K and is incorporated by reference herein:
Schedule II—Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 2017, 2016 and 2015.
All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

A(3). Exhibits

Exhibit No.	Description
3.1*
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

3.3*
Articles of Organization of Mohegan Basketball Club, LLC, dated as of January 27, 2003 (filed as Exhibit 3.3 to the Mohegan Tribal Gaming Authority’s Registration Statement on Form S-4, filed with the SEC on September 23, 2003 (the “2003 Form S-4”) and incorporated by reference herein).

3.4*
Operating Agreement of Mohegan Basketball Club, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of January 24, 2003 (filed as Exhibit 3.4 to the 2003 Form S-4 and incorporated by reference herein).

3.5*
Certificate of Organization of Mohegan Commercial Ventures PA, LLC, dated as of January 5, 2005, as amended (filed as Exhibit 3.5 to the Mohegan Tribal Gaming Authority’s Registration Statement on Form S-4, filed with the SEC on June 7, 2005 (the “2005 Form S-4”) and incorporated by reference herein).

3.6*
Operating Agreement of Mohegan Commercial Ventures PA, LLC, a Commonwealth of Pennsylvania limited liability company, dated as of December 15, 2004 (filed as Exhibit 3.6 to the 2005 Form S-4 and incorporated by reference herein).

3.7*	Certificate of Limited Partnership of Downs Racing, L.P., dated as of January 5, 2005, as amended (filed as Exhibit 3.7 to the 2005 Form S-4 and incorporated by reference herein).

3.8*	Amended and Restated Limited Partnership Agreement of Downs Racing, L.P., dated as of January 25, 2005 (filed as Exhibit 3.8 to the 2005 Form S-4 and incorporated by reference herein).

3.9*	Certificate of Limited Partnership of Backside, L.P., dated as of January 5, 2005, as amended (filed as Exhibit 3.9 to the 2005 Form S-4 and incorporated by reference herein).

3.10*	Amended and Restated Limited Partnership Agreement of Backside, L.P., dated as of January 25, 2005 (filed as Exhibit 3.10 to the 2005 Form S-4 and incorporated by reference herein).

3.11*	Certificate of Limited Partnership of Mill Creek Land, L.P., dated as of January 5, 2005, as amended (filed as Exhibit 3.11 to the 2005 Form S-4 and incorporated by reference herein).

3.12*	Amended and Restated Limited Partnership Agreement of Mill Creek Land, L.P., dated as of January 25, 2005 (filed as Exhibit 3.12 to the 2005 Form S-4 and incorporated by reference herein).

3.13*	Certificate of Limited Partnership of Northeast Concessions, L.P., dated as of January 5, 2005, as amended (filed as Exhibit 3.13 to the 2005 Form S-4 and incorporated by reference herein).

3.14*	Amended and Restated Limited Partnership Agreement of Northeast Concessions, L.P., dated as of January 25, 2005 (filed as Exhibit 3.14 to the 2005 Form S-4 and incorporated by reference herein).

3.15*
Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed as Exhibit 3.15 to the Mohegan Tribal Gaming Authority’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the SEC on August 10, 2006 (the “June 2006 Form 10-Q”) and incorporated by reference herein).

3.16*
Operating Agreement of Mohegan Ventures-Northwest, LLC, a Mohegan Tribe of Indians of Connecticut limited liability company, dated as of July 23, 2004 (filed as Exhibit 3.16 to the June 2006 Form 10-Q and incorporated by reference herein).

3.17*
Articles of Organization of Mohegan Golf, LLC, dated as of November 20, 2006 (filed as Exhibit 3.17 to the Mohegan Tribal Gaming Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 21, 2006 and incorporated by reference herein).

3.18*
Articles of Amendment of Mohegan Golf, LLC, dated as of April 8, 2008 (filed as Exhibit 3.18 to the Mohegan Tribal Gaming Authority’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the SEC on May 15, 2008 and incorporated by reference herein).

Exhibit No.	Description
3.19*	Operating Agreement of Mohegan Golf, LLC, dated as of April 8, 2008 (filed as Exhibit 3.22 to the 2014 Form S-4 and incorporated by reference herein).

4.1*
Indenture, dated as of October 14, 2016, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the Guarantors party thereto and U.S. Bank National Association, as Trustee, relating to the 7.875% Senior Notes due 2024 of the Mohegan Tribal Gaming Authority (filed as Exhibit 4.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on October 20, 2016 (the “October 2016 Form 8-K”) and incorporated by reference herein).

4.2*	Promissory Note, dated as of December 15, 2017, by and between Salishan-Mohegan, LLC and Salishan Company, LLC (filed herewith).

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

10.5*
Amended and Restated Land Lease, dated as of October 14, 2016, between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority (filed as Exhibit 10.2 to the October 2016 Form 8-K and incorporated by reference herein).

10.6*
The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement, dated as of September 1, 1998, between the Mohegan Tribal Gaming Authority and Merrill Lynch Trust (filed as Exhibit 10.16 to the Mohegan Tribal Gaming Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998 and incorporated by reference herein).**

10.7*
Priority Distribution Agreement, dated as of August 1, 2001, between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed with the SEC on August 10, 2001 and incorporated by reference herein).

10.8*
First Amendment to the Priority Distribution Agreement, dated as of December 31, 2014, by and between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014, filed with the SEC on February 17, 2015 and incorporated by reference herein).

10.9*
Membership Agreement, dated as of January 28, 2003, between WNBA, LLC, the Mohegan Basketball Club, LLC, the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K filed with the SEC on January 30, 2003 and incorporated by reference herein).

10.10*
Management Agreement, dated as of September 21, 2004, between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC (filed as Exhibit 10.30 to the Mohegan Tribal Gaming Authority’s Registration Statement on Form S-4, filed with the SEC on November 1, 2004 (the "2004 Form S-4") and incorporated by reference herein).

10.11*	Development Agreement, dated as of September 21, 2004, between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC (filed as Exhibit 10.31 to the 2004 Form S-4 and incorporated by reference herein).

10.12*
The Mohegan Retirement and 401(k) Plan Trust Agreement, dated as of July 1, 2005, between the Mohegan Tribe of Indians of Connecticut and Merrill Lynch Trust Company, FSB (filed as Exhibit 10.30 to the Mohegan Tribal Gaming Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed with the SEC on December 9, 2005 and incorporated by reference herein).**

Exhibit No.	Description
10.13*
Credit Agreement, dated as of October 14, 2016, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Citizens Bank, N.A. as administrative agent, and the other lenders and financial institutions party thereto (filed as Exhibit 10.1 to the October 2016 Form 8-K and incorporated by reference herein).

10.14*
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

10.15*
Facility Agreement, dated as of November 18, 2015, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut (only for the limited purposes as to itself set forth therein) and UBS AG, London Branch (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on November 24, 2015 and incorporated by reference herein).

10.16*
Amended and Restated Employment Agreement, executed October 16, 2015, between the Mohegan Tribal Gaming Authority and Robert J. Soper (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on October 22, 2015 (the “October 2015 Form 8-K”) and incorporated by reference herein).**

10.17*
Settlement Agreement, Waiver and Release, effective as of April 12, 2017, by and between the Mohegan Tribal Gaming Authority and Robert J. Soper (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K/A, filed with the SEC on April 18, 2017 and incorporated by reference herein).**

10.18*
Amended and Restated Employment Agreement, executed October 16, 2015, between the Mohegan Tribal Gaming Authority and Mario C. Kontomerkos (filed as Exhibit 10.2 to the October 2015 Form 8-K and incorporated by reference herein).**

10.19*
Employment Agreement, dated as of October 20, 2017, and effective as of October 16, 2017, by and between the Mohegan Tribal Gaming Authority d/b/a Mohegan Gaming & Entertainment and Mario C. Kontomerkos (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K/A, filed with the SEC on October 26, 2017 and incorporated by reference herein).**

10.20*
Amended and Restated Employment Agreement, executed October 16, 2015, between the Mohegan Tribal Gaming Authority and Thomas P. Burke (filed as Exhibit 10.25 to the Mohegan Tribal Gaming Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on December 29, 2015 and incorporated by reference herein).**

10.21*
Agreement by and between the Mohegan Tribe of Indians of Connecticut and the Mohegan Tribal Gaming Authority, dated as of March 27, 2017 (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on March 31, 2017 and incorporated by reference herein).**

10.22*
Employment Agreement, dated as of July 25, 2016, and effective as of October 1, 2016, by and between the Mohegan Tribal Gaming Authority d/b/a Mohegan Gaming & Entertainment and Robert C. Rubenstein (filed herewith).**

10.23*	Membership Interest Redemption and Withdrawal Agreement, dated as of April 14, 2017, by and between Salishan-Mohegan, LLC and Salishan Company, LLC (filed herewith).

12.1*	Statement regarding computation of ratio of earnings to fixed charges (filed herewith).

21.1*	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the 2014 Form S-4 and incorporated by reference herein).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS*	XBRL Instance Document (filed herewith).***

101.SCH*	XBRL Taxonomy Extension Schema (filed herewith).***

101.CAL*	XBRL Taxonomy Calculation Linkbase (filed herewith).***

101.DEF*	XBRL Taxonomy Extension Definition Linkbase (filed herewith).***

101.LAB*	XBRL Taxonomy Extension Label Linkbase (filed herewith).***

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).***
 _____________

*	Exhibits transmitted via EDGAR.

**	Management contract or compensatory plan or arrangement.

***
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

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on December 22, 2017.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/s/ KEVIN P. BROWN
Kevin P. Brown Chairman, Management Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 22, 2017.

SIGNATURE	TITLE

/S/ KEVIN P. BROWN	Chairman and Member, Management Board
Kevin P. Brown

/S/ RALPH JAMES GESSNER JR.	Vice Chairman and Member, Management Board
Ralph James Gessner Jr.

/S/ MARIO C. KONTOMERKOS	Chief Executive Officer, Mohegan Tribal Gaming Authority
Mario C. Kontomerkos	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/S/ CHERYL A. TODD	Recording Secretary and Member, Management Board
Cheryl A. Todd

/S/ KATHLEEN M. REGAN-PYNE	Corresponding Secretary and Member, Management Board
Kathleen M. Regan-Pyne

/S/ THAYNE D. HUTCHINS JR.	Treasurer and Member, Management Board
Thayne D. Hutchins Jr.

/S/ MARK F. BROWN	Member, Management Board
Mark F. Brown

/S/ WILLIAM QUIDGEON JR.	Member, Management Board
William Quidgeon Jr.

/S/ JOSEPH W. SMITH	Member, Management Board
Joseph W. Smith

/S/ SARAH E. HARRIS	Member, Management Board
Sarah E. Harris

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2017 and 2016	F-3

Consolidated Statements of Income and Comprehensive Income of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2017, 2016 and 2015	F-4

Consolidated Statements of Changes in Capital of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2017, 2016 and 2015	F-5

Consolidated Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2017, 2016 and 2015	F-6

Notes to Consolidated Financial Statements of the Mohegan Tribal Gaming Authority	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of
the Mohegan Tribal Gaming Authority:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in capital and of cash flows present fairly, in all material respects, the financial position of Mohegan Tribal Gaming Authority as of September 30, 2017 and September 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), Schedule II-Valuation and Qualifying Accounts and Reserves, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Hartford, CT
December 22, 2017

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$88,953	$83,743
Restricted cash and cash equivalents	899	1,232
Receivables, net	41,932	42,688
Inventories	14,952	15,312
Due from Mohegan Tribe	213	95
Other current assets	20,408	22,409
Total current assets	167,357	165,479
Non-current assets:
Restricted cash and cash equivalents	149,204	205,833
Property and equipment, net	1,353,976	1,326,544
Goodwill	39,459	39,459
Other intangible assets, net	403,908	404,289
Due from Mohegan Tribe	2,969	1,162
Other assets, net	118,808	85,196
Total assets	$2,235,681	$2,227,962
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$75,131	$24,259
Current portion of long-term debt - Mohegan Tribe	—	5,500
Current portion of capital leases	—	856
Trade payables	13,979	12,373
Construction payables	24,496	8,462
Accrued interest payable	19,027	5,512
Due to Mohegan Tribe	2,948	1,526
Other current liabilities	139,478	149,152
Total current liabilities	275,059	207,640
Non-current liabilities:
Long-term debt, net of current portion	1,576,078	1,647,988
Long-term debt, net of current portion - Mohegan Tribe	—	7,420
Capital leases, net of current portion	—	665
Redemption liability	72,351	—
Other long-term liabilities	3,024	1,597
Total liabilities	1,926,512	1,865,310
Commitments and Contingencies
Capital:
Retained earnings	196,645	249,102
Accumulated other comprehensive income	1,125	5,106
Mohegan Tribal Gaming Authority total capital	197,770	254,208
Non-controlling interests	111,399	108,444
Total capital	309,169	362,652
Total liabilities and capital	$2,235,681	$2,227,962
The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2017	September 30, 2016	September 30, 2015
Revenues:
Gaming	$1,179,865	$1,166,886	$1,133,720
Food and beverage	90,310	88,923	89,720
Hotel	63,518	52,561	50,496
Retail, entertainment and other*	151,657	123,017	115,030
Gross revenues	1,485,350	1,431,387	1,388,966
Less-Promotional allowances	(105,347)	(96,593)	(97,346)
Net revenues	1,380,003	1,334,794	1,291,620
Operating costs and expenses:
Gaming*	670,692	661,629	651,900
Food and beverage	41,041	40,437	41,554
Hotel*	27,713	16,018	14,934
Retail, entertainment and other	57,978	42,608	45,779
Advertising, general and administrative*	203,922	200,447	188,924
Corporate*	44,749	35,821	31,127
Depreciation and amortization	74,443	73,913	77,580
Loss on disposition of assets	58	180	1,018
Severance	—	—	3,370
Pre-opening	2,172	723	—
Impairment	—	1,875	2,502
Relinquishment liability reassessment	—	—	(243)
Total operating costs and expenses	1,122,768	1,073,651	1,058,445
Income from operations	257,235	261,143	233,175
Other income (expense):
Accretion of discount to the redemption liability	(3,840)	—	—
Accretion of discount to the relinquishment liability	—	—	(227)
Interest income	13,732	9,560	7,983
Interest expense, net of capitalized interest	(114,319)	(136,194)	(143,876)
Loss on modification and early extinguishment of debt	(74,888)	(484)	(3,987)
Loss from unconsolidated affiliates	(1,509)	(939)	(972)
Other income (expense), net	6	(9)	43
Total other expense	(180,818)	(128,066)	(141,036)
Net income	76,417	133,077	92,139
(Income) loss attributable to non-controlling interests	(972)	(427)	2,255
Net income attributable to Mohegan Tribal Gaming Authority	$75,445	$132,650	$94,394
Comprehensive income:
Foreign currency translation adjustment	(8,446)	10,495	—
Other comprehensive income (loss)	(8,446)	10,495	—
Other comprehensive (income) loss attributable to non-controlling interests	4,465	(5,389)	—
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	(3,981)	5,106	—
Comprehensive income attributable to Mohegan Tribal Gaming Authority	$71,464	$137,756	$94,394

The accompanying notes are an integral part of these consolidated financial statements. * These financial statement line items include costs and expenses associated with related party transactions (refer to Note 8).

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	Retained Earnings	Accumulated Other Comprehensive Income	Mohegan Tribal Gaming Authority Total Capital	Non-controlling Interests	Total Capital
Balance, September 30, 2014	$125,058	$—	$125,058	$(231)	$124,827
Net income (loss)	94,394	—	94,394	(2,255)	92,139
Contributions from members	—	—	—	1,075	1,075
Distributions to Mohegan Tribe	(50,000)	—	(50,000)	—	(50,000)
Balance, September 30, 2015	169,452	—	169,452	(1,411)	168,041
Net income	132,650	—	132,650	427	133,077
Foreign currency translation adjustment	—	5,106	5,106	5,389	10,495
Contributions from members	—	—	—	97,892	97,892
Share-based compensation	—	—	—	6,147	6,147
Distributions to Mohegan Tribe	(53,000)	—	(53,000)	—	(53,000)
Balance, September 30, 2016	249,102	5,106	254,208	108,444	362,652
Net income	75,445	—	75,445	972	76,417
Foreign currency translation adjustment	—	(3,981)	(3,981)	(4,465)	(8,446)
Share-based compensation	—	—	—	7,569	7,569
Distributions to Mohegan Tribe	(60,000)	—	(60,000)	—	(60,000)
Distributions from Salishan-Mohegan, LLC to Mohegan Tribe	(512)	—	(512)	—	(512)
Redemption of membership interest	(67,390)	—	(67,390)	(1,121)	(68,511)
Balance, September 30, 2017	$196,645	$1,125	$197,770	$111,399	$309,169

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2017	September 30, 2016	September 30, 2015
Cash flows provided by (used in) operating activities:
Net income	$76,417	$133,077	$92,139
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	74,443	73,913	77,580
Relinquishment liability reassessment	—	—	(243)
Accretion of discount to the relinquishment liability	—	—	227
Cash paid for accretion of discount to the relinquishment liability	—	—	(778)
Accretion of discount to the redemption liability	3,840	—	—
Loss on modification and early extinguishment of debt, net	65,216	207	2,269
Proceeds from bond premiums	—	—	2,125
Amortization of debt issuance costs, premiums and discounts	7,192	10,020	7,771
Provision (recovery) for losses on receivables	(5,838)	(3,788)	5,878
Share-based compensation	7,569	6,147	—
Impairment	—	1,875	2,502
Loss on disposition of assets	58	180	1,018
Loss from unconsolidated affiliates	1,509	939	972
Gain on foreign currency exchange rate	—	(704)	—
Changes in operating assets and liabilities:
Increase in receivables	(429)	(13,252)	(5,340)
(Increase) decrease in inventories	360	234	(1,002)
Increase in other assets	(13,055)	(11,237)	(12,152)
Increase (decrease) in trade payables	1,606	(1,268)	(8,984)
Increase (decrease) in accrued interest	13,515	(6,543)	(410)
Increase in other liabilities	1,833	11,584	8,740
Net cash flows provided by operating activities	234,236	201,384	172,312
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including increase (decrease) in construction payables of $16,034, $(4,675) and $7,305, respectively	(85,499)	(53,637)	(22,460)
Issuance of third-party loans and advances	(2,056)	(5,269)	(4,080)
Payments received on third-party loans and advances	177	13,566	157
(Increase) decrease in restricted cash and cash equivalents, net	37,211	(197,496)	(1,526)
Proceeds from asset sales	247	335	1,615
Investments in unconsolidated affiliates	(3,833)	(2,700)	—
Payment of franchise fee	(30)	—	—
Investments in the New England Black Wolves	—	—	(500)
Net cash flows used in investing activities	(53,783)	(245,201)	(26,794)
Cash flows provided by (used in) financing activities:
Prior Senior Secured Credit Facility borrowings - Revolving	35,000	560,000	442,000
Prior Senior Secured Credit Facility repayments - Revolving	(48,000)	(568,000)	(458,000)
Prior Senior Secured Credit Facility repayments - Term Loan A	(99,986)	(14,075)	(7,813)
Prior Senior Secured Credit Facility borrowings - Term Loan B, net of discount	—	—	87,911
Prior Senior Secured Credit Facility repayments - Term Loan B	(778,175)	(30,875)	(5,475)
Senior Secured Credit Facility borrowings - Revolving	430,000	—	—
Senior Secured Credit Facility repayments - Revolving	(430,000)	—	—
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	441,965	—	—
Senior Secured Credit Facility repayments - Term Loan A	(50,062)	—	—
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	777,150	—	—
Senior Secured Credit Facility repayments - Term Loan B	(5,887)	—	—
Prior Line of Credit borrowings	9,735	459,701	446,935
Prior Line of Credit repayments	(9,735)	(459,701)	(449,976)
Line of Credit borrowings	619,366	—	—
Line of Credit repayments	(619,366)	—	—
Proceeds from issuance of Senior Unsecured Notes, net of premiums and discounts	496,355	100,000	85,000
Mohegan Expo Credit Facility borrowings - Term Loan	14,700	—	—

Prior Downs Lodging Credit Facility repayments - Term Loan	—	(40,516)	—
Downs Lodging Credit Facility borrowings - Term Loan	—	25,000	—
Downs Lodging Credit Facility repayments - Term Loan	(21,656)	(3,344)	—
Borrowings from Mohegan Tribe	—	22,500	—
Repayments to Mohegan Tribe	(12,920)	(27,000)	(2,250)
Repayments of other long-term debt	(785,465)	(734)	(189,517)
Payments on capital lease obligations	(1,521)	(824)	(927)
Principal portion of relinquishment liability payments	—	—	(24,400)
Distributions to Mohegan Tribe	(60,000)	(53,000)	(50,000)
Distributions from Salishan-Mohegan, LLC to Mohegan Tribe	(512)	—	—
Payments of tender offer and repurchase costs	(50,308)	—	—
Payments of financing fees	(25,811)	(7,348)	(2,360)
Non-controlling interest contributions	—	97,892	—
Net cash flows provided by (used in) financing activities	(175,133)	59,676	(128,872)
Net increase in cash and cash equivalents	5,320	15,859	16,646
Effect of exchange rate on cash and cash equivalents	(110)	2,130	—
Cash and cash equivalents at beginning of year	83,743	65,754	49,108
Cash and cash equivalents at end of year	$88,953	$83,743	$65,754
Supplemental disclosures:
Cash paid during the year for interest	$93,816	$132,730	$136,541
Non-cash initial redemption liability	$68,511	$—	$—
Non-cash Senior Secured Credit Facility repayments - Term Loan A and Term Loan B	$—	$5,179	$4,397
Non-cash payments received - Cowlitz Tribal Gaming Authority	$—	$6,000	$—
Non-cash repayments - Mohegan Tribe	$—	$6,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION:
The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe” or the “Tribe”) established the Mohegan Tribal Gaming Authority in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. In June 2017, the Mohegan Tribal Gaming Authority announced a corporate effort to align its brand image with its expanding business, and accordingly rebranded, and is now doing business as Mohegan Gaming & Entertainment (the “Company”).
The Tribe is a federally-recognized Indian tribe with an approximately 595-acre reservation situated in Southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a compact with the affected state. The Tribe and the State of Connecticut entered into such a compact (the “Mohegan Compact”), which was approved by the United States Secretary of the Interior. The Company is primarily engaged in the ownership, operation and development of gaming facilities. In October 1996, the Company opened Mohegan Sun, a gaming and entertainment complex situated on an approximately 196-acre site on the Tribe's reservation. The Company is governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in the Company's Management Board.
As of September 30, 2017, the following subsidiaries were wholly-owned by the Company: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Lacrosse, LLC (“Mohegan Lacrosse”), Mohegan Expo Center, LLC (“Mohegan Expo”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”) and Mohegan Gaming Advisors, LLC ("Mohegan Gaming Advisors").
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
MCV-PA holds a 0.01% general partnership interest in each of Downs Racing, L.P. (“Downs Racing”), Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P. (collectively, along with MCV-PA, the “Pocono Subsidiaries”), while the Company holds the remaining 99.99% limited partnership interest in each entity. Downs Racing owns and operates Mohegan Sun Pocono, a gaming and entertainment facility situated on an approximately 400-acre site in Plains Township, Pennsylvania, and several off-track wagering facilities located elsewhere in Pennsylvania (collectively, the “Pennsylvania Facilities”).
The Company views the operations of Mohegan Sun, MBC, Mohegan Golf and Mohegan Lacrosse (collectively, the “Connecticut Facilities”) and the Pennsylvania Facilities as two separate operating segments.
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
Mohegan Gaming Advisors was formed to pursue gaming opportunities outside the State of Connecticut, including management contracts and consulting agreements for casino and entertainment properties. The subsidiary and investment interests held by Mohegan Gaming Advisors include the following:

•
a 100% membership interest in MGA Holding NJ, LLC (“MGA Holding NJ”) and MGA Gaming NJ, LLC (collectively, the “Mohegan NJ Entities”). The Mohegan NJ Entities were formed to pursue management contracts and consulting agreements in the State of New Jersey. MGA Holding NJ holds a 10% ownership interest in Resorts Casino Hotel in

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Atlantic City, New Jersey, (“Resorts Atlantic City”) and its associated gaming activities, including on-line gaming in the State of New Jersey.

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

•	a 100% membership interest in MGDR, LLC (“MGDR”). MGDR was formed to pursue gaming, hospitality and entertainment opportunities in the Caribbean.
The Company holds a 50% membership interest in MMCT Venture, LLC (“MMCT”). MMCT was formed with the Mashantucket Pequot Tribe (the “MPT”) to pursue additional gaming opportunities in the State of Connecticut.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries and entities. In accordance with authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”) pertaining to consolidation of variable interest entities ("VIE"), the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW (refer to Note 12), the accounts of Inspire Integrated Resort are consolidated into the accounts of Mohegan Gaming Advisors (refer to Note 13) and the accounts of NEBW are consolidated into the accounts of Mohegan Lacrosse as Mohegan Ventures-NW, Mohegan Gaming Advisors and Mohegan Lacrosse are deemed to be the primary beneficiaries. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. To determine whether the Company's interest in a VIE could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement in the VIE. The Company assesses whether it is the primary beneficiary of a VIE or the holder of a significant variable interest in a VIE on an on-going basis. In consolidation, all inter-company balances and transactions were eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The most significant estimates included in the accompanying consolidated financial statements relate to reserves for doubtful accounts, asset valuation, the liabilities associated with self-insurance and unredeemed Momentum Dollars, contingencies and litigation. Actual results could differ from these estimates.
Reclassifications
Certain amounts in the accompanying consolidated financial statements for fiscal 2016 and 2015 have been reclassified to conform to the 2017 presentation.

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
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents consist of deposits that are contractually restricted as to their withdrawal or use. As of September 30, 2017 and 2016, restricted cash and cash equivalents primarily include cash held by Inspire Integrated Resort in connection with the development and construction of Project Inspire (refer to Note 13).
Receivables
Accounts Receivable
Accounts receivable consists primarily of casino receivables, which represent credit extended to approved casino patrons, and hotel and other non-gaming receivables, as well as development and management fees due from the Cowlitz Tribe in connection with the Cowlitz Project. Accounts receivable are typically non-interest bearing and are initially recorded at cost. The Company maintains a reserve for doubtful collection of these receivables, which primarily relates to casino receivables. This reserve is based on the Company’s estimate of the probability that the receivables will be collected. The Company assesses the adequacy of this reserve by continuously evaluating historical experience, creditworthiness of the related patron and all other available information. A receivable is charged off against the reserve when the Company believes it is probable the receivable will not be recovered. The Company believes that there is no concentration of credit risk for which a reserve has not been established. Future business or economic trends could affect the collectability of these receivables and the related reserve.
Long-Term Receivables
Long-term receivables, which are included in other assets, net, in the accompanying consolidated balance sheets, consist primarily of receivables from affiliates and others.
Long-term receivables from affiliates consist of reimbursable costs and expenses advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe for the Cowlitz Project (refer to Note 12). The Salishan-Mohegan receivables were payable upon: (1) the related property being taken into trust by the United States Department of the Interior and (2) the receipt of necessary financing for the development of the Cowlitz Project. In March 2015, the Cowlitz Project site was taken into trust by the United States Department of the Interior for the benefit of the Cowlitz Tribe. In addition, in December 2015, CTGA obtained financing for the Cowlitz Project. The financing provided funding for construction of the Cowlitz Project and a partial repayment of the Salishan-Mohegan receivables. The Company maintains a reserve for doubtful collection of the remaining Salishan-Mohegan receivables, which is based on the Company's estimate of the probability that the receivables will be collected. The Company assesses the adequacy of this reserve on a quarterly basis. In fiscal 2016, the Company reduced the reserve following the financing of the Cowlitz Project. The Company further reduced the reserve in fiscal 2017 following the opening of ilani Casino Resort. Future developments relating to the Cowlitz Project, including cash flows generated by the casino resort, CTGA's debt covenant restrictions and other matters affecting the project could affect the collectability of these receivables and the related reserve.
Long-term receivables from others consist of funds loaned to a third-party in connection with the Cowlitz Project and a loan to a tenant of Mohegan Sun. The Company considered maintaining a reserve for doubtful collection of these receivables based on the Company's estimate of the probability that the receivables will be collected considering historical experience, creditworthiness of the related third-party and tenant and all other available information; however, no such reserve was deemed necessary as of September 30, 2017 and 2016.
A receivable is charged off against the reserve when the Company believes it is probable the receivable will not be recovered. The Company believes that there is no concentration of credit risk for which a reserve has not been established.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a reconciliation of long-term receivables and the related reserve for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Others	Total
Balance, September 30, 2016 (1)	$81,926	$3,196	$85,122
Additions:
Advances and other loans, including interest receivable	10,378	2,278	12,656
Deductions:
Reclassification to current portion	—	(188)	(188)
Balance, September 30, 2017 (1)	$92,304	$5,286	$97,590
__________

(1)	Includes interest receivable of $61.5 million and $50.8 million as of September 30, 2017 and 2016, respectively.

	Reserve for Doubtful Collection of Long-Term Receivables
	Affiliates	Others	Total
Balance, September 30, 2016	$16,385	$—	$16,385
Additions:
Charges to bad debt expense	2,075	—	2,075
Deductions:
Adjustment (1)	(9,230)	—	(9,230)
Balance, September 30, 2017	$9,230	$—	$9,230
__________

(1)	Represents a reduction to the reserve for doubtful collection of the Salishan-Mohegan receivables.
Inventories
Inventories are stated at the lower of cost or market value and consist primarily of food and beverage, retail, hotel and operating supplies. Cost is determined using the average cost method. The Company reduces the carrying value of slow-moving inventory to net realizable value, based on the Company’s estimate of the amount of inventory that may not be utilized in future operations. Future business trends could affect the timely use of inventories.
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
The costs of significant improvements are capitalized. Costs of normal repairs and maintenance are expensed as incurred. Gains or losses on disposition of property and equipment are reflected in the accompanying consolidated statements of income and comprehensive income.
Property and equipment are assessed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If it is determined that the carrying amounts may not be recoverable based on current and future levels of income and cash flows, as well as other factors, an impairment loss will be recognized at such time. As of September 30, 2017 and 2016, the Company assessed its property and equipment for impairment and determined that no impairment existed.
Capitalized Interest
Interest costs incurred in connection with major development and construction projects are capitalized and included in the cost of the related project. Under instances where no debt is directly incurred in connection with a project, interest is capitalized on amounts expended on the project utilizing the weighted-average interest cost of the Company’s outstanding borrowings. Capitalization of interest ceases when a project is substantially completed or development activity is suspended for an extended period of time.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill
In accordance with authoritative guidance issued by the FASB pertaining to goodwill, the goodwill associated with the acquisition of the Pennsylvania Facilities is not subject to amortization, but is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania Facilities, exclusive of capital expenditure requirements. If the carrying value of the goodwill exceeds its fair value, an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds its implied fair value. The Company utilizes the income approach which requires certain assumptions regarding future revenues and expenses, discount rates and the terminal value using a market multiple of the Pennsylvania Facilities. As of September 30, 2017 and 2016, the Company assessed the goodwill for impairment and determined that no impairment existed.
Other Intangible Assets
Intangible assets relate primarily to the Pennsylvania Facilities and Mohegan Sun.
In connection with the acquisition of the Pennsylvania Facilities, the Company recorded a slot machine license intangible asset of $214.0 million. In October 2006, a one-time slot machine license fee of $50.0 million was paid to the Pennsylvania Gaming Control Board (the “PGCB”) and added to the existing slot machine license intangible asset. In June 2010, a one-time table game certificate fee of $16.5 million was paid to the PGCB and classified as an intangible asset. The slot machine license and table game certificate intangible assets, with indefinite useful lives, are assessed as a single unit of accounting at least annually for impairment by comparing the fair value of the recorded assets to their carrying value. Their fair value is determined utilizing an income approach based on projected discounted cash flows from the Pennsylvania Facilities, exclusive of a required rate of return of all other assets and exclusive of capital expenditure requirements. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The Company utilizes the income approach which requires certain assumptions regarding future revenues and expenses, discount rates and the terminal value using a perpetual growth rate of the Pennsylvania Facilities. As of September 30, 2017 and 2016, the Company assessed the intangible assets for impairment and determined that no impairment existed.
In connection with a relinquishment agreement (refer to Note 11), Trading Cove Associates (“TCA”) granted the Company an exclusive, irrevocable, perpetual, world-wide and royalty-free license with respect to trademarks and other similar rights, including the “Mohegan Sun” name. The Mohegan Sun trademark intangible asset of $119.7 million is deemed to have an indefinite useful life and is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is determined utilizing the income approach – relief from royalty method based on projected revenues from Mohegan Sun and Mohegan Sun Pocono. If the carrying value exceeds the fair value, an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. The Company utilizes the income approach which requires certain assumptions regarding future revenues, discount rates, royalty rate and the terminal value using a perpetual growth rate of Mohegan Sun and Mohegan Sun Pocono. As of September 30, 2017 and 2016, the Company assessed the Mohegan Sun trademark for impairment and determined that no impairment existed.
Debt Issuance Costs, Discounts and Premiums
Debt issuance costs incurred in connection with the issuance of revolving debt are capitalized and amortized to interest expense based on the related debt agreements on a straight-line basis. Unamortized amounts are included in other assets, net in the accompanying consolidated balance sheets. Debt issuance costs incurred in connection with the issuance of non-revolving debt are recorded as a reduction to the carrying amount of the related debt and amortized to interest expense based on the effective interest method. Premiums received in connection with the issuance of debt are recorded as an increase to the carrying amount of the related debt and amortized to interest expense based on the effective interest method.
Self-insurance Accruals
The Company is self-insured up to certain limits for costs associated with workers’ compensation, general liability and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements of known claims, as well as accruals of estimates of incurred but not reported claims. These accruals are included in other current liabilities in the accompanying consolidated balance sheets. In estimating self-insurance accruals, the Company considers historical loss experiences and expected levels of costs per claim. Claims are accounted for based on estimates of undiscounted claims, including claims incurred but not reported. The Company believes that this method provides a consistent and effective way to measure these liabilities; however, changes in health care costs, accident frequency and severity and other factors could materially impact estimated liabilities. The Company continuously monitors estimates and makes adjustments when necessary.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unredeemed Momentum Dollars
The Company maintains an accrual for unredeemed Momentum Dollars. This accrual is based on the estimated cost of Momentum Dollars expected to be redeemed as of the respective balance sheet date. The Company assesses the adequacy of this accrual by periodically evaluating historical redemption experiences and projected trends related to the accrual. Actual results could differ from these estimates.

Redemption Liability
In fiscal 2017, in accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, the Company recorded a redemption liability based on the present value of the redemption price, determined by binding arbitration, Salishan-Mohegan agreed to pay Salishan Company for its membership interest redemption and withdrawal from Salishan-Mohegan (refer to Note 12). The redemption liability was discounted utilizing the Company’s credit adjusted risk-free investment rate. The Company recognizes accretion to the redemption liability to reflect the impact of the time value of money within its consolidated statements of income and comprehensive income.

Fair Value of Financial Instruments
The fair value amounts presented below are reported to satisfy disclosure requirements pursuant to authoritative guidance issued by the FASB pertaining to disclosures about fair values of financial instruments and are not necessarily indicative of amounts that the Company could realize in a current market transaction.
The Company applies the following fair value hierarchy, which prioritizes the inputs utilized to measure fair value into three levels:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets;

•
Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets or valuations based on models where the significant inputs are observable or can be corroborated by observable market data; and

•
Level 3 - Valuations based on models where the significant inputs are unobservable. The unobservable inputs reflect the Company's estimates or assumptions that market participants would utilize in pricing such assets or liabilities.

The Company's assessment of the significance of a particular input requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy.
The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, receivables, trade payables and promissory notes and certain credit facilities approximates fair value. The estimated fair value of the Company's financing facilities and notes were as follows (in thousands):

	September 30, 2017
	Carrying Value	Fair Value
Senior Secured Credit Facility - Term Loan A	$387,523	$396,912
Senior Secured Credit Facility - Term Loan B	$761,039	$785,930
2016 7 7/8% Senior Unsecured Notes	$487,617	$534,375
Mohegan Expo Credit Facility - Term Loan	$13,017	$14,700
The estimated fair values of the Company's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about September 30, 2017.
Foreign Currency
The local currency is the functional currency for Inspire Integrated Resort. For local currency functional locations, assets and liabilities are translated at the end-of-period rates, while revenue and expenses are translated at average rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income. Translation adjustments resulting from this process are credited or charged to other comprehensive income. Other assets held overseas are remeasured into U.S. dollars at end-of-period exchange rates. Gains or losses from foreign currency remeasurements are included in other income (expense), net.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accumulated Other Comprehensive Income and Comprehensive Income
As of September 30, 2017 and 2016, accumulated other comprehensive income consisted solely of foreign currency translation adjustments. Comprehensive income included net income attributable to the Mohegan Tribal Gaming Authority and all other non-stockholder changes in equity for the fiscal years ended September 30, 2017 and 2016.
Revenue Recognition
The Company recognizes gaming revenues as amounts wagered less prizes paid out. Revenues from food and beverage, hotel, retail, entertainment and other services are recognized at the time such service is performed. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. Percentage rental revenues are recognized in the periods in which the tenants exceed their respective percentage rent thresholds. The Company recognizes development fees pursuant to the respective development agreement, typically as a percentage of construction costs incurred during the period. Management fees are recognized pursuant to the respective management agreement, usually as a percentage of earnings during the period.
Promotional Allowances
The Company operates a program, without membership fees, for patrons at Mohegan Sun, Mohegan Sun Pocono and its managed property, Resorts Atlantic City. This program provides complimentary food and beverage, hotel, retail, entertainment and other amenities to patrons based on Momentum Dollars that are awarded for patrons’ gaming activities. Momentum Dollars may be utilized to purchase, among other things, items at restaurants and retail stores located within Mohegan Sun, Mohegan Sun Pocono and Resorts Atlantic City. Momentum Dollars may also be utilized at The Shops at Mohegan Sun and the Mohegan Sun gasoline and convenience center, as well as to purchase hotel services and tickets to entertainment events held at facilities located at Mohegan Sun, Mohegan Sun Pocono and Resorts Atlantic City. The retail value of complimentary items redeemed at facilities operated by the Company is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third-parties for the value of complimentary items redeemed at third-party outlets is included in gaming costs and expenses.
In addition, the Company offers ongoing promotional coupons to patrons for the purchase of food and beverage, hotel and retail amenities offered at Mohegan Sun and Mohegan Sun Pocono. The retail value of coupons redeemed at facilities operated by the Company is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third-parties for the value of coupons redeemed at third-party outlets is included in gaming costs and expenses.
The retail value of promotional allowances was included in gross revenues as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2017	September 30, 2016	September 30, 2015
Food and beverage	$40,657	$41,800	$42,192
Hotel	17,873	15,364	15,142
Retail, entertainment and other	46,817	39,429	40,012
Total	$105,347	$96,593	$97,346
The estimated cost of promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2017	September 30, 2016	September 30, 2015
Food and beverage	$31,680	$33,536	$35,122
Hotel	10,790	8,615	8,398
Retail, entertainment and other	43,402	34,499	35,559
Total	$85,872	$76,650	$79,079

In certain circumstances, the Company also offers discounts on patron losses and cash inducements at Mohegan Sun and Mohegan Sun Pocono, which are recognized as reductions to gaming revenues. Reductions to gaming revenues related to discounts provided on patron losses totaled $11.9 million, $15.9 million and $9.7 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. Reductions to gaming revenues related to Momentum Dollars redeemed for cash totaled $1.3 million, $1.5 million and $1.4 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Advertising Costs and Expenses
Production costs are expensed the first time the advertisement takes place. Prepaid rental fees associated with billboard advertisements are capitalized and amortized over the terms of the related rental agreements. Advertising costs and expenses totaled $27.4 million, $27.3 million and $27.0 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. As of September 30, 2017 and 2016, prepaid advertising was $312,000 and $222,000, respectively.
Pre-Opening Costs and Expenses
In accordance with authoritative guidance issued by the FASB pertaining to the reporting on the costs of start-up activities, pre-opening costs and expenses are expensed as incurred.
Corporate Revenues and Expenses
Corporate revenues, which are included in retail, entertainment and other revenues, consist primarily of fees earned in connection with various development, management and consulting arrangements. Corporate costs and expenses consist primarily of costs associated with various diversification initiatives, which are expensed as incurred, except when reimbursable by third-parties, as well as allocations of certain governmental and administrative costs, payroll costs, professional fees and various other expenses not directly related to the Company’s operations at Mohegan Sun or Mohegan Sun Pocono. In fiscal 2017 and 2016, corporate costs and expenses included share-based compensation. Share-based compensation is measured at the measurement date, based on the calculated fair value of the award, and is recognized over the requisite service period. Share-based compensation totaled $7.6 million and $6.1 million for the fiscal years ended September 30, 2017 and 2016, respectively. Corporate costs and expenses pertaining to certain pre-opening activities are expensed as incurred and recorded within pre-opening costs and expenses.
Investments in Unconsolidated Affiliates
The Company, through its indirect wholly-owned subsidiary, MGA Holding NJ, holds a 10% ownership interest in Resorts Atlantic City and its associated gaming activities, including online gaming in the State of New Jersey. The Company also, through its wholly-owned subsidiary, MGBR, holds a 7.4% membership interest in an unaffiliated third-party limited liability company. In addition, the Company holds a 50% membership interest in MMCT. The Company's investments in Resorts Atlantic City, MGBR and MMCT are accounted for under the equity method as the Company has significant influence in these entities. The Company does not consolidate the accounts of MMCT as the Company determined that it does not qualify as the primary beneficiary of MMCT primarily because it does not have the ability to direct the activities that most significantly impacted MMCT’s economic performance without input from the MPT.
Additional Cash Flow Information
On September 30, 2016 and 2015, the bank that administers the Company’s debt service payments for its senior secured credit facilities made required principal payments on behalf of the Company totaling $5.2 million and $4.4 million, respectively, but did not accordingly debit the Company’s bank account for these payments. As of September 30, 2016 and 2015, the Company reflected these transactions as reductions to current portion of long-term debt and corresponding increases to other current liabilities. On the respective following banking days, the bank withdrew the payments from the Company’s bank account, resulting in reductions to the Company’s cash and cash equivalents and other current liabilities. Accordingly, the Company classified the payments made by the bank as non-cash financing outflows and the related amounts owed to the bank as non-cash financing inflows in the accompanying consolidated statements of cash flows for the fiscal years ended September 30, 2016 and 2015.
In addition, in connection with the financing for the Cowlitz Project, the Cowlitz Tribe repaid $6.0 million of principal outstanding under the 2012 Mohegan Tribe Minor's Trust Promissory Note on behalf of Salishan-Mohegan. Accordingly, the Company classified this payment as a non-cash financing outflow and the related reduction to the Salishan-Mohegan receivables as a non-cash investing inflow in the accompanying consolidated statement of cash flows for the fiscal year ended September 30, 2016.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes
The Tribe is a sovereign Indian nation with independent legal jurisdiction over its people and land. Like other sovereign governments, the Tribe and its entities, including the Company, are not subject to federal, state or local income taxes.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, the Company's operating results for the fiscal year ended September 30, 2017 are not necessarily indicative of operating results for interim periods.
New Accounting Standards
The following accounting standards were adopted during the fiscal year ended September 30, 2017:
In August 2014, the FASB issued an accounting standards update which provides guidance on determining when and how to disclose going concern uncertainties in financial statements. The update requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date financial statements are issued. It also requires management to provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. This guidance is required for annual reporting periods ending after December 15, 2016, and interim reporting periods thereafter, with early application permitted. The Company adopted this guidance in its first quarter of fiscal 2017 and its adoption did not impact the Company's financial statements.
In February 2015, the FASB issued an accounting standards update which amends existing requirements applicable to reporting entities that are required to evaluate whether certain legal entities should be consolidated. This guidance is required to be applied either on a retrospective or modified retrospective basis and is effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods thereafter, with early application permitted. The Company adopted this guidance in its first quarter of fiscal 2017 and its adoption did not impact the Company's financial statements.
In August 2016, the FASB issued an accounting standards update which clarifies the classification and presentation of several categories in the statement of cash flows in an attempt to reduce the current diversity in practice. The update also specifies that whenever cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification and presentation will depend on the predominant source or use. This guidance is required to be applied on a retrospective basis and is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods thereafter, with early application permitted. The Company adopted this guidance in its first quarter of fiscal 2017 and, as a result, payments of tender offer and repurchase costs totaling $50.3 million and payments of discounts totaling $15.5 million were classified and presented within cash flows provided by financing activities rather than cash flows provided by operating activities in the accompanying consolidated statement of cash flows for the fiscal year ended September 30, 2017. The adoption of this guidance did not materially impact the accompanying consolidated statement of cash flows for the fiscal years ended September 30, 2016 and 2015.

The following accounting standards will be adopted in future reporting periods:
In May 2014, the FASB issued an accounting standards update on revenue recognition pertaining to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. This guidance is required to be applied on a retrospective basis, using one of two methodologies, and was to be effective for annual reporting periods beginning after December 15, 2016, with early application not being permitted. However, in July 2015, the FASB deferred the effective date by one year. This guidance is now effective for annual and interim reporting periods beginning after December 15, 2017. Entities are permitted to adopt the guidance as of the original effective date. The FASB has since issued several accounting standards updates to further clarify this guidance including: (1) principal versus agent considerations, (2) identifying performance obligations and licensing, (3) narrow-scope improvements and practical expedients and (4) technical corrections and improvements. The Company is currently assessing the impact the adoption of this guidance will have on its consolidated financial statements and accompanying notes. Under the new guidance, the Company believes that it will no longer be permitted to recognize revenues for complimentary goods and services that are provided to patrons to incentivize gaming activities as gross revenues with a corresponding offset to promotional allowances to arrive at net revenues. Instead, the Company expects that a majority of such revenues, that are complimentary in nature, will be recorded as an offset to gaming revenues. Under the new guidance, the accounting for Momentum Dollars awarded under the Company’s loyalty rewards program will also change. Momentum Dollars earned by patrons through past revenue transactions will be identified as separate performance

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

obligations and recorded as reductions to gaming revenues when earned at the retail value of such benefits owed to the patrons (less estimated breakage). Upon redemption of these benefits by patrons and the fulfillment of the related performance obligations by the Company, revenues will be recorded within the revenue segment that provided the goods or services (food and beverage, hotel or retail, entertainment and other). In addition, this guidance provides substantial revision to annual and interim financial statement disclosures. This guidance allows for either full retrospective adoption, meaning that the guidance should be applied to all periods presented, or modified retrospective adoption, meaning that the guidance should be applied only to the most current period presented with the cumulative effect of its adoption recognized at the date of initial application. The Company expects to adopt this guidance on a full retrospective basis.
In February 2016, the FASB issued new guidance pertaining to leases based on the principle that entities should recognize assets and liabilities arising from leases. This guidance does not significantly change lessees’ recognition, measurement and presentation of expenses and cash flows from previous accounting standards. Leases are classified as operating or financing. The primary change in the guidance is the requirement for entities to recognize right-of-use assets representing the right to use leased assets and lease liabilities for payments during the term of operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize assets and liabilities for leases with terms of twelve months or less. Lessors' treatment of leases under this guidance is largely unchanged from previous accounting standards. In addition, the guidance expands disclosure requirements for lease arrangements. This guidance is required to be applied on a modified retrospective basis, which includes a number of practical expedients, and is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods thereafter, with early application permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.
In October 2016, the FASB issued an accounting standards update which modifies existing guidance with respect to the method utilized by a decision maker, which holds an indirect interest in a VIE through a common control party, to determine whether it is the primary beneficiary of the VIE. This guidance is required for annual reporting periods beginning after December 15, 2016, and interim reporting periods thereafter. The Company plans to adopt this guidance in its first quarter of fiscal 2018 and its adoption is not expected to impact the Company's financial statements.
In November 2016, the FASB issued an accounting standards update which clarifies the classification and presentation of restricted cash in the statement of cash flows. The update requires that a statement of cash flows explain the total change during the period in cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This guidance is required to be applied on a retrospective basis and is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods thereafter, with early application permitted. The Company is currently evaluating the impact that this guidance will have on its statement of cash flows.
In January 2017, the FASB issued an accounting standards update which eliminates the second step in the goodwill impairment test that requires an entity to determine the implied fair value of the reporting unit's goodwill. Instead, an entity would recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. This guidance is required to be applied to goodwill impairment tests conducted for annual reporting periods beginning after December 15, 2019, and interim reporting periods thereafter, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.

NOTE 3—RECEIVABLES, NET:
Receivables, net, consisted of the following (in thousands):

	September 30, 2017	September 30, 2016
Gaming	$32,040	$32,932
Hotel	1,269	1,697
Affiliates	3,508	4,739
Other	16,669	14,036
Subtotal	53,486	53,404
Less: reserve for doubtful collection	(11,554)	(10,716)
Total receivables, net	$41,932	$42,688

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4—PROPERTY AND EQUIPMENT, NET:
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2017	September 30, 2016
Land	$44,848	$44,848
Land improvements	100,792	100,466
Buildings and improvements	1,737,972	1,737,053
Furniture and equipment	589,342	560,947
Construction in process	73,760	34,770
Subtotal	2,546,714	2,478,084
Less: accumulated depreciation	(1,192,738)	(1,151,540)
Total property and equipment, net	$1,353,976	$1,326,544

Depreciation expense totaled $73.9 million, $73.3 million and $77.0 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. Capitalized interest totaled $189,000 for the fiscal year ended September 30, 2017. The Company did not recognize any capitalized interest for the fiscal years ended September 30, 2016 and 2015.

NOTE 5—OTHER CURRENT ASSETS AND OTHER CURRENT LIABILITIES:
Other current assets consisted of the following (in thousands):

	September 30, 2017	September 30, 2016
Non-qualified deferred compensation	$7,857	$5,771
Prepaid expenses	11,798	11,967
Other miscellaneous current assets	753	4,671
Total other current assets	$20,408	$22,409

Other current liabilities consisted of the following (in thousands):

	September 30, 2017	September 30, 2016
Accrued payroll and related taxes and benefits	$46,821	$44,857
Combined outstanding Slot Win Contribution and free promotional slot play contribution	12,969	12,327
Amounts due to horsemen	6,381	6,468
Payments in transit	5,020	16,597
Other miscellaneous current liabilities	68,287	68,903
Total other current liabilities	$139,478	$149,152

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	September 30, 2017	September 30, 2016
Prior Senior Secured Credit Facility - Revolving, due June 2018	$—	$13,000
Prior Senior Secured Credit Facility - Term Loan A, due June 2018, net of discount and debt issuance costs of $1,464 as of September 30, 2016	—	95,399
Prior Senior Secured Credit Facility - Term Loan B, due June 2018, net of discount and debt issuance costs of $11,119 as of September 30, 2016	—	765,002
Senior Secured Credit Facility - Revolving, due October 2021	—	—
Senior Secured Credit Facility - Term Loan A, due October 2021, net of discount and debt issuance costs of $7,415 as of September 30, 2017	387,523	—
Senior Secured Credit Facility - Term Loan B, due October 2023, net of discount and debt issuance costs of $18,073 as of September 30, 2017	761,039	—
2013 9 3/4% Senior Unsecured Notes, due September 2021, net of premium and debt issuance costs of $6,475 as of September 30, 2016	—	578,525
2016 7 7/8% Senior Unsecured Notes, due October 2024, net of discount and debt issuance costs of $12,383 as of September 30, 2017	487,617	—
2015 Senior Unsecured Notes, due December 2017, net of debt issuance costs of $1,679 as of September 30, 2016	—	98,321
2012 11% Senior Subordinated Notes, due September 2018, net of discount and debt issuance costs of $875 as of September 30, 2016	—	99,315
Mohegan Expo Credit Facility, due April 2022, net of debt issuance costs of $1,683 as of September 30, 2017	13,017	—
Downs Lodging Credit Facility, due November 2019, net of debt issuance costs of $1,260 as of September 30, 2016	—	20,396
2012 Mohegan Tribe Minor's Trust Promissory Note, due March 2017	—	5,500
2013 Mohegan Tribe Promissory Note, due December 2018	—	7,420
Other	2,013	2,289
Long-term debt, excluding capital leases	1,651,209	1,685,167
Less: current portion of long-term debt	(75,131)	(29,759)
Long-term debt, net of current portion	$1,576,078	$1,655,408

Maturities of long-term debt, excluding unamortized debt issuance costs and discounts, are as follows (in thousands, including current maturities):

Fiscal Years
2018	$75,131
2019	59,635
2020	45,340
2021	42,462
2022	228,158
Thereafter	1,240,037
Total	$1,690,763
In October 2016, the Company completed a comprehensive refinancing of its outstanding indebtedness, including the repayment, repurchase and redemption of its Prior Senior Secured Credit Facilities, 2013 Senior Unsecured Notes, 2015 Senior Unsecured Notes and 2012 Senior Subordinated Notes, with proceeds from new senior secured credit facilities and new senior notes (all further discussed below).
The Company incurred approximately $95.6 million in costs in connection with these refinancing transactions. Previously deferred debt issuance costs and debt discounts totaling $14.9 million, as well as $58.9 million in new transaction costs were expensed and recorded as a loss on modification and early extinguishment of debt. New debt issuance costs totaling $2.5 million were capitalized as an asset and will be amortized over the term of the related debt. The remaining $34.2 million in new debt issuance costs was reflected as debt discount and will be amortized over the term of the related debt.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prior Senior Secured Credit Facilities
In November 2013, the Company entered into a loan agreement providing for $855.0 million of term loans and a revolving loan with a letter of credit and borrowing capacity of up to $100.0 million from certain lenders and financial institutions, with RBS Citizens, N.A., serving as Administrative and Collateral Agent (the “Prior Senior Secured Credit Facilities”). In October 2016, the Company repaid and terminated the Prior Senior Secured Credit Facilities with proceeds from new Senior Secured Credit Facilities (further discussed below). As of September 30, 2016, accrued interest, including commitment fees, on the Prior Senior Secured Credit Facilities was $179,000.
Senior Secured Credit Facilities
In October 2016, the Company entered into a Credit Agreement among the Company, the Tribe, Citizens Bank, N.A., as Administrative and Collateral Agent, and the other lenders and financial institutions party thereto, providing for $1.4 billion in aggregate principal amount of senior secured credit facilities (the “Senior Secured Credit Facilities”), comprised of a $170.0 million senior secured revolving credit facility (the “Revolving Facility”), a $445.0 million senior secured term loan A facility (the “Term Loan A Facility”) and a $785.0 million senior secured term loan B facility (the “Term Loan B Facility). The Senior Secured Credit Facilities mature on October 13, 2021 (in the case of the Revolving Facility and the Term Loan A Facility) and October 13, 2023 (in the case of the Term Loan B Facility).
In April 2017, the Company entered into a first amendment to the Senior Secured Credit Facilities. The amendment reduced the interest rate margins applicable to the Revolving Facility, Term Loan A Facility and Term Loan B Facility by 0.50%.
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
The proceeds from the Term Loan A Facility and Term Loan B Facility, together with a drawing under the Revolving Facility and proceeds from the 2016 Senior Unsecured Notes (as defined below), were used to: (i) satisfy in full all amounts outstanding under the Company’s Prior Senior Secured Credit Facilities, (ii) repurchase the Company’s 2013 Senior Unsecured Notes and 2012 Senior Subordinated Notes, (iii) prepay all amounts outstanding under the Company’s 2015 Senior Unsecured Notes and (iv) satisfy certain other obligations and pay related fees and expenses. The Revolving Facility is otherwise available for general corporate purposes.
As of September 30, 2017, no amounts were outstanding under the Revolving Facility, while amounts outstanding under the Term Loan A Facility and Term Loan B Facility totaled $394.9 million and $779.1 million, respectively. As of September 30, 2017, letters of credit issued under the Revolving Facility totaled $50.6 million, of which no amounts were drawn. Inclusive of letters of credit, which reduce borrowing availability under the Revolving Facility, the Company had approximately $119.4 million of borrowing capacity under its Revolving Facility and Line of Credit as of September 30, 2017.
As amended, borrowings under the Senior Secured Credit Facilities accrue interest as follows: (i) for base rate loans under the Revolving Facility and Term Loan A Facility, at a base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 50 basis points and (c) the one-month LIBOR rate plus 100 basis points (the highest of (a), (b) and (c), the “base rate”), plus a total leverage-based margin of 100 to 275 basis points; (ii) for Eurodollar rate loans under the Revolving Facility and Term Loan A Facility, at the applicable LIBOR rate (subject to a 0.0% LIBOR floor) plus a total leverage-based margin of 200 to 375 basis points; (iii) for base rate loans under the Term Loan B Facility, at the base rate plus 300 basis points; and (iv) for Eurodollar rate loans under the Term Loan B Facility, at the applicable LIBOR rate (subject to a 1.0% LIBOR floor) plus 400 basis points. The Company is also required to pay a total leverage-based undrawn commitment fee of between 37.5 and 50 basis points under the Revolving Facility. Interest on base rate loans is payable quarterly in arrears. Interest on Eurodollar rate loans is payable at the end of each applicable interest period in arrears, but not less frequently than quarterly.
As of September 30, 2017, the commitment fee under the Revolving Facility was 0.50%. As of September 30, 2017, interest on the $394.9 million outstanding under the Term Loan A Facility was based on a Eurodollar rate of 1.24% plus 375 basis points. As of September 30, 2017, interest on the $779.1 million outstanding under the Term Loan B Facility was based on the Eurodollar rate floor of 1.24% plus 400 basis points. As of September 30, 2017, accrued interest, including commitment fees, on the Senior Secured Credit Facilities was $829,000.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company's obligations under the Senior Secured Credit Facilities are fully and unconditionally guaranteed, jointly and severally, by the Pocono Subsidiaries, MBC, Mohegan Golf and Mohegan Ventures-NW (collectively, the “Guarantors”; and the Guarantors other than MBC, collectively, the “Grantors”). The collateral securing the Senior Secured Credit Facilities constitutes substantially all of the Company’s and the Grantors’ property and assets. In the future, certain other subsidiaries of the Company may be required to become Guarantors and/or Grantors in accordance with the terms of the Senior Secured Credit Facilities.
The Senior Secured Credit Facilities contain customary covenants applicable to the Company and its restricted subsidiaries, including covenants governing: incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions and mergers or consolidations. The Senior Secured Credit Facilities also include financial maintenance covenants pertaining to total leverage, senior secured leverage and minimum fixed charge coverage. In addition, the Senior Secured Credit Facilities contain customary events of default relating to, among other things, failure to make required payments, breach of covenants and breach of representations.
As of September 30, 2017, the Company and the Tribe were in compliance with all respective covenant requirements under the Senior Secured Credit Facilities.
Senior Unsecured Notes
2013 9 3/4% Senior Unsecured Notes
In August 2013, the Company issued $500.0 million senior unsecured notes with fixed interest payable at a rate of 9.75% per annum (the “Initial 2013 Senior Unsecured Notes”). In August 2015, the Company issued an additional $85.0 million of senior unsecured notes under the Initial 2013 Senior Unsecured Notes indenture (together with the Initial 2013 Senior Unsecured Notes, the “2013 Senior Unsecured Notes”). In October 2016, the Company called for redemption of all of its outstanding 2013 Senior Unsecured Notes. The 2013 Senior Unsecured Notes were redeemed in November 2016. As of September 30, 2016, accrued interest on the 2013 Senior Unsecured Notes was $4.8 million.
2016 7 7/8% Senior Unsecured Notes
In October 2016, the Company issued $500.0 million senior unsecured notes with fixed interest payable at a rate of 7.875% per annum (the “2016 Senior Unsecured Notes”). The 2016 Senior Unsecured Notes mature on October 15, 2024. Interest on the 2016 Senior Unsecured Notes is payable semi-annually in arrears on April 15 and October 15. As of September 30, 2017, accrued interest on the 2016 Senior Unsecured Notes was $18.1 million.
At any time prior to October 15, 2019, the Company may redeem the 2016 Senior Unsecured Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2016 Senior Unsecured Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption and a make-whole premium. The 2016 Senior Unsecured Notes are redeemable at the Company’s option, in whole or in part, at any time on or after October 15, 2019, at specified redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. If the Company experiences specific kinds of change-of-control triggering events, it is required to make an offer to repurchase the 2016 Senior Unsecured Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any. Additionally, if the Company undertakes specific kinds of asset sales and does not use the related sale proceeds for specified purposes, the Company may be required to offer to repurchase the 2016 Senior Unsecured Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any. In certain circumstances, if any gaming regulatory authority requires a holder or beneficial owner of the 2016 Senior Unsecured Notes to be licensed, qualified or found suitable under applicable gaming laws, and such holder or beneficial owner does not obtain such license, qualification or finding of suitability within a specified time, the Company can require such holder or beneficial owner to dispose of its 2016 Senior Unsecured Notes or call for redemption of the 2016 Senior Unsecured Notes held by such holder or beneficial owner at a price equal to accrued and unpaid interest, if any, plus the lesser of 100% of the principal amount thereof or the price paid for such notes by such holder or beneficial owner.
The 2016 Senior Unsecured Notes are unsecured, unsubordinated obligations of the Company. The 2016 Senior Unsecured Notes are guaranteed by the Guarantors and will be guaranteed by any restricted subsidiary of the Company that becomes a guarantor in accordance with the terms of the 2016 Senior Unsecured Notes indenture.
The 2016 Senior Unsecured Notes indenture contains certain covenants that, subject to certain significant exceptions, limit, among other things, the Company’s and the Guarantors’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or transfer and sell assets. The 2016 Senior Unsecured Notes indenture also includes customary events of default, including, but not limited to, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay certain other

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

indebtedness the occurrence of which is caused by a failure to pay principal, premium or interest or results in the acceleration of such indebtedness, certain events of bankruptcy and insolvency and certain judgment defaults.
As of September 30, 2017, the Company and the Tribe were in compliance with all respective covenant requirements under the 2016 Senior Unsecured Notes indenture.
The 2016 Senior Unsecured Notes and guarantees have not been and will not be registered under the Securities Act of 1933 or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
The Company or its affiliates may, from time to time, seek to purchase or otherwise retire outstanding indebtedness for cash in open market purchases, privately negotiated transactions or otherwise. Any such transaction will depend on prevailing market conditions and the Company's liquidity and covenant requirement restrictions, among other factors.
Facility Agreement for Senior Unsecured Notes
In November 2015, the Company entered into an agreement (the “Facility Agreement”) by and among the Company, the Tribe and UBS AG, London Branch (“UBS”). Pursuant to the Facility Agreement, the Company may issue, from time to time, to UBS or its designee, senior unsecured notes in an aggregate principal amount of up to $100.0 million (after taking into account borrowings described below), in varying amounts and with varying borrowing dates, maturities and interest rates, as agreed with UBS or its designee.
In November 2015, the Company entered into a note purchase agreement pursuant to which it issued floating rate senior unsecured notes in an aggregate principal amount of $100.0 million (the “2015 Senior Unsecured Notes”). In October 2016, the Company repaid and terminated the 2015 Senior Unsecured Notes. As of September 30, 2016, prepaid interest on the 2015 Senior Unsecured Notes was $1.1 million.
Senior Subordinated Notes
2012 11% Senior Subordinated Notes
In March 2012, the Company issued $344.2 million Senior Subordinated Toggle Notes with fixed interest payable at a rate of 11% per annum (the “2012 Senior Subordinated Notes”). In October 2016, the Company called for redemption of all of its outstanding 2012 Senior Subordinated Notes. The 2012 Senior Subordinated Notes were redeemed in November 2016. As of September 30, 2016, accrued interest on the 2012 Senior Subordinated Notes was $490,000.
Line of Credit
In October 2016, in connection with the new Senior Secured Credit Facilities, the Company entered into a $25.0 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable margin based on the Company's total leverage ratio, as each term is defined under the Line of Credit, as amended. As of September 30, 2017, no amount was drawn on the Line of Credit. Borrowings under the Line of Credit are uncollateralized general obligations of the Company. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facilities. As of September 30, 2017, the Company was in compliance with all covenant requirements under the Line of Credit. As of September 30, 2017 and 2016, accrued interest on the Line of Credit was $37,000 and $14,000, respectively.
Mohegan Expo Credit Facility
In April 2017, the Company, through its wholly-owned subsidiary, Mohegan Expo, entered into a loan agreement with certain third-party lenders providing for a $25.0 million tax-exempt senior secured multi-draw term loan with an approximately $8.3 million increase option (the “Mohegan Expo Credit Facility”). In September 2017, Mohegan Expo exercised the Mohegan Expo Credit Facility increase option. The proceeds from the Mohegan Expo Credit Facility are being used to partially finance the construction of an approximately $80.0 million, 240,000-square-foot exposition and convention center to be located adjacent to Mohegan Sun on land leased to Mohegan Expo by the Company (the “Mohegan Sun Exposition and Convention Center”). The remainder of the construction costs for the Mohegan Sun Exposition and Convention Center will be funded through investments by the Company. Construction on the Mohegan Sun Exposition and Convention Center commenced in March 2017 and it is expected to open in the summer of 2018.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Mohegan Expo Credit Facility matures on April 22, 2022. Principal outstanding under the Mohegan Expo Credit Facility amortizes at a rate of 7.5% per annum, payable quarterly, commencing October 1, 2018. Borrowings under the Mohegan Expo Credit Facility accrue interest at a variable rate per annum equal to the following: the product of (a) the sum of (i) LIBOR plus (ii) 4.79% and (b) 70 basis points. There is also a fee of 0.50% per annum charged on undrawn amounts, payable quarterly in arrears. Interest is payable monthly through July 1, 2018 and quarterly in arrears thereafter through the maturity date. Mohegan Expo is required to maintain a six-month debt service reserve in a designated account under the Mohegan Expo Credit Facility. As of September 30, 2017, $14.7 million was outstanding under the Mohegan Expo Credit Facility.
The Mohegan Expo Credit Facility is a senior secured obligation of Mohegan Expo, collateralized by: (1) all existing and future assets of Mohegan Expo and (2) a contribution agreement pursuant to which the Company has agreed to make certain contingent cash contributions to Mohegan Expo to the extent required to: (a) complete the Mohegan Sun Exposition and Convention Center or (b) fund any shortfalls in the repayment of debt service under the Mohegan Expo Credit Facility. The Mohegan Expo Credit Facility subjects Mohegan Expo to certain covenant requirements customarily found in loan agreements for similar transactions. As of September 30, 2017, accrued interest on the Mohegan Expo Credit Facility was $65,000.
Downs Lodging Credit Facility
In July 2012, Downs Lodging, LLC (“Downs Lodging”), a single purpose entity and wholly-owned subsidiary of the Company, entered into a credit agreement providing for a $45.0 million term loan from a third-party lender (the “Prior Downs Lodging Credit Facility”). The proceeds from the Prior Downs Lodging Credit Facility were used by Downs Lodging to fund Project Sunlight, a hotel and convention center expansion project at Mohegan Sun Pocono.
In November 2015, the Prior Downs Lodging Credit facility was refinanced with proceeds from a new credit agreement, providing for a $25.0 million term loan from a third-party lender (the “Downs Lodging Credit Facility”), and a cash payment of the remaining amount. In October 2016, the Company repaid and terminated the Downs Lodging Credit Facility and, simultaneously, merged Downs Lodging into Downs Racing, with Downs Racing being the surviving entity. As of September 30, 2016, accrued interest on the Downs Lodging Credit Facility was $73,000.
2012 Mohegan Tribe Minor's Trust Promissory Note
In March 2012, Comerica Bank & Trust, N.A., Trustee f/b/o The Mohegan Tribe of Indians of Connecticut Minor's Trust, made a $20.0 million loan to Salishan-Mohegan (the “2012 Mohegan Tribe Minor's Trust Promissory Note”). In October 2016, the Company repaid the remaining outstanding principal amount of the 2012 Mohegan Tribe Minor’s Trust Promissory Note. As of September 30, 2016, accrued interest on the 2012 Mohegan Tribe Minor's Trust Promissory Note was $2,000.
2013 Mohegan Tribe Promissory Note
In March 2013, Mohegan Gaming & Hospitality, LLC (“MG&H”), a wholly-owned subsidiary of the Company, purchased and acquired all of the Tribe's membership interest in MG&H in exchange for a $7.4 million promissory note (the “2013 Mohegan Tribe Promissory Note”). In October 2016, the Company repaid the 2013 Mohegan Tribe Promissory Note and, simultaneously, dissolved MG&H. As of September 30, 2016, accrued interest on the 2013 Mohegan Tribe Promissory Note was $1,000.
2015 Mohegan Tribe Promissory Note
In November 2015, the Tribe made a $22.5 million loan to Mohegan Gaming Advisors (the “2015 Mohegan Tribe Promissory Note”). The remaining outstanding principal amount of the 2015 Mohegan Tribe Promissory Note was repaid at maturity in April 2016.

NOTE 7—LEASES:
The Company leases certain areas at Mohegan Sun and Mohegan Sun Pocono to third-party food and beverage and retail outlets, as well as the rights to access and utilize Mohegan Sun’s rooftop for the installation and operation of antenna towers.
Minimum future rental income that the Company expects to earn under non-cancelable leases is as follows (in thousands):

	Fiscal Years Ending September 30,
	2018	2019	2020	2021	2022	Thereafter	Total
Minimum future rental income	$6,084	$5,546	$5,410	$5,025	$2,220	$5,914	$30,199

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is required to make payments under various operating leases for buildings, equipment and land at Mohegan Sun and Mohegan Sun Pocono. The Company incurred rental expense relating to these leases totaling $9.5 million, $8.8 million and $9.2 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. As of September 30, 2017, the Company also subleased the Earth Hotel Tower from a subsidiary of the Tribe, the Mohegan Tribal Finance Authority, and subleased the related connector from the Tribe. Rental payments under these leases commenced with the opening of the Earth Hotel Tower, which occurred in November 2016. The Company incurred rental expense relating to these subleases totaling $8.8 million for the fiscal year ended September 30, 2017. On December 15, 2017, the Company purchased the connector for a purchase price of $8.5 million, which represented its fair market value, and terminated the related sublease agreement.
Minimum future rental payments that the Company expects to incur under non-cancelable leases and subleases are as follows (in thousands):

	Fiscal Years Ending September 30,
	2018	2019	2020	2021	2022	Thereafter	Total
Minimum future rental payments - leases	$1,873	$1,481	$1,241	$83	$4	$1	$4,683
Minimum future rental payments - subleases	$6,975	$6,991	$7,112	$7,234	$7,359	$204,152	$239,823

NOTE 8—RELATED PARTY TRANSACTIONS:
Distributions
Distributions to the Tribe totaled $60.0 million, $53.0 million and $50.0 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.
Under the terms of Salishan-Mohegan’s operating agreement, management fees are allocated to the current members of Salishan-Mohegan based on their respective membership interests (refer to Note 12). Distributions to the Tribe in connection with this agreement totaled $512,000 for the fiscal year ended September 30, 2017.
Services
The Tribe provides certain governmental and administrative services in connection with the operation of Mohegan Sun. Expenses incurred for such services were recorded within operating costs and expenses in the accompanying consolidated statements of income and comprehensive income as follows (in millions):

	For the Fiscal Years Ended
	September 30, 2017	September 30, 2016	September 30, 2015
Gaming	$4.5	$3.9	$3.1
Advertising, general and administrative	21.0	20.9	19.8
Corporate	5.9	6.0	5.4
Total	$31.4	$30.8	$28.3
The Company purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Company incurred costs for such utilities totaling $16.8 million, $16.4 million and $17.4 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. These costs were recorded within advertising, general and administrative costs and expenses in the accompanying consolidated statements of income and comprehensive income.
In February 2017, Mitchell Grossinger Etess, a senior advisor to the Tribe, was appointed as the interim Chief Executive Officer of the Company. In connection with his appointment, the Company and the Tribe entered into an agreement pursuant to which the Company agreed to pay, or reimburse the Tribe for, Mr. Etess’s compensation, benefits and any other amounts payable to him by the Tribe during the period of his appointment. This agreement expired upon the effectiveness of the appointment of Mario C. Kontomerkos as the Company's Chief Executive Officer on October 16, 2017. The Company incurred costs for Mr. Etess’s services totaling $375,000 for the fiscal year ended September 30, 2017. These costs were recorded within Corporate costs and expenses in the accompanying consolidated statements of income and comprehensive income.
Interest Expense on Promissory Notes
The Company incurred interest expense associated with borrowings from the Mohegan Tribe totaling $32,000, $1.8 million and $2.1 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Leases
The Company leases the land on which Mohegan Sun is located from the Tribe under a long-term lease agreement. This lease agreement was amended and restated in October 2016. The lease agreement requires the Company to make a nominal annual rental payment. This lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration.
In July 2008, the Company entered into an additional land lease agreement with the Tribe relating to property located adjacent to the Tribe's reservation that is utilized by Mohegan Sun for employee parking. This lease agreement required the Company to make monthly payments equaling $75,000 until maturity on June 30, 2018. The Company classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease. This land lease was paid off and terminated in October 2016 and the property was merged into the land under the long-term lease agreement referenced above.
In March 2015, the Company entered into a sublease agreement with a subsidiary of the Tribe, the Mohegan Tribal Finance Authority, to sublease the Earth Hotel Tower and related improvements for the purpose of operating the hotel on a triple net basis for a term of 28 years and 4 months. The Company also entered into a similar sublease agreement with the Tribe to sublease a related connector which connects the Earth Hotel Tower to the Sky Hotel lobby. Rental payments under these leases commenced with the opening of the Earth Hotel Tower, which occurred in November 2016. The Company classified these leases as operating leases for financial reporting purposes in accordance with authoritative guidance issued by the FASB pertaining to the accounting for leases. The Company incurred lease expenses associated with these leases totaling $8.8 million for the fiscal year ended September 30, 2017. These expenses were recorded within hotel operating costs and expenses in the accompanying consolidated statements of income and comprehensive income. On December 15, 2017, the Company purchased the connector for a purchase price of $8.5 million and terminated the related sublease agreement.
Due from Mohegan Tribe
As of September 30, 2017 and 2016, due from Mohegan Tribe consisted primarily of a long-term loan receivable due from the Tribe. The Company, together with the Tribe, offer a benefit plan for certain eligible employees (the “Mohegan Benefit Plan”). The Mohegan Benefit Plan is sponsored by the Tribe for the benefit of participants who authorize the purchase of life insurance policies as a means of providing certain life insurance benefits to the participants and their spouses as joint insured. The life insurance policies are established on the life of each participant, and each premium contribution provided by the Company to the Tribe on behalf of the participant is treated as a loan from the Company to the Tribe and, in turn, as a loan from the Tribe to the participant, for legal, tax and financial reporting purposes. The loans from the Company to the Tribe are recorded as a long-term loan receivable. This loan receivable is required to be repaid by the Tribe. Accordingly, the Tribe retains an interest in each participant’s death benefit from the life insurance policies that will provide the Company with full repayment of the accumulated loan receivable at the death of the applicable participants insured under the life insurance policies.
Due to Mohegan Tribe
As of September 30, 2017, due to Mohegan Tribe consisted primarily of outstanding lease payments related to the Earth Hotel Tower and connector. As of September 30, 2016, due to Mohegan Tribe consisted primarily of outstanding payments related to governmental and administrative services.
Other
As of September 30, 2017 and 2016, funds loaned, including accrued interest, to Salishan Company, LLC and its owner in connection with the Cowlitz Project which are included in other assets, net in the accompanying consolidated balance sheets totaled $5.1 million and $2.8 million, respectively.
Mohegan Tribal Employment Rights Ordinance
In September 1995, the Tribe adopted the Mohegan Tribal Employment Rights Ordinance, as amended from time to time (the “TERO”), which sets forth hiring and contracting preference requirements for employers and entities conducting business on Tribal lands on or adjacent to the Mohegan Reservation. Pursuant to the TERO, the Company and other covered employers are required to give hiring, promotion, training, retention and other employment-related preferences to Native Americans who meet the minimum qualifications for the applicable employment position. However, this preference requirement does not apply to key employees as such persons are defined under the TERO.
Similarly, any entity awarding a contract or subcontract valued up to $250,000 to be performed on Tribal lands must give preference, first, to certified Mohegan entities submitting commercially responsible bids, and second, to other certified Native

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
As of September 30, 2017, the Company employed approximately 125 members of the Tribe.

NOTE 9—EMPLOYEE BENEFIT PLANS:
The Company offers a retirement savings plan for its employees under Section 401(k) and Section 401(a) of the Internal Revenue Code (the “Mohegan Retirement and 401(k) Plan”). Under the 401(k) portion of the plan, participants may contribute between 1% and 25% of eligible compensation up to the maximum allowed by the Internal Revenue Code. The Company may make discretionary matching contributions of 50%, up to the first 3% of participants’ eligible compensation contributed to the 401(k) portion of the plan. In general, employees become eligible for the Mohegan Retirement and 401(k) Plan after 90 days of service and become fully vested after five years of service. Under the retirement portion of the plan, the Company may make discretionary retirement contributions based on a rate of $0.30 per qualified hour worked. Discretionary retirement contributions have been suspended since February 2009. The Company contributed $2.6 million, $2.3 million and $2.2 million, net of forfeitures, to the Mohegan Retirement and 401(k) Plan for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

The Company, together with the Tribe, also offers a non-qualified deferred compensation plan for certain key employees (the “Mohegan Deferred Compensation Plan”). Under the Mohegan Deferred Compensation Plan, participants may defer up to 100% of their compensation. The total balance under the Mohegan Deferred Compensation Plan increased by $2.1 million for the fiscal year ended September 30, 2017. The total balance under the Mohegan Deferred Compensation Plan declined by $3.1 million and $942,000 for the fiscal years ended September 30, 2016 and 2015, respectively.

In fiscal 2016, the Company, together with the Tribe, began offering the Mohegan Benefit Plan. The Mohegan Benefit Plan is sponsored by the Tribe for the benefit of participants who authorize the purchase of life insurance policies as a means of providing certain life insurance benefits to the participants and their spouses as joint insured. The life insurance policies are established on the life of each participant, and each premium contribution provided by the Company to the Tribe on behalf of the participant is treated as a loan from the Company to the Tribe and, in turn, as a loan from the Tribe to the participant, for legal, tax and financial reporting purposes. The loans from the Company to the Tribe are recorded as a long-term loan receivable due from the Tribe. This loan receivable is required to be repaid by the Tribe. Accordingly, the Tribe retains an interest in each participant’s death benefit from the life insurance policies that will provide the Company with full repayment of the accumulated loan receivable at the death of the applicable participants insured under the life insurance policies. Participant contributions under the Mohegan Benefit Plan totaled $1.9 million and $1.4 million for the fiscal years ended September 30, 2017 and 2016, respectively.

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
In September 2009, the Company entered into a settlement agreement with the State of Connecticut regarding contribution payments on the Company's free promotional slot play program. Under the terms of the settlement agreement, effective July 1, 2009, the State of Connecticut agreed that no value shall be attributed to free promotional slot plays utilized by patrons at Mohegan Sun for purposes of calculating monthly contribution payments, provided that the aggregate amount of free promotional slot plays during any month does not exceed a certain threshold of gross revenues from slot machines for such month. In the event free promotional slot plays granted by the Company exceed such threshold, contribution payments are required on such excess face

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

amount of free promotional slot plays at the same rate as Slot Win Contribution payments, or 25%. The threshold before contribution payments on free promotional slot plays are required is currently 11% of gross revenues from slot machines.
The Company reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $152.5 million, $148.1 million and $145.6 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. As of September 30, 2017 and 2016, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $13.0 million and $12.3 million, respectively, and were included in other current liabilities in the accompanying consolidated balance sheets.
Pennsylvania Slot Machine Tax
Downs Racing holds a Category One slot machine license issued by the PGCB for the operation of slot machines at Mohegan Sun Pocono. This license permits Downs Racing to install and operate up to 3,000 slot machines at Mohegan Sun Pocono, expandable to up to a total of 5,000 slot machines upon request and approval of the PGCB.
The Pennsylvania Race Horse Development and Gaming Act stipulates that holders of Category One slot machine licenses must pay a portion of revenues from slot machines to the PGCB on a daily basis (“Pennsylvania Slot Machine Tax”), which includes local share assessments to be paid to or for the support of the counties and municipalities hosting Mohegan Sun Pocono and assessments for the development and support of horse racing in the commonwealth of Pennsylvania. The Pennsylvania Slot Machine Tax, including assessments, has approximated 55% of gross revenues from slot machines. By statute, 2% of the Pennsylvania Slot Machine Tax has been subject to a $10.0 million minimum annual threshold to ensure that the host cities and municipalities receive an annual minimum of $10.0 million in local share assessments. On September 28, 2016, the Pennsylvania Supreme Court declared this provision to be unconstitutional and imposed a deadline for legislative action which was subsequently extended to and expired on May 26, 2017. Downs Racing continued to pay local share assessments equal to the $10.0 million annual minimum to Plains Township under a memorandum of understanding. Downs Racing maintains a $1.5 million escrow deposit in the name of the Commonwealth of Pennsylvania for the Luzerne County portion of Pennsylvania Slot Machine Tax payments, which was included in other assets, net in the accompanying consolidated balance sheets.
The Company reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $113.3 million, $122.3 million and $119.6 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. As of September 30, 2017 and 2016, outstanding Pennsylvania Slot Machine Tax payments totaled $5.4 million and $4.8 million, respectively, and were included in other current liabilities in the accompanying consolidated balance sheets.

On October 30, 2017, the Governor of Pennsylvania signed into law Act 42 of 2017, which amends the Pennsylvania Race Horse Development and Gaming Act. Among other things, Act 42 of 2017 abolished the 2% or $10.0 million local share assessments and replaced it with a new $10.0 million slot machine operation fee. The new slot machine operation fee is effective for the 2017 calendar year, with credits for amounts paid towards the prior local share assessments. Effective January 1, 2018, Act 42 of 2017 also increases the effective Pennsylvania Slot Machine Tax by 1%.
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
The Company reflected expenses associated with the Pennsylvania Table Game Tax totaling $6.7 million, $6.4 million and $6.7 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. As of September 30, 2017 and 2016, outstanding Pennsylvania Table Game Tax payments totaled $100,000 and $93,000, respectively, and were included in other current liabilities in the accompanying consolidated balance sheets.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company reflected expenses associated with the Pennsylvania Regulatory Fee totaling $5.1 million, $4.8 million and $4.6 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. As of September 30, 2017 and 2016, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $145,000 and $112,000, respectively, and were included in other current liabilities in the accompanying consolidated balance sheets.
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
In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee. The Company reflected expenses associated with this repayment schedule totaling $603,000, $623,000 and $620,000 for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.
Pursuant to Act 42 of 2017, on December 1, 2017, the PGCB issued an administrative order establishing a repayment schedule for the Initial Loans. Under the repayment schedule, quarterly payments commencing in January 2018 will be accelerated and be completed in June 2019. Accordingly, the Company recorded a $3.2 million charge for its portion of the Initial Loans within the accompanying consolidated statements of income and comprehensive income for the fiscal year ended September 30, 2017. As of September 30, 2017, the related liability was included in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheet.
Horsemen’s Agreement
Downs Racing and the Pennsylvania Harness Horsemen’s Association (the “PHHA”) are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2017. As of September 30, 2017 and 2016, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, totaled $4.9 million and $5.0 million, respectively, and were included in other current liabilities in the accompanying consolidated balance sheets.
Priority Distribution Agreement
In August 2001, the Company and the Tribe entered into an agreement (the “Priority Distribution Agreement”), which stipulates that the Company must make monthly payments to the Tribe to the extent of the Company's net cash flow as defined under the Priority Distribution Agreement. The Priority Distribution Agreement was amended as of December 31, 2014. As amended, the Priority Distribution Agreement, which has a perpetual term, limits the minimum aggregate priority distribution payments in each calendar year to $40.0 million. Payments under the Priority Distribution Agreement: (1) do not reduce the Company's obligations to reimburse the Tribe for governmental and administrative services provided by the Tribe or to make payments under any other agreements with the Tribe, (2) are limited obligations of the Company and are payable only to the extent of the Company's net cash flow as defined under the Priority Distribution Agreement and (3) are not secured by a lien or encumbrance on any of the Company's assets or properties.

The Company reflected payments associated with the Priority Distribution Agreement totaling $40.0 million, $40.0 million and $31.5 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.
Town of Montville Agreement
In June 1994, the Tribe entered into an agreement with the Town of Montville (the “Town”) under which the Tribe agreed to pay the Town $500,000 annually to minimize the impact of the Tribe’s reservation being held in trust on the Town. The Tribe has assigned its rights and obligations under this agreement to the Company. These expenses were recorded within advertising, general and administrative costs and expenses in the accompanying consolidated statements of income and comprehensive income.
Land Lease Agreement
The land upon which Mohegan Sun is located is held in trust for the Tribe by the United States. The Company leases this land from the Tribe under a long-term lease agreement pursuant to the Tribe’s Business Lease Ordinance, which was approved by the Bureau of Indian Affairs in April 2014. The lease agreement was amended and restated in October 2016, and constitutes a

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

“Business Lease” within the meaning of the Tribe’s Business Lease Ordinance. The following summarizes the key provisions of the lease agreement:
Term
The term of the agreement is 25 years with an option, exercisable by the Company, to extend the term for one additional 25-year period. Upon termination of the agreement, the Company will be required to surrender to the Tribe possession of the property and improvements, excluding any equipment, furniture, fixtures or other personal property.
Rent and Other Operating Costs and Expenses
The agreement requires the Company to pay the Tribe a nominal annual rental fee. For any period that the Tribe or another agency or instrumentality of the Tribe is not the tenant, the rent will be 8% of such tenant’s gross revenues from the property. The Company is responsible for all costs and expenses of owning, operating, constructing, maintaining, repairing, replacing and insuring the property.
Use of Property
The Company may utilize the property and improvements solely for the operation of Mohegan Sun, unless prior approval is obtained from the Tribe for any proposed alternative use. The Company may not construct or alter any building or improvement located on the property unless complete and final plans and specifications are approved by the Tribe. Following foreclosure of any mortgage on the Company’s interest under the agreement or any transfer of such interest to the holder of such mortgage in lieu of foreclosure, the property and improvements may be utilized for any lawful purpose, subject to applicable codes and governmental regulations; provided, however, that a non-Indian holder of the property may under no circumstance conduct gaming operations on the property.
Permitted Mortgages and Rights of Permitted Mortgagees
The Company may not mortgage, pledge or otherwise encumber its leasehold estate in the property except to a holder of a permitted mortgage. Under the terms of the agreement, permitted mortgages include the leasehold mortgage securing the Company’s senior secured indebtedness, provided that, among other things: (1) the Tribe will have the right to notice of, and to cure, any default of the Company, (2) the Tribe will have the right to prior notice of an intention by the holder to foreclose on the permitted mortgage and the right to purchase the mortgage in lieu of any foreclosure and (3) the permitted mortgage is subject and subordinated to any and all access and utility easements granted by the Tribe under the agreement. Under the terms of the agreement, each holder of a permitted mortgage has the right to notice of any default of the Company under the agreement and the opportunity to cure such default within the applicable cure period.
Default Remedies
The Company will be in default under the agreement if, subject to the notice provisions, it fails to make lease payments or comply with covenants under the agreement or if it pledges, encumbers or conveys its interest in violation of the terms of the agreement. Following a default, the Tribe may terminate the agreement unless a permitted mortgage remains outstanding with respect to the property. In such case, the Tribe may not: (1) terminate the agreement or the Company’s right to possession of the property, (2) exercise any right of re-entry, (3) take possession of and/or relet the property or any portion thereof or (4) enforce any other right or remedy, which may materially and adversely affect the rights of the holder of the permitted mortgage, unless the default triggering such rights was a monetary default of which such holder failed to cure after notice.
WNBA Contributions
In January 2003, the Company and MBC entered into a membership agreement with WNBA, LLC which sets forth the terms and conditions under which MBC acquired its membership in the WNBA and the right to own and operate a team. MBC currently owns approximately 4.2% of the membership interests in WNBA, LLC. Under the terms of the Limited Liability Company Agreement of WNBA, LLC, if at any time WNBA, LLC’s Board of Governors determines that additional funds are needed for WNBA, LLC’s or any league entity’s general business, the Board of Governors may require additional cash capital contributions. In such event, each member shall be obligated to contribute to WNBA, LLC an amount of cash equal to that member’s proportionate share of ownership. No such cash capital contribution has been required by WNBA, LLC through September 30, 2017.
Litigation and Legal Proceedings
On February 2, 2017, the Company was informed by a representative of the PGCB’s Office of Enforcement Counsel (the “OEC”) that the OEC was nearing completion of a review of possible operational control deficiencies at Mohegan Sun Pocono and, based on the OEC’s preliminary findings, the OEC anticipated that Mohegan Sun Pocono would be subject to disciplinary

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

action, including a fine and undertakings to remediate the issues identified by the OEC. The operational control deficiencies related to, among other things, the Company's system of tracking and reporting the issuance of certain patron incentives such as free promotional slot play.
On February 14, 2017, the Company informed the OEC that, in connection with the Company’s ongoing review of Mohegan Sun Pocono’s operations, the Company terminated in January 2017 Mohegan Sun Pocono’s business relationship with ReferLocal, a marketing and advertising company with which Mohegan Sun Pocono did business since 2011 and in which the Company’s former President and Chief Executive Officer had a 5% equity interest, which equity interest had not previously been disclosed to the Company’s Management Board. On February 3, 2017, the Company received a letter from counsel to ReferLocal asserting, among other things, that ReferLocal had suffered damages in connection with the termination of this business relationship and may seek recovery of such damages from the Company and its former President and Chief Executive Officer. ReferLocal is not registered with the PGCB as a gaming service provider.
On May 2, 2017, the Company received a Demand for Documents and Investigatory Subpoena from the OEC seeking information relating to the matters described above, and the Company fully complied with the OEC request.
On September 26, 2017, the Company entered into two consent agreements with the PGCB. Under these agreements, the Company agreed to perform certain remediation measures relating to its operations at its Mohegan Sun Pocono facility, including retaining a Chief Compliance Officer and establishing a Compliance Committee, and pay fines totaling $1.0 million. One consent agreement covers fines and remediation for failures related to certain operational controls and the other agreement covers remediation and fines for failure to ensure licensure of gaming service providers, including ReferLocal, as required under Pennsylvania gaming regulations. As of September 30, 2017, the related liability was included in other current liabilities in the accompanying consolidated balance sheet.
On December 13, 2017, upon the recommendation of the OEC, the PGCB approved each of the consent agreements mentioned in the previous paragraph. The Company believes that the approval of the consent agreements by the PGCB concludes the OEC’s current review of operational controls at the Mohegan Sun Pocono facility.
Please refer to Note 12 for a description of litigation and legal proceedings relating to the Cowlitz Project.
The Company is also a defendant in various other claims and legal actions resulting from its normal course of business, primarily relating to personal injuries to patrons and damages to patrons' personal assets. The Company estimates litigation claims expense and accrues for such liabilities based upon historical experience. In management's opinion, the aggregate liability, if any, arising from such litigations will not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 11—RELINQUISHMENT AGREEMENT:
In February 1998, the Company and TCA entered into a relinquishment agreement (the “Relinquishment Agreement”). Effective January 1, 2000, the Relinquishment Agreement superseded a then-existing management agreement with TCA requiring, among other things, that the Company make certain payments to TCA out of, and determined as a percentage of revenues, as defined under the Relinquishment Agreement, generated by Mohegan Sun over a 15-year period. The Company, in accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, recorded a $549.1 million relinquishment liability at September 30, 1998 based on the estimated present value of its obligations under the Relinquishment Agreement. The Relinquishment Agreement expired on December 31, 2014. As of September 30, 2017 and 2016, no amount was outstanding under the Relinquishment Agreement.
Relinquishment payments consisted of the following (in millions):

	For the Fiscal Years Ended
	September 30, 2017	September 30, 2016	September 30, 2015
Principal	$—	$—	$24.4
Accretion of discount (1)	—	—	0.8
Total	$—	$—	$25.2
__________

(1)	Reflects accretion of the discount to the present value of the relinquishment liability for the impact of the time value of money.

NOTE 12—MOHEGAN VENTURES-NORTHWEST, LLC (COWLITZ PROJECT):
Mohegan Ventures-NW, a wholly-owned subsidiary of the Company, is a member of Salishan-Mohegan. Salishan-Mohegan was formed to participate in the development and management of ilani Casino Resort, a gaming and entertainment

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

facility owned by the federally-recognized Cowlitz Tribe and CTGA, which opened in April 2017 on the Cowlitz reservation in Clark County, Washington. Mohegan Ventures-NW, Salishan Company, LLC (“Salishan Company”), an unrelated entity, and a subsidiary of the Tribe previously held membership interests in Salishan-Mohegan of 49.15%, 40% and 10.85%, respectively.
In April 2017, Salishan Company and Salishan-Mohegan entered into a membership interest redemption and withdrawal agreement (the “Redemption and Withdrawal Agreement”), pursuant to which Salishan-Mohegan agreed to redeem all of Salishan Company’s right, title and interest in and to its membership interests of Salishan-Mohegan, and Salishan Company agreed to resign and irrevocably withdraw as a member of Salishan-Mohegan. As a result of this withdrawal and the retirement of the related shares, Mohegan Ventures-NW and a subsidiary of the Tribe now hold membership interests in Salishan-Mohegan of 81.92% and 18.08%, respectively. In connection with the Redemption and Withdrawal Agreement, the parties also formed a new joint venture development entity, Salishan-Mohegan Development Company, LLC (“SMDC”), to which Salishan-Mohegan has assigned a right of first refusal for certain subsequent material expansion or future development as provided in the development agreement for the Cowlitz Project. Mohegan Ventures-NW, Salishan Company and a subsidiary of the Tribe hold membership interests in SMDC of 49.15%, 40% and 10.85%, respectively.
Salishan-Mohegan and SMDC are not restricted entities of the Company, and therefore, are not guarantors of the Company’s debt obligations.
As consideration for the redemption, Salishan-Mohegan agreed to pay Salishan Company a redemption price, the amount of which was to be determined by binding arbitration. Arbitration was conducted in November 2017 and, on December 4, 2017, the arbitrator determined a final redemption price in the amount of $114.8 million (the “Redemption Price”). Under the terms of the Redemption and Withdrawal Agreement, on December 15, 2017, Salishan-Mohegan executed and delivered a promissory note to Salishan Company, pursuant to which Salishan-Mohegan agreed to pay the Redemption Price to Salishan Company in equal monthly installments over a five-year period, commencing in May 2019, subject to set-off for certain amounts owed by Salishan Company or its principal to Salishan-Mohegan or Mohegan Ventures-NW. Accordingly, in accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, the Company recorded a $68.5 million redemption liability based on the present value of the Redemption Price at April 14, 2017. The redemption liability was discounted utilizing the Company’s credit adjusted risk-free investment rate. The Company recognizes accretion to the redemption liability to reflect the impact of the time value of money within its consolidated statements of income and comprehensive income. As of September 30, 2017, the carrying amount of the redemption liability was $72.4 million.
The following table presents a reconciliation of the redemption liability (in thousands):

Redemption Liability
Balance, September 30, 2016	$—
Additions:
Initial redemption liability	68,511
Accretion of discount to the redemption liability	3,840
Balance, September 30, 2017	$72,351
In September 2004, Salishan-Mohegan entered into development and management agreements with the Cowlitz Tribe in connection with the Cowlitz Project, which agreements have been amended from time to time.
Under the terms of the development agreement, Salishan-Mohegan assisted in securing financing, as well as administration and oversight of the planning, design, development, construction and furnishing of the Cowlitz Project. The development agreement provides for development fees of 3% of total project costs, as defined under the development agreement, to be paid to Salishan-Mohegan. Under the terms of Salishan-Mohegan's operating agreement, development fees earned by Salishan-Mohegan are distributed to Mohegan Ventures-NW. In 2006, pursuant to the development agreement, Salishan-Mohegan purchased an approximately 156-acre site for the casino resort. In addition, certain receivables contributed to Salishan-Mohegan and amounts advanced by Salishan-Mohegan on behalf of the Cowlitz Tribe are reimbursable to Salishan-Mohegan by the Cowlitz Tribe, subject to appropriate approvals defined under the development agreement.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a reconciliation of development fees, including accrued interest, (in thousands):

Development Fees
Balance, September 30, 2016	$4,925
Additions:
Fees earned, including interest receivable (1)	7,340
Deductions:
Payments received	(8,757)
Balance, September 30, 2017	$3,508
_________

(1)	Primarily recorded within retail, entertainment and other revenues in the accompanying consolidated statements of income and comprehensive income.
Under the terms of the management agreement, which became effective on May 21, 2017 following approval by the National Indian Gaming Commission, Salishan-Mohegan is obligated to manage, operate and maintain the casino resort for a period of seven years. The management agreement provides for management fees of 24% of net revenues, as defined under the management agreement, which approximates net income earned from the Cowlitz Project. Under the terms of Salishan-Mohegan’s operating agreement, management fees will be allocated to the current members of Salishan-Mohegan based on their respective membership interests. The following table presents a reconciliation of management fees (in thousands):

Management Fees
Balance, September 30, 2016	$—
Additions:
Fees earned (1)	6,047
Deductions:
Payments received (2)	(2,858)
Balance, September 30, 2017	$3,189
_________

(1)	Recorded within retail, entertainment and other revenues in the accompanying consolidated statements of income and comprehensive income.

(2)	Distributions to the Tribe totaled $512,000 based on their membership interest.
In March 2013, litigation commenced challenging the decision of the Assistant Secretary-Indian Affairs of the Department of the Interior to take the Cowlitz Project site into trust. In December 2014, the U.S. District Court for the District of Columbia granted summary judgment in favor of the federal government and Cowlitz Tribe, upholding the Record of Decision to take the site into trust. The plaintiffs appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In July 2016, the Circuit Court of Appeals affirmed the judgment of the District Court in its entirety. In November 2016, certain of the plaintiffs filed a petition to the U.S. Supreme Court for a writ of certiorari to overturn the Circuit Court of Appeals ruling. In April 2017, the U.S. Supreme Court denied the petition, thereby ending that challenge to the decision to take the Cowlitz Project site into trust.
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
In December 2015, CTGA obtained financing for the Cowlitz Project. The financing provided funding for construction of the Cowlitz Project and a partial repayment of the Salishan-Mohegan receivables. In connection with this transaction, Salishan-Mohegan was repaid $19.4 million of the Salishan-Mohegan receivables, a portion of which was used to repay certain outstanding debt of Salishan-Mohegan. Under the terms of the development agreement, the remaining outstanding Salishan-Mohegan receivables are to be repaid in equal monthly installments over a seven-year period commencing the first month following the opening of the Cowlitz Project, which occurred in April 2017, subject to conditions of the Cowlitz financing. As of September 30, 2017, the remaining outstanding Salishan-Mohegan receivables accrue interest at an annual rate of 12.74%. Pursuant to the development agreement, repayment of the remaining outstanding Salishan-Mohegan receivables may accelerate depending on the

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

level of available cash at the end of each fiscal year, subject to certain conditions as set forth in the development agreement, including conditions of the Cowlitz financing. Also, in connection with the Cowlitz financing, Salishan-Mohegan assigned the lease for the Cowlitz Project site to CTGA.
The Company maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Company's estimate of the probability that the receivables will be collected. The Company assesses the adequacy of this reserve on a quarterly basis. In fiscal 2016, the Company reduced the reserve following the financing of the Cowlitz Project. The Company further reduced the reserve in fiscal 2017 following the opening of ilani Casino Resort. Future developments relating to the Cowlitz Project, including cash flows generated by the casino and other matters affecting the project could affect the collectability of these receivables and the related reserve. As of September 30, 2017 and 2016, the Salishan-Mohegan receivables, including accrued interest, totaled $92.3 million and $81.9 million, respectively. As of September 30, 2017 and 2016, related reserves for doubtful collection totaled $9.2 million and $16.4 million, respectively. The Salishan-Mohegan receivables were included in other assets, net, in the accompanying consolidated balance sheets.
As of September 30, 2017 and 2016, Salishan-Mohegan had total assets of $90.0 million and $70.8 million, respectively, and total liabilities of $147.0 million and $67.5 million, respectively.

NOTE 13—MOHEGAN GAMING ADVISORS, LLC (PROJECT INSPIRE):
Mohegan Gaming Advisors, a wholly-owned subsidiary of the Company, currently holds a 50.19% membership interest in Inspire Integrated Resort, which was formed to pursue gaming opportunities in South Korea. The remaining 49.81% membership interest in Inspire Integrated Resort is held by an unrelated third-party and its affiliates. Inspire Integrated Resort is not a restricted entity of the Company, and therefore, is not a guarantor of the Company’s debt obligations.
In February 2016, Inspire Integrated Resort was awarded pre-approval for a gaming license to be issued upon the completion of construction of Project Inspire, a proposed integrated resort and casino to be located adjacent to the Incheon International Airport in South Korea. In August 2016, Inspire Integrated Resort entered into an implementation agreement with the Incheon International Airport Authority for the long-term lease and development of land at the project site adjacent to the airport.
Mohegan Gaming Advisors and its partner have each contributed approximately $100.0 million in cash into Project Inspire. The construction costs for Project Inspire are currently being funded by these contributions. As of September 30, 2017 and 2016, unused contributions, after factoring in the effect of the exchange rate, totaled $162.0 million and $205.8 million, respectively, and were included in non-current assets - restricted cash and cash equivalents and other assets, net in the accompanying consolidated balance sheets. As of September 30, 2017 and 2016, property and equipment, net, which consisted primarily of construction in process, totaled $49.2 million and $1.4 million, respectively.
As of September 30, 2017 and 2016, Inspire Integrated Resort had total assets of $212.8 million and $207.6 million, respectively, and total liabilities of $13.9 million and $1.3 million, respectively. Outstanding liabilities are anticipated to be funded by Inspire Integrated Resort's restricted cash and cash equivalents.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14—SEGMENT REPORTING:
As of September 30, 2017, the Company owns and operates, either directly or through subsidiaries, the Connecticut Facilities and the Pennsylvania Facilities. Substantially all of the Company's revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Company's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Company has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities. The Company's operations related to investments in unconsolidated affiliates and certain other Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.

	For the Fiscal Years Ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2015
Net revenues:
Mohegan Sun	$1,079,920	$1,022,076	$994,010
Mohegan Sun Pocono	278,938	298,677	295,135
Corporate and other	21,385	19,133	7,567
Inter-segment revenues	(240)	(5,092)	(5,092)
Total	$1,380,003	$1,334,794	$1,291,620
Income (loss) from operations:
Mohegan Sun	$249,403	$237,605	$212,211
Mohegan Sun Pocono	33,145	41,445	45,817
Corporate and other	(25,313)	(17,907)	(24,853)
Total	257,235	261,143	233,175
Accretion of discount to the redemption liability	(3,840)	—	—
Accretion of discount to the relinquishment liability	—	—	(227)
Interest income	13,732	9,560	7,983
Interest expense, net of capitalized interest	(114,319)	(136,194)	(143,876)
Loss on modification and early extinguishment of debt	(74,888)	(484)	(3,987)
Loss from unconsolidated affiliates	(1,509)	(939)	(972)
Other income (expense), net	6	(9)	43
Net income	76,417	133,077	92,139
(Income) loss attributable to non-controlling interests	(972)	(427)	2,255
Net income attributable to Mohegan Tribal Gaming Authority	$75,445	$132,650	$94,394
Comprehensive income:
Foreign currency translation	(8,446)	10,495	—
Other comprehensive income (loss)	(8,446)	10,495	—
Other comprehensive (income) loss attributable to non-controlling interests	4,465	(5,389)	—
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	(3,981)	5,106	—
Comprehensive income attributable to Mohegan Tribal Gaming Authority	$71,464	$137,756	$94,394

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Fiscal Years Ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2015
Capital expenditures incurred:
Mohegan Sun	$57,033	$39,921	$24,521
Mohegan Sun Pocono	6,897	7,575	5,448
Corporate and other	37,603	1,466	55
Total	$101,533	$48,962	$30,024

(in thousands)	September 30, 2017	September 30, 2016
Total assets:
Mohegan Sun	$1,333,012	$1,332,231
Mohegan Sun Pocono	582,241	551,116
Corporate and other	320,428	344,615
Total	$2,235,681	$2,227,962

MOHEGAN TRIBAL GAMING AUTHORITY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2017, 2016 and 2015
(in thousands)

	Column A	Column B	Column C	Column D
	Balances at Beginning of Year	Charges to Costs and Expenses	Deductions from Reserves (1)	Balances at End of Year
Description:
Fiscal Year ended September 30, 2017
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$27,384	$3,392	$9,991	$20,785
Fiscal Year ended September 30, 2016
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$42,335	$3,526	$18,477	$27,384
Fiscal Year ended September 30, 2015
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$38,636	$5,878	$2,179	$42,335
 ________________________

(1)
Deductions from reserves generally represent write-off of uncollectible accounts, net of recoveries of accounts previously written-off. In fiscal 2017, deductions from reserves primarily include $9.2 million related to the Salishan-Mohegan receivables. In fiscal 2016, deductions from reserves primarily include $7.3 million related to the Salishan-Mohegan receivables and $9.8 million related to the WTG receivables.

S-1