Form 10-Q
period 2017-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2018-02-14
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$113,020	$88,953
Restricted cash and cash equivalents	332	899
Receivables, net of allowance for doubtful accounts of $9,843 and $11,554, respectively	42,362	41,932
Inventories	15,459	14,952
Due from Mohegan Tribe	384	213
Other current assets	22,993	20,408
Total current assets	194,550	167,357
Non-current assets:
Restricted cash and cash equivalents	147,014	149,204
Property and equipment, net	1,384,838	1,353,976
Goodwill	39,459	39,459
Other intangible assets, net	403,805	403,908
Due from Mohegan Tribe	3,223	2,969
Other assets, net	123,908	118,808
Total assets	$2,296,797	$2,235,681
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$75,577	$75,131
Trade payables	11,901	13,979
Construction payables	27,866	24,496
Accrued interest payable	9,426	19,027
Due to Mohegan Tribe	2,805	2,948
Other current liabilities	155,335	139,478
Total current liabilities	282,910	275,059
Non-current liabilities:
Long-term debt, net of current portion	1,596,771	1,576,078
Redemption note payable	74,491	—
Redemption liability	—	72,351
Other long-term liabilities	2,409	3,024
Total liabilities	1,956,581	1,926,512
Commitments and Contingencies
Capital:
Retained earnings	213,464	196,645
Accumulated other comprehensive income	7,554	1,125
Mohegan Tribal Gaming Authority total capital	221,018	197,770
Non-controlling interests	119,198	111,399
Total capital	340,216	309,169
Total liabilities and capital	$2,296,797	$2,235,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2017	December 31, 2016
Revenues:
Gaming	$287,006	$285,075
Food and beverage	21,820	23,056
Hotel	14,907	14,703
Retail, entertainment and other	32,888	34,465
Gross revenues	356,621	357,299
Less-Promotional allowances	(25,137)	(26,307)
Net revenues	331,484	330,992
Operating costs and expenses:
Gaming*	164,315	169,382
Food and beverage	10,189	10,329
Hotel*	7,005	6,203
Retail, entertainment and other	11,617	15,387
Advertising, general and administrative*	50,377	50,396
Corporate*	12,153	11,188
Depreciation and amortization	20,207	18,212
(Gain) loss on disposition of assets	(79)	20
Pre-opening	700	455
Total operating costs and expenses	276,484	281,572
Income from operations	55,000	49,420
Other income (expense):
Accretion of discount to the redemption liability	(1,733)	—
Interest income	3,869	2,900
Interest expense, net of capitalized interest	(28,336)	(30,035)
Loss on modification and early extinguishment of debt	—	(73,796)
Income (loss) from unconsolidated affiliates	175	(731)
Other income (expense), net	(285)	1
Total other expense	(26,310)	(101,661)
Net income (loss)	28,690	(52,241)
Loss attributable to non-controlling interests	519	619
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$29,209	$(51,622)
Comprehensive income (loss):
Foreign currency translation adjustment	14,747	(18,310)
Other comprehensive income (loss)	14,747	(18,310)
Other comprehensive (income) loss attributable to non-controlling interests	(8,318)	9,413
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	6,429	(8,897)
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$35,638	$(60,519)

The accompanying notes are an integral part of these condensed consolidated financial statements.
* These financial statement line items include costs and expenses associated with related party transactions (refer to Note 4).

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mohegan Tribal Gaming Authority Total Capital	Non-controlling Interests	Total Capital
Balance, September 30, 2017	$196,645	$1,125	$197,770	$111,399	$309,169
Net income	29,209	—	29,209	(519)	28,690
Foreign currency translation adjustment	—	6,429	6,429	8,318	14,747
Distributions to Mohegan Tribe	(12,000)	—	(12,000)	—	(12,000)
Distributions from Salishan-Mohegan, LLC to Mohegan Tribe	(390)	—	(390)	—	(390)
Balance, December 31, 2017	$213,464	$7,554	$221,018	$119,198	$340,216

Balance, September 30, 2016	$249,102	$5,106	$254,208	$108,444	$362,652
Net loss	(51,622)	—	(51,622)	(619)	(52,241)
Foreign currency translation adjustment	—	(8,897)	(8,897)	(9,413)	(18,310)
Distributions to Mohegan Tribe	(12,000)	—	(12,000)	—	(12,000)
Balance, December 31, 2016	$185,480	$(3,791)	$181,689	$98,412	$280,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended	For the Three Months Ended
	December 31, 2017	December 31, 2016
Cash flows provided by (used in) operating activities:
Net income (loss)	$28,690	$(52,241)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	20,207	18,212
Accretion of discount to the redemption liability	1,733	—
Loss on modification and early extinguishment of debt, net	—	65,218
Amortization of debt issuance costs, premiums and discounts	2,270	1,843
Provision for losses on receivables	832	653
(Gain) loss on disposition of assets	(79)	20
(Income) loss from unconsolidated affiliates	(175)	731
Loss on foreign currency exchange rate	—	3
Changes in operating assets and liabilities:
Increase in receivables	(898)	(942)
Increase in inventories	(507)	(132)
Increase in other assets	(5,943)	(4,062)
Decrease in trade payables	(2,078)	(2,196)
Increase (decrease) in accrued interest	(9,601)	3,368
Decrease in other liabilities	(2,922)	(3,302)
Net cash flows provided by operating activities	31,529	27,173
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including increase (decrease) in construction payables of $3,370 and $(5,055), respectively	(44,387)	(15,702)
Issuance of third-party loans and advances	(309)	(446)
Payments received on third-party loans and advances	46	43
Decrease in restricted cash and cash equivalents, net	12,446	2,681
Proceeds from asset sales	123	29
Investments in unconsolidated affiliates	(1,225)	(325)
Net cash flows used in investing activities	(33,306)	(13,720)
Cash flows provided by (used in) financing activities:
Prior Senior Secured Credit Facility borrowings - Revolving	—	35,000
Prior Senior Secured Credit Facility repayments - Revolving	—	(48,000)
Prior Senior Secured Credit Facility repayments - Term Loan A	—	(99,986)
Prior Senior Secured Credit Facility repayments - Term Loan B	—	(778,175)
Senior Secured Credit Facility borrowings - Revolving	62,000	210,000
Senior Secured Credit Facility repayments - Revolving	(27,000)	(111,000)
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	—	441,965
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	—	777,150
Prior Line of Credit borrowings	—	9,735
Prior Line of Credit repayments	—	(9,735)
Line of Credit borrowings	164,879	138,613
Line of Credit repayments	(164,879)	(138,613)
Proceeds from issuance of Senior Unsecured Notes, net of discount	—	496,355
Mohegan Expo Credit Facility borrowings - Term Loan	3,200	—
Downs Lodging Credit Facility repayments - Term Loan	—	(21,656)
Repayments to Mohegan Tribe	—	(12,920)
Repayments of other long-term debt	(69)	(785,259)
Payments on capital lease obligations	—	(1,521)
Distributions to Mohegan Tribe	(12,000)	(12,000)
Distributions from Salishan-Mohegan, LLC to Mohegan Tribe	(390)	—
Payments of tender offer and repurchase costs	—	(50,308)
Payments of financing fees	(19)	(22,092)
Net cash flows provided by financing activities	25,722	17,553
Net increase in cash and cash equivalents	23,945	31,006
Effect of exchange rate on cash and cash equivalents	122	(3)
Cash and cash equivalents at beginning of period	88,953	83,743
Cash and cash equivalents at end of period	$113,020	$114,746

Supplemental disclosures:
Cash paid during the period for interest	$36,026	$24,826
Non-cash Senior Secured Credit Facility repayments - Term Loan A and Term Loan B	$18,650	$18,651
Conversion of Redemption Liability to Redemption Note Payable	$74,084	$—
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
As of December 31, 2017, the following subsidiaries were wholly-owned by the Company: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Lacrosse, LLC (“Mohegan Lacrosse”), Mohegan Expo Center, LLC (“Mohegan Expo”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”) and Mohegan Gaming Advisors, LLC (“Mohegan Gaming Advisors”).
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
Mohegan Ventures-NW and a subsidiary of the Tribe also hold 49.15% and 10.85% membership interests in Salishan-Mohegan Development Company, LLC (“SMDC”), respectively. SMDC was formed as a joint venture development entity to which Salishan-Mohegan assigned the right of first refusal for certain subsequent material expansion or future development, as provided in the development agreement for the Cowlitz Project.

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

NOTE 2—BASIS OF PRESENTATION:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments, including normal recurring accruals and adjustments, necessary for a fair statement of the Company's operating results for the interim period, have been included.
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, the Company's operating results for the three months ended December 31, 2017 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries and entities. In accordance with authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”) pertaining to consolidation of variable interest entities (“VIE”), the accounts of Salishan-Mohegan are

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

consolidated into the accounts of Mohegan Ventures-NW (refer to Note 6), the accounts of Inspire Integrated Resort are consolidated into the accounts of Mohegan Gaming Advisors (refer to Note 7) and the accounts of NEBW are consolidated into the accounts of Mohegan Lacrosse as Mohegan Ventures-NW, Mohegan Gaming Advisors and Mohegan Lacrosse are deemed to be the primary beneficiaries. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. To determine whether the Company's interest in a VIE could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement in the VIE. The Company assesses whether it is the primary beneficiary of a VIE or the holder of a significant variable interest in a VIE on an on-going basis. In consolidation, all inter-company balances and transactions were eliminated.
Long-Term Receivables
Long-term receivables, which are included in other assets, net, in the accompanying condensed consolidated balance sheets, consist primarily of receivables from affiliates and others.
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
Long-term receivables from others consist of funds loaned to a third-party in connection with the Cowlitz Project and a loan to a tenant of Mohegan Sun. The Company considered maintaining a reserve for doubtful collection of these receivables based on the Company's estimate of the probability that the receivables will be collected considering historical experience, creditworthiness of the related third-party and tenant and all other available information; however, no such reserve was deemed necessary as of December 31, 2017 and September 30, 2017.
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
The following table presents a reconciliation of long-term receivables and the related reserve for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Others	Total
Balance, September 30, 2017 (1)	$92,304	$5,286	$97,590
Additions:
Advances and other loans, including interest receivable	2,866	506	3,372
Deductions:
Reclassification to current portion	—	(49)	(49)
Balance, December 31, 2017 (1)	$95,170	$5,743	$100,913
__________

(1)	Includes interest receivable of $64.5 million and $61.5 million as of December 31, 2017 and September 30, 2017, respectively.

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Others	Total
Balance, September 30, 2017	$9,230	$—	$9,230
Additions:
Charges to bad debt expense	287	—	287
Balance, December 31, 2017	$9,517	$—	$9,517
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
The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, receivables, trade payables and promissory notes and certain credit facilities approximates fair value. The estimated fair value of the Company's financing facilities and notes were as follows (in thousands):

	December 31, 2017
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$35,000	$34,956
Senior Secured Credit Facility - Term Loan A	$371,425	$380,141
Senior Secured Credit Facility - Term Loan B	$759,737	$782,979
2016 7 7/8% Senior Unsecured Notes	$487,944	$513,750
Mohegan Expo Credit Facility - Term Loan	$16,298	$17,900
The estimated fair values of the Company's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about December 31, 2017.
Additional Cash Flow Information
On December 31, 2017 and 2016, the bank that administers the Company’s debt service payments for its senior secured credit facilities made required principal payments on behalf of the Company totaling $18.7 million but did not accordingly debit the Company’s bank account for these payments. As of December 31, 2017 and 2016, the Company reflected these transactions as reductions to current portion of long-term debt and corresponding increases to other current liabilities. On the respective following banking days, the bank withdrew the payments from the Company’s bank account, resulting in reductions to the Company’s cash and cash equivalents and other current liabilities. Accordingly, the Company classified the payments made by the bank as non-cash financing outflows and the related amounts owed to the bank as non-cash financing inflows in the accompanying condensed consolidated statements of cash flows for the three months ended December 31, 2017 and 2016.

In addition, please refer to Note 6 for a description of certain non-cash transactions relating to the Cowlitz Project.
New Accounting Standards
The following accounting standard was adopted during the three months ended December 31, 2017:
In October 2016, the FASB issued an accounting standards update which modifies existing guidance with respect to the method utilized by a decision maker, which holds an indirect interest in a VIE through a common control party, to determine whether it is the primary beneficiary of the VIE. This guidance is required for annual reporting periods beginning after December 15, 2016, and interim reporting periods thereafter. The Company adopted this guidance in its first quarter of fiscal 2018 and its adoption did not impact the Company's financial statements.

The following accounting standards will be adopted in future reporting periods:
In May 2014, the FASB issued an accounting standards update on revenue recognition pertaining to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. This guidance is required to be applied on a retrospective basis, using one of two methodologies, and was to be effective for annual reporting periods beginning after December 15, 2016, with early application not being permitted. However, in July 2015, the FASB deferred the effective date by one year. This guidance is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Entities are permitted to adopt the guidance as of the original

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

effective date. The FASB has since issued several accounting standards updates to further clarify this guidance including: (1) principal versus agent considerations, (2) identifying performance obligations and licensing, (3) narrow-scope improvements and practical expedients and (4) technical corrections and improvements. The Company is currently assessing the impact the adoption of this guidance will have on its consolidated financial statements and accompanying notes. Under the new guidance, the Company believes that it will no longer be permitted to recognize revenues for complimentary goods and services that are provided to patrons to incentivize gaming activities as gross revenues with a corresponding offset to promotional allowances to arrive at net revenues. Instead, the Company expects that a majority of such revenues, that are complimentary in nature, will be recorded as an offset to gaming revenues. Under the new guidance, the accounting for Momentum Dollars awarded under the Company’s loyalty rewards program will also change. Momentum Dollars earned by patrons through past revenue transactions will be identified as separate performance obligations and recorded as reductions to gaming revenues when earned at the retail value of such benefits owed to the patrons (less estimated breakage). Upon redemption of these benefits by patrons and the fulfillment of the related performance obligations by the Company, revenues will be recorded within the revenue segment that provided the goods or services (food and beverage, hotel or retail, entertainment and other). In addition, this guidance provides substantial revision to annual and interim financial statement disclosures. This guidance allows for either full retrospective adoption, meaning that the guidance should be applied to all periods presented, or modified retrospective adoption, meaning that the guidance should be applied only to the most current period presented with the cumulative effect of its adoption recognized at the date of initial application. The Company expects to adopt this guidance in its first quarter of fiscal 2019 on a full retrospective basis.
In February 2016, the FASB issued new guidance pertaining to leases based on the principle that entities should recognize assets and liabilities arising from leases. This guidance does not significantly change lessees’ recognition, measurement and presentation of expenses and cash flows from previous accounting standards. Leases are classified as operating or financing. The primary change in the guidance is the requirement for entities to recognize right-of-use assets representing the right to use leased assets and lease liabilities for payments during the term of operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize assets and liabilities for leases with terms of twelve months or less. Lessors' treatment of leases under this guidance is largely unchanged from previous accounting standards. In addition, the guidance expands disclosure requirements for lease arrangements. This guidance is required to be applied on a modified retrospective basis, which includes a number of practical expedients, and is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods, with early application permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.
In November 2016, the FASB issued an accounting standards update which clarifies the classification and presentation of restricted cash in the statement of cash flows. The update requires that a statement of cash flows explain the total change during the period in cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This guidance is required to be applied on a retrospective basis and is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods, with early application permitted. The Company expects to adopt this guidance in its first quarter of fiscal 2019 and is currently evaluating the impact that it will have on its statement of cash flows.
In January 2017, the FASB issued an accounting standards update which eliminates the second step in the goodwill impairment test that requires an entity to determine the implied fair value of the reporting unit's goodwill. Instead, an entity would recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. This guidance is required to be applied to goodwill impairment tests conducted for annual reporting periods beginning after December 15, 2019, including interim reporting periods, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	December 31, 2017	September 30, 2017
Senior Secured Credit Facility - Revolving, due October 2021	$35,000	$—
Senior Secured Credit Facility - Term Loan A, due October 2021, net of discount and debt issuance costs of $6,825 and $7,415, respectively	371,425	387,523
Senior Secured Credit Facility - Term Loan B, due October 2023, net of discount and debt issuance costs of $17,413 and $18,073, respectively	759,737	761,039
2016 7 7/8% Senior Unsecured Notes, due October 2024, net of discount and debt issuance costs of $12,056 and $12,383, respectively	487,944	487,617
Mohegan Expo Credit Facility, due April 2022, net of debt issuance costs of $1,602 and $1,683, respectively	16,298	13,017
Other	1,944	2,013
Long-term debt	1,672,348	1,651,209
Less: current portion of long-term debt	(75,577)	(75,131)
Long-term debt, net of current portion	$1,596,771	$1,576,078
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
As of December 31, 2017, amounts outstanding under the Revolving Facility, Term Loan A Facility and Term Loan B Facility totaled $35.0 million, $378.3 million and $777.2 million, respectively. As of December 31, 2017, letters of credit issued under the Revolving Facility totaled $50.2 million, of which no amounts were drawn. Inclusive of letters of credit, which reduce borrowing availability under the Revolving Facility, the Company had approximately $84.8 million of borrowing capacity under its Revolving Facility and Line of Credit as of December 31, 2017.
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
As of December 31, 2017, interest on the $35.0 million outstanding under the Revolving Facility was based on a base rate of 4.50% plus 275 basis points. The commitment fee was 0.50% as of December 31, 2017. As of December 31, 2017, the $378.3 million outstanding under the Term Loan A Facility was comprised of a $10.1 million base rate loan based on a base rate of 4.50% plus 275 basis points and a $368.2 million Eurodollar rate loan based on a Eurodollar rate of 1.57% plus 375 basis points. As of December 31, 2017, the $777.2 million outstanding under the Term Loan B Facility was comprised of a $19.9 million base rate loan based on a base rate of 4.50% plus 300 basis points and a $757.3 million Eurodollar rate loan based on a Eurodollar rate of 1.57% plus 400 basis points. As of December 31, 2017 and September 30, 2017, accrued interest, including commitment fees, on the Senior Secured Credit Facilities was $1.0 million and $829,000, respectively.
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
As of December 31, 2017, the Company and the Tribe were in compliance with all respective covenant requirements under the Senior Secured Credit Facilities.
Senior Unsecured Notes
2016 7 7/8% Senior Unsecured Notes
In October 2016, the Company issued $500.0 million senior unsecured notes with fixed interest payable at a rate of 7.875% per annum (the “2016 Senior Unsecured Notes”). The 2016 Senior Unsecured Notes mature on October 15, 2024. Interest on the 2016 Senior Unsecured Notes is payable semi-annually in arrears on April 15 and October 15. As of December 31, 2017 and September 30, 2017, accrued interest on the 2016 Senior Unsecured Notes was $8.3 million and $18.1 million, respectively.
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
As of December 31, 2017, the Company and the Tribe were in compliance with all respective covenant requirements under the 2016 Senior Unsecured Notes indenture.
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
Facility Agreement for Senior Unsecured Notes
In November 2015, the Company entered into an agreement (the “Facility Agreement”) by and among the Company, the Tribe and UBS AG, London Branch (“UBS”). Pursuant to the Facility Agreement, the Company may currently issue, from time to time, to UBS or its designee, senior unsecured notes in an aggregate principal amount of up to $100.0 million, in varying amounts and with varying borrowing dates, maturities and interest rates, as agreed with UBS or its designee.
Line of Credit
In October 2016, in connection with the new Senior Secured Credit Facilities, the Company entered into a $25.0 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable margin based on the Company's total leverage ratio, as each term is defined under the Line of Credit, as amended. As of December 31, 2017, no amount was drawn on the Line of Credit. Borrowings under the Line of Credit are uncollateralized general obligations of the Company. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facilities. As of December 31, 2017, the Company was in compliance with all covenant requirements under the Line of Credit. As of December 31, 2017 and September 30, 2017, accrued interest on the Line of Credit was $39,000 and $37,000, respectively.
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
The Mohegan Expo Credit Facility matures on April 22, 2022. Principal outstanding under the Mohegan Expo Credit Facility amortizes at a rate of 7.5% per annum, payable quarterly, commencing October 1, 2018. As of December 31, 2017, borrowings under the Mohegan Expo Credit Facility accrued interest at a variable rate per annum equal to the following: the product of (a) the sum of (i) the LIBOR rate and (ii) 4.79% and (b) 70 basis points. There is also a fee of 0.50% per annum charged on undrawn amounts, payable quarterly in arrears. Interest is payable monthly through July 1, 2018 and quarterly in arrears thereafter through the maturity date. Mohegan Expo is required to maintain a six-month debt service reserve in a designated account under the Mohegan Expo Credit Facility. As of December 31, 2017, interest on the $17.9 million outstanding under the Mohegan Expo Credit Facility was based on a rate of 4.31%.
The Mohegan Expo Credit Facility is a senior secured obligation of Mohegan Expo, collateralized by: (1) all existing and future assets of Mohegan Expo and (2) a contribution agreement pursuant to which the Company has agreed to make certain

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

contingent cash contributions to Mohegan Expo to the extent required to: (a) complete the Mohegan Sun Exposition and Convention Center or (b) fund any shortfalls in the repayment of debt service under the Mohegan Expo Credit Facility. The Mohegan Expo Credit Facility subjects Mohegan Expo to certain covenant requirements customarily found in loan agreements for similar transactions. As of December 31, 2017 and September 30, 2017, accrued interest on the Mohegan Expo Credit Facility was $88,000 and $65,000, respectively.

NOTE 4—RELATED PARTY TRANSACTIONS:
Distributions
Distributions to the Tribe totaled $12.0 million for each of the three months ended December 31, 2017 and 2016.
Under the terms of Salishan-Mohegan’s operating agreement, management fees are allocated to the current members of Salishan-Mohegan based on their respective membership interests (refer to Note 6). Distributions to the Tribe in connection with this agreement totaled $390,000 for the three months ended December 31, 2017.

Services
The Tribe provides certain governmental and administrative services in connection with the operations of Mohegan Sun and Mohegan Sun Pocono. Expenses incurred for such services were recorded within operating costs and expenses in the accompanying condensed consolidated statements of income (loss) and comprehensive income (loss) as follows (in millions):

	For the Three Months Ended
	December 31, 2017	December 31, 2016
Gaming	$1.4	$1.1
Advertising, general and administrative	5.8	5.3
Corporate	1.7	1.6
Total	$8.9	$8.0
The Company purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Company incurred costs for such utilities totaling $4.7 million and $4.2 million for the three months ended December 31, 2017 and 2016, respectively. These costs were recorded within advertising, general and administrative costs and expenses in the accompanying condensed consolidated statements of income (loss) and comprehensive income (loss).
Leases
The Company leases the land on which Mohegan Sun is located from the Tribe under a long-term lease agreement. This lease agreement was amended and restated in October 2016. The lease agreement requires the Company to make a nominal annual rental payment. This lease has an initial term of 25 years and is renewable for an additional 25-year term upon expiration.
In July 2008, the Company entered into an additional land lease agreement with the Tribe relating to property located adjacent to the Tribe's reservation that is utilized by Mohegan Sun for employee parking. This lease agreement required the Company to make monthly payments equaling $75,000 until maturity on June 30, 2018. The Company classified this lease as a capital lease for financial reporting purposes due to the existence of a bargain purchase option at the expiration of the lease. This land lease was paid off and terminated in October 2016 and the property was merged into the land under the long-term lease agreement with the Tribe referenced above.
In March 2015, the Company entered into a sublease agreement with a subsidiary of the Tribe, the Mohegan Tribal Finance Authority, to sublease the Earth Hotel Tower and related improvements for the purpose of operating the hotel on a triple net basis for a term of 28 years and 4 months. The Company also entered into a similar sublease agreement with the Tribe to sublease a related connector which connects the Earth Hotel Tower to the Sky Hotel lobby. Rental payments under these leases commenced with the opening of the Earth Hotel Tower, which occurred in November 2016. The Company classified these leases as operating leases for financial reporting purposes in accordance with authoritative guidance issued by the FASB pertaining to the accounting for leases. On December 15, 2017, the Company purchased the connector for a purchase price of $8.5 million and terminated the related sublease agreement. The Company incurred lease expenses associated with these leases totaling $2.3 million and $1.7 million for the three months ended December 31, 2017 and 2016, respectively. These expenses were recorded within hotel operating costs and expenses in the accompanying condensed consolidated statements of income (loss) and comprehensive income (loss).

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Due from Mohegan Tribe
As of December 31, 2017 and September 30, 2017, due from Mohegan Tribe consisted primarily of a long-term loan receivable due from the Tribe. The Company, together with the Tribe, offer a benefit plan for certain eligible employees (the “Mohegan Benefit Plan”). The Mohegan Benefit Plan is sponsored by the Tribe for the benefit of participants who authorize the purchase of life insurance policies as a means of providing certain life insurance benefits to the participants and their spouses as joint insured. The life insurance policies are established on the life of each participant, and each premium contribution provided by the Company to the Tribe on behalf of the participant is treated as a loan from the Company to the Tribe and, in turn, as a loan from the Tribe to the participant, for legal, tax and financial reporting purposes. The loans from the Company to the Tribe are recorded as a long-term loan receivable. This loan receivable is required to be repaid by the Tribe. Accordingly, the Tribe retains an interest in each participant’s death benefit from the life insurance policies that will provide the Company with full repayment of the accumulated loan receivable at the death of the applicable participants insured under the life insurance policies.
Due to Mohegan Tribe
As of December 31, 2017 and September 30, 2017, due to Mohegan Tribe consisted primarily of outstanding lease payments related to the Earth Hotel Tower and connector.
Other
As of December 31, 2017 and September 30, 2017, funds loaned, including accrued interest, to Salishan Company, LLC and its owner in connection with the Cowlitz Project which are included in other assets, net in the accompanying condensed consolidated balance sheets totaled $5.6 million and $5.1 million, respectively.

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
In September 2009, the Company entered into a settlement agreement with the State of Connecticut regarding contribution payments on the Company's free promotional slot play program. Under the terms of the settlement agreement, effective July 1, 2009, the State of Connecticut agreed that no value shall be attributed to free promotional slot plays utilized by patrons at Mohegan Sun for purposes of calculating monthly contribution payments, provided that the aggregate amount of free promotional slot plays during any month does not exceed a certain threshold of gross revenues from slot machines for such month. In the event free promotional slot plays granted by the Company exceed such threshold, contribution payments are required on such excess face amount of free promotional slot plays at the same rate as Slot Win Contribution payments, or 25%. The threshold before contribution payments on free promotional slot plays are required is currently 11% of gross revenues from slot machines.
The Company reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $36.5 million and $37.0 million for the three months ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and September 30, 2017, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $12.5 million and $13.0 million, respectively, and were included in other current liabilities in the accompanying condensed consolidated balance sheets.
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
The Pennsylvania Race Horse Development and Gaming Act stipulates that holders of Category One slot machine licenses must pay a portion of revenues from slot machines to the PGCB on a daily basis (“Pennsylvania Slot Machine Tax”), which included local share assessments to be paid to or for the support of the counties and municipalities hosting Mohegan Sun Pocono and assessments for the development and support of horse racing in the commonwealth of Pennsylvania. The Pennsylvania Slot

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Machine Tax, including assessments, has approximated 55% of gross revenues from slot machines. By statute, 2% of the Pennsylvania Slot Machine Tax was subject to a $10.0 million minimum annual threshold to ensure that the host cities and municipalities receive an annual minimum of $10.0 million in local share assessments. On September 28, 2016, the Pennsylvania Supreme Court declared this provision to be unconstitutional and imposed a deadline for legislative action which was subsequently extended to and expired on May 26, 2017. Downs Racing continued to pay local share assessments equal to the $10.0 million annual minimum to Plains Township under a memorandum of understanding. On October 30, 2017, the Governor of Pennsylvania signed into law Act 42 of 2017, which amends the Pennsylvania Race Horse Development and Gaming Act. Among other things, Act 42 of 2017 abolished the 2% or $10.0 million local share assessments and replaced it with a new $10.0 million slot machine operation fee. The new slot machine operation fee was effective for the 2017 calendar year, with credits for amounts paid towards the prior local share assessments. Effective January 1, 2018, Act 42 of 2017 also increased the effective Pennsylvania Slot Machine Tax by 1%. Downs Racing maintains a $1.5 million escrow deposit in the name of the Commonwealth of Pennsylvania for the Luzerne County portion of Pennsylvania Slot Machine Tax payments, which was included in other assets, net in the accompanying condensed consolidated balance sheets.

The Company reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $27.2 million and $27.7 million for the three months ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and September 30, 2017, outstanding Pennsylvania Slot Machine Tax payments totaled $7.5 million and $5.4 million, respectively, and were included in other current liabilities in the accompanying condensed consolidated balance sheets.

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
The Company reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.6 million and $1.8 million for the three months ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and September 30, 2017, outstanding Pennsylvania Table Game Tax payments totaled $125,000 and $100,000, respectively, and were included in other current liabilities in the accompanying condensed consolidated balance sheets.
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
The Company reflected expenses associated with the Pennsylvania Regulatory Fee totaling $1.3 million and $1.2 million for the three months ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and September 30, 2017, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $162,000 and $145,000, respectively, and were included in other current liabilities in the accompanying condensed consolidated balance sheets.
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
In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee. The Company reflected expenses associated with this repayment schedule totaling $149,000 and $152,000 for the three months ended December 31, 2017 and 2016, respectively.
Pursuant to Act 42 of 2017, on December 1, 2017, the PGCB issued an administrative order establishing a repayment schedule for the Initial Loans. Under the repayment schedule, quarterly payments commenced in January 2018 and will continue

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

through June 2019. Accordingly, in fiscal 2017, the Company recorded a $3.2 million charge for its portion of the Initial Loans. As of December 31, 2017 and September 30, 2017, the related liability was included in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.
Horsemen’s Agreement
Downs Racing and the Pennsylvania Harness Horsemen’s Association (the “PHHA”) are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2018. As of December 31, 2017 and September 30, 2017, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, totaled $5.1 million and $4.9 million, respectively, and were included in other current liabilities in the accompanying condensed consolidated balance sheets.
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
The Company reflected payments associated with the Priority Distribution Agreement totaling $10.0 million for each of the three months ended December 31, 2017 and 2016.
Litigation and Legal Proceedings
On February 2, 2017, the Company was informed by a representative of the PGCB’s Office of Enforcement Counsel (the “OEC”) that the OEC was nearing completion of a review of possible operational control deficiencies at Mohegan Sun Pocono and, based on the OEC’s preliminary findings, the OEC anticipated that Mohegan Sun Pocono would be subject to disciplinary action, including a fine and undertakings to remediate the issues identified by the OEC. The operational control deficiencies related to, among other things, the Company's system of tracking and reporting the issuance of certain patron incentives such as free promotional slot play.
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
On September 26, 2017, the Company entered into two consent agreements with the PGCB. Under these agreements, the Company agreed to perform certain remediation measures relating to its operations at its Mohegan Sun Pocono facility, including retaining a Chief Compliance Officer and establishing a Compliance Committee, and paying fines totaling $1.0 million. One consent agreement covers fines and remediation for failures related to certain operational controls and the other agreement covers remediation and fines for failure to ensure licensure of gaming service providers, including ReferLocal, as required under Pennsylvania gaming regulations.
On December 13, 2017, upon the recommendation of the OEC, the PGCB approved each of the consent agreements mentioned in the previous paragraph. The Company paid the $1.0 million in fines on December 15, 2017. The Company believes that the approval of the consent agreements by the PGCB concludes the OEC’s current review of operational controls at the Mohegan Sun Pocono facility.
In addition, in connection with the Company’s MMCT project in East Windsor, Connecticut, the Tribe entered into an agreement to amend the Mohegan Compact and an agreement to amend the MOU with the State of Connecticut (the “State”), which were signed by the Governor of Connecticut on July 20, 2017 and submitted to the United States Secretary of the Interior (the “Secretary”) for approval or disapproval on or about August 2, 2017. The Secretary returned the amendments, along with

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

substantially similar amendments submitted by MPT, by letter dated September 15, 2017, but did not approve or disapprove the amendments or publish notice of approval in the Federal Register. On November 29, 2017, the State, joined by the Tribe and MPT, filed suit in United States District Court for the District of Columbia to compel the Secretary to publish notice of approval. On December 22, 2017, the State, the Tribe and MPT filed a motion for summary judgment. On February 5, 2018, the federal defendants filed a motion for partial dismissal, seeking the dismissal of claims with regard to MPT, including any claims by the State or the Tribe related to MPT’s gaming procedures under federal law.
The Company is a defendant in various other claims and legal actions resulting from its normal course of business, primarily relating to personal injuries to patrons and damages to patrons' personal assets. The Company estimates litigation claims expense and accrues for such liabilities based upon historical experience. In management's opinion, the aggregate liability, if any, arising from such litigations will not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 6—MOHEGAN VENTURES-NORTHWEST, LLC (COWLITZ PROJECT):
Mohegan Ventures-NW, a wholly-owned subsidiary of the Company, is a member of Salishan-Mohegan. Salishan-Mohegan was formed to participate in the development and management of ilani Casino Resort, a gaming and entertainment facility owned by the federally-recognized Cowlitz Tribe and CTGA, which opened in April 2017 on the Cowlitz reservation in Clark County, Washington. Mohegan Ventures-NW, Salishan Company, LLC (“Salishan Company”), an unrelated entity, and a subsidiary of the Tribe previously held membership interests in Salishan-Mohegan of 49.15%, 40% and 10.85%, respectively.
In April 2017, Salishan Company and Salishan-Mohegan entered into a membership interest redemption and withdrawal agreement (the “Redemption and Withdrawal Agreement”), pursuant to which Salishan-Mohegan agreed to redeem all of Salishan Company’s right, title and interest in and to its membership interests of Salishan-Mohegan, and Salishan Company agreed to resign and irrevocably withdraw as a member of Salishan-Mohegan. As a result of this withdrawal and the retirement of the related shares, Mohegan Ventures-NW and a subsidiary of the Tribe now hold membership interests in Salishan-Mohegan of 81.92% and 18.08%, respectively. In connection with the Redemption and Withdrawal Agreement, the parties also formed a new joint venture development entity, SMDC, to which Salishan-Mohegan assigned the right of first refusal for certain subsequent material expansion or future development, as provided in the development agreement for the Cowlitz Project. Mohegan Ventures-NW, Salishan Company and a subsidiary of the Tribe hold membership interests in SMDC of 49.15%, 40% and 10.85%, respectively.
Salishan-Mohegan and SMDC are not restricted entities of the Company, and therefore, are not guarantors of the Company’s debt obligations.
As consideration for the redemption, Salishan-Mohegan agreed to pay Salishan Company a redemption price, the amount of which was to be determined by binding arbitration. Arbitration was conducted in November 2017 and, on December 4, 2017, the arbitrator determined a final redemption price in the amount of $114.8 million (the “Redemption Price”). Accordingly, in accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, the Company recorded a $68.5 million redemption liability (the “Redemption Liability”) based on the present value of the Redemption Price at April 14, 2017. The Redemption Liability was discounted utilizing the Company’s credit adjusted risk-free investment rate. The Company recognized accretion to the Redemption Liability to reflect the impact of the time value of money. Under the terms of the Redemption and Withdrawal Agreement, on December 15, 2017, Salishan-Mohegan executed and delivered a promissory note (“Redemption Note Payable”) to Salishan Company, pursuant to which Salishan-Mohegan agreed to pay the Redemption Price to Salishan Company in equal monthly installments over a five-year period, commencing in May 2019, subject to set-off for certain amounts owed by Salishan Company or its principal to Salishan-Mohegan or Mohegan Ventures-NW. On December 15, 2017, the Redemption Liability converted to the Redemption Note Payable. The Company recognizes interest expense relating to the amortization of discount to the Redemption Note Payable.
The following table presents a reconciliation of the Redemption Liability (in thousands):

Redemption Liability
Balance, September 30, 2017	$72,351
Additions:
Accretion of discount to the Redemption Liability	1,733
Deductions:
Conversion to Redemption Note Payable	(74,084)
Balance, December 31, 2017	$—

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The following table presents a reconciliation of the Redemption Note Payable (in thousands):

Redemption Note Payable
Balance, September 30, 2017	$—
Additions:
Initial Redemption Note Payable	74,084
Amortization of discount to the Redemption Note Payable	407
Balance, December 31, 2017	$74,491
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
The following table presents a reconciliation of development fees, including accrued interest, (in thousands):

Development Fees
Balance, September 30, 2017	$3,508
Additions:
Fees earned, including interest receivable (1)	1,119
Deductions:
Payments received	(2,000)
Balance, December 31, 2017	$2,627
_________

(1)	Primarily recorded within retail, entertainment and other revenues in the accompanying condensed consolidated statement of income and comprehensive income for the three months ended December 31, 2017.

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

The following table presents a reconciliation of management fees (in thousands):

Management Fees
Balance, September 30, 2017	$3,189
Additions:
Fees earned (1)	1,363
Deductions:
Payments received (2)	(2,159)
Balance, December 31, 2017	$2,393
_________

(1)	Recorded within retail, entertainment and other revenues in the accompanying condensed consolidated statement of income and comprehensive income for the three months ended December 31, 2017.

(2)	Distributions to the Tribe totaled $390,000 based on their membership interest.
In December 2015, CTGA obtained financing for the Cowlitz Project. The financing provided funding for construction of the Cowlitz Project and a partial repayment of the Salishan-Mohegan receivables. In connection with this transaction, Salishan-Mohegan was repaid $19.4 million of the Salishan-Mohegan receivables, a portion of which was used to repay certain outstanding debt of Salishan-Mohegan. Under the terms of the development agreement, the remaining outstanding Salishan-Mohegan receivables are to be repaid in equal monthly installments over a seven-year period commencing the first month following the opening of the Cowlitz Project, which occurred in April 2017, subject to conditions of the Cowlitz financing. As of December 31,

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

2017, the remaining outstanding Salishan-Mohegan receivables accrue interest at an annual rate of 13.0%. Pursuant to the development agreement, repayment of the remaining outstanding Salishan-Mohegan receivables may accelerate depending on the level of available cash at the end of each fiscal year, subject to certain conditions as set forth in the development agreement, including conditions of the Cowlitz financing.
The Company maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Company's estimate of the probability that the receivables will be collected. The Company assesses the adequacy of this reserve on a quarterly basis. In fiscal 2016, the Company reduced the reserve following the financing of the Cowlitz Project. The Company further reduced the reserve in fiscal 2017 following the opening of ilani Casino Resort. Future developments relating to the Cowlitz Project, including cash flows generated by the casino and other matters affecting the project could affect the collectability of these receivables and the related reserve. As of December 31, 2017 and September 30, 2017, the Salishan-Mohegan receivables, including accrued interest, totaled $95.2 million and $92.3 million, respectively. As of December 31, 2017 and September 30, 2017, related reserves for doubtful collection totaled $9.5 million and $9.2 million, respectively. The Salishan-Mohegan receivables were included in other assets, net, in the accompanying condensed consolidated balance sheets.
As of December 31, 2017 and September 30, 2017, Salishan-Mohegan had total assets of $91.9 million and $90.0 million, respectively, and total liabilities of $151.7 million and $147.0 million, respectively.

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
Mohegan Gaming Advisors and its partner have each contributed approximately $100.0 million in cash into Project Inspire. The construction costs for Project Inspire are currently being funded by these contributions. As of December 31, 2017 and September 30, 2017, unused contributions, after factoring in the effect of the exchange rate, totaled $160.0 million and $162.0 million, respectively, and were included in non-current assets - restricted cash and cash equivalents and other assets, net in the accompanying condensed consolidated balance sheets. As of December 31, 2017 and September 30, 2017, property and equipment, net, which consisted primarily of construction in process, totaled $66.7 million and $49.2 million, respectively.
As of December 31, 2017 and September 30, 2017, Inspire Integrated Resort had total assets of $228.9 million and $212.8 million, respectively, and total liabilities of $15.5 million and $13.9 million, respectively. Outstanding liabilities are anticipated to be funded by Inspire Integrated Resort's restricted cash and cash equivalents.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 8—SEGMENT REPORTING:
As of December 31, 2017, the Company owns and operates, either directly or through subsidiaries, the Connecticut Facilities and the Pennsylvania Facilities. Substantially all of the Company's revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Company's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Company has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities. The Company's operations related to investments in unconsolidated affiliates and certain other Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.

	For the Three Months Ended
(in thousands)	December 31, 2017	December 31, 2016
Net revenues:
Mohegan Sun	$262,937	$259,203
Mohegan Sun Pocono	64,804	68,418
Corporate and other	3,803	3,431
Inter-segment revenues	(60)	(60)
Total	$331,484	$330,992
Income (loss) from operations:
Mohegan Sun	$56,393	$49,349
Mohegan Sun Pocono	7,675	7,910
Corporate and other	(9,068)	(7,839)
Total	55,000	49,420
Accretion of discount to the redemption liability	(1,733)	—
Interest income	3,869	2,900
Interest expense, net of capitalized interest	(28,336)	(30,035)
Loss on modification and early extinguishment of debt	—	(73,796)
Income (loss) from unconsolidated affiliates	175	(731)
Other income (expense), net	(285)	1
Net income (loss)	28,690	(52,241)
Loss attributable to non-controlling interests	519	619
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$29,209	$(51,622)
Comprehensive income (loss):
Foreign currency translation adjustment	14,747	(18,310)
Other comprehensive income (loss)	14,747	(18,310)
Other comprehensive (income) loss attributable to non-controlling interests	(8,318)	9,413
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	6,429	(8,897)
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$35,638	$(60,519)

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Three Months Ended
(in thousands)	December 31, 2017	December 31, 2016
Capital expenditures incurred:
Mohegan Sun	$30,932	$6,894
Mohegan Sun Pocono	2,610	1,255
Corporate and other	14,215	2,498
Total	$47,757	$10,647

(in thousands)	December 31, 2017	September 30, 2017
Total assets:
Mohegan Sun	$1,365,776	$1,333,012
Mohegan Sun Pocono	581,126	582,241
Corporate and other	349,895	320,428
Total	$2,296,797	$2,235,681

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements include information relating to business development activities, as well as capital spending, financing sources, the effects of regulation, including gaming and tax regulation, and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, those relating to the following:

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
Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.
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
Mohegan Sun currently operates in an approximately 5.0 million square-foot facility, which includes the following:
Casino of the Earth
As of December 31, 2017, Casino of the Earth offered:

•	approximately 185,000 square feet of gaming space;

•	approximately 2,450 slot machines and 145 traditional and electronic table games;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

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

•	five Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars;

•	an approximately 400-room Earth Hotel Tower operated by us;

•	COMIX, an approximately 415-seat comedy club and craft beer bar operated by a third-party; and

•	the Wolf Den, an approximately 10,000-square-foot, 275-seat lounge featuring live entertainment.
Casino of the Sky
As of December 31, 2017, Casino of the Sky offered:

•	approximately 125,000 square feet of gaming space;

•	approximately 1,920 slot machines and 100 traditional and electronic table games;

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
As of December 31, 2017, Casino of the Wind offered:

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
Mohegan Sun Pocono currently operates in an approximately 400,000-square-foot facility, which includes the following as of December 31, 2017:

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
Market and Competition from Other Gaming Operations
Our gaming operation at Mohegan Sun is one of only two current gaming operations in Southern New England offering traditional slot machines and live table games, with the other operation being our sole gaming competitor in the state of Connecticut, Foxwoods Resort Casino, or Foxwoods. Foxwoods is owned by the Mashantucket Pequot Tribe and is located approximately 10 miles from Mohegan Sun. We also face competition from gaming facilities in Massachusetts, Rhode Island, New York and New Jersey. In addition, we face competition in and from the northeastern Pennsylvania gaming market. Please refer to “Part I. Item 1. Business-Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended

September 30, 2017 and our other reports and filings with the SEC for further details regarding current and potential competition from other gaming operations.
Explanation of Key Financial Statement Captions
There has been no material change from the explanation of key financial statement captions previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Results of Operations
Summary Operating Results
As of December 31, 2017, we own and operate, either directly or through subsidiaries: (1) Mohegan Sun, the Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise, or collectively, the Connecticut facilities, and (2) Mohegan Sun Pocono and its off-track wagering facilities, or collectively, the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania facilities. Our operations related to investments in unconsolidated affiliates and certain other Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended December 31,
	2017	2016	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$262,937	$259,203	$3,734	1.4%
Mohegan Sun Pocono	64,804	68,418	(3,614)	(5.3)%
Corporate and other	3,803	3,431	372	10.8%
Inter-segment revenues	(60)	(60)	—	—
Total	$331,484	$330,992	$492	0.1%
Income (loss) from operations:
Mohegan Sun	$56,393	$49,349	$7,044	14.3%
Mohegan Sun Pocono	7,675	7,910	(235)	(3.0)%
Corporate and other	(9,068)	(7,839)	(1,229)	15.7%
Total	$55,000	$49,420	$5,580	11.3%
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$29,209	$(51,622)	$80,831	N.M.
Operating margin:
Mohegan Sun	21.4%	19.0%	2.4%	12.6%
Mohegan Sun Pocono	11.8%	11.6%	0.2%	1.7%
Total	16.6%	14.9%	1.7%	11.4%
_________
N.M. - Not meaningful.

The most significant factors and trends that we believe impacted our operating and financial performance were as follows:

•	lower operating costs and expenses at Mohegan Sun and Mohegan Sun Pocono;

•	higher table game revenues at Mohegan Sun;

•	a difficult comparison due to Mohegan Sun’s 20th anniversary festivities which drove higher than normal business volumes in the prior period;

•	a repositioning of promotional offers at Mohegan Sun Pocono;

•	competitive gaming markets;

•	lower interest expense; and

•	a $73.8 million non-operating loss on modification and early extinguishment of debt in the prior period.

Net revenues for the three months ended December 31, 2017 compared to the same period in the prior year were relatively flat.
Income from operations for the three months ended December 31, 2017 compared to the same period in the prior year increased primarily as a result of lower operating costs and expenses at both Mohegan Sun and Mohegan Sun Pocono.
The increase in net income attributable to Mohegan Tribal Gaming Authority for the three months ended December 31, 2017 compared to the same period in the prior year was primarily due to the loss on modification and early extinguishment of debt in the prior period, combined with the increase in income from operations.
Mohegan Sun
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2017	2016	Variance	Percentage Variance
Gaming	$226,746	$222,180	$4,566	2.1%
Food and beverage	16,302	16,123	179	1.1%
Hotel (1)	13,657	13,342	315	2.4%
Retail, entertainment and other	27,177	28,619	(1,442)	(5.0)%
Gross revenues	283,882	280,264	3,618	1.3%
Less-Promotional allowances	20,945	21,061	(116)	(0.6)%
Net revenues	$262,937	$259,203	$3,734	1.4%
_________

(1)	The 400-room Earth Hotel Tower opened on November 10, 2016.
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended December 31,
	2017	2016
Gaming	79.9%	79.3%
Food and beverage	5.7%	5.7%
Hotel	4.8%	4.8%
Retail, entertainment and other	9.6%	10.2%
Total	100.0%	100.0%

Promotional Allowances
The retail value of promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2017	2016	Variance	Percentage Variance
Food and beverage	$6,381	$6,376	$5	0.1%
Hotel	3,851	3,717	134	3.6%
Retail, entertainment and other	10,713	10,968	(255)	(2.3)%
Total	$20,945	$21,061	$(116)	(0.6)%
The estimated cost of promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended December 31,
	2017	2016	Variance	Percentage Variance
Food and beverage	$5,550	$5,470	$80	1.5%
Hotel	2,528	2,175	353	16.2%
Retail, entertainment and other	10,013	10,943	(930)	(8.5)%
Total	$18,091	$18,588	$(497)	(2.7)%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2017	2016	Variance	Percentage Variance
Slots:
Handle	$1,802,424	$1,795,730	$6,694	0.4%
Gross revenues	$145,164	$148,181	$(3,017)	(2.0)%
Net revenues	$139,723	$141,935	$(2,212)	(1.6)%
Free promotional slot plays (1)	$16,228	$14,566	$1,662	11.4%
Weighted average number of machines (in units)	4,879	5,096	(217)	(4.3)%
Hold percentage (gross)	8.1%	8.3%	(0.2)%	(2.4)%
Win per unit per day (gross) (in dollars)	$323	$316	$7	2.2%
Table games:
Drop	$492,106	$515,285	$(23,179)	(4.5)%
Revenues	$83,956	$77,198	$6,758	8.8%
Weighted average number of games (in units)	276	273	3	1.1%
Hold percentage (2)	17.1%	15.0%	2.1%	14.0%
Win per unit per day (in dollars)	$3,307	$3,072	$235	7.6%
Poker:
Revenues	$2,243	$2,167	$76	3.5%
Weighted average number of tables (in units)	42	42	—	—
Revenue per unit per day (in dollars)	$580	$561	$19	3.4%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

The growth in gaming revenues for the three months ended December 31, 2017 compared to the same period in the prior year primarily resulted from increased table game revenues which benefited from higher year-over-year hold percentage. The overall growth in gaming revenues for the period was somewhat impacted by a difficult comparison due to Mohegan Sun’s 20th anniversary festivities which drove higher than normal business volumes during the month of October 2016.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2017	2016	Variance	Percentage Variance
Meals served	758	702	56	8.0%
Average price per meal served (in dollars)	$15.77	$16.22	$(0.45)	(2.8)%

Food and beverage revenues for the three months ended December 31, 2017 compared to the same period in the prior year increased primarily as a result of the increase in meals served. The increase in meals served was driven, in part, by the conversion of a third-party operated food and beverage outlet to a Mohegan Sun-owned food and beverage outlet in June 2017. The overall growth in food and beverage revenues for the period was somewhat impacted by a difficult comparison due to Mohegan Sun’s 20th anniversary festivities which drove higher than normal business volumes during the month of October 2016.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2017	2016	Variance	Percentage Variance
Rooms occupied	133	122	11	9.0%
Occupancy rate	92.7%	96.4%	(3.7)%	(3.8)%
Average daily room rate (in dollars)	$99	$105	$(6)	(5.7)%
Revenue per available room (in dollars)	$92	$102	$(10)	(9.8)%

The growth in hotel revenues for the three months ended December 31, 2017 compared to the same period in the prior year was primarily due to a full period of operations of the 400-room Earth Hotel Tower, which opened on November 10, 2016.

The overall growth in hotel revenues for the period was somewhat impacted by a difficult comparison due to Mohegan Sun’s 20th anniversary festivities which drove higher than normal transient business during the month of October 2016.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2017	2016	Variance	Percentage Variance
Arena events (in events)	29	30	(1)	(3.3)%
Arena tickets	166	209	(43)	(20.6)%
Average price per arena ticket (in dollars)	$60.47	$58.70	$1.77	3.0%

Retail, entertainment and other revenues for the three months ended December 31, 2017 compared to the same period in the prior year declined primarily as a result of lower entertainment revenues driven, in part, by a difficult comparison due to Mohegan Sun’s 20th anniversary festivities which included a strong entertainment calendar during the month of October 2016.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2017	2016	Variance	Percentage Variance
Gaming	$120,309	$122,952	$(2,643)	(2.1)%
Food and beverage	8,729	8,469	260	3.1%
Hotel (1)	6,472	5,657	815	14.4%
Retail, entertainment and other	11,494	14,915	(3,421)	(22.9)%
Advertising, general and administrative	42,712	42,245	467	1.1%
Depreciation and amortization	16,844	15,141	1,703	11.2%
(Gain) loss on disposition of assets	(96)	20	(116)	N.M.
Pre-opening	80	455	(375)	(82.4)%
Total	$206,544	$209,854	$(3,310)	(1.6)%
_________

(1)	The 400-room Earth Hotel Tower opened on November 10, 2016.
N.M. - Not meaningful.

The decline in gaming costs and expenses for the three months ended December 31, 2017 compared to the same period in the prior year was primarily driven by lower promotional expenses due to certain one-time expenditures in the prior period related to Mohegan Sun’s 20th anniversary festivities during the month of October 2016. The decline in gaming costs and expenses also resulted from lower costs related to Momentum Dollar redemptions at Mohegan Sun-owned outlets and lower combined slot win and free promotional slot play contribution expenses commensurate with the decrease in slot revenues. Expenses associated with the combined slot win and free promotional slot play contributions totaled $36.5 million and $37.0 million for the three months ended December 31, 2017 and 2016, respectively. Gaming costs and expenses as a percentage of gaming revenues were 53.1% and 55.3% for the three months ended December 31, 2017 and 2016, respectively.
Food and beverage costs and expenses for the three months ended December 31, 2017 compared to the same period in the prior year increased primarily as a result of higher cost of goods sold commensurate with the increase in food and beverage revenues.
The increase in hotel costs and expenses for the three months ended December 31, 2017 compared to the same period in the prior year was primarily driven by additional costs and expenses, including lease expenses, associated with a full period of operations of the 400-room Earth Hotel Tower which is subleased from an instrumentality of the Tribe. These results were partially offset by higher amounts of hotel complimentaries related costs being allocated to gaming costs and expenses.
Retail, entertainment and other costs and expenses for the three months ended December 31, 2017 compared to the same period in the prior year declined primarily as a result of lower direct entertainment costs due to higher than normal expenditures in the prior period driven by Mohegan Sun’s 20th anniversary festivities during the month of October 2016. These results were partially offset by lower amounts of retail, entertainment and other complimentaries related costs being allocated to gaming costs and expenses.

Advertising, general and administrative costs and expenses for the three months ended December 31, 2017 compared to the same period in the prior year were relatively flat reflecting higher costs related to payroll, utilities and governmental services, partially offset by lower costs related to insurance and consulting services.
Mohegan Sun Pocono
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2017	2016	Variance	Percentage Variance
Gaming	$60,260	$62,895	$(2,635)	(4.2)%
Food and beverage	5,518	6,933	(1,415)	(20.4)%
Hotel	1,250	1,361	(111)	(8.2)%
Retail, entertainment and other	1,928	2,427	(499)	(20.6)%
Gross revenues	68,956	73,616	(4,660)	(6.3)%
Less-Promotional allowances	4,152	5,198	(1,046)	(20.1)%
Net revenues	$64,804	$68,418	$(3,614)	(5.3)%
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended December 31,
	2017	2016
Gaming	87.4%	85.4%
Food and beverage	8.0%	9.4%
Hotel	1.8%	1.9%
Retail, entertainment and other	2.8%	3.3%
Total	100.0%	100.0%
Promotional Allowances
The retail value of promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended December 31,
	2017	2016	Variance	Percentage Variance
Food and beverage	$3,316	$4,077	$(761)	(18.7)%
Hotel	365	448	(83)	(18.5)%
Retail, entertainment and other	471	673	(202)	(30.0)%
Total	$4,152	$5,198	$(1,046)	(20.1)%

The estimated cost of promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended December 31,
	2017	2016	Variance	Percentage Variance
Food and beverage	$2,189	$2,644	$(455)	(17.2)%
Hotel	219	264	(45)	(17)%
Retail, entertainment and other	332	496	(164)	(33.1)%
Total	$2,740	$3,404	$(664)	(19.5)%

The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2017	2016	Variance	Percentage Variance
Slots:
Handle	$592,667	$617,579	$(24,912)	(4.0)%
Gross revenues	$48,501	$49,645	$(1,144)	(2.3)%
Net revenues	$48,474	$49,636	$(1,162)	(2.3)%
Free promotional slot plays (1)	$11,393	$10,600	$793	7.5%
Weighted average number of machines (in units)	2,330	2,244	86	3.8%
Hold percentage (gross)	8.2%	8.0%	0.2%	2.5%
Win per unit per day (gross) (in dollars)	$226	$240	$(14)	(5.8)%
Table games:
Drop	$49,098	$51,245	$(2,147)	(4.2)%
Revenues	$9,225	$10,564	$(1,339)	(12.7)%
Weighted average number of games (in units)	73	73	—	—
Hold percentage (2)	18.8%	20.6%	(1.8)%	(8.7)%
Win per unit per day (in dollars)	$1,374	$1,573	$(199)	(12.7)%
Poker:
Revenues	$574	$678	$(104)	(15.3)%
Weighted average number of tables (in units)	18	18	—	—
Revenue per unit per day (in dollars)	$346	$409	$(63)	(15.4)%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

The decrease in gaming revenues for the three months ended December 31, 2017 compared to the same period in the prior year primarily resulted from the declines in both slot and table game revenues. The decline in slot revenues was driven by lower volumes, while table game revenues were negatively impacted by lower volumes and hold percentage.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2017	2016	Variance	Percentage Variance
Meals served	107	144	(37)	(25.7)%
Average price per meal served (in dollars)	$21.65	$22.50	$(0.85)	(3.8)%
Food and beverage revenues for the three months ended December 31, 2017 compared to the same period in the prior year declined primarily due to the decrease in meals served resulting, in part, from a repositioning of our promotional offers.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended December 31,
	2017	2016	Variance	Percentage Variance
Rooms occupied	18	20	(2)	(10.0)%
Occupancy rate	83.4%	92.5%	(9.1)%	(9.8)%
Average daily room rate (in dollars)	$64	$64	—	—
Revenue per available room (in dollars)	$54	$59	$(5)	(8.5)%

The decline in hotel revenues for the three months ended December 31, 2017 compared to the same period in the prior year was primarily driven by a decrease in hotel occupancy by group guests and casino patrons driven, in part, by a repositioning of our promotional offers.
Retail, entertainment and other revenues for the three months ended December 31, 2017 compared to the same period in the prior year decreased primarily due to lower retail revenues resulting, in part, from a repositioning of our promotional offers. The decline in retail, entertainment and other revenues also reflected lower entertainment revenues driven by a decrease in the number of shows held at our 1,500-seat entertainment venue.

Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2017	2016	Variance	Percentage Variance
Gaming	$44,006	$46,430	$(2,424)	(5.2)%
Food and beverage	1,460	1,860	(400)	(21.5)%
Hotel	533	546	(13)	(2.4)%
Retail, entertainment and other	123	472	(349)	(73.9)%
Advertising, general and administrative	7,665	8,151	(486)	(6.0)%
Depreciation and amortization	3,325	3,049	276	9.1%
Loss on disposition of assets	17	—	17	100.0%
Total	$57,129	$60,508	$(3,379)	(5.6)%

The decrease in gaming costs and expenses for the three months ended December 31, 2017 compared to the same period in the prior year was primarily due to lower Pennsylvania slot machine tax and Pennsylvania table game tax expenses commensurate with the declines in slot and table game revenues. The reduction in gaming costs and expenses also reflected lower costs related to Momentum Dollar redemptions at both Mohegan Sun Pocono-owned and third-party outlets, as well as lower payroll costs and certain casino marketing and promotional expenses. Expenses associated with the Pennsylvania slot machine tax totaled $27.2 million and $27.7 million for the three months ended December 31, 2017 and 2016, respectively. Expenses associated with the Pennsylvania table game tax totaled $1.6 million and $1.8 million for the three months ended December 31, 2017 and 2016, respectively. Gaming costs and expenses as a percentage of gaming revenues were 73.0% and 73.8% for the three months ended December 31, 2017 and 2016, respectively.
Food and beverage costs and expenses for the three months ended December 31, 2017 compared to the same period in the prior year declined primarily as a result of lower payroll costs and cost of goods sold commensurate with the reduction in food and beverage revenues. These results were partially offset by lower amounts of food and beverage complimentaries related costs being allocated to gaming costs and expenses.
The decline in hotel costs and expenses for the three months ended December 31, 2017 compared to the same period in the prior year was primarily due to lower payroll costs.
Retail, entertainment and other costs and expenses for the three months ended December 31, 2017 compared to the same period in the prior year decreased primarily as a result of lower entertainment costs driven by a reduction in the number of shows held at our 1,500-seat entertainment venue. The reduction in retail, entertainment and other costs and expenses also reflected lower retail cost of goods sold commensurate with the decline in retail revenues. These results were partially offset by lower amounts of retail, entertainment and other complimentaries related costs being allocated to gaming costs and expenses.
The decrease in advertising, general and administrative costs and expenses for the three months ended December 31, 2017 compared to the same period in the prior year was primarily due to lower payroll costs.
Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2017	2016	Variance	Percentage Variance
Gross revenues	$3,843	$3,479	$364	10.5%
Less-Promotional allowances	40	48	(8)	(16.7)%
Net revenues	$3,803	$3,431	$372	10.8%

Expenses	$12,213	$11,248	$965	8.6%
Depreciation and amortization	38	22	16	72.7%
Pre-opening	620	—	620	100.0%
Total expenses	$12,871	$11,270	$1,601	14.2%

The increase in Corporate and other revenues for the three months ended December 31, 2017 compared to the same period in the prior year primarily resulted from management fees earned in connection with our management arrangement with ilani Casino Resort, which opened in April 2017.
The increase in Corporate and other expenses for the three months ended December 31, 2017 compared to the same period in the prior year was primarily due to higher development costs associated with our various diversification initiatives.
Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2017	2016	Variance	Percentage Variance
Accretion of discount to the redemption liability (1)	$(1,733)	$—	$(1,733)	(100.0)%
Interest income (2)	3,869	2,900	969	33.4%
Interest expense, net of capitalized interest	(28,336)	(30,035)	1,699	5.7%
Loss on modification and early extinguishment of debt (3)	—	(73,796)	73,796	100.0%
Income (loss) from unconsolidated affiliates	175	(731)	906	N.M.
Other income (expense), net	(285)	1	(286)	N.M.
Total other expense	$(26,310)	$(101,661)	$75,351	74.1%
_________

(1)	Represented accretion of the discount to the present value of a redemption liability for the impact of the time value of money.

(2)	Primarily represented interest earned on long-term receivables.

(3)	Represented financing fees expensed in connection with the modification or refinancing of debt.
N.M. - Not meaningful.
Interest expense for the three months ended December 31, 2017 compared to the same period in the prior year declined primarily as a result of our October 2016 refinancing and April 2017 repricing transactions. Weighted average interest rate was 6.7% for each of the three months ended December 31, 2017 and 2016, respectively. Weighted average outstanding debt was $1.72 billion for the three months ended December 31, 2017 compared to $1.79 billion for the three months ended December 31, 2016.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, our operating results for the three months ended December 31, 2017 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Three Months Ended December 31,
	2017	2016	Variance	Percentage Variance
Net cash provided by operating activities	$31,529	$27,173	$4,356	16.0%
Net cash used in investing activities	(33,306)	(13,720)	(19,586)	(142.8)%
Net cash provided by financing activities	25,722	17,553	8,169	46.5%
Net increase in cash and cash equivalents	$23,945	$31,006	$(7,061)	(22.8)%

As of December 31, 2017 and September 30, 2017, we held cash and cash equivalents of $113.0 million and $89.0 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, amortization of debt issuance costs, premiums and discounts, provision for losses on receivables and loss on modification and early extinguishment of debt.
The increase in cash provided by operating activities for the three months ended December 31, 2017 compared to the same period in the prior year resulted from increased net income after factoring in non-cash items, partially offset by higher working capital requirements.
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
The increase in cash used in investing activities for the three months ended December 31, 2017 compared to the same period in the prior year was primarily due to higher capital expenditures related to the Mohegan Sun Exposition and Convention Center and Project Inspire.
The increase in cash provided by financing activities for the three months ended December 31, 2017 compared to the same period in the prior year was primarily due to the impact of non-recurring payments of tender offer and repurchase costs and financing fees in connection with our October 2016 refinancing transactions, partially offset by decreased borrowings.
External Sources of Liquidity
As of December 31, 2017, our outstanding indebtedness was as follows (excluding unamortized debt issuance costs and discounts):

•	$35.0 million Senior Secured Credit Facility - Revolving;

•	$378.3 million Senior Secured Credit Facility - Term Loan A;

•	$777.2 million Senior Secured Credit Facility - Term Loan B;

•	$500.0 million Senior Unsecured Notes;

•	$17.9 million Mohegan Expo Credit Facility;

•	$1.9 million in other indebtedness; and

•	$114.8 million Redemption Note Payable.
Please refer to “Part I. Item 1. Note 3—Long-Term Debt and Note 6—Mohegan Ventures-Northwest, LLC (Cowlitz Project)” to this Quarterly Report on Form 10-Q which summarizes the terms of our indebtedness as of December 31, 2017.
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

Maximum senior secured leverage ratio covenant, or ratio of secured debt to Consolidated EBITDA for the Test Period, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
December 31, 2017	4.00:1.00
March 31, 2018 and June 30, 2018	3.75:1.00
September 30, 2018 and December 31, 2018	3.50:1.00
March 31, 2019 and June 30, 2019	3.25:1.00
September 30, 2019 and each fiscal quarter ending thereafter	3.00:1.00

Minimum fixed charge coverage ratio covenant, as defined under the senior secured credit facilities:

Fiscal Quarters Ending:
December 31, 2017 and thereafter	1.05:1.00
As of December 31, 2017, we and the Tribe were in compliance with all respective covenant requirements under all relevant credit facilities and note indentures.
Capital Expenditures
The following table presents data related to capital expenditures (in millions):

	Capital Expenditures
	Three Months Ended	Remaining Forecasted	Total Forecasted
	December 31, 2017	Fiscal Year 2018	Fiscal Year 2018
Mohegan Sun:
Maintenance	$5.3	$28.0	$33.3
Development	8.3	0.2	8.5
Expansion - Mohegan Sun Exposition and Convention Center	17.4	40.9	58.3
Subtotal	31.0	69.1	100.1
Mohegan Sun Pocono:
Maintenance	2.6	5.3	7.9
Subtotal	2.6	5.3	7.9
Corporate:
Maintenance	—	0.5	0.5
Other - Project Inspire	14.2	86.8	101.0
Subtotal	14.2	87.3	101.5
Total	$47.8	$161.7	$209.5
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

Interest Expense
The following table presents our interest expense, net of capitalized interest (in thousands):

	For the Three Months Ended December 31,
	2017	2016
Prior senior secured credit facility - revolving	$—	$29
Prior senior secured credit facility - term loan A	—	204
Prior senior secured credit facility - term loan B	—	1,840
Senior secured credit facility - revolving	681	904
Senior secured credit facility - term loan A	5,665	5,236
Senior secured credit facility - term loan B	11,184	9,908
2013 9 3/4% senior unsecured notes	—	2,252
2016 7 7/8% senior unsecured notes	10,171	8,620
2015 senior unsecured notes	—	237
2012 11% senior subordinated notes	—	417
Prior line of credit	—	7
Line of credit	103	83
Mohegan expo credit facility	297	—
Downs Lodging credit facility	—	70
2012 Mohegan Tribe Minor's Trust promissory note	—	23
2013 Mohegan Tribe promissory note	—	10
Redemption note payable	407	—
Capital leases	—	2
Amortization of debt issuance costs on revolving credit facilities	186	193
Capitalized interest	(358)	—
Total interest expense	$28,336	$30,035
Contractual Obligations
The following table presents estimated future payment obligations related to our debt and the timing of those payments as of December 31, 2017 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt and redemption note payable, including current portions (excludes unamortized debt issuance costs and discounts)	$1,825,044	$75,577	$135,221	$345,595	$1,268,651
Interest payments on long-term debt	629,745	108,132	215,532	189,379	116,702
Total	$2,454,789	$183,709	$350,753	$534,974	$1,385,353
 ________________________

(1)	Represents payment obligations from January 1, 2018 to December 31, 2018.
There has been no material change to the other contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
Sufficiency of Resources
We believe that existing cash balances, proceeds from long-term receivables, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, distributions to the Tribe and foreseeable capital expenditures for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for further details regarding risks relating to our sufficiency of resources. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, we had approximately $84.8 million of borrowing capacity under the revolving facility and line of credit as of December 31, 2017. Distributions to the Tribe are anticipated to total approximately $60.0 million for fiscal 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of December 31, 2017, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the senior secured credit facilities.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of December 31, 2017 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of December 31, 2017.

	Expected Maturity Date						Total	Fair Value
	2018	2019	2020	2021	2022	Thereafter
Liabilities (in thousands)
Long-term debt and redemption note payable, including current portions (1):
Fixed rate	$450	$10,001	$23,320	$23,294	$23,150	$536,528	$616,743	$630,494
Average interest rate	—	—	—	—	—	7.3%	6.4%
Variable rate	$55,950	$59,262	$45,349	$42,568	$265,309	$739,863	$1,208,301	$1,215,976
Average interest rate (2)	5.6%	5.9%	6.1%	6.1%	6.1%	6.5%	6.1%
_________

(1)	Excludes unamortized debt issuance costs and discounts.

(2)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $12.1 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding the Company’s legal proceedings please refer to “Part I. Item 1—Notes to Condensed Consolidated Financial Statements, Note 5—Commitments and Contingencies—Litigation and Legal Proceedings” and “Part I. Item 1—Notes to Condensed Consolidated Financial Statements, Note 6—Mohegan Ventures-Northwest, LLC (Cowlitz Project)” to this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
There has been no material change from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Item 6.    Exhibits

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

4.2*
Promissory Note, dated as of December 15, 2017, by and between Salishan-Mohegan, LLC and Salishan Company, LLC (filed as Exhibit 4.2 to the Mohegan Tribal Gaming Authority’s Form 10-K, filed with the SEC on December 22, 2017 and incorporated by reference herein).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Principal Financial Officer (filed herewith).

101.INS*	XBRL Instance Document (filed herewith).**

101.SCH*	XBRL Taxonomy Extension Schema (filed herewith).**

101.CAL*	XBRL Taxonomy Calculation Linkbase (filed herewith).**

101.DEF*	XBRL Taxonomy Extension Definition Linkbase (filed herewith).**

101.LAB*	XBRL Taxonomy Extension Label Linkbase (filed herewith).**

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).**
____________

*	Exhibits transmitted via EDGAR.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	February 14, 2018	By:	/S/ KEVIN P. BROWN
Kevin P. Brown Chairman and Member, Management Board

Date:	February 14, 2018	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive, Financial and Accounting Officer)