Form 10-Q
period 2018-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2018-05-15
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

MOHEGAN TRIBAL GAMING AUTHORITY
INDEX TO FORM 10-Q

		Page Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017 (unaudited)	3

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three Months and Six Months Ended March 31, 2018 and 2017 (unaudited)	4

	Condensed Consolidated Statements of Changes in Capital for the Three Months and Six Months Ended March 31, 2018 and 2017 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2018 and 2017 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 6.	Exhibits	42

Signatures.	Mohegan Tribal Gaming Authority	43

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$101,060	$88,953
Restricted cash and cash equivalents	1,339	899
Receivables, net of allowance for doubtful accounts of $10,212 and $11,554, respectively	32,950	41,932
Inventories	14,962	14,952
Due from Mohegan Tribe	4,016	213
Other current assets	23,231	20,408
Total current assets	177,558	167,357
Non-current assets:
Restricted cash and cash equivalents	143,440	149,204
Property and equipment, net	1,389,902	1,353,976
Goodwill	39,459	39,459
Other intangible assets, net	403,702	403,908
Due from Mohegan Tribe	3,419	2,969
Other assets, net	127,110	118,808
Total assets	$2,284,590	$2,235,681
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$92,009	$75,131
Trade payables	9,710	13,979
Construction payables	13,364	24,496
Accrued interest payable	19,030	19,027
Due to Mohegan Tribe	3,272	2,948
Other current liabilities	147,465	139,478
Total current liabilities	284,850	275,059
Non-current liabilities:
Long-term debt, net of current portion	1,565,932	1,576,078
Redemption note payable	76,607	—
Redemption liability	—	72,351
Other long-term liabilities	5,403	3,024
Total liabilities	1,932,792	1,926,512
Commitments and Contingencies
Capital:
Retained earnings	229,922	196,645
Accumulated other comprehensive income	8,306	1,125
Mohegan Tribal Gaming Authority total capital	238,228	197,770
Non-controlling interests	113,570	111,399
Total capital	351,798	309,169
Total liabilities and capital	$2,284,590	$2,235,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Revenues:
Gaming	$288,735	$293,736	$575,741	$578,811
Food and beverage	21,170	21,731	42,990	44,787
Hotel	14,957	14,919	29,864	29,622
Retail, entertainment and other	29,849	29,508	62,737	63,973
Gross revenues	354,711	359,894	711,332	717,193
Less-Promotional allowances	(22,694)	(23,070)	(47,831)	(49,377)
Net revenues	332,017	336,824	663,501	667,816
Operating costs and expenses:
Gaming*	161,801	160,200	326,116	329,582
Food and beverage	10,180	10,241	20,369	20,570
Hotel*	6,647	6,971	13,652	13,174
Retail, entertainment and other	9,589	11,582	21,206	26,969
Advertising, general and administrative*	49,595	50,193	99,972	100,589
Corporate*	14,090	20,260	26,243	31,448
Depreciation and amortization	19,828	18,090	40,035	36,302
(Gain) loss on disposition of assets	410	(111)	331	(91)
Severance	2,792	—	2,792	—
Pre-opening	1,013	(26)	1,713	429
Total operating costs and expenses	275,945	277,400	552,429	558,972
Income from operations	56,072	59,424	111,072	108,844
Other income (expense):
Accretion of discounts	(65)	—	(1,798)	—
Interest income	3,877	2,678	7,746	5,578
Interest expense, net of capitalized interest	(30,806)	(28,594)	(59,142)	(58,629)
Loss on modification and early extinguishment of debt	—	—	—	(73,796)
Loss from unconsolidated affiliates	(596)	(2,114)	(421)	(2,845)
Other income (expense), net	(63)	2	(348)	3
Total other expense	(27,653)	(28,028)	(53,963)	(129,689)
Net income (loss)	28,419	31,396	57,109	(20,845)
Loss attributable to non-controlling interests	189	74	708	693
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$28,608	$31,470	$57,817	$(20,152)
Comprehensive income (loss):
Foreign currency translation adjustment	1,460	15,009	16,207	(3,301)
Other comprehensive income (loss)	1,460	15,009	16,207	(3,301)
Other comprehensive (income) loss attributable to non-controlling interests	(708)	(7,804)	(9,026)	1,609
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	752	7,205	7,181	(1,692)
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$29,360	$38,675	$64,998	$(21,844)

The accompanying notes are an integral part of these condensed consolidated financial statements.
* These financial statement line items include costs and expenses associated with related party transactions (refer to Note 4).

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Mohegan Tribal Gaming Authority Total Capital	Non-controlling Interests	Total Capital
Balance, December 31, 2017	$213,464	$7,554	$221,018	$119,198	$340,216
Net income (loss)	28,608	—	28,608	(189)	28,419
Foreign currency translation adjustment	—	752	752	708	1,460
Share redemption	—	—	—	(6,147)	(6,147)
Distributions to Mohegan Tribe	(12,000)	—	(12,000)	—	(12,000)
Distributions from Salishan-Mohegan, LLC to Mohegan Tribe	(150)	—	(150)	—	(150)
Balance, March 31, 2018	$229,922	$8,306	$238,228	$113,570	$351,798

Balance, September 30, 2017	$196,645	$1,125	$197,770	$111,399	$309,169
Net income (loss)	57,817	—	57,817	(708)	57,109
Foreign currency translation adjustment	—	7,181	7,181	9,026	16,207
Share redemption	—	—	—	(6,147)	(6,147)
Distributions to Mohegan Tribe	(24,000)	—	(24,000)	—	(24,000)
Distributions from Salishan-Mohegan, LLC to Mohegan Tribe	(540)	—	(540)	—	(540)
Balance, March 31, 2018	$229,922	$8,306	$238,228	$113,570	$351,798

Balance, December 31, 2016	$185,480	$(3,791)	$181,689	$98,412	$280,101
Net income (loss)	31,470	—	31,470	(74)	31,396
Foreign currency translation adjustment	—	7,205	7,205	7,804	15,009
Share-based compensation	—	—	—	7,569	7,569
Distributions to Mohegan Tribe	(12,000)	—	(12,000)	—	(12,000)
Balance, March 31, 2017	$204,950	$3,414	$208,364	$113,711	$322,075

Balance, September 30, 2016	$249,102	$5,106	$254,208	$108,444	$362,652
Net loss	(20,152)	—	(20,152)	(693)	(20,845)
Foreign currency translation adjustment	—	(1,692)	(1,692)	(1,609)	(3,301)
Share-based compensation	—	—	—	7,569	7,569
Distributions to Mohegan Tribe	(24,000)	—	(24,000)	—	(24,000)
Balance, March 31, 2017	$204,950	$3,414	$208,364	$113,711	$322,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended	For the Six Months Ended
	March 31, 2018	March 31, 2017
Cash flows provided by (used in) operating activities:
Net income (loss)	$57,109	$(20,845)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	40,035	36,302
Accretion of discounts	1,798	—
Loss on modification and early extinguishment of debt, net	—	65,218
Amortization of debt issuance costs, premiums and discounts	6,227	3,521
Provision for losses on receivables	1,774	1,463
Share-based compensation	—	7,569
Loss on share redemption	188	—
(Gain) loss on disposition of assets	331	(91)
Loss from unconsolidated affiliates	421	2,845
Changes in operating assets and liabilities:
Decrease in receivables	7,871	8,639
(Increase) decrease in inventories	(10)	374
Increase in other assets	(13,339)	(10,166)
Decrease in trade payables	(4,269)	(2,462)
Increase in accrued interest	3	12,902
Increase in other liabilities	5,645	7,966
Net cash flows provided by operating activities	103,784	113,235
Cash flows provided by (used in) investing activities:
Purchases of property and equipment, including decreases in construction payables of $11,132 and $2,604, respectively	(83,667)	(31,929)
Issuance of third-party loans and advances	(1,072)	(1,074)
Payments received on third-party loans and advances	92	87
Decrease in restricted cash and cash equivalents, net	16,625	6,518
Proceeds from asset sales	258	146
Investments in unconsolidated affiliates	(1,475)	(600)
Share redemption payments	(1,527)	—
Net cash flows used in investing activities	(70,766)	(26,852)
Cash flows provided by (used in) financing activities:
Prior Senior Secured Credit Facility borrowings - Revolving	—	35,000
Prior Senior Secured Credit Facility repayments - Revolving	—	(48,000)
Prior Senior Secured Credit Facility repayments - Term Loan A	—	(99,986)
Prior Senior Secured Credit Facility repayments - Term Loan B	—	(778,175)
Senior Secured Credit Facility borrowings - Revolving	257,000	301,000
Senior Secured Credit Facility repayments - Revolving	(216,000)	(284,000)
Senior Secured Credit Facility borrowings - Term Loan A, net of discount	—	441,965
Senior Secured Credit Facility repayments - Term Loan A	(43,435)	(16,688)
Senior Secured Credit Facility borrowings - Term Loan B, net of discount	—	777,150
Senior Secured Credit Facility repayments - Term Loan B	(23,771)	(1,963)
Prior Line of Credit borrowings	—	9,735
Prior Line of Credit repayments	—	(9,735)
Line of Credit borrowings	394,569	296,550
Line of Credit repayments	(374,005)	(290,634)
Proceeds from issuance of Senior Unsecured Notes, net of discount	—	496,355
Mohegan Expo Credit Facility borrowings - Term Loan	9,200	—
Downs Lodging Credit Facility repayments - Term Loan	—	(21,656)
Repayments to Mohegan Tribe	—	(12,920)
Repayments of other long-term debt	(138)	(785,327)
Payments on capital lease obligations	—	(1,521)
Distributions to Mohegan Tribe	(24,000)	(24,000)
Distributions from Salishan-Mohegan, LLC to Mohegan Tribe	(540)	—
Payments of tender offer and repurchase costs	—	(50,308)
Payments of financing fees	(19)	(22,106)
Net cash flows used in financing activities	(21,139)	(89,264)
Net increase (decrease) in cash and cash equivalents	11,879	(2,881)
Effect of exchange rate on cash and cash equivalents	228	(16)
Cash and cash equivalents at beginning of period	88,953	83,743
Cash and cash equivalents at end of period	$101,060	$80,846

Supplemental disclosures:
Cash paid during the period for interest	$53,119	$42,220
Conversion of Redemption Liability to Redemption Note Payable	$74,084	$—
Share redemption	$6,335	$—
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
As of March 31, 2018, the following subsidiaries were wholly-owned by the Company: Mohegan Basketball Club, LLC (“MBC”), Mohegan Golf, LLC (“Mohegan Golf”), Mohegan Lacrosse, LLC (“Mohegan Lacrosse”), Mohegan Expo Center, LLC (“Mohegan Expo”), Mohegan Commercial Ventures-PA, LLC (“MCV-PA”), Mohegan Ventures-Northwest, LLC (“Mohegan Ventures-NW”) and Mohegan Gaming Advisors, LLC (“Mohegan Gaming Advisors”).
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Mohegan Gaming Advisors was formed to pursue gaming opportunities outside the state of Connecticut, including management contracts and consulting agreements for casino and entertainment properties. As of March 31, 2018, the subsidiary and investment interests held by Mohegan Gaming Advisors include the following:

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

NOTE 2—BASIS OF PRESENTATION:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by US GAAP. In management's opinion, all adjustments, including normal recurring accruals and adjustments, necessary for a fair statement of the Company's operating results for the interim period, have been included.
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, the Company's operating results for the three months and six months ended March 31, 2018 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries and entities. In accordance with authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”) pertaining to consolidation of variable interest entities (“VIE”), the accounts of Salishan-Mohegan are consolidated into the accounts of Mohegan Ventures-NW (refer to Note 6), the accounts of Inspire Integrated Resort are consolidated

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

into the accounts of Mohegan Gaming Advisors (refer to Note 7) and the accounts of NEBW are consolidated into the accounts of Mohegan Lacrosse as Mohegan Ventures-NW, Mohegan Gaming Advisors and Mohegan Lacrosse are deemed to be the primary beneficiaries. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. To determine whether the Company's interest in a VIE could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement in the VIE. The Company assesses whether it is the primary beneficiary of a VIE or the holder of a significant variable interest in a VIE on an on-going basis. In consolidation, all inter-company balances and transactions were eliminated.
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
Long-term receivables from others consist of funds loaned to a third-party in connection with the Cowlitz Project and a loan to a tenant of Mohegan Sun. The Company considered maintaining a reserve for doubtful collection of these receivables based on the Company's estimate of the probability that the receivables will be collected considering historical experience, creditworthiness of the related third-party and tenant and all other available information; however, no such reserve was deemed necessary as of March 31, 2018 and September 30, 2017.
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
The following table presents a reconciliation of long-term receivables and the related reserve for doubtful collection of these long-term receivables (in thousands):

	Long-Term Receivables
	Affiliates	Others	Total
Balance, December 31, 2017 (1)	$95,170	$5,743	$100,913
Additions:
Advances and other loans, including interest receivable	3,032	823	3,855
Deductions:
Reclassification to current portion	—	(49)	(49)
Balance, March 31, 2018 (1)	$98,202	$6,517	$104,719

Balance, September 30, 2017 (1)	$92,304	$5,286	$97,590
Additions:
Advances and other loans, including interest receivable	5,898	1,329	7,227
Deductions:
Reclassification to current portion	—	(98)	(98)
Balance, March 31, 2018 (1)	$98,202	$6,517	$104,719
__________

(1)	Includes interest receivable of $67.7 million, $64.5 million and $61.5 million as of March 31, 2018, December 31, 2017 and September 30, 2017, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	Reserves for Doubtful Collection of Long-Term Receivables
	Affiliates	Others	Total
Balance, December 31, 2017	$9,517	$—	$9,517
Additions:
Charges to bad debt expense	303	—	303
Balance, March 31, 2018	$9,820	$—	$9,820

Balance, September 30, 2017	$9,230	$—	$9,230
Additions:
Charges to bad debt expense	590	—	590
Balance, March 31, 2018	$9,820	$—	$9,820
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
The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, receivables, trade payables and promissory notes and certain credit facilities approximates fair value. The estimated fair value of the Company's financing facilities and notes were as follows (in thousands):

	March 31, 2018
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$41,000	$40,795
Senior Secured Credit Facility - Term Loan A	$345,242	$350,624
Senior Secured Credit Facility - Term Loan B	$738,584	$753,453
2016 7 7/8% Senior Unsecured Notes	$488,278	$497,500
Mohegan Expo Credit Facility - Term Loan	$22,398	$23,900
The estimated fair values of the Company's financing facilities and notes were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about March 31, 2018.
Additional Cash Flow Information
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	March 31, 2018	September 30, 2017
Senior Secured Credit Facility - Revolving, due October 2021	$41,000	$—
Senior Secured Credit Facility - Term Loan A, due October 2021, net of discount and debt issuance costs of $6,261 and $7,415, respectively	345,242	387,523
Senior Secured Credit Facility - Term Loan B, due October 2023, net of discount and debt issuance costs of $16,757 and $18,073, respectively	738,584	761,039
2016 7 7/8% Senior Unsecured Notes, due October 2024, net of discount and debt issuance costs of $11,722 and $12,383, respectively	488,278	487,617
Line of Credit	20,564	—
Mohegan Expo Credit Facility, due April 2022, net of debt issuance costs of $1,502 and $1,683, respectively	22,398	13,017
Other	1,875	2,013
Long-term debt	1,657,941	1,651,209
Less: current portion of long-term debt	(92,009)	(75,131)
Long-term debt, net of current portion	$1,565,932	$1,576,078
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
As of March 31, 2018, amounts outstanding under the Revolving Facility, Term Loan A Facility and Term Loan B Facility totaled $41.0 million, $351.5 million and $755.3 million, respectively. As of March 31, 2018, letters of credit issued under the Revolving Facility totaled $2.3 million, of which no amounts were drawn. Inclusive of letters of credit, which reduce borrowing availability under the Revolving Facility, the Company had approximately $106.2 million of borrowing capacity under its Revolving Facility and Line of Credit as of March 31, 2018.
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
As of March 31, 2018, the $41.0 million outstanding under the Revolving Facility was comprised of a $15.0 million base rate loan with a base rate of 4.75% plus 275 basis points and a $26.0 million Eurodollar rate loan with a Eurodollar rate of 1.74% plus 375 basis points. The commitment fee was 0.50% as of March 31, 2018. As of March 31, 2018, interest on the $351.5 million outstanding under the Term Loan A Facility was based on a Eurodollar rate of 1.88% plus 375 basis points. As of March 31, 2018, interest on the $755.3 million outstanding under the Term Loan B Facility was based on a Eurodollar rate of 1.88% plus 400 basis points. As of March 31, 2018 and September 30, 2017, accrued interest, including commitment fees, on the Senior Secured Credit Facilities was $763,000 and $829,000, respectively.
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
As of March 31, 2018, the Company and the Tribe were in compliance with all respective covenant requirements under the Senior Secured Credit Facilities.
Senior Unsecured Notes
2016 7 7/8% Senior Unsecured Notes
In October 2016, the Company issued $500.0 million senior unsecured notes with fixed interest payable at a rate of 7.875% per annum (the “2016 Senior Unsecured Notes”). The 2016 Senior Unsecured Notes mature on October 15, 2024. Interest on the 2016 Senior Unsecured Notes is payable semi-annually in arrears on April 15 and October 15. As of March 31, 2018 and September 30, 2017, accrued interest on the 2016 Senior Unsecured Notes was $18.1 million.
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
As of March 31, 2018, the Company and the Tribe were in compliance with all respective covenant requirements under the 2016 Senior Unsecured Notes indenture.
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
Line of Credit
In October 2016, in connection with the new Senior Secured Credit Facilities, the Company entered into a $25.0 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Under the Line of Credit, each advance accrues interest on the basis of a one-month LIBOR rate plus an applicable margin based on the Company's total leverage ratio, as each term is defined under the Line of Credit, as amended. As of March 31, 2018, interest on the $20.6 million outstanding under the
Line of Credit was based on a rate of 4.91%. Borrowings under the Line of Credit are uncollateralized general obligations of the Company. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facilities. As of March 31, 2018, the Company was in compliance with all covenant requirements under the Line of Credit. As of March 31, 2018 and September 30, 2017, accrued interest on the Line of Credit was $48,000 and $37,000, respectively.
Mohegan Expo Credit Facility
In April 2017, the Company, through its wholly-owned subsidiary, Mohegan Expo, entered into a loan agreement with certain third-party lenders providing for a $25.0 million tax-exempt senior secured multi-draw term loan with an approximately $8.3 million increase option (the “Mohegan Expo Credit Facility”). In September 2017, Mohegan Expo exercised the Mohegan Expo Credit Facility increase option. The proceeds from the Mohegan Expo Credit Facility were used to partially finance the construction of an approximately $80.0 million, 240,000-square-foot exposition and convention center being constructed adjacent to Mohegan Sun on land leased to Mohegan Expo by the Company (the “Mohegan Sun Exposition and Convention Center”). The remainder of the construction costs for the Mohegan Sun Exposition and Convention Center are being funded through investments by the Company. Construction on the Mohegan Sun Exposition and Convention Center commenced in March 2017 and it is expected to open in the summer of 2018.
The Mohegan Expo Credit Facility matures on April 22, 2022. Principal outstanding under the Mohegan Expo Credit Facility amortizes at a rate of 7.5% per annum, payable quarterly, commencing October 1, 2018. As of March 31, 2018, borrowings under the Mohegan Expo Credit Facility accrued interest at a variable rate per annum equal to the following: the product of (a) the sum of (i) the LIBOR rate and (ii) 4.79% and (b) 70 basis points. There is also a fee of 0.50% per annum charged on undrawn amounts, payable quarterly in arrears. Interest is payable monthly through July 1, 2018 and quarterly in arrears thereafter through the maturity date. Mohegan Expo is required to maintain a six-month debt service reserve in a designated account under the Mohegan Expo Credit Facility. As of March 31, 2018, interest on the $23.9 million outstanding under the Mohegan Expo Credit Facility was based on a rate of approximately 5.25%.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The Mohegan Expo Credit Facility is a senior secured obligation of Mohegan Expo, collateralized by: (1) all existing and future assets of Mohegan Expo and (2) a contribution agreement pursuant to which the Company has agreed to make certain contingent cash contributions to Mohegan Expo to the extent required to: (a) complete the Mohegan Sun Exposition and Convention Center or (b) fund any shortfalls in the repayment of debt service under the Mohegan Expo Credit Facility. The Mohegan Expo Credit Facility subjects Mohegan Expo to certain covenant requirements customarily found in loan agreements for similar transactions. As of March 31, 2018 and September 30, 2017, accrued interest on the Mohegan Expo Credit Facility was $122,000 and $65,000, respectively.

NOTE 4—RELATED PARTY TRANSACTIONS:
Distributions
Distributions to the Tribe totaled $12.0 million for each of the three months ended March 31, 2018 and 2017 and $24.0 million for each of the six months ended March 31, 2018 and 2017.
Under the terms of Salishan-Mohegan’s operating agreement, management fees are allocated to the current members of Salishan-Mohegan based on their respective membership interests (refer to Note 6). Distributions to the Tribe in connection with this agreement totaled $150,000 and $540,000 for the three months and six months ended March 31, 2018, respectively.
Services
The Tribe provides certain governmental and administrative services to the Company. Expenses incurred for such services were recorded within operating costs and expenses in the accompanying condensed consolidated statements of income (loss) and comprehensive income (loss) as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Gaming	$1.1	$1.1	$2.5	$2.2
Advertising, general and administrative	5.6	5.4	11.4	10.7
Corporate	1.6	1.5	3.3	3.1
Total	$8.3	$8.0	$17.2	$16.0
As of March 31, 2018, prepaid governmental and administrative services totaled $4.0 million and was included in due from Mohegan Tribe in the accompanying condensed consolidated balance sheet. As of September 30, 2017, there were no prepaid governmental and administrative services.
The Company purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Tribe, the Mohegan Tribal Utility Authority. The Company incurred costs for such utilities totaling $5.2 million and $4.7 million for the three months ended March 31, 2018 and 2017, respectively, and $9.9 million and $8.9 million for the six months ended March 31, 2018 and 2017, respectively. These costs were recorded within advertising, general and administrative costs and expenses in the accompanying condensed consolidated statements of income (loss) and comprehensive income (loss).
Leases
The Company leases the land on which Mohegan Sun is located from the Tribe under a long-term lease agreement. This lease agreement was amended and restated in October 2016. The lease agreement requires the Company to make a nominal annual rental payment. This lease has an initial term of 25 years and is renewable by the Company for an additional 25-year term upon expiration.
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
In March 2015, the Company entered into a sublease agreement with a subsidiary of the Tribe, the Mohegan Tribal Finance Authority, to sublease the Earth Hotel Tower and related improvements for the purpose of operating the hotel on a triple net basis for a term of 28 years and 4 months. The Company also entered into a similar sublease agreement with the Tribe to sublease a related connector which connects the Earth Hotel Tower to the Sky Hotel lobby. Rental payments under these leases commenced with the opening of the Earth Hotel Tower, which occurred in November 2016. The Company classified these leases as operating

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

leases for financial reporting purposes in accordance with authoritative guidance issued by the FASB pertaining to the accounting for leases. On December 15, 2017, the Company purchased the connector for a purchase price of $8.5 million and terminated the related sublease agreement. The Company incurred lease expenses associated with these leases totaling $2.2 million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively, and $4.5 million and $4.0 million for the six months ended March 31, 2018 and 2017, respectively. These expenses were recorded within hotel operating costs and expenses in the accompanying condensed consolidated statements of income (loss) and comprehensive income (loss).
Due from Mohegan Tribe
As of March 31, 2018 and September 30, 2017, due from Mohegan Tribe consisted primarily of a long-term loan receivable due from the Tribe. The Company, together with the Tribe, offer a benefit plan for certain eligible employees (the “Mohegan Benefit Plan”). The Mohegan Benefit Plan is sponsored by the Tribe for the benefit of participants who authorize the purchase of life insurance policies as a means of providing certain life insurance benefits to the participants and their spouses as joint insured. The life insurance policies are established on the life of each participant, and each premium contribution provided by the Company to the Tribe on behalf of the participant is treated as a loan from the Company to the Tribe and, in turn, as a loan from the Tribe to the participant, for legal, tax and financial reporting purposes. The loans from the Company to the Tribe are recorded as a long-term loan receivable. This loan receivable is required to be repaid by the Tribe. Accordingly, the Tribe retains an interest in each participant’s death benefit from the life insurance policies that will provide the Company with full repayment of the accumulated loan receivable at the death of the applicable participants insured under the life insurance policies.
Due to Mohegan Tribe
As of March 31, 2018 and September 30, 2017, due to Mohegan Tribe consisted primarily of outstanding lease payments related to the Earth Hotel Tower.
Other
As of March 31, 2018 and September 30, 2017, funds loaned, including accrued interest, to Salishan Company, LLC and its owner in connection with the Cowlitz Project which are included in other assets, net in the accompanying condensed consolidated balance sheets totaled $6.4 million and $5.1 million, respectively.

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
The Company reflected expenses associated with the combined Slot Win Contribution and free promotional slot play contribution totaling $36.6 million and $36.9 million for the three months ended March 31, 2018 and 2017, respectively, and $73.1 million and $73.9 million for the six months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and September 30, 2017, the combined outstanding Slot Win Contribution and free promotional slot play contribution totaled $13.7 million and $13.0 million, respectively, and were included in other current liabilities in the accompanying condensed consolidated balance sheets.

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
The Pennsylvania Race Horse Development and Gaming Act stipulates that holders of Category One slot machine licenses must pay a portion of revenues from slot machines to the PGCB on a daily basis (“Pennsylvania Slot Machine Tax”), including local share assessments and fees to be paid to or for the support of the counties and municipalities hosting Mohegan Sun Pocono and assessments for the development and support of horse racing in the commonwealth of Pennsylvania. The Pennsylvania Slot Machine Tax, including assessments, has approximated 55% of gross revenues from slot machines. By statute, 2% of the Pennsylvania Slot Machine Tax is allocated to the local county and an additional 2% was subject to a $10.0 million minimum annual threshold to ensure that the host cities and municipalities receive an annual minimum of $10.0 million in local share assessments. In September 2016, the Pennsylvania Supreme Court declared the municipal local share assessment threshold to be unconstitutional and imposed a deadline for legislative action, which was subsequently extended to and expired on May 26, 2017. Downs Racing continued to pay the municipal local share assessment equal to the $10.0 million annual minimum to Plains Township under a memorandum of understanding. On October 30, 2017, the Governor of Pennsylvania signed into law Act 42 of 2017, which amends the Pennsylvania Race Horse Development and Gaming Act. Among other things, Act 42 of 2017 abolished the 2% or $10.0 million municipal local share assessment and replaced it with a new $10.0 million slot machine operation fee. The new slot machine operation fee was effective for the 2017 calendar year, with credits for amounts paid towards the prior municipal local share assessment. The 2% county local share assessment, which is applicable for revenues from both slot machines and table games, was unaffected. Effective January 1, 2018, Act 42 of 2017 also increased the effective Pennsylvania Slot Machine Tax by 1%. Downs Racing maintains a $1.5 million escrow deposit in the name of the Commonwealth of Pennsylvania for the Luzerne County portion of Pennsylvania Slot Machine Tax payments, which was included in other assets, net in the accompanying condensed consolidated balance sheets.

The Company reflected expenses associated with the Pennsylvania Slot Machine Tax totaling $29.1 million and $28.2 million for the three months ended March 31, 2018 and 2017, respectively, and $56.3 million and $55.9 million for the six months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and September 30, 2017, outstanding Pennsylvania Slot Machine Tax payments totaled $3.8 million and $5.4 million, respectively, and were included in other current liabilities in the accompanying condensed consolidated balance sheets.

Pennsylvania Table Game Tax
In January 2010, the Commonwealth of Pennsylvania amended the Pennsylvania Race Horse Development and Gaming Act to allow slot machine operators in the commonwealth of Pennsylvania to obtain a table game operation certificate and operate certain table games, including poker. Under the amended law, holders of table game operation certificates must pay a portion of revenues from table games to the PGCB on a weekly basis (“Pennsylvania Table Game Tax”). The Pennsylvania Table Game Tax is currently 14%, plus the 2% county local share assessment.
The Company reflected expenses associated with the Pennsylvania Table Game Tax totaling $1.5 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively, and $3.1 million and $3.5 million for the six months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and September 30, 2017, outstanding Pennsylvania Table Game Tax payments totaled $113,000 and $100,000, respectively, and were included in other current liabilities in the accompanying condensed consolidated balance sheets.
Pennsylvania Regulatory Fee
Slot machine licensees in the commonwealth of Pennsylvania are required to reimburse state gaming regulatory agencies for various administrative and operating expenses (“Pennsylvania Regulatory Fee”) at a rate of 1.7% of gross revenues from slot machines and table games.
The Company reflected expenses associated with the Pennsylvania Regulatory Fee totaling $1.2 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively, and $2.5 million for each of the six months ended March 31, 2018 and 2017. As of March 31, 2018 and September 30, 2017, outstanding Pennsylvania Regulatory Fee payments to the PGCB totaled $146,000 and $145,000, respectively, and were included in other current liabilities in the accompanying condensed consolidated balance sheets.

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
In June 2011, the PGCB adopted a method of assessment of repayment for the Subsequent Loans pursuant to which repayment commenced on January 1, 2012 and will continue over a 10-year period in accordance with a formula based on a combination of a single fiscal year and cumulative gross revenues from slot machines for each operating slot machine licensee. The Company reflected expenses associated with this repayment schedule totaling $148,000 and $151,000 for the three months ended March 31, 2018 and 2017, respectively, and $297,000 and $303,000 for the six months ended March 31, 2018 and 2017, respectively.
Pursuant to Act 42 of 2017, on December 1, 2017, the PGCB issued an administrative order establishing a repayment schedule for the Initial Loans. Under the repayment schedule, quarterly payments commenced in January 2018 and will continue through June 2019. Accordingly, in fiscal 2017, the Company recorded a $3.2 million charge for its portion of the Initial Loans. As of March 31, 2018 and September 30, 2017, the related liability totaled $2.8 million and $3.2 million, respectively, and were included in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.
Horsemen’s Agreement
Downs Racing and the Pennsylvania Harness Horsemen’s Association (the “PHHA”) are parties to an agreement that governs all live harness racing and simulcasting and account wagering at the Pennsylvania Facilities through December 31, 2018. As of March 31, 2018 and September 30, 2017, outstanding payments to the PHHA for purses earned by horsemen, but not yet paid, totaled $4.7 million and $4.9 million, respectively, and were included in other current liabilities in the accompanying condensed consolidated balance sheets.
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
The Company reflected payments associated with the Priority Distribution Agreement totaling $10.0 million for each of the three months ended March 31, 2018 and 2017 and $20.0 million for each of the six months ended March 31, 2018 and 2017.
Litigation and Legal Proceedings
The Company is a defendant in various claims and legal actions resulting from its normal course of business, primarily relating to personal injuries to patrons and damages to patrons' personal assets. The Company estimates litigation claims expense and accrues for such liabilities based upon historical experience. In management's opinion, the aggregate liability, if any, arising from such litigations will not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 6—MOHEGAN VENTURES-NORTHWEST, LLC (COWLITZ PROJECT):
Mohegan Ventures-NW, a wholly-owned subsidiary of the Company, is a member of Salishan-Mohegan. Salishan-Mohegan was formed to participate in the development and management of ilani Casino Resort, a gaming and entertainment facility owned by the federally-recognized Cowlitz Tribe and CTGA, which opened in April 2017 on the Cowlitz reservation in Clark County, Washington. Mohegan Ventures-NW, Salishan Company, LLC (“Salishan Company”), an unrelated entity, and a subsidiary of the Tribe, previously held membership interests in Salishan-Mohegan of 49.15%, 40% and 10.85%, respectively.
In April 2017, Salishan Company and Salishan-Mohegan entered into a membership interest redemption and withdrawal agreement (the “Redemption and Withdrawal Agreement”), pursuant to which Salishan-Mohegan agreed to redeem all of Salishan

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Company’s right, title and interest in and to its membership interests of Salishan-Mohegan, and Salishan Company agreed to resign and irrevocably withdraw as a member of Salishan-Mohegan. As a result of this withdrawal and the retirement of the related shares, Mohegan Ventures-NW and a subsidiary of the Tribe now hold membership interests in Salishan-Mohegan of 81.92% and 18.08%, respectively. In connection with the Redemption and Withdrawal Agreement, the parties also formed a new development entity, SMDC, to which Salishan-Mohegan assigned the right of first refusal for certain subsequent material expansion or future development, as provided in the development agreement for the Cowlitz Project. Mohegan Ventures-NW, Salishan Company and a subsidiary of the Tribe hold membership interests in SMDC of 49.15%, 40% and 10.85%, respectively.
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
The following table presents a reconciliation of the Redemption Liability (in thousands):

Redemption Liability
Balance, September 30, 2017	$72,351
Additions:
Accretion of discount to the Redemption Liability	1,733
Deductions:
Conversion to Redemption Note Payable on December 15, 2017	(74,084)
Balance, March 31, 2018	$—
The following table presents a reconciliation of the Redemption Note Payable (in thousands):

Redemption Note Payable
Balance, December 31, 2017	$74,491
Additions:
Amortization of discount to the Redemption Note Payable	2,116
Balance, March 31, 2018	$76,607

Balance, September 30, 2017	$—
Additions:
Initial Redemption Note Payable on December 15, 2017	74,084
Amortization of discount to the Redemption Note Payable	2,523
Balance, March 31, 2018	$76,607
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The following table presents a reconciliation of development fees, including accrued interest, (in thousands):

Development Fees
Balance, December 31, 2017	$2,627
Additions:
Fees earned, including interest receivable (1)	(230)
Deductions:
Payments received	(1,000)
Balance, March 31, 2018	$1,397

Balance, September 30, 2017	$3,508
Additions:
Fees earned, including interest receivable (1)	889
Deductions:
Payments received	(3,000)
Balance, March 31, 2018	$1,397
_________

(1)
Primarily recorded within retail, entertainment and other revenues in the accompanying condensed consolidated statements of income and comprehensive income for the three months and six months ended March 31, 2018.

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

The following table presents a reconciliation of management fees (in thousands):

Management Fees
Balance, December 31, 2017	$2,393
Additions:
Fees earned (1)	3,389
Deductions:
Payments received (2)	(957)
Balance, March 31, 2018	$4,825

Balance, September 30, 2017	$3,189
Additions:
Fees earned (1)	4,752
Deductions:
Payments received (2)	(3,116)
Balance, March 31, 2018	$4,825
_________

(1)
Recorded within retail, entertainment and other revenues in the accompanying condensed consolidated statement of income and comprehensive income for the three months and six months ended March 31, 2018.

(2)	Distributions to the Tribe, based on their membership interest, totaled $150,000 and $540,000 for the three months and six months ended March 31, 2018, respectively.
In December 2015, CTGA obtained financing for the Cowlitz Project. The financing provided funding for construction of the Cowlitz Project and a partial repayment of the Salishan-Mohegan receivables. In connection with this transaction, Salishan-Mohegan was repaid $19.4 million of the Salishan-Mohegan receivables, a portion of which was used to repay certain outstanding debt of Salishan-Mohegan. Under the terms of the development agreement, the remaining outstanding Salishan-Mohegan receivables are to be repaid in equal monthly installments over a seven-year period commencing the first month following the opening of the Cowlitz Project, which occurred in April 2017, subject to conditions of the Cowlitz financing. As of March 31, 2018, the remaining outstanding Salishan-Mohegan receivables accrue interest at an annual rate of 13.0%. Pursuant to the development agreement, repayment of the remaining outstanding Salishan-Mohegan receivables may accelerate depending on the level of available cash at the end of each fiscal year, subject to certain conditions as set forth in the development agreement, including conditions of the Cowlitz financing.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The Company maintains a reserve for doubtful collection of the Salishan-Mohegan receivables, which is based on the Company's estimate of the probability that the receivables will be collected. The Company assesses the adequacy of this reserve on a quarterly basis. In fiscal 2016, the Company reduced the reserve following the financing of the Cowlitz Project. The Company further reduced the reserve in fiscal 2017 following the opening of ilani Casino Resort. Future developments relating to the Cowlitz Project, including cash flows generated by the casino and other matters affecting the project could affect the collectability of these receivables and the related reserve. As of March 31, 2018 and September 30, 2017, the Salishan-Mohegan receivables, including accrued interest, totaled $98.2 million and $92.3 million, respectively. As of March 31, 2018 and September 30, 2017, related reserves for doubtful collection totaled $9.8 million and $9.2 million, respectively. The Salishan-Mohegan receivables were included in other assets, net, in the accompanying condensed consolidated balance sheets.
As of March 31, 2018 and September 30, 2017, Salishan-Mohegan had total assets of $95.9 million and $90.0 million, respectively, and total liabilities of $154.9 million and $147.0 million, respectively.

NOTE 7—MOHEGAN GAMING ADVISORS, LLC (PROJECT INSPIRE):
As of March 31, 2018, Mohegan Gaming Advisors, a wholly-owned subsidiary of the Company, held a 50.19% membership interest in Inspire Integrated Resort, which was formed to pursue gaming opportunities in South Korea. The remaining 49.81% membership interest in Inspire Integrated Resort was held by an unrelated third-party and its affiliates. Inspire Integrated Resort is not a restricted entity of the Company, and therefore, is not a guarantor of the Company’s debt obligations.
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
Mohegan Gaming Advisors and its partner have each contributed approximately $100.0 million in cash into Project Inspire. The construction costs for Project Inspire are currently being funded by these contributions. As of March 31, 2018 and September 30, 2017, unused contributions, after factoring in the effect of the exchange rate, totaled $155.9 million and $162.0 million, respectively, and were primarily included in non-current assets - restricted cash and cash equivalents and other assets, net in the accompanying condensed consolidated balance sheets. As of March 31, 2018 and September 30, 2017, property and equipment, net, which consisted primarily of construction in process, totaled $66.1 million and $49.2 million, respectively.
As of March 31, 2018 and September 30, 2017, Inspire Integrated Resort had total assets of $224.3 million and $212.8 million, respectively, and total liabilities of $9.8 million and $13.9 million, respectively. Outstanding liabilities are anticipated to be funded by Inspire Integrated Resort's restricted cash and cash equivalents.
In February 2018, Mohegan Gaming Advisors entered into an amicable settlement agreement with Miura Holdings Asia, LLC (“Miura”) to relinquish Miura’s rights in connection with certain prior agreements, pursuant to which Miura would have been entitled to a small percentage of (i) equity in Inspire Integrated Resort and (ii) certain development and management fees in connection with Project Inspire, for an amount equal to approximately $10.0 million payable over 13 years. These payments were reflected at the estimated fair value in the accompanying condensed consolidated balance sheet.

NOTE 8—SEGMENT REPORTING:
As of March 31, 2018, the Company owns and operates, either directly or through subsidiaries, the Connecticut Facilities and the Pennsylvania Facilities. Substantially all of the Company's revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. The Company's executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Company has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities. The Company's operations related to investments in unconsolidated affiliates and certain other Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
(in thousands)	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Net revenues:
Mohegan Sun	$260,354	$264,994	$523,291	$524,197
Mohegan Sun Pocono	67,130	68,303	131,934	136,721
Corporate and other	4,593	3,587	8,396	7,018
Inter-segment revenues	(60)	(60)	(120)	(120)
Total	$332,017	$336,824	$663,501	$667,816
Income (loss) from operations:
Mohegan Sun	57,779	66,485	$114,172	$115,834
Mohegan Sun Pocono	8,872	9,691	16,547	17,601
Corporate and other	(10,579)	(16,752)	(19,647)	(24,591)
Total	56,072	59,424	111,072	108,844
Accretion of discounts	(65)	—	(1,798)	—
Interest income	3,877	2,678	7,746	5,578
Interest expense, net of capitalized interest	(30,806)	(28,594)	(59,142)	(58,629)
Loss on modification and early extinguishment of debt	—	—	—	(73,796)
Loss from unconsolidated affiliates	(596)	(2,114)	(421)	(2,845)
Other income (expense), net	(63)	2	(348)	3
Net income (loss)	28,419	31,396	57,109	(20,845)
Loss attributable to non-controlling interests	189	74	708	693
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$28,608	$31,470	$57,817	$(20,152)
Comprehensive income (loss):
Foreign currency translation adjustment	1,460	15,009	16,207	(3,301)
Other comprehensive income (loss)	1,460	15,009	16,207	(3,301)
Other comprehensive (income) loss attributable to non-controlling interests	(708)	(7,804)	(9,026)	1,609
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	752	7,205	7,181	(1,692)
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$29,360	$38,675	$64,998	$(21,844)

	For the Six Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Capital expenditures incurred:
Mohegan Sun	$56,482	$19,843
Mohegan Sun Pocono	3,786	2,875
Corporate and other	12,267	6,607
Total	$72,535	$29,325

(in thousands)	March 31, 2018	September 30, 2017
Total assets:
Mohegan Sun	$1,358,638	$1,333,012
Mohegan Sun Pocono	577,859	582,241
Corporate and other	348,093	320,428
Total	$2,284,590	$2,235,681

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 9—SUBSEQUENT EVENTS:
On April 12, 2018, the Company entered into an Incremental Joinder and Second Amendment to its Credit Agreement (the “Amendment Agreement”) among the Company, the Tribe, the other loan parties party thereto, Citizens Bank, N.A., as Administrative Agent and L/C Issuer, and the other lenders party thereto, amending the Senior Secured Credit Facilities.
The Amendment Agreement amends the Senior Secured Credit Facilities to, among other things, make changes to the covenants and other provisions therein and to change the interest rate applicable to borrowings under the Term Loan A Facility to: (i) for base rate loans, the base rate plus a leverage-based margin of 100 to 312.5 basis points and (ii) for Eurodollar rate loans, the applicable LIBOR rate (subject to a 0.0% LIBOR floor) plus a leverage-based margin of 200 to 412.5 basis points and the Term Loan B Facility to: (i) for base rate loans, the base rate plus a leverage-based margin of 300 to 337.5 basis points and (ii) for Eurodollar rate loans, the applicable LIBOR rate (subject to a 1.0% LIBOR floor) plus a leverage-based margin of 400 to 437.5 basis points.
In addition, pursuant to the Amendment Agreement, immediately after the effectiveness of the amendments described above, the Company established $80.0 million of increased revolving commitments and borrowed $80.0 million of increased term B loans (such increased commitments and loans, collectively, the “Incremental Facilities”) on the same terms as the Company’s existing revolving commitments and term B loans, respectively.
The net proceeds of the Incremental Facilities will be used for working capital and other general corporate purposes, including additional investments.
The Company incurred approximately $9.7 million in costs in connection with this transaction. While the Company has not yet completed its evaluation, it expects that a portion of these costs will be expensed in its third quarter of fiscal 2018.

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
Mohegan Sun currently operates in an approximately 5.0 million square-foot facility, which includes the following:
Casino of the Earth
As of March 31, 2018, Casino of the Earth offered:

•	approximately 185,000 square feet of gaming space;

•	approximately 2,415 slot machines and 150 traditional and electronic table games;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

•
food and beverage amenities, including: Seasons Buffet, a 784-seat multi-station buffet with live cooking stations, Bobby Flay's Bobby's Burger Palace, Bean and Vine Café & Wine Bar, Bow & Arrow Sports Bar and multiple service bars, all operated by us, as well as Ballo Italian Restaurant & Social Club, Jumbo Oriental, a full-service Asian restaurant and food court, Chick-Fil-A, Frank Pepe Pizzeria Napoletana, Hash House a Go Go, Fidelia's Market, an approximately 290-seat multi-station food court, and Carlo's Bakery, all operated by third-parties, for a total restaurant seating of approximately 2,240;

•	five Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars;

•	an approximately 400-room Earth Hotel Tower operated by us;

•	COMIX, an approximately 415-seat comedy club and craft beer bar operated by a third-party; and

•	the Wolf Den, an approximately 10,000-square-foot, 275-seat lounge featuring live entertainment.
Casino of the Sky
As of March 31, 2018, Casino of the Sky offered:

•	approximately 125,000 square feet of gaming space;

•	approximately 1,880 slot machines and 105 traditional and electronic table games;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, Starbucks, a 24-hour coffee shop and three lounges and bars, all operated by us, as well as five additional full-service restaurants, two quick-service restaurants and a multi-station food court, all operated by third-parties, for a total restaurant seating of approximately 2,160;

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
As of March 31, 2018, Casino of the Wind offered:

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
Mohegan Sun Pocono currently operates in an approximately 400,000-square-foot facility, which includes the following as of March 31, 2018:

•	approximately 90,000 square feet of gaming space;

•	approximately 2,330 slot machines, 75 table games, including blackjack, roulette and craps, and an 18-table poker room;

•	live harness racing and simulcast and off-track wagering;

•	a 238-room hotel, including a spa and fitness center;

•	approximately 20,000 square feet of convention space;

•
food and beverage amenities, including: Ruth's Chris Steakhouse, Rustic Kitchen Bistro and Bar, which features dining and a live cooking show, Bar Louie, a casual bar and restaurant, Molly O'Sheas, an authentic Irish pub and eatery, Elixir Bistro Bar, Timbers Buffet, a 300-seat Mohegan Indian cultural heritage themed multi-station buffet, and a food court, including: Johnny Rockets, Puck Express by Wolfgang Puck and Ben & Jerry's Ice Cream, for a total seating of approximately 2,500;

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

Results of Operations
Summary Operating Results
As of March 31, 2018, we own and operate, either directly or through subsidiaries: (1) Mohegan Sun, the Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise, or collectively, the Connecticut facilities, and (2) Mohegan Sun Pocono and its off-track wagering facilities, or collectively, the Pennsylvania facilities. Substantially all of our revenues are derived from these operations. The Connecticut Sun franchise, the Mohegan Sun Golf Club and the New England Black Wolves franchise are aggregated with the Mohegan Sun operating segment because these operations all share similar economic characteristics, which is to generate gaming and entertainment revenues by attracting patrons to Mohegan Sun. Our executive officers review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, we have two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania facilities. Our operations related to investments in unconsolidated affiliates and certain other Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.
The following table summarizes our results on a property basis (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2018	2017	Variance	Percentage Variance	2018	2017	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$260,354	$264,994	$(4,640)	(1.8)%	$523,291	$524,197	$(906)	(0.2)%
Mohegan Sun Pocono	67,130	68,303	(1,173)	(1.7)%	131,934	136,721	(4,787)	(3.5)%
Corporate and other	4,593	3,587	1,006	28.0%	8,396	7,018	1,378	19.6%
Inter-segment revenues	(60)	(60)	—	—	(120)	(120)	—	—
Total	$332,017	$336,824	$(4,807)	(1.4)%	$663,501	$667,816	$(4,315)	(0.6)%
Income (loss) from operations:
Mohegan Sun	$57,779	$66,485	$(8,706)	(13.1)%	$114,172	$115,834	$(1,662)	(1.4)%
Mohegan Sun Pocono	8,872	9,691	(819)	(8.5)%	16,547	17,601	(1,054)	(6.0)%
Corporate and other	(10,579)	(16,752)	6,173	36.8%	(19,647)	(24,591)	4,944	20.1%
Total	$56,072	$59,424	$(3,352)	(5.6)%	$111,072	$108,844	$2,228	2.0%
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$28,608	$31,470	$(2,862)	(9.1)%	$57,817	$(20,152)	$77,969	N.M.
Operating margin:
Mohegan Sun	22.2%	25.1%	(2.9)%	(11.6)%	21.8%	22.1%	(0.3)%	(1.4)%
Mohegan Sun Pocono	13.2%	14.2%	(1.0)%	(7.0)%	12.5%	12.9%	(0.4)%	(3.1)%
Total	16.9%	17.6%	(0.7)%	(4.0)%	16.7%	16.3%	0.4%	2.5%
_________
N.M. - Not meaningful.

The most significant factors and trends that we believe impacted our operating and financial performance were as follows:

•	lower overall gaming revenues;

•	a weaker entertainment calendar at Mohegan Sun;

•	a repositioning of promotional offers at Mohegan Sun Pocono;

•	lower Corporate expenses;

•	competitive gaming markets; and

•	a $73.8 million non-operating loss on modification and early extinguishment of debt in the six months ended March 31, 2017.

The declines in net revenues for the three months and six months ended March 31, 2018 compared to the same periods in the prior year were primarily driven by lower gaming revenues.
Income from operations for the three months ended March 31, 2018 compared to the same period in the prior year declined primarily as a result of the decrease in net revenues. The increase in income from operations for the six months ended March 31, 2018 compared to the same period in the prior year primarily resulted from lower Corporate expenses, partially offset by the decrease in net revenues.
The decrease in net income attributable to Mohegan Tribal Gaming Authority for the three months ended March 31, 2018 compared to the same period in the prior year was primarily driven by the decline in income from operations, combined with higher interest expense. The increase in net income attributable to Mohegan Tribal Gaming Authority for the six months ended March 31, 2018 compared to the same period in the prior year was primarily due to the loss on modification and early extinguishment of debt in the prior period.
Mohegan Sun
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2018	2017	Variance	Percentage Variance	2018	2017	Variance	Percentage Variance
Gaming	$226,131	$229,912	$(3,781)	(1.6)%	$452,877	$452,092	$785	0.2%
Food and beverage	15,643	15,613	30	0.2%	31,945	31,736	209	0.7%
Hotel (1)	13,723	13,794	(71)	(0.5)%	27,380	27,136	244	0.9%
Retail, entertainment and other	23,348	24,060	(712)	(3.0)%	50,525	52,679	(2,154)	(4.1)%
Gross revenues	278,845	283,379	(4,534)	(1.6)%	562,727	563,643	(916)	(0.2)%
Less-Promotional allowances	18,491	18,385	106	0.6%	39,436	39,446	(10)	0.0%
Net revenues	$260,354	$264,994	$(4,640)	(1.8)%	$523,291	$524,197	$(906)	(0.2)%
_________

(1)	The 400-room Earth Hotel Tower opened on November 10, 2016.
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Gaming	81.1%	81.1%	80.4%	80.2%
Food and beverage	5.6%	5.5%	5.7%	5.6%
Hotel	4.9%	4.9%	4.9%	4.8%
Retail, entertainment and other	8.4%	8.5%	9.0%	9.4%
Total	100.0%	100.0%	100.0%	100.0%

Promotional Allowances
The retail value of promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2018	2017	Variance	Percentage Variance	2018	2017	Variance	Percentage Variance
Food and beverage	$6,078	$5,831	$247	4.2%	$12,459	$12,207	$252	2.1%
Hotel	3,897	4,026	(129)	(3.2)%	7,748	7,743	5	0.1%
Retail, entertainment and other	8,516	8,528	(12)	(0.1)%	19,229	19,496	(267)	(1.4)%
Total	$18,491	$18,385	$106	0.6%	$39,436	$39,446	$(10)	0.0%

The estimated cost of promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2018	2017	Variance	Percentage Variance	2018	2017	Variance	Percentage Variance
Food and beverage	$5,518	$5,173	$345	6.7%	$11,068	$10,643	$425	4.0%
Hotel	2,419	2,653	(234)	(8.8)%	4,947	4,828	119	2.5%
Retail, entertainment and other	8,023	7,875	148	1.9%	18,036	18,818	(782)	(4.2)%
Total	$15,960	$15,701	$259	1.6%	$34,051	$34,289	$(238)	(0.7)%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2018	2017	Variance	Percentage Variance	2018	2017	Variance	Percentage Variance
Slots:
Handle	$1,823,811	$1,794,537	$29,274	1.6%	$3,626,235	$3,590,267	$35,968	1.0%
Gross revenues	$146,653	$147,464	$(811)	(0.5)%	$291,817	$295,645	$(3,828)	(1.3)%
Net revenues	$140,205	$142,213	$(2,008)	(1.4)%	$279,928	$284,148	$(4,220)	(1.5)%
Free promotional slot plays (1)	$14,961	$14,593	$368	2.5%	$31,189	$29,159	$2,030	7.0%
Weighted average number of machines (in units)	4,830	5,009	(179)	(3.6)%	4,855	5,053	(198)	(3.9)%
Hold percentage (gross)	8.0%	8.2%	(0.2)%	(2.4)%	8.0%	8.2%	(0.2)%	(2.4)%
Win per unit per day (gross) (in dollars)	$337	$327	$10	3.1%	$330	$321	$9	2.8%
Table games:
Drop	$475,461	$468,837	$6,624	1.4%	$967,567	$984,122	$(16,555)	(1.7)%
Revenues	$82,745	$84,516	$(1,771)	(2.1)%	$166,701	$161,714	$4,987	3.1%
Weighted average number of games (in units)	275	274	1	0.4%	275	273	2	0.7%
Hold percentage (2)	17.4%	18.0%	(0.6)%	(3.3)%	17.2%	16.4%	0.8%	4.9%
Win per unit per day (in dollars)	$3,348	$3,432	$(84)	(2.4)%	$3,327	$3,250	$77	2.4%
Poker:
Revenues	$2,266	$2,363	$(97)	(4.1)%	$4,509	$4,530	$(21)	(0.5)%
Weighted average number of tables (in units)	42	42	—	—	42	42	—	—
Revenue per unit per day (in dollars)	$600	$625	$(25)	(4.0)%	$590	$593	$(3)	(0.5)%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table game hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

The decrease in gaming revenues for the three months ended March 31, 2018 compared to the same period in the prior year primarily resulted from declines in both slot and table game revenues driven by lower year-over-year hold percentages. Gaming revenues for the six months ended March 31, 2018 compared to the same period in the prior year were relatively flat reflecting higher table game revenues, partially offset by lower slot revenues.
The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2018	2017	Variance	Percentage Variance	2018	2017	Variance	Percentage Variance
Meals served	708	721	(13)	(1.8)%	1,466	1,423	43	3.0%
Average price per meal served (in dollars)	$15.92	$15.62	$0.30	1.9%	$15.84	$15.92	$(0.08)	(0.5)%

Food and beverage revenues for the three months and six months ended March 31, 2018 compared to the same periods in the prior year were relatively flat.

The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2018	2017	Variance	Percentage Variance	2018	2017	Variance	Percentage Variance
Rooms occupied	133	135	(2)	(1.5)%	266	257	9	3.5%
Occupancy rate	94.4%	96.5%	(2.1)%	(2.2)%	93.5%	96.4%	(2.9)%	(3.0)%
Average daily room rate (in dollars)	$100	$99	$1	1.0%	$99	$102	$(3)	(2.9)%
Revenue per available room (in dollars)	$94	$95	$(1)	(1.1)%	$93	$98	$(5)	(5.1)%

Hotel revenues for the three months and six months ended March 31, 2018 compared to the same periods in the prior year were relatively flat.
The following table presents data related to entertainment operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2018	2017	Variance	Percentage Variance	2018	2017	Variance	Percentage Variance
Arena events (in events)	30	30	—	—	59	60	(1)	(1.7)%
Arena tickets	178	184	(6)	(3.3)%	344	393	(49)	(12.5)%
Average price per arena ticket (in dollars)	$33.56	$38.84	$(5.28)	(13.6)%	$46.52	$49.40	$(2.88)	(5.8)%

Retail, entertainment and other revenues for the three months and six months ended March 31, 2018 compared to the same periods in the prior year declined primarily as a result of lower entertainment revenues driven, in part, by a weaker overall entertainment calendar featuring fewer headliner shows. These results were partially offset by higher gasoline revenues.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2018	2017	Variance	Percentage Variance	2018	2017	Variance	Percentage Variance
Gaming	$116,424	$114,760	$1,664	1.4%	$236,733	$237,712	$(979)	(0.4)%
Food and beverage	8,765	8,732	33	0.4%	17,494	17,201	293	1.7%
Hotel (1)	6,142	6,506	(364)	(5.6)%	12,614	12,163	451	3.7%
Retail, entertainment and other	9,447	11,278	(1,831)	(16.2)%	20,941	26,193	(5,252)	(20.1)%
Advertising, general and administrative	42,134	42,265	(131)	(0.3)%	84,846	84,510	336	0.4%
Depreciation and amortization	16,424	15,105	1,319	8.7%	33,268	30,246	3,022	10.0%
(Gain) loss on disposition of assets	418	(111)	529	N.M.	322	(91)	413	N.M.
Severance	2,792	—	2,792	100.0%	2,792	—	2,792	100.0%
Pre-opening	29	(26)	55	N.M.	109	429	(320)	N.M.
Total	$202,575	$198,509	$4,066	2.0%	$409,119	$408,363	$756	0.2%
_________

(1)	The 400-room Earth Hotel Tower opened on November 10, 2016.
N.M. - Not meaningful.

The increase in gaming costs and expenses for the three months ended March 31, 2018 compared to the same period in the prior year was primarily driven by higher payroll costs, including increased medical insurance costs, combined with higher costs related to Momentum Dollar redemptions at Mohegan Sun-owned outlets. Gaming costs and expenses for the six months ended March 31, 2018 compared to the same period in the prior year were relatively flat reflecting lower promotional expenses due, in part, to certain one-time expenditures in the prior period related to Mohegan Sun’s 20th anniversary festivities during the month of October 2016. These results were partially offset by increased payroll costs, including higher medical insurance costs. Gaming costs and expenses for the three months and six months ended March 31, 2018 reflect lower combined slot win and free promotional slot play contribution expenses commensurate with the declines in slot revenues. Expenses associated with the combined slot win and free promotional slot play contributions totaled $36.6 million and $73.1 million for the three months and six months ended March 31, 2018, respectively, and $36.9 million and $73.9 million for the three months and six months ended March 31, 2017, respectively. Gaming costs and expenses as a percentage of gaming revenues were 51.5% and 52.3% for the three months and six months ended March 31, 2018, respectively, and 49.9% and 52.6% for the three months and six months ended March 31, 2017, respectively.
Food and beverage costs and expenses for the three months ended March 31, 2018 compared to the same period in the prior year were relatively flat. Food and beverage costs and expenses for the six months ended March 31, 2018 compared to the same period in the prior year increased primarily as a result of higher payroll costs, including increased medical insurance costs, partially offset by higher amounts of food and beverage complimentaries related costs being allocated to gaming costs and expenses.
The decline in hotel costs and expenses for the three months ended March 31, 2018 compared to the same period in the prior year primarily resulted from lower lease expenses following the purchase of the connector which connects the Earth Hotel Tower to the Sky Hotel lobby, which was subleased from an instrumentality of the Tribe. These results were partially offset by lower amounts of hotel complimentaries related costs being allocated to gaming costs and expenses. The increase in hotel costs and expenses for the six months ended March 31, 2018 compared to the same period in the prior year was primarily driven by additional costs and expenses, including lease expenses, associated with a full period of operations of the Earth Hotel Tower, which is subleased from an instrumentality of the Tribe.
Retail, entertainment and other costs and expenses for the three months and six months ended March 31, 2018 compared to the same periods in the prior year declined primarily as a result of lower direct entertainment costs driven, in part, by a weaker overall entertainment calendar featuring fewer headliner shows. These results were partially offset by higher gasoline cost of goods sold commensurate with the increases in gasoline revenues. Retail, entertainment and other costs and expenses for the six months ended March 31, 2018 also reflect lower amounts of retail, entertainment and other complimentaries related costs being allocated to gaming costs and expenses.
Advertising, general and administrative costs and expenses for the three months and six months ended March 31, 2018 compared to the same periods in the prior year were relatively flat reflecting higher utility costs, partially offset by lower consulting expenses.
Severance costs and expenses for the three months and six months ended March 31, 2018 resulted from ongoing efforts to streamline staffing levels in anticipation of pending competition from the Commonwealth of Massachusetts. The costs associated with related post-employment severance benefits were expensed at the time the termination was communicated to the employees.
Mohegan Sun Pocono
Revenues
Revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2018	2017	Variance	Percentage Variance	2018	2017	Variance	Percentage Variance
Gaming	$62,604	$63,824	$(1,220)	(1.9)%	$122,864	$126,719	$(3,855)	(3.0)%
Food and beverage	5,527	6,118	(591)	(9.7)%	11,045	13,051	(2,006)	(15.4)%
Hotel	1,234	1,125	109	9.7%	2,484	2,486	(2)	(0.1)%
Retail, entertainment and other	1,937	1,890	47	2.5%	3,865	4,317	(452)	(10.5)%
Gross revenues	71,302	72,957	(1,655)	(2.3)%	140,258	146,573	(6,315)	(4.3)%
Less-Promotional allowances	4,172	4,654	(482)	(10.4)%	8,324	9,852	(1,528)	(15.5)%
Net revenues	$67,130	$68,303	$(1,173)	(1.7)%	$131,934	$136,721	$(4,787)	(3.5)%
The following table summarizes the percentage of gross revenues from each of the four revenue sources:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Gaming	87.8%	87.5%	87.6%	86.5%
Food and beverage	7.8%	8.4%	7.9%	8.9%
Hotel	1.7%	1.5%	1.8%	1.7%
Retail, entertainment and other	2.7%	2.6%	2.7%	2.9%
Total	100.0%	100.0%	100.0%	100.0%

Promotional Allowances
The retail value of promotional allowances was included in gross revenues as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2018	2017	Variance	Percentage Variance	2018	2017	Variance	Percentage Variance
Food and beverage	$3,421	$3,822	$(401)	(10.5)%	$6,737	$7,899	$(1,162)	(14.7)%
Hotel	376	450	(74)	(16.4)%	741	898	(157)	(17.5)%
Retail, entertainment and other	375	382	(7)	(1.8)%	846	1,055	(209)	(19.8)%
Total	$4,172	$4,654	$(482)	(10.4)%	$8,324	$9,852	$(1,528)	(15.5)%

The estimated cost of promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2018	2017	Variance	Percentage Variance	2018	2017	Variance	Percentage Variance
Food and beverage	$2,289	$2,500	$(211)	(8.4)%	$4,478	$5,144	$(666)	(12.9)%
Hotel	220	302	(82)	(27.2)%	439	566	(127)	(22.4)%
Retail, entertainment and other	236	305	(69)	(22.6)%	568	801	(233)	(29.1)%
Total	$2,745	$3,107	$(362)	(11.7)%	$5,485	$6,511	$(1,026)	(15.8)%
The following table presents data related to gaming operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2018	2017	Variance	Percentage Variance	2018	2017	Variance	Percentage Variance
Slots:
Handle	$606,051	$626,828	$(20,777)	(3.3)%	$1,198,718	$1,244,407	$(45,689)	(3.7)%
Gross revenues	$50,904	$51,091	$(187)	(0.4)%	$99,405	$100,736	$(1,331)	(1.3)%
Net revenues	$50,831	$51,276	$(445)	(0.9)%	$99,305	$100,912	$(1,607)	(1.6)%
Free promotional slot plays (1)	$9,653	$10,860	$(1,207)	(11.1)%	$21,046	$21,460	$(414)	(1.9)%
Weighted average number of machines (in units)	2,331	2,235	96	4.3%	2,330	2,240	90	4.0%
Hold percentage (gross)	8.4%	8.2%	0.2%	2.4%	8.3%	8.1%	0.2%	2.5%
Win per unit per day (gross) (in dollars)	$242	$255	$(13)	(5.1)%	$234	$248	$(14)	(5.6)%
Table games:
Drop	$48,342	$47,923	$419	0.9%	$97,440	$99,168	$(1,728)	(1.7)%
Revenues	$9,512	$10,129	$(617)	(6.1)%	$18,737	$20,693	$(1,956)	(9.5)%
Weighted average number of games (in units)	73	73	—	—	73	73	—	—
Hold percentage (2)	19.7%	21.1%	(1.4)%	(6.6)%	19.2%	20.9%	(1.7)%	(8.1)%
Win per unit per day (in dollars)	$1,448	$1,542	$(94)	(6.1)%	$1,410	$1,558	$(148)	(9.5)%
Poker:
Revenues	$566	$655	$(89)	(13.6)%	$1,140	$1,333	$(193)	(14.5)%
Weighted average number of tables (in units)	18	18	—	—	18	18	—	—
Revenue per unit per day (in dollars)	$376	$404	$(28)	(6.9)%	$361	$407	$(46)	(11.3)%
_________

(1)	Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

(2)	Table games hold percentage is relatively predictable over longer periods of time, but can significantly fluctuate over shorter periods.

The decreases in gaming revenues for the three months and six months ended March 31, 2018 compared to the same periods in the prior year primarily resulted from declines in both slot and table game revenues. The declines in slot revenues were driven by lower volumes, while table game revenues were negatively impacted by lower year-over-year hold percentages.

The following table presents data related to food and beverage operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2018	2017	Variance	Percentage Variance	2018	2017	Variance	Percentage Variance
Meals served	107	121	(14)	(11.6)%	214	265	(51)	(19.2)%
Average price per meal served (in dollars)	$20.74	$21.42	$(0.68)	(3.2)%	$21.19	$22.00	$(0.81)	(3.7)%
Food and beverage revenues for the three months and six months ended March 31, 2018 compared to the same periods in the prior year declined primarily due to decreases in meals served resulting, in part, from a repositioning of our promotional offers.
The following table presents data related to hotel operations (in thousands, except where noted):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2018	2017	Variance	Percentage Variance	2018	2017	Variance	Percentage Variance
Rooms occupied	18	19	(1)	(5.3)%	36	39	(3)	(7.7)%
Occupancy rate	82.6%	90.9%	(8.3)%	(9.1)%	83.0%	91.7%	(8.7)%	(9.5)%
Average daily room rate (in dollars)	$62	$55	$7	12.7%	$63	$60	$3	5.0%
Revenue per available room (in dollars)	$52	$50	$2	4.0%	$53	$55	$(2)	(3.6)%

The increase in hotel revenues for the three months ended March 31, 2018 compared to the same period in the prior year was primarily driven by a shift in hotel occupancy from casino patrons to higher paying transient guests. Hotel revenues for the six months ended March 31, 2018 compared to the same period in the prior year were relatively flat.
Retail, entertainment and other revenues for the three months ended March 31, 2018 compared to the same period in the prior year increased primarily as a result of additional revenues earned on valet parking services. Retail, entertainment and other revenues for the six months ended March 31, 2018 compared to the same period in the prior year decreased primarily due to lower retail revenues resulting, in part, from a repositioning of our promotional offers. The decline in retail, entertainment and other revenues also reflected lower entertainment revenues driven by a decrease in the number of shows held at our 1,500-seat entertainment venue.
Operating Costs and Expenses
Operating costs and expenses consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2018	2017	Variance	Percentage Variance	2018	2017	Variance	Percentage Variance
Gaming	$45,377	$45,440	$(63)	(0.1)%	$89,383	$91,870	$(2,487)	(2.7)%
Food and beverage	1,415	1,509	(94)	(6.2)%	2,875	3,369	(494)	(14.7)%
Hotel	505	465	40	8.6%	1,038	1,011	27	2.7%
Retail, entertainment and other	142	304	(162)	(53.3)%	265	776	(511)	(65.9)%
Advertising, general and administrative	7,461	7,928	(467)	(5.9)%	15,126	16,079	(953)	(5.9)%
Depreciation and amortization	3,366	2,966	400	13.5%	6,691	6,015	676	11.2%
(Gain) loss on disposition of assets	(8)	—	(8)	(100.0)%	9	—	9	100.0%
Total	$58,258	$58,612	$(354)	(0.6)%	$115,387	$119,120	$(3,733)	(3.1)%

The declines in gaming costs and expenses for the three months and six months ended March 31, 2018 compared to the same periods in the prior year were primarily due to lower costs related to Momentum Dollar redemptions at Mohegan Sun Pocono-owned outlets, as well as lower payroll costs and certain casino marketing and promotional expenses. The declines in gaming costs and expenses also reflected lower Pennsylvania table game tax expenses commensurate with the declines in table game revenues. These results were partially offset by increased Pennsylvania slot machine tax expenses driven, in part, by a 1% increase in the tax rate assessed by the Pennsylvania Gaming Control Board, which went into effect on January 1, 2018. Expenses associated with the Pennsylvania slot machine tax totaled $29.1 million and $56.3 million for the three months and six months ended March 31, 2018, respectively, and $28.2 million and $55.9 million for the three months and six months ended March 31, 2017, respectively. Expenses associated with the Pennsylvania table game tax totaled $1.5 million and $3.1 million for the three months and six months ended March 31, 2018, respectively, and $1.7 million and $3.5 million for the three months and six months ended March

31, 2017, respectively. Gaming costs and expenses as a percentage of gaming revenues were 72.5% and 72.7% for the three months and six months ended March 31, 2018, respectively, and 71.2% and 72.5% for the three months and six months ended March 31, 2017, respectively.
Food and beverage costs and expenses for the three months and six months ended March 31, 2018 compared to the same periods in the prior year decreased primarily as a result of lower cost of goods sold commensurate with the reductions in food and beverage revenues. These results were partially offset by lower amounts of food and beverage complimentaries related costs being allocated to gaming costs and expenses.
The increases in hotel costs and expenses for the three months and six months ended March 31, 2018 compared to the same periods in the prior year were primarily due to lower amounts of hotel complimentaries related costs being allocated to gaming costs and expenses, partially offset by lower payroll costs.
Retail, entertainment and other costs and expenses for the three months and six months ended March 31, 2018 compared to the same periods in the prior year decreased primarily as a result of lower entertainment costs driven by reductions in the number of shows held at our 1,500-seat entertainment venue. The reductions in retail, entertainment and other costs and expenses also reflected lower retail cost of goods sold commensurate with the declines in retail revenues. These results were partially offset by lower amounts of retail, entertainment and other complimentaries related costs being allocated to gaming costs and expenses.
The decreases in advertising, general and administrative costs and expenses for the three months and six months ended March 31, 2018 compared to the same periods in the prior year were primarily due to lower payroll and insurance costs, partially offset by higher advertising expenses.
Corporate and Other
Corporate and other consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2018	2017	Variance	Percentage Variance	2018	2017	Variance	Percentage Variance
Gross revenues	$4,624	$3,618	$1,006	27.8%	$8,467	$7,097	$1,370	19.3%
Less-Promotional allowances	31	31	—	—	71	79	(8)	(10.1)%
Net revenues	$4,593	$3,587	$1,006	28.0%	$8,396	$7,018	$1,378	19.6%

Expenses	$14,150	$20,320	$(6,170)	(30.4)%	$26,363	$31,568	$(5,205)	(16.5)%
Depreciation and amortization	38	19	19	100.0%	76	41	35	85.4%
Pre-opening (1)	984	—	984	100.0%	1,604	—	1,604	100.0%
Total expenses	$15,172	$20,339	$(5,167)	(25.4)%	$28,043	$31,609	$(3,566)	(11.3)%
_________

(1)	Project Inspire.
The increases in Corporate and other revenues for the three months and six months ended March 31, 2018 compared to the same periods in the prior year were primarily driven by management fees earned in connection with our management arrangement with ilani Casino Resort, which opened in April 2017.
The reductions in Corporate and other expenses for the three months and six months ended March 31, 2018 compared to the same periods in the prior year primarily reflected the impact of share-based compensation that was recorded in the second quarter of fiscal 2017 in connection with Project Inspire. These results were partially offset by higher development costs associated with our various diversification initiatives, including Project Inspire and other development efforts in Asia.

Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2018	2017	Variance	Percentage Variance	2018	2017	Variance	Percentage Variance
Accretion of discounts (1)	$(65)	$—	$(65)	(100.0)%	$(1,798)	$—	$(1,798)	(100.0)%
Interest income (2)	3,877	2,678	1,199	44.8%	7,746	5,578	2,168	38.9%
Interest expense, net of capitalized interest	(30,806)	(28,594)	(2,212)	(7.7)%	(59,142)	(58,629)	(513)	(0.9)%
Loss on modification and early extinguishment of debt (3)	—	—	—	—	—	(73,796)	73,796	100.0%
Loss from unconsolidated affiliates	(596)	(2,114)	1,518	71.8%	(421)	(2,845)	2,424	85.2%
Other income (expense), net	(63)	2	(65)	N.M.	(348)	3	(351)	N.M.
Total other expense	$(27,653)	$(28,028)	$375	1.3%	$(53,963)	$(129,689)	$75,726	58.4%
_________

(1)	Represented accretion of the discount to the present value of certain liabilities for the impact of the time value of money.

(2)	Primarily represented interest earned on long-term receivables.

(3)	Represented financing fees expensed in connection with the modification or refinancing of debt.
N.M. - Not meaningful.
The increase in interest expense for the three months ended March 31, 2018 compared to the same period in the prior year was driven by higher weighted average interest rate and weighted average outstanding debt. Interest expense for the six months ended March 31, 2018 compared to the same period in the prior year was relatively flat. Weighted average interest rate was 6.8% and 6.7% for the three months and six months ended March 31, 2018, respectively, compared to 6.4% and 6.6% for the three months and six months ended March 31, 2017, respectively. Weighted average outstanding debt was $1.81 billion and $1.77 billion for the three months and six months ended March 31, 2018, respectively, compared to $1.77 billion and $1.78 billion for the three months and six months ended March 31, 2017, respectively.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, our operating results for the three months and six months ended March 31, 2018 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Our cash flows consisted of the following (in thousands):

	For the Six Months Ended March 31,
	2018	2017	Variance	Percentage Variance
Net cash provided by operating activities	$103,784	$113,235	$(9,451)	(8.3)%
Net cash used in investing activities	(70,766)	(26,852)	(43,914)	(163.5)%
Net cash used in financing activities	(21,139)	(89,264)	68,125	76.3%
Net increase (decrease) in cash and cash equivalents	$11,879	$(2,881)	$14,760	N.M.
_________
N.M. - Not meaningful.

As of March 31, 2018 and September 30, 2017, we held cash and cash equivalents of $101.1 million and $89.0 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, amortization of debt issuance costs, premiums and discounts, provision for losses on receivables and loss on modification and early extinguishment of debt.
The decline in cash provided by operating activities for the six months ended March 31, 2018 compared to the same period in the prior year resulted from higher working capital requirements, partially offset by increased net income after factoring in non-cash items.
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
The increase in cash used in investing activities for the six months ended March 31, 2018 compared to the same period in the prior year was primarily due to higher capital expenditures related to the Mohegan Sun Exposition and Convention Center and Project Inspire.
The decrease in cash used in financing activities for the six months ended March 31, 2018 compared to the same period in the prior year was primarily driven by payments of tender offer and repurchase costs and financing fees related to our October 2016 refinancing transactions in the prior period.
External Sources of Liquidity
As of March 31, 2018, our outstanding indebtedness was as follows (excluding unamortized debt issuance costs and discounts):

•	$41.0 million Senior Secured Credit Facility - Revolving;

•	$351.5 million Senior Secured Credit Facility - Term Loan A;

•	$755.3 million Senior Secured Credit Facility - Term Loan B;

•	$500.0 million Senior Unsecured Notes;

•	$20.6 million Line of Credit;

•	$23.9 million Mohegan Expo Credit Facility;

•	$1.9 million in other indebtedness; and

•	$114.8 million Redemption Note Payable.
Please refer to “Part I. Item 1. Note 3—Long-Term Debt and Note 6—Mohegan Ventures-Northwest, LLC (Cowlitz Project)” to this Quarterly Report on Form 10-Q which summarizes the terms of our indebtedness as of March 31, 2018.
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

Maximum senior secured leverage ratio covenant, or ratio of secured debt to Consolidated EBITDA for the Test Period, as such terms are defined under the senior secured credit facilities:

Fiscal Quarters Ending:
March 31, 2018 and June 30, 2018	3.75:1.00
September 30, 2018 and December 31, 2018	3.50:1.00
March 31, 2019 and June 30, 2019	3.25:1.00
September 30, 2019 and each fiscal quarter ending thereafter	3.00:1.00

Minimum fixed charge coverage ratio covenant, as defined under the senior secured credit facilities:

Fiscal Quarters Ending:
March 31, 2018 and thereafter	1.05:1.00
As of March 31, 2018, we and the Tribe were in compliance with all respective covenant requirements under all relevant credit facilities and note indentures.
Capital Expenditures
The following table presents data related to capital expenditures (in millions):

	Capital Expenditures
	Six Months Ended	Remaining Forecasted	Total Forecasted
	March 31, 2018	Fiscal Year 2018	Fiscal Year 2018
Mohegan Sun:
Maintenance	$13.7	$19.6	$33.3
Development	8.3	0.2	8.5
Expansion - Mohegan Sun Exposition and Convention Center	34.5	23.8	58.3
Subtotal	56.5	43.6	100.1
Mohegan Sun Pocono:
Maintenance	3.8	4.1	7.9
Subtotal	3.8	4.1	7.9
Corporate:
Maintenance	—	0.5	0.5
Other - Project Inspire	12.2	88.8	101.0
Subtotal	12.2	89.3	101.5
Total	$72.5	$137.0	$209.5
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

Interest Expense
The following table presents our interest expense, net of capitalized interest (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Prior senior secured credit facility - revolving	$—	$—	$—	$29
Prior senior secured credit facility - term loan A	—	—	—	204
Prior senior secured credit facility - term loan B	—	—	—	1,840
Senior secured credit facility - revolving	825	846	1,506	1,750
Senior secured credit facility - term loan A	5,503	5,932	11,168	11,168
Senior secured credit facility - term loan B	11,301	11,410	22,485	21,318
2013 9 3/4% senior unsecured notes	—	—	—	2,252
2016 7 7/8% senior unsecured notes	10,178	10,151	20,349	18,771
2015 senior unsecured notes	—	—	—	237
2012 11% senior subordinated notes	—	—	—	417
Prior line of credit	—	—	—	7
Line of credit	148	89	251	172
Mohegan expo credit facility	398	—	695	—
Downs Lodging credit facility	—	—	—	70
2012 Mohegan Tribe Minor's Trust promissory note	—	—	—	23
2013 Mohegan Tribe promissory note	—	—	—	10
Redemption note payable	2,116	—	2,523	—
Capital leases	—	—	—	2
Amortization of debt issuance costs on revolving credit facilities	187	166	373	359
Capitalized interest	150	—	(208)	—
Total interest expense	$30,806	$28,594	$59,142	$58,629
Contractual Obligations
The following table presents estimated future payment obligations related to our debt and the timing of those payments as of March 31, 2018 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt and redemption note payable, including current portions (excludes unamortized debt issuance costs and discounts)	$1,808,983	$92,009	$140,497	$335,412	$1,241,065
Interest payments on long-term debt	621,820	109,504	219,585	187,752	104,979
Total	$2,430,803	$201,513	$360,082	$523,164	$1,346,044
 ________________________

(1)	Represents payment obligations from April 1, 2018 to March 31, 2019.
There has been no material change to the other contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
Sufficiency of Resources
We believe that existing cash balances, proceeds from long-term receivables, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, distributions to the Tribe and foreseeable capital expenditures for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for further details regarding risks relating to our sufficiency of resources. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, we had approximately $106.2 million of borrowing capacity under the revolving facility and line of credit as of March 31, 2018. Distributions to the Tribe are anticipated to total approximately $60.0 million for fiscal 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of March 31, 2018, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the credit facilities.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of March 31, 2018 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of March 31, 2018.

	Expected Maturity Date						Total	Fair Value
	2018	2019	2020	2021	2022	Thereafter
Liabilities (in thousands)
Long-term debt and redemption note payable, including current portions (1):
Fixed rate	$369	$10,005	$23,324	$23,298	$23,151	$536,528	$616,675	$614,175
Average interest rate	—	—	—	—	—	7.3%	6.4%
Variable rate	$57,864	$60,930	$46,504	$43,722	$263,271	$720,017	$1,192,308	$1,189,233
Average interest rate (2)	5.5%	6.2%	6.4%	6.5%	6.4%	6.7%	6.5%
_________

(1)	Excludes unamortized debt issuance costs and discounts.

(2)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $11.9 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In connection with the Company’s expansion project in East Windsor, Connecticut, the Mohegan Tribe of Indians of Connecticut, or the Tribe, entered into an agreement to amend the Mohegan Compact and an agreement to amend the Memorandum of Understanding with the State of Connecticut, which were signed by the Governor of Connecticut on July 20, 2017 and submitted to the United States Secretary of the Interior for approval or disapproval on or about August 2, 2017. The Secretary of the Interior returned the amendments, along with substantially similar amendments submitted by the Mashantucket Pequot Tribe, or the MPT, by letter dated September 15, 2017, but did not approve or disapprove the amendments or publish notice of approval in the Federal Register. On November 29, 2017, the State of Connecticut, joined by the Tribe and MPT, filed suit in United States District Court for the District of Columbia to compel the Secretary of the Interior to publish notice of approval. On December 22, 2017, the State of Connecticut, the Tribe and MPT filed a motion for summary judgment. On February 5, 2018, the federal defendants filed a motion for partial dismissal, seeking the dismissal of claims with regard to MPT, including any claims by the State of Connecticut or the Tribe related to MPT’s gaming procedures under federal law.
For additional information regarding the Company’s legal proceedings please refer to “Part I. Item 1—Notes to Condensed Consolidated Financial Statements, Note 5—Commitments and Contingencies—Litigation and Legal Proceedings” to this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
There has been no material change from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Item 6.    Exhibits

Exhibit No.	Description
10.1*
Separation Agreement, Waiver and Release, dated as of February 16, 2018, by and between the Mohegan Tribal Gaming Authority and Robert C. Rubenstein (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on February 23, 2018 and incorporated by reference herein).

10.2
Incremental Joinder and Second Amendment to Credit Agreement, dated April 12, 2018, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the other Loan Parties party thereto, Citizens Bank, N.A., as administrative agent and L/C Issuer, and the other lenders party thereto (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on April 13, 2018 and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32.2	Section 1350 Certification of Principal Financial Officer (furnished herewith).

101.INS**	XBRL Instance Document (filed herewith).

101.SCH**	XBRL Taxonomy Extension Schema (filed herewith).

101.CAL**	XBRL Taxonomy Calculation Linkbase (filed herewith).

101.DEF**	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB**	XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
____________

*	Management contract or compensatory plan or arrangement.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	May 15, 2018	By:	/S/ KEVIN P. BROWN
Kevin P. Brown Chairman and Member, Management Board

Date:	May 15, 2018	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive, Financial and Accounting Officer)