Form 10-Q
period 2018-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2018-08-08
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$201,092	$88,953
Restricted cash and cash equivalents	475	899
Receivables, net of allowance for doubtful accounts of $11,046 and $11,554, respectively	39,751	41,932
Inventories	15,705	14,952
Other current assets	25,874	20,621
Total current assets	282,897	167,357
Restricted cash and cash equivalents	27,925	149,204
Property and equipment, net	1,398,157	1,353,976
Goodwill	39,459	39,459
Other intangible assets, net	403,598	403,908
Other assets, net	136,960	121,777
Total assets	$2,288,996	$2,235,681
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$71,170	$75,131
Trade payables	10,806	13,979
Construction payables	16,417	24,496
Accrued interest payable	9,020	19,027
Other current liabilities	171,167	142,426
Total current liabilities	278,580	275,059
Long-term debt, net of current portion	1,753,210	1,576,078
Redemption liability	—	72,351
Other long-term liabilities	5,001	3,024
Total liabilities	2,036,791	1,926,512
Commitments and Contingencies
Capital:
Retained earnings	233,978	196,645
Accumulated other comprehensive income	11,162	1,125
Mohegan Tribal Gaming Authority total capital	245,140	197,770
Non-controlling interests	7,065	111,399
Total capital	252,205	309,169
Total liabilities and capital	$2,288,996	$2,235,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
Gaming	$295,417	$293,955	$871,158	$872,766
Food and beverage	22,386	23,009	65,376	67,796
Hotel	15,711	16,896	45,575	46,518
Retail, entertainment and other	36,038	42,675	98,775	106,648
Gross revenues	369,552	376,535	1,080,884	1,093,728
Less-Promotional allowances	(24,649)	(26,380)	(72,480)	(75,757)
Net revenues	344,903	350,155	1,008,404	1,017,971
Operating costs and expenses:
Gaming, including related party transactions of $1,125, $1,117, $3,629 and $3,352, respectively	164,108	165,072	490,224	494,654
Food and beverage	10,552	10,654	30,921	31,224
Hotel, including related party transactions of $2,161, $2,380, $6,662 and $6,426, respectively	6,945	7,686	20,597	20,860
Retail, entertainment and other	12,530	15,457	33,736	42,426
Advertising, general and administrative, including related party transactions of $10,078, $9,169, $31,465 and $28,739, respectively	49,093	49,760	149,065	150,349
Corporate, including related party transactions of $1,505, $1,469, $4,777 and $4,573, respectively	13,008	12,455	39,251	43,903
Depreciation and amortization	20,664	19,055	60,699	55,357
Other, net	4,099	52	8,935	390
Total operating costs and expenses	280,999	280,191	833,428	839,163
Income from operations	63,904	69,964	174,976	178,808
Other income (expense):
Interest expense, net of capitalized interest	(33,106)	(27,690)	(92,248)	(86,319)
Loss on modification and early extinguishment of debt	—	(1,094)	—	(74,890)
Other income, net	4,017	2,496	9,196	5,232
Total other expense	(29,089)	(26,288)	(83,052)	(155,977)
Net income	34,815	43,676	91,924	22,831
Loss attributable to non-controlling interests	193	104	901	797
Net income attributable to Mohegan Tribal Gaming Authority	35,008	43,780	92,825	23,628
Comprehensive income:
Foreign currency translation adjustment	(6,750)	(5,133)	9,457	(8,434)
Other comprehensive income (loss)	(6,750)	(5,133)	9,457	(8,434)
Other comprehensive (income) loss attributable to non-controlling interests	1,657	2,866	(7,369)	4,475
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	(5,093)	(2,267)	2,088	(3,959)
Comprehensive income attributable to Mohegan Tribal Gaming Authority	$29,915	$41,513	$94,913	$19,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	June 30, 2018	June 30, 2017
Cash flows provided by (used in) operating activities:
Net income	$91,924	$22,831
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	60,699	55,357
Accretion of discounts	1,977	—
Loss on modification and early extinguishment of debt	—	65,218
Amortization of debt issuance costs, premiums and discounts	10,795	5,340
Provision for losses on receivables	2,956	2,357
Share-based compensation	—	7,569
Other, net	1,419	3,026
Changes in operating assets and liabilities:
Receivables	148	(11,414)
Inventories	(753)	(390)
Other assets	(16,978)	(6,079)
Trade payables	(3,173)	(1,186)
Accrued interest	(10,007)	3,191
Other liabilities	6,903	1,540
Net cash flows provided by operating activities	145,910	147,360
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(112,722)	(56,867)
Decrease in restricted cash and cash equivalents, net	130,093	26,926
Other, net	(2,820)	(2,556)
Net cash flows provided by (used in) investing activities	14,551	(32,497)
Cash flows provided by (used in) financing activities:
Prior senior secured credit facility borrowings and repayments, net - revolving and line of credit	—	(13,000)
Senior secured credit facility borrowings and repayments, net - revolving and line of credit	84,000	13,000
Prior senior secured credit facility repayments - term loans A and B	—	(878,161)
Senior secured credit facility borrowings - term loans A and B, net of discount	79,800	1,219,115
Senior secured credit facility repayments - term loans A and B	(67,206)	(18,651)
Proceeds from senior unsecured notes, net of discount	—	496,355
Repayments of prior senior unsecured notes	—	(685,000)
Repayments of prior senior subordinated notes	—	(100,190)
Other borrowings and repayments, net	18,396	(28,281)
Distributions to Mohegan Tribe	(39,000)	(39,000)
Distributions from Salishan-Mohegan, LLC to Mohegan Tribe	(6,496)	—
Payments of tender offer and repurchase costs	—	(50,308)
Payments of financing fees	(9,750)	(25,455)
Repurchase of non-controlling interest	(106,702)	—
Other, net	(1,527)	(1,521)
Net cash flows used in financing activities	(48,485)	(111,097)
Net increase in cash and cash equivalents	111,976	3,766
Effect of exchange rate on cash and cash equivalents	163	(114)
Cash and cash equivalents at beginning of period	88,953	83,743
Cash and cash equivalents at end of period	$201,092	$87,395

Supplemental disclosures:
Cash paid for interest	$91,855	$77,801
Non-cash transactions:
Change in construction payables	$(8,079)	$1,925
Senior secured credit facility reductions - term loans A and B	$18,858	$18,649
Conversion of Redemption Liability to Redemption Note Payable	$74,084	$—
Share redemption	$6,335	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:
Organization
The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe”) established the Mohegan Tribal Gaming Authority in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Mohegan Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere. In June 2017, the Mohegan Tribal Gaming Authority announced a corporate effort to align its brand image with its expanding business, and accordingly rebranded, and is now doing business as Mohegan Gaming & Entertainment (the “Company”).
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
The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Actual results could differ from these estimates.
Certain line items in the accompanying 2017 condensed consolidated financial statements have been combined to conform to the 2018 presentation.
Fair Value of Financial Instruments
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
The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, receivables, trade payables and certain promissory notes approximates fair value. The estimated fair values of the Company's long-term debt were as follows (in thousands):

	June 30, 2018
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$84,000	$80,016
Senior Secured Credit Facility - Term Loan A	$327,480	$323,431
Senior Secured Credit Facility - Term Loan B	$811,711	$784,431
2016 7 7/8% Senior Unsecured Notes	$488,639	$472,500

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The estimated fair values of the Company's long-term debt were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about June 30, 2018.
Promotional Allowances
The retail value of accommodations, food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The estimated cost of providing such promotional allowances totaled $20.0 million and $59.5 million for the three months and nine months ended June 30, 2018, respectively, and $21.3 million and $62.1 million for the three months and nine months ended June 30, 2017, respectively. These costs were primarily recorded within gaming costs and expenses in the accompanying condensed consolidated statements of income.
Non-cash Senior Secured Credit Facility Reductions
On June 30, 2018 and 2017, the bank that administers the Company's debt service payments for its senior secured credit facilities made required principal payments on behalf of the Company totaling $18.9 million and $18.6 million, respectively, but did not accordingly debit the Company's bank account for these payments. As of June 30, 2018 and 2017, the Company reflected these non-cash transactions as reductions to current portion of long-term debt and corresponding increases to other current liabilities. On the respective following banking days, the bank withdrew the payments from the Company's bank account, resulting in reductions to the Company's cash and cash equivalents and other current liabilities.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update on revenue recognition (“ASC 606”) pertaining to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. This guidance is required to be applied on a retrospective basis, using one of two methodologies, and was to be effective for annual reporting periods beginning after December 15, 2016, with early application not being permitted. However, in July 2015, the FASB deferred the effective date by one year. This guidance is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Entities are permitted to adopt the guidance as of the original effective date. The FASB has since issued several accounting standards updates to further clarify this guidance including: (1) principal versus agent considerations, (2) identifying performance obligations and licensing, (3) narrow-scope improvements and practical expedients and (4) technical corrections and improvements. The Company is currently assessing the impact the adoption of this guidance will have on its consolidated financial statements and accompanying notes. The Company believes that under the new guidance it will no longer be permitted to recognize revenues for complimentary goods and services that are provided to patrons to incentivize gaming activities as gross revenues with a corresponding offset to promotional allowances to arrive at net revenues. Instead, the Company expects that a majority of such revenues will be recorded as an offset to gaming revenues. Under the new guidance, the accounting for Momentum Dollars awarded under the Company’s loyalty rewards program will also change. Momentum Dollars earned by patrons through past revenue transactions will be identified as separate performance obligations and recorded as reductions to gaming revenues when earned at the retail value of such benefits owed to the patrons (less estimated breakage). Upon redemption of these benefits by patrons and the fulfillment of the related performance obligations by the Company, revenues will be recorded within the revenue segment that provided the goods or services (food and beverage, hotel or retail, entertainment and other). In addition, this guidance provides substantial revision to annual and interim financial statement disclosures. This guidance allows for either full retrospective adoption, meaning that the guidance should be applied to all periods presented, or modified retrospective adoption, meaning that the guidance should be applied only to the most current period presented with the cumulative effect of its adoption recognized at the date of initial application. The Company previously disclosed its intention to adopt this guidance on a full retrospective basis. However, the Company now expects to adopt this guidance in its first quarter of fiscal 2019 on a modified retrospective basis.
In February 2016, the FASB issued new guidance pertaining to leases (“ASC 842”) based on the principle that entities should recognize assets and liabilities arising from leases. This guidance does not significantly change lessees’ recognition, measurement and presentation of expenses and cash flows from previous accounting standards. Leases are classified as operating or financing. The primary change in the guidance is the requirement for entities to recognize right-of-use assets representing the right to use leased assets and lease liabilities for payments during the term of operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize assets and liabilities for leases with terms of twelve months or less. Lessors' treatment of leases under this guidance is largely unchanged from previous accounting standards. In addition, the guidance expands disclosure requirements for lease arrangements. This guidance is required to be applied on a modified retrospective basis, which includes a number of practical expedients, and is effective for annual reporting periods beginning after December 15, 2018,

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

including interim reporting periods, with early application permitted. In July 2018, the FASB issued an accounting standard update (“ASU 2018-11”) which provides for another transition method, in addition to the existing transition method, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to adopt this guidance in its first quarter of fiscal 2020, but has not yet decided on its method of adoption. The Company has not yet completed its assessment of the impact of this guidance on the Company’s financial statements; however, the Company has numerous operating leases which, under the new guidance, will need to be reported as an asset and a liability on its balance sheet. The precise amount of this asset and liability will be determined based on the operating leases that exist on the date of adoption. The adoption of this guidance is expected to have a material impact on the Company's financial statements as the Company has significant operating lease commitments that are off-balance sheet under current US GAAP.
In November 2016, the FASB issued an accounting standards update which clarifies the classification and presentation of restricted cash in the statement of cash flows (“ASC 230”). The update requires that a statement of cash flows explain the total change during the period in cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This guidance is required to be applied on a retrospective basis and is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods, with early application permitted. The Company expects to adopt this guidance in its first quarter of fiscal 2019 on a retrospective basis. Transfers between cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents will no longer be part of operating, investing and financing activities, and, as such, the details of such transfers will not be reported as cash flow activities in the statements of cash flows. Previously disclosed cash flows provided by (used in) investing activities will be restated upon initial adoption of this guidance.
In January 2017, the FASB issued an accounting standards update which eliminates the second step in the goodwill impairment test that requires an entity to determine the implied fair value of the reporting unit's goodwill (“ASC 350”). Instead, an entity would recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. This guidance is required to be applied to goodwill impairment tests conducted for annual reporting periods beginning after December 15, 2019, including interim reporting periods, with early adoption permitted. The Company expects to adopt this guidance in connection with its annual impairment testing for fiscal 2021.

NOTE 2—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands, including current maturities):

	June 30, 2018	September 30, 2017
Senior Secured Credit Facility - Revolving	$84,000	$—
Senior Secured Credit Facility - Term Loan A, net of discount and debt issuance costs of $7,335 and $7,415, respectively	327,480	387,523
Senior Secured Credit Facility - Term Loan B, net of discount and debt issuance costs of $21,460 and $18,073, respectively	811,711	761,039
2016 7 7/8% Senior Unsecured Notes, net of discount and debt issuance costs of $11,361 and $12,383, respectively	488,639	487,617
Mohegan Expo Credit Facility, net of debt issuance costs of $1,400 and $1,683, respectively	31,899	13,017
Redemption Note Payable, net of discount of $35,959	78,841	—
Other	1,810	2,013
Long-term debt	1,824,380	1,651,209
Less: current portion of long-term debt	(71,170)	(75,131)
Long-term debt, net of current portion	$1,753,210	$1,576,078
As of June 30, 2018, the Company was in compliance with all respective financial covenant requirements under its outstanding indebtedness.
Senior Secured Credit Facilities
In October 2016, the Company entered into a Credit Agreement among the Company, the Mohegan Tribe, Citizens Bank, N.A., as Administrative and Collateral Agent, and the other lenders and financial institutions party thereto, providing for certain senior secured credit facilities (the “Senior Secured Credit Facilities”), comprised of a secured revolving credit facility (the “Revolving Facility”), a senior secured term loan A facility (the “Term Loan A Facility”) and a senior secured term loan B facility (the “Term Loan B Facility”).

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

On April 12, 2018, the Company entered into an incremental joinder and second amendment to its Senior Secured Credit Facilities (the “Amendment Agreement”). The Amendment Agreement amends the Senior Secured Credit Facilities to, among other things, make changes to the covenants and other provisions therein and to change the interest rate applicable to (a) borrowings under the Term Loan A Facility to: (i) for base rate loans, the base rate plus a total leverage-based margin of 100 to 312.5 basis points and (ii) for Eurodollar rate loans, the applicable LIBOR rate (subject to a 0.0% LIBOR floor) plus a total leverage-based margin of 200 to 412.5 basis points; and (b) borrowings under the Term Loan B Facility to: (i) for base rate loans, the base rate plus a total leverage-based margin of 300 to 337.5 basis points and (ii) for Eurodollar rate loans, the applicable LIBOR rate (subject to a 1.0% LIBOR floor) plus a total leverage-based margin of 400 to 437.5 basis points.
The Amendment Agreement also amended the maximum total leverage ratio covenant and maximum senior secured leverage ratio covenant, as follows:
Maximum total leverage covenant, or ratio of total debt to Consolidated EBITDA, as such terms are defined under the Senior Secured Credit Facilities:

Fiscal Quarters Ending:
June 30, 2018 through June 30, 2020	6.25:1.00
September 30, 2020 through June 30, 2021	6.00:1.00
September 30, 2021 through June 30, 2022	5.75:1.00
September 30, 2022 through June 30, 2023	5.50:1.00
September 30, 2023 and each fiscal quarter ending thereafter	5.25:1.00
Maximum senior secured leverage ratio covenant, or ratio of secured debt to Consolidated EBITDA, as such terms are defined under the Senior Secured Credit Facilities:

Fiscal Quarters Ending:
June 30, 2018 through June 30, 2020	4.50:1.00
September 30, 2020 through June 30, 2021	4.25:1.00
September 30, 2021 through June 30, 2022	4.00:1.00
September 30, 2022 and each fiscal quarter ending thereafter	3.75:1.00
In addition, pursuant to the Amendment Agreement, immediately after the effectiveness of the amendments described above, the Company increased its revolving borrowing capacity by $80.0 million and borrowed an additional $80.0 million under the Term Loan B Facility.
The Company incurred approximately $9.9 million in costs in connection with these transactions. New debt issuance costs relating to the Revolving Facility totaled $2.6 million and were capitalized as an asset and will be amortized over the term of the related debt. The remaining $7.3 million in new debt issuance costs relating to the Term Loan A Facility and Term Loan B Facility is reflected as debt discount and will be amortized over the term of the related debt.
Redemption Note Payable
In April 2017, Salishan Company and Salishan-Mohegan entered into a membership interest redemption and withdrawal agreement (the “Redemption and Withdrawal Agreement”), pursuant to which Salishan-Mohegan agreed to redeem all of Salishan Company’s right, title and interest in and to its membership interests of Salishan-Mohegan, and Salishan Company agreed to resign and irrevocably withdraw as a member of Salishan-Mohegan. As consideration for the redemption, Salishan-Mohegan agreed to pay Salishan Company a redemption price, the amount of which was to be determined by binding arbitration. Arbitration was conducted in November 2017 and, on December 4, 2017, the arbitrator determined a final redemption price in the amount of $114.8 million (the “Redemption Price”). Accordingly, in accordance with authoritative guidance issued by the FASB pertaining to the accounting for contingencies, the Company recorded a $68.5 million redemption liability (the “Redemption Liability”) based on the present value of the Redemption Price at April 14, 2017, utilizing the Company’s credit adjusted risk-free investment rate. Under the terms of the Redemption and Withdrawal Agreement, on December 15, 2017, Salishan-Mohegan executed and delivered a promissory note (the “Redemption Note Payable”) to Salishan Company, pursuant to which Salishan-Mohegan agreed to pay the Redemption Price to Salishan Company in equal monthly installments of $1.9 million over a five-year period, commencing in May 2019, subject to set-off for certain amounts owed by Salishan Company or its principal to Salishan-Mohegan or Mohegan Ventures-Northwest, LLC, and the Redemption Liability converted to the Redemption Note Payable. The Company recognizes interest expense relating to the amortization of discount to the Redemption Price, utilizing the effective yield method.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 3—MOHEGAN GAMING ADVISORS, LLC (PROJECT INSPIRE):
In February 2018, Mohegan Gaming Advisors, LLC (“Mohegan Gaming Advisors”), a wholly-owned subsidiary of the Company, entered into an amicable settlement agreement with Miura Holdings Asia, LLC (“Miura”) to relinquish Miura’s rights in connection with certain prior agreements, pursuant to which Miura would have been entitled to a small percentage of (i) equity in Inspire Integrated Resort Co., Ltd. (“Inspire Integrated Resort”) and (ii) certain development and management fees in connection with Project Inspire, for an amount equal to approximately $10.0 million payable over 13 years.

On May 28, 2018, Mohegan Gaming Advisors redeemed and repurchased the 49.81% membership interest in Inspire Integrated Resort that was held by an unrelated third-party and its affiliates, for an amount equal to approximately $107.0 million. The Company utilized restricted cash that was held by Inspire Integrated Resort to complete this transaction. In accordance with ASC 810, the Company accounted for this change in ownership as an equity transaction. The difference between the carrying value of the non-controlling interest and the fair value of consideration paid, which approximated $10.0 million, was recorded as a decrease to retained earnings. The non-controlling interest portion of accumulated other comprehensive income, which approximated $7.7 million, was recorded as an increase to accumulated other comprehensive income. The Company did not recognize any gain or loss in connection with this transaction.

NOTE 4—SEGMENT REPORTING:
The following table summarizes the Company's results on a segment basis (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net revenues:
Mohegan Sun	$270,434	$271,578	$793,725	$795,775
Mohegan Sun Pocono	68,290	71,031	200,224	207,752
Corporate and other	6,239	7,606	14,635	14,624
Inter-segment revenues	(60)	(60)	(180)	(180)
Total	$344,903	$350,155	$1,008,404	$1,017,971

Income (loss) from operations:
Mohegan Sun	$61,778	$62,630	$175,950	$178,464
Mohegan Sun Pocono	10,216	12,276	26,763	29,877
Corporate and other	(8,090)	(4,942)	(27,737)	(29,533)
Total	$63,904	$69,964	$174,976	$178,808

Capital expenditures incurred:
Mohegan Sun			$82,725	$38,891
Mohegan Sun Pocono			6,216	5,162
Corporate and other			15,702	14,739
Total			$104,643	58,792

			June 30, 2018	September 30, 2017
Total assets:
Mohegan Sun			$1,374,572	$1,333,012
Mohegan Sun Pocono			573,714	582,241
Corporate and other			340,710	320,428
Total			$2,288,996	$2,235,681

NOTE 5—COMMITMENTS AND CONTINGENCIES:
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such statements include information relating to business development activities, as well as capital spending, financing sources, the effects of regulation, including gaming and tax regulation, and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, those relating to the following:

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

Overview
The Mohegan Tribe and the Company
The Mohegan Tribe of Indians of Connecticut, or the Mohegan Tribe, is a federally-recognized Indian tribe with an approximately 595-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a compact with the affected state. The Mohegan Tribe and the

State of Connecticut entered into such a compact, the Mohegan Compact, which was approved by the United States Secretary of the Interior. We were established as an instrumentality of the Mohegan Tribe, with the exclusive authority to conduct and regulate gaming activities for the Mohegan Tribe on Tribal lands and the non-exclusive authority to conduct such activities elsewhere.
Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in Southern New England offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., we also own and operate Mohegan Sun Pocono, a gaming and entertainment facility located in Plains Township, Pennsylvania, and several off-track wagering facilities located elsewhere in Pennsylvania. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Mohegan Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.
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

Results of Operations
The following table summarizes our results on a segment basis (in thousands, except where noted):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2018	2017	Variance	Percentage Variance	2018	2017	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$270,434	$271,578	$(1,144)	(0.4)%	$793,725	$795,775	$(2,050)	(0.3)%
Mohegan Sun Pocono	68,290	71,031	(2,741)	(3.9)%	200,224	207,752	(7,528)	(3.6)%
Corporate and other	6,239	7,606	(1,367)	(18.0)%	14,635	14,624	11	0.1%
Inter-segment revenues	(60)	(60)	—	—	(180)	(180)	—	—
Total	$344,903	$350,155	$(5,252)	(1.5)%	$1,008,404	$1,017,971	$(9,567)	(0.9)%
Income (loss) from operations:
Mohegan Sun	$61,778	$62,630	$(852)	(1.4)%	$175,950	$178,464	$(2,514)	(1.4)%
Mohegan Sun Pocono	10,216	12,276	(2,060)	(16.8)%	26,763	29,877	(3,114)	(10.4)%
Corporate and other	(8,090)	(4,942)	(3,148)	(63.7)%	(27,737)	(29,533)	1,796	6.1%
Total	$63,904	$69,964	$(6,060)	(8.7)%	$174,976	$178,808	$(3,832)	(2.1)%
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$35,008	$43,780	$(8,772)	(20.0)%	$92,825	$23,628	$69,197	N.M.
Operating margin:
Mohegan Sun	22.8%	23.1%	(0.3)%	(1.3)%	22.2%	22.4%	(0.2)%	(0.9)%
Mohegan Sun Pocono	15.0%	17.3%	(2.3)%	(13.3)%	13.4%	14.4%	(1.0)%	(6.9)%
Total	18.5%	20.0%	(1.5)%	(7.5)%	17.4%	17.6%	(0.2)%	(1.1)%
_________
N.M. - Not meaningful.
The most significant factors and trends that impacted our operating and financial performance were as follows:

•	lower overall gaming volumes;

•	a weaker entertainment calendar at Mohegan Sun;

•	higher table game hold percentage at Mohegan Sun;

•	a repositioning of promotional offers at Mohegan Sun Pocono;

•	higher development costs and expenses associated with our various diversification initiatives;

•	competitive gaming markets; and

•	a $74.9 million non-operating loss on modification and early extinguishment of debt in the nine months ended June 30, 2017.

The declines in net revenues for the three months and nine months ended June 30, 2018 compared to the same periods in the prior year were primarily driven by lower entertainment revenues at Mohegan Sun and lower gaming revenues at Mohegan Sun Pocono.
The reductions in income from operations for the three months and nine months ended June 30, 2018 compared to the same periods in the prior year primarily reflected the declines in net revenues.
The decrease in net income attributable to Mohegan Tribal Gaming Authority for the three months ended June 30, 2018 compared to the same period in the prior year was primarily driven by the decline in income from operations, combined with higher interest expense. The increase in net income attributable to Mohegan Tribal Gaming Authority for the nine months ended June 30, 2018 compared to the same period in the prior year was primarily due to the loss on modification and early extinguishment of debt in the prior period.
Mohegan Sun
Revenues
Net revenues for the three months and nine months ended June 30, 2018 compared to the same periods in the prior year were relatively flat. These results primarily reflected lower entertainment revenues driven, in part, by a weaker overall entertainment calendar featuring fewer headliner shows, partially offset by increased table game revenues which benefited from higher year-over-year hold percentages.
Operating Costs and Expenses
Operating costs and expenses for the three months and nine months ended June 30, 2018 compared to the same periods in the prior year were relatively flat. These results primarily reflected lower direct entertainment costs commensurate with the reductions in entertainment revenues, partially offset by severance costs and expenses resulting from ongoing efforts to streamline staffing levels in anticipation of upcoming competition in the Commonwealth of Massachusetts. Operating costs and expenses for the three months and nine months ended June 30, 2018 also reflected higher depreciation and amortization expenses, primarily driven by the Earth Expo & Convention Center and the Earth Hotel connector.
Mohegan Sun Pocono
Revenues
Net revenues declined by $2.7 million, or 3.9%, for the three months ended June 30, 2018 compared to the same period in the prior year. Net revenues decreased by $7.5 million, or 3.6%, for the nine months ended June 30, 2018 compared to the same period in the prior year. These results were primarily driven by lower gaming revenues resulting from declines in slot and table game revenues, both of which were negatively impacted by lower volumes.
Operating Costs and Expenses
Operating costs and expenses declined by $681,000, or 1.2%, for the three months ended June 30, 2018 compared to the same period in the prior year. Operating costs and expenses decreased by $4.4 million, or 2.5%, for the nine months ended June 30, 2018 compared to the same period in the prior year. These results were primarily driven by reductions in gaming costs and expenses, including lower payroll costs and certain casino marketing and promotional expenses, as well as lower costs related to Momentum Dollar redemptions at Mohegan Sun Pocono-owned outlets.
Corporate and Other
Revenues
Net revenues declined by $1.4 million, or 18.0%, for the three months ended June 30, 2018 compared to the same period in the prior year, primarily due to development fees earned in the prior period in connection with our development contract with ilani Casino Resort, which opened in April 2017. Net revenues for the nine months ended June 30, 2018 compared to the same period in the prior year were relatively flat.
Operating Costs and Expenses
Operating costs and expenses increased by $1.8 million, or 14.2%, for the three months ended June 30, 2018 compared to the same period in the prior year, primarily due to pre-opening costs and expenses associated with Project Inspire. Operating costs and expenses declined by $1.8 million, or 4.0%, for the nine months ended June 30, 2018 compared to the same period in the prior year. These results primarily reflected the impact of share-based compensation that was recorded in the prior period in connection with Project Inspire, partially offset by pre-opening costs and expenses associated with Project Inspire. Operating costs and expenses for the three months and nine months ended June 30, 2018 also reflected higher development costs and expenses associated with our various diversification initiatives, including development efforts in Asia.
Other Income (Expense)
Other expenses for the three months and nine months ended June 30, 2018 consisted primarily of interest expense. Interest expense increased by $5.4 million, or 19.6%, for the three months ended June 30, 2018 compared to the same period in the prior year. Interest expense increased by $5.9 million, or 6.9%, for the nine months ended June 30, 2018 compared to the same period in the prior year. These results were driven by higher weighted average interest rate and weighted average outstanding debt. Weighted average interest rate was 7.1% and 6.8% for the three months and nine months ended June 30, 2018, respectively, compared to 6.4% and 6.5% for the three months and nine months ended June 30, 2017, respectively. Weighted average outstanding debt was $1.88 billion and $1.80 billion for the three months and nine months ended June 30, 2018, respectively, compared to $1.74 billion and $1.77 billion for the three months and nine months ended June 30, 2017, respectively.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, our operating results for the three months and nine months ended June 30, 2018 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
As of June 30, 2018 and September 30, 2017, we held cash and cash equivalents of $201.1 million and $89.0 million, respectively. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, we had approximately $163.7 million of borrowing capacity under the revolving facility and line of credit as of June 30, 2018. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, amortization of debt issuance costs, premiums and discounts, provision for losses on receivables and loss on modification and early extinguishment of debt.
Cash provided by operating activities for the three months and nine months ended June 30, 2018 compared to the same periods in the prior year was relatively flat, reflecting an $8.1 million increase in net income after factoring in non-cash items, partially offset by $9.5 million in higher working capital requirements.
Cash provided by investing activities increased by $47.0 million, or 144.8%, for the nine months ended June 30, 2018 compared to the same period in the prior year, primarily due to the use of approximately $106.7 million of restricted cash to redeem and repurchase the 49.81% membership interest in Inspire Integrated Resort Co., Ltd., or Inspire Integrated Resort, that was held by an unrelated third-party and its affiliates. These results were partially offset by higher capital expenditures. Capital expenditures totaled $104.6 million for the nine months ended June 30, 2018, comprising maintenance and development, Earth Expo & Convention Center and Project Inspire related capital expenditures of $36.9 million, $52.0 million and $15.7 million, respectively.
Cash used in financing activities declined by $62.6 million, or 56.4%, for the nine months ended June 30, 2018 compared to the same period in the prior year, primarily due to $75.8 million in payments of tender offer and repurchase costs and financing fees related to our October 2016 refinancing transactions in the prior period. Cash used in financing activities for the nine months ended June 30, 2018 also reflected $109.8 million increase in borrowings to pursue new development opportunities and for general corporate purposes, offset by the $106.7 million repurchase of the non-controlling interest in Inspire Integrated Resort.
Sufficiency of Resources
We believe that existing cash balances, proceeds from long-term receivables, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, distributions to the Mohegan Tribe and foreseeable capital expenditures for at least the next twelve months; however, we can provide no assurance in this regard.
Critical Accounting Policies and Estimates
There has been no material change from the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of June 30, 2018, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the credit facilities. Based on our variable rate outstanding debt as of June 30, 2018, a 100 basis point change in average interest rate would impact annual interest expense by approximately $12.9 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In connection with the proposed commercial casino project in East Windsor, Connecticut, to be jointly owned through MMCT Venture, LLC by the Company and the Mashantucket Pequot Tribe, or MPT, the Mohegan Tribe of Indians of Connecticut, or the Tribe, entered into an agreement to amend the Mohegan Compact and an agreement to amend the Memorandum of Understanding with the State of Connecticut, which were signed by the Governor of Connecticut on July 20, 2017 and submitted to the United States Secretary of the Interior for approval or disapproval on or about August 2, 2017. At that time, the Secretary of the Interior returned the amendments, along with substantially similar amendments submitted by the MPT, by letter dated September 15, 2017, but did not approve or disapprove the amendments or publish notice of approval in the Federal Register. On November 29, 2017, the State of Connecticut, joined by the Tribe and MPT, filed suit in United States District Court for the District of Columbia to compel the Secretary of the Interior to publish notice of approval. On December 22, 2017, the State of Connecticut, the Tribe and MPT filed a motion for summary judgment. On February 5, 2018, the federal defendants filed a motion for partial dismissal, seeking the dismissal of claims with regard to MPT, including any claims by the State of Connecticut or the Tribe related to MPT’s gaming procedures under federal law.  On June 1, 2018, the Department of Interior published notice in the Federal Register that the amendments between the Tribe and the State of Connecticut took effect.  On June 15, 2018, the parties stipulated to dismissal of the Tribe’s claims in the litigation, but the litigation continues by the State and MPT against the Secretary with regard to MPT’s amendments.
For additional information regarding the Company’s legal proceedings please refer to “Part I. Item 1—Notes to Condensed Consolidated Financial Statements, Note 5—Commitments and Contingencies” to this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
There has been no material change from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Item 5.	Other Information
On June 8, 2018, the Company filed a Current Report on Form 8-K (the “June 8-K”) announcing the appointment, as of June 4, 2018, of Drew M. Kelley as Chief Financial Officer of the Company. Subsequent to the date of filing of the June 8-K, the Company and Mr. Kelley entered into an employment agreement (the “Employment Agreement”). Accordingly, the information contained in this Item 5-Other Information includes disclosure of the terms of the Employment Agreement.
The Employment Agreement, which was executed as of August 7, 2018, but effective as of June 4, 2018, expires on March 31, 2021, and contains automatic renewals for additional one-year terms unless either party provides notice of an intention not to renew or otherwise terminate the Employment Agreement. Under the Employment Agreement, Mr. Kelley will receive an initial base annual salary of $700,000 and will be permitted to participate in and be eligible for incentive compensation payments and benefits as available to senior executive employees of the Company at or below his level commencing in fiscal year 2019. Mr. Kelley also received a sign-on bonus payment in the amount of $300,000 in connection with the execution of the Employment Agreement.
The Employment Agreement provides that if Mr. Kelley is terminated for cause (as defined therein), or if Mr. Kelley voluntarily terminates his employment, he will not be entitled to any further compensation from and after the termination date. If Mr. Kelley is terminated other than for cause, he will be entitled, among other things, to receive his base annual salary from the termination date through 12 months from the termination date.
The Employment Agreement further provides that Mr. Kelley may not, without prior written consent, compete with the Company in certain restricted areas during the term of his employment and for a period of 12 months after expiration or termination of his employment (the “Restricted Period”). In addition, during the Restricted Period, Mr. Kelley may not hire or solicit other employees of the Company or its affiliates or encourage any such employees to leave employment with the Company.
The foregoing description of the Employment Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Employment Agreement, a copy of which is attached hereto as Exhibit 10.2 and incorporated by reference herein.

Item 6.    Exhibits

Exhibit No.	Description
10.1
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

10.2*
Employment Agreement, dated as of August 7, 2018, and effective as of June 4, 2018, by and between the Mohegan Tribal Gaming Authority d/b/a Mohegan Gaming & Entertainment and Drew M. Kelley (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS**	XBRL Instance Document (filed herewith).

101.SCH**	XBRL Taxonomy Extension Schema (filed herewith).

101.CAL**	XBRL Taxonomy Calculation Linkbase (filed herewith).

101.DEF**	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB**	XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
____________

*	Management contact or compensatory plan or arrangement.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	August 8, 2018	By:	/S/ KEVIN P. BROWN
Kevin P. Brown Chairman and Member, Management Board

Date:	August 8, 2018	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	August 8, 2018	By:	/S/ DREW M. KELLEY
Drew M. Kelley Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)