Form 10-K
period 2018-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2018-12-06
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________
FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
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

MOHEGAN TRIBAL GAMING AUTHORITY

References in this Annual Report on Form 10-K to the “Company” are to the Mohegan Tribal Gaming Authority d/b/a Mohegan Gaming & Entertainment and references to the “Mohegan Tribe” are to the Mohegan Tribe of Indians of Connecticut. The terms “we” or “us” or “our” refer to the Company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements about future events, including, without limitation, information relating to business development activities, as well as capital spending, financing sources, the effects of regulation, including gaming and tax regulation, and increased competition. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. You should review carefully all of the information in this Annual Report on Form 10-K, including the accompanying consolidated financial statements.
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
Overview
The Mohegan Tribe and the Company
The Mohegan Tribe is a federally-recognized Indian tribe with an approximately 595-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988, or IGRA, federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a compact with the affected state. The Mohegan Tribe and the State of Connecticut entered into such a compact, the Mohegan Compact, which was approved by the United States Secretary of the Interior. We were established as an instrumentality of the Mohegan Tribe, with the exclusive authority to conduct and regulate gaming activities for the Mohegan Tribe on tribal lands and the non-exclusive authority to conduct such activities elsewhere.
Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in Connecticut offering traditional slot machines and table games. Through our subsidiary, Downs Racing, L.P., or Downs Racing, we also own and operate Mohegan Sun Pocono, a gaming and entertainment facility located in Plains Township, Pennsylvania, and off-track wagering facilities, or OTW facilities, located elsewhere in Pennsylvania. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Mohegan Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.
Our principal executive office and mailing address is One Mohegan Sun Boulevard, Uncasville, CT 06382. Our telephone number is (860) 862-8000. Our corporate website address is www.mohegangaming.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act are made available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We intend to use our corporate website as a regular means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD promulgated by the Securities and Exchange Commission. Such disclosures will be included on our corporate website under the heading “News” or “Financial Information.” We also encourage investors, the media and others interested in our Company to review information posted on our LinkedIn account at www.linkedin.com/company/mohegangaming. Any updates to the list of social media channels we use to announce material information will be posted on the “News” or “Financial Information” page of our corporate website. Accordingly, investors should monitor such portions of our corporate website and social media channels, in addition to following our press releases, SEC filings, public conference calls and webcasts.
Mohegan Sun
In October 1996, we opened a gaming and entertainment complex known as Mohegan Sun. Mohegan Sun is located on an approximately 196-acre site on the Mohegan Tribe's reservation overlooking the Thames River with direct access from Interstate 395 and Connecticut Route 2A. Mohegan Sun is approximately 125 miles from New York City, New York, and approximately 100 miles from Boston, Massachusetts. In 2002, we completed a major expansion of Mohegan Sun known as Project Sunburst, which included increased gaming, restaurant and retail space, an entertainment arena, an approximately 1,200-room luxury Sky Hotel Tower and approximately 100,000 square feet of convention space. In 2007, we opened Sunrise Square, and, in 2008, we opened Casino of the Wind, both components of Mohegan Sun's Project Horizon expansion. In 2016, we began operation of our 400-room Earth Hotel Tower, and we recently opened the 250,000-square-foot Earth Expo & Convention Center.
Mohegan Sun currently operates in an approximately 5.0 million square-foot facility, which includes the following:
Casino of the Earth
As of September 30, 2018, Casino of the Earth offered:

•	approximately 178,000 square feet of gaming space;

•	approximately 2,155 slot machines and 175 traditional and electronic table games;

•	Sunrise Square, a 9,800-square-foot Asian-themed gaming area;

•	an approximately 9,000-square-foot simulcasting Racebook facility;

•
food and beverage amenities, including: Seasons Buffet, a 784-seat multi-station buffet with live cooking stations, Bobby Flay's Bobby's Burger Palace, Bean and Vine Café & Wine Bar, Bow & Arrow Sports Bar and multiple service bars, all operated by us, as well as Ballo Italian Restaurant & Social Club, Phantasia, a full-service Asian restaurant and food court, Chick-Fil-A, Frank Pepe Pizzeria Napoletana, Hash House a Go Go, Fidelia's Market, an approximately

290-seat multi-station food court, and Carlo's Bakery, all operated by third-parties, for a total restaurant seating of approximately 2,240;

•	five Mohegan Sun-owned retail shops, offering products ranging from Mohegan Sun logo souvenirs to cigars;

•	an approximately 400-room Earth Hotel Tower operated by us;

•	COMIX, an approximately 415-seat comedy club and craft beer bar operated by a third-party; and

•	the Wolf Den, an approximately 10,000-square-foot, 275-seat lounge featuring live entertainment.
Casino of the Sky
As of September 30, 2018, Casino of the Sky offered:

•	approximately 125,000 square feet of gaming space;

•	approximately 1,845 slot machines and 100 traditional and electronic table games;

•
food and beverage amenities, including: Todd English's Tuscany, Bobby Flay's Bar Americain, Starbucks, a 24-hour coffee shop and three lounges and bars, all operated by us, as well as five additional full-service restaurants, two quick-service restaurants and a multi-station food court, all operated by third-parties, for a total restaurant seating of approximately 2,160;

•	The Shops at Mohegan Sun containing 28 retail shops, six of which we own;

•	the Mohegan Sun Arena with seating for up to 10,000;

•	a 350-seat Cabaret theatre;

•	an approximately 1,200-room luxury Sky Hotel Tower, including a private high-limit table games suite;

•	Lansdowne Irish Pub and Music House with restaurant seating of approximately 205, Avalon Nightclub and Vista Lounge, all operated by a third-party;

•	an approximately 20,000-square-foot spa operated by a third-party;

•	approximately 100,000 square feet of convention space; and

•	a child care facility and an arcade-style entertainment area operated by a third-party.
Casino of the Wind
As of September 30, 2018, Casino of the Wind offered:

•	approximately 40,000 square feet of gaming space;

•	approximately 485 slot machines, 15 traditional table games and a 42-table themed poker room;

•	a 400-seat, 16,000-square-foot Jimmy Buffett's Margaritaville Restaurant operated by a third-party; and

•	Mist, a nightlife entertainment venue operated by us.
Mohegan Sun offers parking for approximately 13,000 patrons and 3,600 employees. We also operate an approximately 3,600-square-foot, 20-pump gasoline and convenience center for patrons, as well as a 10-pump gasoline center for employees, both located adjacent to Mohegan Sun.
Earth Expo & Convention Center
Through Mohegan Expo Center, LLC, we operate the Earth Expo & Convention Center, which is located adjacent to Mohegan Sun. The facility includes a 125,000-square-foot exposition center, a 20,000-square-foot ballroom, 15 meeting rooms and an executive boardroom.
Connecticut Sun
Through Mohegan Basketball Club, LLC, we own and operate the Connecticut Sun franchise, a professional basketball team in the Women's National Basketball Association. The team plays its home games in the Mohegan Sun Arena.
New England Black Wolves
Through Mohegan Lacrosse, LLC, we have partnered with a third-party to own and operate the New England Black Wolves franchise, a professional lacrosse team in the National Lacrosse League. The team plays its home games in the Mohegan Sun Arena.
Mohegan Sun Golf Club
Through Mohegan Golf, LLC, we own and operate the Mohegan Sun Golf Club, a private 18-hole championship golf course, restaurant and bar located in Sprague and Franklin, Connecticut.
Mohegan Sun Pocono
Through Downs Racing, we own and operate a gaming and entertainment facility known as Mohegan Sun Pocono located on an approximately 400-acre site in Plains Township, Pennsylvania, and OTW facilities located in East Stroudsburg and Lehigh Valley, Pennsylvania. In November 2006, Mohegan Sun Pocono became the first location to offer slot machine gaming in

Pennsylvania when Phase I of its gaming and entertainment facility opened. In July 2008, we completed a major expansion of Mohegan Sun Pocono known as Project Sunrise, which included increased gaming, restaurant and retail space, and, in July 2010, we opened our table game and poker operations, including additional non-smoking sections and a high-limit gaming area. In November 2013, we completed Project Sunlight, a hotel and convention center expansion located adjacent to the Mohegan Sun Pocono casino.
Mohegan Sun Pocono currently operates in an approximately 400,000-square-foot facility, which included the following as of September 30, 2018:

•	approximately 90,000 square feet of gaming space;

•	approximately 2,330 slot machines, 70 table games, including blackjack, roulette and craps, and an 18-table poker room;

•	live harness racing and simulcast and off-track wagering;

•	a 238-room hotel, including a spa and fitness center;

•	approximately 20,000 square feet of convention space;

•
food and beverage amenities, including: Ruth's Chris Steakhouse, Rustic Kitchen Bistro and Bar, which features dining and a live cooking show, Bar Louie, a casual bar and restaurant, Molly O'Sheas, an authentic Irish pub and eatery, Bean and Vine Cafe & Wine Bar, Timbers Buffet, a 300-seat Mohegan Indian cultural heritage themed multi-station buffet, and a food court, including: Johnny Rockets, Puck Express by Wolfgang Puck and Ben & Jerry's Ice Cream, for a total seating of approximately 2,500;

•	three retail shops, one of which we own, offering products ranging from Mohegan Sun Pocono logo souvenirs to fine apparel; and

•	three bars/lounges: Sunburst Bar, featured in the center of the gaming floor, Breakers Night Club and Pearl Sushi Bar.
Strategy
Our overall strategy is to: (1) drive incremental profit through gaming and non-gaming initiatives, most notably the enhancement of entertainment amenities, at our existing integrated resorts and in our core markets, (2) diversify our business interests within the integrated resort and entertainment industry, both domestic and international and (3) enhance our credit profile by reducing leverage through improved operational efficiency, increased financial discipline and high return investment and revenue diversification efforts. Mohegan Sun primarily receives patronage from guests residing within 100 miles of Mohegan Sun, which represents our primary market. Mohegan Sun also receives patronage from guests residing within a 100 to 200 mile radius, which represents our secondary market. With the completion of Project Sunburst in 2002, we developed Mohegan Sun into a full-scale entertainment and destination resort. The addition of Casino of the Wind and Sunrise Square further strengthened our presence in the Northeast United States gaming market. We took significant steps in our diversification efforts with the addition of our second wholly-owned and operated gaming and entertainment facility, Mohegan Sun Pocono. In addition, over the past few years, we have expanded our business to several new gaming markets across the country, including the management of Resorts Casino Hotel in Atlantic City, New Jersey, the development and management of ilani Casino Resort in Clark County, Washington and the management of Paragon Casino Resort in Marksville, Louisiana, and we are expanding further, both domestically and internationally, with several additional projects, including the development of an integrated resort and casino project to be located adjacent to the Incheon International Airport, South Korea, the operation of Fallsview Casino Resort, Casino Niagara, and the future 5,000-seat Niagara Falls Entertainment Centre, located adjacent to Fallsview Casino Resort, in Niagara Falls, Ontario and a joint venture arrangement with the Mashantucket Pequot Tribe, or the MPT, for a proposed off-reservation casino to be located in East Windsor, Connecticut.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August.
Diversification Initiatives
As a means to diversify our revenue base and cash flow stream, while diversifying our business interests outside of Mohegan Sun and Mohegan Sun Pocono, from time to time, we and the Mohegan Tribe pursue various business opportunities. These opportunities have primarily consisted of proposed development and/or management of, investment in or ownership of additional gaming, integrated resort and entertainment operations in domestic and international markets through direct investments, acquisitions, joint venture arrangements and loan or financial/credit support transactions. We refer to the evaluation and execution of these opportunities as our “Capital-Light” growth strategy. Our ideal Capital-Light opportunity combines modest upfront capital contributions with the potential for outsized cash returns. In addition to our existing diversification initiatives, we are actively exploring other opportunities that meet our return criteria; however we can provide no assurance that we or the Mohegan Tribe will continue to pursue any of these opportunities or that any of them will be consummated.
Resorts Casino Hotel
We manage Resorts Casino Hotel in Atlantic City, New Jersey, and own 10% of the casino's holding company and its subsidiaries, including those conducting or licensing online gaming and retail sports wagering in New Jersey.
ilani Casino Resort
We are currently a majority owner of Salishan-Mohegan, LLC, or Salishan-Mohegan. Salishan-Mohegan developed and currently manages ilani Casino Resort in Clark County, Washington, a gaming and entertainment facility owned by the federally-recognized Cowlitz Indian Tribe and the Cowlitz Tribal Gaming Authority. Through a majority-owned subsidiary, we also hold the development rights to any future development at ilani Casino Resort.
Paragon Casino Resort
We previously provided consulting services to the Paragon Casino Resort in Marksville, Louisiana. Effective October 20, 2018, we are managing all gaming, hospitality and entertainment at Paragon Casino Resort under a federally-approved management contract.

Project Inspire
We have been awarded pre-approval for a gaming license to be issued upon completion of the construction of a proposed integrated resort and casino, known as Project Inspire, to be located adjacent to the Incheon International Airport in South Korea, and we will own and operate Project Inspire upon completion. In August 2016, we entered into an implementation agreement with the Incheon International Airport Authority for the long-term lease and development of land at the project site adjacent to the airport.
Niagara
In September 2018, we were selected by the Ontario Lottery and Gaming Corporation as the service provider for the Niagara Gaming Bundle in Niagara Falls, Ontario, following a competitive procurement process. Effective summer 2019, we will acquire certain assets associated with and assume the day-to-day operations of Fallsview Casino Resort, Casino Niagara and the future 5,000-seat Niagara Falls Entertainment Centre, located adjacent to Fallsview Casino Resort, all in Niagara Falls, Ontario, Canada.

MMCT
We have entered into a joint venture arrangement with the MPT to develop and operate a proposed off-reservation casino to be located in East Windsor, Connecticut. In February 2017, the joint venture, or MMCT, entered into a development agreement with the Town of East Windsor for the development of the casino, subject to legislative and regulatory approvals. In June 2017, the Connecticut General Assembly passed legislation establishing a regulatory framework and authorization for the project, including amendments to the Mohegan Compact and MPT’s compact. While the amendments to the Mohegan Compact have been approved by the United States Secretary of the Interior, approval of the MPT amendments is also required and is currently the subject of litigation.
Market and Competition from Other Gaming Operations
Our gaming operation at Mohegan Sun is one of only two current gaming operations in Connecticut offering slot machines and live table games, with the other operation being Foxwoods Resort Casino, or Foxwoods. Foxwoods is owned by the MPT. In addition to Foxwoods, we face competition from gaming facilities in Massachusetts, Rhode Island, New York and New Jersey. In addition, we face competition in and from the northeastern Pennsylvania gaming market. In Massachusetts, the single licensed slot-only facility in Plainville opened in 2015, while one of the two authorized commercial casinos opened in Springfield in August 2018, and the second is reportedly scheduled to open in Everett in June 2019. In New York, all four newly licensed commercial casinos in three upstate regions have opened. In addition, sports wagering was recently introduced in New Jersey, Pennsylvania and Rhode Island.

We face potential competition from the expansion of state-licensed gaming in the Northeastern United States, as well as prospective gaming projects under consideration by Indian tribes, including federally-recognized tribes in New York and Massachusetts. Additionally, groups seeking federal recognition as Indian tribes, as well as federally-recognized Indian tribes, continue efforts to establish or expand reservation lands with an interest in commercial casino gaming on such lands.

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
Mohegan Tribe of Indians of Connecticut
General
The Mohegan Tribe has lived in a cohesive community for hundreds of years in what is today southeastern Connecticut. The Mohegan Tribe became a federally-recognized Indian tribe in 1994 and currently has approximately 2,200 members, of which approximately 1,375 are of voting age.
Governance of the Mohegan Tribe
The Mohegan Tribe's Constitution provides for the governance of the Mohegan Tribe by the Mohegan Tribal Council, consisting of nine members, and a Council of Elders, consisting of seven members. Legislative and executive powers of the Mohegan Tribe are vested in the Mohegan Tribal Council, with the exception of enrollment of tribal members and cultural duties which are vested in the Council of Elders. The members of the Mohegan Tribal Council also serve as members and officers on our Management Board. The registered voters of the Mohegan Tribe elect all members of the Mohegan Tribal Council. Pursuant to the Mohegan Tribe's Constitution, the members of the Mohegan Tribal Council are elected on a four-year staggered term basis. The terms for four members of the Mohegan Tribal Council expire in October 2019, while the terms for the remaining five members expire in October 2021. Members of the Mohegan Tribal Council must be at least 21 years of age when elected.
The Mohegan Tribe may amend provisions of its Constitution that established us and the Gaming Disputes Court, which is described below. Such an amendment requires the approval of two-thirds of the members of the Mohegan Tribal Council and must be ratified by registered voters of the Mohegan Tribe by a two-thirds majority of all votes cast, with at least a 40% participation of registered voters of the Mohegan Tribe. In addition, the Mohegan Tribe's Constitution currently prohibits the Mohegan Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on tribal lands. An amendment to this provision requires the affirmative vote of 75% of registered voters of the Mohegan Tribe. Prior to the enactment of any such amendment by the Mohegan Tribal Council, any non-tribal party would have the opportunity to seek a ruling from the Appellate Branch of the Gaming Disputes Court that the proposed amendment would constitute an impermissible impairment of contract.
Gaming Disputes Court
Under the Constitution and laws of the Mohegan Tribe, the Mohegan Tribe has established a Gaming Disputes Court, which is vested with exclusive jurisdiction over all disputes related to gaming and associated facilities on tribal lands, including appeals from certain final administrative agency decisions.
The Gaming Disputes Court has jurisdiction over all disputes or controversies related to gaming between any person or entity and us or the Mohegan Tribe. The Gaming Disputes Court also has jurisdiction over certain appeals arising out of tribal agency regulatory powers, including licensing actions. The Mohegan Tribe has adopted the substantive law of the State of Connecticut as the applicable law of the Gaming Disputes Court to the extent that such law is not in conflict with Mohegan Tribal Law. Also, the Mohegan Tribe has adopted all of Connecticut's rules of civil and appellate procedure and professional and judicial conduct to govern the Gaming Disputes Court.
Judges of the Gaming Disputes Court are chosen by the Mohegan Tribal Council from a publicly available list of eligible retired federal judges and Connecticut Attorney Trial Referees, who are appointed by the Chief Justice of the Connecticut Supreme Court, each of whom must remain licensed to practice law in Connecticut.
Workers' Compensation Department
Effective September 1, 2004, the Mohegan Tribal Council established a Workers' Compensation Department to oversee a self-administered workers' compensation program for employees of the Mohegan Tribe and us.
Mohegan Gaming & Entertainment
We were established by the Mohegan Tribe in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Mohegan Tribe on tribal lands and the non-exclusive authority to conduct such activities elsewhere. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Mohegan Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our

Management Board. See Mohegan Tribe of Indians of Connecticut and Part III. Item 10. Directors, Executive Officers and Corporate Governance to this Annual Report on Form 10-K.
We have three major functions. The first function is to direct the operation, management and promotion of gaming enterprises and all related activities on tribal lands. The second function is to regulate gaming activities on tribal lands. Our Management Board has appointed an independent Director of Regulation responsible for the regulation of gaming activities at Mohegan Sun. The Director of Regulation serves at the will of the Management Board and ensures the integrity of gaming operation through the promulgation and enforcement of appropriate regulations. The Director of Regulation and his staff are also responsible for performing background investigations and licensing of non-gaming employees, as well as vendors seeking to provide non-gaming products or services within the casino. Pursuant to the Mohegan Compact, the State of Connecticut is responsible for performing background investigations and licensing of gaming employees, as well as gaming vendors seeking to provide gaming products or services within the casino. The third function is to identify and evaluate various business opportunities in conjunction with the Mohegan Tribe in an effort to diversify our revenue base and cash flow streams. These opportunities primarily consist of development, consulting and/or management of, investment in or ownership of additional gaming and entertainment operations through direct investments, acquisitions, joint venture arrangements and loan or financial/credit support transactions.
Government Regulation
General
Our operations at Mohegan Sun are subject to certain federal, state and tribal laws applicable to both general commercial relationships with Indians and specific to Indian gaming and the management and financing of Indian casinos. Our operations at Mohegan Sun Pocono are also subject to Pennsylvania laws and regulations applicable to harness racing, simulcasting, slot machine, table gaming, interactive online gaming and sports wagering. The following description of the regulatory environment in which gaming takes place and in which we operate is only a summary and not a complete recitation of all applicable law. Moreover, since this regulatory environment is susceptible to changes in public policy considerations, it is impossible to predict how particular provisions will be interpreted, from time to time, or whether they will remain intact. Changes in such laws could have a material adverse impact on our operations. See Risk Factors to this Annual Report on Form 10-K.
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
Absent the consent of the Mohegan Tribe or action of Congress, the laws of the State of Connecticut do not apply to us or the Mohegan Tribe. Pursuant to the federal law that settled the Mohegan Tribe's land claims in 1994, the United States and the Mohegan Tribe consented to, among other things, the extension of Connecticut criminal law and Connecticut state traffic controls over Mohegan Sun.
Waiver of Sovereign Immunity; Jurisdiction; Exhaustion of Tribal Remedies
Indian tribes enjoy sovereign immunity from unconsented suit similar to that of the states and the United States. In order to sue an Indian tribe (or an agency or instrumentality of an Indian tribe, such as us), the Mohegan Tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. Further, in most commercial disputes with Indian tribes, the jurisdiction of the federal courts, which are courts of limited jurisdiction, may be difficult or impossible to obtain. A commercial dispute is unlikely to present a federal question, and some courts have ruled that an Indian tribe as a party is not a citizen of any state for purposes of establishing diversity jurisdiction in the federal courts. State courts may also lack jurisdiction over suits brought by non-Indians against Indian tribes in Connecticut. The remedies available against an Indian tribe also depend, at least in part, upon the rules of comity requiring initial exhaustion of remedies in tribal tribunals and, as to some judicial remedies, the tribe's consent to jurisdictional provisions contained in the disputed agreements. The United States Supreme Court has held that, where a tribal court exists, jurisdiction in that forum first must be exhausted before any dispute can be heard properly by federal courts which otherwise would have jurisdiction. Where a dispute as to the jurisdiction of the tribal forum exists, the tribal court first must rule as to the limits of its own jurisdiction.
In connection with certain of our contractual arrangements, including substantially all of our outstanding indebtedness, we, the Mohegan Tribe, Mohegan Basketball Club, LLC, Mohegan Golf, LLC, Mohegan Ventures-Northwest, LLC, and to the extent applicable, Mohegan Commercial Ventures-PA, LLC, Downs Racing, Backside, L.P., Mill Creek Land, L.P. and Northeast

Concessions, L.P., or collectively the Pocono subsidiaries, and certain of our subsidiaries and entities have agreed to waive our and their respective sovereign immunity from unconsented suit to permit any court of competent jurisdiction to: (1) enforce and interpret the terms of our applicable outstanding indebtedness, and award and enforce the award of damages owing as a consequence of a breach thereof, whether such award is the product of litigation, administrative proceedings, or arbitration, (2) determine whether any consent or approval of the Mohegan Tribe or us has been granted improperly or withheld unreasonably, (3) enforce any judgment prohibiting the Mohegan Tribe or us from taking any action, or mandating or obligating the Mohegan Tribe or us to take any action, including a judgment compelling the Mohegan Tribe or us to submit to binding arbitration and (4) adjudicate any claim under the Indian Civil Rights Act of 1968, 25 U.S.C. § 1302 (or any successor statute).
The Indian Gaming Regulatory Act of 1988
Regulatory Authority
The operation of casinos and gaming on Indian lands is subject to IGRA, which is administered by the National Indian Gaming Commission, or the NIGC, an independent agency within the United States Department of the Interior, which exercises primary federal regulatory responsibility over Indian gaming. The NIGC has exclusive federal authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III Gaming (as described below), approve management agreements for gaming facilities, conduct investigations and generally monitor tribal gaming. Certain responsibilities under IGRA (such as the approval of gaming compacts, gaming revenue allocation plans for tribal members and the review of applications to take land into trust for gaming) are retained by the Bureau of Indian Affairs, or BIA. The BIA also has responsibility to review and approve certain agreements and land leases relating to Indian lands. The United States Department of Justice also retains responsibility for federal criminal law enforcement on the Mohegan reservation.
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
Tribal Ordinances
Under IGRA, except to the extent otherwise provided in a tribal-state compact, Indian tribal governments have primary regulatory authority over Class III Gaming on land within a tribe's jurisdiction. Therefore, our gaming operations, and persons engaged in gaming activities, are guided by and subject to the provisions of the Mohegan Tribe's ordinances and regulations regarding gaming, in addition to the provisions of the Mohegan Compact.
IGRA requires that the NIGC review tribal gaming ordinances and authorizes the NIGC to approve such ordinances only if they meet specific requirements relating to: (1) the ownership, security, personnel background, record keeping and auditing of a tribe's gaming enterprises, (2) the use of the revenues from such gaming and (3) the protection of the environment and the public health and safety. The Mohegan Tribe adopted its gaming ordinance in July 1994, and the NIGC approved the gaming ordinance in November 1994.
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
With the growth of the Internet and other modern advances, computers and other technology aids are increasingly used to conduct specific kinds of gaming, such as poker or wagering on horse racing. Several states, including Nevada, New Jersey and Pennsylvania, have passed legislation to license and tax on-line gaming conducted on an intra-state basis or with other states by compact, while new federal on-line gaming legislation has been introduced in Congress from time to time. To date, Congress has not passed amendments to the Unlawful Internet Gambling Enforcement Act of 2006 or new legislation to establish a licensing, taxing and enforcement framework for Internet gaming. Nor has Congress responded to the United States Supreme Court’s decision in May 2018 which overturned the federal law on sports wagering.
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
IGRA provides that if an Indian tribe and state fail to successfully negotiate a tribal-state compact, the United States Department of the Interior may approve gaming procedures pursuant to which Class III Gaming may be conducted on Indian lands. Gaming compacts or approved gaming procedures take effect upon notice of approval by the United States Secretary of the Interior published in the Federal Register. The Mohegan Compact, approved by the United States Secretary of the Interior in 1994, does not have a specific term and will remain in effect until terminated by written agreement between both parties, or the provisions are modified as a result of a change in applicable law. Our gaming operations are subject to the requirements and restrictions contained in the Mohegan Compact, which authorizes the Mohegan Tribe to conduct most forms of Class III Gaming. In July 2017, the Mohegan Tribe and the State of Connecticut entered into an agreement to amend the Mohegan Compact and the MOU to allow the Mohegan Tribe and MPT to operate a proposed off-reservation casino under development in East Windsor, Connecticut. While amendments to the Mohegan Compact have been approved by the United States Secretary of the Interior, approval of the MPT amendments is also required and is currently the subject of litigation.
Tribal-state compacts have been the subject of litigation in a number of states, including Alabama, California, Florida, Kansas, Michigan, Mississippi, New Mexico, New York, Oklahoma, Oregon, South Dakota, Texas, Washington and Wisconsin. Tribes frequently sought to enforce the provision of IGRA which entitles tribes to bring suit in federal court against a state that fails to negotiate a tribal-state compact in good faith. The United States Supreme Court held that the Indian Commerce Clause does not grant Congress authority to abrogate sovereign immunity granted to the states under the Eleventh Amendment. Accordingly, IGRA does not grant jurisdiction over a state that did not consent to be sued.
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
In Connecticut, there has been no litigation challenging the Governor's authority to enter into tribal-state compacts. If such a suit was filed, however, the Mohegan Tribe does not believe that the precedent in the New Mexico or Kansas cases would apply. At the time of execution of the Mohegan Compact, the Connecticut Attorney General issued a formal opinion, which states that, “existing state statutes provide the Governor with the authority to negotiate and execute the Mohegan Compact.” Thus, the Attorney General declined to follow the Kansas case. In addition, in a case brought by the MPT, the United States Court of Appeals for the Second Circuit has held that Connecticut law authorizes casino gaming. After execution of the Mohegan Compact, the Connecticut General Assembly passed a law requiring that future gaming compacts be approved by the legislature, but that law does not apply to previously executed compacts such as the Mohegan Compact, unless amended. As mentioned above, in July

2017, the Mohegan Tribe and the State of Connecticut entered into an agreement to amend the Mohegan Compact and the MOU to allow the Mohegan Tribe and MPT to operate a proposed off-reservation casino under development in East Windsor, Connecticut. While amendments to the Mohegan Compact have been approved by the United States Secretary of the Interior, approval of the MPT amendments is also required and is currently the subject of litigation.
Possible Changes in Federal Law
Bills have been introduced in Congress from time to time seeking to amend IGRA. While there have been a number of technical amendments to the law, to date, there have been no material changes to IGRA. Any amendment to IGRA could change the regulatory environment and requirements within which the Mohegan Tribe could conduct gaming.
Pennsylvania Racing Regulations
Our harness racing operation at Mohegan Sun Pocono is subject to extensive regulation under the Pennsylvania Racing Act. Under that law, as amended in 2016, the previously separate thoroughbred and standardbred commissions were combined under the jurisdiction of the Pennsylvania State Horse Racing Commission, or the PSHRC, which is responsible for, among other things:

•	granting permission annually to maintain racing licenses and schedule races;

•	approving, after a public hearing, the opening of additional OTWs and racetracks;

•	approving simulcasting activities;

•	licensing all officers, directors, racing officials and certain other employees of a company; and

•	approving all contracts entered into by a company affecting racing, pari-mutuel wagering, phone/internet wagering and OTW operations, including online gaming and sports wagering.
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

Employees and Labor Relations
As of September 30, 2018, our Connecticut operations employed approximately 4,810 full-time employees and 2,140 seasonal, part-time and on-call employees. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except key personnel, our Connecticut operations are obligated to give first preference to qualified members of the Mohegan Tribe and then to enrolled members of other Indian tribes. None of our Connecticut operations' employees are covered by collective bargaining agreements.
As of September 30, 2018, our Pennsylvania operations employed approximately 820 full-time employees and 425 seasonal, part-time and on-call employees. Certain of these employees are represented under collective bargaining agreements between Downs Racing and either, the International Union of Operating Engineers Local Union 542C, or Local Union 542C, or Teamsters Local No. 401, or Local No. 401. The agreement with Local Union 542C expires on March 31, 2023 and relates to equipment and heavy equipment operators. The agreement with Local No. 401 expires on January 31, 2022 and relates to truck drivers and maintenance employees.

Item 1A. Risk Factors.
In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements. Refer also to Cautionary Note Regarding Forward-Looking Statements on page 1 to this Annual Report on Form 10-K.
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition.
We currently have and will continue to have a substantial amount of indebtedness. As of September 30, 2018, our debt totaled approximately $1.9 billion.
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
We, the Mohegan Tribe and our wholly-owned subsidiaries may not be subject to federal bankruptcy laws, which could impair the ability of creditors to participate in the realization on our or our subsidiaries' assets or the restructuring of related liabilities if we are unwilling or unable to meet our debt service obligations.
We, the Mohegan Tribe and our wholly-owned subsidiaries that are tribal entities may or may not be subject to, or permitted to seek protection under, federal bankruptcy laws since an Indian tribe and we, as an instrumentality of the Mohegan Tribe, may or may not be eligible to be a debtor under the United States Bankruptcy Code. Therefore, our creditors may not be able to seek liquidation of our or any of the other tribal entities' assets or other action under federal bankruptcy laws. Also, the Mohegan Tribe’s Constitution and laws have established a special court which is vested with exclusive jurisdiction, in the absence of a contractual agreement otherwise, over all disputes related to gaming and associated facilities on tribal lands, including appeals from certain final administrative agency decisions, known as the Gaming Disputes Court. The Gaming Disputes Court may lack powers typically associated with a federal bankruptcy court, such as the power to non-consensually alter liabilities, direct the priority of creditors' claims and liquidate certain assets. The Gaming Disputes Court is a court of limited jurisdiction and may not have jurisdiction over all creditors of ours or our subsidiaries or over all of the territories in which we and our subsidiaries carry on business.
Risks Related to Our Business
A person or entity's ability to enforce its rights against us is limited by our sovereign immunity and that of the Mohegan Tribe, Mohegan Basketball Club, LLC, Mohegan Golf, LLC, Mohegan Ventures-Northwest, LLC and, to the extent applicable, the Pocono subsidiaries.
Although we, the Mohegan Tribe, Mohegan Basketball Club, LLC, Mohegan Golf, LLC, Mohegan Ventures-Northwest, LLC and, to the extent applicable, the Pocono subsidiaries, or collectively, the tribal entities, each have sovereign immunity and generally may not be sued without our and their respective consents, a limited waiver of sovereign immunity and consent to suit has been granted in connection with substantially all of our outstanding indebtedness. Each such waiver includes suits against us to enforce our obligation to repay certain outstanding indebtedness. Generally, duly authorized express waivers of sovereign immunity have been held to be enforceable against Indian tribes. In the event that any waiver of sovereign immunity is held to be ineffective, a claimant could be precluded from judicially enforcing its rights and remedies. With limited exceptions, the tribal entities have not waived sovereign immunity for claims under federal or state securities laws and therefore a claimant may not have any remedy based on such claims.

Where an entity that enjoys tribal sovereign immunity has waived its immunity and consented to suit in federal and/or state court, disputes may be brought in a federal or state court that has jurisdiction over the matter. However, federal courts may not exercise jurisdiction over disputes not arising under federal law or between litigants that are not citizens of different states, and some courts have ruled that an Indian tribe is not a citizen of any state. The extent to which state courts will assume jurisdiction over disputes involving Indian tribes varies from state to state. In addition, the Mohegan Tribe's Constitution has established a special court, the Gaming Disputes Court, to rule on disputes with respect to Mohegan Sun. The federal and state courts, under the doctrines of comity and exhaustion of tribal remedies, may (1) defer to the jurisdiction of the Gaming Disputes Court or (2) require that any plaintiff exhaust its remedies in the Gaming Disputes Court before bringing any action in federal or state court. Thus, there may be no available federal or state court forum for adjudication of a dispute with an entity that enjoys tribal sovereign immunity.
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
If an event of default occurs in connection with our indebtedness, no assurance can be given that a forum will be available to creditors other than arbitration with enforcement of arbitration awards in the Gaming Disputes Court. In such court, there are presently limited precedents for the interpretation of tribal law with respect to insolvency. Any execution of a judgment of the Gaming Disputes Court or any other court on tribal lands will require the cooperation of the Mohegan Tribe's officials in the exercise of their police powers. Thus, to the extent that a judgment of the Gaming Disputes Court must be executed on tribal lands, the practical realization of any benefit of such a judgment will be dependent upon the willingness and ability of tribal officials to carry out such judgment. In addition, the land on which Mohegan Sun is located is owned by the United States in trust for the Mohegan Tribe, and our creditors and the creditors of the Mohegan Tribe may not foreclose upon or obtain title to the land. Additionally, although we do not presently hold any material fee interest in real property, if we did in the future, federal law may not allow for real property interest to be mortgaged or, if mortgaged, transferred as a result of foreclosure.
Any rights as a creditor are limited to our assets and those of our guarantor subsidiaries.
Any rights as a creditor in a bankruptcy, if applicable, liquidation or reorganization or similar proceeding would be limited to our assets and the assets of our guarantor subsidiaries, and would not encompass the assets of any other subsidiary that is not a guarantor, the Mohegan Tribe or its other affiliates.
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
In addition, our indentures place certain limitations on our ability to incur indebtedness. Under these indentures, we are generally able to incur indebtedness that otherwise may be restricted, provided we meet a minimum fixed charge coverage ratio, as defined. If we were to fall below the minimum fixed charge coverage ratio, our ability to incur additional indebtedness would be limited and subject to other applicable exceptions contained in the indentures, and the options available to us to refinance our existing indebtedness would be restricted. In such event, we may need to obtain waivers or consents from our lenders in order to obtain additional debt or refinance our existing debt on satisfactory terms; however, we can provide no assurance that we would be able to obtain such waivers or consents. In such event, it may not be possible for us to borrow additional funds to meet our financial obligations or refinance our maturities. At September 30, 2018, we were above the minimum fixed charge coverage ratio.
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

The non-impairment provision of the Mohegan Tribe's Constitution is subject to change.
Unlike states, the Mohegan Tribe is not subject to the United States Constitution's provision restricting governmental impairment of contracts. The Mohegan Tribe's Constitution currently has a provision that prohibits the Mohegan Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on tribal lands. However, this provision could be amended by a vote of 75% of the Mohegan Tribe's registered voters to rescind the restriction on impairment of the obligation of such contracts.
We and the Guarantors are controlled by a tribal government and may not necessarily be operated in the same way as if we and they were privately owned for-profit businesses.
We and the guarantors are subject to control by the Mohegan Tribe. Our Management Board is comprised of the same nine members as the Mohegan Tribal Council, the governing body of the Mohegan Tribe with legislative and executive authority. As a sovereign government, the Mohegan Tribe is governed by officials elected by tribal members who have a responsibility for the general welfare of all members of the Mohegan Tribe. In making decisions relative to us and the guarantors, these officials may consider the interests of their electorate, instead of pure economic or other business factors.
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
In accordance with authoritative guidance issued by the Financial Accounting Standards Board pertaining to goodwill and other intangible assets, we assess the goodwill associated with the acquisition of our Pennsylvania operations and certain other intangible assets at least annually for impairment by comparing the fair value of the goodwill or such intangible asset to its carrying value. In the event the carrying value of the goodwill or intangible asset exceeds its fair value, the goodwill or other intangible asset would be impaired and subject to a non-cash write-down in a future period, which could have a material adverse impact on our financial condition. We describe the process for testing goodwill and other intangible assets for impairment and the results of our testing for fiscal 2018 more thoroughly within Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Critical Accounting Policies and Estimates to this Annual Report on Form 10-K.

We are subject to risks associated with doing business outside of the United States.
With Project Inspire and other potential projects outside of the United States, we will have operations outside of the United States that will be subject to risks that are inherent in conducting business under non-United States laws, regulations and customs. In particular, the risks associated with Project Inspire or other operations that we may engage in other foreign jurisdictions, include:

•	changes in laws and policies that govern operations of companies in South Korea or other foreign jurisdictions;

•	changes in non-United States government programs;

•	possible failure by our employees or agents to comply with anti-bribery laws such as the United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;

•	general economic conditions and policies in such jurisdictions, including restrictions on travel and currency movements;

•	difficulty in establishing, staffing and managing non-United States operations;

•	different labor regulations;

•	changes in environmental, health and safety laws;

•	outbreaks of diseases or epidemics;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	political instability and actual or anticipated military and political conflicts;

•	economic instability and inflation, recession or interest rate fluctuations; and

•	uncertainties regarding judicial systems and procedures.

Any of the above could have an adverse effect on our results of operations and financial condition. We are also exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. If the United States dollar strengthens in relation to the currencies of other countries, our United States dollar reported income from sources where revenue is denominated in the currencies of other such countries will decrease.

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
Risks Related to Mohegan Sun
We face intense competition in our market areas.
The existing gaming industry in our market areas is highly competitive. Mohegan Sun primarily competes with Foxwoods, which is located approximately 10 miles from Mohegan Sun and is reportedly one of the largest gaming facilities in the United States. We also face competition from gaming facilities in Massachusetts, Rhode Island and New York. Given the geographic proximity of these gaming facilities to New York City and Boston, they may have a distinct advantage over Mohegan Sun in competing for patrons from the New York and Boston metropolitan regions. In addition, we face competition in and from the Pennsylvania gaming market. We also compete for patrons with casinos in Atlantic City, New Jersey. Many of these operators may have greater resources, operating experience and name recognition than Mohegan Sun.
New entrants in our market areas or the expansion of online gaming and sports wagering could adversely affect our operations and our ability to meet our financial obligations.
Commercial casino gaming has expanded in the Northeastern United States in recent years and is poised to expand further. In Massachusetts, the single licensed slot-only facility in Plainville opened in 2015, while one of the two authorized commercial casinos opened in Springfield in August 2018, and the second is reportedly scheduled to open in Everett in June 2019. In New York, all four newly licensed commercial casinos in three upstate regions have opened. In addition, sports wagering was recently introduced in New Jersey, Pennsylvania and Rhode Island.
We also face potential competition from prospective gaming projects under consideration by Indian tribes, including federally-recognized tribes in New York and Massachusetts. Additionally, groups seeking federal recognition as Indian tribes, as well as federally-recognized Indian tribes, continue efforts to establish or expand reservation lands with an interest in commercial casino gaming on such lands.
Based on our analysis of existing and potential gaming in our market areas, we believe that competition will continue to increase in the future. However, we are unable to predict the impact additional competition, including the expansion of online gaming and sports wagering, will have on our operations and our ability to meet our financial obligations.
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

Risks Related to the Indian Gaming Industry
Gaming is a highly regulated industry and changes in applicable laws or failure to maintain licenses and approvals could have a material adverse effect on the Mohegan Tribe's and our ability to conduct gaming, and thus on our operations and our ability to meet our financial obligations.
Gaming on the Mohegan Tribe's reservation is regulated extensively by federal, state and tribal regulatory agencies, including the NIGC and agencies of the State of Connecticut, such as the Department of Consumer Protection's Gaming Division and Division of Liquor Control and the State Police. As is the case with any casino, changes in applicable laws and regulations could limit or materially affect the types of gaming that may be conducted, or services provided, by us and the revenues realized therefrom.
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
Based on current interpretation of the Internal Revenue Code of 1986, as amended, we, the Mohegan Tribe and certain of our subsidiaries are not subject to United States federal income taxes. However, we can provide no assurance that Congress or the Internal Revenue Service will not reverse or modify the exemption for Indian tribes from United States federal income taxation. A change in the tax law could have a material adverse effect on our financial performance.
Risks Related to Mohegan Sun Pocono
The adoption or implementation of modifications to the Pennsylvania Gaming Act or other applicable laws in Pennsylvania could negatively impact our operations and expected profitability.
Changes in applicable laws or regulations, including recent statutory changes, tax rates and the implementation or enforcement of applicable laws and regulations in Pennsylvania could limit or materially affect the types of gaming we may conduct, the services we may provide or the profitability of such operations at Mohegan Sun Pocono. Our ability to continue to operate Mohegan Sun Pocono and our ability to meet our financial obligations could be adversely affected by such legal or regulatory changes and their implementation.
If we are not able to compete successfully with existing and future competitors, we may not be able to generate sufficient cash flows from our operations to fulfill our financial obligations.
Mohegan Sun Pocono faces competition from several gaming facilities in Pennsylvania, as well as neighboring states, including New York. The recent expansion of gaming in Pennsylvania, authorizing new limited category 4 facilities, as well as online gaming, sports wagering and interactive lottery gaming, will also increase competition in Mohegan Sun Pocono's market area.
We are unable to predict the impact of existing and future competition in our market area and its impact on our operations and ability to meet our financial obligations.
Our operations subject us to regulation and enforcement by various state agencies.
As owner and operator of Mohegan Sun Pocono, we are subject to extensive state regulation by the PGCB, the PSHRC and other state regulatory agencies, such as the Pennsylvania Liquor Control Board. Applicable rules and regulations may require that we obtain and periodically renew a variety of licenses, registrations, permits and approvals to conduct our operations. Regulatory agencies may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, deny or revoke our license to conduct our operations in Pennsylvania as intended. The sale of alcoholic beverages at our properties is subject to licensing, control and regulation by state and local agencies in Pennsylvania, including the Pennsylvania Liquor Control Board. The liquor agencies have broad powers to limit, condition, suspend or revoke any liquor license. We can provide no assurance that we will be able to continually renew all registrations, permits, approvals or licenses necessary to conduct our operations in Pennsylvania as intended. Any of these events, including any disciplinary action with respect to our liquor license, or any changes in applicable laws or regulations or the enforcement thereof, could, and any failure to renew or revocation of our liquor license would, have a material adverse effect on our business, financial condition and results of operations.
Changes in or the issuance of additional regulations by the PGCB may adversely affect our operations.
Under the Pennsylvania Gaming Act, the PGCB has extensive authority to regulate gaming activities. Casino gaming is still a relatively new industry in Pennsylvania and many of the rules and regulations governing gaming are still evolving. New or changing regulations could adversely affect our gaming operations at Mohegan Sun Pocono.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Mohegan Sun is located on an approximately 196-acre site on the Mohegan Tribe’s reservation in southeastern Connecticut, adjacent to Uncasville, Connecticut. The land upon which Mohegan Sun is located is held in trust for the Mohegan Tribe by the United States. Mohegan Sun has its own exit from Connecticut Route 2A, providing patrons with direct access to Interstates 395 and 95, the main highways connecting New York City, New York, Boston, Massachusetts, and Providence, Rhode Island. Mohegan Sun is approximately 125 miles from New York City, 100 miles from Boston and 50 miles from Providence.
The land upon which Mohegan Sun is located is leased from the Mohegan Tribe. The term of the lease is 25 years with an option, exercisable by us, to extend the term for one additional 25-year period provided that we are not in default under the lease. Upon termination of the lease, we will be required to surrender to the Mohegan Tribe possession of the property and improvements, excluding any equipment, furniture, fixtures or other personal property. The lease requires us to pay the Mohegan Tribe a nominal annual rental fee and assume all costs and expenses of owning, operating, constructing, maintaining, repairing, replacing and insuring the property.
The Mohegan Sun Golf Club is located in Sprague and Franklin, Connecticut, approximately 15 miles from Mohegan Sun.
Mohegan Sun Pocono is located on an approximately 400-acre site in Plains Township, Pennsylvania. We also own an OTW facility located in Lehigh Valley (Allentown), Pennsylvania, and lease an OTW facility located in East Stroudsburg, Pennsylvania.

Item 3. Legal Proceedings.
In July 2017, the Mohegan Tribe and the State of Connecticut entered into an agreement to amend the Mohegan Compact and the MOU with regard to the proposed operation by the Mohegan Tribe and MPT of a proposed off-reservation casino under development in East Windsor, Connecticut. In August 2017, that agreement, along with a substantially similar agreement between the MPT and the State of Connecticut, were submitted to the United States Secretary of the Interior for approval pursuant to IGRA and its implementing regulations. In September 2017, the United States Secretary of the Interior returned both agreements without approving or disapproving them. In November 2017, the State of Connecticut, joined by the Mohegan Tribe and the MPT, filed suit in United States District Court for the District of Columbia to compel the United States Secretary of the Interior to publish notice of approval. In June 2018, the Department of the Interior published notice in the Federal Register that no action had been taken on the amendments in the agreement between the Mohegan Tribe and the State of Connecticut within the prescribed 45 days and that the amendments were therefore deemed approved under IGRA. By stipulation, the Mohegan Tribe and its related claims in the federal lawsuit were subsequently dismissed. However, Federal Register notice of approval of the MPT agreement is a condition for the effectiveness of the amendments to the Mohegan Compact and the MOU. The State of Connecticut and the MPT lawsuit against the United States Secretary of the Interior to compel Federal Register notice of approval is still pending.
For additional information regarding our legal proceedings, please refer to Part IV. Note 12—Commitments and Contingencies to this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
We have not issued or sold any equity securities.

Item 6. Selected Financial Data.
The following selected consolidated financial and operating data for the five-year period ended September 30, 2018 are derived from our audited financial statements and should be read in conjunction with Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and related notes beginning on page F-1 and the other financial information to this Annual Report on Form 10-K.

	As of or for the Fiscal Years Ended September 30,
(in thousands)	2018	2017	2016	2015	2014
Operating Results:
Net revenues	$1,355,632	$1,380,003	$1,334,794	$1,291,620	$1,292,718
Income from operations	$244,534	$257,235	$261,143	$233,175	$181,408
Other expenses, net (1)	(112,926)	(180,818)	(128,066)	(141,036)	(205,966)
Net income (loss)	131,608	76,417	133,077	92,139	(24,558)
(Income) loss attributable to non-controlling interests	(1,054)	(972)	(427)	2,255	380
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$130,554	$75,445	$132,650	$94,394	$(24,178)
Other Data:
Interest expense	$126,653	$114,319	$136,194	$143,876	$147,933
Capital expenditures incurred	$122,802	$101,533	$48,962	$30,024	$32,628
Net cash flows provided by operating activities	$214,710	$234,236	$201,384	$172,312	$121,171
Balance Sheet Data:
Total assets	$2,312,119	$2,235,681	$2,227,962	$2,020,133	$2,035,531
Long-term debt and capital leases, net of current portions	$1,740,923	$1,576,078	$1,656,073	$1,612,671	$1,681,300
 __________

(1)
Other expenses, net, include loss on modification and early extinguishment of debt of $74.9 million, $484,000, $4.0 million and $62.0 million in fiscal 2017, 2016, 2015 and 2014, respectively. Other expenses, net, also include interest expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with Item 1. Business, Item 6. Selected Financial Data and our consolidated financial statements and related notes beginning on page F-1 to this Annual Report on Form 10-K.
Results of Operations
Summary Operating Results

The following table summarizes our results on a segment basis (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2018	2017	2016	18 vs. 17	17 vs. 16	18 vs. 17	17 vs. 16
Net revenues:
Mohegan Sun	$1,068,892	$1,079,920	$1,022,076	$(11,028)	$57,844	(1.0)%	5.7%
Mohegan Sun Pocono	265,691	278,938	298,677	(13,247)	(19,739)	(4.7)%	(6.6)%
Corporate and other	21,289	21,385	19,133	(96)	2,252	(0.4)%	11.8%
Inter-segment revenues	(240)	(240)	(5,092)	—	4,852	—	95.3%
Total	$1,355,632	$1,380,003	$1,334,794	$(24,371)	$45,209	(1.8)%	3.4%
Income (loss) from operations:
Mohegan Sun	$230,890	$249,403	$237,605	$(18,513)	$11,798	(7.4)%	5.0%
Mohegan Sun Pocono	37,541	33,145	41,445	4,396	(8,300)	13.3%	(20.0)%
Corporate and other	(23,897)	(25,313)	(17,907)	1,416	(7,406)	5.6%	(41.4)%
Total	$244,534	$257,235	$261,143	$(12,701)	$(3,908)	(4.9)%	(1.5)%
Net income attributable to Mohegan Tribal Gaming Authority	$130,554	$75,445	$132,650	$55,109	$(57,205)	73.0%	(43.1)%
The most significant factors and trends that impacted our operating and financial performance in fiscal 2018 were as follows:

•	lower overall gaming volumes;

•	a weaker entertainment calendar at Mohegan Sun;

•	higher table game hold percentage at Mohegan Sun;

•	a repositioning of promotional offers at Mohegan Sun Pocono;

•	higher development costs and expenses associated with our various diversification initiatives;

•	increasingly competitive gaming markets; and

•	higher interest expense.
The most significant factors and trends that impacted our operating and financial performance in fiscal 2017 were as follows:

•	strong overall business volumes at Mohegan Sun;

•	additional hotel room capacity added by our 400-room Earth Hotel Tower at Mohegan Sun;

•	a strong entertainment calendar at Mohegan Sun;

•	soft overall business volumes at Mohegan Sun Pocono;

•	a repositioning of our promotional offers at Mohegan Sun Pocono;

•	a $5.0 million non-recurring property charge at Mohegan Sun Pocono;

•	higher revenues and increased development costs and expenses associated with our various diversification initiatives;

•	increasingly competitive gaming markets;

•	lower interest expense; and

•	an approximately $75.0 million non-operating loss on modification and early extinguishment of debt related to our October 2016 refinancing transactions.
Mohegan Sun
Revenues
Net revenues declined by $11.0 million, or 1.0%, to $1,069 million for the fiscal year ended September 30, 2018 compared to $1,080 million in the prior fiscal year. These results primarily reflected lower slot revenues driven by declines in both volumes and hold percentage and lower entertainment revenues driven, in part, by a weaker overall entertainment calendar featuring fewer headliner shows, partially offset by increased table game revenues which benefited from higher hold percentage.

Net revenues increased by $58.0 million, or 5.7%, to $1,080 million for the fiscal year ended September 30, 2017 compared to $1,022 million in the prior fiscal year. The growth in net revenues primarily resulted from increases in slot and table game revenues driven by higher overall gaming volumes, combined with higher entertainment revenues reflecting a strong entertainment calendar, including additional headliner shows. Overall, net revenues for the fiscal year ended September 30, 2017 benefited from the addition of our 400-room Earth Hotel Tower, which opened in November 2016.
Operating Costs and Expenses
Operating costs and expenses increased by $7.5 million, or 0.9%, to $838.0 million for the fiscal year ended September 30, 2018 compared to $830.5 million in the prior fiscal year. The increase in operating costs and expenses primarily reflected severance costs and expenses resulting from ongoing efforts to streamline staffing levels due to new competition in Massachusetts, combined with higher depreciation and amortization expenses, primarily driven by the Earth Expo & Convention Center and the Earth Hotel connector. These results were partially offset by lower direct entertainment costs and expenses commensurate with the reduction in entertainment revenues.
Operating costs and expenses increased by $46.0 million, or 5.9%, to $830.5 million for the fiscal year ended September 30, 2017 compared to $784.5 million in the prior fiscal year. These results primarily resulted from higher gaming costs and expenses driven by increased costs related to Momentum Dollar redemptions at Mohegan Sun-owned outlets and higher slot win contribution expenses commensurate with the increase in slot revenues, combined with expenditures associated with Mohegan Sun’s 20th anniversary festivities during the month of October 2016. Operating costs and expenses for the fiscal year ended September 30, 2017 also reflected higher entertainment costs and expenses commensurate with the increase in entertainment revenues and additional costs and expenses, including lease expenses, associated with our 400-room Earth Hotel Tower, which is leased from an instrumentality of the Mohegan Tribe.
Mohegan Sun Pocono
Revenues
Net revenues declined by $13.2 million, or 4.7%, to $265.7 million for the fiscal year ended September 30, 2018 compared to $278.9 million in the prior fiscal year. These results were primarily driven by lower gaming revenues resulting from declines in slot and table game revenues, both of which were negatively impacted by lower volumes.
Net revenues declined by $19.8 million, or 6.6%, to $278.9 million for the fiscal year ended September 30, 2017 compared to $298.7 million in the prior fiscal year due to lower slot and table game revenues.
Operating Costs and Expenses
Operating costs and expenses declined by $17.6 million, or 7.2%, to $228.2 million for the fiscal year ended September 30, 2018 compared to $245.8 million in the prior fiscal year. These results were primarily driven by a reduction in gaming costs and expenses, including lower Pennsylvania slot machine and table game tax expenses commensurate with the declines in slot and table game revenues, combined with the impact of a $3.2 million charge in the prior fiscal year pertaining to certain Pennsylvania Gaming Control Board start-up costs. The reduction in gaming costs and expenses also reflected lower payroll costs and certain casino marketing and promotional expenses, as well as lower costs related to Momentum Dollar redemptions at Mohegan Sun Pocono-owned outlets. In addition, operating costs and expenses for the fiscal year ended September 30, 2018 reflected lower advertising, general and administrative costs and expenses due to the impact of certain property charges in the prior fiscal year.
Operating costs and expenses declined by $11.4 million, or 4.4%, to $245.8 million for the fiscal year ended September 30, 2017 compared to $257.2 million in the prior fiscal year. These results primarily resulted from a reduction in gaming costs and expenses driven by lower Pennsylvania slot machine tax expenses commensurate with the decrease in slot revenues and lower costs related to Momentum Dollar redemptions at both Mohegan Sun Pocono-owned and third-party outlets. The reduction in gaming costs and expenses also reflected lower payroll costs and certain casino marketing and promotional expenses, partially offset by a $3.2 million charge that was recorded in the fiscal year ended September 30, 2017 following the finalization of a repayment schedule pertaining to certain Pennsylvania Gaming Control Board start-up costs that were allocated to gaming operators. In addition, the decline in operating costs and expenses for the fiscal year ended September 30, 2017 was driven by lower hotel costs and expenses resulting from the elimination of lease expenses due to the merger of Downs Lodging, LLC into Mohegan Sun Pocono. Downs Lodging, LLC financed and built the hotel and convention center operated by Mohegan Sun Pocono. These results were partially offset by higher advertising, general and administrative costs and expenses primarily driven by $5.0 million in property charges related to a regulatory matter.

Corporate and Other
Revenues
Net revenues were $21.3 million for the fiscal year ended September 30, 2018 compared to $21.4 million in the prior fiscal year, relatively flat. These results reflected higher management fees, offset by lower development fees related to ilani Casino Resort.
Net revenues increased by $2.3 million, or 12.0%, to $21.4 million for the fiscal year ended September 30, 2017 compared to $19.1 million in the prior fiscal year, primarily due to management fees earned in connection with our management contract with ilani Casino Resort, which opened in April 2017, and higher consulting fees earned in connection with our consulting contract with Paragon Casino Resort. These results were partially offset by the elimination of lease revenues due to the merger of Downs Lodging, LLC into Mohegan Sun Pocono.
Operating Costs and Expenses
Operating costs and expenses declined by $1.5 million, or 3.2%, to $45.2 million for the fiscal year ended September 30, 2018 compared to $46.7 million in the prior fiscal year. The decline in operating costs and expenses primarily reflected the impact of share-based compensation that was recorded in the prior fiscal year, partially offset by higher pre-opening costs and expenses associated with Project Inspire and higher development costs and expenses associated with our other diversification initiatives, including development efforts elsewhere in Asia.
Operating costs and expenses increased by $9.7 million, or 26.2%, to $46.7 million for the fiscal year ended September 30, 2017 compared to $37.0 million in the prior fiscal year, primarily due to higher development costs and expenses associated with our various diversification initiatives, including non-cash share-based compensation totaling $7.6 million to a non-employee. These results were partially offset by lower bad debt expenses driven by a further reduction in the reserve against reimbursable costs and expenses advanced by us to ilani Casino Resort.
Other Expenses
Other expenses declined by $67.9 million, or 37.6%, to $112.9 million for the fiscal year ended September 30, 2018 compared to $180.8 million in the prior fiscal year. These results primarily reflected the impact of the loss on modification and early extinguishment of debt in the prior fiscal year, partially offset by higher interest expense. Interest expense increased by $12.4 million, or 10.8%, to $126.7 million for the fiscal year ended September 30, 2018 compared to $114.3 million in the prior fiscal year due to higher weighted average interest rate and weighted average outstanding debt. Weighted average interest rate was 7.0% for the fiscal year ended September 30, 2018 compared to 6.5% in the prior fiscal year. Weighted average outstanding debt was $1.83 billion for the fiscal year ended September 30, 2018 compared to $1.75 billion in the prior fiscal year.

Other expenses increased by $52.7 million, or 41.1%, to $180.8 million for the fiscal year ended September 30, 2017 compared to $128.1 million in the prior fiscal year. These results primarily reflected the loss on modification and early extinguishment of debt, partially offset by lower interest expense. We incurred approximately $95.6 million in costs in connection with our October 2016 refinancing transactions. Previously deferred debt issuance costs and debt discounts totaling $14.9 million, as well as $58.9 million in new transaction costs were expensed and recorded as a loss on modification and early extinguishment of debt. New debt issuance costs totaling $2.5 million were capitalized as an asset and will be amortized over the term of the related debt. The remaining $34.2 million in new debt issuance costs was reflected as debt discount and will be amortized over the term of the related debt. Interest expense declined by $21.9 million, or 16.1%, to $114.3 million for the fiscal year ended September 30, 2017 compared to $136.2 million in the prior fiscal year due to lower weighted average interest rate. Weighted average interest rate was 6.5% for the fiscal year ended September 30, 2017 compared to 7.8% in the prior fiscal year. Weighted average outstanding debt was $1.75 billion for the fiscal year ended September 30, 2017 compared to $1.74 billion in the prior fiscal year.
Liquidity and Capital Resources
As of September 30, 2018 and 2017, we held cash and cash equivalents of $103.9 million and $89.0 million, respectively. Inclusive of letters of credit, which reduce borrowing availability under the revolving facility, we had approximately $181.7 million of borrowing capacity under the revolving facility and line of credit as of September 30, 2018. As a result of the cash based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization, amortization of debt issuance costs, premiums and discounts, provision and recovery for losses on receivables and loss on modification and early extinguishment of debt.

Cash provided by operating activities declined by $19.5 million, or 8.3%, to $214.7 million for the fiscal year ended September 30, 2018 compared to $234.2 million in the prior fiscal year, primarily due to $14.8 million in higher working capital requirements.
Cash provided by operating activities increased by $32.8 million, or 16.3%, to $234.2 million for the fiscal year ended September 30, 2017 compared to $201.4 million in the prior fiscal year, reflecting an $8.5 million increase in net income after factoring in non-cash items and $24.3 million in lower working capital requirements.
Cash used in investing activities increased by $62.1 million, or 115.4%, to $115.9 million for the fiscal year ended September 30, 2018 compared to $53.8 million in the prior fiscal year, primarily due to higher capital expenditures. Capital expenditures totaled $122.8 million for the fiscal year ended September 30, 2018, comprising maintenance and development, Earth Expo & Convention Center and Project Inspire related capital expenditures of $51.0 million, $52.1 million and $19.7 million, respectively. Cash used in investing activities for the fiscal year ended September 30, 2018 also reflected an additional restricted cash contribution into Project Inspire of approximately $110.0 million, partially offset by the use of approximately $107.0 million of restricted cash to redeem the membership interest in Project Inspire that was previously held by a third-party.
Cash used in investing activities decreased by $191.4 million, or 78.1%, to $53.8 million for the fiscal year ended September 30, 2017 compared to $245.2 million in the prior fiscal year. These results primarily reflected the impact of restricted cash contributed into Project Inspire in the prior fiscal year. In fiscal 2016, we and our then partner, each contributed approximately $100.0 million into the project. Capital expenditures totaled $101.5 million for the fiscal year ended September 30, 2017, comprising maintenance and development, Earth Expo & Convention Center and Project Inspire related capital expenditures of $42.7 million, $21.3 million and $37.5 million, respectively.
Cash used in financing activities decreased by $91.1 million, or 52.0%, to $84.0 million for the fiscal year ended September 30, 2018 compared to $175.1 million in the prior fiscal year, primarily due to the impact of payments of tender offer and repurchase costs and financing fees related to our October 2016 refinancing transactions in the prior fiscal year. Cash used in financing activities for the fiscal year ended September 30, 2018 also reflected a $138.7 million increase in borrowings to pursue new development opportunities and for general corporate purposes, partially offset by the $107.0 million membership interest redemption relating to Project Inspire.
Cash used in financing activities totaled $175.1 million for the fiscal year ended September 30, 2017 compared to cash provided by financing activities of $59.7 million in the prior fiscal year. The increase in cash used in financing activities for the fiscal year ended September 30, 2017 primarily resulted from $76.1 million in payments of tender offer and repurchase costs and financing fees related to our October 2016 refinancing transactions, combined with a $59.9 million increase in payments towards outstanding indebtedness. The increase in cash used in financing activities also reflected the impact of the contribution from our then partner in Project Inspire in the prior fiscal year.
Sufficiency of Resources
We believe that existing cash balances, proceeds from long-term receivables, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, distributions to the Mohegan Tribe and foreseeable capital expenditures for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to Part I. Item 1A. Risk Factors to this Annual Report on Form 10-K for further details regarding risks relating to our sufficiency of resources.

Contractual Obligations and Commitments
The following table presents estimated future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments as of September 30, 2018 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt, including current portions (excludes unamortized debt issuance costs and discounts)	$1,888,636	$73,232	$141,919	$357,192	$1,316,293
Operating leases	236,228	8,993	15,719	14,853	196,663
Interest payments on long-term debt	623,074	122,220	243,969	195,812	61,073
Purchase obligations	49,183	18,399	25,347	2,566	2,871
Total	$2,797,121	$222,844	$426,954	$570,423	$1,576,900
 ________

(1)	Represents payment obligations from October 1, 2018 to September 30, 2019.
In addition to the above listed contractual obligations, we had certain other contractual commitments as of September 30, 2018. The amounts presented in the following table are estimates, and, while certain agreements have perpetual terms, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years (in thousands):

	Payments due by period
Contractual Commitments	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Priority distributions (2)	$40,000	$80,000	$80,000	$200,000
Pennsylvania slot machine operation fee (3)	10,000	20,000	20,000	50,000
Town of Montville (4)	500	1,000	1,000	2,500
Total	$50,500	$101,000	$101,000	$252,500
 ____________

(1)	Represents payment obligations from October 1, 2018 to September 30, 2019.

(2)	Represents priority distribution payments to the Mohegan Tribe, which are limited to a minimum annual amount of $40.0 million.

(3)	Represents an annual $10.0 million slot machine operation fee that must be paid to the Pennsylvania Department of Revenue.

(4)	Represents an annual $500,000 that must be paid to the Town of Montville to minimize the impact of Mohegan Tribe’s reservation being held in trust.
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
Goodwill
Goodwill relates to the acquisition of Mohegan Sun Pocono. It is not subject to amortization, but is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is estimated utilizing a discounted cash flow model. In our fourth quarter of fiscal 2018, we adopted Accounting Standards Update 2017-04, or ASU 2017-04, which eliminated the second step in a goodwill impairment test requiring an entity to determine the implied fair value of the reporting unit's goodwill. We performed our goodwill impairment test in our fourth quarter of fiscal 2018 in accordance with ASU 2017-04 and determined that the fair value of the goodwill exceeded its carrying value. The adoption of ASU 2017-04 had no impact on the result of the impairment test. The evaluation of goodwill requires the use of estimates about future cash flows to determine the estimated fair value of the reporting unit. These estimates are based on reasonable and supportable assumptions. Future cash flow estimates are, by their nature, subjective. Actual results may differ materially from our estimates and could result in impairment charges in the future.

The fiscal 2018 impairment test indicated that the fair value of the Mohegan Sun Pocono reporting unit exceeded its carrying value by approximately 7%. As of September 30, 2018, Mohegan Sun Pocono's goodwill totaled $39.5 million. Significant assumptions underlying the discounted cash flows included a weighted average cost of capital, or WACC, rate of 8.7%, operating income growth rates in the low single digits and a terminal growth rate of 2%. Changes in these assumptions could have a significant impact on the valuation model. As an example, the impact of a hypothetical change in each significant assumption is described below. In quantifying the impact, we changed only the specific assumption and held all other assumptions constant. A hypothetical 1% change in the WACC rate would increase the fair value by approximately $96.0 million or decrease the fair value by approximately $71.0 million, a hypothetical 1% change in operating income in all periods would increase the fair value by approximately $8.0 million or decrease the fair value by approximately $8.0 million and a hypothetical 1% change in the terminal growth rate would increase the fair value by approximately $68.0 million or decrease the fair value by approximately $50.0 million.
Other Intangible Assets
Other intangible assets consist primarily of Mohegan Sun's trademark and Mohegan Sun Pocono's slot machine and table game licenses. These intangible assets, with indefinite useful lives, are assessed at least annually for impairment by comparing their fair value to their carrying value. The fair value is estimated utilizing a discounted cash flow model. As of September 30, 2018, we assessed these intangible assets for impairment and determined that no impairment existed. The evaluation of intangible assets for impairment requires the use of estimates about future cash flows to determine their estimated fair value. These estimates are based on reasonable and supportable assumptions. Future cash flow estimates are, by their nature, subjective. Actual results may differ materially from our estimates and could result in impairment charges in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of September 30, 2018, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the credit facilities.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of September 30, 2018 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of September 30, 2018.

	Expected Maturity Date
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Liabilities (in thousands)
Long-term debt, including current portions (1):
Fixed rate	$10,139	$23,251	$23,229	$23,229	$23,230	$513,465	$616,543	$609,694
Average interest rate	—	—	—	—	—	7.3%	6.4%
Variable rate	$63,093	$49,110	$46,329	$300,277	$10,456	$802,828	$1,272,093	$1,215,721
Average interest rate (2)	6.4%	6.8%	6.8%	6.7%	—	7.0%	6.9%
 __________

(1)	Excludes unamortized debt issuance costs and discounts.
(2)A 100 basis point change in average interest rate would impact annual interest expense by approximately $12.7 million.

Item 8. Financial Statements and Supplementary Data.
Our consolidated financial statements and notes thereto, referred to in Item 15(a)(1) of this Annual Report on Form 10-K, are filed as part of this report and appear in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, our management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “2013 Internal Control-Integrated Framework.”
Based on this assessment, management concluded that, as of September 30, 2018, our internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a non-accelerated filer.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Mohegan Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board. As of the date of this filing, the members of the Management Board and their terms are as follows: Cheryl A. Todd, Thayne D. Hutchins, Jr., Mark F. Brown and Joseph W. Smith are each serving four-year terms expiring in October 2019, while Kevin P. Brown, Ralph James Gessner, Jr., Kathleen M. Regan-Pyne, William Quidgeon, Jr. and Sarah E. Harris are each serving four-year terms expiring in October 2021. Members of the Mohegan Tribal Council are elected by the registered voters of the Mohegan Tribe through competitive general elections. Vacancies on the Mohegan Tribal Council, to the extent they arise, are likewise filled by similar special elections. Upon expiration of Mohegan Tribal Council members' terms, registered voters of the Mohegan Tribe may re-elect current Mohegan Tribal Council members who choose to run for re-election or elect new Mohegan Tribal Council members. Incumbent members of the Mohegan Tribal Council do not nominate or otherwise identify candidates for election. Accordingly, the Mohegan Tribal Council and Management Board do not screen candidates for election nor do they maintain a nominating committee. The terms of office of our named executive officers, and the periods during which they have served as such, are described in Part III. Item 11. Executive Compensation to this Annual Report on Form 10-K.
Management Board and Named Executive Officers
The following table presents data related to the members of the Management Board and our named executive officers, as of September 30, 2018:

Name	Age	Position
Kevin P. Brown	53	Chairman and Member, Management Board
Ralph James Gessner, Jr.	49	Vice Chairman and Member, Management Board (1)
Cheryl A. Todd	58	Recording Secretary and Member, Management Board
Kathleen M. Regan-Pyne	61	Corresponding Secretary and Member, Management Board (1)
Thayne D. Hutchins, Jr.	46	Treasurer and Member, Management Board (1)
Mark F. Brown	61	Member, Management Board (1)
William Quidgeon, Jr.	56	Member, Management Board (1)
Joseph W. Smith	62	Member, Management Board
Sarah E. Harris	40	Member, Management Board
Mario C. Kontomerkos	42	Chief Executive Officer
Drew M. Kelley	41	Chief Financial Officer
Thomas P. Burke	62	Chief Operating Officer
________

(1)	Audit Committee member.
Kevin P. Brown—Mr. Brown was first seated on the Mohegan Tribal Council and Management Board in October 2013, at which time he was also elected Chairman, after a 25-year career in the United States Army. Mr. Brown’s experience as a commissioned officer in the Army includes extensive leadership and organizational management in deployed combat environments, as well as the stateside management of a large Army base at Fort Riley, Kansas. Mr. Brown also served as an analyst at the Pentagon following his attainment of a Master of Science Degree in Operational Research and Systems Analysis at the Naval Postgraduate School in Monterey, California. In addition, Mr. Brown holds a Bachelor of Science Degree in Aerospace Engineering from the United States Military Academy, a Master of Arts in Public Diplomacy from Norwich University and a Doctoral Candidacy in Security Studies from Kansas State University.
Ralph James Gessner, Jr.—Mr. Gessner was first seated on the Mohegan Tribal Council and Management Board in October 2005. He was elected Vice Chairman in October 2010. Mr. Gessner previously held multiple positions at Mohegan Sun, including Director of Executive Hosts and Vice President of Casino Marketing. Mr. Gessner holds a Bachelor’s Degree in Hotel and Restaurant Management from the University of Southwestern Louisiana.
Cheryl A. Todd—Ms. Todd was first seated on the Mohegan Tribal Council and Management Board in March 2007 after serving as Executive Assistant to the Chairman of the Management Board for 11 years. She also served on the Mohegan Strategic Planning Committee in 1997 and the Mohegan Election Committee from 1996 to 1999. Prior to her employment with the Mohegan Tribe, Ms. Todd held multiple positions at the Naval Submarine Base in Groton, Connecticut.
Kathleen M. Regan-Pyne—Ms. Regan-Pyne was first seated on the Mohegan Tribal Council and Management Board in October 2009 after serving as Manager of Tribal Career Development for the Mohegan Tribe and Mohegan Sun for three years.

Prior to her employment with the Mohegan Tribe and Mohegan Sun, Ms. Regan-Pyne held multiple positions in the insurance/financial services industry, including Director of Life Claims at Lincoln Life & Annuity. Ms. Regan-Pyne is a graduate of Eastern Connecticut State University.
Thayne D. Hutchins, Jr.—Mr. Hutchins was first seated on the Mohegan Tribal Council and Management Board in October 2007 after serving as a staff accountant for the Mohegan Tribe for six years. Mr. Hutchins graduated Magna Cum Laude from Eastern Connecticut State University and holds a Bachelor’s Degree in Economics with a concentration in Accounting.
Mark F. Brown—Mr. Brown was first seated on the Mohegan Tribal Council and Management Board in October 1995. He served as Chairman of the Mohegan Tribal Council and Management Board from October 2000 until October 2005. Mr. Brown also served as the Mohegan Tribe's historian and was instrumental in the Mohegan Tribe's pursuit of federal recognition.
William Quidgeon, Jr.—Mr. Quidgeon was first seated on the Mohegan Tribal Council and Management Board in October 2005. He previously held multiple positions at the Mohegan Tribe and Mohegan Sun, including Senior Project Manager of the Mohegan Tribal Development Department. Prior to his employment with the Mohegan Tribe, Mr. Quidgeon served as Chairman of the Mohegan Information Technology Group, a limited liability company that is majority-owned by the Mohegan Tribe.
Joseph W. Smith—Mr. Smith was first seated on the Mohegan Tribal Council and Management Board in October 2015. Prior to that, since September 2007, he worked as a manager of communications and public affairs for the Mohegan Tribe and in communications and publications for Mohegan Sun. Mr. Smith also worked as a story editor and story analyst, with positions at the American Broadcasting Company, The Walt Disney Company, Paramount Pictures Corporation and Twentieth Century Fox Film Corporation. He holds both a Bachelor’s Degree and a Master of Fine Arts Degree from Columbia University.
Sarah E. Harris—Ms. Harris was first seated on the Mohegan Tribal Council and Management Board in October 2017. She previously worked as an attorney at various law firms in the Washington, D.C. area, representing Native American tribes and tribal entities and organizations. Ms. Harris received a presidential appointment to serve as Chief of Staff to the Assistant Secretary-Indian Affairs and, prior to that, served as Special Assistant to the Solicitor in the Office of the Secretary of the Interior. Ms. Harris holds a Juris Doctor from American University Washington College of Law and a Bachelor of Arts in Native American Studies from Dartmouth College.
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
Drew M. Kelley—Mr. Kelley joined the Company on June 4, 2018 as its Chief Financial Officer. Prior to his employment with the Company, Mr. Kelley served as Chief Financial Officer, and then as interim Chief Executive Officer and a Director, of ARC Group Worldwide, Inc., a publicly traded global manufacturer of precision metallurgic products and advanced 3D printing. Mr. Kelley was with ARC Group Worldwide, Inc. from October 2013 to May 2018. Prior to that, Mr. Kelley spent more than a decade in progressive levels of investment banking and equity research with several leading Wall Street firms, including Merrill Lynch & Co., Bear, Stearns & Co. Inc., and Jefferies LLC.
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
Audit Committee
We have established a separately-designated standing Audit Committee in accordance with applicable provisions of the Securities Exchange Act. The Audit Committee is comprised of certain members of the Management Board. Members of our Audit Committee are capable of reading and understanding financial statements, including balance sheets and statements of income, changes in capital and cash flows. The Management Board has determined that none of its members and, accordingly, no member of the Audit Committee, is a financial expert, meaning no member has past employment experience in finance or accounting, requisite professional certification in accounting or any other comparable experience or background, which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. However, the Audit Committee is advised on financial matters through a Financial Advisory Committee comprised of one or more financial experts independent from us.
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
Our philosophy relating to executive compensation is to attract and retain highly qualified individuals by offering competitive base salaries, cash-based incentive opportunities and other employee benefits. We face unique challenges in designing our executive compensation program because, as an instrumentality of the Mohegan Tribe, we cannot offer equity-based compensation to our executives, unlike many of our industry peers. As a result, we strive to offer a cash-based compensation program that rewards our executives with competitive compensation while providing proper incentives to achieve our financial and operational goals at both the operating unit and company-wide levels. We also strive to ensure that our executive compensation program is straightforward, transparent and understandable.
Role of the Compensation Committee and Senior Management
Our nine-member Management Board, whose members also comprise the Mohegan Tribal Council, serves as our Compensation Committee and has final authority over the design, negotiation and implementation of our executive compensation program. As discussed below, our principal executive officer, along with other senior and executive level employees, have taken the leading roles in the design of our executive compensation program. In addition, acting within the boundaries of our annual budget, as approved by the Management Board, our principal executive officer and other senior and executive level employees determine the base salaries and cash-based incentive opportunities offered to our executives.
Elements of Compensation
Compensation offered to our named executive officers, or NEOs, primarily consists of annual compensation in the form of base salaries and employee benefits/perquisites. We also offer our NEOs cash-based incentive opportunities. In addition, we offer our NEOs the opportunity to defer all or a portion of their annual compensation under a deferred compensation plan, or DCP, and to participate in the Mohegan Retirement and 401(k) Plan, both of which are sponsored by the Mohegan Tribe. The following presents additional information relating to the elements of compensation offered to our NEOs for the fiscal year ended September 30, 2018:
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
Employee Benefits
Our NEOs receive certain employee benefits, including health insurance, dental and vision coverage, prescription drug plans, long-term disability insurance and flexible spending accounts. In addition, our NEOs are provided the opportunity to receive discretionary employer-matching 401(k) contributions of 50%, up to the first 3% of their eligible compensation contributed under the Mohegan Retirement and 401(k) Plan.
Incentive Compensation
We have implemented an incentive compensation plan covering certain of our employees. As it pertains to our NEOs, the plan sets aside approximately 25% of our Adjusted EBITDA in excess of a target established prior to the beginning of the fiscal year as part of our budgeting process. Adjusted EBITDA eliminates certain items from net income, such as interest and depreciation and amortization. Adjusted EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America, or US GAAP. However, we have historically evaluated our operating performance with the non-US GAAP measure Adjusted EBITDA. Under the plan, the base incentive compensation target for our NEOs was set at 35% of base salary, with a maximum payout of 52.5%, of base salary. For the fiscal years ended September 30, 2018, 2017 and 2016, our Adjusted EBITDA exceeded our established targets and resulted in payout rates to our NEOs of approximately 34%, 32% and 49%, respectively.
Compensation Committee Report
Our nine-member Management Board serves as our Compensation Committee. The Management Board met with us to review and discuss the preceding Compensation Discussion and Analysis. Based on such review and discussion, the Management Board approved this Compensation Discussion and Analysis and authorized its inclusion in this Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
Management Board
The members of the Management Board, as of the date of this filing, are as follows: Kevin P. Brown, Ralph James Gessner, Jr., Cheryl A. Todd, Kathleen M. Regan-Pyne, Thayne D. Hutchins, Jr., Mark F. Brown, William Quidgeon, Jr., Joseph W. Smith and Sarah E. Harris.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Base Salary	Cash Bonus	Non-Equity Incentive Compensation	All Other Compensation (5)	Total
Mario C. Kontomerkos (1)	2018	$990,409	342,733	—	712	$1,333,854
Chief Executive Officer	2017	$847,770	264,375	—	744	$1,112,889
	2016	$823,077	400,344	—	733	$1,224,154

Drew M. Kelley (2)	2018	$199,981	300,000	—	—	$499,981
Chief Financial Officer

Thomas P. Burke	2018	$769,594	263,435	—	4,912	$1,037,941
Chief Operating Officer	2017	$741,798	231,329	—	4,719	$977,846
	2016	$720,193	350,301	—	4,708	$1,075,202

Mitchell Grossinger Etess (3)	2018	$9,615	—	—	—	$9,615
Interim Chief Executive Officer	2017	$158,654	215,303	—	2,380	$376,337

Robert C. Rubenstein (4)	2018	$304,231	—	—	236,866	$541,097
Senior Vice President and General Counsel	2017	$673,077	218,049	—	103,228	$994,354
 _________

(1)	Appointed Chief Executive Officer in October 2017.

(2)	Commenced employment in June 2018.

(3)	Served as Interim Chief Executive Officer from February 2017 to October 2017.

(4)	Served as Senior Vice President and General Counsel from October 2016 to February 2018.

(5)	Amounts reported in this column are comprised of the following:
All Other Compensation Details

Name	Fiscal Year	401(k) (1)	Long-Term Disability (2)	Moving Allowance (3)	Termination Benefits (4)	Total
Mario C. Kontomerkos	2018	$—	712	—	—	$712
	2017	$—	744	—	—	$744
	2016	$—	733	—	—	$733

Drew M. Kelley	2018	$—	—	—	—	$—

Thomas P. Burke	2018	$4,200	712	—	—	$4,912
	2017	$3,975	744	—	—	$4,719
	2016	$3,975	733	—	—	$4,708

Mitchell Grossinger Etess	2018	$—	—	—	—	$—
	2017	$2,380	—	—	—	$2,380

Robert C. Rubenstein	2018	$2,806	375	—	233,685	$236,866
	2017	$2,827	401	100,000	—	$103,228
 _________

(1)	Employer-matching 401(k) contributions.

(2)	Premium payments on long-term disability policies.

(3)	Payments of moving expenses.

(4)	Payout of termination benefits.

Non-Qualified Deferred Compensation
We offer our NEOs the opportunity to participate in the DCP. The DCP is a non-qualified plan that allows our executives the opportunity to defer all or a portion of their annual compensation. We do not make contributions to the DCP on behalf of our NEOs. The following table presents each NEO's activity within the DCP for the fiscal year ended September 30, 2018.

Name	Employee Contributions	Employer Contributions	Aggregate Additions/ Earnings	Aggregate Withdrawals/ Distributions	Balance September 30, 2018
Mario C. Kontomerkos	$—	$—	$—	$—	$—
Drew M. Kelley	$—	$—	$—	$—	$—
Thomas P. Burke	$882,753	$—	$499,555	$—	$4,137,591
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
Potential Payments and Benefits upon Termination or Change in Control
The following table presents potential payments to our NEOs in the event of a termination of employment, based on the terms of their employment agreements, as described below. Due to our sovereignty, potential payments upon change in control are not included within the table below, as these are not applicable. The amounts presented represent our estimate of potential payments to our NEOs upon their termination, assuming, in each case, that termination occurred on September 30, 2018, the last day of fiscal 2018. Actual payments can only be determined at the time of each NEO's separation from the Company.

	Base Salary	Medical Benefits	Penalty Payment	Total
Mario C. Kontomerkos
Termination without cause	$1,000,000	25,567	15,000	$1,040,567
Termination due to medical disability (1)	$500,000	1,000,000	—	$1,500,000
Change of Control	$—	—	—	$—

Drew M. Kelley
Termination without cause	$700,000	25,567	15,000	$740,567
Termination due to medical disability (1)	$350,000	700,000	—	$1,050,000
Change of Control	$—	—	—	$—

Thomas P. Burke
Termination without cause	$700,000	17,776	15,000	$732,776
Termination due to medical disability (1)	$350,000	700,000	—	$1,050,000
Change of Control	$—	—	—	$—
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

Executive Employment Agreements
Mr. Kontomerkos. Mr. Kontomerkos's employment agreement commenced as of October 16, 2017 and expires on March 31, 2021. The agreement provides for a base annual salary of $1,000,000. The agreement is subject to automatic renewals for additional one-year terms unless either party provides notice of an intention not to renew or otherwise terminate the agreement at the stated termination date. The agreement provides that if Mr. Kontomerkos is terminated for cause, as defined therein, or if Mr.

Kontomerkos voluntarily terminates his employment, he will not be entitled to any further compensation from and after the termination date. If Mr. Kontomerkos is terminated other than for cause, he will be entitled, among other things, to receive his base annual salary from the termination date through 12 months from the termination date.

Mr. Kelley. Mr. Kelley’s employment agreement commenced as of June 4, 2018 (the “Effective Date”) and expires on March 31, 2021. The agreement provides for a base annual salary of $700,000. Under the agreement, Mr. Kelley received a sign-on payment in the amount of $300,000 (the “Sign-On Payment”). In the event Mr. Kelley resigns or is terminated for cause within two years after the Effective Date, Mr. Kelley will be required to reimburse us for the after tax proceeds from the Sign-On Payment. The agreement is subject to automatic renewal for additional one-year terms unless either party provides notice to the other on or before one year prior to the end of the agreement’s stated term of an intention to terminate the agreement at the stated termination date. We may terminate Mr. Kelley for cause, as defined in his agreement. In the event that we terminate Mr. Kelley for cause, he is not entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Kelley is entitled to receive severance payments equal to his base annual salary from the date of termination through 12 months from the date of termination.

Mr. Burke. Mr. Burke’s amended and restated employment agreement expired on March 31, 2018. As previously announced, Mr. Burke intends to retire at the end of 2018 and, accordingly, Mr. Burke has been employed on an “at will” basis subsequent to the expiration of his employment agreement at the base annual salary then in effect.

CEO Pay Ratio
We calculated our CEO Pay Ratio, or the ratio of the pay of our Chief Executive Officer to that of our median employee, as permitted under SEC rules. To determine the compensation for our median employee, we included the base salary and incentive compensation of employees employed by us during the fiscal year ended September 30, 2018, excluding our Chief Executive Officer. For full-time and part-time employees, we annualized their hourly pay rate and for seasonal and on-call employees we utilized payroll compensation consistent with what would have been reported on each employee's W-2, Box 1 as of September 30, 2018. We also annualized our Chief Executive Officer's fiscal 2018 compensation. Based on the above, for fiscal 2018, our Chief Executive Officer's compensation was $1,376,300 and our median employee's compensation was $21,711, resulting in a ratio of Chief Executive Officer pay to median employee pay of 63:1.
Compensation of Management Board
The following table presents data related to compensation of members of the Management Board for the fiscal year ended September 30, 2018.

Name	Compensation	Other (1)	Total
Kevin P. Brown	$203,429	316	$203,745
Ralph James Gessner, Jr.	$185,678	288	$185,966
Cheryl A. Todd	$150,176	233	$150,409
Kathleen M. Regan-Pyne	$150,320	233	$150,553
Thayne D. Hutchins, Jr.	$127,597	198	$127,795
Mark F. Brown	$202,907	315	$203,222
William Quidgeon, Jr.	$150,176	233	$150,409
Joseph W. Smith	$150,176	233	$150,409
Sarah E. Harris	$147,296	233	$147,529
__________

(1)	Premium payments on life insurance policies owned by each member.
Members of the Management Board are paid annual salaries by the Mohegan Tribe for their services as members of the Mohegan Tribal Council. Due to the dual roles of these individuals in our governance and the Mohegan Tribe's, we are obligated to fund a portion of their compensation pursuant to an arrangement established at the time of Mohegan Sun's inception. For the fiscal year ended September 30, 2018, we were obligated to fund 60% of each member's annual compensation. This allocation was determined based on the amount of time members acted in their capacity as the Management Board as opposed to their capacity as the Mohegan Tribal Council. We believe that members' activities in fiscal 2019 will be consistent with their fiscal 2018 activities and as such we expect to fund 60% of their fiscal 2019 compensation.
Compensation Committee Interlocks and Insider Participation
As noted above, the Management Board serves as our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We have no outstanding equity securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Procedure for Review of Related Party Transactions
Potential conflicts of interest, including related party transactions reportable under Securities and Exchange Commission rules, must be approved in advance. We have a code of ethics which applies to our principal executive officer, principal financial officer and all other executive officers, whom we collectively refer to as our principal officers. Our code of ethics addresses, among other things, conflicts of interest and is available on our website at “www.mohegangaming.com”. Under our code of ethics, actual, potential or perceived conflicts of interest must be disclosed to our Management Board, and only the Management Board may waive provisions of our code of ethics.
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
Transactions between the Company and the Company’s Subsidiaries and the Mohegan Tribe
Please refer to Part IV. Note 9—Related Party Transactions to this Annual Report on Form 10-K.
Corporate Governance and Management Board Independence
We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Mohegan Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board. Upon election, each Mohegan Tribal Council and Management Board member serves a four-year term on a staggered basis. Incumbent members of the Mohegan Tribal Council do not nominate or otherwise identify candidates for election. Accordingly, the Mohegan Tribal Council and Management Board do not screen candidates for election nor do they maintain a nominating committee. Instead, the registered voters of the Mohegan Tribe elect all members of the Mohegan Tribal Council. In order to qualify for, and seek election to a position on the Mohegan Tribal Council, an individual: (1) must be at least 21 years of age prior to the date of the election, (2) must be a registered voting member of the Mohegan Tribe in good standing, (3) must not have been convicted of any violation of the Tribal Election Ordinance and (4) must not have been convicted of either a felony or a misdemeanor involving moral integrity, such as forgery or bribery.
As described above, members of the Management Board are also members of the Mohegan Tribe and the Mohegan Tribal Council. Due to the relationships between us and the Mohegan Tribe, as described above, none of the Management Board members would qualify as “independent directors” within the rules of The New York Stock Exchange or the NASDAQ Stock Market.

Item 14. Principal Accounting Fees and Services.
The Audit Committee has selected Deloitte & Touche LLP, or Deloitte, as our independent registered public accounting firm for the fiscal year ended September 30, 2018. For the fiscal year ended September 30, 2017 (and going back through our first quarter of fiscal 2002), PricewaterhouseCoopers LLP, or PwC, served as our independent registered public accounting firm. Consistent with its duty to oversee our independent registered public accounting firm, the Audit Committee, on May 21, 2018, dismissed PwC as our independent registered public accounting firm following their second quarter fiscal 2018 interim review, and formally engaged Deloitte to be our independent registered public accounting firm for the fiscal year ending September 30, 2018.
The following table presents the aggregate fees paid or accrued for professional services rendered by Deloitte:

Fiscal 2018
Audit fees (1)	$563,000
All other fees (2)	165,000
Total	$728,000
 _________

(1)
Audit fees include fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the Securities and Exchange Commission, such as the issuance of comfort letters and consents.

(2)	All other fees include fees for certain other services.
The Audit Committee’s independent registered public accounting firm independence policy provides for pre-approval of all services performed by our independent registered public accounting firm. All above services were pre-approved by the Audit Committee. The Audit Committee considered whether the provision of these services was compatible with maintaining independent registered public accounting firm independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
A(1). Financial Statements
The following financial information appear in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2018 and 2017	F-4

Consolidated Statements of Income and Comprehensive Income of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2018, 2017 and 2016	F-5

Consolidated Statements of Changes in Capital of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2018, 2017 and 2016	F-6

Consolidated Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2018, 2017 and 2016	F-7

Notes to Consolidated Financial Statements of the Mohegan Tribal Gaming Authority	F-9

A(2). Financial Statement Schedules
The following schedule appears on page S-1 in this Annual Report on Form 10-K and is incorporated by reference herein:
Schedule II—Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 2018, 2017 and 2016.
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

3.15*
Articles of Organization of Mohegan Ventures-Northwest, LLC, dated as of July 23, 2004 (filed as Exhibit 3.15 to the Mohegan Tribal Gaming Authority’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the SEC on August 10, 2006 (the “June 2006 Form 10-Q”) and incorporated by reference herein).

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

3.18*
Articles of Amendment of Mohegan Golf, LLC, dated as of April 8, 2008 (filed as Exhibit 3.18 to the Mohegan Tribal Gaming Authority’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, filed with the SEC on May 15, 2008 and incorporated by reference herein).

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

4.2*
Promissory Note, dated as of December 15, 2017, by and between Salishan-Mohegan, LLC and Salishan Company, LLC (filed as Exhibit 4.2 to the Mohegan Tribal Gaming Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on December 22, 2017 (the “2017 Form 10-K”) and incorporated by reference herein).

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

10.8*
First Amendment to the Priority Distribution Agreement, dated as of December 31, 2014, by and between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Quarterly Report on Form 10-Q for the period ended December 31, 2014, filed with the SEC on February 17, 2015 and incorporated by reference herein).

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

Exhibit No.	Description
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

10.16*
Facility Agreement, dated as of November 18, 2015, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut (only for the limited purposes as to itself set forth therein) and UBS AG, London Branch (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on November 24, 2015 and incorporated by reference herein).

10.17*
Amended and Restated Employment Agreement, executed October 16, 2015, between the Mohegan Tribal Gaming Authority and Mario C. Kontomerkos (filed as Exhibit 10.2 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on October 22, 2015 and incorporated by reference herein).**

10.18*
Employment Agreement, dated as of October 20, 2017, and effective as of October 16, 2017, by and between the Mohegan Tribal Gaming Authority d/b/a Mohegan Gaming & Entertainment and Mario C. Kontomerkos (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K/A, filed with the SEC on October 26, 2017 and incorporated by reference herein).**

10.19*
Amended and Restated Employment Agreement, executed October 16, 2015, between the Mohegan Tribal Gaming Authority and Thomas P. Burke (filed as Exhibit 10.25 to the Mohegan Tribal Gaming Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on December 29, 2015 and incorporated by reference herein).**

10.20*
Membership Interest Redemption and Withdrawal Agreement, dated as of April 14, 2017, by and between Salishan-Mohegan, LLC and Salishan Company, LLC (filed as Exhibit 10.23 to the 2017 Form 10-K and incorporated by reference herein).

10.21*
Separation Agreement, Waiver and Release, dated as of February 16, 2018, by and between the Mohegan Tribal Gaming Authority and Robert C. Rubenstein (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on February 23, 2018 and incorporated by reference herein).**

10.22*
Employment Agreement, dated as of August 7, 2018, and effective as of June 4, 2018, by and between the Mohegan Tribal Gaming Authority d/b/a Mohegan Gaming & Entertainment and Drew M. Kelley (filed as Exhibit 10.2 to the Mohegan Tribal Gaming Authority’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed with the SEC on August 8, 2018 and incorporated by reference herein). **

16.1*
Letter from PricewaterhouseCoopers LLP, dated May 25, 2018 (filed as Exhibit 16.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on May 25, 2018 and incorporated by reference herein).

21.1*	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the 2014 Form S-4 and incorporated by reference herein).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Financial Officer (filed herewith).

Exhibit No.	Description
101.INS*	XBRL Instance Document (filed herewith).***

101.SCH*	XBRL Taxonomy Extension Schema (filed herewith).***

101.CAL*	XBRL Taxonomy Calculation Linkbase (filed herewith).***

101.DEF*	XBRL Taxonomy Extension Definition Linkbase (filed herewith).***

101.LAB*	XBRL Taxonomy Extension Label Linkbase (filed herewith).***

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).***
 _____________

*	Exhibits transmitted via EDGAR.

**	Management contract or compensatory plan or arrangement.

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

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Mohegan Tribal Gaming Authority has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on December 6, 2018.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/s/ KEVIN P. BROWN
Kevin P. Brown Chairman, Management Board
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 6, 2018.

SIGNATURE	TITLE

/S/ KEVIN P. BROWN	Chairman and Member, Management Board
Kevin P. Brown

/S/ RALPH JAMES GESSNER JR.	Vice Chairman and Member, Management Board
Ralph James Gessner Jr.

/S/ MARIO C. KONTOMERKOS	Chief Executive Officer, Mohegan Tribal Gaming Authority
Mario C. Kontomerkos	(Principal Executive Officer)

/S/ DREW M. KELLEY	Chief Financial Officer, Mohegan Tribal Gaming Authority
Drew M. Kelley	(Principal Financial and Accounting Officer)

/S/ CHERYL A. TODD	Recording Secretary and Member, Management Board
Cheryl A. Todd

/S/ KATHLEEN M. REGAN-PYNE	Corresponding Secretary and Member, Management Board
Kathleen M. Regan-Pyne

/S/ THAYNE D. HUTCHINS JR.	Treasurer and Member, Management Board
Thayne D. Hutchins Jr.

/S/ MARK F. BROWN	Member, Management Board
Mark F. Brown

/S/ WILLIAM QUIDGEON JR.	Member, Management Board
William Quidgeon Jr.

/S/ JOSEPH W. SMITH	Member, Management Board
Joseph W. Smith

/S/ SARAH E. HARRIS	Member, Management Board
Sarah E. Harris

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, by registrants which have not registered securities pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
The Mohegan Tribal Gaming Authority has not sent an annual report or proxy statement to security holders. The Mohegan Tribal Gaming Authority will not be sending an annual report or proxy statement to security holders subsequent to the filing of this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2018 and 2017	F-4

Consolidated Statements of Income and Comprehensive Income of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2018, 2017 and 2016	F-5

Consolidated Statements of Changes in Capital of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2018, 2017 and 2016	F-6

Consolidated Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2018, 2017 and 2016	F-7

Notes to Consolidated Financial Statements of the Mohegan Tribal Gaming Authority	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of the Mohegan Tribal Gaming Authority:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Mohegan Tribal Gaming Authority and subsidiaries (the "Company") as of September 30, 2018, the related consolidated statements of income and comprehensive income, changes in capital, and cash flows for the year then ended, and the related notes and the schedule as listed in the Index at Item 15(a)(2) for the year ended September 30, 2018 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for the year ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
December 6, 2018

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of the Mohegan Tribal Gaming Authority:
In our opinion, the consolidated balance sheet as of September 30, 2017 and the related consolidated statements of income and comprehensive income, of changes in capital and of cash flows for each of the two years in the period ended September 30, 2017, present fairly, in all material respects, the financial position of Mohegan Tribal Gaming Authority as of September 30, 2017, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended September 30, 2017 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
December 22, 2017

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$103,944	$88,953
Restricted cash and cash equivalents	1,036	899
Accounts receivable, net of allowance for doubtful accounts of $12,265 and $11,554, respectively	44,532	41,932
Inventories	15,357	14,952
Notes receivable	109,859	—
Other current assets	22,129	20,621
Total current assets	296,857	167,357
Restricted cash and cash equivalents	129,646	149,204
Property and equipment, net	1,395,369	1,353,976
Goodwill	39,459	39,459
Other intangible assets, net	403,495	403,908
Notes receivable, net of allowance for doubtful accounts of $0 and $9,230, respectively	1,857	88,195
Other assets, net	45,436	33,582
Total assets	$2,312,119	$2,235,681
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$73,232	$75,131
Trade payables	14,704	13,979
Accrued payroll	54,380	47,444
Construction payables	10,747	24,496
Accrued interest payable	19,418	19,027
Other current liabilities	123,303	94,982
Total current liabilities	295,784	275,059
Long-term debt, net of current portion	1,740,923	1,576,078
Redemption liability	—	72,351
Other long-term liabilities	4,618	3,024
Total liabilities	2,041,325	1,926,512
Commitments and Contingencies
Capital:
Retained earnings	250,707	196,645
Accumulated other comprehensive income	11,062	1,125
Total capital attributable to Mohegan Tribal Gaming Authority	261,769	197,770
Non-controlling interests	9,025	111,399
Total capital	270,794	309,169
Total liabilities and capital	$2,312,119	$2,235,681
The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2018	September 30, 2017	September 30, 2016
Revenues:
Gaming	$1,162,300	$1,179,865	$1,166,886
Food and beverage	88,247	90,310	88,923
Hotel	62,378	63,518	52,561
Retail, entertainment and other	144,055	151,657	123,017
Gross revenues	1,456,980	1,485,350	1,431,387
Less-Promotional allowances	(101,348)	(105,347)	(96,593)
Net revenues	1,355,632	1,380,003	1,334,794
Operating costs and expenses:
Gaming, including related party transactions of $4,766, $4,469 and $3,892, respectively	655,956	670,692	661,629
Food and beverage	41,102	41,041	40,437
Hotel, including related party transactions of $8,823, $8,806 and $0, respectively	27,756	27,713	16,018
Retail, entertainment and other	50,402	57,978	42,608
Advertising, general and administrative, including related party transactions of $42,663, $37,801 and $37,272, respectively	200,786	203,922	200,447
Corporate, including related party transactions of $6,344, $5,893 and $6,035, respectively	40,087	44,749	35,821
Depreciation and amortization	81,789	74,443	73,913
Other, net, including related party transactions of $1,343, $0 and $0, respectively	13,220	2,230	2,778
Total operating costs and expenses	1,111,098	1,122,768	1,073,651
Income from operations	244,534	257,235	261,143
Other income (expense):
Interest income	15,468	13,732	9,560
Interest expense	(126,653)	(114,319)	(136,194)
Loss on modification and early extinguishment of debt	—	(74,888)	(484)
Other, net	(1,741)	(5,343)	(948)
Total other expense	(112,926)	(180,818)	(128,066)
Net income	131,608	76,417	133,077
Income attributable to non-controlling interests	(1,054)	(972)	(427)
Net income attributable to Mohegan Tribal Gaming Authority	130,554	75,445	132,650
Comprehensive income:
Foreign currency translation adjustment	9,362	(8,446)	10,495
Other comprehensive income (loss)	9,362	(8,446)	10,495
Other comprehensive (income) loss attributable to non-controlling interests	(7,374)	4,465	(5,389)
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	1,988	(3,981)	5,106
Comprehensive income attributable to Mohegan Tribal Gaming Authority	$132,542	$71,464	$137,756

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	Retained Earnings	Accumulated Other Comprehensive Income	Total Capital Attributable to Mohegan Tribal Gaming Authority	Non-controlling Interests	Total Capital
Balance, September 30, 2015	$169,452	$—	$169,452	$(1,411)	$168,041
Net income	132,650	—	132,650	427	133,077
Foreign currency translation adjustment	—	5,106	5,106	5,389	10,495
Contributions from members - Project Inspire	—	—	—	97,892	97,892
Share-based compensation - Project Inspire	—	—	—	6,147	6,147
Distributions to Mohegan Tribe	(53,000)	—	(53,000)	—	(53,000)
Balance, September 30, 2016	249,102	5,106	254,208	108,444	362,652
Net income	75,445	—	75,445	972	76,417
Foreign currency translation adjustment	—	(3,981)	(3,981)	(4,465)	(8,446)
Share-based compensation - Project Inspire	—	—	—	7,569	7,569
Redemption of membership interest - Cowlitz Project	(67,390)	—	(67,390)	(1,121)	(68,511)
Distributions to Mohegan Tribe	(60,000)	—	(60,000)	—	(60,000)
Distributions to Mohegan Tribe related to Salishan-Mohegan, LLC	(512)	—	(512)	—	(512)
Balance, September 30, 2017	196,645	1,125	197,770	111,399	309,169
Net income	130,554	—	130,554	1,054	131,608
Foreign currency translation adjustment	—	1,988	1,988	7,374	9,362
Ownership rights settlement - Project Inspire	—	271	271	(6,418)	(6,147)
Redemption of membership interest - Project Inspire	(9,996)	7,678	(2,318)	(104,384)	(106,702)
Distributions to Mohegan Tribe	(60,000)	—	(60,000)	—	(60,000)
Distributions to Mohegan Tribe related to Salishan-Mohegan, LLC	(6,496)	—	(6,496)	—	(6,496)
Balance, September 30, 2018	$250,707	$11,062	$261,769	$9,025	$270,794

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2018	September 30, 2017	September 30, 2016
Cash flows provided by operating activities:
Net income	$131,608	$76,417	$133,077
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	81,789	74,443	73,913
Accretion of discounts	2,163	3,840	—
Loss on modification and early extinguishment of debt	—	65,216	207
Amortization of debt issuance costs, premiums and discounts	15,485	7,192	10,020
Recovery of losses on receivables	(5,937)	(5,838)	(3,788)
Share-based compensation	—	7,569	6,147
Other, net	609	1,567	2,290
Changes in operating assets and liabilities:
Accounts receivable	(4,859)	(429)	(13,252)
Inventories	(405)	360	234
Other assets	(17,907)	(13,055)	(11,237)
Trade payables	725	1,606	(1,268)
Accrued interest	391	13,515	(6,543)
Other liabilities	11,048	1,833	11,584
Net cash flows provided by operating activities	214,710	234,236	201,384
Cash flows used in investing activities:
Purchases of property and equipment	(136,551)	(85,499)	(53,637)
Change in restricted cash and cash equivalents, net	29,106	37,211	(197,496)
Other, net	(8,449)	(5,495)	5,932
Net cash flows used in investing activities	(115,894)	(53,783)	(245,201)
Cash flows provided by (used in) financing activities:
Prior senior secured credit facility borrowings - revolving and line of credit	—	44,735	1,019,701
Prior senior secured credit facility repayments - revolving and line of credit	—	(57,735)	(1,027,701)
Senior secured credit facility borrowings - revolving and line of credit	1,382,631	1,049,366	—
Senior secured credit facility repayments - revolving and line of credit	(1,316,631)	(1,049,366)	—
Prior senior secured credit facility repayments - term loans A and B	—	(878,161)	(44,950)
Senior secured credit facility borrowings - term loans A and B, net of discount	79,800	1,219,115	—
Senior secured credit facility repayments - term loans A and B	(86,064)	(55,949)	—
Proceeds from senior unsecured notes, net of discount	—	496,355	100,000
Repayments of prior senior unsecured notes	—	(685,000)	—
Repayments of prior senior subordinated notes	—	(100,190)	—
Other borrowings	42,264	14,700	47,500
Other repayments	(269)	(34,851)	(71,594)
Distributions to Mohegan Tribe	(60,000)	(60,000)	(53,000)
Distributions to Mohegan Tribe related to Salishan-Mohegan, LLC	(6,496)	(512)	—
Payments of tender offer and repurchase costs	—	(50,308)	—
Payments of financing fees	(10,996)	(25,811)	(7,348)
Non-controlling interest contributions	—	—	97,892
Redemption of membership interest - Project Inspire	(106,702)	—	—
Other, net	(1,527)	(1,521)	(824)
Net cash flows provided by (used in) financing activities	(83,990)	(175,133)	59,676
Net increase in cash and cash equivalents	14,826	5,320	15,859
Effect of exchange rate on cash and cash equivalents	165	(110)	2,130
Cash and cash equivalents at beginning of year	88,953	83,743	65,754
Cash and cash equivalents at end of year	$103,944	$88,953	$83,743
Supplemental disclosures:
Cash paid for interest	$111,172	$93,816	$132,730
Non-cash transactions:
Construction payables	$10,747	$24,496	$8,462

Senior secured credit facility reductions - term loans A and B	$18,858	$—	$5,179
Initial Redemption Liability	$—	$68,511	$—
Conversion of Redemption Liability to Redemption Note Payable	$74,084	$—	$—
Ownership rights settlement - Project Inspire	$6,335	$—	$—
Payment from the Cowlitz Tribal Gaming Authority	$—	$—	$6,000
Repayment to the Mohegan Tribe	$—	$—	$6,000
The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION:
The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe”) established the Mohegan Tribal Gaming Authority in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Mohegan Tribe on tribal lands and the non-exclusive authority to conduct such activities elsewhere. In June 2017, the Mohegan Tribal Gaming Authority announced a corporate effort to align its brand image with its expanding business, and accordingly rebranded, and is now doing business as Mohegan Gaming & Entertainment (the “Company”). The Mohegan Tribe is a sovereign Indian nation with independent legal jurisdiction over its people and land. Like other sovereign governments, the Mohegan Tribe and its entities, including the Company, are not subject to federal, state or local income taxes. The Company is primarily engaged in the ownership, operation and development of gaming facilities, including Mohegan Sun, a gaming and entertainment complex located on an approximately 196-acre site in Uncasville, Connecticut, and Mohegan Sun Pocono, a gaming and entertainment facility located on an approximately 400-acre site in Plains Township, Pennsylvania. The Company views Mohegan Sun, along with its other Connecticut operations (the “Connecticut Facilities”), and Mohegan Sun Pocono, along with its other Pennsylvania operations (the “Pennsylvania Facilities”), as its two separate operating segments.
The Company, through a wholly-owned subsidiary, is currently a majority owner of Salishan-Mohegan, LLC (“Salishan-Mohegan”). Salishan-Mohegan developed and currently manages ilani Casino Resort in Clark County, Washington (the “Cowlitz Project”), a gaming and entertainment facility owned by the federally-recognized Cowlitz Indian Tribe and the Cowlitz Tribal Gaming Authority. Through a majority-owned subsidiary, Salishan-Mohegan also holds the development rights to any future development at ilani Casino Resort. In addition, the Company owns 100% of Inspire Integrated Resort Co., Ltd. (“Inspire Integrated Resort”) and MGA Korea, LLC (“MGA Korea”), which were formed to develop and construct an integrated resort and casino project to be located adjacent to the Incheon International Airport in South Korea (“Project Inspire”).

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries and entities. In consolidation, all inter-company balances and transactions are eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.
Reclassifications
Certain immaterial line items in the accompanying consolidated financial statements as of September 30, 2017 and for the fiscal years ended September 30, 2017 and 2016 have been combined to conform to fiscal 2018 presentation.
Cash and Cash Equivalents
Cash and cash equivalents consist of deposits that can be redeemed on demand and investments with original maturities of less than three months. Cash and cash equivalents include all operating cash and in-house funds.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents consist of deposits that are restricted as to their withdrawal or use. As of September 30, 2018 and 2017, restricted cash and cash equivalents primarily include cash intended to be used for the development and construction of Project Inspire.
Accounts Receivable
Accounts receivable consists of casino receivables, which represent credit extended to approved casino patrons, and hotel and other non-gaming receivables. The Company maintains a reserve for doubtful collection of these receivables, which primarily relates to casino receivables.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Inventories
Inventories are stated at the lower of cost or net realizable value and consist primarily of food and beverage, retail, hotel and operating supplies. Cost is determined using the average cost method.
Notes Receivable
Notes receivable consists primarily of funds advanced by Salishan-Mohegan for the Cowlitz Project before financing was obtained for the project (refer to Note 3).
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
Goodwill
Goodwill relates to the acquisition of Mohegan Sun Pocono. It is not subject to amortization, but is assessed at least annually for impairment by comparing its fair value to its carrying value. The fair value is estimated utilizing a discounted cash flow model. In its fourth quarter of fiscal 2018, the Company adopted ASU 2017-04, which eliminated the second step in a goodwill impairment test requiring an entity to determine the implied fair value of the reporting unit's goodwill. The Company performed its goodwill impairment test in its fourth quarter of fiscal 2018 in accordance with ASU 2017-04 and determined that the fair value of its goodwill exceeded its carrying value. The adoption of ASU 2017-04 had no impact on the result of the impairment test.
The evaluation of goodwill requires the use of estimates about future cash flows to determine the estimated fair value of the reporting unit. These estimates, which include a weighted average cost of capital rate, operating income growth rates and a terminal growth rate, are based on reasonable and supportable assumptions. Future cash flow estimates are, by their nature, subjective. Actual results may differ materially from the Company’s estimates and could result in impairment charges in the future.
Other Intangible Assets
Other intangible assets consist primarily of Mohegan Sun's trademark and Mohegan Sun Pocono's slot machine and table game licenses. These intangible assets, with indefinite useful lives, are assessed at least annually for impairment by comparing their fair value to their carrying value. The fair value is estimated utilizing a discounted cash flow model. As of September 30, 2018, the Company assessed these intangible assets for impairment and determined that no impairment existed. The evaluation of intangible assets for impairment requires the use of estimates about future cash flows to determine their estimated fair value. These estimates are based on reasonable and supportable assumptions. Future cash flow estimates are, by their nature, subjective. Actual results may differ materially from the Company’s estimates and could result in impairment charges in the future.
Debt Issuance Costs
Debt issuance costs are amortized to interest expense based on the effective interest method.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments
The fair value amounts presented below are reported to satisfy disclosures about fair values of financial instruments and are not necessarily indicative of amounts that the Company could realize in a current market transaction.
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
The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, receivables, trade payables and certain promissory notes, including a redemption note payable (refer to Note 7), approximates fair value. The estimated fair values of the Company's long-term debt were as follows (in thousands):

	September 30, 2018
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$66,000	$64,503
Senior Secured Credit Facility - Term Loan A	$311,466	$311,924
Senior Secured Credit Facility - Term Loan B	$810,430	$782,329
2016 7 7/8% Senior Unsecured Notes	$488,967	$493,150
The estimated fair values of the Company's long-term debt were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about September 30, 2018.
Foreign Currency
The operating results and financial position of foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the end-of-period rates, while local currency revenue and expenses are translated at average rates in effect during the period. Local currency equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income.
Revenue Recognition
The Company recognizes gaming revenues as amounts wagered less prizes paid out. Revenues from food and beverage, hotel, retail, entertainment and other services are recognized at the time such service is performed. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. Percentage rental revenues are recognized in the periods in which the tenants exceed their respective percentage rent thresholds. The Company recognizes development fees pursuant to the respective development agreement, typically as a percentage of construction costs incurred during the period. Management fees are recognized pursuant to the respective management agreement, usually as a percentage of the related project's earnings during the period. Development and management fees are recorded within retail, entertainment and other revenues.
Promotional Allowances
The Company operates a promotional program, without membership fees, for patrons. This program provides complimentary food and beverage, hotel, retail, entertainment and other amenities to patrons based on Momentum Dollars that are awarded for patrons’ gaming activities. The retail value of complimentary items redeemed at facilities operated by the Company is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third-parties for the value of complimentary items redeemed at third-party outlets is included in gaming costs and expenses. In addition, the Company offers ongoing promotional coupons to patrons. The retail value of coupons redeemed at facilities operated by the Company is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The cost associated with reimbursing third-parties for the value of coupons redeemed at third-party outlets is included in gaming costs and expenses.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The retail value of promotional allowances was included in gross revenues as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2018	September 30, 2017	September 30, 2016
Food and beverage	$39,406	$40,657	$41,800
Hotel	17,323	17,873	15,364
Retail, entertainment and other	44,619	46,817	39,429
Total	$101,348	$105,347	$96,593
The estimated cost of promotional allowances was included in gaming costs and expenses as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2018	September 30, 2017	September 30, 2016
Food and beverage	$31,417	$31,680	$33,536
Hotel	10,615	10,790	8,615
Retail, entertainment and other	40,576	43,402	34,499
Total	$82,608	$85,872	$76,650

In certain circumstances, the Company also offers discounts on patron losses and cash inducements, which are recognized as reductions to gaming revenues. Reductions to gaming revenues related to discounts provided on patron losses totaled $8.8 million, $11.9 million and $15.9 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. Reductions to gaming revenues related to Momentum Dollars redeemed for cash totaled $1.6 million, $1.3 million and $1.5 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.
Gaming Costs and Expenses
Gaming costs and expenses primarily include portions of gaming revenues that must be paid to the State of Connecticut and the Pennsylvania Gaming Control Board (the “PGCB”). Gaming costs and expenses also include, among other things, payroll costs, expenses associated with the operation of slot machines, table games, poker, live harness racing and racebook, certain marketing expenditures and promotional expenses related to Momentum Dollar and coupon redemptions.
Advertising Costs and Expenses
Production costs are expensed the first time the advertisement takes place. Prepaid rental fees associated with billboard advertisements are capitalized and amortized over the terms of the related rental agreements. Advertising costs and expenses totaled $27.5 million, $27.4 million and $27.3 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.
Pre-Opening Costs and Expenses
Costs of start-up activities, pre-opening costs and expenses are expensed as incurred. Pre-opening costs and expenses totaled $5.5 million, $2.2 million and $723,000 for the fiscal years ended September 30, 2018, 2017 and 2016, respectively, and were recorded within other, net, in the accompanying consolidated statements of income.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Under the standard, revenue is recognized when an entity transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services.
The Company adopted ASC 606 on a modified retrospective basis, effective October 1, 2018. The most significant items impacted by its adoption, which will be reflected in the Company’s future financial statements, are as follows:

•
The adoption of ASC 606 will result in the elimination of the promotional allowance line item. The majority of amounts previously reported as promotional allowances will offset gaming revenues based on the stand-alone selling prices of these goods and services.

•	The costs of providing complimentary goods and services will be recorded within the related expense line items.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•
A majority of loyalty credits will be identified as separate performance obligations and recorded as reductions to gaming revenues when earned, at stand-alone selling prices of the benefits owed to patrons less estimated breakage. As a result, revenues will be recognized when loyalty credits are redeemed, within the line items of the good and service provided when the performance obligations are fulfilled. This resulted in an approximately $42 million reduction in retained earnings as of October 1, 2018, with a corresponding increase to other current liabilities. The initial adoption of this standard did not have a significant impact to any other balance sheet line items.

•
Mandatory service charges on food, beverage and hotel offerings and wide area progressive operator fees will be recorded on a gross basis, with amounts received from patrons recorded as revenues with the corresponding amounts paid recorded as expenses.

The Company believes that the adoption of ASC 606, will not have a material impact on its income from operations, net income or cash flows.
           In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016‑02”), which will require, among other items, lessees to recognize a right-of-use asset and a lease liability for leases with terms in excess of 12 months and the disclosure of key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” and ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”, which clarified various aspects of the new guidance. ASU 2016‑02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 provides various optional practical expedients in transition, which we continue to evaluate. The Company expects to adopt ASU 2016-02 in its first quarter of fiscal 2020, on a modified retrospective basis, and will recognize the cumulative effect of its application as an adjustment to retained earnings as of October 1, 2019. While the Company continues to evaluate the impact ASU 2016-02 will have on its consolidated financial statements and related disclosures, the actual impact of the standard will be dependent upon the Company’s lease portfolio at the time of adoption. The adoption of this standard is expected to have a material impact on the Company’s consolidated financial statements, as the Company has significant operating lease commitments that are off-balance sheet under current US GAAP.

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the total change during the period in cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is required to be applied on a retrospective basis and is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods, with early application permitted. The Company expects to adopt ASU 2016-18 in its first quarter of fiscal 2019 on a retrospective basis. Transfers between cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents will no longer be included in operating, investing and financing activities, and, as such, the details of such transfers will not be reported as cash flow activities in the statement of cash flows. Previously disclosed investing cash flow activities will be retrospectively revised upon the initial adoption of ASU 2016-18.
             In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which adds, amends and removes certain disclosure requirements related to fair value measurements. ASU 2018-13 requires enhanced disclosures on valuation techniques and inputs that a reporting entity uses to determine its measures of fair value, including judgments and assumptions that the entity makes and the uncertainties in the fair value measurements as of the reporting date. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019. Certain amended or eliminated disclosure requirements may be adopted earlier, while certain additional disclosure requirements can be adopted on its effective date. In addition, certain changes in the guidance require retrospective adoption, while other changes must be adopted prospectively. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

NOTE 3—COWLITZ PROJECT:
The Company is currently a majority owner of Salishan-Mohegan, which developed and currently manages the Cowlitz Project. The Cowlitz Project opened in April 2017. Through a majority-owned subsidiary, Salishan-Mohegan also holds the development rights to any future development at ilani Casino Resort. Under the terms of Salishan-Mohegan's development agreement, development fees of $570,000, $7.3 million and $9.2 million were earned for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. Under the terms of Salishan-Mohegan's management agreement, Salishan-Mohegan manages, operates and maintains the casino resort through May 2024 for a fee representing 24% of net revenues, as defined under the management agreement. Management fees earned by Salishan-Mohegan totaled $13.5 million and $6.0 million for the fiscal years ended September 30, 2018 and 2017, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Salishan-Mohegan advanced funds for the Cowlitz Project before financing was obtained for the project. In December 2015, financing was obtained, which provided funding for the remaining construction costs of the project and the repayment of a portion of amounts previously advanced by the Company. As of September 30, 2018 and 2017, the Salishan-Mohegan notes, including accrued interest at an annual rate of approximately 13.0%, totaled $104.4 million and $92.3 million, respectively. The Company previously maintained a reserve for doubtful collection of the Salishan-Mohegan notes; however, in fiscal 2018, the Company eliminated the reserve in anticipation of full repayment of the notes, which occurred on December 4, 2018 (refer to Note 13). As of September 30, 2017, the related reserve for doubtful collection was $9.2 million. The reserve decreased by $10.3 million, $9.2 million and $7.3 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. The Salishan-Mohegan notes are included in notes receivable in the accompanying consolidated balance sheets.
In April 2017, pursuant to a membership interest redemption and withdrawal agreement, Salishan-Mohegan agreed to redeem the membership interest in Salishan-Mohegan that was previously held by Salishan Company, LLC for a redemption price of $114.8 million (the “Redemption Price”), which was determined by binding arbitration. The Redemption Price represented a $68.5 million redemption liability based on the present value of the Redemption Price, utilizing the Company’s credit adjusted risk-free investment rate. The redemption liability is payable through a promissory note (the “Redemption Note Payable”) issued by Salishan-Mohegan. The Redemption Note Payable is payable in equal monthly installments of $1.9 million over a five-year period, commencing in May 2019. The Company recognizes interest expense relating to the amortization of discount to the Redemption Price, utilizing the effective yield method. The amount of the redemption liability approximated the carrying value of Salishan Company, LLC's membership interest at the redemption date and, accordingly, no gain or loss was recorded in connection with this transaction.
As of September 30, 2018 and 2017, Salishan-Mohegan had total assets of $108.6 million and $90.0 million, respectively, and total liabilities of $167.7 million and $147.0 million, respectively.

NOTE 4—PROJECT INSPIRE:
The Company formed Inspire Integrated Resort and MGA Korea to develop and construct Project Inspire. In February 2016, Inspire Integrated Resort was awarded pre-approval for a gaming license to be issued upon completion of the construction of Project Inspire. In August 2016, Inspire Integrated Resort entered into an agreement with the Incheon International Airport Authority for the long-term lease and development of land at the project site adjacent to the airport.
In May 2018, the Company redeemed the membership interest in Inspire Integrated Resort that was previously held by a third-party for a cash payment of $106.7 million. In accordance with ASC 810, the $10.0 million difference between the carrying value of the non-controlling interest and the fair value of consideration paid was recorded as a reduction in retained earnings. The non-controlling interest portion of accumulated other comprehensive income related to foreign currency translation of $7.7 million was recorded as an increase in accumulated other comprehensive income. No gain or loss was recorded in connection with this transaction.
As of September 30, 2018 and 2017, Inspire Integrated Resort had total assets of $214.4 million and $212.8 million, respectively, and total liabilities of $6.2 million and $13.9 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5—PROPERTY AND EQUIPMENT, NET:
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2018	September 30, 2017
Land	$44,848	$44,848
Land improvements	100,879	100,792
Buildings and improvements	1,816,229	1,737,972
Furniture and equipment	594,106	589,342
Construction in process	74,630	73,760
Subtotal	2,630,692	2,546,714
Less: accumulated depreciation	(1,235,323)	(1,192,738)
Total property and equipment, net	$1,395,369	$1,353,976

Depreciation expense totaled $81.3 million, $73.9 million and $73.3 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

NOTE 6—OTHER INTANGIBLE ASSETS, NET:
Other intangible assets, net, consisted of the following (in thousands):

	September 30, 2018	September 30, 2017
Mohegan Sun trademark	$119,692	$119,692
Mohegan Sun Pocono slot machine and table game licenses	280,500	280,500
Other	8,485	8,485
Subtotal	408,677	408,677
Less: accumulated amortization	(5,182)	(4,769)
Total other intangible assets, net	$403,495	$403,908
Amortization expense totaled $413,000, $411,000 and $554,000 for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands):

	September 30, 2018	September 30, 2017
Senior Secured Credit Facility - Revolving	$66,000	$—
Senior Secured Credit Facility - Term Loan A, net of discount and debt issuance costs of $6,661 and $7,415, respectively	311,466	387,523
Senior Secured Credit Facility - Term Loan B, net of discount and debt issuance costs of $20,571 and $18,073, respectively	810,430	761,039
2016 7 7/8% Senior Unsecured Notes, net of discount and debt issuance costs of $11,033 and $12,383, respectively	488,967	487,617
Mohegan Expo Credit Facility, net of debt issuance costs of $1,319 and $1,683, respectively	31,980	13,017
Guaranteed Credit Facility, net of debt issuance costs of $1,262	22,403	—
Redemption Note Payable, net of discount of $33,635	81,165	—
Other	1,744	2,013
Long-term debt	1,814,155	1,651,209
Less: current portion of long-term debt	(73,232)	(75,131)
Long-term debt, net of current portion	$1,740,923	$1,576,078

Maturities of long-term debt are as follows (in thousands):

Fiscal Years
2019	$73,232
2020	72,361
2021	69,558
2022	323,506
2023	33,686
Thereafter	1,316,293
Total	$1,888,636

Senior Secured Credit Facilities
In October 2016, the Company entered into a Credit Agreement among the Company, the Mohegan Tribe, Citizens Bank, N.A., as Administrative and Collateral Agent, and the other lenders thereto, providing for $1.4 billion of senior secured credit facilities (the “Senior Secured Credit Facilities”), comprised of a $170.0 million senior secured revolving credit facility (the “Revolving Facility”), a $445.0 million senior secured term loan A facility (the “Term Loan A Facility”) and a $785.0 million senior secured term loan B facility (the “Term Loan B Facility”). The Revolving Facility and the Term Loan A Facility mature on October 13, 2021 and the Term Loan B Facility matures on October 13, 2023.
In April 2017, the Company entered into an amendment to the Senior Secured Credit Facilities. This amendment reduced the interest rate margins by 0.50%. In April 2018, the Company entered into a second amendment to the Senior Secured Credit Facilities primarily to increase the borrowing capacity under the Revolving Facility by $80.0 million, to borrow an additional $80.0 million under the Term Loan B Facility and to revise the covenants and interest rates under the Term Loan A Facility and the Term Loan B Facility.
The Term Loan A Facility is repayable, in quarterly installments, at a rate of $66.8 million per annum through December 2018, $44.5 million per annum through December 2019 and $33.4 million per annum thereafter, with the balance payable at maturity in October 2021. The Term Loan B Facility is repayable, in quarterly installments, at a rate of $8.7 million per annum, with the balance payable at maturity in October 2023.
The Term Loan A Facility and the Term Loan B Facility require additional mandatory repayments based on a percentage of excess cash flow, as defined under the Senior Secured Credit Facilities. For the fiscal year ended September 30, 2018, there was no mandatory repayment. For the fiscal year ended September 30, 2017, mandatory repayments totaled $29.9 million.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2018, letters of credit issued under the Revolving Facility totaled $2.3 million. The Company had $181.7 million of borrowing capacity under its Revolving Facility as of September 30, 2018, after factoring in outstanding letters of credit.
Borrowings under the Senior Secured Credit Facilities accrue interest at a base rate plus a spread. As of September 30, 2018, the $66.0 million outstanding under the Revolving Facility included $4.0 million at 8.00%, $48.0 million at 5.90% and $14.0 million at 5.99%. As of September 30, 2018, outstanding borrowings under the Term Loan A Facility and the Term Loan B Facility accrue interest at 5.99% and 6.24%, respectively. The Company is also required to pay leverage-based undrawn commitment fees of between 37.5 and 50 basis points under the Revolving Facility. This fee was 50 basis points as of September 30, 2018.
The Company's obligations under the Senior Secured Credit Facilities are guaranteed by certain of the Company’s restricted subsidiaries, as defined under the Senior Secured Credit Facilities. The Senior Secured Credit Facilities are secured by substantially all of the Company’s and its restricted subsidiaries’ assets.
The Senior Secured Credit Facilities contain covenants governing: incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions and mergers or consolidations. The Senior Secured Credit Facilities also include financial maintenance covenants pertaining to total leverage, senior secured leverage and minimum fixed charge coverage. In addition, the Senior Secured Credit Facilities contain events of default relating to, among other things, failure to make required payments, breach of covenants and breach of representations.
On September 30, 2018 and 2016, the bank that administers the Company's debt service payments for its Senior Secured Credit Facilities made required principal payments on behalf of the Company totaling $18.9 million and $5.2 million, respectively, but did not accordingly debit the Company's bank account for these payments. As of September 30, 2018 and 2016, the Company reflected these non-cash transactions as reductions to current portion of long-term debt and corresponding increases to other current liabilities. On the respective following banking days, the bank withdrew the payments from the Company's bank account, resulting in reductions to the Company's cash and cash equivalents and other current liabilities.
Senior Unsecured Notes
2016 7 7/8% Senior Unsecured Notes
In October 2016, the Company issued $500.0 million senior unsecured notes with interest at 7.875% per annum (the “2016 Senior Unsecured Notes”). The 2016 Senior Unsecured Notes mature on October 15, 2024. Interest on the 2016 Senior Unsecured Notes is payable semi-annually in arrears on April 15 and October 15.
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
The 2016 Senior Unsecured Notes are unsecured, unsubordinated obligations of the Company, and are guaranteed by certain of the Company’s restricted subsidiaries.
The 2016 Senior Unsecured Notes indenture contains certain covenants that, subject to certain significant exceptions, limit, among other things, the Company’s and certain of its restricted subsidiaries’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or transfer and sell assets. The 2016 Senior Unsecured Notes indenture also includes events of default, including, but not limited to, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay certain

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

other indebtedness the occurrence of which is caused by a failure to pay principal, premium or interest or results in the acceleration of such indebtedness, certain events of bankruptcy and insolvency and certain judgment defaults.
Facility Agreement for Senior Unsecured Notes
In November 2015, the Company entered into an agreement (the “Facility Agreement”) by and among the Company, the Tribe and UBS AG, London Branch (“UBS”). Pursuant to the Facility Agreement, the Company may issue, to UBS or its designee, senior unsecured notes in an aggregate principal amount of up to $100.0 million, in varying amounts and terms, as agreed with UBS or its designee. As of September 30, 2018, no amounts were issued under the Facility Agreement.
Line of Credit
In October 2016, in connection with the new Senior Secured Credit Facilities, the Company entered into a $25.0 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Each advance accrues interest at a base rate plus a spread. As of September 30, 2018, no amounts were drawn on the Line of Credit. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facilities.
Mohegan Expo Credit Facility
In April 2017, the Company, through its wholly-owned subsidiary, Mohegan Expo Center, LLC (“Mohegan Expo”), entered into a loan agreement with certain third-party lenders providing for a $25.0 million tax-exempt senior secured multi-draw term loan with an $8.3 million increase option (the “Mohegan Expo Credit Facility”). In September 2017, Mohegan Expo exercised the Mohegan Expo Credit Facility increase option. The proceeds from the Mohegan Expo Credit Facility were used to partially finance the construction of an $80.0 million exposition and convention center (the “Earth Expo & Convention Center”). The Earth Expo & Convention Center opened in May 2018. For the fiscal year ended September 30, 2018, Mohegan Expo generated net revenues and loss from operations totaling $647,000 and $1.6 million, respectively.
The Mohegan Expo Credit Facility matures on April 1, 2022. The Mohegan Expo Credit Facility is repayable with an initial payment of $1.1 million for the period from April 18, 2018 through September 30, 2018 commencing on October 1, 2018 and in quarterly installments, at a rate of $2.5 million per annum, thereafter. As of September 30, 2018, outstanding borrowings under the Mohegan Expo Credit Facility accrue interest at 5.82%. Mohegan Expo is required to maintain a six-month debt service reserve in a designated account under the Mohegan Expo Credit Facility.
The Mohegan Expo Credit Facility is a senior secured obligation of Mohegan Expo, collateralized by all existing and future assets of Mohegan Expo. The Mohegan Expo Credit Facility subjects Mohegan Expo to certain covenant requirements.
Guaranteed Credit Facility
On September 28, 2018, the Company entered into a loan agreement with certain third-party lenders providing for a $23.7 million term loan secured by a 90% loan guarantee by the Department of the Interior, Assistant Secretary—Indian Affairs, Division of Capital Investment (the “Guaranteed Credit Facility”), pursuant to the Indian Loan Guaranty, Insurance and Interest Subsidy Program (the “BIA Loan Guaranty Program”). The proceeds from the Guaranteed Credit Facility were used to reimburse certain costs relating to the Earth Expo & Convention Center.
The Guaranteed Credit Facility matures on October 1, 2023. The Guaranteed Credit Facility, is repayable, in quarterly installments, at a rate of $1.8 million per annum, commencing January 1, 2019. As of September 30, 2018, outstanding borrowings under the Guaranteed Credit Facility accrue interest at 4.98%.
The Guaranteed Credit Facility subjects the Company to certain covenant requirements.
Redemption Note Payable
The Redemption Note Payable matures on April 14, 2024. The Redemption Note Payable is payable in equal monthly installments of $1.9 million over a five-year period, commencing in May 2019 (refer to Note 3).
Debt Covenant Compliance
As of September 30, 2018, the Company was in compliance with all financial covenants.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8—LEASES:
The Company leases certain areas at Mohegan Sun and Mohegan Sun Pocono to third-party food and beverage and retail outlets, as well as the rights to access and utilize Mohegan Sun’s rooftop for the installation and operation of antenna towers.
Minimum future rental income that the Company expects to earn under non-cancelable leases is as follows (in thousands):

	Fiscal Years Ending September 30,
	2019	2020	2021	2022	2023	Thereafter	Total
Minimum future rental income	$4,804	$4,796	$4,411	$2,049	$1,733	$4,199	$21,992
The Company is required to make payments under various operating leases for buildings, equipment and land at Mohegan Sun and Mohegan Sun Pocono. The Company incurred rental expense relating to these leases totaling $10.7 million, $9.5 million and $8.8 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. The Company also subleases the Earth Hotel Tower, which opened in November 2016, from a subsidiary of the Mohegan Tribe and previously subleased a related connector from the Mohegan Tribe (refer to Note 9). The Company incurred rental expense relating to these subleases totaling $8.8 million for each of the fiscal years ended September 30, 2018, and 2017.
Minimum future rental payments that the Company expects to incur under non-cancelable leases and subleases are as follows (in thousands):

	Fiscal Years Ending September 30,
	2019	2020	2021	2022	2023	Thereafter	Total
Minimum future rental payments - leases	$2,002	$1,286	$87	$4	$1	$—	$3,380
Minimum future rental payments - subleases	$6,991	$7,112	$7,234	$7,359	$7,489	$196,663	$232,848

NOTE 9—RELATED PARTY TRANSACTIONS:
Services
The Mohegan Tribe provides certain governmental and administrative services to the Company. The Company incurred expenses for such services totaling $35.4 million, $31.4 million and $30.8 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.
The Company purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Mohegan Tribe. The Company incurred costs for such utilities totaling $19.8 million, $16.8 million and $16.4 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.
Leases
The Company leases the land on which Mohegan Sun is located from the Mohegan Tribe under a long-term lease agreement. The current term of 25 years, which commenced in October 2016, is renewable by the Company for an additional 25 years upon expiration. The lease agreement requires the Company to make a nominal annual rental payment.
The Company also subleases the Earth Hotel Tower, which opened in November 2016, from a subsidiary of the Mohegan Tribe and previously subleased a related connector from the Mohegan Tribe. In December 2017, the Company purchased the connector for $8.5 million, which the Company believes represented its fair market value. The Company incurred lease expenses associated with these leases totaling $8.8 million for each of the fiscal years ended September 30, 2018 and 2017.

NOTE 10—EMPLOYEE BENEFIT PLANS:
The Company offers a retirement savings plan for its employees under Section 401(k) and Section 401(a) of the Internal Revenue Code (the “Mohegan Retirement and 401(k) Plan”). The Company may make discretionary matching contributions of 50%, up to the first 3% of participants’ eligible compensation contributed to the 401(k) portion of the plan. The Company contributed $2.5 million, $2.6 million and $2.3 million, net of forfeitures, to the Mohegan Retirement and 401(k) Plan for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

The Company, together with the Mohegan Tribe, offers a non-qualified deferred compensation plan for certain key employees (the “Mohegan Deferred Compensation Plan”). As of September 30, 2018 and 2017, the balance under the Mohegan Deferred Compensation Plan totaled $10.3 million and $7.9 million, respectively, and was included in other current assets in the accompanying consolidated balance sheets.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company, together with the Mohegan Tribe, offers a benefit plan for certain eligible employees (the “Mohegan Benefit Plan”). The Mohegan Benefit Plan is sponsored by the Mohegan Tribe for the benefit of participants who authorize the purchase of life insurance policies as a means of providing certain life insurance benefits to the participants and their spouses as joint insured. As of September 30, 2018 and 2017, the balance under the Mohegan Benefit Plan totaled $4.2 million and $3.0 million, respectively, and are included in other assets, net, in the accompanying consolidated balance sheets.

NOTE 11—SEGMENT REPORTING:
As of September 30, 2018, the Company owns and operates, either directly or through subsidiaries, the Connecticut Facilities and the Pennsylvania Facilities. The Company's chief operating decision maker reviews and assesses the performance and operating results and determines the proper allocation of resources to the Connecticut Facilities and the Pennsylvania Facilities on a separate basis. Accordingly, the Company has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut Facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities. The Company's operations related to certain other Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.

	For the Fiscal Years Ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2016
Net revenues:
Mohegan Sun	$1,068,892	$1,079,920	$1,022,076
Mohegan Sun Pocono	265,691	278,938	298,677
Corporate and other	21,289	21,385	19,133
Inter-segment revenues	(240)	(240)	(5,092)
Total	$1,355,632	$1,380,003	$1,334,794

Income (loss) from operations:
Mohegan Sun	$230,890	$249,403	$237,605
Mohegan Sun Pocono	37,541	33,145	41,445
Corporate and other	(23,897)	(25,313)	(17,907)
Total	$244,534	$257,235	$261,143

	For the Fiscal Years Ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2016
Capital expenditures incurred:
Mohegan Sun	$93,165	$57,033	$39,921
Mohegan Sun Pocono	9,889	6,897	7,575
Corporate and other	19,748	37,603	1,466
Total	$122,802	$101,533	$48,962

(in thousands)	September 30, 2018	September 30, 2017
Total assets:
Mohegan Sun	$1,364,169	$1,333,012
Mohegan Sun Pocono	581,079	582,241
Corporate and other	366,871	320,428
Total	$2,312,119	$2,235,681

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES:
Slot Win Contribution
The Mohegan Tribe and the State of Connecticut entered into a Memorandum of Understanding (“MOU”), which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of revenues from slot machines must be paid to the State of Connecticut (“Slot Win Contribution”). Slot Win Contribution payments are not required if the State of Connecticut legalizes any other gaming operation with slot machines, video facsimiles of games of chance or other commercial casino games within Connecticut, except those consented to by the Mohegan Tribe and the Mashantucket Pequot Tribe. Annual Slot Win Contribution payments are the lesser of (1) 30% of gross revenues from slot machines and (2) the greater of 25% of gross revenues from slot machines or $80.0 million.
Pennsylvania Slot Machine Tax
The Pennsylvania Race Horse Development and Gaming Act stipulates that holders of Category One slot machine licenses, including Mohegan Sun Pocono, must pay a portion of revenues from slot machines and other assessments to the PGCB (collectively, the “Pennsylvania Slot Machine Tax”). The Pennsylvania Slot Machine Tax approximates 52% of gross revenues from slot machines, plus an annual $10.0 million slot machine operation fee.
Priority Distribution
The Company and the Mohegan Tribe are parties to a perpetual agreement, which requires the Company to make payments to the Mohegan Tribe to the extent of the Company's net cash flow, as defined, subject to a minimum payment of $40.0 million per calendar year.
Purchase Obligations
As of September 30, 2018, the Company was contractually committed to purchase goods and services totaling $49.2 million, of which $18.4 million is expected to be incurred in fiscal 2019.
Litigation
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

NOTE 13—SUBSEQUENT EVENTS:
Guaranteed Credit Facility - Second Advance
On October 30, 2018, the Company entered into a follow-on loan agreement with certain third-party lenders providing for an $11.3 million term loan under the BIA Loan Guaranty Program.
Repayment of Salishan-Mohegan Notes
On December 4, 2018, the Company received approximately $107 million representing the full repayment of the Salishan-Mohegan notes, including accrued interest through the repayment date.

MOHEGAN TRIBAL GAMING AUTHORITY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2018, 2017 and 2016
(in thousands)

	Column A	Column B	Column C	Column D
	Balances at Beginning of Year	Charges to Costs and Expenses	Deductions from Reserves (1)	Balances at End of Year
Description:
Fiscal Year ended September 30, 2018
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$20,785	$4,396	$12,916	$12,265
Fiscal Year ended September 30, 2017
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$27,384	$3,392	$9,991	$20,785
Fiscal Year ended September 30, 2016
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$42,335	$3,526	$18,477	$27,384
 ________________________

(1)
Deductions from reserves generally represent write-off of uncollectible accounts, net of recoveries of accounts previously written-off. In fiscal 2018 and 2017, deductions from reserves primarily include $10.3 million and $9.2 million related to the Salishan-Mohegan notes, respectively. In fiscal 2016, deductions from reserves primarily include $7.3 million related to the Salishan-Mohegan notes and $9.8 million related to certain receivables pertaining to Wisconsin Tribal Gaming, LLC.

S-1