Form 10-Q
period 2018-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2019-02-07
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31, 2018	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$101,584	$103,944
Restricted cash and cash equivalents	414	1,036
Accounts receivable, net of allowance for doubtful accounts of $12,593 and $12,265, respectively	49,757	44,532
Inventories	14,881	15,357
Notes receivable	7,524	109,859
Other current assets	24,735	22,129
Total current assets	198,895	296,857
Restricted cash and cash equivalents	213,169	129,646
Property and equipment, net	1,382,099	1,395,369
Goodwill	39,459	39,459
Other intangible assets, net	416,333	403,495
Notes receivable	—	1,857
Other assets, net	49,364	45,436
Total assets	$2,299,319	$2,312,119
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$73,865	$73,232
Trade payables	14,049	14,704
Accrued payroll	39,783	54,380
Construction payables	9,732	10,747
Accrued interest payable	9,393	19,418
Other current liabilities	176,033	123,303
Total current liabilities	322,855	295,784
Long-term debt, net of current portion	1,735,467	1,740,923
Other long-term liabilities	11,096	4,618
Total liabilities	2,069,418	2,041,325
Commitments and Contingencies
Capital:
Retained earnings	203,255	250,707
Accumulated other comprehensive income	12,866	11,062
Total capital attributable to Mohegan Tribal Gaming Authority	216,121	261,769
Non-controlling interests	13,780	9,025
Total capital	229,901	270,794
Total liabilities and capital	$2,299,319	$2,312,119
On October 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), on a modified retrospective basis. Please refer to Note 2 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2018	December 31, 2017
Revenues:
Gaming	$221,935	$287,006
Food and beverage	34,806	21,820
Hotel	22,977	14,907
Retail, entertainment and other	39,782	32,888
Gross revenues	319,500	356,621
Less-Promotional allowances	—	(25,137)
Net revenues	319,500	331,484
Operating costs and expenses:
Gaming, including related party transactions of $702 and $1,367, respectively	128,664	164,315
Food and beverage	26,447	10,189
Hotel, including related party transactions of $2,161 and $2,340, respectively	9,803	7,005
Retail, entertainment and other	20,762	11,617
Advertising, general and administrative, including related party transactions of $11,332 and $10,580, respectively	49,018	50,377
Corporate, including related party transactions of $1,397 and $1,705, respectively	12,425	12,153
Depreciation and amortization	27,090	20,207
Other, net	1,921	621
Total operating costs and expenses	276,130	276,484
Income from operations	43,370	55,000
Other income (expense):
Interest income	3,439	3,869
Interest expense	(36,010)	(28,336)
Other, net	(91)	(1,843)
Total other expense	(32,662)	(26,310)
Net income	10,708	28,690
(Income) loss attributable to non-controlling interests	(86)	519
Net income attributable to Mohegan Tribal Gaming Authority	10,622	29,209
Comprehensive income:
Foreign currency translation adjustment	1,899	14,747
Other comprehensive income	1,899	14,747
Other comprehensive income attributable to non-controlling interests	(95)	(8,318)
Other comprehensive income attributable to Mohegan Tribal Gaming Authority	1,804	6,429
Comprehensive income attributable to Mohegan Tribal Gaming Authority	$12,426	$35,638
On October 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), on a modified retrospective basis. Please refer to Note 2 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income	Total Capital Attributable to Mohegan Tribal Gaming Authority	Non-controlling Interests	Total Capital
Balance, September 30, 2018	$250,707	$11,062	$261,769	$9,025	$270,794
Cumulative-effect adjustment for the adoption of ASC 606 "Revenue from Contracts with Customers"	(41,575)	—	(41,575)	—	(41,575)
Net income	10,622	—	10,622	86	10,708
Foreign currency translation adjustment	—	1,804	1,804	95	1,899
Distributions to Mohegan Tribe	(12,000)	—	(12,000)	—	(12,000)
Redemption of membership interest related to the New England Black Wolves franchise	(4,499)	—	(4,499)	4,574	75
Balance, December 31, 2018	$203,255	$12,866	$216,121	$13,780	$229,901

Balance, September 30, 2017	$196,645	$1,125	$197,770	$111,399	$309,169
Net income (loss)	29,209	—	29,209	(519)	28,690
Foreign currency translation adjustment	—	6,429	6,429	8,318	14,747
Distributions to Mohegan Tribe	(12,000)	—	(12,000)	—	(12,000)
Distributions to Mohegan Tribe related to Salishan-Mohegan, LLC	(390)	—	(390)	—	(390)
Balance, December 31, 2017	$213,464	$7,554	$221,018	$119,198	$340,216
On October 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), on a modified retrospective basis. Please refer to Note 2 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended	For the Three Months Ended
	December 31, 2018	December 31, 2017
Cash flows provided by operating activities:
Net income	$10,708	$28,690
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	27,090	20,207
Accretion of discounts	194	1,733
Amortization of discounts and debt issuance costs	4,845	2,270
Provision for losses on receivables	369	832
Other, net	(247)	(254)
Changes in operating assets and liabilities:
Accounts receivable	(5,594)	(898)
Accrued interest on notes receivable related to the Cowlitz Project	72,166	(2,994)
Inventories	476	(507)
Other assets	(2,189)	(2,949)
Trade payables	(655)	(2,078)
Accrued interest payable	(10,025)	(9,601)
Other liabilities	(16,087)	(2,922)
Net cash flows provided by operating activities	81,051	31,529
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(14,064)	(44,387)
Proceeds from notes receivable related to the Cowlitz Project	32,026	—
Other, net	(1,364)	(2,357)
Net cash flows provided by (used in) investing activities	16,598	(46,744)
Cash flows provided by (used in) financing activities:
Senior secured credit facility borrowings - revolving and line of credit	360,712	226,879
Senior secured credit facility repayments - revolving and line of credit	(350,712)	(191,879)
Senior secured credit facility repayments - term loans A and B	(18,858)	—
Other borrowings	11,335	3,200
Other repayments	(1,450)	(69)
Distributions to Mohegan Tribe	(12,000)	(12,000)
Distributions to Mohegan Tribe related to Salishan-Mohegan, LLC	—	(390)
Other, net	(6,776)	(19)
Net cash flows provided by (used in) financing activities	(17,749)	25,722
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	79,900	10,507
Effect of exchange rate on cash, cash equivalents, restricted cash and restricted cash equivalents	641	10,803
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	234,626	239,056
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$315,167	$260,366
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the condensed consolidated balance sheets:
Cash and cash equivalents	$101,584	$113,020
Restricted cash and cash equivalents, current	414	332
Restricted cash and cash equivalents, non-current	213,169	147,014
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$315,167	$260,366
Supplemental disclosures:
Cash paid for interest	$41,190	$36,026
Non-cash transactions:
Construction payables	$9,732	$27,866
Senior secured credit facility reductions	$28,858	$18,650
Conversion of Redemption Liability to Redemption Note Payable	$—	$74,084

On October 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), on a modified retrospective basis. Please refer to Note 2 for further information.

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
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Certain immaterial line items in the accompanying condensed consolidated financial statements for the three months ended December 31, 2017 have been combined or reclassified to conform to fiscal 2019 presentation.

During the three months ended December 31, 2018, the Company made an out-of-period correction, which decreased property and equipment, net and increased depreciation and amortization expense by $6.3 million. This adjustment resulted from the assignment, in a prior year, of an incorrect useful life to depreciate a long lived asset related to tenant allowances.
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
The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, receivables, trade payables and certain promissory notes, including a redemption note payable, approximates fair value. The estimated fair values of the Company's long-term debt were as follows (in thousands):

	December 31, 2018
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$66,000	$60,803
Senior Secured Credit Facility - Term Loan A	$295,424	$281,846
Senior Secured Credit Facility - Term Loan B	$809,160	$735,587
2016 7 7/8% Senior Unsecured Notes	$489,323	$466,875

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The estimated fair values of the Company's long-term debt were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about December 31, 2018.

NOTE 2—NEW ACCOUNTING STANDARDS:
ASU 2014-09
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.
Effective October 1, 2018, the Company adopted ASC 606, on a modified retrospective basis, to all contracts at the date of initial adoption. The Company recognized the cumulative-effect of initially adopting ASC 606 as an adjustment to retained earnings as of October 1, 2018, with a corresponding increase to other current liabilities. Comparative information for the three months ended December 31, 2017 has not been restated and continues to be reported under accounting standards in effect for that period. The adoption of ASC 606 did not have a material effect on the Company’s net income for the three months ended December 31, 2018. The Company does not expect the adoption of ASC 606 to have a material effect on its net income on a continuing basis.
The cumulative-effect of adopting ASC 606 was as follows (in thousands):

	September 30, 2018	ASC 606 Adjustment	October 1, 2018
Other current liabilities	$123,303	$41,575	$164,878
Retained earnings	$250,707	$(41,575)	$209,132
The impact of adopting ASC 606 on the Company’s condensed consolidated balance sheet as of December 31, 2018 was as follows (in thousands):

	Balance under ASC 606	Balance without ASC 606	Effect of Change
	December 31, 2018	December 31, 2018	Higher/ (Lower)
Other current liabilities	$176,033	$135,774	$40,259
Retained earnings	$203,255	$243,514	$(40,259)

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The impact of adopting ASC 606 on the Company’s condensed consolidated statement of income for three months ended December 31, 2018 was as follows (in thousands):

				Promotional
			Promotional	Allowances	Gross vs.
	For the		Allowances	(Non-	Net			Effect of
	Three Months Ended	Loyalty	(Discretionary	Discretionary	Presentation	Cash	Balance	Change
	December 31, 2018	Points	Complimentaries)	Complimentaries)	and Other	Giveaways	without	Higher/
	2018	(1)	(2)	(2)	(3)	(4)	ASC 606	(Lower)
Revenues:
Gaming	$221,935	$1,219	$(30,736)	$(17,847)	$5,650	$(2,679)	$266,328	$(44,393)
Food and beverage	34,806	—	10,101	—	1,149	—	23,556	11,250
Hotel	22,977	—	5,998	—	164	—	16,815	6,162
Retail, entertainment and other	39,782	—	152	1,605	(1,962)	—	39,987	(205)
Gross revenues	319,500	1,219	(14,485)	(16,242)	5,001	(2,679)	346,686	(27,186)
Less-Promotional allowances	—	—	15,650	6,381	706	—	(22,737)	22,737
Net revenues	319,500	1,219	1,165	(9,861)	5,707	(2,679)	323,949	(4,449)
Operating costs and expenses:
Gaming	128,664	(95)	(1,711)	(29,629)	5,752	(2,679)	157,026	(28,362)
Food and beverage	26,447	—	2,876	7,355	1,149	—	15,067	11,380
Hotel	9,803	—	—	2,591	164	—	7,048	2,755
Retail, entertainment and other	20,762	—	—	9,822	(1,467)	—	12,407	8,355
Advertising, general and administrative	49,018	—	—	—	109	—	48,909	109
Corporate	12,425	—	—	—	—	—	12,425	—
Depreciation and amortization	27,090	—	—	—	—	—	27,090	—
Other, net	1,921	—	—	—	—	—	1,921	—
Total operating costs and expenses	276,130	(95)	1,165	(9,861)	5,707	(2,679)	281,893	(5,763)
Income from operations	$43,370	$1,314	$—	$—	$—	$—	$42,056	$1,314
The most significant impacts were as follows:
(1) ASC 606 modified the accounting related to loyalty points. The Company’s loyalty reward programs allow patrons to utilize their reward membership cards to earn loyalty points that are redeemable for complimentary items such as food and beverage, lodging and retail products. Under ASC 606, the Company is required to utilize a deferred revenue model to reduce gaming revenues by the estimated fair value of loyalty points earned by patrons and recognize the related revenues when such loyalty points are redeemed. The deferred revenue liability is based on the estimated stand-alone selling price (“SSP”) of the loyalty points earned after factoring in the likelihood of redemption ("Breakage"). Prior to the adoption of ASC 606, the liability for unredeemed loyalty points was estimated based on expected redemption rates and estimated costs of the goods and services to be provided.
(2) ASC 606 modified the accounting related to promotional allowances. The Company no longer recognizes revenues for complimentary items provided to patrons, as well as for goods and services provided to patrons in connection with loyalty point redemptions, as gross revenues with a corresponding offset to promotional allowances to arrive at net revenues. The majority of such amounts previously included within promotional allowances now offset gaming revenues based on an allocation of revenues

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

to performance obligations utilizing SSP. These changes resulted in the elimination of promotional allowances and the reclassification of revenues between the various revenue line items.

(3) ASC 606 modified gross versus net presentation. The Company now records mandatory service charges on food and beverage items and wide area progressive operator fees on a gross basis, with amounts received from patrons recorded as revenues and the corresponding amounts paid recorded as expenses. This change resulted in an increase in revenues with a corresponding increase in expenses.

(4) ASC 606 modified the accounting related to cash giveaways. The Company now records cash giveaways as a reduction to gaming revenues. Previously, the Company recorded cash giveaways as a reduction to expenses. This change resulted in a decrease in expenses with a corresponding decrease in gaming revenues.
The Company’s revenues from contracts with customers consist of gaming, food and beverage, hotel, retail, entertainment and convention related transactions, as well as management and development services related to management and development contracts with third-party facilities.
The transaction price in a gaming contract is the difference between gaming wins and losses, not the total amount wagered. The transaction prices in food and beverage, hotel, retail, entertainment and convention contracts are the net amounts collected for such goods and services. Sales and other taxes collected on behalf of governmental authorities are accounted for on a net basis and are not included in revenues or expenses. The transaction price in a racing contract, inclusive of live racing at the Company’s facilities and import and export arrangements, is the commission received from the pari-mutuel pool less contractual fees and obligations, which primarily consist of purse funding requirements, simulcasting fees, tote fees and certain pari-mutuel taxes that are directly related to racing operations. The transaction prices in management and development service contracts are the amounts collected for services rendered in accordance with contractual terms, inclusive of reimbursable costs and expenses.
Gaming transactions involve two performance obligations for patrons participating in the Company’s loyalty reward programs and a single performance obligation for patrons that do not participate. The Company applies a practical expedient by accounting for gaming contracts on a portfolio basis, as such contracts share similar characteristics. The Company does not expect the effects on its condensed consolidated financial statements under this approach to differ materially versus under an individual contract basis. Revenues allocated to gaming performance obligations are recognized when gaming occurs as such activities are settled immediately. Revenues allocated to the loyalty points deferred revenue liability are recognized as revenues when loyalty points are redeemed. The deferred revenue liability is based on the estimated SSP of the loyalty points earned after factoring in Breakage.
Food and beverage, hotel, retail, entertainment and convention transactions have been determined to be separate, stand-alone performance obligations and the transaction prices for such contracts are recorded as revenues as the related goods and services are transferred to patrons. Revenues from contracts which include a combination of these transactions are allocated on a pro rata basis based on the goods' and services' SSP.
Management and development services have been determined to be separate, stand-alone performance obligations and the transaction prices for such contracts are recorded as revenues as the related services are performed.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Revenue Disaggregation
The Company is a geographically diversified, multi-jurisdictional owner, operator and manager of gaming facilities. The Company’s current operations are focused within Connecticut and Pennsylvania. The Company also currently manages other gaming facilities within the United States. The Company generates revenues by providing the following types of goods and services: (1) gaming, (2) food and beverage, (3) hotel, (4) retail, entertainment, and other and (5) management and development. Revenue disaggregation by the various types of revenues and geographic locations for the three months ended December 31, 2018 was as follows (in thousands):

	Connecticut	Pennsylvania	Other
	(Mohegan Sun)	(Mohegan Sun Pocono)	(Corporate and Other)
Gaming	$170,482	$51,453	$—
Food and beverage	29,135	5,713	(42)
Hotel	21,220	1,758	(1)
Retail, entertainment and other	31,842	1,867	421
Management and development	—	—	5,712
Net revenues	$252,679	$60,791	$6,090

Contract and Contract-Related Liabilities
There may exist a difference between the timing of cash receipts from patrons and the recognition of revenues, resulting in a contract or contract-related liability. In general, the Company has three types of liabilities: (1) outstanding gaming chips and slot tickets liability, which represents amounts owed in exchange for outstanding gaming chips and slot tickets held by patrons, (2) loyalty points deferred revenue liability, as discussed above, and (3) patron advances and other liability, which primarily represents funds deposited in advance by patrons for gaming and advance payments by patrons for goods and services, such as advance ticket sales, deposits on rooms and convention space and gift card purchases. These liabilities are generally expected to be recognized as revenues within one year and are recorded within other current liabilities on the Company’s condensed consolidated balance sheets.

The following table summarizes these liabilities (in thousands):

	December 31, 2018	October 1, 2018	Increase/ (Decrease)
Outstanding gaming chips and slot tickets liability	$6,690	$3,298	$3,392
Loyalty points deferred revenue liability	$41,061	$42,314	$(1,253)
Patron advances and other liability	$20,029	$17,530	$2,499
ASU 2016-18
           In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the total change during the period in cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 in its first quarter of fiscal 2019 on a retrospective basis. Transfers between cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents are no longer included within investing activities and, as such, the details of such transfers are not reported as cash flow activities in the statement of cash flows. This resulted in a $13.4 million change to net cash flows used in investing activities for the three months ended December 31, 2017.
ASU 2016-02
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016‑02”), which will require, among other things, lessees to recognize a right-of-use asset and a lease liability for leases with terms in excess of 12 months and the disclosure of key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” and ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”, which clarified various aspects of this new standard. ASU 2016‑02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 provides various optional practical expedients in transition, which the Company continues to evaluate. The Company expects to adopt ASU 2016-02 in its first quarter of fiscal 2020, on a modified retrospective basis, and will recognize the cumulative effect of its adoption as an adjustment to retained earnings as of October 1, 2019. While the Company continues to evaluate the impact ASU 2016-02 will have on its financial statements and related disclosures, the actual impact of this standard will be dependent upon the Company’s lease portfolio at the time of

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

adoption. The adoption of this standard is expected to have a material impact on the Company’s financial statements, as the Company has significant operating lease commitments that are off-balance sheet under current US GAAP.
ASU 2018-13
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which adds, amends and removes certain disclosure requirements related to fair value measurements. ASU 2018-13 requires enhanced disclosures on valuation techniques and inputs that a reporting entity uses to determine its measures of fair value, including judgments and assumptions that the entity makes and the uncertainties in the fair value measurements as of the reporting date. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019. Certain amended or eliminated disclosure requirements may be adopted earlier, while certain additional disclosure requirements can be adopted on its effective date. In addition, certain changes required by this standard require retrospective adoption, while other changes must be adopted prospectively. The Company is currently evaluating the impact this standard will have on its financial statements.

NOTE 3—COWLITZ PROJECT:
On December 4, 2018, the Company received $106.6 million from the Cowlitz Tribal Gaming Authority. This amount represented the full repayment of the then-outstanding notes and accrued interest, through the repayment date, due to Salishan-Mohegan, LLC in connection with the development of ilani Casino Resort pursuant to the Cowlitz Project, totaling $32.0 million and $74.6 million, respectively.

NOTE 4—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands):

	December 31, 2018	September 30, 2018
Senior Secured Credit Facility - Revolving	$66,000	$66,000
Senior Secured Credit Facility - Term Loan A, net of discount and debt issuance costs of $6,016 and $6,661, respectively	295,424	311,466
Senior Secured Credit Facility - Term Loan B, net of discount and debt issuance costs of $19,670 and $20,571, respectively	809,160	810,430
2016 7 7/8% Senior Unsecured Notes, net of discount and debt issuance costs of $10,677 and $11,033, respectively	489,323	488,967
Mohegan Expo Credit Facility, net of debt issuance costs of $1,219 and $1,319, respectively	30,935	31,980
Guaranteed Credit Facility, net of debt issuance costs of $1,432 and $1,262, respectively	33,568	22,403
Redemption Note Payable, net of discount of $31,242 and $33,635, respectively	83,558	81,165
Other	1,364	1,744
Long-term debt	1,809,332	1,814,155
Less: current portion of long-term debt	(73,865)	(73,232)
Long-term debt, net of current portion	$1,735,467	$1,740,923
Senior Secured Credit Facilities - Non-cash Transactions
On December 31, 2018 and 2017, the bank that administers the Company's debt service payments for its Senior Secured Credit Facilities made certain required and optional principal payments on behalf of the Company totaling $28.9 million and $18.7 million, respectively, but did not accordingly debit the Company's bank account for these payments. As of December 31, 2018 and 2017, the Company reflected these non-cash transactions as reductions to current portion of long-term debt and corresponding increases to other current liabilities. In the respective following months, the bank withdrew the payments from the Company's bank account, resulting in reductions to the Company's cash and cash equivalents and other current liabilities.
Guaranteed Credit Facility - Second Advance
On October 30, 2018, the Company entered into a follow-on loan agreement with certain third-party lenders providing for an $11.3 million term loan under the Indian Loan Guaranty, Insurance and Interest Subsidy Program (the “BIA Loan Guaranty Program”). This term loan, combined with an initial term loan issued under the BIA Loan Guaranty Program in late September 2018, completes the allocation to the Company of $35.0 million in guaranteed term loans under the BIA Loan Guaranty Program. Like the initial facility, this term loan is also secured by a 90% loan guarantee by the Department of the Interior, Assistant Secretary

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

—Indian Affairs, Division of Capital Investment, and is otherwise identical to the initial facility, including use of proceeds, maturity, amortization, interest rate and covenant requirements.
Debt Covenant Compliance
As of December 31, 2018, the Company was in compliance with all financial covenants.

NOTE 5—SEGMENT REPORTING:
The following table summarizes the Company's results on a segment basis (in thousands):

	For the Three Months Ended
	December 31, 2018	December 31, 2017
Net revenues:
Mohegan Sun	$252,679	$262,937
Mohegan Sun Pocono	60,791	64,804
Corporate and other	6,090	3,803
Inter-segment revenues	(60)	(60)
Total	$319,500	$331,484

Income (loss) from operations:
Mohegan Sun	$44,063	$56,393
Mohegan Sun Pocono	7,192	7,675
Corporate and other	(7,885)	(9,068)
Total	$43,370	$55,000

Capital expenditures incurred:
Mohegan Sun	$5,123	$30,932
Mohegan Sun Pocono	377	2,610
Corporate and other	7,549	14,215
Total	$13,049	47,757

	December 31, 2018	September 30, 2018
Total assets:
Mohegan Sun	$1,354,193	$1,364,169
Mohegan Sun Pocono	573,976	581,079
Corporate and other	371,150	366,871
Total	$2,299,319	$2,312,119

NOTE 6—COMMITMENTS AND CONTINGENCIES:
The Company is a defendant in various claims and legal actions resulting from its normal course of business, primarily relating to personal injuries to patrons and damages to patrons' personal assets. The Company estimates litigation claims expense and accrues for such liabilities based upon historical experience. In management's opinion, the aggregate liability, if any, arising from such legal actions will not have a material impact on the Company's financial position, results of operations or cash flows.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 7—SUBSEQUENT EVENT:
On January 1, 2019, the Mohegan Tribe surrendered its interest in Salishan Mohegan, LLC and a related entity for total consideration of $10 million. Accordingly, the Company will now receive 100% of the management fees in connection with its management of the Cowlitz Project, as well as the Mohegan Tribe's share of development fees moving forward.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to business development activities, as well as capital spending, financing sources, the effects of regulation, including gaming and tax regulation and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, those relating to the following:

•	the financial performance of Mohegan Sun and Mohegan Sun Pocono;

•	the local, regional, national or global economic climate;

•	increased competition, including the expansion of gaming in jurisdictions in which we own or operate gaming facilities;

•	our leverage and ability to meet our debt service obligations and maintain compliance with financial debt covenants;

•	the continued availability of financing;

•	our dependence on existing management;

•	our ability to integrate new amenities from expansions to our facilities into our current operations and manage the expanded facilities;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations, including the limitation, denial or suspension of licenses required under gaming laws and regulations;

•	changes in applicable laws pertaining to the service of alcohol, smoking or other amenities offered at our facilities;

•	cyber security risks relating to our information technology and other systems, including misappropriation of patron information or other breaches of information security;

•	our ability to successfully implement our diversification strategy;

•	an act of terrorism;

•	our customers' access to inexpensive transportation to our facilities and changes in oil, fuel or other transportation-related expenses;

•	unfavorable weather conditions;

•	risks associated with operations in foreign jurisdictions;

•
failure by our employees, agents, affiliates, vendors or businesses to comply with applicable laws, rules and regulations, including state gaming laws and regulations and anti-bribery laws such as the United States Foreign Corrupt Practices Act, and similar anti-bribery laws in other jurisdictions; and

•	fluctuations in foreign currency exchange rates.
Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.
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
Our gaming operation at Mohegan Sun is one of only two legally authorized gaming operations in Connecticut offering slot machines and table games. Through our subsidiary, Downs Racing, L.P., we also own and operate Mohegan Sun Pocono, a gaming and entertainment facility located in Plains Township, Pennsylvania. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Mohegan Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.
Market and Competition from Other Gaming Operations
Our gaming operation at Mohegan Sun is one of only two current gaming operations in Connecticut offering slot machines and table games. We face competition from gaming facilities in Massachusetts, Rhode Island, New York and New Jersey. We also face competition in and from the northeastern Pennsylvania gaming market. Please refer to “Part I. Item 1. Business-Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and our other reports and filings with the SEC for further details regarding current and potential competition from other gaming operations.

Results of Operations
The following table summarizes our results on a segment basis (in thousands):

	For the Three Months Ended December 31,
	2018	2017	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$252,679	$262,937	$(10,258)	(3.9)%
Mohegan Sun Pocono	60,791	64,804	(4,013)	(6.2)%
Corporate and other	6,090	3,803	2,287	60.1%
Inter-segment revenues	(60)	(60)	—	—
Total	$319,500	$331,484	$(11,984)	(3.6)%
Income (loss) from operations:
Mohegan Sun	$44,063	$56,393	$(12,330)	(21.9)%
Mohegan Sun Pocono	7,192	7,675	(483)	(6.3)%
Corporate and other	(7,885)	(9,068)	1,183	13.0%
Total	$43,370	$55,000	$(11,630)	(21.1)%
Net income attributable to Mohegan Tribal Gaming Authority	$10,622	$29,209	$(18,587)	(63.6)%

The most significant factors and trends that impacted our operating and financial performance were as follows:

•	lower overall gaming volumes;

•	a strong entertainment calendar at Mohegan Sun;

•	higher revenues and increased development costs and expenses associated with our various diversification initiatives;

•	increasingly competitive gaming markets;

•	higher depreciation expense; and

•	higher interest expense.

Mohegan Sun
Revenues
Net revenues declined by $10.2 million, or 3.9%, to $252.7 million for the three months ended December 31, 2018 compared to $262.9 million in the same period in the prior year. After factoring in the impact of adopting the new revenue recognition standard, these results were primarily driven by lower slot revenues, partially offset by higher overall non-gaming revenues. Slot revenues were negatively impacted by year-over-year declines in both volumes and hold percentage, while non-gaming revenues benefited from a strong entertainment calendar featuring additional headliner shows and the addition of our Earth Expo & Convention Center, which opened in June 2018.
Operating Costs and Expenses
Operating costs and expenses increased by $2.1 million, or 1.0%, to $208.6 million for the three months ended December 31, 2018 compared to $206.5 million in the same period in the prior year. The increase in operating costs and expenses was principally due to higher depreciation expense and increased medical benefit costs. The increase in depreciation expense was primarily due to an out-of-period correction, which increased depreciation and amortization expense by $6.3 million.
Mohegan Sun Pocono
Revenues
Net revenues declined by $4.0 million, or 6.2%, to $60.8 million for the three months ended December 31, 2018 compared to $64.8 million in the same period in the prior year. After factoring in the impact of adopting the new revenue recognition standard, these results were primarily driven by lower gaming revenues resulting from declines in slot and table game revenues. Both slot and table game revenues were negatively impacted by lower volumes.
Operating Costs and Expenses
Operating costs and expenses declined by $3.5 million, or 6.1%, to $53.6 million for the three months ended December 31, 2018 compared to $57.1 million in the same period in the prior year. The reduction in operating costs and expenses was primarily driven by lower payroll costs, as well as lower slot machine and table game tax expenses commensurate with the declines in slot and table game revenues.
Corporate and Other
Revenues
Net revenues increased by $2.3 million, or 60.5%, to $6.1 million for the three months ended December 31, 2018 compared to $3.8 million in the same period in the prior year, primarily due to higher management fees earned in connection with our management contract with ilani Casino Resort.
Operating Costs and Expenses
Operating costs and expenses increased by $1.1 million, or 8.5%, to $14.0 million for the three months ended December 31, 2018 compared to $12.9 million in the same period in the prior year, primarily as a result of higher pre-opening costs and expenses associated with Project Inspire, our planned integrated resort and casino to be located adjacent to the Incheon International Airport in South Korea.
Other Expenses
Other expenses increased by $6.4 million, or 24.3%, to $32.7 million for the three months ended December 31, 2018 compared to $26.3 million in the same period in the prior year, primarily due to higher interest expense. Interest expense increased by $7.7 million, or 27.2%, to $36.0 million for the three months ended December 31, 2018 compared to $28.3 million in the same period in the prior year as a result of higher weighted average interest rate and weighted average outstanding debt. Weighted average interest rate was 7.4% for the three months ended December 31, 2018 compared to 6.7% in the same period in the prior year. Weighted average outstanding debt was $1.96 billion for the three months ended December 31, 2018 compared to $1.72 billion in the same period in the prior year.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, our operating results for the three months ended December 31, 2018 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
As of December 31, 2018 and September 30, 2018, we held cash and cash equivalents of $101.6 million and $103.9 million, respectively. Inclusive of letters of credit, which reduce borrowing availability under our revolving facility, we had approximately $181.7 million of borrowing capacity under the revolving facility and line of credit as of December 31, 2018. As a result of the cash based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization.
Cash provided by operating activities increased by $49.6 million, or 157.5%, to $81.1 million for the three months ended December 31, 2018 compared to $31.5 million in the same period in the prior year, primarily due to the receipt of $74.6 million from the Cowlitz Tribal Gaming Authority related to accrued interest on funds previously advanced for the Cowlitz Project. These results were partially offset by higher working capital requirements, combined with lower net income after factoring in non-cash items.
Cash provided by investing activities totaled $16.6 million for the three months ended December 31, 2018 compared to cash used in investing activities of $46.7 million in the same period in the prior year. The increase in cash provided by investing activities for the three months ended December 31, 2018 primarily resulted from the receipt of $32.0 million from the Cowlitz Tribal Gaming Authority related to funds previously advanced for the Cowlitz Project, combined with lower capital expenditures. Capital expenditures totaled $13.0 million for the three months ended December 31, 2018, comprising maintenance and development and Project Inspire-related capital expenditures totaling $5.5 million and $7.5 million, respectively.
Cash used in financing activities totaled $17.7 million for the three months ended December 31, 2018 compared to cash provided by financing activities of $25.7 million in the same period in the prior year. The increase in cash used in financing activities for the three months ended December 31, 2018 was primarily driven by a $37.1 million reduction in borrowings.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, distributions to the Mohegan Tribe and capital expenditures for at least the next twelve months; however, we can provide no assurance in this regard.
Critical Accounting Policies and Estimates
There has been no material change from the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, except for those related to Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). Please refer to “Part I. Item 1—Notes to Condensed Consolidated Financial Statements, Note 2—New Accounting Standards” in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of December 31, 2018, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the credit facilities. Based on our variable rate outstanding debt as of December 31, 2018, a 100 basis point change in average interest rate would impact annual interest expense by approximately $12.6 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
There has been no material change from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Item 1A. Risk Factors
There has been no material change from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Item 6.    Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema (filed herewith).

101.CAL	XBRL Taxonomy Calculation Linkbase (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	February 7, 2019	By:	/S/ KEVIN P. BROWN
Kevin P. Brown Chairman and Member, Management Board

Date:	February 7, 2019	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	February 7, 2019	By:	/S/ DREW M. KELLEY
Drew M. Kelley Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)