Form 10-Q
period 2019-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2019-05-09
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

MOHEGAN TRIBAL GAMING AUTHORITY
INDEX TO FORM 10-Q

		Page Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2019 and September 30, 2018 (unaudited)	3

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three Months and Six Months Ended March 31, 2019 and 2018 (unaudited)	4

	Condensed Consolidated Statements of Changes in Capital for the Three Months and Six Months Ended March 31, 2019 and 2018 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2019 and 2018 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 6.	Exhibits	23

Signatures.	Mohegan Tribal Gaming Authority	24

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$91,396	$103,944
Restricted cash and cash equivalents	1,314	1,036
Accounts receivable, net of allowance for doubtful accounts of $11,477 and $12,265, respectively	43,711	44,532
Inventories	14,772	15,357
Notes receivable	7,689	109,859
Other current assets	27,156	22,129
Total current assets	186,038	296,857
Restricted cash and cash equivalents	200,105	129,646
Property and equipment, net	1,363,037	1,395,369
Goodwill	39,459	39,459
Other intangible assets, net	424,023	403,495
Notes receivable	—	1,857
Other assets, net	43,881	45,436
Total assets	$2,256,543	$2,312,119
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$76,809	$73,232
Trade payables	16,367	14,704
Accrued payroll	45,849	54,380
Construction payables	12,808	10,747
Accrued interest payable	19,588	19,418
Other current liabilities	165,741	123,303
Total current liabilities	337,162	295,784
Long-term debt, net of current portion	1,711,341	1,740,923
Other long-term liabilities	19,313	4,618
Total liabilities	2,067,816	2,041,325
Commitments and Contingencies
Capital:
Retained earnings	174,053	250,707
Accumulated other comprehensive income	7,016	11,062
Total capital attributable to Mohegan Tribal Gaming Authority	181,069	261,769
Non-controlling interests	7,658	9,025
Total capital	188,727	270,794
Total liabilities and capital	$2,256,543	$2,312,119
On October 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), on a modified retrospective basis. Please refer to Note 2 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Revenues:
Gaming	$211,819	$288,735	$433,754	$575,741
Food and beverage	33,508	21,170	68,314	42,990
Hotel	22,005	14,957	44,982	29,864
Retail, entertainment and other	40,365	29,849	80,147	62,737
Gross revenues	307,697	354,711	627,197	711,332
Less-Promotional allowances	—	(22,694)	—	(47,831)
Net revenues	307,697	332,017	627,197	663,501
Operating costs and expenses:
Gaming, including related party transactions of $702, $1,137, $1,404 and $2,504, respectively	125,970	161,801	254,634	326,116
Food and beverage	26,084	10,180	52,531	20,369
Hotel, including related party transactions of $2,161, $2,161, $4,322 and $4,501, respectively	10,026	6,647	19,829	13,652
Retail, entertainment and other	19,507	9,589	40,269	21,206
Advertising, general and administrative, including related party transactions of $11,484, $10,807, $22,816 and $21,387, respectively	47,112	49,595	96,130	99,972
Corporate, including related party transactions of $1,437, $1,567, $2,834 and $3,272, respectively	12,464	14,090	24,889	26,243
Depreciation and amortization	42,782	19,828	69,872	40,035
Other, net	1,526	4,215	3,447	4,836
Total operating costs and expenses	285,471	275,945	561,601	552,429
Income from operations	22,226	56,072	65,596	111,072
Other income (expense):
Interest income	1,051	3,877	4,490	7,746
Interest expense	(35,132)	(30,806)	(71,142)	(59,142)
Other, net	(429)	(724)	(520)	(2,567)
Total other expense	(34,510)	(27,653)	(67,172)	(53,963)
Net income (loss)	(12,284)	28,419	(1,576)	57,109
(Income) loss attributable to non-controlling interests	(74)	189	(160)	708
Net income (loss) attributable to Mohegan Tribal Gaming Authority	(12,358)	28,608	(1,736)	57,817
Comprehensive income (loss):
Foreign currency translation adjustment	(6,204)	1,460	(4,305)	16,207
Other	44	—	44	—
Other comprehensive income (loss)	(6,160)	1,460	(4,261)	16,207
Other comprehensive (income) loss attributable to non-controlling interests	310	(708)	215	(9,026)
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	(5,850)	752	(4,046)	7,181
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$(18,208)	$29,360	$(5,782)	$64,998
On October 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), on a modified retrospective basis. Please refer to Note 2 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital Attributable to Mohegan Tribal Gaming Authority	Non-controlling Interests	Total Capital
Balance, December 31, 2018	$203,255	$12,866	$216,121	$13,780	$229,901
Net income (loss)	(12,358)	—	(12,358)	74	(12,284)
Foreign currency translation adjustment	—	(5,894)	(5,894)	(310)	(6,204)
Distributions to Mohegan Tribe	(12,000)	—	(12,000)	—	(12,000)
Distributions to Mohegan Tribe related to the Cowlitz Project	(730)	—	(730)	—	(730)
Redemption of Mohegan Tribe membership interest in the Cowlitz Project	(4,114)	—	(4,114)	(5,886)	(10,000)
Other	—	44	44	—	44
Balance, March 31, 2019	$174,053	$7,016	$181,069	$7,658	$188,727

Balance, September 30, 2018	$250,707	$11,062	$261,769	$9,025	$270,794
Cumulative-effect adjustment for the adoption of ASC 606 "Revenue from Contracts with Customers"	(41,575)	—	(41,575)	—	(41,575)
Net income (loss)	(1,736)	—	(1,736)	160	(1,576)
Foreign currency translation adjustment	—	(4,090)	(4,090)	(215)	(4,305)
Distributions to Mohegan Tribe	(24,000)	—	(24,000)	—	(24,000)
Distributions to Mohegan Tribe related to the Cowlitz Project	(730)	—	(730)	—	(730)
Redemption of Mohegan Tribe membership interest in the Cowlitz Project	(4,114)	—	(4,114)	(5,886)	(10,000)
Redemption of membership interest related to the New England Black Wolves franchise	(4,499)	—	(4,499)	4,574	75
Other	—	44	44	—	44
Balance, March 31, 2019	$174,053	$7,016	$181,069	$7,658	$188,727

Balance, December 31, 2017	$213,464	$7,554	$221,018	$119,198	$340,216
Net income (loss)	28,608	—	28,608	(189)	28,419
Foreign currency translation adjustment	—	752	752	708	1,460
Share redemption related to Project Inspire	—	—	—	(6,147)	(6,147)
Distributions to Mohegan Tribe	(12,000)	—	(12,000)	—	(12,000)
Distributions to Mohegan Tribe related to the Cowlitz Project	(150)	—	(150)	—	(150)
Balance, March 31, 2018	$229,922	$8,306	$238,228	$113,570	$351,798

Balance, September 30, 2017	$196,645	$1,125	$197,770	$111,399	$309,169
Net income (loss)	57,817	—	57,817	(708)	57,109
Foreign currency translation adjustment	—	7,181	7,181	9,026	16,207
Share redemption related to Project Inspire	—	—	—	(6,147)	(6,147)
Distributions to Mohegan Tribe	(24,000)	—	(24,000)	—	(24,000)
Distributions to Mohegan Tribe related to the Cowlitz Project	(540)	—	(540)	—	(540)
Balance, March 31, 2018	$229,922	$8,306	$238,228	$113,570	$351,798
On October 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), on a modified retrospective basis. Please refer to Note 2 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended	For the Six Months Ended
	March 31, 2019	March 31, 2018
Cash flows provided by operating activities:
Net income (loss)	$(1,576)	$57,109
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	69,872	40,035
Accretion of discounts	523	1,798
Amortization of discounts and debt issuance costs	9,663	6,227
Provision for losses on receivables	490	1,774
Other, net	(357)	940
Changes in operating assets and liabilities:
Accounts receivable	304	7,871
Accrued interest on notes receivable related to the Cowlitz Project	72,001	(6,173)
Inventories	585	(10)
Other assets	(4,921)	(7,166)
Trade payables	1,663	(4,269)
Accrued interest payable	170	3
Other liabilities	(4,309)	5,645
Net cash flows provided by operating activities	144,108	103,784
Cash flows used in investing activities:
Purchases of property and equipment	(36,364)	(83,667)
Proceeds from notes receivable related to the Cowlitz Project	32,026	—
Other, net	(1,205)	(3,806)
Net cash flows used in investing activities	(5,543)	(87,473)
Cash flows used in financing activities:
Senior secured credit facility borrowings - revolving and line of credit	641,230	651,569
Senior secured credit facility repayments - revolving and line of credit	(652,230)	(590,005)
Senior secured credit facility repayments - term loans A and B	(37,715)	(67,206)
Other borrowings	11,335	9,200
Other repayments	(2,784)	(138)
Distributions to Mohegan Tribe	(24,000)	(24,000)
Distributions to Mohegan Tribe related to the Cowlitz Project	(730)	(540)
Redemption of Mohegan Tribe membership interest in the Cowlitz Project	(10,000)	—
Other, net	(1,776)	(19)
Net cash flows used in financing activities	(76,670)	(21,139)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	61,895	(4,828)
Effect of exchange rate on cash, cash equivalents, restricted cash and restricted cash equivalents	(3,706)	11,611
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	234,626	239,056
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$292,815	$245,839
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the condensed consolidated balance sheets:
Cash and cash equivalents	$91,396	$101,060
Restricted cash and cash equivalents, current	1,314	1,339
Restricted cash and cash equivalents, non-current	200,105	143,440
Cash, cash equivalents, restricted cash and restricted cash equivalents	$292,815	$245,839
Supplemental disclosures:
Cash paid for interest	$61,310	$53,119
Non-cash transactions:
Construction payables	$12,808	$13,364
Senior secured credit facility reductions	$13,295	$—
Payment by third-party for iGame license	$8,000	$—
Conversion of Redemption Liability to Redemption Note Payable	$—	$74,084
Share redemption related to Project Inspire	$—	$6,335
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
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Certain immaterial line items in the accompanying condensed consolidated financial statements for the three months and six months ended March 31, 2018 have been combined or reclassified to conform to fiscal 2019 presentation.

In its first quarter of fiscal 2019, the Company made an out-of-period correction, which decreased property and equipment, net as of March 31, 2019 and increased depreciation and amortization expense by $6.3 million for the six months ended March 31, 2019. This adjustment resulted from the assignment, in a prior year, of an incorrect useful life to depreciate a long lived asset related to tenant allowances.

In its second quarter of fiscal 2019, the Company committed to a plan to repurpose the recently closed Casino of the Wind section of Mohegan Sun. In connection with this decision, the Company determined that certain assets related to the Casino of the Wind had no alternative future use. Accordingly, depreciation on these assets was accelerated, which decreased property and equipment, net as of March 31, 2019 and increased depreciation and amortization expense by $21.6 million for the three months and six months ended March 31, 2019.
iGame License
On January 25, 2019, Mohegan Sun Pocono entered into a revenue sharing agreement with Unibet Interactive Inc. (“Unibet”), pursuant to which Mohegan Sun Pocono will allow Unibet the use of its interactive gaming (“iGame”) license to operate a branded retail sportsbook at Mohegan Sun Pocono and an online gaming service in exchange for a portion of the related revenues earned by Unibet. In connection with this agreement, Unibet paid the required $8.0 million iGame license fee to the Pennsylvania Gaming Control Board on behalf of Mohegan Sun Pocono. The Company recorded the $8.0 million iGame license fee, which is reimbursable to Unibet under certain conditions, as an indefinite useful life intangible asset with a corresponding long-term contract liability. The intangible asset will be assessed at least annually for impairment.
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
The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, receivables, trade payables and certain promissory notes, including a redemption note payable, approximates fair value. The estimated fair values of the Company's long-term debt were as follows (in thousands):

	March 31, 2019
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$55,000	$52,525
Senior Secured Credit Facility - Term Loan A	$284,901	$281,243
Senior Secured Credit Facility - Term Loan B	$807,883	$781,194
2016 7 7/8% Senior Unsecured Notes	$489,686	$495,000
The estimated fair values of the Company's long-term debt were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about March 31, 2019.

NOTE 2—NEW ACCOUNTING STANDARDS:
The following accounting standards were adopted during the three months and six months ended March 31, 2019:
ASU 2014-09
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.
Effective October 1, 2018, the Company adopted ASC 606, on a modified retrospective basis, for all contracts at the date of initial adoption. The Company recognized the cumulative-effect of initially adopting ASC 606 as a decrease to retained earnings and a corresponding increase to other current liabilities. Comparative information for the three months and six months ended March 31, 2018 has not been restated and continues to be reported under accounting standards in effect for those periods. The adoption of ASC 606 did not have a material effect on the Company’s net loss for the three months and six months ended March 31, 2019.
The cumulative-effect of initially adopting ASC 606 was as follows (in thousands):

	September 30, 2018	ASC 606 Adjustment	October 1, 2018
Other current liabilities	$123,303	$41,575	$164,878
Retained earnings	$250,707	$(41,575)	$209,132
The impact of adopting ASC 606 on the accompanying condensed consolidated balance sheet as of March 31, 2019 was as follows (in thousands):

	Balance under ASC 606	Balance without ASC 606	Impact of Change
	March 31, 2019	March 31, 2019	Higher/ (Lower)
Other current liabilities	$165,741	$126,285	$39,456
Retained earnings	$174,053	$213,509	$(39,456)

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The impact of adopting ASC 606 on the accompanying condensed consolidated statement of loss for the three months ended March 31, 2019 was as follows (in thousands):

			Promotional	Promotional		Gross vs. Net		Impact of
	Balance	Loyalty	Allowances	Allowances	Cash	Presentation	Balance	Change
	under	Points	(Discretionary)	(Non-Discretionary)	Giveaways	and Other	without	Higher/
	ASC 606	(1)	(2)	(2)	(3)	(4)	ASC 606	(Lower)
Revenues:
Gaming	$211,819	$296	$(38,947)	$(15,330)	$(1,580)	$5,525	$261,855	$(50,036)
Food and beverage	33,508	—	10,897	—	—	825	21,786	11,722
Hotel	22,005	—	6,076	—	—	168	15,761	6,244
Retail, entertainment and other	40,365	—	6,825	1,284	—	(1,624)	33,880	6,485
Gross revenues	307,697	296	(15,149)	(14,046)	(1,580)	4,894	333,282	(25,585)
Less-Promotional allowances	—	—	16,357	6,179	—	811	(23,347)	23,347
Net revenues	307,697	296	1,208	(7,867)	(1,580)	5,705	309,935	(2,238)
Operating costs and expenses:
Gaming	125,970	(516)	(1,720)	(26,652)	(1,580)	5,837	150,601	(24,631)
Food and beverage	26,084	—	2,928	7,564	—	825	14,767	11,317
Hotel	10,026	—	—	2,391	—	168	7,467	2,559
Retail, entertainment and other	19,507	—	—	8,830	—	(1,266)	11,943	7,564
Advertising, general and administrative	47,112	—	—	—	—	141	46,971	141
Corporate	12,464	—	—	—	—	—	12,464	—
Depreciation and amortization	42,782	—	—	—	—	—	42,782	—
Other, net	1,526	—	—	—	—	—	1,526	—
Total operating costs and expenses	285,471	(516)	1,208	(7,867)	(1,580)	5,705	288,521	(3,050)
Income from operations	$22,226	$812	$—	$—	$—	$—	$21,414	$812

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The impact of adopting ASC 606 on the accompanying condensed consolidated statement of loss for the six months ended March 31, 2019 was as follows (in thousands):

			Promotional	Promotional		Gross vs. Net		Impact of
	Balance	Loyalty	Allowances	Allowances	Cash	Presentation	Balance	Change
	under	Points	(Discretionary)	(Non-Discretionary)	Giveaways	and Other	without	Higher/
	ASC 606	(1)	(2)	(2)	(3)	(4)	ASC 606	(Lower)
Revenues:
Gaming	$433,754	$1,515	$(69,683)	$(33,177)	$(4,259)	$11,175	$528,183	$(94,429)
Food and beverage	68,314	—	20,998	—	—	1,974	45,342	22,972
Hotel	44,982	—	12,074	—	—	332	32,576	12,406
Retail, entertainment and other	80,147	—	6,977	2,889	—	(3,586)	73,867	6,280
Gross revenues	627,197	1,515	(29,634)	(30,288)	(4,259)	9,895	679,968	(52,771)
Less-Promotional allowances	—	—	32,007	12,560	—	1,517	(46,084)	46,084
Net revenues	627,197	1,515	2,373	(17,728)	(4,259)	11,412	633,884	(6,687)
Operating costs and expenses:
Gaming	254,634	(611)	(3,431)	(56,281)	(4,259)	11,589	307,627	(52,993)
Food and beverage	52,531	—	5,804	14,919	—	1,974	29,834	22,697
Hotel	19,829	—	—	4,982	—	332	14,515	5,314
Retail, entertainment and other	40,269	—	—	18,652	—	(2,733)	24,350	15,919
Advertising, general and administrative	96,130	—	—	—	—	250	95,880	250
Corporate	24,889	—	—	—	—	—	24,889	—
Depreciation and amortization	69,872	—	—	—	—	—	69,872	—
Other, net	3,447	—	—	—	—	—	3,447	—
Total operating costs and expenses	561,601	(611)	2,373	(17,728)	(4,259)	11,412	570,414	(8,813)
Income from operations	$65,596	$2,126	$—	$—	$—	$—	$63,470	$2,126
The items most significantly impacted by the adoption of ASC 606 were as follows:
(1) ASC 606 modified the accounting related to loyalty points. The Company’s loyalty reward programs allow patrons to utilize their reward membership cards to earn loyalty points that are redeemable for complimentary items such as food and beverage, lodging and retail products. Under ASC 606, the Company is required to utilize a deferred revenue model to reduce gaming revenues by the estimated fair value of loyalty points earned by patrons and recognize the related revenues when such loyalty points are redeemed. The deferred revenue liability is based on the estimated stand-alone selling price (“SSP”) of loyalty points earned after factoring in the likelihood of redemption. Prior to the adoption of ASC 606, the liability for unredeemed loyalty points was estimated based on expected redemption rates and estimated costs of the goods and services to be provided.
(2) ASC 606 modified the accounting related to promotional allowances. The Company no longer recognizes revenues for complimentary items provided to patrons or for goods and services provided to patrons in connection with loyalty point redemptions as gross revenues with a corresponding offset to promotional allowances to arrive at net revenues. The majority of such amounts previously included within promotional allowances now offset gaming revenues based on an allocation of revenues to performance obligations utilizing SSP. These changes resulted in the elimination of promotional allowances and the reclassification of revenues between the various revenue line items.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

(3) ASC 606 modified the accounting related to cash giveaways. The Company now records cash giveaways as a reduction to gaming revenues. Prior to the adoption of ASC 606, the Company recorded cash giveaways as expenses. This change resulted in decreases in both gaming revenues and expenses.

(4) ASC 606 modified gross versus net presentation related to certain fees. The Company now records mandatory service charges on food and beverage items and wide area progressive operator fees on a gross basis, with amounts received from patrons recorded as revenues and the corresponding amounts paid recorded as expenses. This change resulted in increases in both revenues and expenses.
The Company’s revenues from contracts with customers consist of gaming, food and beverage, hotel, retail, entertainment and convention related transactions, as well as management and development services related to management and development contracts with third-party facilities.
The transaction price in a gaming contract is the difference between gaming wins and losses, not the total amount wagered. The transaction price in a racing contract, inclusive of live racing at the Company’s facilities, as well as import and export arrangements, is the commission received from the pari-mutuel pool less contractual fees and obligations, which primarily consist of purse funding requirements, simulcasting fees, tote fees and certain pari-mutuel taxes that are directly related to racing operations. The transaction prices in food and beverage, hotel, retail, entertainment and convention contracts are the net amounts collected for such goods and services. Sales and other taxes collected on behalf of governmental authorities are accounted for on a net basis and are not included in revenues or expenses. The transaction prices in management and development service contracts are the amounts collected for services rendered in accordance with contractual terms, inclusive of reimbursable costs and expenses.
Gaming transactions involve two performance obligations for patrons participating in the Company’s loyalty reward programs and a single performance obligation for patrons that do not participate. The Company applies a practical expedient by accounting for gaming contracts on a portfolio basis, as such contracts share similar characteristics. The Company does not expect the effects on its condensed consolidated financial statements under this approach to differ materially versus under an individual contract basis. Revenues allocated to gaming performance obligations are recognized when gaming occurs as such activities are settled immediately. Revenues allocated to the loyalty points deferred revenue liability are recognized when loyalty points are redeemed. The deferred revenue liability is based on the estimated SSP of the loyalty points earned after factoring in the likelihood of redemption.
Food and beverage, hotel, retail, entertainment and convention transactions have been determined to be separate, stand-alone performance obligations and revenues for such contracts are recognized when the related goods and services are transferred to patrons. Revenues from contracts which include a combination of these transactions are allocated on a pro rata basis based on the goods' and services' SSP.
Management and development services have been determined to be separate, stand-alone performance obligations and revenues for such contracts are recognized when the related services are performed.
Revenue Disaggregation
The Company is a geographically diversified, multi-jurisdictional owner, operator and manager of gaming facilities. The Company’s current operations are focused within Connecticut and Pennsylvania. The Company also currently manages other gaming facilities elsewhere within the United States. The Company generates revenues by providing the following types of goods and services: gaming, food and beverage, hotel, retail, entertainment and other and management and development.
Revenue disaggregation by geographic location and revenue type for the three months ended March 31, 2019 was as follows (in thousands):

	Connecticut	Pennsylvania	Other
	(Mohegan Sun)	(Mohegan Sun Pocono)	(Corporate and Other)
Gaming	$159,831	$51,988	$—
Food and beverage	28,080	5,479	(51)
Hotel	19,989	2,017	(1)
Retail, entertainment and other	30,491	1,757	338
Management and development	—	—	7,839
Net revenues	$238,391	$61,241	$8,125

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Revenue disaggregation by geographic location and revenue type for the six months ended March 31, 2019 was as follows (in thousands):

	Connecticut	Pennsylvania	Other
	(Mohegan Sun)	(Mohegan Sun Pocono)	(Corporate and Other)
Gaming	$330,313	$103,441	$—
Food and beverage	57,215	11,192	(93)
Hotel	41,209	3,775	(2)
Retail, entertainment and other	62,333	3,624	759
Management and development	—	—	13,551
Net revenues	$491,070	$122,032	$14,215

Contract and Contract-Related Liabilities
There may exist a difference between the timing of cash receipts from patrons and the recognition of revenues, resulting in a contract or contract-related liability. In general, the Company has three types of such liabilities: (1) outstanding gaming chips and slot tickets liability, which represents amounts owed in exchange for outstanding gaming chips and slot tickets held by patrons, (2) loyalty points deferred revenue liability, as discussed above, and (3) patron advances and other liability, which primarily represents funds deposited in advance by patrons for gaming and advance payments by patrons for goods and services such as advance ticket sales, deposits on rooms and convention space and gift card purchases. These liabilities are generally expected to be recognized as revenues within one year and are recorded within other current liabilities.

The following table summarizes these liabilities (in thousands):

	March 31, 2019	October 1, 2018	Increase/ (Decrease)
Outstanding gaming chips and slot tickets liability	$6,751	$3,298	$3,453
Loyalty points deferred revenue liability	$40,533	$42,314	$(1,781)
Patron advances and other liability	$25,747	$17,530	$8,217
As of March 31, 2019, an $8.0 million contract liability related to Mohegan Sun Pocono's recent revenue sharing agreement with Unibet is recorded within other long-term liabilities (refer to Note 1).
ASU 2016-18
           In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the total change during the period in cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 in its first quarter of fiscal 2019 on a retrospective basis. Transfers between cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents are no longer included within investing activities and, as such, the details of such transfers are not reported as cash flow activities in the statement of cash flows. This resulted in a $16.7 million change to net cash flows used in investing activities for the six months ended March 31, 2018.

The following accounting standards will be adopted in future reporting periods:
ASU 2016-02
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016‑02”), which will require, among other things, lessees to recognize a right-of-use asset and a lease liability for leases with terms in excess of 12 months and the disclosure of key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” and ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”, which clarified various aspects of the new standard. ASU 2016‑02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 provides various optional practical expedients in transition, which the Company continues to evaluate. In July 2018, the FASB issued ASU 2018-11, “Leases - Targeted Improvements,” as an update to ASU 2016-02. This update added an optional transition method of adoption which allows for the recognition of the cumulative-effect of initially adopting ASU 2016-02 as an adjustment to retained earnings in the period of adoption without recasting prior periods' financial statements. The Company will adopt ASU 2016-02 in its first quarter of fiscal 2020, on a modified retrospective basis, and will recognize the cumulative-effect of its initial adoption as an adjustment to retained earnings as of October 1, 2019. While the Company continues to evaluate the impact ASU 2016-02 will have on its financial statements and

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

related disclosures, the actual impact of this new standard will be dependent upon the Company’s lease portfolio at the time of adoption. The adoption of ASU 2016-02 is expected to have a material impact on the Company’s financial statements, as the Company has significant operating lease commitments that are off-balance sheet under current accounting standards.
ASU 2018-13
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which adds, amends and removes certain disclosure requirements related to fair value measurements. ASU 2018-13 requires enhanced disclosures on valuation techniques and inputs that a reporting entity uses to determine its measures of fair value, including judgments and assumptions that the entity makes and the uncertainties in the fair value measurements as of the reporting date. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019. Certain amended or eliminated disclosure requirements may be adopted earlier, while certain additional disclosure requirements can be adopted on its effective date. In addition, certain changes required by this new standard require retrospective adoption, while other changes must be adopted prospectively. The Company is currently evaluating the impact ASU 2018-13 will have on its financial statements.

NOTE 3—COWLITZ PROJECT:
On December 4, 2018, the Company received $106.6 million from the Cowlitz Tribal Gaming Authority. This amount represented the full repayment of the then-outstanding notes and accrued interest, through the repayment date, due to Salishan-Mohegan, LLC in connection with the development of ilani Casino Resort, totaling $32.0 million and $74.6 million, respectively.
    On January 1, 2019, the Mohegan Tribe surrendered its interest in Salishan-Mohegan, LLC and a related entity for total consideration of $10 million, which the Company believes represented its fair value. Effective January 1, 2019, the Company receives 100% of the management fees related to the Cowlitz Project, as well as the Mohegan Tribe's share of development fees.

NOTE 4—NIAGARA:
In September 2018, MGE Niagara Entertainment Inc. (“MGE Niagara”), a subsidiary currently wholly-owned by the Company, was selected by the Ontario Lottery and Gaming Corporation (the “OLG”) as the service provider for Fallsview Casino Resort, Casino Niagara and the future 5,000-seat Niagara Falls Entertainment Centre, all in Niagara Falls, Canada (the “Niagara Gaming Bundle”) and entered into a Transition and Asset Purchase Agreement with the OLG to acquire certain assets associated with the Niagara Gaming Bundle, with an anticipated closing date of June 11, 2019 (the “Closing Date”), subject to customary closing conditions. The aggregate purchase price for these assets, exclusive of working capital and taxes, will approximate 89 million Canadian dollars (approximately 67 million United States dollars) and is expected to be funded with proceeds from certain project financing, a portion of which may be convertible into a minority equity interest of MGE Niagara subsequent to the Closing Date. Also on the Closing Date, MGE Niagara will, among other things, enter into a Casino Operating and Services Agreement (“COSA”), pursuant to which MGE Niagara will assume the day-to-day operations of the Niagara Gaming Bundle from the Closing Date through March 31, 2040, and a lease for the Fallsview Casino Resort property for the term of the COSA.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 5—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands):

	March 31, 2019	September 30, 2018
Senior Secured Credit Facility - Revolving	$55,000	$66,000
Senior Secured Credit Facility - Term Loan A, net of discount and debt issuance costs of $5,414 and $6,661, respectively	284,901	311,466
Senior Secured Credit Facility - Term Loan B, net of discount and debt issuance costs of $18,777 and $20,571, respectively	807,883	810,430
2016 7 7/8% Senior Unsecured Notes, net of discount and debt issuance costs of $10,314 and $11,033, respectively	489,686	488,967
Mohegan Expo Credit Facility, net of debt issuance costs of $1,121 and $1,319, respectively	30,409	31,980
Guaranteed Credit Facility, net of debt issuance costs of $1,351 and $1,262, respectively	32,992	22,403
Redemption Note Payable, net of discount of $28,832 and $33,635, respectively	85,968	81,165
Other	1,311	1,744
Long-term debt	1,788,150	1,814,155
Less: current portion of long-term debt	(76,809)	(73,232)
Long-term debt, net of current portion	$1,711,341	$1,740,923
Senior Secured Credit Facilities - Non-cash Transactions
On March 31, 2019, the bank that administers the Company's debt service payments for its Senior Secured Credit Facilities made certain required and optional principal payments on behalf of the Company totaling $13.3 million, but did not accordingly debit the Company's bank account for these payments. As of March 31, 2019, the Company reflected these non-cash transactions as reductions to current portion of long-term debt and corresponding increases to other current liabilities. In the following month, the bank withdrew the payments from the Company's bank account, resulting in reductions to the Company's cash and cash equivalents and other current liabilities.
Guaranteed Credit Facility - Second Advance
On October 30, 2018, the Company entered into a follow-on loan agreement with certain third-party lenders providing for an $11.3 million term loan under the Indian Loan Guaranty, Insurance and Interest Subsidy Program (the “BIA Loan Guaranty Program”). This term loan, combined with an initial term loan issued under the BIA Loan Guaranty Program in late September 2018, completes the allocation to the Company of $35.0 million in guaranteed term loans under the BIA Loan Guaranty Program. Like the initial facility, this term loan is secured by a 90% loan guarantee by the Department of the Interior, Assistant Secretary—Indian Affairs, Division of Capital Investment, and is otherwise identical to the initial facility, including use of proceeds, maturity, amortization, interest rate and covenant requirements.
Debt Covenant Compliance
As of March 31, 2019, the Company was in compliance with all financial covenants.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 6—SEGMENT REPORTING:
The following table summarizes the Company's results on a segment basis (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Net revenues:
Mohegan Sun	$238,391	$260,354	$491,070	$523,291
Mohegan Sun Pocono	61,241	67,130	122,032	131,934
Corporate and other	8,125	4,593	14,215	8,396
Inter-segment revenues	(60)	(60)	(120)	(120)
Total	$307,697	$332,017	$627,197	$663,501

Income (loss) from operations:
Mohegan Sun	$19,913	$57,779	$63,976	$114,172
Mohegan Sun Pocono	8,214	8,872	15,406	16,547
Corporate and other	(5,901)	(10,579)	(13,786)	(19,647)
Total	$22,226	$56,072	$65,596	$111,072

			For the Six Months Ended
			March 31, 2019	March 31, 2018
Capital expenditures incurred:
Mohegan Sun			$17,101	$56,482
Mohegan Sun Pocono			1,631	3,786
Corporate and other			19,693	12,267
Total			$38,425	72,535

			March 31, 2019	September 30, 2018
Total assets:
Mohegan Sun			$1,319,822	$1,364,169
Mohegan Sun Pocono			580,982	581,079
Corporate and other			355,739	366,871
Total			$2,256,543	$2,312,119

NOTE 7—COMMITMENTS AND CONTINGENCIES:
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
Our gaming operation at Mohegan Sun is one of only two gaming operations in Connecticut offering slot machines and table games. Through our subsidiary, Downs Racing, L.P., we also own and operate Mohegan Sun Pocono, a gaming and entertainment facility located in Plains Township, Pennsylvania. We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Mohegan Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.
Market and Competition from Other Gaming Operations
Our gaming operation at Mohegan Sun is one of two gaming facilities in Connecticut. We also face competition from gaming facilities in Massachusetts, Rhode Island, New York and New Jersey. In addition, we face competition in and from the northeastern Pennsylvania gaming market. Please refer to “Part I. Item 1. Business-Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and our other reports and filings with the SEC for further details regarding current and potential competition from other gaming operations.

Results of Operations
The following table summarizes our results on a segment basis (in thousands):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2019	2018	Variance	Percentage Variance	2019	2018	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$238,391	$260,354	$(21,963)	(8.4)%	$491,070	$523,291	$(32,221)	(6.2)%
Mohegan Sun Pocono	61,241	67,130	(5,889)	(8.8)%	122,032	131,934	(9,902)	(7.5)%
Corporate and other	8,125	4,593	3,532	76.9%	14,215	8,396	5,819	69.3%
Inter-segment revenues	(60)	(60)	—	—	(120)	(120)	—	—
Total	$307,697	$332,017	$(24,320)	(7.3)%	$627,197	$663,501	$(36,304)	(5.5)%
Income (loss) from operations:
Mohegan Sun	$19,913	$57,779	$(37,866)	(65.5)%	$63,976	$114,172	$(50,196)	(44.0)%
Mohegan Sun Pocono	8,214	8,872	(658)	(7.4)%	15,406	16,547	(1,141)	(6.9)%
Corporate and other	(5,901)	(10,579)	4,678	44.2%	(13,786)	(19,647)	5,861	29.8%
Total	$22,226	$56,072	$(33,846)	(60.4)%	$65,596	$111,072	$(45,476)	(40.9)%
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$(12,358)	$28,608	$(40,966)	N.M.	$(1,736)	$57,817	$(59,553)	N.M.
_________
N.M. - Not meaningful.
The most significant factors and trends that impacted our operating and financial performance were as follows:

•	lower gaming volumes;

•	lower table game hold percentage;

•	a strong entertainment calendar at Mohegan Sun;

•	higher management fees earned;

•	increasingly competitive gaming markets;

•	higher depreciation expense; and

•	higher interest expense.

Mohegan Sun
Revenues
Net revenues declined by $22.0 million, or 8.4%, to $238.4 million for the three months ended March 31, 2019 compared to $260.4 million in the same period in the prior year. Net revenues declined by $32.2 million, or 6.2%, to $491.1 million for the six months ended March 31, 2019 compared to $523.3 million in the same period in the prior year. After factoring in the impact of adopting the new revenue recognition standard, these results were primarily driven by lower gaming revenues, partially offset by higher overall non-gaming revenues. The declines in gaming revenues reflected lower table game revenues which were primarily driven by decreased hold percentages and lower slot revenues which were negatively impacted by softer volumes. Non-gaming revenues benefited from a strong entertainment calendar featuring additional headliner shows, as well as the opening of our Earth Expo & Convention Center in June 2018.
Operating Costs and Expenses
Operating costs and expenses increased by $15.9 million, or 7.8%, to $218.5 million for the three months ended March 31, 2019 compared to $202.6 million in the same period in the prior year. Operating costs and expenses increased by $18.0 million, or 4.4%, to $427.1 million for the six months ended March 31, 2019 compared to $409.1 million in the same period in the prior year. After factoring in the impact of adopting the new revenue recognition standard, the increases in operating costs and expenses were principally due to higher depreciation expense. During the three months ended March 31, 2019, we committed to a plan to repurpose the recently closed Casino of the Wind section of Mohegan Sun. In connection with this decision, we determined that certain assets related to the Casino of the Wind had no alternative future use. Accordingly, depreciation on these assets was accelerated by $21.6 million. The increase in depreciation expense for the six months ended March 31, 2019 also reflected an out-of-period correction which increased depreciation expense by $6.3 million. Overall, these two items increased depreciation expense by $21.6 million and $27.9 million for the three months and six months ended March 31, 2019, respectively. These results were partially offset by reductions in payroll costs and certain casino marketing and promotional expenses, along with lower slot win contribution expenses commensurate with the declines in slot revenues.
Mohegan Sun Pocono
Revenues
Net revenues declined by $5.9 million, or 8.8%, to $61.2 million for the three months ended March 31, 2019 compared to $67.1 million in the same period in the prior year. Net revenues declined by $9.9 million, or 7.5%, to $122.0 million for the six months ended March 31, 2019 compared to $131.9 million in the same period in the prior year. After factoring in the impact of adopting the new revenue recognition standard, these results were primarily driven by lower gaming revenues. Slot revenues were negatively impacted by lower volumes, while table game revenues reflected lower volumes and hold percentages.
Operating Costs and Expenses
Operating costs and expenses decreased by $5.3 million, or 9.1%, to $53.0 million for the three months ended March 31, 2019 compared to $58.3 million in the same period in the prior year. Operating costs and expenses decreased by $8.8 million, or 7.6%, to $106.6 million for the six months ended March 31, 2019 compared to $115.4 million in the same period in the prior year. The reductions in operating costs and expenses were primarily driven by lower payroll costs, as well as lower slot machine and table game tax expenses commensurate with the declines in slot and table game revenues.
Corporate and Other
Revenues
Net revenues increased by $3.5 million, or 76.1%, to $8.1 million for the three months ended March 31, 2019 compared to $4.6 million in the same period in the prior year. Net revenues increased by $5.8 million, or 69.0%, to $14.2 million for the six months ended March 31, 2019 compared to $8.4 million in the same period in the prior year. These results were primarily due to higher management fees from ilani Casino Resort driven principally by continued improvement in performance at the property.
Operating Costs and Expenses
Operating costs and expenses decreased by $1.2 million, or 7.9%, to $14.0 million for the three months ended March 31, 2019 compared to $15.2 million in the same period in the prior year. The reduction in operating costs and expenses for the three months ended March 31, 2019 was primarily due to lower development costs and expenses associated with certain diversification initiatives. Operating costs and expenses totaled $28.0 million for the six months ended March 31, 2019, relatively flat compared to the same period in the prior year.

Other Expenses
Other expenses increased by $6.8 million, or 24.5%, to $34.5 million for the three months ended March 31, 2019 compared to $27.7 million in the same period in the prior year. Other expenses increased by $13.2 million, or 24.4%, to $67.2 million for the six months ended March 31, 2019 compared to $54.0 million in the same period in the prior year. These results were primarily due to higher interest expense. Interest expense increased by $4.3 million, or 14.0%, to $35.1 million for the three months ended March 31, 2019 compared to $30.8 million in the same period in the prior year. Interest expense increased by $12.0 million, or 20.3%, to $71.1 million for the six months ended March 31, 2019 compared to $59.1 million in the same period in the prior year. These results were driven by higher weighted average interest rate and weighted average outstanding debt. Weighted average interest rate was 7.5% and 7.4% for the three months and six months ended March 31, 2019, respectively, compared to 6.8% and 6.7% for the three months and six months ended March 31, 2018, respectively. Weighted average outstanding debt was $1.88 billion and $1.92 billion for the three months and six months ended March 31, 2019, respectively, compared to $1.81 billion and $1.77 billion for the three months and six months ended March 31, 2018, respectively.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun and Mohegan Sun Pocono during the months of May through August. Accordingly, our operating results for the three months and six months ended March 31, 2019 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
As of March 31, 2019 and September 30, 2018, we held cash and cash equivalents of $91.4 million and $103.9 million, respectively. Inclusive of letters of credit, which reduce borrowing availability under our revolving facility, we had approximately $192.7 million of borrowing capacity under the revolving facility and line of credit as of March 31, 2019. As a result of the cash based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization.
Cash provided by operating activities increased by $40.3 million, or 38.8%, to $144.1 million for the six months ended March 31, 2019 compared to $103.8 million in the same period in the prior year, primarily due to the receipt of $74.6 million from the Cowlitz Tribal Gaming Authority related to accrued interest on funds previously advanced for the Cowlitz Project. These results were partially offset by a reduction in net income after factoring in non-cash items, combined with higher working capital requirements.
Cash used in investing activities decreased by $82.0 million, or 93.7%, to $5.5 million for the six months ended March 31, 2019 compared to $87.5 million in the same period in the prior year, primarily as a result of lower capital expenditures, combined with the receipt of $32.0 million from the Cowlitz Tribal Gaming Authority related to funds previously advanced for the Cowlitz Project. Capital expenditures totaled $38.4 million for the six months ended March 31, 2019, comprising maintenance and development and Project Inspire-related capital expenditures totaling $18.7 million and $19.7 million, respectively.
Cash used in financing activities increased by $55.6 million, or 263.5%, to $76.7 million for the six months ended March 31, 2019 compared to $21.1 million in the same period in the prior year, primarily due to higher debt repayments. The increase in cash used in financing activities also reflected a $10.0 million payment to the Mohegan Tribe in connection with our acquisition of its interest in the Cowlitz Project.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, distributions to the Mohegan Tribe and capital expenditures for at least the next twelve months; however, we can provide no assurance in this regard.
Critical Accounting Policies and Estimates
Impairment of Goodwill
We perform annual impairment assessments of the goodwill related to Mohegan Sun Pocono by factoring in property cash flow assumptions, macroeconomic conditions, industry and market trends, and entity-specific risks. These assumptions are highly judgmental and subject to change. In our fourth quarter of fiscal 2018, we determined that the fair value of the goodwill exceeded its carrying value by less than 10%. Accordingly, we plan to monitor the aforementioned goodwill valuation assumptions and should there be a material variance from the prior analysis, we may be required to perform an impairment assessment earlier than our fourth quarter of fiscal 2019.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of March 31, 2019, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest on the basis of a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the credit facilities. Based on our variable rate outstanding debt as of March 31, 2019, a 100 basis point change in average interest rate would impact annual interest expense by approximately $12.4 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	May 9, 2019	By:	/S/ RALPH JAMES GESSNER JR.
Ralph James Gessner Jr. Interim Chairman and Member, Management Board

Date:	May 9, 2019	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	May 9, 2019	By:	/S/ DREW M. KELLEY
Drew M. Kelley Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)