Form 10-Q
period 2019-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2019-08-13
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$162,066	$103,944
Restricted cash and cash equivalents	9,321	1,036
Accounts receivable, net of allowance for doubtful accounts of $11,825 and $12,265, respectively	54,082	44,532
Inventories	19,080	15,357
Notes receivable	5,076	109,859
Other current assets	40,492	22,129
Total current assets	290,117	296,857
Restricted cash and cash equivalents	176,986	129,646
Property and equipment, net	1,520,239	1,395,369
Goodwill	39,459	39,459
Other intangible assets, net	445,860	403,495
Notes receivable	—	1,857
Other assets, net	70,656	45,436
Total assets	$2,543,317	$2,312,119
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$77,824	$73,232
Current portion of capital lease obligations	2,349	—
Trade payables	15,670	14,704
Accrued payroll	57,552	54,380
Construction payables	15,739	10,747
Accrued interest payable	10,232	19,418
Other current liabilities	179,661	123,303
Total current liabilities	359,027	295,784
Long-term debt, net of current portion	1,859,119	1,740,923
Capital lease obligations, net of current portion	26,791	—
Other long-term liabilities	108,817	4,618
Total liabilities	2,353,754	2,041,325
Commitments and Contingencies
Capital:
Retained earnings	178,892	250,707
Accumulated other comprehensive income	3,206	11,062
Total capital attributable to Mohegan Tribal Gaming Authority	182,098	261,769
Non-controlling interests	7,465	9,025
Total capital	189,563	270,794
Total liabilities and capital	$2,543,317	$2,312,119
On October 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), on a modified retrospective basis. Please refer to Note 2 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:
Gaming	$235,418	$295,417	$669,172	$871,158
Food and beverage	37,171	22,386	105,485	65,376
Hotel	23,794	15,711	68,776	45,575
Retail, entertainment and other	51,224	36,038	131,371	98,775
Gross revenues	347,607	369,552	974,804	1,080,884
Less-Promotional allowances	—	(24,649)	—	(72,480)
Net revenues	347,607	344,903	974,804	1,008,404
Operating costs and expenses:
Gaming, including related party transactions of $703, $1,125, $2,107 and $3,629, respectively	135,238	164,108	389,872	490,224
Food and beverage	29,080	10,552	81,611	30,921
Hotel, including related party transactions of $2,161, $2,161, $6,483 and $6,662, respectively	12,052	6,945	31,881	20,597
Retail, entertainment and other	22,934	12,530	63,203	33,736
Advertising, general and administrative, including related party transactions of $10,601, $10,078, $33,417 and $31,465, respectively	53,534	49,093	149,664	149,065
Corporate, including related party transactions of $1,821, $1,505, $4,655 and $4,777, respectively	13,839	13,008	38,728	39,251
Depreciation and amortization	22,810	20,664	92,682	60,699
Other, net	2,910	4,099	6,357	8,935
Total operating costs and expenses	292,397	280,999	853,998	833,428
Income from operations	55,210	63,904	120,806	174,976
Other income (expense):
Interest income	1,149	3,878	5,639	11,624
Interest expense	(35,690)	(33,106)	(106,832)	(92,248)
Other, net	(792)	139	(1,312)	(2,428)
Total other expense	(35,333)	(29,089)	(102,505)	(83,052)
Net income	19,877	34,815	18,301	91,924
(Income) loss attributable to non-controlling interests	(38)	193	(198)	901
Net income attributable to Mohegan Tribal Gaming Authority	19,839	35,008	18,103	92,825
Comprehensive income:
Foreign currency translation adjustment	(4,041)	(6,750)	(8,346)	9,457
Other	—	—	44	—
Other comprehensive income (loss)	(4,041)	(6,750)	(8,302)	9,457
Other comprehensive (income) loss attributable to non-controlling interests	231	1,657	446	(7,369)
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	(3,810)	(5,093)	(7,856)	2,088
Comprehensive income attributable to Mohegan Tribal Gaming Authority	$16,029	$29,915	$10,247	$94,913
On October 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), on a modified retrospective basis. Please refer to Note 2 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital Attributable to Mohegan Tribal Gaming Authority	Non-controlling Interests	Total Capital
Balance, March 31, 2019	$174,053	$7,016	$181,069	$7,658	$188,727
Net income	19,839	—	19,839	38	19,877
Foreign currency translation adjustment	—	(3,810)	(3,810)	(231)	(4,041)
Distributions to Mohegan Tribe	(15,000)	—	(15,000)	—	(15,000)
Balance, June 30, 2019	$178,892	$3,206	$182,098	$7,465	$189,563

Balance, September 30, 2018	$250,707	$11,062	$261,769	$9,025	$270,794
Cumulative-effect adjustment for the adoption of ASC 606 "Revenue from Contracts with Customers"	(41,575)	—	(41,575)	—	(41,575)
Net income	18,103	—	18,103	198	18,301
Foreign currency translation adjustment	—	(7,900)	(7,900)	(446)	(8,346)
Distributions to Mohegan Tribe	(39,000)	—	(39,000)	—	(39,000)
Distributions to Mohegan Tribe related to the Cowlitz Project	(730)	—	(730)	—	(730)
Redemption of Mohegan Tribe membership interest in the Cowlitz Project	(4,114)	—	(4,114)	(5,886)	(10,000)
Redemption of membership interest related to the New England Black Wolves franchise	(4,499)	—	(4,499)	4,574	75
Other	—	44	44	—	44
Balance, June 30, 2019	$178,892	$3,206	$182,098	$7,465	$189,563

Balance, March 31, 2018	$229,922	$8,306	$238,228	$113,570	$351,798
Net income (loss)	35,008	—	35,008	(193)	34,815
Foreign currency translation adjustment	—	(5,093)	(5,093)	(1,657)	(6,750)
Share redemption related to Project Inspire	(9,996)	7,949	(2,047)	(104,655)	(106,702)
Distributions to Mohegan Tribe	(15,000)	—	(15,000)	—	(15,000)
Distributions to Mohegan Tribe related to the Cowlitz Project	(5,956)	—	(5,956)	—	(5,956)
Balance, June 30, 2018	$233,978	$11,162	$245,140	$7,065	$252,205

Balance, September 30, 2017	$196,645	$1,125	$197,770	$111,399	$309,169
Net income (loss)	92,825	—	92,825	(901)	91,924
Foreign currency translation adjustment	—	2,088	2,088	7,369	9,457
Share redemption related to Project Inspire	(9,996)	7,949	(2,047)	(110,802)	(112,849)
Distributions to Mohegan Tribe	(39,000)	—	(39,000)	—	(39,000)
Distributions to Mohegan Tribe related to the Cowlitz Project	(6,496)	—	(6,496)	—	(6,496)
Balance, June 30, 2018	$233,978	$11,162	$245,140	$7,065	$252,205
On October 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), on a modified retrospective basis. Please refer to Note 2 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	June 30, 2019	June 30, 2018
Cash flows provided by operating activities:
Net income	$18,301	$91,924
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	92,682	60,699
Accretion of discounts	864	1,977
Amortization of discounts and debt issuance costs	14,619	10,795
Provision for losses on receivables	962	2,956
Other, net	(26)	1,419
Changes in operating assets and liabilities, net of effect of the Niagara Gaming Bundle acquisition:
Accounts receivable	(9,023)	148
Accrued interest on notes receivable related to the Cowlitz Project	71,696	(9,565)
Inventories	(269)	(753)
Other assets	(6,901)	(7,413)
Trade payables	965	(3,173)
Accrued interest payable	(9,189)	(10,007)
Other liabilities	(1,712)	6,903
Net cash flows provided by operating activities	172,969	145,910
Cash flows used in investing activities:
Purchases of property and equipment	(52,289)	(112,722)
Acquisition of the Niagara Gaming Bundle, net of cash acquired	(72,287)	—
Proceeds from notes receivable related to the Cowlitz Project	32,026	—
Other, net	(12,698)	(2,969)
Net cash flows used in investing activities	(105,248)	(115,691)
Cash flows provided by (used in) financing activities:
Senior secured credit facility borrowings - revolving and line of credit	1,014,972	1,027,974
Senior secured credit facility repayments - revolving and line of credit	(966,972)	(943,974)
Senior secured credit facility borrowings - term loans A and B, net of discount	—	79,800
Senior secured credit facility repayments - term loans A and B	(51,011)	(67,206)
MGE Niagara credit facility borrowings - term loan	75,220	—
Proceeds from MGE Niagara convertible debenture	30,088	—
Other borrowings	11,335	18,599
Other repayments	(6,938)	(203)
Distributions to Mohegan Tribe	(39,000)	(39,000)
Distributions to Mohegan Tribe related to the Cowlitz Project	(730)	(6,496)
Redemption of Mohegan Tribe membership interest in the Cowlitz Project	(10,000)	—
Share redemption related to Project Inspire	—	(106,702)
Payments of financing fees	(3,256)	(9,750)
Other, net	(1,527)	(1,527)
Net cash flows provided by (used in) financing activities	52,181	(48,485)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	119,902	(18,266)
Effect of exchange rate on cash, cash equivalents, restricted cash and restricted cash equivalents	(6,155)	8,702
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	234,626	239,056
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$348,373	$229,492
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the condensed consolidated balance sheets:
Cash and cash equivalents	$162,066	$201,092
Restricted cash and cash equivalents, current	9,321	475
Restricted cash and cash equivalents, non-current	176,986	27,925
Cash, cash equivalents, restricted cash and restricted cash equivalents	$348,373	$229,492

Supplemental disclosures:
Cash paid for interest	$101,393	$91,855
Non-cash transactions:
Niagara Gaming Bundle - recognition of build-to-suit and parking license assets and liabilities (refer to Note 1)	$82,625	$—
Capital leases	$29,140	$—
Payment by third-party for iGame license	$8,000	$—
Construction payables	$15,739	$16,417
Senior secured credit facility reductions	$13,296	$18,858
Conversion of Redemption Liability to Redemption Note Payable	$—	$74,084
Share redemption related to Project Inspire	$—	$6,335
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—ORGANIZATION AND ACQUISITION OF THE NIAGARA GAMING BUNDLE:
Organization
The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe”) established the Mohegan Tribal Gaming Authority in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Mohegan Tribe on tribal lands and the non-exclusive authority to conduct such activities elsewhere. In June 2017, the Mohegan Tribal Gaming Authority announced a corporate effort to align its brand image with its expanding business, and accordingly rebranded, and is now doing business as Mohegan Gaming & Entertainment (the “Company”). The Company is primarily engaged in the ownership, operation and development of integrated entertainment facilities both domestically and internationally.
Acquisition of the Niagara Gaming Bundle
In September 2018, MGE Niagara Entertainment Inc. (“MGE Niagara”), an indirect wholly-owned subsidiary of the Company, was selected by the Ontario Lottery and Gaming Corporation (the “OLG”) to be the service provider for the Fallsview Casino Resort, Casino Niagara and the future 5,000-seat Niagara Falls Entertainment Centre, all in Niagara Falls, Canada (the “Niagara Gaming Bundle”). Following its selection, MGE Niagara entered into a Transition and Asset Purchase Agreement with the OLG and the Ontario Gaming Assets Corporation. Pursuant to the terms of this agreement, MGE Niagara agreed to acquire certain assets associated with the Niagara Gaming Bundle and to perform certain transition activities in order to facilitate the transition of the operational responsibilities from the previous operator to MGE Niagara.
On June 11, 2019 (the “Closing Date”), MGE Niagara completed the acquisition of the Niagara Gaming Bundle (the “Acquisition”), assumed the day-to-day operations of the properties under the terms of a 21-year Casino Operating and Services Agreement (the “COSA”) with the OLG and engaged in a series of transactions related thereto, including the following:

•
Entered into a lease agreement with the OLG to lease the Fallsview Casino Resort and related administrative office space. This lease agreement requires MGE Niagara to make monthly payments of 2.2 million Canadian dollars ($1.7 million as of June 30, 2019) until the end of the lease term on March 31, 2040. This lease is classified as an operating lease in accordance with guidance provided by Accounting Standards Codification (“ASC”) Topic 840, “Leases” (“ASC 840”).

•
Entered into a lease agreement with a third-party investor to lease Casino Niagara and related license agreements to operate an adjacent parking lot and the right for patrons to use an adjacent parking garage. The lease agreement requires MGE Niagara to make monthly payments of approximately 500,000 Canadian dollars (approximately $381,000 as of June 30, 2019) until the end of the lease term on March 31, 2040 in exchange for the rights under the lease and licenses. The present value of the future payments has been allocated to the respective rights based upon their relative fair value and, in accordance with guidance provided by ASC 840 and ASC Topic 360, “Intangibles - Goodwill and Other”, accounted for as follows: (i) 36.9 million Canadian dollars ($28.1 million as of June 30, 2019) represents the Casino Niagara lease, which is classified as a capital lease, (ii) 6.9 million Canadian dollars ($5.3 million as of June 30, 2019) represents an intangible asset, which is being amortized over the term of the lease on a straight line basis and (iii) the residual allocation of the lease payments is classified as an operating land lease.

•
Committed to entering into a lease agreement with a third-party to lease the Niagara Falls Entertainment Centre following the completion of its construction, which is expected to occur by the end of calendar 2019. Rental payments are still to be determined. The Company is deemed, for accounting purposes only, to be the owner of this construction project, despite not being the legal owner. Accordingly, the Company capitalized 102.9 million Canadian dollars ($78.4 million as of June 30, 2019) for amounts paid as a build-to-suit asset within property and equipment, net and recorded a corresponding build-to-suit liability.

The purchase price of the Acquisition was approximately 96 million Canadian dollars (approximately $72 million), net of cash acquired of approximately 57 million Canadian dollars (approximately $43 million). The consideration paid for working capital is subject to post-closing adjustments, which are not expected to be material. MGE Niagara funded the Acquisition with proceeds from borrowings under a 100.0 million Canadian dollar ($76.2 million as of June 30, 2019) term loan facility, the issuance of a 40.0 million Canadian dollar ($30.5 million as of June 30, 2019) convertible debenture to a third-party investor and a 60.0 million Canadian dollar ($45.7 million as of June 30, 2019) investment by the Company (refer to Note 5). The Acquisition was accounted for as a purchase of a business under the acquisition method of accounting in accordance with guidance provided by ASC Topic 805, “Business Combinations”.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

While no material adjustments are expected, the purchase price allocation is not final. This allocation will be finalized during the Company's fourth quarter of fiscal 2019. The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on June 11, 2019 (in thousands):

June 11, 2019
Accounts receivable	$1,448
Inventories	3,410
Other current assets	15,983
Property and equipment	50,282
Intangible asset	16,689
Other current liabilities	(15,525)
Total	$72,287
The intangible asset acquired represent the rights under the COSA, which include, among other things, the rights to use trade names, player databases and licenses during the term of the COSA. The intangible asset is being amortized over the term of the COSA on a straight line basis.
The following table summarizes the financial results of the Niagara Gaming Bundle since the Closing Date which are included in the accompanying condensed consolidated statements of income for the three months and nine months ended June 30, 2019 (in thousands):

June 11, 2019 through June 30, 2019
Net revenues	$21,288
Net income	$1,783
The below unaudited pro forma financial information was prepared as if the Acquisition, the financing to fund the Acquisition and the lease transactions, all described above, had occurred on October 1, 2017. This pro forma information, which is based on the best information currently available, is preliminary and subject to change. Pro forma financial information does not necessarily represent results that may occur in the future. The following pro forma financial information includes historical financial results of the Niagara Gaming Bundle prior to the Acquisition, adjusted to include the Company's share of revenues earned under the COSA which are recorded on a net basis (refer to Note 2), along with other adjustments directly attributable to the Acquisition, including interest expense and depreciation (in thousands):

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net revenues	$415,162	$433,913	1,206,916	1,285,790
Net income attributable to Mohegan Tribal Gaming Authority	$17,128	$37,455	7,386	95,328

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by US GAAP. All adjustments, including normal recurring accruals and adjustments, necessary for a fair statement of the Company's operating results for the interim period, have been included.
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

assets and liabilities. Certain immaterial line items in the accompanying condensed consolidated financial statements for the three months and nine months ended June 30, 2018 have been reclassified to conform to fiscal 2019 presentation.

In its first quarter of fiscal 2019, the Company made an out-of-period correction, which increased depreciation and amortization expense by $6.3 million for the nine months ended June 30, 2019. This adjustment resulted from the assignment, in a prior year, of an incorrect useful life to depreciate a long lived asset related to tenant allowances.

In its second quarter of fiscal 2019, the Company committed to a plan to repurpose the recently closed Casino of the Wind section of Mohegan Sun. In connection with this decision, the Company determined that certain assets related to the Casino of the Wind had no alternative future use. Accordingly, depreciation on these assets was accelerated, which increased depreciation and amortization expense by $21.6 million for the nine months ended June 30, 2019.
Significant Accounting Policies
The significant accounting policies impacted by the acquisition of the Niagara Gaming Bundle were as follows:
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries and entities. MGE Niagara is deemed to be a variable interest entity as the third-party investor has substantive participation rights and significant influence over MGE Niagara’s operations. The accounts of MGE Niagara are consolidated into the accounts of the Company as the Company is deemed to be the primary beneficiary of MGE Niagara. In consolidation, all inter-company balances and transactions were eliminated.
Acquisitions
The Company accounts for acquisitions using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The purchase price of acquisitions is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values and any excess purchase price over the identifiable assets acquired and liabilities assumed, if any, is recorded as goodwill. The Company may use independent valuation specialists to assist in determining the estimated fair values of assets acquired and liabilities assumed, which could require certain significant management assumptions and estimates.
Leases
The Company accounts for leases in accordance with guidance provided by ASC 840, which requires that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Leases that meet one or more of the capital lease criteria under this guidance are recorded as capital leases. All other leases are recorded as operating leases. Capital leases are recorded at the lower of the fair value of the leased assets or the present value of future minimum lease payments and are amortized in accordance with guidance provided by ASC Topic 840-30, “Leases - Capital Leases”.
Revenues from Casino Operating and Services Agreement
MGE Niagara operates the Niagara Gaming Bundle under the terms of the COSA. Pursuant to Canadian law, the OLG retains final legal authority over gaming operations in Canada. Accordingly, MGE Niagara is deemed to be acting as an agent with respect to gaming revenues earned under the COSA and, therefore, recognizes such revenues net of amounts due to the OLG. MGE Niagara is deemed to be acting as a principal with respect to non-gaming revenues earned under the COSA. The COSA represents a series of distinct goods and services and, therefore, is deemed to be a single performance obligation. The transaction price under the COSA includes both fixed and variable consideration. The fixed consideration is comprised of an annual service provider fee and reimbursement of permitted capital expenditures and other approved expenses. The fixed consideration is recognized as revenue on a straight line basis over the term of the COSA. The variable consideration consists of 70% of Gaming Revenues (as defined under the COSA), in excess of a guaranteed annual minimum amount payable to the OLG (the “Threshold”). Annual Threshold amounts are contractually established and vary from year to year. If Gaming Revenues are less than the Threshold for any given year, the Company is obligated to make a payment to cover the related shortfall. The variable consideration is recognized as revenue as services are rendered under the terms of the COSA. The Company measures its progress in satisfying this performance obligation based on the output method, which aligns with the benefits provided to the OLG. Projected revenues are estimated based on the most likely amount within a range of possible outcomes to the extent that a significant reversal in the amount of cumulative revenues recognized is not probable of occurring. The difference between revenues recognized and cash received is recorded as a contract asset or liability. In the event a contract asset is recorded, such asset will be assessed at least annually for impairment. As of June 30, 2019, contract assets of $541,000 and $4.1 million related to the COSA are recorded within other current assets and other assets, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Income Taxes
MGE Niagara is subject to income taxes in Canada. The Company accounts for income taxes based on the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and tax basis of the assets and liabilities, and are measured using statutory rates that will be in effect when the differences are expected to reverse. For the three months and nine months ended June 30, 2019, the provision for income taxes was relatively insignificant.
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
The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, receivables, trade payables and certain promissory notes, including a convertible debenture and redemption note payable, approximates fair value. The estimated fair values of the Company's long-term debt were as follows (in thousands):

	June 30, 2019
	Carrying Value	Fair Value
Senior Secured Credit Facility - Revolving	$114,000	$107,588
Senior Secured Credit Facility - Term Loan A	$274,370	$267,324
Senior Secured Credit Facility - Term Loan B	$806,627	$766,775
2016 7 7/8% Senior Unsecured Notes	$490,056	$489,375
MGE Niagara Credit Facility - Term Loan	$75,140	$75,140
The estimated fair values of the Company's long-term debt were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about June 30, 2019.

NOTE 3—NEW ACCOUNTING STANDARDS:
The following accounting standards were adopted during the three months and nine months ended June 30, 2019:
ASU 2014-09
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.
Effective October 1, 2018, the Company adopted ASC 606, on a modified retrospective basis, for all contracts at the date of initial adoption. The Company recognized the cumulative-effect of initially adopting ASC 606 as a decrease to retained earnings and a corresponding increase to other current liabilities. Comparative information for the three months and nine months ended

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

June 30, 2018 has not been restated and continues to be reported under accounting standards in effect for those periods. The adoption of ASC 606 did not have a material effect on the Company’s net income for the three months and nine months ended June 30, 2019.
The cumulative-effect of initially adopting ASC 606 was as follows (in thousands):

	September 30, 2018	ASC 606 Adjustment	October 1, 2018
Other current liabilities	$123,303	$41,575	$164,878
Retained earnings	$250,707	$(41,575)	$209,132
The impact of adopting ASC 606 on the accompanying condensed consolidated balance sheet as of June 30, 2019 was as follows (in thousands):

	Balance under ASC 606	Balance without ASC 606	Impact of Change
	June 30, 2019	June 30, 2019	Higher/ (Lower)
Other current liabilities	$179,661	$140,597	$39,064
Retained earnings	$178,892	$217,956	$(39,064)

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The impact of adopting ASC 606 on the accompanying condensed consolidated statement of income for the three months ended June 30, 2019 was as follows (in thousands):

			Promotional	Promotional		Gross vs. Net		Impact of
	Balance	Loyalty	Allowances	Allowances	Cash	Presentation	Balance	Change
	under	Points	(Discretionary)	(Non-Discretionary)	Giveaways	and Other	without	Higher/
	ASC 606	(1)	(2)	(2)	(3)	(4)	ASC 606	(Lower)
Revenues:
Gaming	$235,418	$599	$(41,089)	$(14,690)	$(1,568)	$5,427	$286,739	$(51,321)
Food and beverage	37,171	—	10,266	—	—	981	25,924	11,247
Hotel	23,794	—	6,130	—	—	176	17,488	6,306
Retail, entertainment and other	51,224	—	4,444	1,241	—	(2,310)	47,849	3,375
Gross revenues	347,607	599	(20,249)	(13,449)	(1,568)	4,274	378,000	(30,393)
Less-Promotional allowances	—	—	21,438	5,486	—	785	(27,709)	27,709
Net revenues	347,607	599	1,189	(7,963)	(1,568)	5,059	350,291	(2,684)
Operating costs and expenses:
Gaming	135,238	206	(12,755)	(30,644)	(1,568)	5,720	174,279	(39,041)
Food and beverage	29,080	—	13,944	9,340	—	981	4,815	24,265
Hotel	12,052	—	—	2,896	—	176	8,980	3,072
Retail, entertainment and other	22,934	—	—	10,445	—	(1,927)	14,416	8,518
Advertising, general and administrative	53,534	—	—	—	—	109	53,425	109
Corporate	13,839	—	—	—	—	—	13,839	—
Depreciation and amortization	22,810	—	—	—	—	—	22,810	—
Other, net	2,910	—	—	—	—	—	2,910	—
Total operating costs and expenses	292,397	206	1,189	(7,963)	(1,568)	5,059	295,474	(3,077)
Income from operations	$55,210	$393	$—	$—	$—	$—	$54,817	$393

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The impact of adopting ASC 606 on the accompanying condensed consolidated statement of income for the nine months ended June 30, 2019 was as follows (in thousands):

			Promotional	Promotional		Gross vs. Net		Impact of
	Balance	Loyalty	Allowances	Allowances	Cash	Presentation	Balance	Change
	under	Points	(Discretionary)	(Non-Discretionary)	Giveaways	and Other	without	Higher/
	ASC 606	(1)	(2)	(2)	(3)	(4)	ASC 606	(Lower)
Revenues:
Gaming	$669,172	$2,114	$(110,772)	$(47,867)	$(5,827)	$16,602	$814,922	$(145,750)
Food and beverage	105,485	—	31,264	—	—	2,955	71,266	34,219
Hotel	68,776	—	18,204	—	—	508	50,064	18,712
Retail, entertainment and other	131,371	—	11,421	4,130	—	(5,896)	121,716	9,655
Gross revenues	974,804	2,114	(49,883)	(43,737)	(5,827)	14,169	1,057,968	(83,164)
Less-Promotional allowances	—	—	53,445	18,046	—	2,302	(73,793)	73,793
Net revenues	974,804	2,114	3,562	(25,691)	(5,827)	16,471	984,175	(9,371)
Operating costs and expenses:
Gaming	389,872	(405)	(16,186)	(86,925)	(5,827)	17,309	481,906	(92,034)
Food and beverage	81,611	—	19,748	24,259	—	2,955	34,649	46,962
Hotel	31,881	—	—	7,878	—	508	23,495	8,386
Retail, entertainment and other	63,203	—	—	29,097	—	(4,660)	38,766	24,437
Advertising, general and administrative	149,664	—	—	—	—	359	149,305	359
Corporate	38,728	—	—	—	—	—	38,728	—
Depreciation and amortization	92,682	—	—	—	—	—	92,682	—
Other, net	6,357	—	—	—	—	—	6,357	—
Total operating costs and expenses	853,998	(405)	3,562	(25,691)	(5,827)	16,471	865,888	(11,890)
Income from operations	$120,806	$2,519	$—	$—	$—	$—	$118,287	$2,519
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
Food and beverage, hotel, retail, entertainment and convention transactions have been determined to be separate, stand-alone performance obligations and revenues for such contracts are recognized when the related goods and services are transferred to patrons. Revenues from contracts which include a combination of these transactions are allocated on a pro rata basis based on the SSP of the goods and services.
Management and development services have been determined to be separate, stand-alone performance obligations and revenues for such contracts are recognized when the related services are performed.
Revenue Disaggregation
The Company is primarily engaged in the ownership, operation and development of integrated entertainment facilities both domestically and internationally. The Company’s current operations are focused within Connecticut and Pennsylvania. The Company also currently manages other gaming facilities elsewhere within the United States and Canada. The Company generates revenues by providing the following types of goods and services: gaming, food and beverage, hotel, retail, entertainment and other and management and development.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Revenue disaggregation by geographic location and revenue type for the three months ended June 30, 2019 was as follows (in thousands):

	Connecticut	Pennsylvania	Canada	Other
	(Mohegan Sun)	(Mohegan Sun Pocono)	(MGE Niagara) (1) (2)	(Corporate and Other)
Gaming	$165,968	$55,199	$14,251	$—
Food and beverage	27,941	5,929	3,391	(90)
Hotel	20,885	2,163	747	(1)
Retail, entertainment and other	36,251	2,102	2,899	406
Management and development	—	—	—	9,626
Net revenues	$251,045	$65,393	$21,288	$9,941
_________

(1)	Represents revenues from the Niagara Gaming Bundle from June 11, 2019 through June 30, 2019.

(2)	Gaming revenues represent revenues earned under the COSA (refer to Note 2).
Revenue disaggregation by geographic location and revenue type for the nine months ended June 30, 2019 was as follows (in thousands):

	Connecticut	Pennsylvania	Canada	Other
	(Mohegan Sun)	(Mohegan Sun Pocono)	(MGE Niagara) (1) (2)	(Corporate and Other)
Gaming	$496,281	$158,640	$14,251	$—
Food and beverage	85,156	17,121	3,391	(183)
Hotel	62,094	5,938	747	(3)
Retail, entertainment and other	98,584	5,726	2,899	1,165
Management and development	—	—	—	23,177
Net revenues	$742,115	$187,425	$21,288	$24,156
_________

(1)	Represents revenues from the Niagara Gaming Bundle from June 11, 2019 through June 30, 2019.

(2)	Gaming revenues represent revenues earned under the COSA (refer to Note 2).

Contract and Contract-Related Assets
As of June 30, 2019, contract assets of $541,000 and $4.1 million related to the COSA are recorded within other current assets and other assets, respectively (refer to Note 2).
Contract and Contract-Related Liabilities
A difference may exist between the timing of cash receipts from patrons and the recognition of revenues, resulting in a contract or contract-related liability. In general, the Company has three types of such liabilities: (1) outstanding gaming chips and slot tickets liability, which represents amounts owed in exchange for outstanding gaming chips and slot tickets held by patrons; (2) loyalty points deferred revenue liability, as discussed above; and (3) patron advances and other liability, which primarily represents funds deposited in advance by patrons for gaming and advance payments by patrons for goods and services such as advance ticket sales, deposits on rooms and convention space and gift card purchases. These liabilities are generally expected to be recognized as revenues within one year and are recorded within other current liabilities.

The following table summarizes these liabilities (in thousands):

	June 30, 2019	October 1, 2018
Outstanding gaming chips and slot tickets liability	$8,604	$3,298
Loyalty points deferred revenue liability	41,660	42,314
Patron advances and other liability	26,534	17,530
Total	$76,798	$63,142
As of June 30, 2019, an $8.0 million contract liability related to Mohegan Sun Pocono's revenue sharing agreement with Unibet is recorded within other long-term liabilities (refer to Note 2).

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

ASU 2016-18
           In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the total change during the period in cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 in its first quarter of fiscal 2019 on a retrospective basis. Transfers between cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents are no longer included within investing activities and, as such, the details of such transfers are not reported as cash flow activities in the statement of cash flows. This resulted in a $130.2 million change to net cash flows used in investing activities for the nine months ended June 30, 2018.

The following accounting standards will be adopted in future reporting periods:
ASU 2016-02
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016‑02”), which will require, among other things, lessees to recognize a right-of-use asset and a lease liability for leases with terms in excess of 12 months and the disclosure of key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” and ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”, which clarified various aspects of the new standard. ASU 2016‑02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 provides various optional practical expedients in transition, which the Company continues to evaluate. In July 2018, the FASB issued ASU 2018-11, “Leases - Targeted Improvements,” as an update to ASU 2016-02. This update added an optional transition method of adoption which allows for the recognition of the cumulative-effect of initially adopting ASU 2016-02 as an adjustment to retained earnings in the period of adoption without recasting prior periods' financial statements. The Company will adopt ASU 2016-02 in its first quarter of fiscal 2020, on a modified retrospective basis, and will recognize the cumulative-effect of its initial adoption as an adjustment to retained earnings as of October 1, 2019. While the Company continues to evaluate the impact ASU 2016-02 will have on its financial statements and related disclosures, the actual impact of this new standard will be dependent upon the Company’s lease portfolio at the time of adoption. The adoption of ASU 2016-02 is expected to have a material impact on the Company’s financial statements, as the Company has significant operating lease commitments that are off-balance sheet under current accounting standards.
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

NOTE 4—COWLITZ PROJECT:
On December 4, 2018, the Company received $106.6 million from the Cowlitz Tribal Gaming Authority. This amount represented the full repayment of the then-outstanding notes and accrued interest, through the repayment date, due to Salishan-Mohegan, LLC in connection with the development of ilani Casino Resort, totaling $32.0 million and $74.6 million, respectively.
    On January 1, 2019, the Mohegan Tribe exchanged its interest in Salishan-Mohegan, LLC and a related entity for total consideration of $10.0 million, which the Company believes represented its fair value. Effective January 1, 2019, the Company receives 100% of the management fees related to the Cowlitz Project, as well as the Mohegan Tribe's share of development fees.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 5—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands):

	June 30, 2019	September 30, 2018
Senior Secured Credit Facility - Revolving	$114,000	$66,000
Senior Secured Credit Facility - Term Loan A, net of discount and debt issuance costs of $4,820 and $6,661, respectively	274,370	311,466
Senior Secured Credit Facility - Term Loan B, net of discount and debt issuance costs of $17,862 and $20,571, respectively	806,627	810,430
2016 7 7/8% Senior Unsecured Notes, net of discount and debt issuance costs of $9,944 and $11,033, respectively	490,056	488,967
MGE Niagara Credit Facility - Term Loan, net of debt issuance costs of $1,050	75,140	—
MGE Niagara Convertible Debenture	30,476	—
Mohegan Expo Credit Facility, net of debt issuance costs of $1,023 and $1,319, respectively	29,883	31,980
Guaranteed Credit Facility, net of debt issuance costs of $1,272 and $1,262, respectively	32,416	22,403
Redemption Note Payable, net of discount of $26,344 and $33,635, respectively	82,716	81,165
Other	1,259	1,744
Long-term debt	1,936,943	1,814,155
Less: current portion of long-term debt	(77,824)	(73,232)
Long-term debt, net of current portion	$1,859,119	$1,740,923

Maturities of long-term debt are as follows (in thousands):

Fiscal Years
2019 (1)	$19,412
2020	76,956
2021	74,175
2022	376,123
2023	38,302
Thereafter	1,414,290
Total	$1,999,258
_________

(1)	Represents maturities from July 1, 2019 to September 30, 2019.
MGE Niagara Credit Facilities
On June 10, 2019, MGE Niagara entered into a Credit Agreement with, among others, Bank of Montreal, as administrative agent, and the lenders party thereto (the “MGE Niagara Credit Agreement”), providing for senior secured credit facilities in the aggregate principal amount of 290.0 million Canadian dollars ($221.0 million as of June 30, 2019) (the “MGE Niagara Credit Facilities”), comprised of a revolving credit facility in the amount of 190.0 million Canadian dollars ($144.8 million as of June 30, 2019) (the “MGE Niagara Revolving Facility”) and a term loan facility in the amount of 100.0 million Canadian dollars ($76.2 million as of June 30, 2019) (the “MGE Niagara Term Loan Facility”). MGE Niagara is an unrestricted subsidiary under the Company’s existing credit facilities and indenture and the MGE Niagara Credit Facilities are non-recourse to the Company and its restricted subsidiaries thereunder.
The Company incurred $3.1 million in costs in connection with these transactions. Financing fees totaling $2.0 million were capitalized as an asset and are being amortized over the term of the related debt based on the effective interest method. The remaining $1.1 million was reflected as a debt discount and is being amortized over the term of the related debt based on the effective interest method.
The MGE Niagara Revolving Facility provides for (i) borrowings and bankers’ acceptances denominated in Canadian dollars or U.S. dollars and up to 20.0 million Canadian-dollar ($15.2 million as of June 30, 2019) equivalent of borrowings in the form of swingline loans and (ii) the issuance of up to 100.0 million Canadian dollars ($76.2 million as of June 30, 2019) of letters of credit. Proceeds from borrowings under the MGE Niagara Revolving Facility may be used by MGE Niagara for general corporate

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

purposes, including working capital, capital expenditures and the issuance of letters of credit. Borrowings under the MGE Niagara Term Loan Facility are denominated in Canadian dollars. On June 11, 2019, MGE Niagara borrowed 100.0 million aggregate principal amount of Canadian dollar ($76.2 million as of June 30, 2019) term loans under the MGE Niagara Term Loan Facility and caused a Canadian dollar letter of credit to be issued to the OLG under the MGE Niagara Revolving Facility, in each case, for the purposes of funding the acquisition of the Niagara Gaming Bundle.
The MGE Niagara Credit Facilities mature on June 10, 2024. The MGE Niagara Term Loan Facility is repayable, in quarterly installments, at a rate of 5.0 million Canadian dollars ($3.8 million as of June 30, 2019) per annum, commencing September 30, 2019.
Borrowings under the MGE Niagara Credit Facilities accrue interest as follows: (i) for Prime Rate Loans (as defined in the MGE Niagara Credit Agreement) denominated in Canadian dollars, the applicable prime rate (subject to a 0.00% floor) plus a total leverage-based margin of 100 to 200 basis points, (ii) for USBR Loans (as defined in the MGE Niagara Credit Agreement) denominated in U.S. dollars, the applicable base rate plus a total leverage-based margin of 100 to 200 basis points, (iii) for LIBOR Loans (as defined in the MGE Niagara Credit Agreement) denominated in U.S. dollars, the applicable LIBOR rate (subject to a 0.00% floor) plus a total leverage-based margin of 250 to 350 basis points and (iv) for Bankers’ Acceptances (as defined in the MGE Niagara Credit Agreement) denominated in Canadian dollars, based on a Discount Rate (as defined in the MGE Niagara Credit Agreement) (subject to a 0.00% floor) and a total leverage-based margin of 250 to 350 basis points. MGE Niagara is also required to pay a total leverage-based undrawn commitment fee on the MGE Niagara Revolving Facility of between 50 and 70 basis points.
As of June 30, 2019, outstanding borrowings under the MGE Niagara Term Loan Facility accrued interest at 4.71%. As of June 30, 2019, the commitment fee under MGE Niagara Revolving Facility was 55 basis points.
The MGE Niagara Credit Facilities are secured by, among other things, substantially all of the properties and assets of MGE Niagara, subject to certain customary exceptions, as well as by a pledge of (i) all of the issued and outstanding shares of MGE Niagara and (ii) a convertible debenture held by a third-party investor.
The MGE Niagara Credit Agreement contains customary covenants applicable to MGE Niagara, including covenants governing: incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, asset sales, acquisitions and investments, affiliate transactions and fundamental changes. The MGE Niagara Credit Agreement also includes financial maintenance covenants pertaining to total leverage and fixed charge coverage. In addition, the MGE Niagara Credit Agreement contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations.
On July 17, 2019, MGE Niagara entered into an amendment to the MGE Niagara Credit Facilities to increase the borrowing capacity under the MGE Niagara Revolving Facility by 10.0 million Canadian dollars ($7.6 million as of June 30, 2019).
MGE Niagara Convertible Debenture
On June 11, 2019, MGE Niagara issued a convertible debenture (the “MGE Niagara Convertible Debenture”) to a third-party investor (the "Convertible Debenture Holder") in an aggregate principal amount of 40.0 million Canadian dollars ($30.5 million as of June 30, 2019). The MGE Niagara Convertible Debenture is convertible, at the option of the Convertible Debenture Holder, between the fourth and sixth anniversaries of the Closing Date, into Class B Special shares representing 40% of the capital of MGE Niagara. The Class B Special shares will be similar in nature to the existing Common shares. The MGE Niagara Convertible Debenture accrues interest at an annual rate of 3.5% prior to the sixth anniversary of the Closing Date and 8.0% thereafter, compounded annually. The first interest payment is payable on June 11, 2022, with annual payments due thereafter. Repayment of the outstanding principal, plus any accrued interest, is due thirty days following the expiration or the termination of the COSA. If the MGE Niagara Convertible Debenture is not converted as of the sixth anniversary of the Closing Date, either MGE Niagara or the Convertible Debenture Holder may elect early repayment of half of the principal outstanding as of such date.
Guaranteed Credit Facility - Second Advance
On October 30, 2018, the Company entered into a follow-on loan agreement with certain third-party lenders providing for an $11.3 million term loan under the Indian Loan Guaranty, Insurance and Interest Subsidy Program (the “BIA Loan Guaranty Program”). This term loan, combined with an initial term loan issued under the BIA Loan Guaranty Program in September 2018, completes the allocation to the Company of $35.0 million in guaranteed term loans under the BIA Loan Guaranty Program. Like the initial facility, this term loan is secured by a 90% loan guarantee by the Department of the Interior, Assistant Secretary—Indian Affairs, Division of Capital Investment, and is otherwise identical to the initial facility, including use of proceeds, maturity, amortization, interest rate and covenant requirements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Senior Secured Credit Facilities - Non-cash Transactions
On June 30, 2019 and 2018, the bank that administers the Company's debt service payments for its Senior Secured Credit Facilities made required principal payments on behalf of the Company totaling $13.3 million and $18.9 million, respectively, but did not accordingly debit the Company's bank account for these payments. As of June 30, 2019 and 2018, the Company reflected these non-cash transactions as reductions to current portion of long-term debt and corresponding increases to other current liabilities. On the respective following banking days, the bank withdrew the payments from the Company's bank account, resulting in reductions to the Company's cash and cash equivalents and other current liabilities.
Debt Covenant Compliance
As of June 30, 2019, the Company was in compliance with all financial covenants.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 6—SEGMENT REPORTING:
As of June 30, 2019, the Company owns and operates, either directly or through subsidiaries, its Connecticut facilities and its Pennsylvania facilities. The Company's chief operating decision maker reviews and assesses the performance and operating results and determines the proper allocation of resources to the Connecticut facilities and the Pennsylvania facilities on a separate basis. Accordingly, the Company has two separate reportable segments: (1) Mohegan Sun, which includes the operations of the Connecticut facilities and (2) Mohegan Sun Pocono, which includes the operations of the Pennsylvania facilities. The Company's operations related to certain Corporate development and management operations have not been identified as separate reportable segments; therefore, these operations, along with the Niagara Gaming Bundle, are included in Corporate and other in the following segment disclosures to reconcile to consolidated results.
The following table summarizes the Company's results on a segment basis (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net revenues:
Mohegan Sun	$251,045	$270,434	$742,115	$793,725
Mohegan Sun Pocono	65,393	68,290	187,425	200,224
Corporate and other (1)	31,229	6,239	45,444	14,635
Inter-segment revenues	(60)	(60)	(180)	(180)
Total	$347,607	$344,903	$974,804	$1,008,404

Income (loss) from operations:
Mohegan Sun	$48,812	$61,778	$112,788	$175,950
Mohegan Sun Pocono	10,604	10,216	26,010	26,763
Corporate and other (1)	(4,206)	(8,090)	(17,992)	(27,737)
Total	$55,210	$63,904	$120,806	$174,976

			For the Nine Months Ended
			June 30, 2019	June 30, 2018
Capital expenditures incurred:
Mohegan Sun			$27,344	$82,725
Mohegan Sun Pocono			3,892	6,216
Corporate and other (2)			27,075	15,702
Total			$58,311	104,643

			June 30, 2019	September 30, 2018
Total assets:
Mohegan Sun			$1,316,689	$1,364,169
Mohegan Sun Pocono			581,381	581,079
Corporate and other (3)			645,247	366,871
Total			$2,543,317	$2,312,119
_________

(1)	Includes the financial results of the Niagara Gaming Bundle from June 11, 2019 through June 30, 2019.

(2)	Includes capital expenditures related to the Niagara Gaming Bundle totaling $1.5 million for the nine months ended June 30, 2019.

(3)	Includes assets related to the Niagara Gaming Bundle totaling $296.0 million as of June 30, 2019.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to business development activities, as well as capital spending, financing sources, the effects of regulation, including gaming and tax regulation and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, those relating to the following:

•	the financial performance of Mohegan Sun, Mohegan Sun Pocono and the Niagara Gaming Bundle;

•	the local, regional, national or global economic climate;

•	increased competition, including the expansion of gaming in jurisdictions in which we own or operate gaming facilities;

•	our leverage and ability to meet our debt service obligations and maintain compliance with financial debt covenants;

•	the continued availability of financing;

•	our dependence on existing management;

•	our ability to integrate new amenities from expansions to our facilities into our current operations and manage the expanded facilities;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations, including the limitation, denial or suspension of licenses required under gaming laws and regulations;

•	changes in applicable laws pertaining to the service of alcohol, smoking or other amenities offered at our facilities;

•	cyber security risks relating to our information technology and other systems, including misappropriation of patron information or other breaches of information security;

•	our ability to successfully implement our diversification strategy;

•	an act of terrorism;

•	our customers' access to inexpensive transportation to our facilities and changes in oil, fuel or other transportation-related expenses;

•	unfavorable weather conditions;

•	risks associated with operations in foreign jurisdictions;

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
Acquisition of the Niagara Gaming Bundle
In September 2018, MGE Niagara Entertainment Inc., or MGE Niagara, our indirect wholly-owned subsidiary, was selected by the Ontario Lottery and Gaming Corporation, or the OLG, to be the service provider for the Fallsview Casino Resort, Casino Niagara and the future 5,000-seat Niagara Falls Entertainment Centre, all in Niagara Falls, Canada, which we refer to collectively as the Niagara Gaming Bundle. Following its selection, MGE Niagara entered into a Transition and Asset Purchase Agreement with the OLG and the Ontario Gaming Assets Corporation. Pursuant to the terms of this agreement, MGE Niagara agreed to acquire certain assets associated with the Niagara Gaming Bundle and to perform certain transition activities in order to facilitate the transition of the operational responsibilities from the previous operator to MGE Niagara. On June 11, 2019, MGE Niagara completed the acquisition of the Niagara Gaming Bundle and assumed the day-to-day operations of the properties under the terms of a 21-year Casino Operating and Services Agreement, or the COSA, with the OLG.
Market and Competition from Other Gaming Operations
Our gaming operation at Mohegan Sun is one of two gaming facilities in Connecticut. We also face competition from gaming facilities in Massachusetts, Rhode Island, New York and New Jersey. In addition, we face competition in and from the northeastern Pennsylvania and Ontario gaming markets. Please refer to “Part I. Item 1. Business-Market and Competition from Other Gaming Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and our other reports and filings with the SEC for further details regarding current and potential competition from other gaming operations.

Results of Operations
The following table summarizes our results on a segment basis (in thousands):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2019	2018	Variance	Percentage Variance	2019	2018	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$251,045	$270,434	$(19,389)	(7.2)%	$742,115	$793,725	$(51,610)	(6.5)%
Mohegan Sun Pocono	65,393	68,290	(2,897)	(4.2)%	187,425	200,224	(12,799)	(6.4)%
Corporate and other (1)	31,229	6,239	24,990	400.5%	45,444	14,635	30,809	210.5%
Inter-segment revenues	(60)	(60)	—	—	(180)	(180)	—	—
Total	$347,607	$344,903	$2,704	0.8%	$974,804	$1,008,404	$(33,600)	(3.3)%
Income (loss) from operations:
Mohegan Sun	$48,812	$61,778	$(12,966)	(21.0)%	$112,788	$175,950	$(63,162)	(35.9)%
Mohegan Sun Pocono	10,604	10,216	388	3.8%	26,010	26,763	(753)	(2.8)%
Corporate and other (1)	(4,206)	(8,090)	3,884	48.0%	(17,992)	(27,737)	9,745	35.1%
Total	$55,210	$63,904	$(8,694)	(13.6)%	$120,806	$174,976	$(54,170)	(31.0)%
Net income attributable to Mohegan Tribal Gaming Authority	$19,839	$35,008	$(15,169)	(43.3)%	$18,103	$92,825	$(74,722)	(80.5)%
_________

(1)	Includes the financial results of the Niagara Gaming Bundle from June 11, 2019 through June 30, 2019.

The most significant factors and trends that impacted our operating and financial performance were as follows:

•	increasingly competitive gaming markets;

•	lower gaming volumes;

•	lower table game hold percentage;

•	a strong entertainment calendar at Mohegan Sun;

•	higher management fees earned;

•	the acquisition of the Niagara Gaming Bundle which contributed $21.3 million to net revenues and increased operating costs and expenses by $18.7 million;

•	higher depreciation expense; and

•	higher interest expense.
Mohegan Sun
Revenues
Net revenues declined by $19.4 million, or 7.2%, to $251.0 million for the three months ended June 30, 2019 compared to $270.4 million in the same period in the prior year. Net revenues declined by $51.6 million, or 6.5%, to $742.1 million for the nine months ended June 30, 2019 compared to $793.7 million in the same period in the prior year. After factoring in the impact of adopting the new revenue recognition standard, these results were primarily driven by lower gaming revenues, partially offset by higher overall non-gaming revenues. The declines in gaming revenues reflected lower table game revenues which were primarily driven by decreased hold percentages and lower slot revenues which were negatively impacted by softer volumes. Non-gaming revenues benefited from a strong entertainment calendar featuring additional headliner shows, as well as the opening of our Earth Expo & Convention Center in June 2018.
Operating Costs and Expenses
Operating costs and expenses decreased by $6.5 million, or 3.1%, to $202.2 million for the three months ended June 30, 2019 compared to $208.7 million in the same period in the prior year. Operating costs and expenses increased by $11.5 million, or 1.9%, to $629.3 million for the nine months ended June 30, 2019 compared to $617.8 million in the same period in the prior year. After factoring in the impact of adopting the new revenue recognition standard, the decrease in operating costs and expenses for the three months ended June 30, 2019 was primarily driven by reductions in payroll costs and certain casino marketing and promotional expenses, along with lower slot win contribution expenses commensurate with the decline in slot revenues. After factoring in the impact of adopting the new revenue recognition standard, the increase in operating costs and expenses for the nine months ended June 30, 2019 was principally due to higher depreciation expense. During our second quarter of fiscal 2019, we committed to a plan to repurpose the recently closed Casino of the Wind section of Mohegan Sun. In connection with this decision, we determined that certain assets related to the Casino of the Wind had no alternative future use. Accordingly, depreciation on these assets was accelerated by $21.6 million. The increase in depreciation expense also reflected an out-of-period correction which increased depreciation expense by $6.3 million. Overall, these two items increased depreciation expense by $27.9 million for the nine months ended June 30, 2019. These results were partially offset by lower payroll costs and certain casino marketing and promotional expenses, along with reduced slot win contribution expenses commensurate with the decline in slot revenues. Operating costs and expenses for the three months and nine months ended June 30, 2019 reflected higher entertainment costs and expenses commensurate with the increases in entertainment revenues.
Mohegan Sun Pocono
Revenues
Net revenues declined by $2.9 million, or 4.2%, to $65.4 million for the three months ended June 30, 2019 compared to $68.3 million in the same period in the prior year. Net revenues declined by $12.8 million, or 6.4%, to $187.4 million for the nine months ended June 30, 2019 compared to $200.2 million in the same period in the prior year. After factoring in the impact of adopting the new revenue recognition standard, these results were primarily driven by lower gaming revenues. Both slot and table game revenues were negatively impacted by lower volumes and hold percentages.
Operating Costs and Expenses
Operating costs and expenses decreased by $3.3 million, or 5.7%, to $54.8 million for the three months ended June 30, 2019 compared to $58.1 million in the same period in the prior year. Operating costs and expenses decreased by $12.1 million, or 7.0%, to $161.4 million for the nine months ended June 30, 2019 compared to $173.5 million in the same period in the prior year. The reductions in operating costs and expenses were primarily driven by lower payroll costs, as well as lower slot machine and table game tax expenses commensurate with the declines in slot and table game revenues.

Corporate and Other
Revenues
Net revenues increased by $25.0 million, or 403.2%, to $31.2 million for the three months ended June 30, 2019 compared to $6.2 million in the same period in the prior year. Net revenues increased by $30.8 million, or 211.0%, to $45.4 million for the nine months ended June 30, 2019 compared to $14.6 million in the same period in the prior year. The increases in net revenues primarily reflected $21.3 million of additional revenues from Fallsview Casino Resort and Casino Niagara for the three months and nine months ended June 30, 2019. Net revenues for the three months and nine months ended June 30, 2019 also reflect higher management fees from ilani Casino Resort driven principally by continued improvement in performance at the property.
Operating Costs and Expenses
Operating costs and expenses increased by $21.1 million, or 147.6%, to $35.4 million for the three months ended June 30, 2019 compared to $14.3 million in the same period in the prior year. Operating costs and expenses increased by $21.0 million, or 49.5%, to $63.4 million for the nine months ended June 30, 2019 compared to $42.4 million in the same period in the prior year. The increases in operating costs and expenses were primarily driven by $18.7 million of additional operating costs and expenses relating to Fallsview Casino Resort and Casino Niagara for the three months and nine months ended June 30, 2019.
Other Expenses
Other expenses increased by $6.2 million, or 21.3%, to $35.3 million for the three months ended June 30, 2019 compared to $29.1 million in the same period in the prior year. Other expenses increased by $19.4 million, or 23.3%, to $102.5 million for the nine months ended June 30, 2019 compared to $83.1 million in the same period in the prior year. These results were primarily due to higher interest expense, combined with the impact of lower interest income. Interest expense increased by $2.6 million, or 7.9%, to $35.7 million for the three months ended June 30, 2019 compared to $33.1 million in the same period in the prior year. Interest expense increased by $14.6 million, or 15.8%, to $106.8 million for the nine months ended June 30, 2019 compared to $92.2 million in the same period in the prior year. These results were driven by higher weighted average interest rate and weighted average outstanding debt. Weighted average interest rate was 7.5% and 7.4% for the three months and nine months ended June 30, 2019, respectively, compared to 7.1% and 6.8% for the three months and nine months ended June 30, 2018, respectively. Weighted average outstanding debt was $1.91 billion and $1.92 billion for the three months and nine months ended June 30, 2019, respectively, compared to $1.88 billion and $1.80 billion for the three months and nine months ended June 30, 2018, respectively.
Seasonality
The gaming market in the Northeastern United States is seasonal in nature, with peak gaming activities often occurring at Mohegan Sun, Mohegan Sun Pocono, Fallsview Casino Resort and Casino Niagara during the months of May through August. Accordingly, our operating results for the three months and nine months ended June 30, 2019 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
As of June 30, 2019 and September 30, 2018, we held cash and cash equivalents of $162.1 million and $103.9 million, respectively. Inclusive of letters of credit, which reduce borrowing availability under our senior secured revolving facility, we had $133.7 million of borrowing capacity under the senior secured revolving facility and line of credit as of June 30, 2019. In addition, MGE Niagara had $118.1 million of borrowing capacity under the Niagara revolving facility as of June 30, 2019. As a result of the cash based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization.
Cash provided by operating activities increased by $27.1 million, or 18.6%, to $173.0 million for the nine months ended June 30, 2019 compared to $145.9 million in the same period in the prior year, primarily due to the receipt of $74.6 million from the Cowlitz Tribal Gaming Authority related to accrued interest on funds previously advanced for the Cowlitz Project. These results were partially offset by a reduction in net income after factoring in non-cash items, combined with higher working capital requirements.
Cash used in investing activities decreased by $10.5 million, or 9.1%, to $105.2 million for the nine months ended June 30, 2019 compared to $115.7 million in the same period in the prior year. The decline in cash used in investing activities was primarily driven by lower capital expenditures and the receipt of $32.0 million from the Cowlitz Tribal Gaming Authority related to funds previously advanced for the Cowlitz Project, partially offset by the acquisition of the Niagara Gaming Bundle for $72.3 million. Capital expenditures totaled $57.3 million for the nine months ended June 30, 2019, comprising maintenance and development and Project Inspire-related capital expenditures totaling $31.7 million and $25.6 million, respectively.

Cash provided by financing activities totaled $52.2 million for the nine months ended June 30, 2019 compared to cash used in financing activities of $48.5 million in the same period in the prior year. These results primarily reflected the impact of a $106.7 million membership interest redemption relating to Project Inspire in the same period in the prior year. Cash provided by financing activities for the nine months ended June 30, 2019 reflect additional borrowings to fund the acquisition of the Niagara Gaming Bundle.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, distributions to the Mohegan Tribe, capital expenditures and working capital requirements, including threshold payments relating to the Niagara Gaming Bundle, for at least the next twelve months; however, we can provide no assurance in this regard.
Critical Accounting Policies and Estimates
Acquisitions
We account for acquisitions using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The purchase price of acquisitions is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values and any excess purchase price over the identifiable assets acquired and liabilities assumed, if any, is recorded as goodwill. We may use independent valuation specialists to assist in determining the estimated fair values of assets acquired and liabilities assumed, which could require certain significant management assumptions and estimates.
Revenues from Casino Operating and Services Agreement
We operate the Niagara Gaming Bundle under the terms of the COSA. Pursuant to Canadian law, the OLG retains final legal authority over gaming operations in Canada. Accordingly, we are deemed to be acting as an agent with respect to gaming revenues earned under the COSA and, therefore, recognize such revenues net of amounts due to the OLG. We are deemed to be acting as a principal with respect to non-gaming revenues earned under the COSA. The COSA represents a series of distinct goods and services and, therefore, is deemed to be a single performance obligation. The transaction price under the COSA includes both fixed and variable consideration. The fixed consideration is comprised of an annual service provider fee and reimbursement of permitted capital expenditures and other approved expenses. The fixed consideration is recognized as revenue on a straight line basis over the term of the COSA. The variable consideration consists of 70% of Gaming Revenues (as defined under the COSA), in excess of a guaranteed annual minimum amount payable to the OLG, or the Threshold. Annual Threshold amounts are contractually established and vary from year to year. If Gaming Revenues are less than the Threshold for any given year, we are obligated to make a payment to cover the related shortfall. The variable consideration is recognized as revenue as services are rendered under the terms of the COSA. We measure our progress in satisfying this performance obligation based on the output method, which aligns with the benefits provided to the OLG. Projected revenues are estimated based on the most likely amount within a range of possible outcomes to the extent that a significant reversal in the amount of cumulative revenues recognized is not probable of occurring. The difference between revenues recognized and cash received is recorded as a contract asset or liability. In the event a contract asset is recorded, such asset will be assessed at least annually for impairment.
Impairment of Goodwill
We perform annual impairment assessments of the goodwill related to Mohegan Sun Pocono by factoring in property cash flow assumptions, macroeconomic conditions, industry and market trends, and entity-specific risks. These assumptions are highly judgmental and subject to change. In our fourth quarter of fiscal 2018, we determined that the fair value of the goodwill exceeded its carrying value by less than 10%. We plan to perform our annual impairment assessment, which could result in an impairment charge, during our fourth quarter of fiscal 2019.
There has been no material change from the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, except for those related to the acquisition of the Niagara Gaming Bundle and Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). Please refer to “Part I. Item 1—Notes to Condensed Consolidated Financial Statements, Note 2—Basis of Presentation and Summary of Significant Accounting Policies and Note 3—New Accounting Standards” in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of June 30, 2019, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest based on a base rate formula or a Eurodollar rate formula, plus applicable rates, as defined under the credit facilities. Based on our variable rate outstanding debt as of June 30, 2019, a 100 basis point change in average interest rate would impact annual interest expense by approximately $13.6 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In making our assessment of changes in internal control over financial reporting, we have excluded the Niagara Gaming Bundle, which was acquired on June 11, 2019.

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
2.1
Amended and Restated Transition and Asset Purchase Agreement, dated May 1, 2019, among MGE Niagara Entertainment Inc., Ontario Lottery and Gaming Corporation and Ontario Gaming Assets Corporation (filed as Exhibit 2.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on June 14, 2019 (the “June 2019 Form 8-K”) and incorporated by reference herein).*

2.2
First Amendment to Amended and Restated Transition and Asset Purchase Agreement, dated June 6, 2019, among MGE Niagara Entertainment Inc., Ontario Lottery and Gaming Corporation and Ontario Gaming Assets Corporation (filed as Exhibit 2.2 to the June 2019 Form 8-K and incorporated by reference herein).

2.3
Second Amendment to Amended and Restated Transition and Asset Purchase Agreement, dated June 7, 2019, among MGE Niagara Entertainment Inc., Ontario Lottery and Gaming Corporation and Ontario Gaming Assets Corporation (filed as Exhibit 2.3 to the June 2019 Form 8-K and incorporated by reference herein).*

10.1
Credit Agreement, dated June 10, 2019, among MGE Niagara Entertainment Inc., the lenders named therein, Bank of Montreal, as administrative agent, and the other parties thereto (filed as Exhibit 10.1 to the June 2019 Form 8-K and incorporated by reference herein).

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
_________________

*
Certain portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K. Upon request by the Securities and Exchange Commission (the “SEC”), the Company hereby undertakes to furnish supplementary to the SEC a copy of any omitted information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	August 13, 2019	By:	/S/ RALPH JAMES GESSNER JR.
Ralph James Gessner Jr. Interim Chairman and Member, Management Board

Date:	August 13, 2019	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	August 13, 2019	By:	/S/ DREW M. KELLEY
Drew M. Kelley Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)