Form 10-K
period 2019-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2019-12-20
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________
FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 033-80655
____________________________________________________________
MOHEGAN TRIBAL GAMING AUTHORITY
(Exact name of registrant as specified in its charter)
____________________________________________________________

Not Applicable	06-1436334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Mohegan Sun Boulevard, Uncasville, CT	06382
(Address of principal executive offices)	(Zip Code)
(860) 862-8000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

None	None	None
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
 ____________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter)
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

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
Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐ Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

MOHEGAN TRIBAL GAMING AUTHORITY

References in this Annual Report on Form 10-K to the “Company” are to the Mohegan Tribal Gaming Authority d/b/a Mohegan Gaming & Entertainment and references to the “Mohegan Tribe” are to the Mohegan Tribe of Indians of Connecticut. The terms “we” or “us” or “our” refer to the Company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements about future events, including, without limitation, information relating to business development activities, as well as capital spending, financing sources, the effects of regulation, including gaming and tax regulation, and increased competition. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. You should review carefully all of the information in this Annual Report on Form 10-K, including the accompanying consolidated financial statements.
In addition to the risk factors described under “Part I. Item 1A. Risk Factors,” the following important factors, among others, could affect our future financial condition or results of operations, causing actual results to differ materially from those expressed in the forward-looking statements:

•	the financial performance of our various operations;

•	the local, regional, national or global economic climate;

•	increased competition, including the expansion of gaming in jurisdictions in which we own or operate gaming facilities;

•	our leverage and ability to meet our debt service obligations and maintain compliance with financial debt covenants;

•	the continued availability of financing;

•	our dependence on existing management;

•	our ability to integrate new amenities from expansions to our facilities into our current operations and manage the expanded facilities;

•	changes in federal or state tax laws or the administration of such laws;

•	changes in gaming laws or regulations, including the limitation, denial or suspension of licenses required under gaming laws and regulations;

•	cyber security risks relating to our information technology and other systems, including misappropriation of patron information or other breaches of information security;

•	changes in applicable laws pertaining to the service of alcohol, smoking or other amenities offered at our facilities;

•	our ability to successfully implement our diversification strategy;

•	an act of terrorism;

•	our customers' access to inexpensive transportation to our facilities and changes in oil, fuel or other transportation-related expenses;

•	unfavorable weather conditions;

•	risks associated with operations in foreign jurisdictions;

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
Our Company
We were established in July 1995 by the Mohegan Tribe, a federally-recognized Indian tribe with an approximately 595-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988 (“IGRA”), federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a compact with the affected state. The Mohegan Tribe and the State of Connecticut entered into such a compact, the Mohegan Compact, which was approved by the United States Secretary of the Interior. We were established as an instrumentality of the Mohegan Tribe, with the exclusive authority to conduct and regulate gaming activities for the Mohegan Tribe on tribal lands and the non-exclusive authority to conduct such activities elsewhere. We are governed and overseen by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Mohegan Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board.
We are primarily engaged in the ownership, operation and development of integrated entertainment facilities, both domestically and internationally, including: (i) Mohegan Sun in Uncasville, Connecticut, (ii) Mohegan Sun Pocono in Plains Township, Pennsylvania, (iii) Niagara Fallsview Casino Resort, Casino Niagara and the future 5,000-seat Niagara Falls Entertainment Centre, all in Niagara Falls, Canada (the “MGE Niagara Resorts”), (iv) Resorts Casino Hotel in Atlantic City, New Jersey, (v) ilani Casino Resort in Clark County, Washington, (vi) Paragon Casino Resort in Marksville, Louisiana and (vii) Project Inspire, a first-of-its-kind, multi-billion dollar integrated resort and casino under construction at Incheon International Airport in South Korea.
Our principal executive office and mailing address is One Mohegan Sun Boulevard, Uncasville, CT 06382. Our telephone number is (860) 862-8000. Our corporate website address is www.mohegangaming.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as any other information filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act, are made available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We intend to use our corporate website as a regular means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD promulgated by the Securities and Exchange Commission. Such disclosures will be included on our corporate website under the heading “News” or “Financial Information.” Any updates to the list of social media channels we use to announce material information will be posted on the “News” or “Financial Information” page of our corporate website. Accordingly, investors should monitor such portions of our corporate website and social media channels, in addition to following our press releases, SEC filings, public conference calls and webcasts.
Strategy
Our overall strategy is to: (i) drive incremental profit through gaming and non-gaming initiatives, most notably the enhancement of entertainment amenities, at our existing integrated resorts and in our core markets, (ii) diversify our business interests within the integrated resort and entertainment industry, both domestically and internationally and (iii) enhance our credit profile by reducing leverage through improved operational efficiency, increased financial discipline and high return investment and revenue diversification efforts.
Domestically, we developed Mohegan Sun into a full-scale entertainment and destination resort and further strengthened our presence in the Northeastern United States gaming market with the acquisition of Mohegan Sun Pocono. Our domestic gaming portfolio also includes the management of Resorts Casino Hotel and Paragon Casino Resort, as well as the development and management of ilani Casino Resort. We have also taken significant steps in our diversification efforts internationally with the recent acquisition of the MGE Niagara Resorts and the development of Project Inspire.

Our Properties

Property	Location	Opening Year	Casino Square Footage	Slot Machines	Table Games	Hotel Rooms	Food & Beverage Outlets	Primary Entertainment Venue (Seats)
Owned
Mohegan Sun	Uncasville, CT	1996	298,000	4,106	315	1,562	40	10,000
Mohegan Sun Pocono	Wilkes-Barre, PA	2006	96,000	2,319	74	238	14	1,500
Resorts Casino Hotel (1)	Atlantic City, NJ	1978	79,000	1,440	74	942	22	1,250
Managed
ilani Casino Resort	La Center, WA	2017	107,000	2,536	75	TBD	13	2,578
Paragon Casino Resort	Marksville, LA	1995	106,000	1,070	32	535	6	2,500
Virgin Hotels Las Vegas (2)	Las Vegas, NV	2020	58,000	650	55	1,500	10	4,800
International
Niagara Fallsview Casino Resort (3)	Niagara Falls, ON	2004	137,000	3,099	128	374	24	5,000
Casino Niagara	Niagara Falls, ON	1996	82,000	1,405	38	NA	4	NA
Project Inspire (4)	Incheon, South Korea	2022	155,000	700	160	1,250	40	15,000
			1,118,000	17,325	951	6,401	173	42,628
_________

(1)	10% ownership.

(2)	Scheduled to open in November 2020.

(3)	The Niagara Falls Entertainment Centre is scheduled to open in 2020.

(4)	The casino resort phase of the project is scheduled to open in mid-2022.

Mohegan Sun
Mohegan Sun is located on an approximately 196-acre site on the Mohegan Tribe's reservation overlooking the Thames River with direct access from Interstate 395 and Connecticut Route 2A. Mohegan Sun is approximately 125 miles from New York City, New York, and approximately 100 miles from Boston, Massachusetts. The facility is one of two authorized gaming and entertainment facilities in the state of Connecticut and competes with gaming operations in Massachusetts, Rhode Island and New York.
Mohegan Sun Pocono
Mohegan Sun Pocono is located on an approximately 400-acre site in Plains Township, Pennsylvania. The facility is located off of Interstate 81 and is approximately eight miles from the Wilkes-Barre/Scranton International Airport. Mohegan Sun Pocono is one of 12 gaming and entertainment facilities operating in the state of Pennsylvania and competes primarily with facilities in Bethlehem and Pocono.
Resorts Casino Hotel
We manage Resorts Casino Hotel and own 10% of the casino's holding company and its subsidiaries, including those conducting or licensing online gaming and retail sports wagering in the state of New Jersey. Resorts Casino Hotel, the first casino hotel in Atlantic City, New Jersey, opened in 1978, becoming the first legal casino outside of the state of Nevada. Resorts Casino Hotel is one of nine casinos operating in Atlantic City.
ilani Casino Resort
We developed and currently manage ilani Casino Resort in Clark County, Washington, a gaming and entertainment facility owned by the federally-recognized Cowlitz Indian Tribe and the Cowlitz Tribal Gaming Authority. ilani Casino Resort is located 45 minutes outside of the rapidly expanding Portland, Oregon, region on Interstate 5.
Paragon Casino Resort
We manage Paragon Casino Resort in Marksville, Louisiana, under a federally-approved management contract. The facility is located off of State Highway 1, which is 40 minutes outside of Alexandria, Louisiana. Paragon Casino Resort competes with casinos throughout the Louisiana and Mississippi gaming markets.
Virgin Hotels Las Vegas
We will operate the 60,000-square-foot casino at Virgin Hotels Las Vegas following its scheduled opening in November 2020. Virgin Hotels Las Vegas is a strategic partnership between us and JC Hospitality, LLC, which is currently redeveloping the existing Hard Rock Hotel and Casino under the Virgin Hotels brand. Virgin Hotels Las Vegas will compete with casinos in Las Vegas.
MGE Niagara Resorts
In June 2019, we completed the acquisition of the MGE Niagara Resorts and assumed the day-to-day operations of the properties under the terms of a casino operating and services agreement. The facilities are the only two gaming and entertainment facilities in Niagara Falls, Canada. Niagara Fallsview Casino Resort overlooks the iconic Horseshoe Falls. The MGE Niagara Resorts compete with facilities in Toronto, Ontario and Niagara Falls, New York.
Project Inspire
In February 2016, we were awarded pre-approval for a foreigner-only gaming license to be issued upon completion of the construction of Project Inspire. In August 2016, we entered into an agreement with the Incheon International Airport Authority for the long-term lease and development of approximately 4.4 million square meters of land located directly adjacent to Terminal 2 of the Incheon International Airport in South Korea. The casino resort phase of Project Inspire is scheduled to open in mid-2022. Project Inspire will compete with another casino resort located in Incheon and several other smaller casino-only operations located in downtown Seoul.
Seasonality
The gaming markets in the Northeastern United States and Niagara Falls, Canada, are seasonal in nature, with peak gaming activities often occurring during the months of May through August.
Mohegan Tribe of Indians of Connecticut
General
The Mohegan Tribe has lived in a cohesive community for hundreds of years in what is today southeastern Connecticut. The Mohegan Tribe became a federally-recognized Indian tribe in 1994 and currently has approximately 2,200 members, of which approximately 1,400 are of voting age.
Governance of the Mohegan Tribe
The Mohegan Tribe's Constitution provides for the governance of the Mohegan Tribe by the Mohegan Tribal Council, consisting of nine members, and a Council of Elders, consisting of seven members. Legislative and executive powers of the Mohegan Tribe are vested in the Mohegan Tribal Council, with the exception of enrollment of tribal members and cultural duties which are vested in the Council of Elders. The members of the Mohegan Tribal Council also serve as members and officers on our Management Board. The registered voters of the Mohegan Tribe elect all members of the Mohegan Tribal Council. Pursuant to the Mohegan Tribe's Constitution, the members of the Mohegan Tribal Council are elected on a four-year staggered term basis. The terms for five members of the Mohegan Tribal Council expire in October 2021, while the terms for the remaining four members expire in October 2023. Members of the Mohegan Tribal Council must be at least 21 years of age when elected.
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
Mohegan Gaming & Entertainment
We were established by the Mohegan Tribe in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Mohegan Tribe on tribal lands and the non-exclusive authority to conduct such activities elsewhere. We are governed and overseen by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Mohegan Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board. See Mohegan Tribe of Indians of Connecticut and Part III. Item 10. Directors, Executive Officers and Corporate Governance to this Annual Report on Form 10-K.
We have three major functions. The first function is to identify and evaluate, in conjunction with the Mohegan Tribe, and, where appropriate, pursue and execute upon various business opportunities in an effort to diversify our revenue base and cash flow streams. These opportunities primarily consist of development, consulting and/or management of, investment in or ownership of additional gaming and entertainment operations through direct investments, acquisitions, joint venture arrangements and loan or financial/credit support transactions. The second function is to direct the operation, management and promotion of gaming enterprises and all related activities on tribal lands. The third function is to regulate gaming activities on tribal lands. Our Management Board has appointed an independent Director of Regulation responsible for the regulation of gaming activities at Mohegan Sun. The Director of Regulation serves at the will of the Management Board and ensures the integrity of gaming operation through the promulgation and enforcement of appropriate regulations. The Director of Regulation and his staff are also responsible for performing background investigations and licensing of non-gaming employees, as well as vendors seeking to provide non-gaming products or services within the casino. Pursuant to the Mohegan Compact, the State of Connecticut is responsible for performing background investigations and licensing of gaming employees, as well as gaming vendors seeking to provide gaming products or services within the casino.
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
In connection with certain of our contractual arrangements, including substantially all of our outstanding indebtedness, we, the Mohegan Tribe, Mohegan Basketball Club, LLC, Mohegan Golf, LLC, Mohegan Ventures-Northwest, LLC, and to the extent applicable, Mohegan Commercial Ventures-PA, LLC, Downs Racing, Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P. (the "Pocono subsidiaries"), and certain of our subsidiaries and entities have agreed to waive our and their respective sovereign immunity from unconsented suit to permit any court of competent jurisdiction to: (i) enforce and interpret the terms of our applicable outstanding indebtedness, and award and enforce the award of damages owing as a consequence of a breach thereof, whether such award is the product of litigation, administrative proceedings, or arbitration, (ii) determine whether any consent or approval of the Mohegan Tribe or us has been granted improperly or withheld unreasonably, (iii) enforce any judgment prohibiting the Mohegan Tribe or us from taking any action, or mandating or obligating the Mohegan Tribe or us to take any action, including a judgment compelling the Mohegan Tribe or us to submit to binding arbitration and (iv) adjudicate any claim under the Indian Civil Rights Act of 1968, 25 U.S.C. § 1302 (or any successor statute).
The Indian Gaming Regulatory Act of 1988
Regulatory Authority
The operation of casinos and gaming on Indian lands is subject to IGRA, which is administered by the National Indian Gaming Commission ("NIGC"), an independent agency within the United States Department of the Interior, which exercises primary federal regulatory responsibility over Indian gaming. The NIGC has exclusive federal authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III Gaming (as described below), approve management agreements for gaming facilities, conduct investigations and generally monitor tribal gaming. Certain responsibilities under IGRA (such as the approval of gaming compacts, gaming revenue allocation plans for tribal members and the review of applications to take land into trust for gaming) are retained by the Bureau of Indian Affairs ("BIA"). The BIA also has responsibility to review and approve certain agreements and land leases relating to Indian lands. The United States Department of Justice also retains responsibility for federal criminal law enforcement on the Mohegan reservation.
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
IGRA requires that the NIGC review tribal gaming ordinances and authorizes the NIGC to approve such ordinances only if they meet specific requirements relating to: (i) the ownership, security, personnel background, record keeping and auditing of a tribe's gaming enterprises, (ii) the use of the revenues from such gaming and (iii) the protection of the environment and the public health and safety. The Mohegan Tribe adopted its gaming ordinance in July 1994, and the NIGC approved the gaming ordinance in November 1994.

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
Class I Gaming on Indian lands is within the exclusive jurisdiction of the Indian tribe and is not subject to IGRA. Class II Gaming is permitted on Indian lands if: (i) the state in which the Indian lands lie permits such gaming for any purpose by any person, organization or entity, (ii) the gaming is not otherwise specifically prohibited on Indian lands by federal law, (iii) the gaming is conducted in accordance with a tribal ordinance or resolution which has been approved by the NIGC, (iv) an Indian tribe has sole proprietary interest and responsibility for the conduct of gaming, (v) the primary management officials and key employees are tribally licensed and (vi) several other requirements are met. Class III Gaming is permitted on Indian lands if the conditions applicable to Class II Gaming are met, and in addition, the gaming is conducted in conformance with the terms of a tribal-state compact (a written agreement between the tribal government and the government of the state within whose boundaries the tribe's lands lie).
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
IGRA provides that if an Indian tribe and state fail to successfully negotiate a tribal-state compact, the United States Department of the Interior may approve gaming procedures pursuant to which Class III Gaming may be conducted on Indian lands. Gaming compacts or approved gaming procedures take effect upon notice of approval by the United States Secretary of the Interior published in the Federal Register. The Mohegan Compact, approved by the United States Secretary of the Interior in 1994, does not have a specific term and will remain in effect until terminated by written agreement between both parties, or the provisions are modified as a result of a change in applicable law. Our gaming operations are subject to the requirements and restrictions contained in the Mohegan Compact, which authorizes the Mohegan Tribe to conduct most forms of Class III Gaming. In July 2017, the Mohegan Tribe and the State of Connecticut entered into an agreement to amend the Mohegan Compact and the Memorandum of Understanding (the "MOU") to allow the Mohegan Tribe and the Mashantucket Pequot Tribal Nation (“MPT”) to jointly and exclusively own a proposed off-reservation casino under development in East Windsor, Connecticut. While amendments to the Mohegan Compact and that of MPT have been approved by the United States Secretary of the Interior, recent lawsuits challenging that approval remain pending.
Tribal-state compacts have been the subject of litigation in a number of states. Tribes frequently sought to enforce the provision of IGRA which entitles tribes to bring suit in federal court against a state that fails to negotiate a tribal-state compact in good faith. The United States Supreme Court held that the Indian Commerce Clause does not grant Congress authority to abrogate sovereign immunity granted to the states under the Eleventh Amendment. Accordingly, IGRA does not grant jurisdiction over a state that did not consent to be sued.

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
In Connecticut, there has been no litigation challenging the Governor's authority to enter into tribal-state compacts. If such a suit was filed, however, the Mohegan Tribe does not believe that the precedent in the New Mexico or Kansas cases would apply. At the time of execution of the Mohegan Compact, the Connecticut Attorney General issued a formal opinion, which states that, “existing state statutes provide the Governor with the authority to negotiate and execute the Mohegan Compact.” Thus, the Attorney General declined to follow the Kansas case. In addition, in a case brought by the MPT, the United States Court of Appeals for the Second Circuit has held that Connecticut law authorizes casino gaming. After execution of the Mohegan Compact, the Connecticut General Assembly passed a law requiring that future gaming compacts be approved by the legislature, but that law does not apply to previously executed compacts such as the Mohegan Compact, unless amended. As mentioned above, in July 2017, the Mohegan Tribe and the State of Connecticut entered into an agreement to amend the Mohegan Compact and the MOU to allow the Mohegan Tribe and MPT to jointly and exclusively own a proposed off-reservation casino in East Windsor, Connecticut. While amendments to the Mohegan Compact and that of MPT have been approved by the United States Secretary of the Interior, recent lawsuits challenging that approval remain pending.
Possible Changes in Federal Law
Bills have been introduced in Congress from time to time seeking to amend IGRA. While there have been a number of technical amendments to the law, to date, there have been no material changes to IGRA. Any amendment to IGRA could change the regulatory environment and requirements within which the Mohegan Tribe could conduct gaming.
Pennsylvania Racing Regulations
Our harness racing operation at Mohegan Sun Pocono is subject to extensive regulation under the Pennsylvania Racing Act. Under that law, as amended in 2016, the previously separate thoroughbred and standardbred commissions were combined under the jurisdiction of the Pennsylvania State Horse Racing Commission (the "PSHRC"), which is responsible for, among other things:

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
Pennsylvania Gaming Regulations
Our slot machine and table game operations at Mohegan Sun Pocono are subject to extensive regulation under the Pennsylvania Gaming Act. Under that law, as amended, the Pennsylvania Gaming Control Board (the "PGCB"), is responsible for, among other things:

•	issuing and renewing slot machine licenses and table game certificates;

•	approving, after a public hearing, the granting of additional slot machine licenses or table game certificates (to the extent allowed under the Pennsylvania Gaming Act);

•	licensing all officers, directors, principals and certain other employees and vendors of a company with gaming operations;

•	approving certain contracts entered into by a company affecting gaming operations; and

•	implementing latest gaming expansion legislation signed by the Governor of Pennsylvania in October 2017.
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
Canadian Gaming Regulations
The MGE Niagara Resorts are subject to both Federal and Provincial legal and regulatory considerations. Federally, the Canadian Criminal Code stipulates that operations like MGE Niagara Resorts and certain other forms of gaming must be conducted and managed by the government of a province. As a service provider licensed by the Alcohol and Gaming Commission of Ontario (“AGCO”), we must provide gaming-related services in Ontario within this provincial conduct and management structure. That structure is made up of Ontario Lottery and Gaming Corporation (“OLG”), as the provincial entity that conducts and manages lottery schemes on behalf of the Province, and the AGCO, as the provincial regulator responsible for the administration of the Ontario Gaming Control Act (among other Acts).
OLG is the Crown Agency of the government of Ontario charged with overseeing the business of Ontario’s gaming industry. Established pursuant to the Ontario Lottery and Gaming Corporation Act, 1999 (the “OLG Act”), OLG’s purpose is to enhance Ontario’s economic development, generate revenues for Ontario, promote responsible gaming with respect to lottery schemes, and ensure anything done regarding any or all of the foregoing is also done for the public good and in Ontario’s best interests.
Included in OLG’s objects are:

•	To develop, undertake, organize, conduct and manage gaming on behalf of the Province of Ontario.

•	To provide for the operation of gaming sites.

•
To ensure gaming and gaming sites are conducted, managed and operated in accordance with the Criminal Code (Canada), the OLG Act and the Gaming Control Act, 1992 (the “GCA”) and the regulations made under them.

•
To provide for the operation of any business that OLG considers to be reasonably related to gaming operations, including any business that offers goods and services to persons who participate in gaming.

The AGCO is responsible for regulating various forms of gaming in Ontario pursuant to the broad powers granted to it under the GCA.
With respect to casino gaming such as carried out at MGE Niagara Resorts, the AGCO’s overarching regulatory objective is to ensure that all such gaming is operated within the law and with honesty and integrity and in the broader public interest. The agency undertakes a number of key activities to fulfill its regulatory mandate including:

•	Conducting eligibility assessments and registering operators, suppliers and gaming assistants who work in or supply the casino sector;

•	Testing, approving and monitoring slot machines and gaming management systems;

•	Establishing standards and requirements for the conduct, management and operation of lottery schemes, gaming sites and related businesses;

•
Inspecting, auditing and monitoring casinos for compliance with the GCA and its regulation, licence/registration requirements and the standards and requirements established by the Registrar of Alcohol, Gaming and Racing;

•	Approving rules of play or changes to the rules of play for games conducted and managed by the OLG;

•	Excluding persons from accessing gaming sites pursuant to the GCA; and

•	Maintaining Ontario Provincial Police Casino Enforcement operations and presence to support a safe and secure environment at all gaming sites.

Employees and Labor Relations
Mohegan Sun
As of September 30, 2019, our Connecticut operations employed approximately 4,500 full-time employees and 2,000 seasonal, part-time and on-call employees. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except key personnel, our Connecticut operations are obligated to give first preference to qualified members of the Mohegan Tribe and then to enrolled members of other Indian tribes. None of our Connecticut operations' employees are covered by collective bargaining agreements.
Mohegan Sun Pocono
As of September 30, 2019, our Pennsylvania operations employed approximately 800 full-time employees and 375 seasonal, part-time and on-call employees. Certain of these employees are represented under collective bargaining agreements between Downs Racing and either, the International Union of Operating Engineers Local Union 542C or Teamsters Local No. 401. The agreement with Local Union 542C expires on March 31, 2023 and relates to equipment and heavy equipment operators. The agreement with Local No. 401 expires on January 31, 2022 and relates to truck drivers and maintenance employees.
MGE Niagara Resorts
As of September 30, 2019, the MGE Niagara Resorts employed approximately 2,550 full-time employees and 1,575 seasonal, part-time and on-call employees. Of these employees, 175 are represented under a collective bargaining agreement between Unifor Canada and Complex Services Inc. (d/b/a Casino Niagara and Niagara Fallsview Casino Resort). This agreement expired on December 11, 2019 and relates to employees classified as security officers. Negotiations are currently in progress for a new agreement.

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
We currently have and will continue to have a substantial amount of indebtedness. As of September 30, 2019, our debt totaled approximately $2 billion.
Our substantial indebtedness could have significant adverse effects on our business. Such adverse effects could include, without limitation, the following:

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
Risks Related to Our Business
Our business is subject to extensive governmental gaming regulation by multiple governmental and tribal authorities. Changes to the regulatory regime governing our business, our inability to renew or obtain new contracts governing our existing gaming operations or our inability to obtain new casino licenses could adversely affect us.
Our gaming operations are highly regulated. Changes in applicable laws and regulations could limit or materially affect the types of gaming that may be conducted, or services provided, by us and the revenues realized therefrom.

With respect to our operations on the Mohegan Tribe's reservation, we are subject to extensive regulations by federal, state and tribal regulatory agencies, including the NIGC and agencies of the State of Connecticut, such as the Department of Consumer Protection's Gaming Division and Division of Liquor Control and the State Police. Currently, gaming on Indian tribal lands is subject to IGRA. Legislation has been introduced in Congress from time to time with the intent of modifying a variety of perceived deficiencies with IGRA or the Indian Reorganization Act of 1934 under which land can be acquired for tribes for various purposes, including gaming. Certain proposals that have been considered would be prospective in effect and contain clauses that would grandfather existing Indian tribal gaming operations such as Mohegan Sun. However, legislation has also been proposed from time to time which would have the effect of repealing many of the key provisions of IGRA and prohibiting the continued operation of particular classes of gaming on Indian tribal reservations in states where such gaming is not otherwise allowed on a commercial basis. While none of the substantive proposed amendments to IGRA have been enacted, we cannot predict the effects of future legislative acts. In the event that Congress passes prohibitory legislation that does not include any grandfathering exemption for existing Indian tribal gaming operations, and if such legislation is sustained in the courts against tribal challenge, our ability to meet our financial obligations would be materially and adversely affected.
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
With respect to our operations at the MGE Niagara Resorts, we are regulated by both national and provincial authorities. The Criminal Code of Canada mandates that dice games and games operated on or through a computer, video device or slot machine may only be conducted through and managed by provincial governments, and, as a licensed service provider we must provide gaming-related services in accordance with applicable provincial laws and regulations. Gaming in Ontario, where the MGE Niagara Resorts are located, is highly regulated. The OLG is empowered to conduct and manage gaming in Ontario and has the power and authority to oversee and/or regulate the gaming industry.
Our operations at Mohegan Sun Pocono are subject to subject to extensive state regulation by the PGCB, the PSHRC and other state regulatory agencies, such as the Pennsylvania Liquor Control Board. Applicable rules and regulations may require that we obtain and periodically renew a variety of licenses, registrations, permits and approvals to conduct our operations. Regulatory agencies may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, deny or revoke our license to conduct our operations in Pennsylvania as intended. The sale of alcoholic beverages at our properties is subject to licensing, control and regulation by state and local agencies in Pennsylvania, including the Pennsylvania Liquor Control Board. The liquor agencies have broad powers to limit, condition, suspend or revoke any liquor license. We can provide no assurance that we will be able to continually renew all registrations, permits, approvals or licenses necessary to conduct our operations in Pennsylvania as intended. Any of these events, including any disciplinary action with respect to our liquor license, or any changes in applicable laws or regulations or the enforcement thereof, could, and any failure to renew or revocation of our liquor license would, have a material adverse effect on our business, financial condition and results of operations.
Changes in applicable laws or regulations, including statutory changes, tax rates and the implementation or enforcement of applicable laws and regulations could limit or materially affect the types of gaming we may conduct, the services we may provide or the profitability of our operations at Mohegan Sun Pocono. Our ability to continue to operate and our ability to meet our financial obligations could be adversely affected by such legal or regulatory changes and their implementation.
If we are not able to compete successfully with existing and future competitors, we may not be able to generate sufficient cash flows from our operations to fulfill our financial obligations.
The gaming industry is highly competitive for both customers and employees, including those at the management level. We compete with numerous casinos and hotel casinos of varying quality and size in market areas where our properties are located. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses, including online gaming websites, and could compete with any new forms of gaming that may be legalized in the future. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas. Also, our business may be adversely impacted by the additional gaming and room capacity in places where we operate or intend to operate.
With fewer other new markets opening for development, competition in existing markets has intensified in recent years. We and our competitors have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. Competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.

In addition, we also compete to some extent with other forms of gaming on both a local and national level, including state-sponsored lotteries, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, on-and off-track wagering, and other forms of entertainment, including motion pictures, sporting events and other recreational activities. It is possible that these secondary competitors could reduce the number of visitors to our facilities or the amount they are willing to wager, which could have a material adverse effect on our ability to generate revenue or maintain our profitability and cash flows.
If our competitors operate more successfully than we do, if they attract customers away from us as a result of aggressive pricing and promotion, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, if they operate in jurisdictions that give them operating advantages due to differences or changes in gaming regulations or taxes, or if additional hotels and casinos are established in and around the locations in which we conduct business, we may lose market share or the ability to attract or retain employees. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition and results of operations.
In addition, increased competition may require us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties, including updating slot machines to reflect changing technology, refurbishing public service areas periodically, replacing obsolete equipment on an ongoing basis and making other expenditures to increase the attractiveness and add to the appeal of our facilities. Because we are highly leveraged, after satisfying our obligations under our outstanding indebtedness, there can be no assurance that we will have sufficient funds to undertake these expenditures or that we will be able to obtain sufficient financing to fund such expenditures. If we are unable to make such expenditures, our competitive position could be materially adversely affected.
The gaming industry in the Northeastern United States and Niagara Falls, Canada has experienced seasonal fluctuations in the past and, as such, we may also experience seasonal variations in our revenues and operating results that could adversely affect our cash flows.
The gaming industry in the Northeastern United States and Niagara Falls, Canada is seasonal in nature, with peak gaming activities often occurring during the months of May through August. Similarly, peak gaming activities at Mohegan Sun, Mohegan Sun Pocono and the MGE Niagara Resorts often occur during the months of May through August. As a result of these seasonal fluctuations, we will likely continue to experience seasonal variations in our quarterly revenues and operating results that could result in decreased cash flows during periods in which gaming activity is not at peak levels. These variations in quarterly revenues and operating results could adversely affect our financial condition.
Negative conditions affecting the lodging industry may have an adverse effect on our revenues and cash flows.
We depend on revenues generated from hotels at our various properties, together with revenues generated from other portions of the facility, to meet our financial obligations and fund our operations. Revenues generated from our hotels are primarily subject to conditions affecting our gaming operations, but are also subject to the lodging industry in general, and as a result, our financial performance and cash flows may be affected not only by the conditions in the gaming industry, but also by those in the lodging industry. Some of these conditions are as follows:

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
There are significant risks associated with our construction projects, which could have a material adverse effect on our financial condition, results of operations and cash flows.
We have previously announced our integrated resort and casino project, called Project Inspire, which is under construction at Incheon International Airport in South Korea. This development project and any other construction projects, including renovations to existing facilities we undertake, will entail significant risks.
Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment, fire, flood and other natural disasters. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, prevent the construction or opening of our projects, or otherwise affect the design and features. Construction contractors or counterparties for our projects may be required to bear certain cost overruns for which they are contractually liable, and if such counterparties are unable to meet their obligations, we may incur increased costs for such developments. In addition, the location of projects like Project Inspire, including other projects which we may pursue throughout the world, present unique challenges and risks to manage and execute. If our management is unable to manage successfully such international construction projects, it could have a material adverse effect on our financial condition, results of operations and cash flows.
The anticipated costs and completion dates for our current projects are based on budgets, designs, development and construction documents and schedule estimates are prepared with the assistance of architects and other construction development consultants and are subject to change as the design, development and construction documents are finalized and as actual construction work is performed. A failure to complete our projects on budget or on schedule may have a material adverse effect on our financial condition, results of operations and cash flows.
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
We may expand our facilities from time to time. We can provide no assurance that we will be successful in integrating the new amenities from such expansions into our current operations or in managing the expanded facility. Failure to successfully integrate and manage new services and amenities could have a material adverse effect on our results of operations and our ability to meet our financial obligations.
A person or entity's ability to enforce its rights against us is limited by our sovereign immunity and that of the Mohegan Tribe, Mohegan Basketball Club, LLC, Mohegan Golf, LLC, Mohegan Ventures-Northwest, LLC, Mohegan Expo Center, LLC and, to the extent applicable, the Pocono subsidiaries.
Although we, the Mohegan Tribe, Mohegan Basketball Club, LLC, Mohegan Golf, LLC, Mohegan Ventures-Northwest, LLC, Mohegan Expo Center, LLC and, to the extent applicable, the Pocono subsidiaries, or collectively, the tribal entities, each have sovereign immunity and generally may not be sued without our and their respective consents, a limited waiver of sovereign immunity and consent to suit has been granted in connection with substantially all of our outstanding indebtedness. Each such waiver includes suits against us to enforce our obligation to repay certain outstanding indebtedness. Generally, duly authorized express waivers of sovereign immunity have been held to be enforceable against Indian tribes. In the event that any waiver of sovereign immunity is held to be ineffective, a claimant could be precluded from judicially enforcing its rights and remedies. With limited exceptions, the tribal entities have not waived sovereign immunity for claims under federal or state securities laws and therefore a claimant may not have any remedy based on such claims.

Where an entity that enjoys tribal sovereign immunity has waived its immunity and consented to suit in federal and/or state court, disputes may be brought in a federal or state court that has jurisdiction over the matter. However, federal courts may not exercise jurisdiction over disputes not arising under federal law or between litigants that are not citizens of different states, and some courts have ruled that an Indian tribe is not a citizen of any state. The extent to which state courts will assume jurisdiction over disputes involving Indian tribes varies from state to state. In addition, the Mohegan Tribe's Constitution has established a special court, the Gaming Disputes Court, to rule on disputes with respect to Mohegan Sun. The federal and state courts, under the doctrines of comity and exhaustion of tribal remedies, may (i) defer to the jurisdiction of the Gaming Disputes Court or

(ii) require that any plaintiff exhaust its remedies in the Gaming Disputes Court before bringing any action in federal or state court. Thus, there may be no available federal or state court forum for adjudication of a dispute with an entity that enjoys tribal sovereign immunity.
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
In addition, our indentures place certain limitations on our ability to incur indebtedness. Under these indentures, we are generally able to incur indebtedness that otherwise may be restricted, provided we meet a minimum fixed charge coverage ratio, as defined. If we were to fall below the minimum fixed charge coverage ratio, our ability to incur additional indebtedness would be limited and subject to other applicable exceptions contained in the indentures, and the options available to us to refinance our existing indebtedness would be restricted. In such event, we may need to obtain waivers or consents from our lenders in order to obtain additional debt or refinance our existing debt on satisfactory terms; however, we can provide no assurance that we would be able to obtain such waivers or consents. In such event, it may not be possible for us to borrow additional funds to meet our financial obligations or refinance our maturities. At September 30, 2019, we were above the minimum fixed charge coverage ratio.
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
Weakness or downturn in the United States or Canadian economies could negatively impact our financial performance.
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
Economic recessions negatively impact consumer confidence and the amount of consumer spending. Economic conditions such as a prolonged regional, national or global economic downturn or slow growth, including periods of increased inflation, rising unemployment levels, tax rates, interest rates, energy and gasoline prices or declining consumer confidence could also reduce consumer spending. Reduced consumer spending has resulted and may continue to result in an adverse impact on our business, financial condition and operating results. Furthermore, uncertainty and adverse changes in the economy could also increase the cost and reduce the availability of sources of financing, which could have a material adverse impact on our financial condition and operating results. If adverse economic conditions continue or worsen, our business, assets, financial condition and results of operations could continue to be affected adversely.
Our diversification efforts may not be successful.
We receive and evaluate various opportunities to diversify our business interests. These opportunities primarily include the development and/or management of, investment in, or ownership of other gaming or other entertainment enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. In addition to the opportunities we are currently pursuing, we are evaluating other opportunities in various jurisdictions. These efforts may require various levels of regulatory or legislative approval, and may require the commitment of financial and capital resources, and a failure to achieve any such approval or to obtain or generate sufficient funds to meet such financial or capital requirements may result in the termination of the respective project. In addition, our diversification initiatives may not generate the expected (or any) returns on our investments. Additionally, there can be no assurance that we will continue to pursue any of the diversification initiatives we are pursuing or evaluating, or that any of them will be consummated.
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
An impairment of our intangible assets could adversely affect our financial condition.
In accordance with authoritative guidance issued by the Financial Accounting Standards Board pertaining to intangible assets, we assess our intangible assets at least annually for impairment by comparing their fair value to their carrying value. Fair value is estimated utilizing a discounted cash flow method. As of September 30, 2019, we assessed our intangible assets for impairment and determined that no impairment existed. The evaluation of intangible assets for impairment requires the use of estimates about future cash flows to determine the estimated fair value of the reporting unit. Such estimates are, by their nature, subjective. Actual results may differ materially from our estimates and could result in impairment charges in the future. In the event that the carrying value of our intangible assets exceeds their fair value in a future period, the intangible assets would be impaired and subject to a non-cash write-down, which could have a material adverse impact on our financial condition. We describe the process for testing intangible assets for impairment and the results of our testing for fiscal 2019 more thoroughly within Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Critical Accounting Policies and Estimates to this Annual Report on Form 10-K.
We identified a material weakness in our internal controls over financial reporting which, if not remedied, could result in material misstatements in our financial statements.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As disclosed in Item 9A, in preparing our financial statements for the fiscal year ended September 30, 2019, management identified a material weakness in our internal control over financial reporting relating to our goodwill and other intangible assets impairment analysis review control, which was not designed or operating effectively. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that, as of September 30, 2019, our internal control over financial reporting was not effective based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “2013 Internal Control-Integrated Framework.” We are committed to maintaining robust internal control over financial reporting. Accordingly, our management is in the process of determining a remediation plan. Our goal is to complete the remediation prior to our next intangible asset impairment testing date. If the remediation measures are insufficient to remedy this material weakness, or if other material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our financial statements could contain material misstatements.

We are subject to risks associated with doing business outside of the United States.
With the MGE Niagara Resorts, Project Inspire and other potential projects outside of the United States, we have operations outside of the United States that are subject to risks that are inherent in conducting business under non-United States laws, regulations and customs. In particular, the risks associated with the MGE Niagara Resorts, Project Inspire or other operations that we may engage in other foreign jurisdictions, include:

•	changes in laws and policies that govern operations of companies in Canada, South Korea or other foreign jurisdictions;

•	changes in non-United States government programs;

•	possible failure by our employees or agents to comply with anti-bribery laws such as the United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;

•	general economic conditions and policies in such jurisdictions, including restrictions on travel and currency movements;

•	difficulty in establishing, staffing and managing non-United States operations;

•	different labor regulations;

•	changes in environmental, health and safety laws;

•	outbreaks of diseases or epidemics;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	political instability and actual or anticipated military and political conflicts;

•	economic instability and inflation, recession or interest rate fluctuations; and

•	uncertainties regarding judicial systems and procedures.

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
A portion of our revenue may be derived from operations outside the United States, which exposes us to complex United States and foreign regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the United States Foreign Corrupt Practices Act and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we can provide no assurance that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. Violations of these laws by us or our ventures may result in severe criminal and civil sanctions and other penalties against us, as the Securities and Exchange Commission and United States Department of Justice continue to vigorously pursue enforcement of the United States Foreign Corrupt Practices Act. The occurrence or allegation of any such violation may adversely affect our business, performance, prospects, value, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Mohegan Sun
Mohegan Sun is located on an approximately 196-acre site on the Mohegan Tribe’s reservation in southeastern Connecticut, adjacent to Uncasville, Connecticut. The land upon which Mohegan Sun is located is held in trust for the Mohegan Tribe by the United States. Mohegan Sun has its own exit from Connecticut Route 2A, providing patrons with direct access to Interstates 395 and 95, the main highways connecting New York City, New York, Boston, Massachusetts, and Providence, Rhode Island. Mohegan Sun is approximately 125 miles from New York City, 100 miles from Boston and 50 miles from Providence. The land upon which Mohegan Sun is located is leased from the Mohegan Tribe. The term of the lease, which commenced in October 2016, is 25 years with an option, exercisable by us, to extend the term for one additional 25-year period provided that we are not in default under the lease. Upon termination of the lease, we will be required to surrender to the Mohegan Tribe possession of the property and improvements, excluding any equipment, furniture, fixtures or other personal property. The lease requires us to pay the Mohegan Tribe a nominal annual rental fee and assume all costs and expenses of owning, operating, constructing, maintaining, repairing, replacing and insuring the property.
Mohegan Sun Pocono
Mohegan Sun Pocono is located on an approximately 400-acre site in Plains Township, Pennsylvania. We also own an OTW facility located in Lehigh Valley (Allentown), Pennsylvania, and lease an OTW facility located in East Stroudsburg, Pennsylvania.
MGE Niagara Resorts
We are the service provider for the Niagara Fallsview Casino Resort, Casino Niagara and the future Niagara Falls Entertainment Centre, all in Niagara Falls, Canada. We have entered into lease arrangements for Niagara Fallsview Casino Resort and Casino Niagara which expire March 31, 2040, and we have committed to enter into a lease agreement for the Niagara Falls Entertainment Centre following the completion of its construction. Niagara Fallsview Casino Resort is located on an approximately 21-acre site, located on Fallsview Boulevard, overlooking both the Horseshoe (Canadian) and American Falls. Casino Niagara is located on an approximately 11-acre site, located on Falls Avenue.

Item 3. Legal Proceedings.
In July 2017, the Mohegan Tribe and the State of Connecticut entered into an agreement to amend the Mohegan Compact and the MOU with regard to the proposed joint and exclusive ownership by the Mohegan Tribe and MPT of a proposed off-reservation casino in East Windsor, Connecticut. In August 2017, that agreement, along with a substantially similar agreement between the MPT and the State of Connecticut, were submitted to the United States Secretary of the Interior for approval pursuant to IGRA and its implementing regulations. In September 2017, the United States Secretary of the Interior returned both agreements without approving or disapproving them. In November 2017, the State of Connecticut, joined by the Mohegan Tribe and the MPT, filed suit in United States District Court for the District of Columbia to compel the United States Secretary of the Interior to publish notice of approval. In June 2018, the Department of the Interior published notice in the Federal Register that no action had been taken on the amendments in the agreement between the Mohegan Tribe and the State of Connecticut within the prescribed 45 days and that the amendments were therefore deemed approved under IGRA. By stipulation, the Mohegan Tribe and its related claims in the federal lawsuit were subsequently dismissed. In March 2019, the Department of the Interior published notice of approval of the MPT amendments. In August 2019, a lawsuit was filed in federal court by a gaming operator in a neighboring state against the United States Department of the Interior, the Secretary and other staff, challenging those approvals. In October 2019, the federal defendants moved to dismiss, and the Mohegan Tribe, State of Connecticut and MPT filed to intervene in that lawsuit. The lawsuit and those motions remain pending.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
We have not issued or sold any equity securities.

Item 6. Selected Financial Data.
The following selected consolidated financial and operating data for the five-year period ended September 30, 2019 are derived from our audited financial statements and should be read in conjunction with Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and related notes beginning on page F-1 and the other financial information to this Annual Report on Form 10-K.

	As of or for the Fiscal Years Ended September 30,
(in thousands)	2019	2018	2017	2016	2015
Operating Results:
Net revenues	$1,388,810	$1,355,632	$1,380,003	$1,334,794	$1,291,620
Income from operations (1)	$136,462	$244,534	$257,235	$261,143	$233,175
Other expenses, net (2)	(137,809)	(112,451)	(180,818)	(128,066)	(141,036)
Income (loss) before tax provision	(1,347)	132,083	76,417	133,077	92,139
Income tax provision	(1,029)	(475)	—	—	—
Net income (loss)	(2,376)	131,608	76,417	133,077	92,139
(Income) loss attributable to non-controlling interests	(169)	(1,054)	(972)	(427)	2,255
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$(2,545)	$130,554	$75,445	$132,650	$94,394
Other Data:
Interest expense	$144,130	$126,653	$114,319	$136,194	$143,876
Capital expenditures incurred	$80,994	$122,802	$101,533	$48,962	$30,024
Net cash flows provided by operating activities	$200,399	$214,710	$234,236	$201,384	$172,312
Balance Sheet Data:
Total assets	$2,511,596	$2,312,119	$2,235,681	$2,227,962	$2,020,133
Long-term debt and capital leases, net of current portions	$1,860,809	$1,740,923	$1,576,078	$1,656,073	$1,612,671
 __________

(1)	Income from operations includes a $39.5 million impairment charge related to Mohegan Sun Pocono's goodwill in fiscal 2019.

(2)
Other expenses, net, include loss on modification and early extinguishment of debt of $74.9 million, $484,000 and $4.0 million in fiscal 2017, 2016 and 2015, respectively. Other expenses, net, also include interest expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with Item 1. Business, Item 6. Selected Financial Data and our consolidated financial statements and related notes beginning on page F-1 to this Annual Report on Form 10-K.
Results of Operations
Summary Operating Results
The following table summarizes our results on a segment basis (in thousands):

	For the Fiscal Years Ended September 30,
				Variance		Percentage Variance
	2019	2018	2017	19 vs. 18	18 vs. 17	19 vs. 18	18 vs. 17
Net revenues:
Mohegan Sun	$992,043	$1,068,892	$1,079,920	$(76,849)	$(11,028)	(7.2)%	(1.0)%
Mohegan Sun Pocono	251,054	265,691	278,938	(14,637)	(13,247)	(5.5)%	(4.7)%
MGE Niagara Resorts (1)	112,525	—	—	112,525	—	100.0%	—
Management, development and other	33,349	19,806	100,505	13,543	(80,699)	68.4%	(80.3)%
Corporate	1,001	1,483	1,951	(482)	(468)	(32.5)%	(24.0)%
Inter-segment	(1,162)	(240)	(81,311)	(922)	81,071	(384.2)	99.7
Total	$1,388,810	$1,355,632	$1,380,003	$33,178	$(24,371)	2.4%	(1.8)%
Income (loss) from operations:
Mohegan Sun	$156,276	$230,890	$249,403	$(74,614)	$(18,513)	(32.3)%	(7.4)%
Mohegan Sun Pocono (2)	(5,253)	37,541	33,145	(42,794)	4,396	N.M.	13.3%
MGE Niagara Resorts (1)	7,368	—	—	7,368	—	100.0%	—
Management, development and other	1,152	(686)	76,647	1,838	(77,333)	N.M.	N.M.
Corporate	(22,161)	(23,211)	(101,960)	1,050	78,749	4.5%	77.2%
Inter-segment	(920)	—	—	(920)	—	(100.0)%	—
Total	$136,462	$244,534	$257,235	$(108,072)	$(12,701)	(44.2)%	(4.9)%
Net income (loss) attributable to Mohegan Tribal Gaming Authority (2)	$(2,545)	$130,554	$75,445	$(133,099)	$55,109	N.M.	73.0%
_________

(1)	Includes financial results from June 11, 2019 through September 30, 2019.

(2)	Includes a $39.5 million impairment charge related to Mohegan Sun Pocono's goodwill in fiscal 2019.
N.M. - Not Meaningful.
The most significant factors and trends that impacted our operating and financial performance in fiscal 2019 were as follows:

•	increasingly competitive gaming markets;

•	lower gaming volumes;

•	lower overall table game hold percentage;

•	a stronger entertainment calendar at Mohegan Sun;

•	higher management fees earned;

•	the acquisition of the MGE Niagara Resorts, which contributed $112.5 million to net revenues and increased operating costs and expenses by $105.2 million;

•	a $39.5 million impairment charge related to Mohegan Sun Pocono's goodwill;

•	higher depreciation expense; and

•	higher interest expense.
The most significant factors and trends that impacted our operating and financial performance in fiscal 2018 were as follows:

•	lower gaming volumes;

•	a weaker entertainment calendar at Mohegan Sun;

•	higher table game hold percentage at Mohegan Sun;

•	a repositioning of promotional offers at Mohegan Sun Pocono;

•	higher development costs and expenses associated with our various diversification initiatives;

•	increasingly competitive gaming markets; and

•	higher interest expense.

Mohegan Sun
Revenues
Net revenues declined by $77.0 million, or 7.2%, to $992.0 million for the fiscal year ended September 30, 2019 compared to $1,069.0 million in the prior fiscal year. After factoring in the impact of adopting the new revenue recognition standard, these results were primarily driven by lower gaming revenues, partially offset by higher overall non-gaming revenues. The decline in gaming revenues reflected lower table game revenues which were primarily driven by decreased hold percentage and lower slot revenues which were negatively impacted by softer volumes. Non-gaming revenues benefited from a stronger entertainment calendar featuring additional headliner shows, as well as the opening of our Earth Expo & Convention Center in June 2018.
Net revenues declined by $11.0 million, or 1.0%, to $1,069.0 million for the fiscal year ended September 30, 2018 compared to $1,080.0 million in the prior fiscal year. These results primarily reflected lower slot revenues driven by declines in both volumes and hold percentage and lower entertainment revenues driven, in part, by a weaker overall entertainment calendar featuring fewer headliner shows, partially offset by increased table game revenues which benefited from higher hold percentage.
Operating Costs and Expenses
Operating costs and expenses declined by $2.2 million, or 0.3%, to $835.8 million for the fiscal year ended September 30, 2019 compared to $838.0 million in the prior fiscal year. After factoring in the impact of adopting the new revenue recognition standard, the decrease in operating costs and expenses was primarily driven by lower payroll costs and certain casino marketing and promotional expenses, along with reduced slot machine tax expenses commensurate with the decline in slot revenues. These results were partially offset by higher depreciation expense. During our second quarter of fiscal 2019, we committed to a plan to repurpose the recently closed Casino of the Wind section of Mohegan Sun. In connection with this decision, we determined that certain assets related to the Casino of the Wind had no alternative future use. Accordingly, depreciation on these assets was accelerated by $21.6 million. The increase in depreciation expense also reflected an out-of-period correction which increased depreciation expense by $6.3 million. Overall, these two items increased depreciation expense by $27.9 million for the fiscal year ended September 30, 2019.
Operating costs and expenses increased by $7.5 million, or 0.9%, to $838.0 million for the fiscal year ended September 30, 2018 compared to $830.5 million in the prior fiscal year. The increase in operating costs and expenses primarily reflected severance costs and expenses resulting from ongoing efforts to streamline staffing levels due to new competition in Massachusetts, combined with higher depreciation expense, primarily driven by the Earth Expo & Convention Center and the Earth Hotel connector.
Mohegan Sun Pocono
Revenues
Net revenues declined by $14.6 million, or 5.5%, to $251.1 million for the fiscal year ended September 30, 2019 compared to $265.7 million in the prior fiscal year. After factoring in the impact of adopting the new revenue recognition standard, these results were primarily driven by lower gaming revenues. Both slot and table game revenues were negatively impacted by lower volumes and hold percentages.
Net revenues declined by $13.2 million, or 4.7%, to $265.7 million for the fiscal year ended September 30, 2018 compared to $278.9 million in the prior fiscal year. These results were primarily driven by lower gaming revenues resulting from declines in slot and table game revenues, both of which were negatively impacted by lower volumes.
Operating Costs and Expenses
Operating costs and expenses increased by $28.1 million, or 12.3%, to $256.3 million for the fiscal year ended September 30, 2019 compared to $228.2 million in the prior fiscal year. The increase in operating costs and expenses was primarily driven by a $39.5 million impairment charge related to the goodwill previously recorded in connection with the 2005 acquisition of Mohegan Sun Pocono, partially offset by lower payroll costs, as well as lower slot machine and table game tax expenses commensurate with the declines in slot and table game revenues. The goodwill related to the acquisition of Mohegan Sun Pocono and was not subject to amortization, but was assessed at least annually for impairment by comparing its fair value to its carrying value. As of September 30, 2019, we assessed the goodwill, which totaled $39.5 million, for impairment and determined that its fair value was less than its carrying value. The fair value was estimated utilizing a combination of the income approach (discounted cash flow method) and the market approach (guideline public company method). Accordingly, we determined that the goodwill was fully impaired and recorded an impairment charge in our fourth quarter of fiscal 2019. The amount of the impairment loss was calculated as the excess of the asset’s carrying value over its fair value. The impairment was primarily driven by a continued decline in gaming revenues, a higher weighted average cost of capital utilized for the cash flow valuation and lower operating income growth rates.

Operating costs and expenses declined by $17.6 million, or 7.2%, to $228.2 million for the fiscal year ended September 30, 2018 compared to $245.8 million in the prior fiscal year. These results were primarily driven by lower slot machine and table game tax expenses commensurate with the declines in slot and table game revenues, combined with the impact of a $3.2 million charge that was recorded in the prior fiscal year pertaining to certain Pennsylvania Gaming Control Board start-up costs. The reduction in operating costs and expenses also reflected lower payroll costs and certain casino marketing and promotional expenses, as well as lower costs related to Momentum Dollar redemptions at Mohegan Sun Pocono-owned outlets.
MGE Niagara Resorts
Revenues
Net revenues totaled $112.5 million for the fiscal year ended September 30, 2019. We assumed the day-to-day operations of the MGE Niagara Resorts on June 11, 2019.
Operating Costs and Expenses
Operating costs and expenses totaled $105.2 million for the fiscal year ended September 30, 2019. We assumed the day-to-day operations of the MGE Niagara Resorts on June 11, 2019.
Management, Development and Other
Revenues
Net revenues increased by $13.5 million, or 68.2%, to $33.3 million for the fiscal year ended September 30, 2019 compared to $19.8 million in the prior fiscal year. These results primarily reflected higher management fees from ilani Casino Resort driven principally by continued improvement in performance at the property.
Net revenues declined by $80.7 million, or 80.3%, to $19.8 million for the fiscal year ended September 30, 2018 compared to $100.5 million in the prior fiscal year. The decline in net revenues primarily reflected the impact of approximately $80 million of inter-segment revenues that were recorded in the prior fiscal year.
Operating Costs and Expenses
Operating costs and expenses increased by $11.7 million, or 57.1%, to $32.2 million for the fiscal year ended September 30, 2019 compared to $20.5 million in the prior fiscal year. The increase in operating costs and expenses primarily reflected the impact of the recovery of $10.3 million which was previously reserved for reimbursable costs and expenses advanced by us to ilani Casino Resort that was recorded in the prior fiscal year. The increase in operating costs and expenses was also driven by higher pre-opening costs and expenses associated with Project Inspire and higher development costs and expenses associated with our other diversification initiatives, including development efforts elsewhere in Asia.
Operating costs and expenses declined by $3.4 million, or 14.2%, to $20.5 million for the fiscal year ended September 30, 2018 compared to $23.9 million in the prior fiscal year. The decline in operating costs and expenses primarily reflected the impact of share-based compensation that was recorded in the prior fiscal year, partially offset by higher pre-opening costs and expenses associated with Project Inspire and higher development costs and expenses associated with our other diversification initiatives, including development efforts elsewhere in Asia.
Corporate
Revenues
Net revenues declined by $482,000, or 33.3%, to $1.0 million for the fiscal year ended September 30, 2019 compared to $1.5 million in the prior fiscal year. Net revenues declined by $468,000, or 25.0%, to $1.5 million for the fiscal year ended September 30, 2018 compared to $2.0 million in the prior fiscal year. These results were primarily driven by lower revenues generated by our “Play 4 Fun” on-line gaming platform.
Operating Costs and Expenses
Operating costs and expenses declined by $1.5 million, or 6.1%, to $23.2 million for the fiscal year ended September 30, 2019 compared to $24.7 million in the prior fiscal year. The decrease in operating costs and expenses was primarily due to a reduction in payroll costs, as well as lower costs related to certain governmental services.
Operating costs and expenses declined by $79.2 million, or 76.2%, to $24.7 million for the fiscal year ended September 30, 2018 compared to $103.9 million in the prior fiscal year. The decline in operating costs and expenses primarily reflected the impact of approximately $80 million of inter-segment expenses that were recorded in the prior fiscal year.

Other Expenses
Other expenses increased by $25.3 million, or 22.5%, to $137.8 million for the fiscal year ended September 30, 2019 compared to $112.5 million in the prior fiscal year. These results were primarily due to higher interest expense, combined with the impact of lower interest income. Interest expense increased by $17.4 million, or 13.7%, to $144.1 million for the fiscal year ended September 30, 2019 compared to $126.7 million in the prior fiscal year. These results were driven by higher weighted average cost of borrowing and weighted average outstanding debt. Weighted average cost of borrowing was 7.4% for the fiscal year ended September 30, 2019 compared to 7.0% in the prior fiscal year. Weighted average outstanding debt was $1.94 billion for the fiscal year ended September 30, 2019 compared to $1.83 billion in the prior fiscal year.
Other expenses declined by $68.3 million, or 37.8%, to $112.5 million for the fiscal year ended September 30, 2018 compared to $180.8 million in the prior fiscal year. These results primarily reflected the impact of the loss on modification and early extinguishment of debt in the prior fiscal year, partially offset by higher interest expense. Interest expense increased by $12.4 million, or 10.8%, to $126.7 million for the fiscal year ended September 30, 2018 compared to $114.3 million in the prior fiscal year due to higher weighted average cost of borrowing and weighted average outstanding debt. Weighted average cost of borrowing was 7.0% for the fiscal year ended September 30, 2018 compared to 6.5% in the prior fiscal year. Weighted average outstanding debt was $1.83 billion for the fiscal year ended September 30, 2018 compared to $1.75 billion in the prior fiscal year.
Liquidity and Capital Resources
As of September 30, 2019 and 2018, we held cash and cash equivalents of $130.1 million and $103.9 million, respectively. Inclusive of letters of credit, which reduce borrowing availability under our senior secured revolving facility, we had $145.7 million of borrowing capacity under the senior secured revolving facility and line of credit as of September 30, 2019. In addition, MGE Niagara Entertainment Inc. had $124.6 million of borrowing capacity under the Niagara revolving facility as of September 30, 2019. As a result of the cash based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and impairment charges.
Cash provided by operating activities declined by $14.3 million, or 6.7%, to $200.4 million for the fiscal year ended September 30, 2019 compared to $214.7 million in the prior fiscal year. The decrease in cash provided by operating activities was primarily driven by a reduction in net income after factoring in non-cash items and higher working capital requirements, including additional working capital requirements associated with the MGE Niagara Resorts. These results were partially offset by the receipt of $74.6 million from the Cowlitz Tribal Gaming Authority related to accrued interest on funds previously advanced for the Cowlitz Project.
Cash provided by operating activities declined by $19.5 million, or 8.3%, to $214.7 million for the fiscal year ended September 30, 2018 compared to $234.2 million in the prior fiscal year, primarily due to higher working capital requirements.
Cash used in investing activities decreased by $1.2 million, or 0.8%, to $143.6 million for the fiscal year ended September 30, 2019 compared to $144.8 million in the prior fiscal year. The decline in cash used in investing activities was primarily driven by lower capital expenditures and the receipt of $32.0 million from the Cowlitz Tribal Gaming Authority related to funds previously advanced for the Cowlitz Project, partially offset by the acquisition of the MGE Niagara Resorts for $72.3 million. Capital expenditures totaled $78.7 million for the fiscal year ended September 30, 2019, comprising maintenance and development and Project Inspire-related capital expenditures totaling $38.6 million and $40.1 million, respectively.
Cash used in investing activities increased by $41.6 million, or 40.3%, to $144.8 million for the fiscal year ended September 30, 2018 compared to $103.2 million in the prior fiscal year, primarily due to higher capital expenditures. Capital expenditures totaled $122.8 million for the fiscal year ended September 30, 2018, comprising maintenance and development, Earth Expo & Convention Center and Project Inspire related capital expenditures of $51.0 million, $52.1 million and $19.7 million, respectively.
Cash provided by financing activities totaled $2.0 million for the fiscal year ended September 30, 2019 compared to cash used in financing activities of $84.0 million in the same period in the prior year. These results primarily reflected the impact of a $106.7 million membership interest redemption relating to Project Inspire in the prior fiscal year. Cash provided by financing activities for the fiscal year ended September 30, 2019 reflects additional borrowings to fund the acquisition of the MGE Niagara Resorts.
Cash used in financing activities decreased by $91.1 million, or 52.0%, to $84.0 million for the fiscal year ended September 30, 2018 compared to $175.1 million in the prior fiscal year, primarily due to the impact of payments of tender offer and repurchase costs and financing fees related to our October 2016 refinancing transactions in the prior fiscal year. Cash used in financing activities for the fiscal year ended September 30, 2018 also reflected increased borrowings to pursue new development opportunities and for general corporate purposes, partially offset by a $106.7 million membership interest redemption relating to Project Inspire.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, distributions to the Mohegan Tribe, capital expenditures and working capital requirements, including threshold payments relating to the MGE Niagara Resorts, for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to Part I. Item 1A. Risk Factors to this Annual Report on Form 10-K for further details regarding risks relating to our sufficiency of resources.
Contractual Obligations and Commitments
The following table presents estimated future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments as of September 30, 2019 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt, including current portions (excludes unamortized debt issuance costs and discounts)	$1,966,906	$76,909	$438,206	$921,328	$530,463
Capital leases	29,694	1,142	2,544	2,773	23,235
Operating leases	863,410	30,795	58,485	59,063	715,067
Interest payments on long-term debt and capital leases	495,241	109,574	191,308	128,021	66,338
Purchase obligations	80,431	30,271	39,352	7,041	3,767
Virgin Hotels Las Vegas obligations (2)	171,000	—	9,000	18,000	144,000
Total	$3,606,682	$248,691	$738,895	$1,136,226	$1,482,870
 ________

(1)	Represents payment obligations from October 1, 2019 to September 30, 2020.

(2)
Represents payment obligations to the owner of Virgin Hotels Las Vegas. These obligations are contingent upon and subject to us obtaining all necessary approvals from the Nevada gaming regulatory authorities.

In addition to the above listed contractual obligations, we had certain other contractual commitments as of September 30, 2019. The amounts presented in the following table are estimates, and, while certain agreements have perpetual terms, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years (in thousands):

	Payments due by period
Contractual Commitments	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Priority distributions (2)	$40,000	$80,000	$80,000	$200,000
Pennsylvania slot machine operation fee (3)	10,000	20,000	20,000	50,000
Town of Montville (4)	500	1,000	1,000	2,500
Total	$50,500	$101,000	$101,000	$252,500
 ____________

(1)	Represents payment obligations from October 1, 2019 to September 30, 2020.

(2)	Represents priority distribution payments to the Mohegan Tribe, which are limited to a minimum annual amount of $40.0 million.

(3)	Represents an annual $10.0 million slot machine operation fee that must be paid to the Pennsylvania Department of Revenue.

(4)	Represents an annual $500,000 that must be paid to the Town of Montville to minimize the impact of Mohegan Tribe’s reservation being held in trust.
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
Goodwill
Goodwill related to the acquisition of Mohegan Sun Pocono and was not subject to amortization, but was assessed at least annually for impairment by comparing its fair value to its carrying value. As of September 30, 2018, we assessed the goodwill, which totaled $39.5 million, for impairment and determined that its fair value exceeded its carrying value. The fair value was estimated utilizing the income approach (discounted cash flow method).
As of September 30, 2019, we assessed the goodwill for impairment and determined that its fair value was less than its carrying value. The fair value was estimated utilizing a combination of the income approach (discounted cash flow method) and the market approach (guideline public company method). Accordingly, we determined that the goodwill was fully impaired and recorded an impairment charge of $39.5 million in our fourth quarter of fiscal 2019. The amount of the impairment loss was calculated as the excess of the asset’s carrying value over its fair value. The impairment was primarily driven by a continued decline in gaming revenues, a higher weighted average cost of capital utilized for the cash flow valuation and lower operating income growth rates.
Other Intangible Assets
Other intangible assets consist primarily of Mohegan Sun's trademark and Mohegan Sun Pocono's various gaming licenses. These intangible assets all have indefinite lives. Intangible assets with indefinite lives are assessed at least annually for impairment by comparing their fair value to their carrying value. As of September 30, 2019 and 2018, we assessed our indefinite live intangible assets for impairment and determined that no impairment existed. The evaluation of intangible assets for impairment requires the use of estimates about future cash flows. Such estimates are, by their nature, subjective. Actual results may differ materially from our estimates and could result in impairment charges in the future.
As of September 30, 2019, Mohegan Sun Pocono's intangible assets totaled $298.5 million. As of September 30, 2019, the estimated fair value of these intangible assets exceeded the carrying value by approximately $10 million. The evaluation of Mohegan Sun Pocono’s intangible assets for impairment includes similar assumptions as those utilized in the goodwill impairment assessment. Accordingly, the decline in Mohegan Sun Pocono’s gaming revenues, a higher weighted average cost of capital utilized for the cash flow valuation and lower operating income growth rates have all lowered the estimated fair value of Mohegan Sun Pocono’s intangible assets. Further deterioration in these assumptions could result in the carrying value of Mohegan Sun Pocono’s intangible assets exceeding their estimated fair value. In the event that the carrying value of Mohegan Sun Pocono’s intangible assets exceed their fair value in a future period, the intangible assets would be impaired and subject to a non-cash write-down, which could have a material adverse impact on our financial condition.

A 1% reduction in the estimated revenue growth rate would decrease the fair value of Mohegan Sun Pocono’s intangible assets by approximately $23 million and a 1% increase in the discount rate would decrease the fair value of Mohegan Sun Pocono’s intangible assets by approximately $64 million.
Revenues from Casino Operating and Services Agreement
We operate the MGE Niagara Resorts under the terms of a 21-year Casino Operating and Services Agreement (the “COSA”) with the Ontario Lottery and Gaming Corporation (the “OLG”). Pursuant to the laws of Canada and Ontario, the OLG retains legal authority to conduct and manage lottery schemes on behalf of the Ontario government. We are acting as a service provider to the OLG under the COSA and, therefore, recognize gaming revenues net of amounts due to the OLG. We retain all non-gaming revenues and recognize these amounts on a gross basis. The COSA represents a series of distinct goods and services and, therefore, is deemed to be a single performance obligation. The transaction price under the COSA includes both fixed and variable consideration. The fixed consideration is comprised of an annual service provider fee and additional consideration for permitted capital expenditures up to an annual cap. The fixed consideration is recognized as revenue on a straight line basis over the term of the COSA. The variable consideration consists of 70% of gaming revenues (as defined under the COSA), in excess of a guaranteed annual minimum amount payable to the OLG (the “Threshold”). Annual Threshold amounts are contractually established and vary from year to year. If gaming revenues are less than the Threshold for any given year, we are obligated to make a payment to cover the related shortfall. The variable consideration is recognized as revenue as services are rendered under the terms of the COSA. We measure our progress in satisfying this performance obligation based on the output method, which aligns with the benefits provided to the OLG. Projected revenues are estimated based on the most likely amount within a range of possible outcomes to the extent that a significant reversal in the amount of cumulative revenues recognized is not probable of occurring. The difference between revenues recognized and cash received is recorded as an asset or a liability. In the event an asset is recorded, such asset is assessed at least annually for impairment.
Business Acquisitions
We account for business acquisitions using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The purchase price of business acquisitions is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values and any excess purchase price over the tangible and identifiable assets acquired and liabilities assumed, if any, is recorded as goodwill. We may use independent valuation specialists to assist in determining the estimated fair values of assets acquired and liabilities assumed, which could require certain significant management assumptions and estimates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of September 30, 2019, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest on the basis of base rate, Eurodollar rate and Bankers’ Acceptance rate formulas, plus applicable rates, as defined under the credit facilities.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of September 30, 2019 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of September 30, 2019.

	Expected Maturity Date
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Liabilities (in thousands)
Long-term debt obligations, including current portions (1):
Fixed rate	$23,174	$23,175	$23,174	$23,174	$13,483	$500,258	$606,438	$563,784
Average interest rate	—	—	—	—	—	7.9%	6.5%
Variable rate	$53,735	$50,954	$340,903	$15,082	$869,589	$30,205	$1,360,468	$1,281,688
Average interest rate (2)	5.2%	4.9%	5.1%	4.7%	5.1%	8.0%	5.3%
 __________

(1)	Excludes unamortized debt issuance costs and discounts.

(2)	A 100 basis point change in average interest rate would impact annual interest expense by approximately $13.6 million.

Item 8. Financial Statements and Supplementary Data.
Our consolidated financial statements and notes thereto, referred to in Item 15(a)(1) of this Annual Report on Form 10-K, are filed as part of this report and appear in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of September 30, 2019, and due to a material weakness in our internal control over financial reporting relating to our goodwill and other intangible assets impairment analysis review control, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective. Notwithstanding this material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In connection with this assessment, we identified a material weakness in our internal control over financial reporting relating to our goodwill and other intangible assets impairment analysis review control, which was not designed or operating effectively. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “2013 Internal Control-Integrated Framework.”
Because of this material weakness, our management concluded that, as of September 30, 2019, our internal control over financial reporting was not effective.
This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a non-accelerated filer.

On June 11, 2019, we completed the acquisition of the Niagara Fallsview Casino Resort, Casino Niagara and the future 5,000-seat Niagara Falls Entertainment Centre, all in Niagara Falls, Canada (the “MGE Niagara Resorts”). Since we have not yet fully incorporated the internal controls and procedures of the MGE Niagara Resorts into our internal control over financial reporting, management has excluded the MGE Niagara Resorts from our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2019. This acquisition constituted approximately 14% of our total assets and approximately 8% of our net revenues as of and for the year ended September 30, 2019, respectively.
We are committed to maintaining robust internal control over financial reporting. Accordingly, our management is in the process of determining a remediation plan. Our goal is to complete the remediation prior to our next intangible asset impairment testing date.
Changes in Internal Control Over Financial Reporting
There have been no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the material weakness discussed above. In making our assessment of changes in internal control over financial reporting, we have excluded the MGE Niagara Resorts, which was acquired on June 11, 2019.

Item 9B. Other Information.
On December 8, 2019, the Mohegan Tribe conducted a special election to elect a member of the Mohegan Tribal Council (who will also thus serve as a member of the Management Board) to fill the vacancy previously created by Kevin P. Brown’s resignation in July 2019. Mark F. Brown, the winner of the special election, was seated on December 18, 2019 and will serve out the remainder of Kevin P. Brown’s term, which expires in October 2021. Mark F. Brown will be compensated in the same manner as are other members of the Mohegan Tribal Council, as described within Part III. Item 11. Executive Compensation. Compensation of Management Board to this Annual Report on Form 10-K. Information concerning material related transactions between Mark F. Brown and the Company was unavailable at the date of this filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Mohegan Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board. As of the date of this filing, the members of the Management Board and their terms are as follows: Ralph James Gessner, Jr., Sarah E. Harris, Kathleen M. Regan-Pyne, William Quidgeon, Jr. and Mark F. Brown are each serving terms expiring in October 2021, while Patricia A. LaPierre, Thayne D. Hutchins, Jr., Joseph M. Soper and John G. Harris are each serving terms expiring in October 2023. Members of the Mohegan Tribal Council are elected by the registered voters of the Mohegan Tribe through competitive general elections. Vacancies on the Mohegan Tribal Council, to the extent they arise, are likewise filled by similar special elections. Upon expiration of Mohegan Tribal Council members' terms, registered voters of the Mohegan Tribe may re-elect current Mohegan Tribal Council members who choose to run for re-election or elect new Mohegan Tribal Council members. Incumbent members of the Mohegan Tribal Council do not nominate or otherwise identify candidates for election. Accordingly, the Mohegan Tribal Council and Management Board do not screen candidates for election nor do they maintain a nominating committee. The terms of office of our named executive officers, and the periods during which they have served as such, are described in Part III. Item 11. Executive Compensation to this Annual Report on Form 10-K.
Management Board and Named Executive Officers
The following table presents data related to the members of the Management Board and our named executive officers, as of the date of this filing:

Name	Age	Position
Ralph James Gessner, Jr.	50	Chairman and Member, Management Board
Sarah E. Harris	41	Vice Chairwoman and Member, Management Board
Kathleen M. Regan-Pyne	63	Recording Secretary and Member, Management Board
Patricia A. LaPierre	68	Corresponding Secretary and Member, Management Board (1)
Thayne D. Hutchins, Jr.	48	Treasurer and Member, Management Board (1)
John G. Harris	65	Member, Management Board
William Quidgeon, Jr.	57	Member, Management Board
Joseph M. Soper	40	Member, Management Board (1)
Mark F. Brown	62	Member, Management Board
Mario C. Kontomerkos	43	Chief Executive Officer
Drew M. Kelley	43	Chief Financial Officer
Michael Silberling	53	Chief Operating Officer
________

(1)	Audit Committee member.
Ralph James Gessner, Jr.—Mr. Gessner was first seated on the Mohegan Tribal Council and Management Board in October 2005. He was elected Chairman in October 2019, after serving as Vice Chairman since October 2010. Mr. Gessner previously held multiple positions at Mohegan Sun, including Director of Executive Hosts and Vice President of Casino Marketing. Mr. Gessner holds a Bachelor’s Degree in Hotel and Restaurant Management from the University of Southwestern Louisiana.
Sarah E. Harris—Ms. Harris was first seated on the Mohegan Tribal Council and Management Board in October 2017. Ms. Harris was elected Vice Chairwoman in October 2019. She previously worked as an attorney at various law firms in the Washington, D.C. area, representing Native American tribes and tribal entities and organizations. Ms. Harris received a presidential appointment to serve as Chief of Staff to the Assistant Secretary-Indian Affairs and, prior to that, served as Special Assistant to the Solicitor in the Office of the Secretary of the Interior. Ms. Harris holds a Juris Doctor from American University Washington College of Law and a Bachelor of Arts in Native American Studies from Dartmouth College.
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
Patricia A. LaPierre—Ms. LaPierre is currently serving her first term on the Mohegan Tribal Council and Management Board, having been seated in October 2019. She previously spent over 17 years in various roles within the Human Resources Department at Mohegan Sun. Her most recent position was Vice President of Human Resources. Ms. LaPierre also has a wide range of civic involvement with both her community and the Mohegan Tribe. Over the past 12 years she has served on the Board of Directors for the Norwich Arts Center, the Board of Safe Futures, the Public Health and Safety Committee for the Town of Griswold and as a Board of Education Member of the Mohegan Tribe Ms. LaPierre holds a Bachelor of Arts in Liberal Studies from Providence College and a Master of Arts in Organizational Management from the University of Phoenix.
Thayne D. Hutchins, Jr.—Mr. Hutchins was first seated on the Mohegan Tribal Council and Management Board in October 2007 after serving as a staff accountant for the Mohegan Tribe for six years. Mr. Hutchins graduated Magna Cum Laude from Eastern Connecticut State University and holds a Bachelor’s Degree in Economics with a concentration in Accounting.
John G. Harris—Mr. Harris is currently serving his first term on the Mohegan Tribal Council and Management Board, having been seated in October 2019. Mr. Harris previously worked as the Engineering Grounds Supervisor at Mohegan Sun for approximately 6 years. Prior to his employment with Mohegan Sun, Mr. Harris served in a wide variety of managerial operational roles in his 30-year career with Pfizer Inc. Mr. Harris has also served as the Chairman of the Mohegan Tribal Housing Authority for nearly 25 years, a Site Operations Director for the Preston Redevelopment Agency for the past 10 years and the Chairman of the Preston Housing Authority from 2007 to 2017.
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
Joseph M. Soper—Mr. Soper is currently serving his first term on the Mohegan Tribal Council and Management Board, having been seated in October 2019. Mr. Soper previously spent over 15 years working at both Mohegan Sun and Mohegan Gaming & Entertainment, first as a Senior Financial Analyst and later as the Director of Sports and Entertainment, where he managed the day-to-day financial operations for the Sports and Entertainment Department. Mr. Soper holds a Bachelor of Science in Business Administration with a major in Finance from Western New England University.
Mark F. Brown—Mr. Brown, the winner of a special election to fill a vacancy on the Mohegan Tribal Council and Management Board, was seated in December 2019. Mr. Brown previously served on the Mohegan Tribal Council and Management Board from October 1995 to October 2019. He served as Chairman of the Mohegan Tribal Council and Management Board from October 2000 until October 2005. Mr. Brown also served as the Mohegan Tribe's historian and was instrumental in the Mohegan Tribe's pursuit of federal recognition.
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
Michael Silberling—Mr. Silberling joined the Company on October 8, 2018. Mr. Silberling brings over 30 years of experience in leading all facets of multiple global integrated resorts across the United States and internationally. Prior to his employment with the Company, Mr. Silberling served as Chief Executive Officer of Affinity Gaming, where he led a business turnaround which created significant guest service and operating margin improvements. Prior to that, Mr. Silberling was President of International Operations for Caesars Entertainment Corporation and Managing Director for London Clubs International, where he oversaw 15 casinos across Europe, the Middle East and Africa.
Audit Committee
We have established a separately-designated standing Audit Committee in accordance with applicable provisions of the Securities Exchange Act. The Audit Committee is comprised of certain members of the Management Board and two independent ex-officio (non-voting) members appointed by the Management Board, Daniel A. Cassella and Daniel H. Scott. Members of our Audit Committee are capable of reading and understanding financial statements, including balance sheets and statements of income, changes in capital and cash flows. In addition, each of the two ex-officio members satisfies the criteria to qualify as an Audit

Committee Financial Expert in accordance with Item 407(d)(5) under Regulation S-K. The Audit Committee may additionally be advised on financial matters through a Financial Advisory Committee comprised of one or more financial experts independent from us.
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
Elements of Compensation
Compensation offered to our named executive officers, or NEOs, primarily consists of annual compensation in the form of base salaries and employee benefits/perquisites. We also offer our NEOs cash-based incentive opportunities. In addition, we offer our NEOs the opportunity to defer all or a portion of their annual compensation under a deferred compensation plan, or DCP, and to participate in the Mohegan Retirement and 401(k) Plan, both of which are sponsored by the Mohegan Tribe. The following presents additional information relating to the elements of compensation offered to our NEOs for the fiscal year ended September 30, 2019:
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
Incentive Compensation
We have implemented a discretionary incentive compensation plan covering certain of our employees. As it pertains to our NEOs, the plan sets aside approximately 25% of our Adjusted EBITDA in excess of a target established prior to the beginning of the fiscal year as part of our budgeting process. Adjusted EBITDA eliminates certain items from net income, such as interest, depreciation and amortization and impairment charges. Adjusted EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America, or US GAAP. However, we have historically evaluated our operating performance with the non-US GAAP measure Adjusted EBITDA. Under the plan, the base incentive compensation target for our NEOs was set at 35% of base salary, with a maximum payout of 52.5%, of base salary. For the fiscal year ended September 30, 2019, Adjusted EBITDA for certain business segments exceeded our established targets, however, the Compensation Committee elected not to pay any incentive compensation. For the fiscal years ended September 30, 2018 and 2017, the payout rates to our NEOs were approximately 34% and 32%, respectively.
Compensation Committee Report
Our nine-member Management Board serves as our Compensation Committee. The Management Board met with us to review and discuss the preceding Compensation Discussion and Analysis. Based on such review and discussion, the Management Board approved this Compensation Discussion and Analysis and authorized its inclusion in this Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
Management Board
The members of the Management Board, as of the date of this filing, are as follows: Ralph James Gessner, Jr., Sarah E. Harris, Kathleen M. Regan-Pyne, Patricia A. LaPierre, Thayne D. Hutchins, Jr., John G. Harris, William Quidgeon, Jr., Joseph M. Soper and Mark F. Brown.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Base Salary	Cash Bonus	Non-Equity Incentive Compensation	All Other Compensation (4)	Total
Mario C. Kontomerkos	2019	$1,049,825	—	—	714	$1,050,539
Chief Executive Officer	2018	$990,409	342,733	—	712	$1,333,854
	2017	$847,770	264,375	—	744	$1,112,889

Drew M. Kelley (1)	2019	$713,657	—	—	14,960	$728,617
Chief Financial Officer	2018	$199,981	300,000	—	—	$499,981

Michael Silberling (2)	2019	$673,525	225,000	—	39,179	$937,704
Chief Operating Officer

Thomas P. Burke (3)	2019	$128,119	—	—	64,544	$192,663
Chief Operating Officer	2018	$769,594	263,435	—	4,912	$1,037,941
	2017	$741,798	231,329	—	4,719	$977,846
 _________

(1)	Commenced employment in June 2018.

(2)	Commenced employment in October 2018.

(3)	Retired in February 2019.

(4)	Amounts reported in this column are comprised of the following:
All Other Compensation Details

Name	Fiscal Year	401(k) (1)	Long-Term Disability (2)	Vacation Payout (3)	Moving and Living Allowance (4)	Total
Mario C. Kontomerkos	2019	$—	714	—	—	$714
	2018	$—	712	—	—	$712
	2017	$—	744	—	—	$744

Drew M. Kelley	2019	$5,273	687	—	9,000	$14,960
	2018	$—	—	—	—	$—

Michael Silberling	2019	$4,200	458	—	34,521	$39,179

Thomas P. Burke	2019	$—	27	64,517	—	$64,544
	2018	$4,200	712	—	—	$4,912
	2017	$3,975	744	—	—	$4,719
 _________

(1)	Employer-matching 401(k) contributions.

(2)	Premium payments on long-term disability policies.

(3)	Payments pertaining to unused vacation time.

(4)	Payments of moving and living expenses.

Non-Qualified Deferred Compensation
We offer our NEOs the opportunity to participate in the DCP. The DCP is a non-qualified plan that allows our executives the opportunity to defer all or a portion of their annual compensation. We do not make contributions to the DCP on behalf of our NEOs. The following table presents each NEO's activity within the DCP for the fiscal year ended September 30, 2019.

Name	Employee Contributions	Employer Contributions	Aggregate Additions/ Earnings	Aggregate Withdrawals/ Distributions	Balance September 30, 2019
Mario C. Kontomerkos	$—	$—	$—	$—	$—
Drew M. Kelley	$—	$—	$—	$—	$—
Michael Silberling	$—	$—	$—	$—	$—
Thomas P. Burke	$237,091	$159,541	$203,815	$(540,615)	$4,197,424
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
Potential Payments and Benefits upon Termination or Change in Control
The following table presents potential payments to our NEOs in the event of a termination of employment, based on the terms of their employment agreements, as described below. Due to our sovereignty, potential payments upon change in control are not included within the table below, as these are not applicable. The amounts presented represent our estimate of potential payments to our NEOs upon their termination, assuming, in each case, that termination occurred on September 30, 2019, the last day of fiscal 2019. Actual payments can only be determined at the time of each NEO's separation from the Company.

	Base Salary	Medical Benefits	Penalty Payment	Total
Mario C. Kontomerkos
Termination without cause	$1,000,000	26,047	15,000	$1,041,047
Termination due to medical disability (1)	$500,000	1,000,000	—	$1,500,000
Change of Control	$—	—	—	$—

Drew M. Kelley
Termination without cause	$700,000	26,047	15,000	$741,047
Termination due to medical disability (1)	$350,000	700,000	—	$1,050,000
Change of Control	$—	—	—	$—

Michael Silberling
Termination without cause	$700,000	26,047	15,000	$741,047
Termination due to medical disability (1)	$350,000	700,000	—	$1,050,000
Change of Control	$—	—	—	$—
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

Mr. Kelley. Mr. Kelley’s employment agreement commenced as of June 4, 2018 and expires on March 31, 2021. The agreement provides for a base annual salary of $700,000. Under the agreement, Mr. Kelley received a sign-on payment in the amount of $300,000. In the event Mr. Kelley resigns or is terminated for cause within two years after the commencement date of his agreement, Mr. Kelley will be required to reimburse us for the after tax proceeds from this sign-on payment. The agreement is subject to automatic renewal for additional one-year terms unless either party provides notice to the other on or before one year prior to the end of the agreement’s stated term of an intention to terminate the agreement at the stated termination date. We may terminate Mr. Kelley for cause, as defined in his agreement. In the event that we terminate Mr. Kelley for cause, he is not entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Kelley is entitled to receive severance payments equal to his base annual salary from the date of termination through 12 months from the date of termination.

Mr. Silberling. Mr. Silberling’s employment agreement commenced as of October 8, 2018 and expires on March 31, 2021. The agreement provides for a base annual salary of $700,000. Under the agreement, Mr. Silberling received a sign-on payment in the amount of $225,000. In the event Mr. Silberling resigns or is terminated for cause within two years after the commencement date of his agreement, Mr. Silberling will be required to reimburse us for the after tax proceeds from this sign-on payment. The agreement is subject to automatic renewal for additional one-year terms unless either party provides notice to the other on or before one year prior to the end of the agreement’s stated term of an intention to terminate the agreement at the stated termination date. We may terminate Mr. Silberling for cause, as defined in his agreement. In the event that we terminate Mr. Silberling for cause, he is not entitled to any further compensation from and after the date of termination. In the event of termination other than for cause, Mr. Silberling is entitled to receive severance payments equal to his base annual salary from the date of termination through 12 months from the date of termination.

CEO Pay Ratio
We calculated our CEO Pay Ratio, or the ratio of the pay of our Chief Executive Officer to that of our median employee, as permitted under SEC rules. To determine the compensation for our median employee, we included the base salary and incentive compensation of employees employed by us during the fiscal year ended September 30, 2019, excluding our Chief Executive Officer. For full-time and part-time employees, we annualized their hourly pay rate and for seasonal and on-call employees we utilized payroll compensation consistent with what would have been reported on each employee's W-2, Box 1 as of September 30, 2019. Based on the above, for fiscal 2019, our Chief Executive Officer's compensation was $1,050,539 and our median employee's compensation was $24,690, resulting in a ratio of Chief Executive Officer pay to median employee pay of 43:1.

Compensation of Management Board
The following table presents data related to compensation of members of the Management Board for the fiscal year ended September 30, 2019.

Name	Compensation	Other (1)	Total
Kevin P. Brown (2)	$141,254	263	$141,517
Ralph James Gessner, Jr.	$189,331	293	$189,624
Cheryl A. Todd (3)	$153,130	238	$153,368
Kathleen M. Regan-Pyne	$153,130	238	$153,368
Thayne D. Hutchins, Jr.	$127,597	198	$127,795
Mark F. Brown (3) (5)	$202,918	315	$203,233
William Quidgeon, Jr.	$153,130	238	$153,368
Joseph W. Smith (3)	$150,185	233	$150,418
Sarah E. Harris	$150,184	233	$150,417
Patricia A. LaPierre (4)	$—	—	$—
John G. Harris (4)	$—	—	$—
Joseph M. Soper (4)	$—	—	$—
__________

(1)	Premium payments on life insurance policies owned by each member.

(2)	Resigned on July 7, 2019.

(3)	Term expired on October 6, 2019.

(4)	Term commenced on October 7, 2019.

(5)	New term commenced on December 18, 2019.
Members of the Management Board are paid annual salaries by the Mohegan Tribe for their services as members of the Mohegan Tribal Council. Due to the dual roles of these individuals in our governance and the Mohegan Tribe's, we are obligated to fund a portion of their compensation pursuant to an arrangement established at the time of Mohegan Sun's inception. For the fiscal year ended September 30, 2019, we were obligated to fund 60% of each member's annual compensation. This allocation was determined based on the amount of time members acted in their capacity as the Management Board as opposed to their capacity as the Mohegan Tribal Council. We believe that members' activities in fiscal 2020 will be consistent with their fiscal 2019 activities and as such we expect to fund 60% of their fiscal 2020 compensation.
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
Transactions between the Company and the Company’s Subsidiaries and the Mohegan Tribe
Please refer to Part IV. Note 11—Related Party Transactions to this Annual Report on Form 10-K.
Corporate Governance and Management Board Independence
We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Mohegan Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board. Upon election, each Mohegan Tribal Council and Management Board member serves a four-year term on a staggered basis. Incumbent members of the Mohegan Tribal Council do not nominate or otherwise identify candidates for election. Accordingly, the Mohegan Tribal Council and Management Board do not screen candidates for election nor do they maintain a nominating committee. Instead, the registered voters of the Mohegan Tribe elect all members of the Mohegan Tribal Council. In order to qualify for, and seek election to a position on the Mohegan Tribal Council, an individual: (1) must be at least 21 years of age prior to the date of the election, (2) must be a registered voting member of the Mohegan Tribe in good standing and (3) must not have been convicted of either a felony or a misdemeanor involving moral integrity, such as forgery or bribery. In addition, an individual must comply with the tribal election ordinance, including requirements for declaring the intention to run and submission to a comprehensive background check, to qualify for and seek election.
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

Item 14. Principal Accounting Fees and Services.
The Audit Committee has selected Deloitte & Touche LLP, or Deloitte, as our independent registered public accounting firm for the fiscal years ended September 30, 2019 and 2018. For the fiscal year ended September 30, 2017 (and going back through our first quarter of fiscal 2002), PricewaterhouseCoopers LLP, or PwC, served as our independent registered public accounting firm. Consistent with its duty to oversee our independent registered public accounting firm, the Audit Committee, on May 21, 2018, dismissed PwC as our independent registered public accounting firm following their second quarter fiscal 2018 interim review, and formally engaged Deloitte to be our independent registered public accounting firm.
The following table presents the aggregate fees paid or accrued for professional services rendered by Deloitte:

	Fiscal 2019	Fiscal 2018
Audit fees (1)	$1,173,000	$563,000
Tax fees	95,000	—
All other fees	27,000	165,000
Total	$1,295,000	$728,000
 _________

(1)	Audit fees include fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the Securities and Exchange Commission.
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

PART IV

Item 15. Exhibits, Financial Statement Schedules.
A(1). Financial Statements
The following financial information appear in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2019 and 2018	F-4

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2019, 2018 and 2017	F-5

Consolidated Statements of Changes in Capital of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2019, 2018 and 2017	F-6

Consolidated Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2019, 2018 and 2017	F-7

Notes to Consolidated Financial Statements of the Mohegan Tribal Gaming Authority	F-9

A(2). Financial Statement Schedules
The following schedule appears on page S-1 in this Annual Report on Form 10-K and is incorporated by reference herein:
Schedule II—Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 2019, 2018 and 2017.
All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

A(3). Exhibits

Exhibit No.	Description
2.1*
Amended and Restated Transition and Asset Purchase Agreement, dated May 1, 2019, among MGE Niagara Entertainment Inc., Ontario Lottery and Gaming Corporation and Ontario Gaming Assets Corporation (filed as Exhibit 2.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on June 14, 2019 (the “June 2019 Form 8-K”) and incorporated by reference herein).**

2.2*
First Amendment to Amended and Restated Transition and Asset Purchase Agreement, dated June 6, 2019, among MGE Niagara Entertainment Inc., Ontario Lottery and Gaming Corporation and Ontario Gaming Assets Corporation (filed as Exhibit 2.2 to the June 2019 Form 8-K and incorporated by reference herein).

2.3*
Second Amendment to Amended and Restated Transition and Asset Purchase Agreement, dated June 7, 2019, among MGE Niagara Entertainment Inc., Ontario Lottery and Gaming Corporation and Ontario Gaming Assets Corporation (filed as Exhibit 2.3 to the June 2019 Form 8-K and incorporated by reference herein).**

3.1*
Constitution of the Mohegan Tribe of Indians of Connecticut, as amended (filed as Exhibit 3.1 to the Mohegan Tribal Gaming Authority’s Registration Statement on Form S-4, filed with the SEC on January 27, 2014 (the “2014 Form S-4”) and incorporated by reference herein).

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

10.6*
The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement, dated as of September 1, 1998, between the Mohegan Tribal Gaming Authority and Merrill Lynch Trust (filed as Exhibit 10.16 to the Mohegan Tribal Gaming Authority’s Form 10-K405 for the fiscal year ended September 30, 1998, filed with the SEC on December 29, 1998 and incorporated by reference herein).***

10.7*
Priority Distribution Agreement, dated as of August 1, 2001, between the Mohegan Tribal Gaming Authority and the Mohegan Tribe of Indians of Connecticut (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed with the SEC on August 10, 2001 and incorporated by reference herein).

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

10.10*	Development Agreement, dated as of September 21, 2004, between The Cowlitz Indian Tribe and Salishan-Mohegan, LLC (filed as Exhibit 10.31 to the 2004 Form S-4 and incorporated by reference herein).

10.11*
Credit Agreement, dated as of October 14, 2016, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Citizens Bank, N.A. as administrative agent, and the other lenders and financial institutions party thereto (filed as Exhibit 10.1 to the October 2016 Form 8-K and incorporated by reference herein).

10.12*
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

10.13*
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

Exhibit No.	Description
10.14*
Facility Agreement, dated as of November 18, 2015, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut (only for the limited purposes as to itself set forth therein) and UBS AG, London Branch (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on November 24, 2015 and incorporated by reference herein).

10.15*
Amended and Restated Employment Agreement, executed October 16, 2015, between the Mohegan Tribal Gaming Authority and Mario C. Kontomerkos (filed as Exhibit 10.2 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on October 22, 2015 and incorporated by reference herein).***

10.16*
Employment Agreement, dated as of October 20, 2017, and effective as of October 16, 2017, by and between the Mohegan Tribal Gaming Authority d/b/a Mohegan Gaming & Entertainment and Mario C. Kontomerkos (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K/A, filed with the SEC on October 26, 2017 and incorporated by reference herein).***

10.17*
Membership Interest Redemption and Withdrawal Agreement, dated as of April 14, 2017, by and between Salishan-Mohegan, LLC and Salishan Company, LLC (filed as Exhibit 10.23 to the 2017 Form 10-K and incorporated by reference herein).

10.18*
Employment Agreement, dated as of August 7, 2018, and effective as of June 4, 2018, by and between the Mohegan Tribal Gaming Authority d/b/a Mohegan Gaming & Entertainment and Drew M. Kelley (filed as Exhibit 10.2 to the Mohegan Tribal Gaming Authority’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed with the SEC on August 8, 2018 and incorporated by reference herein). ***

10.19*
Credit Agreement, dated June 10, 2019, among MGE Niagara Entertainment Inc., the lenders named therein, Bank of Montreal, as administrative agent, and the other parties thereto (filed as Exhibit 10.1 to the June 2019 Form 8-K and incorporated by reference herein).

10.20*
Employment Agreement, dated as of September 24, 2019, and effective as of October 8, 2018, by and between the Mohegan Tribal Gaming Authority d/b/a Mohegan Gaming & Entertainment and Michael Silberling (filed herewith). ***

21.1*	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the 2014 Form S-4 and incorporated by reference herein).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS*	XBRL Instance Document (filed herewith).****

101.SCH*	XBRL Taxonomy Extension Schema (filed herewith).****

101.CAL*	XBRL Taxonomy Calculation Linkbase (filed herewith).****

101.DEF*	XBRL Taxonomy Extension Definition Linkbase (filed herewith).****

101.LAB*	XBRL Taxonomy Extension Label Linkbase (filed herewith).****

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).****
_____________

*	Exhibits transmitted via EDGAR.

**
Certain portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K. Upon request by the Securities and Exchange Commission, the Company hereby undertakes to furnish supplementary to the Securities and Exchange Commission a copy of any omitted information.

***	Management contract or compensatory plan or arrangement.

****
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

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Mohegan Tribal Gaming Authority has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on December 20, 2019.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/S/ RALPH JAMES GESSNER JR.
Ralph James Gessner Jr. Chairman, Management Board
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 20, 2019.

SIGNATURE	TITLE

/S/ RALPH JAMES GESSNER JR.	Chairman and Member, Management Board
Ralph James Gessner Jr.

/S/ SARAH E. HARRIS	Vice Chairwoman and Member, Management Board
Sarah E. Harris

/S/ MARIO C. KONTOMERKOS	Chief Executive Officer, Mohegan Tribal Gaming Authority
Mario C. Kontomerkos	(Principal Executive Officer)

/S/ DREW M. KELLEY	Chief Financial Officer, Mohegan Tribal Gaming Authority
Drew M. Kelley	(Principal Financial and Accounting Officer)

/S/ KATHLEEN M. REGAN-PYNE	Recording Secretary and Member, Management Board
Kathleen M. Regan-Pyne

/S/ PATRICIA A. LAPIERRE	Corresponding Secretary and Member, Management Board
Patricia A. LaPierre

/S/ THAYNE D. HUTCHINS JR.	Treasurer and Member, Management Board
Thayne D. Hutchins Jr.

/S/ WILLIAM QUIDGEON JR.	Member, Management Board
William Quidgeon Jr.

/S/ JOSEPH M. SOPER	Member, Management Board
Joseph M. Soper

/S/ JOHN G. HARRIS	Member, Management Board
John G. Harris

/S/ MARK F. BROWN	Member, Management Board
Mark F. Brown

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2019 and 2018	F-4

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2019, 2018 and 2017	F-5

Consolidated Statements of Changes in Capital of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2019, 2018 and 2017	F-6

Consolidated Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2019, 2018 and 2017	F-7

Notes to Consolidated Financial Statements of the Mohegan Tribal Gaming Authority	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of Mohegan Tribal Gaming Authority:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mohegan Tribal Gaming Authority and subsidiaries (the "Company") as of September 30, 2019 and 2018, the related consolidated statements of income (loss) and comprehensive income (loss), changes in capital, and cash flows for the years then ended, the related notes and the schedule as listed in the Index at Item 15(a)(2) for the years ended September 30, 2019 and 2018 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, effective October 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and related amendments, using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
December 19, 2019

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of Mohegan Tribal Gaming Authority:
In our opinion, the consolidated statements of income (loss) and comprehensive income (loss), of changes in capital and of cash flows for the year ended September 30, 2017 present fairly, in all material respects, the results of operations and cash flows of Mohegan Tribal Gaming Authority for the year ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended September 30, 2017 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
December 22, 2017

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$130,138	$103,944
Restricted cash and cash equivalents	4,960	1,036
Accounts receivable, net of allowance for doubtful accounts of $11,715 and $12,265, respectively	52,764	44,532
Inventories	18,248	15,357
Due from Ontario Lottery and Gaming Corporation	10,946	—
Casino Operating and Services Agreement customer contract asset	3,004	—
Notes receivable	—	109,859
Other current assets	47,276	22,129
Total current assets	267,336	296,857
Restricted cash and cash equivalents	145,631	129,646
Property and equipment, net	1,520,687	1,395,369
Goodwill	—	39,459
Other intangible assets, net	455,265	403,495
Casino Operating and Services Agreement customer contract asset, net of current portion	50,192	—
Notes receivable	2,514	1,857
Other assets, net	69,971	45,436
Total assets	$2,511,596	$2,312,119
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$76,909	$73,232
Current portion of capital lease obligations	1,133	—
Trade payables	16,672	14,704
Accrued payroll	53,225	54,380
Construction payables	11,888	10,747
Accrued interest payable	19,804	19,418
Due to Ontario Lottery and Gaming Corporation	30,662	—
Other current liabilities	174,231	123,303
Total current liabilities	384,524	295,784
Long-term debt, net of current portion	1,832,248	1,740,923
Capital lease obligations, net of current portion	28,561	—
Build-to-suit liability	90,292	—
Other long-term liabilities	38,538	4,618
Total liabilities	2,374,163	2,041,325
Commitments and Contingencies
Capital:
Retained earnings	137,124	250,707
Accumulated other comprehensive income (loss)	(6,633)	11,062
Total capital attributable to Mohegan Tribal Gaming Authority	130,491	261,769
Non-controlling interests	6,942	9,025
Total capital	137,433	270,794
Total liabilities and capital	$2,511,596	$2,312,119
On October 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), on a modified retrospective basis. Please refer to Note 3 for further information.
The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2019	September 30, 2018	September 30, 2017
Revenues:
Gaming	$936,412	$1,162,300	$1,179,865
Food and beverage	157,544	88,247	90,310
Hotel	97,235	62,378	63,518
Retail, entertainment and other	197,619	144,055	151,657
Gross revenues	1,388,810	1,456,980	1,485,350
Less-Promotional allowances	—	(101,348)	(105,347)
Net revenues	1,388,810	1,355,632	1,380,003
Operating costs and expenses:
Gaming, including related party transactions of $2,809, $4,766 and $4,469, respectively	551,738	655,956	670,692
Food and beverage	123,814	41,102	41,041
Hotel, including related party transactions of $8,645, $8,823 and $8,806, respectively	42,476	27,756	27,713
Retail, entertainment and other	93,335	50,402	57,978
Advertising, general and administrative, including related party transactions of $43,826, $42,663 and $37,801, respectively	223,716	200,786	203,922
Corporate, including related party transactions of $5,825, $6,344 and $5,893, respectively	45,880	40,087	44,749
Depreciation and amortization	122,657	81,789	74,443
Impairment of Mohegan Sun Pocono's goodwill	39,459	—	—
Other, net, including related party transactions of $0, $1,343 and $0, respectively	9,273	13,220	2,230
Total operating costs and expenses	1,252,348	1,111,098	1,122,768
Income from operations	136,462	244,534	257,235
Other income (expense):
Interest income	6,803	15,468	13,732
Interest expense	(144,130)	(126,653)	(114,319)
Loss on modification and early extinguishment of debt	—	—	(74,888)
Other, net	(482)	(1,266)	(5,343)
Total other expense	(137,809)	(112,451)	(180,818)
Income (loss) before tax provision	(1,347)	132,083	76,417
Income tax provision	(1,029)	(475)	—
Net income (loss)	(2,376)	131,608	76,417
Income attributable to non-controlling interests	(169)	(1,054)	(972)
Net income (loss) attributable to Mohegan Tribal Gaming Authority	(2,545)	130,554	75,445
Comprehensive income (loss):
Foreign currency translation adjustment	(18,666)	9,362	(8,446)
Other	31	—	—
Other comprehensive income (loss)	(18,635)	9,362	(8,446)
Other comprehensive (income) loss attributable to non-controlling interests	940	(7,374)	4,465
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	(17,695)	1,988	(3,981)
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$(20,240)	$132,542	$71,464
On October 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), on a modified retrospective basis. Please refer to Note 3 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	Retained Earnings	Accumulated Other Comprehensive Income	Total Capital Attributable to Mohegan Tribal Gaming Authority	Non-controlling Interests	Total Capital
Balance, September 30, 2016	$249,102	$5,106	$254,208	$108,444	$362,652
Net income	75,445	—	75,445	972	76,417
Foreign currency translation adjustment	—	(3,981)	(3,981)	(4,465)	(8,446)
Distributions to Mohegan Tribe	(60,000)	—	(60,000)	—	(60,000)
Distributions to Mohegan Tribe related to the Cowlitz Project	(512)	—	(512)	—	(512)
Redemption of membership interest in the Cowlitz Project	(67,390)	—	(67,390)	(1,121)	(68,511)
Share-based compensation related to Project Inspire	—	—	—	7,569	7,569
Balance, September 30, 2017	196,645	1,125	197,770	111,399	309,169
Net income	130,554	—	130,554	1,054	131,608
Foreign currency translation adjustment	—	1,988	1,988	7,374	9,362
Distributions to Mohegan Tribe	(60,000)	—	(60,000)	—	(60,000)
Distributions to Mohegan Tribe related to the Cowlitz Project	(6,496)	—	(6,496)	—	(6,496)
Ownership rights settlement related to Project Inspire	—	271	271	(6,418)	(6,147)
Redemption of membership interest in Project Inspire	(9,996)	7,678	(2,318)	(104,384)	(106,702)
Balance, September 30, 2018	250,707	11,062	261,769	9,025	270,794
Cumulative-effect adjustment for the adoption of ASC 606 "Revenue from Contracts with Customers"	(41,575)	—	(41,575)	—	(41,575)
Net income (loss)	(2,545)	—	(2,545)	169	(2,376)
Foreign currency translation adjustment	—	(17,726)	(17,726)	(940)	(18,666)
Distributions to Mohegan Tribe	(60,000)	—	(60,000)	—	(60,000)
Distributions to Mohegan Tribe related to the Cowlitz Project	(730)	—	(730)	—	(730)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(120)	—	(120)	—	(120)
Redemption of Mohegan Tribe membership interest in the Cowlitz Project	(4,114)	—	(4,114)	(5,886)	(10,000)
Redemption of membership interest related to the New England Black Wolves franchise	(4,499)	—	(4,499)	4,574	75
Other	—	31	31	—	31
Balance, September 30, 2019	$137,124	$(6,633)	$130,491	$6,942	$137,433
On October 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), on a modified retrospective basis. Please refer to Note 3 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2019	September 30, 2018	September 30, 2017
Cash flows provided by operating activities:
Net income (loss)	$(2,376)	$131,608	$76,417
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	122,657	81,789	74,443
Accretion of discounts	1,188	2,163	3,840
Amortization of discounts and debt issuance costs	19,562	15,485	7,192
Provision for (recovery of) losses on receivables	976	(5,937)	(5,838)
Impairment of Mohegan Sun Pocono's goodwill	39,459	—	—
Deferred income taxes	637	—	—
Loss on modification and early extinguishment of debt	—	—	65,216
Share-based compensation	—	—	7,569
Other, net	(888)	609	1,567
Changes in operating assets and liabilities, net of effect of the MGE Niagara Resorts acquisition:
Accounts receivable	(6,558)	(4,859)	(429)
Accrued interest on notes receivable related to the Cowlitz Project	71,579	(12,857)	(10,496)
Inventories	461	(405)	360
Due from Ontario Lottery and Gaming Corporation	(10,943)	—	—
Casino Operating and Services Agreement customer contract asset	(53,191)	—	—
Other assets	(3,646)	(5,050)	(2,559)
Trade payables	1,992	725	1,606
Accrued interest	387	391	13,515
Due to Ontario Lottery and Gaming Corporation	29,122	—	—
Other liabilities	(10,019)	11,048	1,833
Net cash flows provided by operating activities	200,399	214,710	234,236
Cash flows used in investing activities:
Purchases of property and equipment	(77,613)	(136,551)	(85,499)
Acquisition of the MGE Niagara Resorts, net of cash acquired	(72,287)	—	—
Proceeds from notes receivable related to the Cowlitz Project	32,026	—	—
Investments related to Project Inspire	(18,601)	—	—
Other, net	(7,105)	(8,265)	(17,735)
Net cash flows used in investing activities	(143,580)	(144,816)	(103,234)
Cash flows provided by (used in) financing activities:
Prior senior secured credit facility borrowings - revolving and line of credit	—	—	44,735
Prior senior secured credit facility repayments - revolving and line of credit	—	—	(57,735)
Senior secured credit facility borrowings - revolving and line of credit	1,258,939	1,382,631	1,049,366
Senior secured credit facility repayments - revolving and line of credit	(1,222,939)	(1,316,631)	(1,049,366)
Prior senior secured credit facility repayments - term loans A and B	—	—	(878,161)
Senior secured credit facility borrowings - term loans A and B, net of discount	—	79,800	1,219,115
Senior secured credit facility repayments - term loans A and B	(64,307)	(86,064)	(55,949)
Proceeds from senior unsecured notes, net of discount	—	—	496,355
Repayments of prior senior unsecured notes	—	—	(685,000)
Repayments of prior senior subordinated notes	—	—	(100,190)
MGE Niagara Resorts credit facility borrowings - term loan	75,220	—	—
MGE Niagara Resorts credit facility repayments - term loan	(944)	—	—
Proceeds from MGE Niagara Resorts convertible debenture	30,088	—	—
Other borrowings	11,335	42,264	14,700
Other repayments	(9,419)	(269)	(34,851)

Payments on capital lease obligations	(292)	—	(1,521)
Distributions to Mohegan Tribe	(60,000)	(60,000)	(60,000)
Distributions to Mohegan Tribe related to the Cowlitz Project	(730)	(6,496)	(512)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(120)	—	—
Redemption of Mohegan Tribe membership interest in the Cowlitz Project	(10,000)	—	—
Redemption of membership interest in Project Inspire	—	(106,702)	—
Payments of tender offer and repurchase costs	—	—	(50,308)
Payments of financing fees	(3,263)	(10,996)	(25,811)
Other, net	(1,527)	(1,527)	—
Net cash flows provided by (used in) financing activities	2,041	(83,990)	(175,133)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	58,860	(14,096)	(44,131)
Effect of exchange rate on cash, cash equivalents, restricted cash and restricted cash equivalents	(12,757)	9,666	(7,621)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	234,626	239,056	290,808
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$280,729	$234,626	$239,056
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets:
Cash and cash equivalents	$130,138	$103,944	$88,953
Restricted cash and cash equivalents, current	4,960	1,036	899
Restricted cash and cash equivalents, non-current	145,631	129,646	149,204
Cash, cash equivalents, restricted cash and restricted cash equivalents	$280,729	$234,626	$239,056
Supplemental disclosures:
Cash paid for interest	$123,731	$111,172	$93,816
Non-cash transactions:
MGE Niagara Resorts - recognition of build-to-suit and parking license assets and liabilities	$95,534	$—	$—
Capital lease obligations incurred	$29,986	$—	$—
Payment by third-party for interactive gaming and sports wagering licenses	$18,000	$—	$—
Construction payables	$11,888	$10,747	$24,496
Senior secured credit facility reductions	$13,295	$18,858	$—
Initial redemption liability	$—	$—	$68,511
Conversion of redemption liability to redemption note payable	$—	$74,084	$—
Ownership rights settlement related to Project Inspire	$—	$6,335	$—
On October 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), on a modified retrospective basis. Please refer to Note 3 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION:
The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe”) established the Mohegan Tribal Gaming Authority in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Mohegan Tribe on tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Mohegan Tribe is a sovereign Indian nation with independent legal jurisdiction over its people and land. Like other sovereign governments, the Mohegan Tribe and its entities, including the Mohegan Tribal Gaming Authority, are generally not subject to federal, state or local income taxes. However, MGE Niagara Entertainment Inc. (“MGE Niagara”), a wholly-owned subsidiary, is subject to tax in Ontario, Canada, and certain non-tribal entities are subject to state or local income taxes in the United States. In June 2017, the Mohegan Tribal Gaming Authority announced a corporate effort to align its brand image with its expanding business and, accordingly rebranded, is now doing business as Mohegan Gaming & Entertainment (the “Company”). The Company is primarily engaged in the ownership, operation and development of integrated entertainment facilities both domestically and internationally, including Mohegan Sun, a gaming and entertainment complex located on an approximately 196-acre site in Uncasville, Connecticut, and Mohegan Sun Pocono, a gaming and entertainment facility located on an approximately 400-acre site in Plains Township, Pennsylvania.
In September 2018, MGE Niagara, was selected by the Ontario Lottery and Gaming Corporation (the “OLG”) to be the service provider for the Niagara Fallsview Casino Resort, Casino Niagara and the future 5,000-seat Niagara Falls Entertainment Centre, all in Niagara Falls, Canada (the “MGE Niagara Resorts”). On June 11, 2019 (the “Closing Date”), MGE Niagara completed the acquisition of the MGE Niagara Resorts (the “Acquisition”) and assumed the day-to-day operations of the properties under the terms of a 21-year Casino Operating and Services Agreement (the “COSA”) with the OLG.
The Company also owns 100% of Salishan-Mohegan, LLC (“Salishan-Mohegan”). Salishan-Mohegan developed and currently manages ilani Casino Resort in Clark County, Washington (the “Cowlitz Project”), a gaming and entertainment facility owned by the federally-recognized Cowlitz Indian Tribe and the Cowlitz Tribal Gaming Authority. Through Salishan-Mohegan Development Company, LLC (“SMDC”), a majority-owned subsidiary, Salishan-Mohegan also holds the development rights to any future development at ilani Casino Resort.
In addition, the Company owns 100% of Inspire Integrated Resort Co., Ltd. (“Inspire Integrated Resort”) and MGA Korea, LLC (“MGA Korea”), which were formed to develop and construct an integrated resort and casino project to be located adjacent to the Incheon International Airport in South Korea (“Project Inspire”).

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries and entities. The accounts of MGE Niagara are consolidated into the accounts of the Company as MGE Niagara is a variable interest entity and the Company is deemed to be the primary beneficiary of MGE Niagara. In consolidation, all inter-company balances and transactions are eliminated.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Goodwill
Goodwill related to the acquisition of Mohegan Sun Pocono and was not subject to amortization, but was assessed at least annually for impairment by comparing its fair value to its carrying value. As of September 30, 2018, the Company assessed the goodwill, which totaled $39.5 million, for impairment and determined that its fair value exceeded its carrying value. The fair value was estimated utilizing the income approach (discounted cash flow method).
As of September 30, 2019, the Company assessed the goodwill for impairment and determined that its fair value was less than its carrying value. The fair value was estimated utilizing a combination of the income approach (discounted cash flow method) and the market approach (guideline public company method). Accordingly, the Company determined that the goodwill was fully impaired and recorded an impairment charge of $39.5 million in its fourth quarter of fiscal 2019. The amount of the impairment loss was calculated as the excess of the asset’s carrying value over its fair value. The impairment was primarily driven by a continued decline in gaming revenues, a higher weighted average cost of capital utilized for the cash flow valuation and lower operating income growth rates.
Other Intangible Assets
Other intangible assets consist primarily of Mohegan Sun's trademark and Mohegan Sun Pocono's slot machine, table game, interactive gaming and sports wagering licenses. These intangible assets all have indefinite lives.
Pursuant to a five-year, extendable agreement between Mohegan Sun Pocono and Unibet Interactive Inc. (“Unibet”), a subsidiary of the Kindred Group, Unibet paid an $8.0 million interactive gaming license fee in January 2019 and a $10.0 million sports wagering license fee in July 2019 to the Pennsylvania Gaming Control Board (the “PGCB”) on behalf of Mohegan Sun Pocono and became licensed as a sports wagering and interactive gaming operator by the PGCB in association with operating certificates issued to Mohegan Sun Pocono. The Company recorded these license fees, which are reimbursable to Unibet under certain conditions, as intangible assets with corresponding customer contract liabilities as Unibet is deemed to be a customer of Mohegan Sun Pocono with respect to these gaming activities.
Other intangible assets also include certain rights acquired under the COSA, which include, among other things, the rights to use trade names, player databases and licenses, as well as the rights to operate a parking lot and to use a parking garage adjacent to Casino Niagara. The COSA rights intangible asset and the parking rights intangible asset are being amortized over the term of the COSA on a straight-line basis.
Intangible assets with indefinite lives are assessed at least annually for impairment by comparing their fair value to their carrying value. As of September 30, 2019 and 2018, the Company assessed its indefinite live intangible assets for impairment and determined that no impairment existed.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets with finite lives are assessed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. If necessary, an impairment loss is recognized when the carrying amount of the asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value. Fair value is estimated utilizing a discounted cash flow model. As of September 30, 2019, the Company assessed its finite life intangible assets for impairment and determined that no impairment existed.
The evaluation of intangible assets for impairment requires the use of estimates about future cash flows. Such estimates are, by their nature, subjective. Actual results may differ materially from the Company’s estimates and could result in impairment charges in the future.
Debt Issuance Costs
Debt issuance costs are amortized to interest expense based on the effective interest method.
Self-insurance Reserves
The Company is self-insured up to certain limits for costs associated with workers’ compensation, general liability and employee medical coverage. Insurance claims and reserves include estimated settlements of known claims, as well as estimates of incurred but not reported claims. These reserves are recorded within other current liabilities. In estimating self-insurance reserves, the Company considers historical loss experiences and expected levels of costs per claim. Claims are accounted for based on estimates of undiscounted claims, including claims incurred but not reported.
Leases
The Company accounts for leases in accordance with guidance provided by Accounting Standards Codification (“ASC”) Topic 840, “Leases” (“ASC 840”), which requires that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Leases that meet one or more of the capital lease criteria under this guidance are recorded as capital leases. All other leases are recorded as operating leases. Capital leases are initially recorded at the lower of the fair value of the leased assets or the present value of future minimum lease payments and are amortized in accordance with guidance provided by ASC Topic 840-30, “Leases - Capital Leases”.
Revenue Recognition
The Company recognizes gaming revenues as amounts wagered less prizes paid out. The Company utilizes a deferred revenue model to reduce gaming revenues by the estimated fair value of loyalty points earned by patrons and recognizes the related revenues when such loyalty points are redeemed. The deferred revenue liability is based on the estimated stand-alone selling price (“SSP”) of loyalty points earned after factoring in the likelihood of redemption. Revenues from food and beverage, hotel, retail, entertainment and other services, including revenues associated with loyalty point redemptions, are recognized at the time such service is performed. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. Percentage rental revenues are recognized in the periods in which the tenants exceed their respective percentage rent thresholds. The Company recognizes development fees pursuant to the respective development agreement, typically as a percentage of construction costs incurred during the period. Management fees are recognized pursuant to the respective management agreement, usually as a percentage of the related project's earnings during the period. Development and management fees are recorded within retail, entertainment and other revenues.
MGE Niagara operates the MGE Niagara Resorts under the terms of the COSA. Pursuant to the laws of Canada and Ontario, the OLG retains legal authority to conduct and manage lottery schemes on behalf of the Ontario government. MGE Niagara is acting as a service provider to the OLG under the COSA and, therefore, recognizes gaming revenues net of amounts due to the OLG. MGE Niagara retains all non-gaming revenues and recognizes these amounts on a gross basis. The COSA represents a series of distinct goods and services and, therefore, is deemed to be a single performance obligation. The transaction price under the COSA includes both fixed and variable consideration. The fixed consideration is comprised of an annual service provider fee and additional consideration for permitted capital expenditures up to an annual cap. The fixed consideration is recognized as revenue on a straight line basis over the term of the COSA. The variable consideration consists of 70% of gaming revenues (as defined under the COSA), in excess of a guaranteed annual minimum amount payable to the OLG (the “Threshold”). Annual Threshold amounts are contractually established and vary from year to year. If gaming revenues are less than the Threshold for any given year, the Company is obligated to make a payment to cover the related shortfall. The variable consideration is recognized as revenue as services are rendered under the terms of the COSA. The Company measures its progress in satisfying this performance obligation based on the output method, which aligns with the benefits provided to the OLG. Projected revenues are estimated based on the most likely amount within a range of possible outcomes to the extent that a significant reversal in the amount of cumulative revenues recognized is not probable of occurring. The difference between revenues recognized and cash received is

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recorded as an asset or a liability and classified as short-term or long-term based upon the anticipated timing of reversal. In the event an asset is recorded, such asset is assessed at least annually for impairment.
Due from/to Ontario Lottery and Gaming Corporation
On a bi-weekly basis, the OLG remits estimated amounts due to MGE Niagara pursuant to the terms of the COSA. Any such remittance that is due but not yet received is recorded within due from Ontario Lottery and Gaming Corporation. Differences between actual and estimated amounts due are separately settled with the OLG on an annual basis, however, a quarterly interim reconciliation process is available. As of September 30, 2019, the settlement amount owed to the OLG is recorded within due to Ontario Lottery and Gaming Corporation.
Gaming Costs and Expenses
Gaming costs and expenses primarily represent portions of gaming revenues that must be paid to the State of Connecticut and the PGCB. Gaming costs and expenses also include, among other things, payroll costs, expenses associated with the operation of slot machines, table games, poker, live harness racing, racebook and sportsbook, certain marketing expenditures and promotional expenses related to certain loyalty point and coupon redemptions.
Advertising Costs and Expenses
Production costs are expensed the first time the advertisement takes place. Prepaid rental fees associated with billboard advertisements are capitalized and amortized over the terms of the related rental agreements. Advertising costs and expenses totaled $27.7 million, $27.5 million and $27.4 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.
Pre-opening Costs and Expenses
Costs of start-up activities, pre-opening costs and expenses are expensed as incurred. Pre-opening costs and expenses totaled $8.5 million, $5.5 million and $2.2 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively, and were recorded within other, net.
Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.
ASC 740 also creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the entity's financial statements. In addition, ASC 740 provides guidance with respect to de-recognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure requirements. As of September 30, 2019, the Company’s uncertain tax positions were insignificant.
Foreign Currency
The financial position and operating results of foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the end-of-period rates, while local currency revenue and expenses are translated at average rates in effect during the period. Local currency equity is translated at historical rates and the resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive income.
Business Acquisitions
The Company accounts for business acquisitions using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The purchase price of business acquisitions is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values and any excess purchase price over the tangible and identifiable assets acquired and liabilities assumed, if any, is recorded as goodwill. The Company may use independent valuation specialists to assist in determining the estimated fair values of assets acquired and liabilities assumed, which could require certain significant management assumptions and estimates.
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
The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, receivables and trade payables approximates fair value. The estimated fair values of the Company's long-term debt were as follows (in thousands):

	September 30, 2019
	Carrying Value	Fair Value
Senior secured credit facility - revolving (1)	$102,000	$96,645
Senior secured credit facility - term loan A (1)	263,829	257,342
Senior secured credit facility - term loan B (1)	805,394	759,618
2016 7 7/8% senior unsecured notes (1)	490,435	481,250
MGE Niagara Resorts credit facility - term loan (1)	73,564	74,566
MGE Niagara Resorts convertible debenture (2)	30,204	30,204
Mohegan Expo credit facility (3)	29,357	30,282
Guaranteed credit facility (3)	31,840	33,031
Redemption note payable (3)	81,329	81,329
Other (3)	1,205	1,205
Long-term debt	$1,909,157	$1,845,472
 ________

(1)	Estimated fair values were based on Level 2 inputs (quoted market prices or prices of similar instruments) on or about September 30, 2019.

(2)	Estimated fair value was based on Level 3 inputs (changes in market conditions) from date of issuance (June 11, 2019) to September 30, 2019.

(3)	Estimated fair values were based on Level 3 inputs (present value of future payments discounted to carrying value) as of September 30, 2019.

NOTE 3—NEW ACCOUNTING STANDARDS:
The following accounting standards were adopted during the fiscal year ended September 30, 2019:
ASU 2014-09
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.
Effective October 1, 2018, the Company adopted ASC 606, on a modified retrospective basis, for all contracts at the date of initial adoption. The Company recognized the cumulative-effect of initially adopting ASC 606 as a decrease to retained earnings and a corresponding increase to other current liabilities. Comparative information for the fiscal years ended September 30, 2018 and 2017 has not been restated and continues to be reported under accounting standards in effect for those periods. The adoption of ASC 606 did not have a material effect on the Company’s net income for the fiscal year ended September 30, 2019.
The cumulative-effect of initially adopting ASC 606 was as follows (in thousands):

	September 30, 2018	ASC 606 Adjustment	October 1, 2018
Other current liabilities	$123,303	$41,575	$164,878
Retained earnings	$250,707	$(41,575)	$209,132

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The impact of adopting ASC 606 was as follows (in thousands):

	Balance under ASC 606	Balance without ASC 606	Impact of Change
	September 30, 2019	September 30, 2019	Higher/ (Lower)
Other current liabilities	$174,231	$135,778	$38,453
Retained earnings	$137,124	$175,577	$(38,453)
The impact of adopting ASC 606 on the accompanying consolidated statement of income for the fiscal year ended September 30, 2019 was as follows (in thousands):

			Promotional	Promotional		Gross vs. Net		Impact of
	Balance	Loyalty	Allowances	Allowances	Cash	Presentation	Balance	Change
	under	Points	(Discretionary)	(Non-Discretionary)	Giveaways	and Other	without	Higher/
	ASC 606	(1)	(2)	(2)	(3)	(4)	ASC 606	(Lower)
Revenues:
Gaming	$936,412	$2,688	$(178,234)	$(62,678)	$(7,683)	$21,844	$1,160,475	$(224,063)
Food and beverage	157,544	—	41,758	—	—	3,976	111,810	45,734
Hotel	97,235	—	24,394	—	—	676	72,165	25,070
Retail, entertainment and other	197,619	—	19,787	5,619	—	(5,785)	177,998	19,621
Gross revenues	1,388,810	2,688	(92,295)	(57,059)	(7,683)	20,711	1,522,448	(133,638)
Less-Promotional allowances	—	—	97,343	23,505	—	2,309	(123,157)	123,157
Net revenues	1,388,810	2,688	5,048	(33,554)	(7,683)	23,020	1,399,291	(10,481)
Operating costs and expenses:
Gaming	551,738	(447)	(21,730)	(131,384)	(7,683)	22,544	690,438	(138,700)
Food and beverage	123,814	—	26,467	41,879	—	3,926	51,542	72,272
Hotel	42,476	—	—	12,099	—	675	29,702	12,774
Retail, entertainment and other	93,335	—	311	43,852	—	(4,616)	53,788	39,547
Advertising, general and administrative	223,716	—	—	—	—	491	223,225	491
Corporate	45,880	—	—	—	—	—	45,880	—
Depreciation and amortization	122,657	—	—	—	—	—	122,657	—
Impairment of Mohegan Sun Pocono's goodwill	39,459	—	—	—	—	—	39,459	—
Other, net	9,273	—	—	—	—	—	9,273	—
Total operating costs and expenses	1,252,348	(447)	5,048	(33,554)	(7,683)	23,020	1,265,964	(13,616)
Income from operations	$136,462	$3,135	$—	$—	$—	$—	$133,327	$3,135
The items most significantly impacted by the adoption of ASC 606 were as follows:
(1) ASC 606 modified the accounting related to loyalty points. The Company’s loyalty reward programs allow patrons to utilize their reward membership cards to earn loyalty points that are redeemable for complimentary items such as food and beverage, lodging and retail products. Under ASC 606, the Company is required to utilize a deferred revenue model to reduce gaming revenues by the estimated fair value of loyalty points earned by patrons and recognize the related revenues when such loyalty points are redeemed. The deferred revenue liability is based on the estimated SSP of loyalty points earned after factoring

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in the likelihood of redemption. Prior to the adoption of ASC 606, the liability for unredeemed loyalty points was estimated based on expected redemption rates and estimated costs of the goods and services to be provided.
(2) ASC 606 modified the accounting related to promotional allowances. The Company no longer recognizes revenues for complimentary items provided to patrons or for goods and services provided to patrons in connection with loyalty point redemptions as gross revenues with a corresponding offset to promotional allowances to arrive at net revenues. The majority of such amounts previously recorded within promotional allowances now offset gaming revenues based on an allocation of revenues to performance obligations utilizing SSP. These changes resulted in the elimination of promotional allowances and the reclassification of revenues between the various revenue line items.
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
The Company’s revenues from contracts with customers consist of gaming, including racing and sports betting, food and beverage, hotel, retail, entertainment and convention related transactions, as well as management and development services related to management and development contracts with third-party facilities.
The transaction price in a gaming contract is the difference between gaming wins and losses, not the total amount wagered. The transaction price in a racing contract, inclusive of live racing at the Company’s facilities, as well as import and export arrangements, is the commission received from the pari-mutuel pool less contractual fees and obligations, which primarily consist of purse funding requirements, simulcasting fees, tote fees and certain pari-mutuel taxes that are directly related to racing operations. The transaction price in sports betting is the share of the revenues the Company expect to collect as the agent. The transaction prices in food and beverage, hotel, retail, entertainment and convention contracts are the net amounts collected for such goods and services. Sales and other taxes collected on behalf of governmental authorities are accounted for on a net basis and are not recorded within revenues or expenses. The transaction prices in management and development service contracts are the amounts collected for services rendered in accordance with contractual terms, inclusive of reimbursable costs and expenses.
Gaming transactions involve two performance obligations for patrons participating in the Company’s loyalty reward programs and a single performance obligation for patrons that do not participate. The Company applies a practical expedient by accounting for gaming contracts on a portfolio basis, as such contracts share similar characteristics. The effects on the Company's consolidated financial statements under this approach do not differ materially versus under an individual contract basis. Revenues allocated to gaming performance obligations are recognized when gaming occurs as such activities are settled immediately. Revenues allocated to the loyalty points deferred revenue liability are recognized when loyalty points are redeemed. The deferred revenue liability is based on the estimated SSP of the loyalty points earned after factoring in the likelihood of redemption.
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
Revenue Disaggregation
The Company is primarily engaged in the ownership, operation and development of integrated entertainment facilities both domestically and internationally. The Company’s current operations are focused within Connecticut and Pennsylvania. The Company also currently manages other gaming facilities elsewhere within the United States and Canada (refer to Note 4). The Company generates revenues by providing the following types of goods and services: gaming, food and beverage, hotel, retail, entertainment and other and management and development.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue disaggregation by geographic location and revenue type for the fiscal year ended September 30, 2019 was as follows (in thousands):

	Connecticut	Pennsylvania	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(MGE Niagara Resorts) (1) (2)	Other
Gaming	$654,273	$211,800	$70,339	$—
Food and beverage	114,446	22,981	20,319	(202)
Hotel	84,543	8,246	4,451	(5)
Retail, entertainment and other	138,781	8,027	17,416	1,206
Management, development and other	—	—	—	32,429
Net revenues	$992,043	$251,054	$112,525	$33,428
_________

(1)	Represents revenues from the MGE Niagara Resorts from June 11, 2019 through September 30, 2019.

(2)	Gaming revenues represent revenues earned under the COSA (refer to Note 2).

Contract and Contract-related Assets
As of September 30, 2019, contract assets related to the COSA totaled $53.2 million (refer to Note 2).
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
The following table summarizes these liabilities (in thousands):

	September 30, 2019	October 1, 2018
Outstanding gaming chips and slot tickets liability	$7,968	$3,298
Loyalty points deferred revenue liability	40,968	42,314
Patron advances and other liability	22,312	17,530
Total	$71,248	$63,142
As of September 30, 2019, the $18.0 million in customer contract liabilities related to Mohegan Sun Pocono's revenue sharing agreement with Unibet are primarily recorded within other long-term liabilities (refer to Note 2).
ASU 2016-18
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the total change during the period in cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 in its first quarter of fiscal 2019 on a retrospective basis. Transfers between cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents are no longer recorded within investing activities and, as such, the details of such transfers are not reported as cash flow activities in the statement of cash flows. This resulted in increases in net cash flows used in investing activities of $28.9 million and $49.5 million for the fiscal years ended September 30, 2018 and 2017, respectively.
The following accounting standards will be adopted in future reporting periods:
ASU 2016-02
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016‑02”), which will require, among other things, lessees to recognize a right-of-use (“ROU”) asset and a lease liability for leases with terms in excess of 12 months and the disclosure of information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018‑11”) and ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”, which clarified various aspects of the new standard. ASU 2016‑02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provisions of ASU 2016-02 are effective for the Company’s fiscal year beginning October 1, 2019, including interim periods. The Company plans to elect the package of practical expedients included in this guidance, which allows it to: (i) not reassess whether any expired or existing contracts contain leases, (ii) not reassess the lease classification for any expired or existing leases, (iii) account for a lease and non-lease component as a single component for certain classes of assets and (iv) not reassess the initial direct costs for existing leases. In addition, the Company does not plan to recognize short-term leases on its balance sheets.
ASU 2018-11 added a transition option which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without recasting prior period financial statements. The Company plans to elect this transition option.
The adoption of ASU 2016-02 is expected to have a material impact on the Company’s financial statements and related disclosures. Upon adoption, the Company will recognize ROU assets and related lease liabilities for each of its lessee arrangements.
The adoption of this standard will not impact the Company’s compliance with its financial covenants under its current debt agreements.
ASU 2018-13
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which adds, amends and removes certain disclosure requirements related to fair value measurements. ASU 2018-13 requires enhanced disclosures on valuation techniques and inputs that a reporting entity uses to determine its measures of fair value, including judgments and assumptions that the entity makes and the uncertainties in the fair value measurements as of the reporting date. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019. Certain amended or eliminated disclosure requirements may be adopted earlier, while certain additional disclosure requirements can be adopted on its effective date. In addition, certain changes required by this new standard require retrospective adoption, while other changes must be adopted prospectively. The Company is currently evaluating the impact ASU 2018-13 will have on its financial statement disclosures.

NOTE 4—MGE NIAGARA RESORTS:
In September 2018, MGE Niagara was selected by the OLG to be the service provider for the MGE Niagara Resorts. Following its selection, MGE Niagara entered into a Transition and Asset Purchase Agreement with the OLG and the Ontario Gaming Assets Corporation. Pursuant to the terms of this agreement, MGE Niagara agreed to acquire certain assets associated with the MGE Niagara Resorts and to perform certain transition activities in order to facilitate the transition of the operational responsibilities from the previous operator to MGE Niagara.
On the Closing Date, MGE Niagara completed the Acquisition, assumed the day-to-day operations of the properties under the terms of the COSA and engaged in a series of transactions related thereto, including the following:

•
Entered into a lease agreement with the OLG to lease the Fallsview Casino Resort and related administrative office space. This lease agreement requires MGE Niagara to make monthly payments of 2.2 million Canadian dollars ($1.7 million as of September 30, 2019) until the end of the lease term on March 31, 2040. This lease is classified as an operating lease in accordance with guidance provided by ASC 840.

•
Entered into a lease agreement with a third-party investor to lease Casino Niagara and related license agreements to operate an adjacent parking lot and the right for patrons to use an adjacent parking garage. The lease agreement requires MGE Niagara to make monthly payments of approximately 500,000 Canadian dollars (approximately $378,000 as of September 30, 2019) until the end of the lease term on March 31, 2040 in exchange for the rights under the lease and licenses. The present value of the future payments was allocated to the respective rights based upon their relative fair value and, in accordance with guidance provided by ASC 840 and ASC Topic 360, “Intangibles - Goodwill and Other”, accounted for as follows: (i) 36.9 million Canadian dollars ($27.9 million as of September 30, 2019) represents the Casino Niagara lease, which is classified as a capital lease, (ii) 6.9 million Canadian dollars ($5.2 million as of September 30, 2019) represents an intangible asset, which is being amortized over the term of the lease on a straight-line basis and (iii) the residual allocation of the lease payments is classified as an operating land lease.

•
Committed to enter into a lease agreement with a third-party to lease the Niagara Falls Entertainment Centre following the completion of its construction, both of which are expected to occur in 2020. Rental payments are still to be determined. The Company is deemed, for accounting purposes only, to be the owner of this construction project, despite not being the legal owner. Accordingly, the Company capitalized 119.6 million Canadian dollars ($90.3 million as of September 30, 2019) for amounts paid as a build-to-suit asset within property and equipment, net and recorded a corresponding build-to-suit liability.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The purchase price of the Acquisition was approximately 96 million Canadian dollars (approximately $72 million), net of cash acquired of approximately 57 million Canadian dollars (approximately $43 million). MGE Niagara funded the Acquisition with proceeds from borrowings under a 100.0 million Canadian dollar term loan facility, the issuance of a 40.0 million Canadian dollar convertible debenture to a third-party investor and a 60.0 million Canadian dollar investment by the Company (refer to Note 9). The Acquisition was accounted for as a purchase of a business under the acquisition method of accounting in accordance with guidance provided by ASC Topic 805, “Business Combinations”.
While no material adjustments are expected, the purchase price allocation is not final. This allocation will be finalized during the Company's first quarter of fiscal 2020. The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on June 11, 2019 (in thousands):

June 11, 2019
Accounts receivable	$1,448
Inventories	3,410
Other current assets	15,983
Property and equipment	50,282
Intangible asset	16,689
Other current liabilities	(15,525)
Total	$72,287
The below unaudited pro forma financial information was prepared as if the Acquisition, the financing to fund the Acquisition and the lease transactions, all described above, had occurred on October 1, 2016. Unaudited pro forma financial information does not necessarily represent results that may occur in the future. The following unaudited pro forma financial information includes historical financial results of the MGE Niagara Resorts prior to the Acquisition, adjusted to include the Company's share of revenues earned under the COSA which are recorded on a net basis (refer to Note 2), along with other adjustments directly attributable to the Acquisition, including interest expense and depreciation (in thousands, unaudited):

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2019	September 30, 2018	September 30, 2017
Net revenues	$1,620,921	$1,728,155	$1,746,601
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$(13,263)	$137,506	$90,432

NOTE 5—COWLITZ PROJECT:
On January 1, 2019, the Mohegan Tribe exchanged its interest in Salishan-Mohegan and SMDC for total consideration of $10.0 million, which the Company believes represented its fair value. Accordingly, the Company now owns 100% of Salishan-Mohegan, which developed and currently manages the Cowlitz Project. The Cowlitz Project opened in April 2017. Through SMDC, Salishan-Mohegan, along with Salishan Company, LLC (“Salishan Company”), an unrelated entity, also holds the development rights to any future development at ilani Casino Resort.
Under the terms of Salishan-Mohegan's development agreements, development fees of $976,000, $570,000 and $7.3 million were earned for the fiscal years ended September 30, 2019, 2018 and 2017, respectively. Under the terms of Salishan-Mohegan's management agreement, Salishan-Mohegan manages, operates and maintains the casino resort through May 2024 for a fee representing 24% of net revenues, as defined under the management agreement. Management fees earned by Salishan-Mohegan totaled $27.9 million, $13.5 million and $6.0 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.
Salishan-Mohegan advanced funds for the Cowlitz Project before financing was obtained for the project. In December 2015, financing was obtained, which provided funding for the remaining construction costs of the project and the repayment of a portion of amounts previously advanced by the Company. As of September 30, 2018, the Salishan-Mohegan notes, including accrued interest at an annual rate of approximately 13.0%, totaled $104.4 million and were recorded within notes receivable. On December 4, 2018, the Company received $106.6 million from the Cowlitz Tribal Gaming Authority. This amount represented the full repayment of the then-outstanding Salishan-Mohegan notes and accrued interest, through the repayment date, totaling $32.0 million and $74.6 million, respectively.
In April 2017, pursuant to a membership interest redemption and withdrawal agreement, Salishan-Mohegan agreed to redeem the membership interest in Salishan-Mohegan that was previously held by Salishan Company, LLC (“Salishan Company”) for a redemption price of $114.8 million (the “Redemption Price”), which was determined by binding arbitration. The Redemption Price represented a $68.5 million redemption liability based on the present value of the Redemption Price, utilizing the Company’s

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

credit adjusted risk-free investment rate. The amount of the redemption liability approximated the carrying value of Salishan Company's membership interest at the redemption date and, accordingly, no gain or loss was recorded in connection with this transaction. The redemption liability is payable through a promissory note (the “Redemption Note Payable”) issued by Salishan-Mohegan. The Redemption Note Payable is payable in monthly installments of $1.9 million over a five-year period, commencing in May 2019. The Company recognizes interest expense relating to the amortization of discount to the Redemption Price, utilizing the effective yield method.

NOTE 6—PROJECT INSPIRE:
The Company formed Inspire Integrated Resort and MGA Korea to develop and construct Project Inspire. In February 2016, Inspire Integrated Resort was awarded pre-approval for a foreigner-only gaming license to be issued upon completion of the construction of Project Inspire. In August 2016, Inspire Integrated Resort entered into an agreement with the Incheon International Airport Authority for the long-term lease and development of land at the project site adjacent to the airport. Portions of the parcel of land covered by the lease will be released to Inspire Integrated Resort for development as the various phases of the project are approved by local authorities. Rental payments for each phase commence upon their respective initial operation commencement date, as defined, and will be based upon the governmentally appraised value of the project at such time. The overall term of the lease ends on the date which is the fiftieth anniversary of the operation commencement date, with a renewal option for an additional 49 years.
In March 2019, the Company received the necessary approvals for the initial phase of the project and, as a result, it was granted control of the related portion of the overall parcel of land. Accordingly, for accounting purposes, the lease term for this portion of land commenced on such date and the Company began recognizing rental expense and a corresponding long-term lease liability. Rental expense is being recognized on a straight-line basis over the lease term, as defined above. Rental expense totaled $1.8 million for the fiscal year ended September 30, 2019 and was recorded within pre-opening costs and expenses.
In May 2018, the Company redeemed the membership interest in Inspire Integrated Resort that was previously held by a third-party for a cash payment of $106.7 million. In accordance with ASC Topic 810, “Consolidation”, the $10.0 million difference between the carrying value of the non-controlling interest and the fair value of consideration paid was recorded as a reduction in retained earnings. The non-controlling interest portion of accumulated other comprehensive income related to foreign currency translation of $7.7 million was recorded as an increase in accumulated other comprehensive income. No gain or loss was recorded in connection with this transaction.

NOTE 7—PROPERTY AND EQUIPMENT, NET:
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2019	September 30, 2018
Land	$44,848	$44,848
Land improvements	100,879	100,879
Buildings and improvements	1,839,872	1,816,229
Build-to-suit asset	93,828	—
Furniture and equipment	660,936	594,106
Construction in process (1)	103,327	74,630
Subtotal	2,843,690	2,630,692
Less: accumulated depreciation	(1,323,003)	(1,235,323)
Property and equipment, net	$1,520,687	$1,395,369
_________

(1)	As of September 30, 2019 and 2018, Project Inspire related construction in process totaled $99.3 million and $71.5 million, respectively.
Depreciation expense totaled $121.8 million, $81.3 million and $73.9 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.
In fiscal 2019, the Company made an out-of-period correction, which increased depreciation and amortization expense by $6.3 million. This adjustment resulted from the assignment, in a prior year, of an incorrect useful life to depreciate a long lived asset related to tenant allowances. In fiscal 2019, the Company also committed to a plan to repurpose the recently closed Casino of the Wind section of Mohegan Sun. In connection with this decision, the Company determined that certain assets related to the Casino of the Wind had no alternative future use. Accordingly, depreciation on these assets was accelerated, which increased depreciation and amortization expense by $21.6 million.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8—OTHER INTANGIBLE ASSETS, NET:
Other intangible assets, net, consisted of the following (in thousands):

	September 30, 2019	September 30, 2018
Mohegan Sun trademark (1)	$119,692	$119,692
Mohegan Sun Pocono slot machine, table game, interactive gaming and sports wagering licenses (1)	298,500	280,500
MGE Niagara Resorts Casino Operating and Services Agreement rights (2)	16,753	—
Other	25,889	8,485
Subtotal	460,834	408,677
Less: accumulated amortization	(5,569)	(5,182)
Other intangible assets, net	$455,265	$403,495
____________

(1)	Indefinite lives (refer to Note 2).

(2)	21-year useful life (refer to Note 2).
Amortization expense totaled $738,000, $413,000 and $411,000 for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands):

	September 30, 2019	September 30, 2018
Senior Secured Credit Facility - Revolving	$102,000	$66,000
Senior Secured Credit Facility - Term Loan A, net of discount and debt issuance costs of $4,236 and $6,661, respectively	263,829	311,466
Senior Secured Credit Facility - Term Loan B, net of discount and debt issuance costs of $16,925 and $20,571, respectively	805,394	810,430
2016 7 7/8% Senior Unsecured Notes, net of discount and debt issuance costs of $9,565 and $11,033, respectively	490,435	488,967
MGE Niagara Resorts Credit Facility - Term Loan, net of debt issuance costs of $1,002	73,564	—
MGE Niagara Resorts Convertible Debenture	30,204	—
Mohegan Expo Credit Facility, net of debt issuance costs of $925 and $1,319, respectively	29,357	31,980
Guaranteed Credit Facility, net of debt issuance costs of $1,191 and $1,262, respectively	31,840	22,403
Redemption Note Payable, net of discount of $23,905 and $33,635, respectively	81,329	81,165
Other	1,205	1,744
Long-term debt	1,909,157	1,814,155
Less: current portion of long-term debt	(76,909)	(73,232)
Long-term debt, net of current portion	$1,832,248	$1,740,923
Maturities of long-term debt are as follows (in thousands):

Fiscal Years
2020	$76,909
2021	74,129
2022	364,077
2023	38,256
2024	883,072
Thereafter	530,463
Total	$1,966,906

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Term Loan A Facility and the Term Loan B Facility require additional mandatory repayments based on a percentage of excess cash flow, as defined under the Senior Secured Credit Facilities. For the fiscal years ended September 30, 2019 and 2018, there were no mandatory repayments. For the fiscal year ended September 30, 2017, mandatory repayments totaled $29.9 million.
As of September 30, 2019, letters of credit issued under the Revolving Facility totaled $2.3 million. The Company had $145.7 million of borrowing capacity under its Revolving Facility as of September 30, 2019, after factoring in outstanding letters of credit.
Borrowings under the Senior Secured Credit Facilities accrue interest at a base rate plus a spread. As of September 30, 2019, the $102.0 million outstanding under the Revolving Facility included $3.0 million at 7.75% and $99.0 million at 5.82%. As of September 30, 2019, outstanding borrowings under the Term Loan A Facility and the Term Loan B Facility accrue interest at 5.79% and 6.04%, respectively. The Company is also required to pay leverage-based undrawn commitment fees of between 37.5 and 50 basis points under the Revolving Facility. This fee was 50 basis points as of September 30, 2019.
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
On September 30, 2019 and 2018, the bank that administers the Company's debt service payments for its Senior Secured Credit Facilities made required principal payments on behalf of the Company totaling $13.3 million and $18.9 million, respectively, but did not accordingly debit the Company's bank account for these payments. As of September 30, 2019 and 2018, the Company reflected these non-cash transactions as reductions to current portion of long-term debt and corresponding increases to other current liabilities. On the respective following banking days, the bank withdrew the payments from the Company's bank account, resulting in reductions to the Company's cash and cash equivalents and other current liabilities.
Senior Unsecured Notes
2016 7 7/8% Senior Unsecured Notes
In October 2016, the Company issued $500.0 million senior unsecured notes with interest at 7.875% per annum (the “2016 Senior Unsecured Notes”). The 2016 Senior Unsecured Notes mature on October 15, 2024. Interest on the 2016 Senior Unsecured Notes is payable semi-annually in arrears on April 15 and October 15.
At any time prior to October 15, 2019, the Company could have redeemed the 2016 Senior Unsecured Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2016 Senior Unsecured Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption and a make-whole premium. The 2016 Senior Unsecured Notes are redeemable at the Company’s option, in whole or in part, at any time on or after October 15, 2019, at specified redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. If the Company experiences specific kinds of change-of-control triggering events, it is required to make an offer to repurchase the 2016 Senior Unsecured Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any. Additionally, if the Company undertakes specific kinds of asset sales and does not use the related sale proceeds for specified purposes, the Company may be required to offer to repurchase the 2016 Senior Unsecured Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any. In certain circumstances, if any gaming regulatory authority requires a holder or beneficial owner of the 2016 Senior Unsecured Notes to be licensed, qualified or found suitable under applicable gaming laws, and such holder or beneficial owner does not obtain such license, qualification or finding of suitability within a specified time, the Company can require such holder or beneficial owner to dispose of its 2016 Senior Unsecured Notes or call for redemption of the 2016 Senior Unsecured Notes held by such holder or beneficial owner at a price equal to accrued and unpaid interest, if any, plus the lesser of 100% of the principal amount thereof or the price paid for such notes by such holder or beneficial owner.
The 2016 Senior Unsecured Notes are unsecured, unsubordinated obligations of the Company, and are guaranteed by certain of the Company’s restricted subsidiaries.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Facility Agreement for Senior Unsecured Notes
In November 2015, the Company entered into an agreement (the “Facility Agreement”) by and among the Company, the Tribe and UBS AG, London Branch (“UBS”). Pursuant to the Facility Agreement, the Company may issue, to UBS or its designee, senior unsecured notes in an aggregate principal amount of up to $100.0 million, in varying amounts and terms, as agreed with UBS or its designee. As of September 30, 2019, no amounts were issued under the Facility Agreement.
Line of Credit
In October 2016, in connection with the new Senior Secured Credit Facilities, the Company entered into a $25.0 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Each advance accrues interest at a base rate plus a spread. As of September 30, 2019, no amounts were drawn on the Line of Credit. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facilities.
MGE Niagara Resorts Credit Facilities
On June 10, 2019, MGE Niagara entered into a Credit Agreement with, among others, Bank of Montreal, as Administrative Agent, and the lenders party thereto (the “MGE Niagara Resorts Credit Agreement”), providing for senior secured credit facilities in the aggregate principal amount of 290.0 million Canadian dollars ($219.0 million as of September 30, 2019) (the “MGE Niagara Resorts Credit Facilities”), comprised of a revolving credit facility in the amount of 190.0 million Canadian dollars ($143.5 million as of September 30, 2019) (the “MGE Niagara Resorts Revolving Facility”) and a term loan facility in the amount of 100.0 million Canadian dollars ($75.5 million as of September 30, 2019) (the “MGE Niagara Resorts Term Loan Facility”). On July 17, 2019, MGE Niagara entered into an amendment to the MGE Niagara Resorts Credit Facilities to increase the borrowing capacity under the MGE Niagara Resorts Revolving Facility by 10.0 million Canadian dollars ($7.6 million as of September 30, 2019).
MGE Niagara is an unrestricted subsidiary under the Company’s existing credit facilities and indenture and the MGE Niagara Resorts Credit Facilities are non-recourse to the Company and its restricted subsidiaries thereunder.
The MGE Niagara Resorts Revolving Facility provides for (i) borrowings and bankers’ acceptances denominated in Canadian dollars or U.S. dollars and up to 20.0 million Canadian-dollar ($15.1 million as of September 30, 2019) equivalent of borrowings in the form of swingline loans and (ii) the issuance of up to 100.0 million Canadian dollars ($75.5 million as of September 30, 2019) of letters of credit. Proceeds from borrowings under the MGE Niagara Resorts Revolving Facility may be used by MGE Niagara for general corporate purposes, including working capital, capital expenditures and the issuance of letters of credit. Borrowings under the MGE Niagara Resorts Term Loan Facility are denominated in Canadian dollars. On June 11, 2019, MGE Niagara borrowed 100.0 million aggregate principal amount of Canadian dollar ($75.5 million as of September 30, 2019) term loans under the MGE Niagara Resorts Term Loan Facility and caused a Canadian dollar letter of credit to be issued to the OLG under the MGE Niagara Resorts Revolving Facility, in each case, for the purposes of funding the acquisition of the MGE Niagara Resorts.
The MGE Niagara Resorts Credit Facilities mature on June 10, 2024. The MGE Niagara Resorts Term Loan Facility is repayable, in quarterly installments, at a rate of 5.0 million Canadian dollars ($3.8 million as of September 30, 2019) per annum, commencing September 30, 2019.
As of September 30, 2019, no amounts were drawn on the MGE Niagara Resorts Revolving Facility. As of September 30, 2019, letters of credit issued under the MGE Niagara Resorts Revolving Facility totaled 35.0 million Canadian dollars ($26.4 million as of September 30, 2019). MGE Niagara had 165.0 million Canadian dollars ($124.6 million as of September 30, 2019) of borrowing capacity under the MGE Niagara Resorts Revolving Facility as of September 30, 2019, after factoring in outstanding letters of credit.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Borrowings under the MGE Niagara Resorts Credit Facilities accrue interest as follows: (i) for Prime Rate Loans (as defined in the MGE Niagara Resorts Credit Agreement) denominated in Canadian dollars, the applicable prime rate (subject to a 0.00% floor) plus a total leverage-based margin of 100 to 200 basis points, (ii) for USBR Loans (as defined in the MGE Niagara Resorts Credit Agreement) denominated in U.S. dollars, the applicable base rate plus a total leverage-based margin of 100 to 200 basis points, (iii) for LIBOR Loans (as defined in the MGE Niagara Resorts Credit Agreement) denominated in U.S. dollars, the applicable LIBOR rate (subject to a 0.00% floor) plus a total leverage-based margin of 250 to 350 basis points and (iv) for Bankers’ Acceptances (as defined in the MGE Niagara Resorts Credit Agreement) denominated in Canadian dollars, based on a Discount Rate (as defined in the MGE Niagara Resorts Credit Agreement) (subject to a 0.00% floor) and a total leverage-based margin of 250 to 350 basis points. MGE Niagara is also required to pay leverage-based undrawn commitment fees of between 50 and 70 basis points under the MGE Niagara Resorts Revolving Facility.
As of September 30, 2019, outstanding borrowings under the MGE Niagara Resorts Term Loan Facility accrue interest at 4.70%. As of September 30, 2019, the commitment fee under MGE Niagara Resorts Revolving Facility was 55 basis points.
The MGE Niagara Resorts Credit Facilities are secured by, among other things, substantially all of the properties and assets of MGE Niagara, subject to certain customary exceptions, as well as by a pledge of (i) all of the issued and outstanding shares of MGE Niagara and (ii) a convertible debenture held by a third-party investor.
The MGE Niagara Resorts Credit Agreement contains customary covenants applicable to MGE Niagara, including covenants governing: incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, asset sales, acquisitions and investments, affiliate transactions and fundamental changes. The MGE Niagara Resorts Credit Agreement also includes financial maintenance covenants pertaining to total leverage and fixed charge coverage. In addition, the MGE Niagara Resorts Credit Agreement contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations.
MGE Niagara Resorts Convertible Debenture
On June 11, 2019, MGE Niagara issued a convertible debenture (the “MGE Niagara Resorts Convertible Debenture”) to a third-party investor (the "Convertible Debenture Holder") in an aggregate principal amount of 40.0 million Canadian dollars ($30.2 million as of September 30, 2019). The MGE Niagara Resorts Convertible Debenture is convertible, at the option of the Convertible Debenture Holder, between the fourth and sixth anniversaries of the Closing Date, into Class B Special shares representing 40% of the capital of MGE Niagara. The Class B Special shares will be similar in nature to the existing Common shares. The MGE Niagara Resorts Convertible Debenture accrues interest at an annual rate of 3.50% prior to the sixth anniversary of the Closing Date and 8.00% thereafter, compounded annually. The first interest payment is payable on June 11, 2022, with annual payments due thereafter. Repayment of the outstanding principal, plus any accrued interest, is due thirty days following the expiration or the termination of the COSA. If the MGE Niagara Resorts Convertible Debenture is not converted as of the sixth anniversary of the Closing Date, either MGE Niagara or the Convertible Debenture Holder may elect early repayment of half of the principal outstanding as of such date.
Mohegan Expo Credit Facility
In April 2017, the Company, through its wholly-owned subsidiary, Mohegan Expo Center, LLC (“Mohegan Expo”), entered into a loan agreement with certain third-party lenders providing for a $25.0 million tax-exempt senior secured multi-draw term loan with an $8.3 million increase option (the “Mohegan Expo Credit Facility”). In September 2017, Mohegan Expo exercised the Mohegan Expo Credit Facility increase option. The proceeds from the Mohegan Expo Credit Facility were used to partially finance the construction of an $80.0 million exposition and convention center (the “Earth Expo & Convention Center”). The Earth Expo & Convention Center opened in May 2018. For the fiscal years ended September 30, 2019 and 2018, Mohegan Expo generated net revenues totaling $6.0 million and $647,000, respectively, and loss from operations totaling $81,000 and $1.6 million, respectively.
The Mohegan Expo Credit Facility matures on April 1, 2022. The Mohegan Expo Credit Facility is repayable with an initial payment of $1.1 million for the period from April 18, 2018 through September 30, 2018 commencing on October 1, 2018 and in quarterly installments, at a rate of $2.5 million per annum, thereafter. As of September 30, 2019, outstanding borrowings under the Mohegan Expo Credit Facility accrue interest at 5.80%. Mohegan Expo is required to maintain a six-month debt service reserve in a designated account under the Mohegan Expo Credit Facility.
The Mohegan Expo Credit Facility is a senior secured obligation of Mohegan Expo, collateralized by all existing and future assets of Mohegan Expo. The Mohegan Expo Credit Facility subjects Mohegan Expo to certain covenant requirements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Guaranteed Credit Facility
In September 2018, the Company entered into a loan agreement with certain third-party lenders providing for a $23.7 million term loan secured by a 90% loan guarantee by the Department of the Interior, Assistant Secretary—Indian Affairs, Division of Capital Investment (the “Guaranteed Credit Facility”), pursuant to the Indian Loan Guaranty, Insurance and Interest Subsidy Program (the “BIA Loan Guaranty Program”). In October 2018, the Company entered into a follow-on loan agreement providing for an additional $11.3 million term loan under the BIA Loan Guaranty Program. This additional term loan completes the allocation to the Company of $35.0 million in guaranteed term loans under the BIA Loan Guaranty Program. The proceeds from the Guaranteed Credit Facility were used to reimburse certain costs relating to the Earth Expo & Convention Center.
The Guaranteed Credit Facility matures on October 1, 2023. The Guaranteed Credit Facility, is repayable, in quarterly installments, at a rate of $2.6 million per annum, commencing January 1, 2019. As of September 30, 2019, outstanding borrowings under the Guaranteed Credit Facility accrue interest at 4.85%.
The Guaranteed Credit Facility subjects the Company to certain covenant requirements.
Redemption Note Payable
The Redemption Note Payable matures on April 14, 2024. The Redemption Note Payable is payable in monthly installments of $1.9 million over a five-year period, commencing in May 2019 (refer to Note 5).
Debt Covenant Compliance
As of September 30, 2019, the Company and MGE Niagara were in compliance with all financial covenants.

NOTE 10—LEASES:
Capital Leases
Minimum future capital lease payments are as follows (in thousands):

Fiscal Years
2020	$2,571
2021	2,598
2022	2,598
2023	2,548
2024	2,251
Thereafter	32,832
Total minimum future capital lease payments	45,398
Less: amounts representing interest	(16,031)
Plus: residual values	327
Present value of capital lease obligations	29,694
Less: current portion of capital lease obligations	(1,133)
Capital lease obligations, net of current portion	$28,561
Operating Leases
The Company leases certain areas at Mohegan Sun and Mohegan Sun Pocono to third-party food and beverage and retail outlets, as well as the rights to access and utilize Mohegan Sun’s rooftop for the installation and operation of antenna towers.
Minimum future rental income that the Company expects to earn under non-cancelable leases is as follows (in thousands):

Fiscal Years
2020	$4,808
2021	4,038
2022	2,485
2023	2,092
2024	2,011
Thereafter	5,734
Total	$21,168

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is required to make payments under various operating leases for buildings, equipment and land relating to Mohegan Sun, Mohegan Sun Pocono and the MGE Niagara Resorts. The Company incurred rental expense relating to these leases totaling $19.3 million, $10.7 million and $9.5 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively. The Company also subleases the Earth Hotel Tower, which opened in November 2016, from a subsidiary of the Mohegan Tribe and previously subleased a related connector from the Mohegan Tribe (refer to Note 11). The Company incurred rental expense relating to these subleases totaling $8.6 million, $8.8 million and $8.8 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.
Minimum future rental payments that the Company expects to incur under non-cancelable leases and subleases are as follows (in thousands):

Fiscal Years	Minimum Future Rental Payments	Minimum Future Sublease Income	Total
2020	$32,504	$(1,709)	$30,795
2021	30,376	(1,428)	28,948
2022	30,651	(1,114)	29,537
2023	30,473	(987)	29,486
2024	30,602	(1,025)	29,577
Thereafter	715,910	(843)	715,067
Total	$870,516	$(7,106)	$863,410
In March 2019, the Company received the necessary approvals for the initial phase of Project Inspire and, as a result, it was granted control of the related portion of the overall parcel of land. Accordingly, for accounting purposes, the lease term for this portion of land commenced on such date and the Company began recognizing rental expense and a corresponding long-term lease liability. Rental expense is being recognized on a straight-line basis over the lease term. Rental expense totaled $1.8 million for the fiscal year ended September 30, 2019 and was recorded within pre-opening costs and expenses.

NOTE 11—RELATED PARTY TRANSACTIONS:
Services
The Mohegan Tribe provides certain governmental and administrative services to the Company. The Company incurred expenses for such services totaling $33.2 million, $35.4 million and $31.4 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.
The Company purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Mohegan Tribe. The Company incurred costs for such utilities totaling $19.3 million, $19.8 million and $16.8 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.
Leases
The Company leases the land on which Mohegan Sun is located from the Mohegan Tribe under a long-term lease agreement. The current term of 25 years, which commenced in October 2016, is renewable by the Company for an additional 25 years upon expiration. The lease agreement requires the Company to make a nominal annual rental payment.
The Company also subleases the Earth Hotel Tower, which opened in November 2016, from a subsidiary of the Mohegan Tribe and previously subleased a related connector from the Mohegan Tribe. In December 2017, the Company purchased the connector for $8.5 million, which the Company believes represented its fair market value. The Company incurred rental expense relating to these subleases totaling $8.6 million, $8.8 million and $8.8 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

NOTE 12—EMPLOYEE BENEFIT PLANS:
The Company offers a retirement savings plan for its employees under Section 401(k) and Section 401(a) of the Internal Revenue Code (the “Mohegan Retirement and 401(k) Plan”). The Company may make discretionary matching contributions of 50%, up to the first 3% of participants’ eligible compensation contributed to the 401(k) portion of the plan. The Company contributed $2.4 million, $2.5 million and $2.6 million, net of forfeitures, to the Mohegan Retirement and 401(k) Plan for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company, together with the Mohegan Tribe, offers a non-qualified deferred compensation plan for certain key employees (the “Mohegan Deferred Compensation Plan”). As of September 30, 2019 and 2018, the balance under the Mohegan Deferred Compensation Plan totaled $10.4 million and $10.3 million, respectively, and is recorded within other current assets.
The Company, together with the Mohegan Tribe, offers a benefit plan for certain eligible employees (the “Mohegan Benefit Plan”). The Mohegan Benefit Plan is sponsored by the Mohegan Tribe for the benefit of participants who authorize the purchase of life insurance policies as a means of providing certain life insurance benefits to the participants and their spouses as joint insured. As of September 30, 2019 and 2018, the balance under the Mohegan Benefit Plan totaled $5.5 million and $4.2 million, respectively, and is recorded in other assets, net.

NOTE 13—INCOME TAXES:
Like other sovereign governments, the Mohegan Tribe and its entities, including the Company, are not subject to United States federal income taxes. However, MGE Niagara is required to file income tax returns in Ontario, Canada, and certain non-tribal entities file income tax returns in various state and local jurisdictions within the United States.
The components of income (loss) before tax provision are as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2019	September 30, 2018
Domestic	$3,909	$138,453
Foreign	(5,256)	(6,370)
Total	$(1,347)	$132,083
The components of income tax provision are as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2019	September 30, 2018
Current:
Federal	$—	$—
State	392	475
Foreign	—	—
Total	392	475
Deferred:
Federal	—	—
State	—	—
Foreign	637	—
Total	637	—
Total income tax provision (1)	$1,029	$475
 ____________

(1)
In the accompanying consolidated statement of income for the fiscal year ended September 30, 2018, income tax provision was reclassified from other income (expense) - other, net to conform to fiscal 2019 presentation.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of deferred income tax provision result from various temporary differences and relate to items included in the statements of income. The tax effect of these temporary differences are recorded within deferred tax assets and liabilities as follows (in thousands):

September 30, 2019
Deferred tax assets:
Canadian net operating loss carryforward	$12,163
Other	528
Total	12,691
Deferred tax liabilities:
Casino Operating and Services Agreement customer contract asset	(13,300)
Other	(28)
Total	(13,328)
Net deferred income tax liability (1)	$(637)
 ____________

(1)	Recorded within other long-term liabilities.
MGE Niagara incurred a net operating loss of $45.9 million for Canadian tax purposes primarily due to the excess of revenues recognized for accounting purposes over actual revenues earned for tax purposes. This net operating loss carryforward will be available to offset future taxable income through December 31, 2029.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14—SEGMENT REPORTING:
As of September 30, 2019, the Company, either directly or through subsidiaries, operates Mohegan Sun, along with its other Connecticut operations (the “Connecticut Facilities”), Mohegan Sun Pocono, along with its other Pennsylvania operations (the “Pennsylvania Facilities”) and the MGE Niagara Resorts. We assumed the day-to-day operations of the MGE Niagara Resorts on June 11, 2019. In addition, certain other properties are managed or under development by the Company. These operations, which were previously included within the Company's corporate functions, are also now identified as a separate reportable segment.
As of September 30, 2019, the Company's chief operating decision maker reviews and assesses the performance and operating results and determines the proper allocation of resources to the Connecticut Facilities, the Pennsylvania Facilities, the MGE Niagara Resorts and the properties managed or under development on a separate basis. Accordingly, the Company now has four separate reportable segments: (i) Mohegan Sun, which includes the operations of the Connecticut Facilities, (ii) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities, (iii) the MGE Niagara Resorts and (iv) management, development and other. The Company's corporate functions, along with any inter-segment activities are disclosed separately in the following segment disclosures to reconcile to consolidated results. In addition, the following segment disclosures for the fiscal years ended September 30, 2018 and 2017 have been restated to conform to fiscal 2019 presentation.

	For the Fiscal Years Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2017
Net revenues:
Mohegan Sun	$992,043	$1,068,892	$1,079,920
Mohegan Sun Pocono	251,054	265,691	278,938
MGE Niagara Resorts	112,525	—	—
Management, development and other	33,349	19,806	100,505
Corporate	1,001	1,483	1,951
Inter-segment	(1,162)	(240)	(81,311)
Total	$1,388,810	$1,355,632	$1,380,003

Income (loss) from operations:
Mohegan Sun	$156,276	$230,890	$249,403
Mohegan Sun Pocono (1)	(5,253)	37,541	33,145
MGE Niagara Resorts	7,368	—	—
Management, development and other	1,152	(686)	76,647
Corporate	(22,161)	(23,211)	(101,960)
Inter-segment	(920)	—	—
Total	$136,462	$244,534	$257,235
_________

(1)	Includes a $39.5 million impairment charge related to Mohegan Sun Pocono's goodwill in fiscal 2019.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Fiscal Years Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2017
Capital expenditures incurred:
Mohegan Sun	$30,931	$93,165	$57,033
Mohegan Sun Pocono	6,526	9,889	6,897
MGE Niagara Resorts	3,389	—	—
Management, development and other	40,114	19,724	37,603
Corporate	34	24	—
Total	$80,994	$122,802	$101,533

(in thousands)	September 30, 2019	September 30, 2018
Total assets:
Mohegan Sun	$1,282,384	$1,364,169
Mohegan Sun Pocono	548,424	581,079
MGE Niagara Resorts	342,821	—
Management, development and other	313,458	333,202
Corporate	912,712	838,454
Inter-segment	(888,203)	(804,785)
Total	$2,511,596	$2,312,119

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15—COMMITMENTS AND CONTINGENCIES:
Slot Win Contribution
The Mohegan Tribe and the State of Connecticut entered into a Memorandum of Understanding (“MOU”), which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of revenues from slot machines must be paid to the State of Connecticut (“Slot Win Contribution”). Slot Win Contribution payments are not required if the State of Connecticut legalizes any other gaming operation with slot machines, video facsimiles of games of chance or other commercial casino games within Connecticut, except those consented to by the Mohegan Tribe and the Mashantucket Pequot Tribe. Annual Slot Win Contribution payments are the lesser of (i) 30% of gross revenues from slot machines and (ii) the greater of 25% of gross revenues from slot machines or $80.0 million.
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
Casino Operating and Services Agreement Thresholds
MGE Niagara operates the MGE Niagara Resorts under the terms of the COSA. Annual Threshold amounts under the COSA are contractually established and vary from year to year. If gaming revenues are less than the Threshold for any given year, the Company is obligated to make a payment to cover the related shortfall (refer to Note 2).
Virgin Hotels Las Vegas Lease
On July 16, 2019, MGNV, LLC (“MGNV”), an indirect wholly-owned subsidiary of the Company, entered into a casino lease agreement with JC Hospitality, LLC, which is currently redeveloping the existing Hard Rock Hotel and Casino in Las Vegas, Nevada under the Virgin Hotels brand. Pursuant to the lease agreement, MGNV will lease and operate the 60,000-square-foot casino at Virgin Hotels Las Vegas, subject to the completion of planned renovations. This 20-year lease agreement requires the Company to make annual payments of $9.0 million, commencing on October 1, 2021 until the end of the lease term on September 30, 2040. Also, in conjunction with the lease agreement, the Company has pledged to enter into a guarantee agreement whereby it will guarantee up to 24 months of MGNV's lease payments. The lease agreement is contingent upon and subject to the Company obtaining all necessary approvals from the Nevada gaming regulatory authorities. As of September 30, 2019, the Company has not been granted control of the premises as the planned renovations have not yet been completed.
Priority Distribution
The Company and the Mohegan Tribe are parties to a perpetual agreement, which requires the Company to make payments to the Mohegan Tribe to the extent of the Company's net cash flow, as defined, subject to a minimum payment of $40.0 million per calendar year.
Purchase Obligations
As of September 30, 2019, the Company was contractually committed to purchase goods and services totaling $80.4 million, of which $30.3 million is expected to be incurred in fiscal 2020.
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

MOHEGAN TRIBAL GAMING AUTHORITY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2019, 2018 and 2017
(in thousands)

	Column A	Column B	Column C	Column D
	Balances at Beginning of Year	Charges to Costs and Expenses	Deductions from Reserves (1)	Balances at End of Year
Description:
Fiscal Year ended September 30, 2019
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$12,265	$976	$1,526	$11,715
Fiscal Year ended September 30, 2018
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$20,785	$4,396	$12,916	$12,265
Fiscal Year ended September 30, 2017
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$27,384	$3,392	$9,991	$20,785
 _________________

(1)
Deductions from reserves generally represent write-off of uncollectible accounts, net of recoveries of accounts previously written-off. In fiscal 2018 and 2017, deductions from reserves primarily include $10.3 million and $9.2 million related to the Salishan-Mohegan notes, respectively.

S-1