Form 10-Q
period 2019-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2020-02-12
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

MOHEGAN TRIBAL GAMING AUTHORITY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands) (unaudited)

	December 31, 2019	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$139,164	$130,138
Restricted cash and cash equivalents	6,706	4,960
Accounts receivable, net of allowance for doubtful accounts of $12,007 and $11,715, respectively	55,388	52,764
Inventories	17,794	18,248
Due from Ontario Lottery and Gaming Corporation	11,905	10,946
Casino Operating and Services Agreement customer contract asset	471	3,004
Other current assets	57,319	47,276
Total current assets	288,747	267,336
Restricted cash and cash equivalents	136,014	145,631
Property and equipment, net	1,444,019	1,520,687
Right-of-use operating lease assets	361,036	—
Other intangible assets, net	456,672	455,265
Casino Operating and Services Agreement customer contract asset, net of current portion	95,208	50,192
Notes receivable	2,514	2,514
Other assets, net	71,314	69,971
Total assets	$2,855,524	$2,511,596
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$74,266	$76,909
Current portion of finance lease obligations	1,794	1,133
Current portion of right-of-use operating lease obligations	9,894	—
Trade payables	20,811	16,672
Accrued payroll	48,853	53,225
Construction payables	24,040	11,888
Accrued interest payable	10,070	19,804
Due to Ontario Lottery and Gaming Corporation	38,413	30,662
Other current liabilities	171,585	174,231
Total current liabilities	399,726	384,524
Long-term debt, net of current portion	1,885,752	1,832,248
Finance lease obligations, net of current portion	30,043	28,561
Right-of-use operating lease obligations, net of current portion	359,848	—
Build-to-suit liability	—	90,292
Other long-term liabilities	34,194	38,538
Total liabilities	2,709,563	2,374,163
Commitments and Contingencies
Capital:
Retained earnings	134,205	137,124
Accumulated other comprehensive income (loss)	4,253	(6,633)
Total capital attributable to Mohegan Tribal Gaming Authority	138,458	130,491
Non-controlling interests	7,503	6,942
Total capital	145,961	137,433
Total liabilities and capital	$2,855,524	$2,511,596
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands) (unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2019	December 31, 2018
Revenues:
Gaming	$264,269	$221,935
Food and beverage	50,532	34,806
Hotel	27,589	22,977
Retail, entertainment and other	56,662	39,782
Net revenues	399,052	319,500
Operating costs and expenses:
Gaming, including related party transactions of $755 and $702, respectively	157,188	128,664
Food and beverage	41,693	26,447
Hotel, including related party transactions of $2,161 and $2,161, respectively	11,842	9,803
Retail, entertainment and other	24,986	20,762
Advertising, general and administrative, including related party transactions of $9,566 and $11,332, respectively	74,214	49,018
Corporate, including related party transactions of $2,253 and $1,397, respectively	14,090	12,425
Depreciation and amortization	28,544	27,090
Other, net	3,070	1,921
Total operating costs and expenses	355,627	276,130
Income from operations	43,425	43,370
Other income (expense):
Interest income	751	3,439
Interest expense	(35,356)	(36,010)
Other, net	(592)	(30)
Total other expense	(35,197)	(32,601)
Income before income tax	8,228	10,769
Income tax benefit (provision)	1,196	(61)
Net income	9,424	10,708
Income attributable to non-controlling interests	(30)	(86)
Net income attributable to Mohegan Tribal Gaming Authority	9,394	10,622
Comprehensive income:
Foreign currency translation adjustment	11,417	1,899
Other comprehensive income	11,417	1,899
Other comprehensive income attributable to non-controlling interests	(531)	(95)
Other comprehensive income attributable to Mohegan Tribal Gaming Authority	10,886	1,804
Comprehensive income attributable to Mohegan Tribal Gaming Authority	$20,280	$12,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands) (unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital Attributable to Mohegan Tribal Gaming Authority	Non-controlling Interests	Total Capital
Balance, September 30, 2019	$137,124	$(6,633)	$130,491	$6,942	$137,433
Net income	9,394	—	9,394	30	9,424
Foreign currency translation adjustment	—	10,886	10,886	531	11,417
Distributions to Mohegan Tribe	(12,000)	—	(12,000)	—	(12,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(313)	—	(313)	—	(313)
Balance, December 31, 2019	$134,205	$4,253	$138,458	$7,503	$145,961

Balance, September 30, 2018	$250,707	$11,062	$261,769	$9,025	$270,794
Cumulative-effect adjustment for the adoption of ASC 606 "Revenue from Contracts with Customers"	(41,575)	—	(41,575)	—	(41,575)
Net income	10,622	—	10,622	86	10,708
Foreign currency translation adjustment	—	1,804	1,804	95	1,899
Distributions to Mohegan Tribe	(12,000)	—	(12,000)	—	(12,000)
Redemption of membership interest related to the New England Black Wolves franchise	(4,499)	—	(4,499)	4,574	75
Balance, December 31, 2018	$203,255	$12,866	$216,121	$13,780	$229,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2019	December 31, 2018
Cash flows provided by (used in) operating activities:
Net income	$9,424	$10,708
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	28,544	27,090
Non-cash operating lease expense	3,273	—
Accretion of discounts	317	194
Amortization of discounts and debt issuance costs	4,550	4,845
Provision for losses on receivables	321	369
Deferred income tax provision	(1,316)	—
Other, net	244	(247)
Changes in operating assets and liabilities, net of effect of the MGE Niagara Resorts acquisition:
Accounts receivable	(2,657)	(5,594)
Accrued interest on notes receivable related to the Cowlitz Project	—	72,166
Inventories	510	476
Due from Ontario Lottery and Gaming Corporation	(761)	—
Casino Operating and Services Agreement customer contract asset	(40,976)	—
Other assets	(9,033)	(2,189)
Trade payables	4,058	(655)
Accrued interest	(9,743)	(10,025)
Due to Ontario Lottery and Gaming Corporation	8,591	—
Operating lease liabilities	(2,057)	—
Other liabilities	(4,247)	(16,087)
Net cash flows provided by (used in) operating activities	(10,958)	81,051
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(22,218)	(14,064)
Acquisition of the MGE Niagara Resorts, net of cash acquired	(1,666)	—
Proceeds from notes receivable related to the Cowlitz Project	—	32,026
Other, net	(1,390)	(1,364)
Net cash flows provided by (used in) investing activities	(25,274)	16,598
Cash flows provided by (used in) financing activities:
Senior secured credit facility borrowings - revolving and line of credit	326,222	360,712
Senior secured credit facility repayments - revolving and line of credit	(291,147)	(350,712)
Senior secured credit facility repayments - term loans A and B	(13,295)	(18,858)
MGE Niagara Resorts credit facility borrowings - revolving and line of credit	41,864	—
MGE Niagara Resorts credit facility repayments - line of credit	(11,596)	—
MGE Niagara Resorts credit facility repayments - term loan	(960)	—
Other borrowings	—	11,335
Other repayments	(6,458)	(1,450)
Payments on finance lease obligations	(404)	—
Distributions to Mohegan Tribe	(12,000)	(12,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(313)	—
Other, net	(1,527)	(6,776)
Net cash flows provided by (used in) financing activities	30,386	(17,749)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(5,846)	79,900
Effect of exchange rate on cash, cash equivalents, restricted cash and restricted cash equivalents	7,001	641
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	280,729	234,626
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$281,884	$315,167
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the condensed consolidated balance sheets:
Cash and cash equivalents	$139,164	$101,584
Restricted cash and cash equivalents, current	6,706	414
Restricted cash and cash equivalents, non-current	136,014	213,169
Cash, cash equivalents, restricted cash and restricted cash equivalents	$281,884	$315,167
Supplemental disclosures:
Cash paid for interest	$40,388	$41,190
Non-cash transactions:
Right-of-use operating lease assets	$359,909	$—
Right-of-use operating lease obligations	$360,054	$—
Construction payables	$24,040	$9,732
Senior secured credit facility reductions	$13,295	$28,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:
Organization
The Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe”) established the Mohegan Tribal Gaming Authority in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Mohegan Tribe on tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Mohegan Tribe is a sovereign Indian nation with independent legal jurisdiction over its people and land. Like other sovereign governments, the Mohegan Tribe and its entities, including the Mohegan Tribal Gaming Authority, are generally not subject to federal, state or local income taxes. However, MGE Niagara Entertainment Inc. (“MGE Niagara”), a wholly-owned subsidiary, is subject to tax in Ontario, Canada, and certain non-tribal entities are subject to state or local income taxes in the United States. The Mohegan Tribal Gaming Authority d/b/a Mohegan Gaming & Entertainment (the “Company”) is primarily engaged in the ownership, operation and development of integrated entertainment facilities both domestically and internationally, including Mohegan Sun, a gaming and entertainment complex located on an approximately 196-acre site in Uncasville, Connecticut, and Mohegan Sun Pocono, a gaming and entertainment facility located on an approximately 400-acre site in Plains Township, Pennsylvania.
In September 2018, MGE Niagara was selected by the Ontario Lottery and Gaming Corporation (the “OLG”) to be the service provider for the Niagara Fallsview Casino Resort, Casino Niagara and the future 5,000-seat Niagara Falls Entertainment Centre, all in Niagara Falls, Canada (collectively, the “MGE Niagara Resorts”). On June 11, 2019 (the “Closing Date”), MGE Niagara completed the acquisition of the MGE Niagara Resorts (the “Acquisition”) and assumed the day-to-day operations of the properties under the terms of a 21-year Casino Operating and Services Agreement (the “COSA”) with the OLG.
The Company also (i) owns 100% of Salishan-Mohegan, LLC (“Salishan-Mohegan”), which developed and currently manages ilani Casino Resort in Clark County, Washington, a gaming and entertainment facility owned by the federally-recognized Cowlitz Indian Tribe and the Cowlitz Tribal Gaming Authority, (ii) holds the development rights to any future development at ilani Casino Resort through Salishan-Mohegan Development Company, LLC, a majority-owned subsidiary of Salishan-Mohegan, (iii) manages Resorts Casino Hotel in Atlantic City, New Jersey, and owns 10% of the casino’s holding company and its subsidiaries, including those conducting or licensing online gaming and retail sports wagering in New Jersey, (iv) manages Paragon Casino Resort in Marksville, Louisiana and (v) owns 100% of Inspire Integrated Resort Co., Ltd. and MGA Korea, LLC, which were formed to develop and construct an integrated resort and casino project to be located adjacent to the Incheon International Airport in South Korea.
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
Revenue Disaggregation
The Company is primarily engaged in the ownership, operation and development of integrated entertainment facilities both domestically and internationally. The Company’s current wholly-owned operations are focused within Connecticut and Pennsylvania. The Company also currently manages other gaming facilities elsewhere within the United States and Canada. The Company generates revenues by providing the following types of goods and services: gaming, food and beverage, hotel, retail, entertainment and other and management and development.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Revenue disaggregation by geographic location and revenue type for the three months ended December 31, 2019 was as follows (in thousands):

	Connecticut	Pennsylvania	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(MGE Niagara Resorts)	Other
Gaming	$160,259	$51,978	$52,032	$—
Food and beverage	28,533	6,082	15,953	(36)
Hotel	22,048	1,980	3,563	(2)
Retail, entertainment and other	32,495	1,914	13,426	146
Management and development	—	—	—	9,012
Net revenues	$243,335	$61,954	$84,974	$9,120
Revenue disaggregation by geographic location and revenue type for the three months ended December 31, 2018 was as follows (in thousands):

	Connecticut	Pennsylvania	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(MGE Niagara Resorts)	Other
Gaming	$170,482	$51,453	$—	$—
Food and beverage	29,135	5,713	—	(42)
Hotel	21,220	1,758	—	(1)
Retail, entertainment and other	31,842	1,867	—	421
Management and development	—	—	—	5,712
Net revenues	$252,679	$60,791	$—	$6,090
Contract and Contract-related Assets
As of December 31, 2019 and September 30, 2019, contract assets related to the COSA totaled $95.7 million and $53.2 million, respectively.
Contract and Contract-related Liabilities
A difference may exist between the timing of cash receipts from patrons and the recognition of revenues, resulting in a contract or contract-related liability. In general, the Company has three types of such liabilities: (1) outstanding gaming chips and slot tickets liability, which represents amounts owed in exchange for outstanding gaming chips and slot tickets held by patrons; (2) loyalty points deferred revenue liability and (3) patron advances and other liability, which primarily represents funds deposited in advance by patrons for gaming and advance payments by patrons for goods and services such as advance ticket sales, deposits on rooms and convention space and gift card purchases. These liabilities are generally expected to be recognized as revenues within one year and are recorded within other current liabilities.
The following table summarizes these liabilities (in thousands):

	December 31, 2019	September 30, 2019
Outstanding gaming chips and slot tickets liability	$11,350	$7,968
Loyalty points deferred revenue liability	39,374	40,968
Patron advances and other liability	20,698	22,312
Total	$71,422	$71,248
As of December 31, 2019 and September 30, 2019, customer contract liabilities related to Mohegan Sun Pocono's revenue sharing agreement with Unibet Interactive Inc. totaled $17.7 million and $18.0 million, respectively, and are primarily recorded within other long-term liabilities.

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
The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, receivables and trade payables approximates fair value. The estimated fair values of the Company's long-term debt were as follows (in thousands):

	December 31, 2019
	Carrying Value	Fair Value
Senior secured credit facility - revolving (1)	$137,000	$134,089
Senior secured credit facility - term loan A (1)	253,272	252,122
Senior secured credit facility - term loan B (1)	804,174	789,393
2016 7 7/8% senior unsecured notes (1)	490,821	512,500
Line of credit (1)	75	74
MGE Niagara Resorts credit facility - revolving (1)	30,728	30,728
MGE Niagara Resorts credit facility - term loan (1)	73,936	74,900
MGE Niagara Resorts convertible debenture (2)	30,728	30,728
Mohegan Expo credit facility (3)	28,831	29,657
Guaranteed credit facility (3)	31,264	32,375
Redemption note payable (3)	78,035	78,035
Other (3)	1,154	1,154
Long-term debt	$1,960,018	$1,965,755
 ________

(1)	Estimated fair values were based on Level 2 inputs (quoted market prices or prices of similar instruments) as of December 31, 2019.

(2)	Estimated fair value was based on Level 3 inputs (changes in market conditions) from date of issuance (June 11, 2019) to December 31, 2019.

(3)	Estimated fair values were based on Level 3 inputs (present value of future payments discounted to carrying value) as of December 31, 2019.

NOTE 2—NEW ACCOUNTING STANDARDS:
The following accounting standard was adopted during the three months ended December 31, 2019:
ASU 2016-02
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires, among other things, lessees to recognize a right-of-use (“ROU”) asset and a lease liability for leases with terms in excess of 12 months and the disclosure of information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” and ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”, which clarify various aspects of ASU 2016-02.
Effective October 1, 2019, the Company adopted ASU 2016-02 under a modified retrospective transition approach. Accordingly, comparative information as of September 30, 2019 and for the three months ended December 31, 2018 has not been restated and continues to be reported under accounting standards in effect for those periods. The Company elected the package of practical expedients included in ASU 2016-02, which allowed it to: (i) not reassess whether any expired or existing contracts contain leases, (ii) not reassess the lease classification for any expired or existing leases and (iii) not reassess the initial direct costs for existing leases. The Company also made an accounting policy election to not recognize leases with an initial term of 12 months or less on its balance sheet. In addition, the Company elected to not separate lease and non-lease components for all significant classes of underlying assets for which the Company is the lessee. For instances in which the Company is the lessor, and the class of underlying asset represents retail space, the Company accounts for both the lease and non-lease components as a single lease

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

component. In all other instances, non-lease components are accounted for separately in accordance with applicable guidance, most commonly ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”.
As of October 1, 2019, the adoption of ASU 2016-02 resulted in the recognition of ROU operating lease assets of $359.2 million and related ROU operating lease liabilities of $366.8 million, as well as the derecognition of a previously recognized build-to-suit asset and related liability of $90.3 million. The difference between the ROU operating lease assets and liabilities reflects the reclassification of historical prepaid and deferred rent balances. The adoption of ASU 2016-02 did not impact the Company's retained earnings or the Company’s compliance with its financial covenants under its current debt agreements.
The following accounting standards will be adopted in a future reporting period:
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
ASU 2019-12
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies various aspects related to the accounting for income taxes. This new standard removes certain exceptions to the general principles in ASU 2019-12 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact ASU 2019-12 will have on its financial statements, but does not expect its adoption to have a material impact.

NOTE 3—LEASES:
The Company determines if a contract is, or contains, a lease at its inception or at the time of any modification. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of the identified asset requires that the lessee has both: (i) the right to obtain substantially all of the economic benefits from the use of the asset and (ii) the right to direct the use of the asset.
ROU operating and finance lease assets and liabilities are recognized on the respective lease commencement date based on the present value of future lease payments over the expected lease term. An expected lease term includes any option to extend or terminate the lease if it is reasonably certain that the Company will exercise such option. The Company utilizes the incremental borrowing rate (“IBR”) applicable to the lease as determined at the lease commencement date to calculate the present value of future lease payments. The applicable IBR is determined based on the treasury group to which the leasing entity belongs and that group’s estimated interest rate for collateralized borrowings over a similar term as the future lease payments. Upon adoption of ASU 2016-02, the Company utilized IBRs as of October 1, 2019 to determine the present value of the remaining lease payments for operating leases that commenced prior to that date. Operating lease expense for fixed lease payments is recognized on a straight-line basis over the expected lease term. ROU finance lease assets are recorded within property and equipment, net and are amortized on a straight-line basis over the related lease term. As of December 31, 2019, ROU finance lease assets totaled $31.4 million.
Lessee
The Company leases real estate and equipment under various operating and finance lease agreements. Lease terms range from approximately one month to 50 years and do not contain any material residual value guarantees or restrictive covenants. Rental payments under these lease agreements are fixed and/or variable based on periodic adjustments for inflation, performance, usage or appraised land values. Variable components of lease payments are not included in the calculation of ROU assets and liabilities.
The Company’s lease arrangements contain both lease and non-lease components. For instances in which the Company is a lessee, the Company accounts for both lease and non-lease components as a single lease component for substantially all classes of underlying assets (primarily real estate and equipment). Leases with an expected or initial term of 12 months or less are not

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

recorded on the Company’s balance sheet and the related lease expenses are recognized on a straight-line basis over the expected lease term.
Information related to weighted average lease terms and discount rates is as follows:

December 31, 2019
Weighted average remaining lease terms (years):
Operating leases	23
Finance leases	18
Weighted average discount rates:
Operating leases (1)	7.98%
Finance leases	5.01%
_________

(1)	The weighted average discount rates for existing operating leases were established upon the adoption of ASU 2016-02 on October 1, 2019.

The components of lease expense are as follows (in thousands):

For the
Three Months Ended
December 31, 2019
Operating lease expense	$9,601
Short-term lease expense	9,956
Variable lease expense	3,609
Finance lease expense:
Amortization of ROU assets	607
Interest on lease liabilities	397
Less: sublease income (1)	(9,604)
Total	$14,566
_________

(1)	Represents income earned by the Company from the rental of hotel, convention or retail space at the MGE Niagara Resorts and the Earth Hotel Tower at Mohegan Sun, both of which are leased properties.
Supplemental cash flow information related to lease liabilities is as follows (in thousands):

For the
Three Months Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating lease obligations	$8,385
Payments for interest on finance lease obligations	397
Payments on finance lease obligations	404
Total	$9,186

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Maturities of ROU operating lease obligations are as follows (in thousands):

	Operating Leases	Finance Leases
Fiscal years:
2020 (1)	$24,415	$2,502
2021	30,922	3,131
2022	31,282	3,130
2023	31,047	2,934
2024	31,115	2,568
Thereafter	734,067	33,442
Total future lease payments	882,848	47,707
Less: amounts representing interest	(513,106)	(16,197)
Plus: residual values	—	327
Present value of future lease payments	369,742	31,837
Less: current portion of lease obligations	(9,894)	(1,794)
Lease obligations, net of current portion	$359,848	$30,043
_________

(1)	Represents payment obligations from January 1, 2020 to September 30, 2020.
In connection with the acquisition of the MGE Niagara Resorts, the Company committed to enter into a lease agreement with a third-party to lease the Niagara Falls Entertainment Centre following the completion of its construction. Prior to the adoption of ASU 2016-02, the Company was deemed, for accounting purposes only, to be the owner of this construction project, despite not being the legal owner. Accordingly, the Company capitalized $90.3 million as of September 30, 2019 for amounts paid as a build-to-suit asset within property and equipment, net and recorded a corresponding build-to-suit liability. In connection with the adoption of ASU 2016-02, the Company derecognized the build-to-suit asset and liability in their entirety.
Lessor
The Company leases space at its facilities to third parties. Lease terms for these non-cancelable operating leases range from approximately one month to 17 years. Rental income under these lease agreements are fixed and/or variable based on percentage of tenant sales or periodic adjustments for inflation. Rental income is recorded within hotel and retail, entertainment and other revenues. For instances in which the Company is the lessor, and the class of underlying asset represents retail space, the Company accounts for both the lease and non-lease components, such as common area maintenance and tenant services, as a single lease component. In all other instances, non-lease components are accounted for separately in accordance with applicable guidance, most commonly ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”.
Lease income consists of the following (in thousands):

	For the Three Months Ended December 31, 2019
	Hotel	Retail, Entertainment and Other
Fixed rent	$15,743	$3,075
Variable rent	—	1,388
Total	$15,743	$4,463

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Future fixed rental income that the Company expects to earn under non-cancelable operating leases, exclusive of amounts under contingent escalated rent clauses, are as follows (in thousands):

Fiscal years:
2020 (1)	$7,120
2021	8,211
2022	5,375
2023	4,748
2024	4,180
Thereafter	9,440
Total	$39,074
_________

(1)	Represents future fixed rental income from January 1, 2020 to September 30, 2020.
The portions of Mohegan Sun, including the Sky Hotel Tower and the Earth Expo & Convention Center, and Mohegan Sun Pocono that are leased to third parties under operating leases are recorded within property and equipment, net as follows (in thousands):

December 31, 2019
Property and equipment, at cost	$492,612
Less: accumulated depreciation	(197,212)
Property and equipment, net	$295,400

As of September 30, 2019, information pertaining to the Company’s leases, as accounted for under prior accounting standards, was as follows:
Capital Leases
Minimum future capital lease payments were as follows (in thousands):

Fiscal years:
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Operating Leases
Minimum future rental income that the Company expected to earn under non-cancelable leases was as follows (in thousands):

Fiscal years:
2020	$4,808
2021	4,038
2022	2,485
2023	2,092
2024	2,011
Thereafter	5,734
Total	$21,168
Minimum future rental payments that the Company expected to incur under non-cancelable leases and subleases was as follows (in thousands):

Fiscal years:	Minimum Future Rental Payments	Minimum Future Sublease Income	Total
2020	$32,504	$(1,709)	$30,795
2021	30,376	(1,428)	28,948
2022	30,651	(1,114)	29,537
2023	30,473	(987)	29,486
2024	30,602	(1,025)	29,577
Thereafter	715,910	(843)	715,067
Total	$870,516	$(7,106)	$863,410

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
On the Closing Date, MGE Niagara completed the Acquisition, assumed the day-to-day operations of the properties under the terms of the COSA and engaged in a series of transactions related thereto, including: (i) a lease agreement with the OLG to lease the Fallsview Casino Resort and related administrative office space, (ii) a lease agreement with a third-party investor to lease Casino Niagara and related license agreements to operate an adjacent parking lot and the right for patrons to use an adjacent parking garage and (iii) committed to enter into a lease agreement with a third-party to lease the Niagara Falls Entertainment Centre following the completion of its construction, both of which are expected to occur in 2020.
As of the Closing Date, the purchase price of the Acquisition was approximately 96 million Canadian dollars (approximately $72 million), net of cash acquired of approximately 57 million Canadian dollars (approximately $43 million). During the three months ended December 31, 2019, the Company recorded adjustments to the purchase price of the Acquisition totaling 2.2 million Canadian dollars ($1.7 million), net of cash acquired of approximately 518,000 Canadian dollars (approximately $390,000). While no additional material adjustments are expected, the purchase price allocation is not final.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The below unaudited pro forma financial information was prepared as if the Acquisition, the financing to fund the Acquisition and the lease transactions had occurred on October 1, 2018. Unaudited pro forma financial information does not necessarily represent results that may occur in the future. The following unaudited pro forma financial information includes historical financial results of the MGE Niagara Resorts prior to the Acquisition, adjusted to include the Company's share of revenues earned under the COSA which are recorded on a net basis, along with other adjustments directly attributable to the Acquisition, including interest expense and depreciation (in thousands, unaudited):

For the
Three Months Ended
December 31, 2018
Net revenues	$405,802
Net income attributable to Mohegan Tribal Gaming Authority	$8,554

NOTE 5—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands):

	December 31, 2019	September 30, 2019
Senior Secured Credit Facility - Revolving	$137,000	$102,000
Senior Secured Credit Facility - Term Loan A, net of discount and debt issuance costs of $3,668 and $4,236, respectively	253,272	263,829
Senior Secured Credit Facility - Term Loan B, net of discount and debt issuance costs of $15,975 and $16,925, respectively	804,174	805,394
2016 7 7/8% Senior Unsecured Notes, net of discount and debt issuance costs of $9,179 and $9,565, respectively	490,821	490,435
Line of Credit	75	—
MGE Niagara Resorts Credit Facility - Revolving	30,728	—
MGE Niagara Resorts Credit Facility - Term Loan, net of debt issuance costs of $963 and $1,002, respectively	73,936	73,564
MGE Niagara Resorts Convertible Debenture	30,728	30,204
Mohegan Expo Credit Facility, net of debt issuance costs of $827 and $925, respectively	28,831	29,357
Guaranteed Credit Facility, net of debt issuance costs of $1,111 and $1,191, respectively	31,264	31,840
Redemption Note Payable, net of discount of $22,072 and $23,905, respectively	78,035	81,329
Other	1,154	1,205
Long-term debt	1,960,018	1,909,157
Less: current portion of long-term debt	(74,266)	(76,909)
Long-term debt, net of current portion	$1,885,752	$1,832,248
Senior Secured Credit Facilities - Non-cash Transactions
On December 31, 2019 and 2018, the bank that administers the Company's debt service payments for its Senior Secured Credit Facilities made required principal payments on behalf of the Company totaling $13.3 million and $28.9 million, respectively, but did not accordingly debit the Company's bank account for these payments. As of December 31, 2019 and 2018, the Company reflected these non-cash transactions as reductions to current portion of long-term debt and corresponding increases to other current liabilities. On the respective following banking days, the bank withdrew the payments from the Company's bank account, resulting in reductions to the Company's cash and cash equivalents and other current liabilities.
Debt Covenant Compliance
As of December 31, 2019, the Company and MGE Niagara were in compliance with all financial covenants.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 6—SEGMENT REPORTING:
The Company, either directly or through subsidiaries, operates Mohegan Sun, along with its other Connecticut operations (the “Connecticut Facilities”), Mohegan Sun Pocono, along with its other Pennsylvania operations (the “Pennsylvania Facilities”) and the MGE Niagara Resorts. The Company assumed the day-to-day operations of the MGE Niagara Resorts on June 11, 2019. Certain other properties that are managed or under development by the Company, which were previously included within the Company's corporate functions, are now identified as the management, development and other reportable segment.
The Company's chief operating decision maker currently reviews and assesses the performance and operating results and determines the proper allocation of resources to the Connecticut Facilities, the Pennsylvania Facilities, the MGE Niagara Resorts and the properties managed or under development on a separate basis. Accordingly, the Company now has four separate reportable segments: (i) Mohegan Sun, which includes the operations of the Connecticut Facilities, (ii) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities, (iii) the MGE Niagara Resorts and (iv) management, development and other. The Company's corporate functions, along with any inter-segment activities are disclosed separately in the following segment disclosures to reconcile to consolidated results. The following management, development and other and corporate segment disclosures for the three months ended December 31, 2018 have been restated to conform to fiscal 2020 presentation.

	For the Three Months Ended
(in thousands)	December 31, 2019	December 31, 2018
Net revenues:
Mohegan Sun	$243,335	$252,679
Mohegan Sun Pocono	61,954	60,791
MGE Niagara Resorts	84,974	—
Management, development and other	9,012	5,712
Corporate	108	378
Inter-segment	(331)	(60)
Total	$399,052	$319,500

Income (loss) from operations:
Mohegan Sun	$45,065	$44,063
Mohegan Sun Pocono	7,794	7,192
MGE Niagara Resorts	(1,333)	—
Management, development and other	(918)	(413)
Corporate	(7,164)	(7,472)
Inter-segment	(19)	—
Total	$43,425	$43,370

	For the Three Months Ended
(in thousands)	December 31, 2019	December 31, 2018
Capital expenditures incurred:
Mohegan Sun	$4,631	$5,123
Mohegan Sun Pocono	999	377
MGE Niagara Resorts	7,851	—
Management, development and other	22,868	7,542
Corporate	8	7
Total	$36,357	$13,049

(in thousands)	December 31, 2019	September 30, 2019
Total assets:
Mohegan Sun	$1,355,934	$1,282,384
Mohegan Sun Pocono	545,220	548,424
MGE Niagara Resorts	575,771	342,821
Management, development and other	358,366	313,458
Corporate	915,650	912,712
Inter-segment	(895,417)	(888,203)
Total	$2,855,524	$2,511,596

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

NOTE 8—SUBSEQUENT EVENT:
On January 21, 2020, the Company, through a wholly-owned subsidiary, purchased a 45% interest in Mohegan Hotel Holdings, LLC, the indirect owner of the Earth Hotel Tower, in exchange for $15.8 million, which the Company believes represented the fair market value of the investment.

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
Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.
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
We are primarily engaged in the ownership, operation and development of integrated entertainment facilities, both domestically and internationally, including: (i) Mohegan Sun in Uncasville, Connecticut, (ii) Mohegan Sun Pocono in Plains Township, Pennsylvania, (iii) Niagara Fallsview Casino Resort, Casino Niagara and the future 5,000-seat Niagara Falls Entertainment Centre, all in Niagara Falls, Canada (collectively, the “MGE Niagara Resorts”), (iv) Resorts Casino Hotel in Atlantic City, New Jersey, (v) ilani Casino Resort in Clark County, Washington, (vi) Paragon Casino Resort in Marksville, Louisiana and (vii) Project Inspire, a first-of-its-kind, multi-billion dollar integrated resort and casino under construction at Incheon International Airport in South Korea.

Results of Operations
We, either directly or through subsidiaries, operate Mohegan Sun, along with our other Connecticut operations (the “Connecticut Facilities”), Mohegan Sun Pocono, along with our other Pennsylvania operations (the “Pennsylvania Facilities”) and the MGE Niagara Resorts. We assumed the day-to-day operations of the MGE Niagara Resorts on June 11, 2019. In addition, certain other properties that are managed or under development, which were previously included within our corporate functions, are now identified as the management, development and other reportable segment.
Our chief operating decision maker currently reviews and assesses the performance and operating results and determines the proper allocation of resources to the Connecticut Facilities, the Pennsylvania Facilities, the MGE Niagara Resorts and the properties managed or under development on a separate basis. Accordingly, we now have four separate reportable segments: (i) Mohegan Sun, which includes the operations of the Connecticut Facilities, (ii) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities, (iii) the MGE Niagara Resorts and (iv) management, development and other. Our corporate functions, along with any inter-segment activities are disclosed separately in the following segment disclosures to reconcile to consolidated results. The following management, development and other and corporate segment disclosures for the three months ended December 31, 2018 have been restated to conform to fiscal 2020 presentation.

	For the Three Months Ended December 31,
(in thousands)	2019	2018	Variance	Percentage Variance
Net revenues:
Mohegan Sun	$243,335	$252,679	$(9,344)	(3.7)%
Mohegan Sun Pocono	61,954	60,791	1,163	1.9%
MGE Niagara Resorts (1)	84,974	—	84,974	100.0%
Management, development and other	9,012	5,712	3,300	57.8%
Corporate	108	378	(270)	(71.4)%
Inter-segment	(331)	(60)	(271)	(451.7)
Total	$399,052	$319,500	$79,552	24.9%
Income (loss) from operations:
Mohegan Sun	$45,065	$44,063	$1,002	2.3%
Mohegan Sun Pocono	7,794	7,192	602	8.4%
MGE Niagara Resorts (1)	(1,333)	—	(1,333)	(100.0)%
Management, development and other	(918)	(413)	(505)	(122.3)%
Corporate	(7,164)	(7,472)	308	4.1%
Inter-segment	(19)	—	(19)	(100.0)%
Total	$43,425	$43,370	$55	0.1%
Net income attributable to Mohegan Tribal Gaming Authority	$9,394	$10,622	$(1,228)	(11.6)%
_________

(1)	We assumed the day-to-day operations of the MGE Niagara Resorts on June 11, 2019.
The most significant factors and trends that impacted our operating and financial performance were as follows:

•	increasingly competitive gaming markets;

•	lower gaming volumes and table game hold percentage at Mohegan Sun;

•	improved overall business volumes and additional revenues generated by our new sports wagering and interactive gaming operations at Mohegan Sun Pocono;

•	higher management fees earned;

•	the acquisition of the MGE Niagara Resorts, which contributed $85.0 million to net revenues and increased operating costs and expenses by $86.3 million; and

•	lower than anticipated table game hold percentage at the MGE Niagara Resorts.
Mohegan Sun
Revenues
Net revenues declined by $9.4 million, or 3.7%, to $243.3 million for the three months ended December 31, 2019 compared to $252.7 million in the same period in the prior year. These results were driven by lower gaming revenues, partially offset by higher non-gaming revenues. The decline in gaming revenues reflected lower slot and table game revenues primarily driven by lower overall gaming volumes. In addition, table game revenues were modestly impacted by lower year-over-year hold percentage. The increase in non-gaming revenues was primarily driven by higher hotel and entertainment revenues, both of which benefited from a strong entertainment calendar.
Operating Costs and Expenses
Operating costs and expenses decreased by $10.3 million, or 4.9%, to $198.3 million for the three months ended December 31, 2019 compared to $208.6 million in the same period in the prior year. The decrease in operating costs and expenses was primarily driven by lower payroll, governmental services and utility costs, along with reduced slot machine tax expenses commensurate with the decline in slot revenues. The decrease in operating costs and expenses also reflected lower depreciation expense due to the impact of an out-of-period correction which increased depreciation expense by $6.3 million in the same period in the prior year.
Mohegan Sun Pocono
Revenues
Net revenues increased by $1.2 million, or 2.0%, to $62.0 million for the three months ended December 31, 2019 compared to $60.8 million in the same period in the prior year. The growth in net revenues reflected increases in both gaming and non-gaming revenues driven, in part, by strong overall business volumes. The increase in gaming revenues reflected higher table game revenues and additional revenues generated by our new sports wagering and interactive gaming operations, while the increase in non-gaming revenues reflected higher food and beverage and hotel revenues. These results were partially offset by lower slot revenues.
Operating Costs and Expenses
Operating costs and expenses were $54.2 million for the three months ended December 31, 2019 compared to $53.6 million in the same period in the prior year, relatively flat.
MGE Niagara Resorts
Revenues
Net revenues totaled $85.0 million for the three months ended December 31, 2019. We assumed the day-to-day operations of the MGE Niagara Resorts on June 11, 2019. Net revenues for the three months ended December 31, 2019 reflect lower than anticipated table game hold percentage and unfavorable weather conditions.
Operating Costs and Expenses
Operating costs and expenses totaled $86.3 million for the three months ended December 31, 2019. We assumed the day-to-day operations of the MGE Niagara Resorts on June 11, 2019.
Management, Development and Other
Revenues
Net revenues increased by $3.3 million, or 57.9%, to $9.0 million for the three months ended December 31, 2019 compared to $5.7 million in the same period in the prior year. These results primarily reflected higher management fees from ilani Casino Resort driven principally by continued improvement in performance at the property.
Operating Costs and Expenses
Operating costs and expenses increased by $3.8 million, or 62.3%, to $9.9 million for the three months ended December 31, 2019 compared to $6.1 million in the same period in the prior year. The increase in operating costs and expenses was driven by higher pre-opening costs and expenses associated with Project Inspire and higher development costs and expenses associated with our other domestic and international diversification initiatives.
Corporate
Revenues
Net revenues declined by $270,000, or 71.4%, to $108,000 for the three months ended December 31, 2019 compared to $378,000 in the same period in the prior year. These results were primarily driven by lower revenues generated by our “Play 4 Fun” on-line gaming platform.

Operating Costs and Expenses
Operating costs and expenses declined by $600,000, or 7.6%, to $7.3 million for the three months ended December 31, 2019 compared to $7.9 million in the same period in the prior year. The decrease in operating costs and expenses was primarily due to a reduction in payroll costs, partially offset by higher costs related to certain governmental services.
Other Expenses
Other expenses increased by $2.6 million, or 8.0%, to $35.2 million for the three months ended December 31, 2019 compared to $32.6 million in the same period in the prior year, primarily due to the impact of lower interest income. Interest expense was $35.4 million for the three months ended December 31, 2019 compared to $36.0 million in the same period in the prior year. Weighted average outstanding debt was $2.03 billion for the three months ended December 31, 2019 compared to $1.96 billion in the same period in the prior year. Weighted average cost of borrowing was 7.0% for the three months ended December 31, 2019 compared to 7.4% in the same period in the prior year.
Seasonality
The gaming markets in the Northeastern United States and Niagara Falls, Canada, are seasonal in nature, with peak gaming activities often occurring during the months of May through August. Accordingly, our operating results for the three months ended December 31, 2019 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
As of December 31, 2019 and September 30, 2019, we held cash and cash equivalents of $139.2 million and $130.1 million, respectively. Inclusive of letters of credit, which reduce borrowing availability, we had $110.7 million of borrowing capacity under our senior secured revolving facility and line of credit as of December 31, 2019. In addition, inclusive of letters of credit, which reduce borrowing availability, MGE Niagara Entertainment Inc. had $96.0 million of borrowing capacity under the MGE Niagara Resorts revolving facility and line of credit as of December 31, 2019. Borrowing capacities under these facilities may be further impacted by restrictive financial covenant requirements. As a result of the cash based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization.
Cash used in operating activities totaled $11.0 million for the three months ended December 31, 2019 compared to cash provided by operating activities of $81.1 million in the same period in the prior year. These results primarily reflected the impact of a $72.2 million payment received in the same period in the prior year from the Cowlitz Tribal Gaming Authority related to accrued interest on funds previously advanced for the Cowlitz Project, combined with additional working capital requirements associated with the MGE Niagara Resorts.
Cash used in investing activities totaled $25.3 million for the three months ended December 31, 2019 compared to cash provided by investing activities of $16.6 million in the same period in the prior year. The increase in cash used in investing activities for the three months ended December 31, 2019 primarily reflected the impact of a $32.0 million payment received in the same period in the prior year from the Cowlitz Tribal Gaming Authority related to funds previously advanced for the Cowlitz Project. The increase in cash used in investing activities for the three months ended December 31, 2019 also reflected higher capital expenditures. Capital expenditures totaled $34.3 million for the three months ended December 31, 2019, of which $22.9 million related to Project Inspire.
Cash provided by financing activities totaled $30.4 million for the three months ended December 31, 2019 compared to cash used in financing activities of $17.7 million in the same period in the prior year. The increase in cash provided by financing activities for the three months ended December 31, 2019 was primarily driven by a $43.6 million increase in borrowings for general corporate purposes, including working capital requirements associated with the MGE Niagara Resorts.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of December 31, 2019, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest on the basis of base rate, Eurodollar rate and Bankers’ Acceptance rate formulas, plus applicable rates, as defined under the credit facilities. Based on our variable rate outstanding debt as of December 31, 2019, a 100 basis point change in average interest rate would impact annual interest expense by approximately $13.8 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Notwithstanding this material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.
Changes in Internal Control Over Financial Reporting
There have been no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the material weakness discussed above. In making our assessment of changes in internal control over financial reporting, we have excluded the MGE Niagara Resorts, which was acquired on June 11, 2019.

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	February 12, 2020	By:	/S/ RALPH JAMES GESSNER JR.
Ralph James Gessner Jr. Chairman and Member, Management Board

Date:	February 12, 2020	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	February 12, 2020	By:	/S/ DREW M. KELLEY
Drew M. Kelley Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)