Form 10-Q
period 2020-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2020-08-28
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

* The registrant is a voluntary filer of reports required to be filed by certain companies under Sections 13 or 15(d) of the Securities Exchange Act of 1934. Upon filing this report, the registrant will have filed all reports that would have been required during the preceding 12 months had it been subject to such filing requirements.

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

EXPLANATORY NOTE

The registrant relied on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934, as amended, Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the “Order”) to delay the filing of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (“Form 10-Q”) due to circumstances related to COVID-19. The duration and severity of the COVID-19 pandemic has impacted the registrant's operations, and disruptions and changes to the registrant’s business caused by COVID-19 have required the performance of additional analyses relating to COVID-19’s potential impact on the registrant’s condensed consolidated financial statements, including impairment of intangible assets and other analyses. In addition, suspension of in-person operations by the registrant’s internal team and its professional advisors whose input is required to complete the Form 10-Q, as well as reduced staffing by the registrant, all as a result of the COVID-19 pandemic, have limited support from the registrant’s remaining staff and its professional advisors. All of these disruptions, in turn, delayed the registrant’s ability to complete the procedures and analyses necessary for filing the Form 10-Q without unreasonable effort and expense. In order to be compliant with the Order, the registrant would have been required to file this Form 10-Q on or before June 29, 2020. For substantially the same reasons described above, the registrant was unable to file this Form 10-Q without unreasonable effort and expense, on or before such date.

MOHEGAN TRIBAL GAMING AUTHORITY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands) (unaudited)

	March 31, 2020	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$184,868	$130,138
Restricted cash and cash equivalents	1,707	4,960
Accounts receivable, net of allowance for doubtful accounts of $13,569 and $11,715, respectively	37,132	52,764
Inventories	16,740	18,248
Due from Ontario Lottery and Gaming Corporation	8,227	10,946
Casino Operating and Services Agreement customer contract asset	7,803	3,004
Other current assets	36,995	47,276
Total current assets	293,472	267,336
Restricted cash and cash equivalents	110,110	145,631
Property and equipment, net	1,457,080	1,520,687
Right-of-use operating lease assets	334,880	—
Other intangible assets, net	326,414	455,265
Casino Operating and Services Agreement customer contract asset, net of current portion	113,223	50,192
Notes receivable	2,514	2,514
Other assets, net	79,549	69,971
Total assets	$2,717,242	$2,511,596
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$73,251	$76,909
Current portion of finance lease obligations	1,752	1,133
Current portion of right-of-use operating lease obligations	8,206	—
Trade payables	27,057	16,672
Accrued payroll	27,778	53,225
Construction payables	45,395	11,888
Accrued interest payable	19,729	19,804
Due to Ontario Lottery and Gaming Corporation	27,407	30,662
Other current liabilities	144,282	174,231
Total current liabilities	374,857	384,524
Long-term debt, net of current portion	1,969,910	1,832,248
Finance lease obligations, net of current portion	27,513	28,561
Right-of-use operating lease obligations, net of current portion	336,344	—
Build-to-suit liability	—	90,292
Other long-term liabilities	33,369	38,538
Total liabilities	2,741,993	2,374,163
Commitments and Contingencies
Capital:
Retained earnings (deficit)	(17,989)	137,124
Accumulated other comprehensive loss	(13,589)	(6,633)
Total capital attributable to Mohegan Tribal Gaming Authority	(31,578)	130,491
Non-controlling interests	6,827	6,942
Total capital	(24,751)	137,433
Total liabilities and capital	$2,717,242	$2,511,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(in thousands) (unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Revenues:
Gaming	$215,994	$211,819	$480,263	$433,754
Food and beverage	37,557	33,508	88,089	68,314
Hotel	20,115	22,005	47,704	44,982
Retail, entertainment and other	41,035	40,365	97,697	80,147
Net revenues	314,701	307,697	713,753	627,197
Operating costs and expenses:
Gaming, including related party transactions of $755, $702, $1,510 and $1,404, respectively	131,178	125,970	288,366	254,634
Food and beverage	32,392	26,084	74,085	52,531
Hotel, including related party transactions of $2,161, $2,161, $4,322 and $4,322, respectively	10,473	10,026	22,315	19,829
Retail, entertainment and other	16,166	19,507	41,152	40,269
Advertising, general and administrative, including related party transactions of $9,046, $11,484, $18,612 and $22,816, respectively	62,882	47,112	137,096	96,130
Corporate, including related party transactions of $2,128, $1,437, $4,381 and $2,834, respectively	10,169	12,464	24,259	24,889
Depreciation and amortization	27,826	42,782	56,370	69,872
Impairment of Mohegan Sun Pocono's intangible assets	126,596	—	126,596	—
Other, net	3,274	1,526	6,344	3,447
Total operating costs and expenses	420,956	285,471	776,583	561,601
Income (loss) from operations	(106,255)	22,226	(62,830)	65,596
Other income (expense):
Interest income	528	1,051	1,279	4,490
Interest expense, net of capitalized interest	(30,996)	(35,132)	(66,352)	(71,142)
Other, net	(2,432)	(298)	(3,024)	(328)
Total other expense	(32,900)	(34,379)	(68,097)	(66,980)
Loss before income tax	(139,155)	(12,153)	(130,927)	(1,384)
Income tax benefit (provision)	(876)	(131)	320	(192)
Net loss	(140,031)	(12,284)	(130,607)	(1,576)
Income attributable to non-controlling interests	(63)	(74)	(93)	(160)
Net loss attributable to Mohegan Tribal Gaming Authority	(140,094)	(12,358)	(130,700)	(1,736)
Comprehensive loss:
Foreign currency translation adjustment	(18,581)	(6,204)	(7,164)	(4,305)
Other	—	44	—	44
Other comprehensive loss	(18,581)	(6,160)	(7,164)	(4,261)
Other comprehensive loss attributable to non-controlling interests	739	310	208	215
Other comprehensive loss attributable to Mohegan Tribal Gaming Authority	(17,842)	(5,850)	(6,956)	(4,046)
Comprehensive loss attributable to Mohegan Tribal Gaming Authority	$(157,936)	$(18,208)	$(137,656)	$(5,782)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands) (unaudited)

	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Capital Attributable to Mohegan Tribal Gaming Authority	Non- controlling Interests	Total Capital
Balance, December 31, 2019	$134,205	$4,253	$138,458	$7,503	$145,961
Net income (loss)	(140,094)	—	(140,094)	63	(140,031)
Foreign currency translation adjustment	—	(17,842)	(17,842)	(739)	(18,581)
Distributions to Mohegan Tribe	(12,000)	—	(12,000)	—	(12,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(100)	—	(100)	—	(100)
Balance, March 31, 2020	$(17,989)	$(13,589)	$(31,578)	$6,827	$(24,751)
Balance, September 30, 2019	$137,124	$(6,633)	$130,491	$6,942	$137,433
Net income (loss)	(130,700)	—	(130,700)	93	(130,607)
Foreign currency translation adjustment	—	(6,956)	(6,956)	(208)	(7,164)
Distributions to Mohegan Tribe	(24,000)	—	(24,000)	—	(24,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(413)	—	(413)	—	(413)
Balance, March 31, 2020	$(17,989)	$(13,589)	$(31,578)	$6,827	$(24,751)
Balance, December 31, 2018	$203,255	$12,866	$216,121	$13,780	$229,901
Net income (loss)	(12,358)	—	(12,358)	74	(12,284)
Foreign currency translation adjustment	—	(5,894)	(5,894)	(310)	(6,204)
Distributions to Mohegan Tribe	(12,000)	—	(12,000)	—	(12,000)
Distributions to Mohegan Tribe related to the Cowlitz Project	(730)	—	(730)	—	(730)
Redemption of Mohegan Tribe membership interest in the Cowlitz Project	(4,114)	—	(4,114)	(5,886)	(10,000)
Other	—	44	44	—	44
Balance, March 31, 2019	$174,053	$7,016	$181,069	$7,658	$188,727
Balance, September 30, 2018	$250,707	$11,062	$261,769	$9,025	$270,794
Cumulative-effect adjustment for the adoption of ASC 606 "Revenue from Contracts with Customers"	(41,575)	—	(41,575)	—	(41,575)
Net income (loss)	(1,736)	—	(1,736)	160	(1,576)
Foreign currency translation adjustment	—	(4,090)	(4,090)	(215)	(4,305)
Distributions to Mohegan Tribe	(24,000)	—	(24,000)	—	(24,000)
Distributions to Mohegan Tribe related to the Cowlitz Project	(730)	—	(730)	—	(730)
Redemption of Mohegan Tribe membership interest in the Cowlitz Project	(4,114)	—	(4,114)	(5,886)	(10,000)
Redemption of membership interest related to the New England Black Wolves franchise	(4,499)	—	(4,499)	4,574	75
Other	—	44	44	—	44
Balance, March 31, 2019	$174,053	$7,016	$181,069	$7,658	$188,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	March 31, 2020	March 31, 2019
Cash flows provided by (used in) operating activities:
Net loss	$(130,607)	$(1,576)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	56,370	69,872
Non-cash operating lease expense	6,403	—
Accretion of discounts	584	523
Amortization of discounts and debt issuance costs	9,256	9,663
Provision for losses on receivables	1,977	490
Impairment of Mohegan Sun Pocono's intangible assets	126,596	—
Deferred income tax provision	(484)	—
Other, net	1,063	(357)
Changes in operating assets and liabilities, net of effect of the MGE Niagara Resorts acquisition:
Accounts receivable	13,057	304
Accrued interest on notes receivable related to the Cowlitz Project	—	72,001
Inventories	1,297	585
Due from Ontario Lottery and Gaming Corporation	1,910	—
Casino Operating and Services Agreement customer contract asset	(76,290)	—
Other assets	8,847	(4,921)
Trade payables	10,755	1,663
Accrued interest	(55)	170
Due to Ontario Lottery and Gaming Corporation	1,868	—
Operating lease liabilities	(3,861)	—
Other liabilities	(45,549)	(4,309)
Net cash flows provided by (used in) operating activities	(16,863)	144,108
Cash flows used in investing activities:
Purchases of property and equipment	(54,630)	(36,364)
Acquisition of the MGE Niagara Resorts, net of cash acquired	(1,666)	—
Proceeds from notes receivable related to the Cowlitz Project	—	32,026
Investment in Mohegan Hotel Holding, LLC	(10,750)	—
Other, net	(1,172)	(1,205)
Net cash flows used in investing activities	(68,218)	(5,543)
Cash flows provided by (used in) financing activities:
Senior secured credit facility borrowings - revolving and line of credit	665,725	641,230
Senior secured credit facility repayments - revolving and line of credit	(520,725)	(652,230)
Senior secured credit facility repayments - term loans A and B	(26,590)	(37,715)
MGE Niagara Resorts credit facility borrowings - revolving and line of credit	77,537	—
MGE Niagara Resorts credit facility repayments - revolving and line of credit	(51,110)	—
MGE Niagara Resorts credit facility repayments - term loan	(1,848)	—
Other borrowings	—	11,335
Other repayments	(11,617)	(2,784)
Payments on finance lease obligations	(828)	—
Distributions to Mohegan Tribe	(24,000)	(24,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(413)	(730)
Redemption of Mohegan Tribe membership interest in the Cowlitz Project	—	(10,000)
Other, net	(1,527)	(1,776)
Net cash flows provided by (used in) financing activities	104,604	(76,670)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	19,523	61,895
Effect of exchange rate on cash, cash equivalents, restricted cash and restricted cash equivalents	(3,567)	(3,706)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	280,729	234,626
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$296,685	$292,815
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the condensed consolidated balance sheets:
Cash and cash equivalents	$184,868	$91,396
Restricted cash and cash equivalents, current	1,707	1,314
Restricted cash and cash equivalents, non-current	110,110	200,105
Cash, cash equivalents, restricted cash and restricted cash equivalents	$296,685	$292,815
Supplemental disclosures:
Cash paid for interest	$61,583	$61,310
Non-cash transactions:
Right-of-use operating lease assets	$360,257	$—
Right-of-use operating lease obligations	$360,402	$—
Finance lease assets and obligations	2,206	—
Construction payables	$45,395	$12,808
Senior secured credit facility reductions	$10,514	$13,295
Payment by third-party for interactive gaming license	$—	$8,000
MGE Niagara Resorts - derecognition of build-to-suit asset and liability	90,675	—

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

In September 2018, MGE Niagara was selected by the Ontario Lottery and Gaming Corporation (the “OLG”) to be the service provider for the Niagara Fallsview Casino Resort, Casino Niagara and the 5,000-seat Niagara Falls Entertainment Centre, all in Niagara Falls, Canada (collectively, the “MGE Niagara Resorts”). On June 11, 2019 (the “Closing Date”), MGE Niagara completed the acquisition of the MGE Niagara Resorts (the “Acquisition”) and assumed the day-to-day operations of the properties under the terms of a 21-year Casino Operating and Services Agreement (the “COSA”) with the OLG.

The Company also (i) owns 100% of Salishan-Mohegan, LLC (“Salishan-Mohegan”), which developed and currently manages ilani Casino Resort in Clark County, Washington, a gaming and entertainment facility owned by the federally-recognized Cowlitz Indian Tribe and the Cowlitz Tribal Gaming Authority, (ii) holds the development rights to any future development at ilani Casino Resort through Salishan-Mohegan Development Company, LLC, a majority-owned subsidiary of Salishan-Mohegan, (iii) manages Resorts Casino Hotel in Atlantic City, New Jersey and owns 10% of the casino’s holding company and its subsidiaries, including those conducting or licensing online gaming and retail sports wagering in New Jersey, (iv) manages Paragon Casino Resort in Marksville, Louisiana and (v) owns 100% of Inspire Integrated Resort Co., Ltd. and MGA Korea, LLC, which were formed to develop and construct an integrated resort and casino project to be located adjacent to the Incheon International Airport in South Korea.

Impact of the COVID-19 Pandemic and Company Response

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including the Company’s operations. On March 18, 2020, the Company announced the temporary suspension of operations at its North American owned, operated and managed properties to ensure the health and safety of its employees, guests and the surrounding communities in which the Company operates, consistent with directives from various government bodies. As of March 31, 2020, these properties remained closed.

The following properties subsequently reopened as follows: (i) Paragon Casino Resort on May 20, 2020, (ii) ilani Casino Resort on May 28, 2020, (iii) Mohegan Sun on June 1, 2020, (iv) Mohegan Sun Pocono on June 22, 2020 and (v) Resorts Casino Hotel on July 2, 2020. As of the date of the filing of this Quarterly Report on Form 10-Q, the MGE Niagara Resorts remain temporarily closed. Like other integrated resort operators, these business disruptions have had a material adverse impact on the Company’s financial condition, results of operations and cash flows.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

While some of the Company's properties have reopened, it cannot predict when its remaining closed properties will be able to reopen or the conditions upon which additional reopenings may occur. In addition, while the Company has experienced some level of continued business disruption since the reopening of its properties, it expects this disruption to gradually dissipate, and remains confident in its ability to mitigate the impact of any such disruption through expense management. The impact of COVID-19 on the Company's operations through the date of the filing of this Quarterly Report on Form 10-Q has been significant, though the full extent of the impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of COVID-19 or a resurgence, the manner in which the Company’s guests, suppliers and other third parties respond to COVID-19, including perception of safety and health measures taken by the Company, new information which may emerge concerning its severity and the actions to contain it or treat its impact, as well as general economic conditions and consumer confidence. Accordingly, the Company cannot reasonably estimate the extent to which COVID-19 will further impact its future financial condition, results of operations and cash flows.

In response to COVID-19, the Company completed a series of transactions to ensure maximum financial flexibility, including (i) on March 13, 2020, it drew the remaining balance of its senior secured revolving credit facility, in the amount of approximately $125 million and (ii) on August 28, 2020, it entered into an amendment to its Senior Secured Credit Facilities which, among other things, waived non-compliance with certain of its financial covenants through June 30, 2020 and modified the financial covenants applicable to periods subsequent to June 30, 2020 (refer to Note 8).

The Company also took various actions to reduce costs in an effort to mitigate the operating and financial impact of COVID-19, including (i) furloughing approximately 98% of its workforce immediately following the closure of its properties, of which approximately 50% remain furloughed as of the date of the filing of this Quarterly Report on Form 10-Q; (ii) enacting meaningful compensation reductions to its remaining property and corporate personnel, including executive leadership, during the closure period; (iii) obtaining relief from certain threshold payments otherwise due to the OLG for the duration of the closure of the MGE Niagara Resorts, to be followed by a phased-in approach to such payments thereafter; (iv) obtaining a three month forbearance of gaming tax payments due to Connecticut and Pennsylvania; (v) deferring rental payments due under certain of MGE Niagara's lease agreements; and (vi) executing other substantial reductions in operating expenses, capital expenditures and overall costs.

The Company could experience other potential adverse impacts as a result of COVID-19, including, but not limited to, charges from further adjustments to the carrying value of its intangible assets, as well as other long-lived asset impairment charges. Actual results may differ materially from the Company’s current estimates as the scope of COVID-19 evolves, depending largely, but not exclusively, on the duration and extent of the Company’s business disruptions.

If the Company is unable to (i) execute its business plan (ii) sufficiently offset declines in revenues with appropriate cost reductions or (iii) execute certain cost containment initiatives, it may not have sufficient liquidity to meet its existing debt obligations, distributions to the Mohegan Tribe, capital expenditures and working capital requirements. In addition, the Company may not be able to satisfy its financial covenants under the senior secured credit facilities. In such event, the Company would need to seek additional sources of liquidity and obtain waivers or amendments under the senior secured credit facilities; however, it can provide no assurance that it would be able to obtain such liquidity and waivers or amendments. If the Company is unable to obtain such liquidity and waivers or amendments, it would be in default under the senior secured credit facilities, which may result in cross-defaults under its other outstanding indebtedness. If such defaults or cross-defaults were to occur, it would allow the Company's lenders to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. If such acceleration were to occur, the Company can provide no assurance that it would be able to obtain the financing necessary to repay such accelerated indebtedness.

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

The Company’s results for the three months and six months ended March 31, 2020 are not indicative of operating results expected for the entire fiscal year, particularly given the impact of COVID-19 as discussed above.

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

Revenue disaggregation by geographic location and revenue type for the three months ended March 31, 2020 was as follows (in thousands):

	Connecticut	Pennsylvania	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(MGE Niagara Resorts)	Other
Gaming	$124,721	$45,409	$45,864	$—
Food and beverage	21,422	4,586	11,591	(42)
Hotel	15,875	1,484	2,756	—
Retail, entertainment and other	20,268	1,623	11,071	162
Management and development	—	—	—	8,454
Net revenues	$182,286	$53,102	$71,282	$8,574

Revenue disaggregation by geographic location and revenue type for the three months ended March 31, 2019 was as follows (in thousands):

	Connecticut	Pennsylvania	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(MGE Niagara Resorts)	Other
Gaming	$159,831	$51,988	$—	$—
Food and beverage	28,080	5,479	—	(51)
Hotel	19,989	2,017	—	(1)
Retail, entertainment and other	30,491	1,757	—	338
Management and development	—	—	—	7,839
Net revenues	$238,391	$61,241	$—	$8,125

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Revenue disaggregation by geographic location and revenue type for the six months ended March 31, 2020 was as follows (in thousands):

	Connecticut	Pennsylvania	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(MGE Niagara Resorts)	Other
Gaming	$284,980	$97,387	$97,896	$—
Food and beverage	49,955	10,668	27,544	(78)
Hotel	37,923	3,464	6,319	(2)
Retail, entertainment and other	52,763	3,537	24,497	308
Management and development	—	—	—	17,466
Net revenues	$425,621	$115,056	$156,256	$17,694

Revenue disaggregation by geographic location and revenue type for the six months ended March 31, 2019 was as follows (in thousands):

	Connecticut	Pennsylvania	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(MGE Niagara Resorts)	Other
Gaming	$330,313	$103,441	$—	$—
Food and beverage	57,215	11,192	—	(93)
Hotel	41,209	3,775	—	(2)
Retail, entertainment and other	62,333	3,624	—	759
Management and development	—	—	—	13,551
Net revenues	$491,070	$122,032	$—	$14,215

Contract and Contract-related Assets

As of March 31, 2020 and September 30, 2019, contract assets related to the COSA totaled $121.0 million and $53.2 million, respectively.

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

The following table summarizes these liabilities (in thousands):

	March 31, 2020	September 30, 2019
Outstanding gaming chips and slot tickets liability	$6,919	$7,968
Loyalty points deferred revenue liability	38,468	40,968
Patron advances and other liability	21,961	22,312
Total	$67,348	$71,248

As of March 31, 2020 and September 30, 2019, customer contract liabilities related to Mohegan Sun Pocono's revenue sharing agreement with Unibet Interactive Inc. totaled $17.4 million and $18.0 million, respectively, and were primarily recorded within other long-term liabilities.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Other Intangible Assets

Other intangible assets consist primarily of Mohegan Sun's trademark and Mohegan Sun Pocono's various gaming licenses. These intangible assets all have indefinite lives. Intangible assets with indefinite lives are assessed at least annually for impairment by comparing their fair value to their carrying value. However, these intangible assets may be assessed more frequently for impairment if events or changes in circumstances, such as declines in revenues, earnings and cash flows, or material adverse changes in business climate, indicate that their carrying value may be impaired.

During the second quarter of its fiscal 2020, the Company identified an indicator of impairment on Mohegan Sun Pocono's intangible assets due to COVID-19. As a result, the Company revised its cash flow projections to reflect the current business climate, including the uncertainty surrounding the nature, timing and extent of reopening Mohegan Sun Pocono. The estimated fair value of these intangible assets was determined by using discounted cash flow models, which utilized Level 3 inputs. The primary unobservable input utilized in estimating the fair value of these intangible assets was the discount rate, which was 10.5%. As a result of this interim assessment, the Company recorded an impairment charge related to Mohegan Sun Pocono’s intangible assets of $126.6 million in the second quarter of its fiscal 2020.

The evaluation of intangible assets for impairment requires the use of estimates about future cash flows. Such estimates are, by their nature, subjective. Actual results may differ materially from the Company’s estimates and could result in impairment charges in the future.

Other intangible assets, net, consisted of the following (in thousands):

	March 31, 2020	September 30, 2019
Mohegan Sun trademark	$119,692	$119,692
Mohegan Sun Pocono slot machine, table game, interactive gaming and sports wagering licenses	171,904	298,500
MGE Niagara Resorts Casino Operating and Services Agreement rights	15,655	16,753
Other	24,586	25,889
Subtotal	331,837	460,834
Less: accumulated amortization	(5,423)	(5,569)
Other intangible assets, net	$326,414	$455,265

Fair Value of Financial Instruments

The Company applies the following fair value hierarchy, which prioritizes the inputs utilized to measure fair value into three levels:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets;
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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, receivables and trade payables approximates fair value. The estimated fair values of the Company's long-term debt were as follows (in thousands):

	March 31, 2020
	Carrying Value	Fair Value
Senior secured credit facility - revolving (1)	$247,000	$181,236
Senior secured credit facility - term loan A (1)	245,473	187,379
Senior secured credit facility - term loan B (1)	802,957	567,473
2016 7 7/8% senior unsecured notes (1)	491,216	373,750
MGE Niagara Resorts credit facility - revolving (1)	24,696	24,696
MGE Niagara Resorts credit facility - term loan (1)	67,080	67,914
MGE Niagara Resorts convertible debenture (2)	28,224	28,224
Mohegan Expo credit facility (3)	28,301	29,033
Guaranteed credit facility (3)	30,686	31,719
Redemption note payable (3)	76,425	76,425
Other (3)	1,103	1,103
Long-term debt	$2,043,161	$1,568,952

(1)	Estimated fair values were based on Level 2 inputs (quoted market prices or prices of similar instruments) as of March 31, 2020.
(2)	Estimated fair value was based on Level 3 inputs (changes in market conditions) from date of issuance (June 11, 2019) to March 31, 2020.
(3)	Estimated fair values were based on Level 3 inputs (present value of future payments discounted to carrying value) as of March 31, 2020.

Earth Hotel Tower

On January 21, 2020, the Company, through a wholly-owned subsidiary, purchased a 45% interest in Mohegan Hotel Holding, LLC, the indirect owner of the Earth Hotel Tower, in exchange for $15.8 million, which the Company believes represented the fair market value of the investment. A portion of the consideration paid, totaling $5.0 million, was advanced to Mohegan Hotel Holding, LLC in fiscal 2019.

NOTE 2—NEW ACCOUNTING STANDARDS:

The following accounting standard was adopted during the three months and six months ended March 31, 2020:

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

Effective October 1, 2019, the Company adopted ASU 2016-02 under a modified retrospective transition approach. Accordingly, comparative information as of September 30, 2019 and for the three months and six months ended March 31, 2019 has not been restated and continues to be reported under accounting standards in effect for those periods. The Company elected the package of practical expedients included in ASU 2016-02, which allowed it to: (i) not reassess whether any expired or existing contracts contain leases, (ii) not reassess the lease classification for any expired or existing leases and (iii) not reassess the initial direct costs for existing leases. The Company also made an accounting policy election to not recognize leases with an initial term of 12 months or less on its balance sheet. In addition, the Company elected to not separate lease and non-lease components for all significant classes of underlying assets for which the Company is the lessee. For instances in which the Company is the lessor, and the class of underlying asset represents retail space, the Company accounts for both the lease and non-lease components as a single lease component. In all other instances, non-lease components are accounted for separately in accordance with applicable guidance, most commonly ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”.

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

The following accounting standards will be adopted in future reporting periods:

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”), which sets forth a current expected credit loss model which requires a company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This model replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and must be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact ASU 2016-13 will have on its financial statements, but does not expect its adoption to have a material impact.

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

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies various aspects related to the accounting for income taxes. This new standard removes certain exceptions to the general principles in ASU 2019-12 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020. The Company is currently evaluating the impact ASU 2019-12 will have on its financial statements, but does not expect its adoption to have a material impact.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

ROU operating and finance lease assets and liabilities are recognized on the respective lease commencement date based on the present value of future lease payments over the expected lease term. An expected lease term includes any option to extend or terminate the lease if it is reasonably certain that the Company will exercise such option. The Company utilizes the incremental borrowing rate (“IBR”) applicable to the lease as determined at the lease commencement date to calculate the present value of future lease payments. The applicable IBR is determined based on the treasury group to which the leasing entity belongs and that group’s estimated interest rate for collateralized borrowings over a similar term as the future lease payments. Upon adoption of ASU 2016-02, the Company utilized IBRs as of October 1, 2019 to determine the present value of the remaining lease payments for operating leases that commenced prior to that date. Operating lease expense for fixed lease payments is recognized on a straight-line basis over the expected lease term. ROU finance lease assets are recorded within property and equipment, net and are amortized on a straight-line basis over the related lease term. As of March 31, 2020, ROU finance lease assets totaled $28.7 million.

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

The Company’s lease arrangements contain both lease and non-lease components. For instances in which the Company is a lessee, the Company accounts for both lease and non-lease components as a single lease component for substantially all classes of underlying assets (primarily real estate and equipment). Leases with an expected or initial term of 12 months or less are not recorded on the Company’s balance sheet and the related lease expenses are recognized on a straight-line basis over the expected lease term.

Information related to weighted average lease terms and discount rates is as follows:

March 31, 2020
Weighted average remaining lease terms (years):
Operating leases	23
Finance leases	18
Weighted average discount rates:
Operating leases (1)	8.07%
Finance leases	5.02%

(1)	The weighted average discount rates for existing operating leases were established upon the adoption of ASU 2016-02 on October 1, 2019.

The components of lease expense are as follows (in thousands):

	For the	For the
	Three Months Ended	Six Months Ended
	March 31, 2020	March 31, 2020
Operating lease expense	$9,375	$18,976
Short-term lease expense	7,594	17,550
Variable lease expense	3,198	6,807
Finance lease expense:
Amortization of ROU assets	606	1,213
Interest on lease liabilities	391	788
Less: sublease income (1)	(7,121)	(16,725)
Total	$14,043	$28,609

(1)	Represents income earned by the Company from the rental of hotel, convention or retail space at the MGE Niagara Resorts and the Earth Hotel Tower at Mohegan Sun, both of which are leased properties.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Supplemental cash flow information related to lease liabilities is as follows (in thousands):

For the
Six Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	March 31, 2020
Payments on operating lease obligations	$16,434
Payments for interest on finance lease obligations	787
Payments on finance lease obligations	828
Total	$18,049

Maturities of ROU lease obligations are as follows (in thousands):

Fiscal years:	Operating Leases	Finance Leases
2020 (1)	$15,340	$1,694
2021	29,064	2,977
2022	29,651	2,973
2023	29,158	2,787
2024	29,226	2,421
Thereafter	693,813	30,730
Total future lease payments	826,252	43,582
Less: amounts representing interest	(481,702)	(14,644)
Plus: residual values	—	327
Present value of future lease payments	344,550	29,265
Less: current portion of lease obligations	(8,206)	(1,752)
Lease obligations, net of current portion	$336,344	$27,513

(1)	Represents payment obligations from April 1, 2020 to September 30, 2020.

In connection with the acquisition of the MGE Niagara Resorts, the Company committed to enter into a lease agreement with a third-party to lease the Niagara Falls Entertainment Centre following the completion of its construction. Prior to the adoption of ASU 2016-02, the Company was deemed, for accounting purposes only, to be the owner of this construction project, despite not being the legal owner. Accordingly, the Company capitalized $90.3 million as of September 30, 2019 as a build-to-suit asset within property and equipment, net and recorded a corresponding build-to-suit liability. In connection with the adoption of ASU 2016-02, the Company derecognized the build-to-suit asset and liability in their entirety.

Lessor

The Company leases space at its facilities to third parties. Lease terms for these non-cancelable operating leases range from approximately one month to 17 years. Rental income under these lease agreements is fixed and/or variable based on percentage of tenant sales or periodic adjustments for inflation. Rental income is recorded within hotel and retail, entertainment and other revenues. For instances in which the Company is the lessor, and the class of underlying asset represents retail space, the Company accounts for both the lease and non-lease components, such as common area maintenance and tenant services, as a single lease component. In all other instances, non-lease components are accounted for separately in accordance with applicable guidance, most commonly ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”.

Lease income consists of the following (in thousands):

	For the Three Months Ended March 31, 2020		For the Six Months Ended March 31, 2020
	Hotel	Retail, Entertainment and Other	Hotel	Retail, Entertainment and Other
Fixed rent	$11,355	$1,856	$27,098	$4,665
Variable rent	—	1,477	—	3,131
Total	$11,355	$3,333	$27,098	$7,796

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Future fixed rental income that the Company expects to earn under non-cancelable operating leases, exclusive of amounts under contingent escalated rent clauses, is as follows (in thousands):

Fiscal years:	Operating Leases Fixed Rental Income
2020 (1)	$3,158
2021	7,318
2022	4,881
2023	4,309
2024	3,830
Thereafter	9,138
Total	$32,634

(1)	Represents future fixed rental income from April 1, 2020 to September 30, 2020.

The portions of Mohegan Sun, including the Sky Hotel Tower and the Earth Expo & Convention Center, and Mohegan Sun Pocono that are leased to third parties under operating leases are recorded within property and equipment, net as follows (in thousands):

March 31, 2020
Property and equipment, at cost	$486,430
Less: accumulated depreciation	(190,047)
Property and equipment, net	$296,383

As of September 30, 2019, information pertaining to the Company’s leases, as accounted for under prior accounting standards, was as follows:

Capital Leases

Minimum future capital lease payments were as follows (in thousands):

Fiscal years:	Capital Leases
2020	$2,571
2021	2,598
2022	2,598
2023	2,548
2024	2,251
Thereafter	32,832
Total minimum future capital lease payments	45,398
Less: amounts representing interest	(16,031)
Plus: residual values	327
Present value of capital lease obligations	29,694
Less: current portion of capital lease obligations	(1,133)
Capital lease obligations, net of current portion	$28,561

Operating Leases

Minimum future rental income that the Company expected to earn under non-cancelable leases was as follows (in thousands):

Fiscal years:	Operating Leases
2020	$4,808
2021	4,038
2022	2,485
2023	2,092
2024	2,011
Thereafter	5,734
Total	$21,168

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Minimum future rental payments that the Company expected to incur under non-cancelable leases and subleases was as follows (in thousands):

	Operating Leases
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

On the Closing Date, MGE Niagara completed the Acquisition, assumed the day-to-day operations of the properties under the terms of the COSA and engaged in a series of transactions related thereto, including: (i) a lease agreement with the OLG to lease the Fallsview Casino Resort and related administrative office space, (ii) a lease agreement with a third-party investor to lease Casino Niagara and related license agreements to operate an adjacent parking lot and the right for patrons to use an adjacent parking garage and (iii) a commitment to enter into a lease agreement with a third-party to lease the Niagara Falls Entertainment Centre on a date after the completion of its construction, which occurred on June 5, 2020.

As of the Closing Date, the purchase price of the Acquisition was approximately 96 million Canadian dollars (approximately $72 million), net of cash acquired of approximately 57 million Canadian dollars (approximately $43 million). During the six months ended March 31, 2020, the Company recorded adjustments to the purchase price of the Acquisition totaling 2.2 million Canadian dollars ($1.7 million), net of cash acquired of approximately 518,000 Canadian dollars (approximately $390,000).

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

	For the	For the
	Three Months Ended	Six Months Ended
	March 31, 2019	March 31, 2019
Net revenues	$386,057	$791,727
Net loss attributable to Mohegan Tribal Gaming Authority	$(18,301)	$(9,758)

As a result of the temporary suspension of operations that stemmed from Regulation 82/20, the Emergency Management and Civil Protection Act mandated the closure of all places of non-essential business in Ontario. In collaboration with the OLG, the following has been temporarily agreed to for a defined period, subject to further extension(s) on mutual agreement: (i) the continuation of the service provider base fixed fee payments as required by the COSA and (ii) the temporary suspension of the payment of the portion of gaming revenues that represents the threshold, such that threshold payments do not apply during the casino closure period while there are no gaming revenues. MGE Niagara has also agreed with the OLG to work on a graduated and commercially reasonable phase-in of threshold payments to accommodate the extended business ramp

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

up periods once health concerns are curtailed and approvals are obtained to reopen the MGE Niagara Resorts. In addition, in collaboration and cooperation with the OLG, MGE Niagara will work on a casino restart plan to effect the safe, orderly, efficient and commercially reasonable restart of the MGE Niagara Resorts’ operations at the end of the extended casino closure periods. Additionally, MGE Niagara was granted a deferral of rental payments due under certain of its lease agreements.

NOTE 5—LONG-TERM DEBT:

Long-term debt consisted of the following (in thousands):

	March 31, 2020	September 30, 2019
Senior Secured Credit Facility - Revolving	$247,000	$102,000
Senior Secured Credit Facility - Term Loan A, net of discount and debt issuance costs of $3,123 and $4,236, respectively	245,473	263,829
Senior Secured Credit Facility - Term Loan B, net of discount and debt issuance costs of $15,022 and $16,925, respectively	802,957	805,394
2016 7 7/8% Senior Unsecured Notes, net of discount and debt issuance costs of $8,784 and $9,565, respectively	491,216	490,435
MGE Niagara Resorts Credit Facility - Revolving	24,696	—
MGE Niagara Resorts Credit Facility - Term Loan, net of debt issuance costs of $834 and $1,002, respectively	67,080	73,564
MGE Niagara Resorts Convertible Debenture	28,224	30,204
Mohegan Expo Credit Facility, net of debt issuance costs of $732 and $925, respectively	28,301	29,357
Guaranteed Credit Facility, net of debt issuance costs of $1,033 and $1,191, respectively	30,686	31,840
Redemption Note Payable, net of discount of $19,855 and $23,905, respectively	76,425	81,329
Other	1,103	1,205
Long-term debt	2,043,161	1,909,157
Less: current portion of long-term debt	(73,251)	(76,909)
Long-term debt, net of current portion	$1,969,910	$1,832,248

Senior Secured Credit Facilities - Non-cash Transactions

On March 31, 2020 and 2019, the bank that administers the Company's debt service payments for its Senior Secured Credit Facilities made required principal payments on behalf of the Company totaling $10.5 million and $13.3 million, respectively, but did not accordingly debit the Company's bank account for these payments. As of March 31, 2020 and 2019, the Company reflected these non-cash transactions as reductions to current portion of long-term debt and corresponding increases to other current liabilities. On the respective following banking days, the bank withdrew the payments from the Company's bank account, resulting in reductions to the Company's cash and cash equivalents and other current liabilities.

Debt Covenant Compliance

On August 28, 2020, the Company entered into an amendment to its Senior Secured Credit Facilities which, among other things, waived non-compliance with certain of its financial covenants through June 30, 2020 and modified the financial covenants applicable to periods subsequent to June 30, 2020 (refer to Note 8).

As of March 31, 2020, MGE Niagara was in compliance with its financial covenants. During the period subsequent to March 31, 2020, MGE Niagara entered into a series of amendments to the MGE Niagara Resorts Credit Facilities which, among other things, provided MGE Niagara with relief from certain covenants relating to the closure of its facilities due to COVID-19 (refer to Note 8).

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The Company's chief operating decision maker currently reviews and assesses the performance and operating results and determines the proper allocation of resources to the Connecticut Facilities, the Pennsylvania Facilities, the MGE Niagara Resorts and the properties managed or under development on a separate basis. Accordingly, the Company now has four separate reportable segments: (i) Mohegan Sun, which includes the operations of the Connecticut Facilities, (ii) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities, (iii) the MGE Niagara Resorts and (iv) management, development and other. The Company's corporate functions, along with any inter-segment activities are disclosed separately in the following segment disclosures to reconcile to consolidated results. The following management, development and other and corporate segment disclosures for the three months and six months ended March 31, 2019 have been restated to conform to fiscal 2020 presentation.

	For the Three Months Ended		For the Six Months Ended
(in thousands)	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Net revenues:
Mohegan Sun	$182,286	$238,391	$425,621	$491,070
Mohegan Sun Pocono	53,102	61,241	115,056	122,032
MGE Niagara Resorts	71,282	—	156,256	—
Management, development and other	8,454	7,837	17,466	13,549
Corporate	120	288	228	666
Inter-segment	(543)	(60)	(874)	(120)
Total	$314,701	$307,697	$713,753	$627,197

Income (loss) from operations:
Mohegan Sun	$19,194	$19,913	$64,259	$63,976
Mohegan Sun Pocono	(121,541)	8,214	(113,747)	15,406
MGE Niagara Resorts	948	—	(385)	—
Management, development and other	589	754	(329)	341
Corporate	(5,447)	(6,655)	(12,611)	(14,127)
Inter-segment	2	—	(17)	—
Total	$(106,255)	$22,226	$(62,830)	$65,596

			For the Six Months Ended
(in thousands)			March 31, 2020	March 31, 2019
Capital expenditures incurred:
Mohegan Sun			$7,666	$17,101
Mohegan Sun Pocono			2,588	1,631
MGE Niagara Resorts			14,542	—
Management, development and other			65,800	19,665
Corporate			98	28
Total			$90,694	$38,425

(in thousands)			March 31, 2020	September 30, 2019
Total assets:
Mohegan Sun			$1,278,400	$1,282,384
Mohegan Sun Pocono			395,327	548,424
MGE Niagara Resorts			508,754	342,821
Management, development and other			421,497	313,458
Corporate			1,061,890	912,712
Inter-segment			(948,626)	(888,203)
Total			$2,717,242	$2,511,596

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

NOTE 8—SUBSEQUENT EVENTS:

Niagara Falls Entertainment Centre Lease Agreement

On June 5, 2020, MGE Niagara received notice from the landlord of the Niagara Falls Entertainment Centre that construction of the facility had reached substantial completion. Accordingly, pursuant to the terms of the acquisition of the MGE Niagara Resorts, MGE Niagara entered into a lease agreement to lease the facility commencing on August 19, 2020. The lease agreement requires MGE Niagara to make monthly payments of approximately 0.9 million Canadian dollars (approximately $0.6 million as of March 31, 2020) until the end of the lease term on March 31, 2040. This lease is expected to be classified as an operating lease.

Amendment to Senior Secured Credit Facilities

On August 28, 2020, the Company entered into a fourth amendment to its Credit Agreement with certain of its lenders (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the Company will, during the period beginning on August 28, 2020, and ending upon achievement of certain financial ratios specified in the Fourth Amendment (such period, the “Financial Covenant Restricted Period”), be subject to, among other things, (i) a minimum liquidity covenant that requires cash and cash equivalents and availability under its revolving credit facility to be at least $70 million as of the last day of each calendar month, (ii) a covenant that requires the Company be in pro forma compliance with such liquidity covenant in order to make any interest payment on the Company’s 7.875% Senior Notes due 2024, and (iii) certain additional reporting covenants.

The Fourth Amendment also waives the Company’s obligation to comply with its financial covenants for the fiscal quarters ending March 31, 2020 and June 30, 2020, and modifies the financial covenants applicable during the Financial Covenant Restricted Period to provide the Company with greater flexibility in light of the impact of the COVID-19 pandemic on its business, in particular during the March 2020 through May 2020 period, all as set forth in the Fourth Amendment.

In addition, the Fourth Amendment provides that, commencing on August 24, 2020: (i) loans under the term loan A facility will bear interest at either an adjusted LIBOR rate or a base rate, in each case, plus an applicable margin equal to 6.125% per annum for adjusted LIBOR rate loans and 5.125% per annum for base rate loans, and (ii) loans under the term loan B facility will bear interest at either an adjusted LIBOR rate or a base rate, in each case, plus an applicable margin equal to 6.375% per annum for adjusted LIBOR rate loans and 5.375% per annum for base rate loans, provided that the applicable rate for loans under the term loan B facility are subject to certain ratings-based step downs and “most-favored-nation” protections as set forth in the Fourth Amendment.  The Fourth Amendment also provides for a 1.00% per annum LIBOR floor applicable to adjusted LIBOR rate loans under the term loan A facility and 0.75% per annum LIBOR floor applicable to adjusted LIBOR rate loans under the revolving credit facility.  Lastly, the Fourth Amendment (i) carves out COVID-19 related effects from certain terms of the Credit Agreement, and (ii) makes certain other changes to the covenants and other provisions of the Credit Agreement.

Substantially concurrently with the entry into the Fourth Amendment, Mohegan Tribe made a $20 million cash contribution to the Company, consisting of (i) a $15 million contribution and (ii) a $5 million subordinated loan maturing on October 16, 2024 and bearing interest in-kind at 10% per annum.

The summary of certain terms of the Fourth Amendment set forth above is qualified by reference to the full text of the Fourth Amendment, which is filed as Exhibit 10.3 to this Form 10-Q and incorporated herein by reference. Reference is also made to the full text of the Credit Agreement, which is filed as Exhibit 10.11 to MGE’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the Securities and Exchange Commission on December 20, 2019 and incorporated herein by reference.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Amendments and Waivers with Respect to MGE Niagara Resorts Credit Facilities

On March 16, 2020, the OLG directed the MGE Niagara Resorts to close due to the ongoing COVID-19 pandemic. On May 15, 2020, MGE Niagara entered into a Limited Waiver (the “Limited Waiver”) with respect to the MGE Niagara Resorts Credit Facilities. The Limited Waiver, among other things, (a) waived the occurrence of an event of default that would have been caused under the MGE Niagara Resorts Credit Facilities due to the closure of the MGE Niagara Resorts for a period of 60 consecutive days or more, and (b) extended the waiver period through June 15, 2020 (the “Initial Waiver Period”). In exchange for the waivers granted under the Limited Waiver, MGE Niagara agreed not to make any request for advances under the MGE Niagara Resorts Credit Facilities during the Initial Waiver Period.

Because the MGE Niagara Resorts were required to continue to remain closed as directed by the OLG through the Initial Waiver Period, MGE Niagara entered into an Amended and Restated Limited Waiver (the “Amended and Restated Limited Waiver”) on June 15, 2020 which, among other things, extended the Initial Waiver Period to July 15, 2020 (the “Extended Waiver Period”).

On June 30, 2020, MGE Niagara entered a Second Amended and Restated Limited Waiver (the “Second Waiver”) which, among other things, (a) waived anticipated breaches of certain financial covenants under the MGE Niagara Resorts Credit Facilities as a result of the closure of the MGE Niagara Resorts until July 31, 2020 (the “Covenant Waiver”), (b) waived the requirement for MGE Niagara to deliver a compliance certificate under the MGE Niagara Resorts Credit Facilities for the fiscal quarter ending June 30, 2020 (the “Certificate Waiver”) and (c) extended the Extended Waiver Period to July 31, 2020 (the “Second Extended Waiver Period”). In connection with the Second Waiver, MGE Niagara agreed, among other things, during the Second Extended Waiver Period, to: (a) continue not to make any request for advances under the MGE Niagara Resorts Credit Facilities; (b) an increase in the Applicable Margin (as defined in the MGE Niagara Resorts Credit Facilities) to pricing level 4, a 50 basis point increase over pricing level 3; and (c) not make certain Distributions (as defined in the MGE Niagara Resorts Credit Facilities).

On July 31, 2020, MGE Niagara entered a Third Amended and Restated Limited Waiver (the “Third Waiver”) which, among other things, extended (a) the Covenant Waiver, (b) the Certificate Waiver and (c) the Second Extended Waiver Period to September 30, 2020 (the “Third Extended Waiver Period”). In connection with the Third Waiver, MGE Niagara agreed, among other things, during the Third Extended Waiver Period, to: (a) continue not to make any request for advances under the MGE Niagara Resorts Credit Facilities; (b) replace the Applicable Margin schedule in the MGE Niagara Resorts Credit Facilities, which replacement schedule adds a new pricing level 5 increasing the Applicable Margin by 100 basis points over pricing level 4, and apply pricing level 5 as the current Applicable Margin; (c) require MGE Niagara to maintain minimum liquidity of $15 million; (d) deliver to the Administrative Agent a weekly liquidity report; and (e) refrain from making certain Distributions. MGE also agreed to pay to the lenders an extension fee equal to 10 basis points.

The summary of certain terms of each of the Limited Waiver, the Amended and Restated Limited Waiver, the Second Waiver, and the Third Waiver set forth above is qualified by reference to the full text of each of the Limited Waiver, the Amended and Restated Limited Waiver, the Second Waiver and the Third Waiver, which are filed as Exhibit 10.4, 10.5, 10.6, and 10.7, respectively, to this Form 10-Q and incorporated herein by reference. Reference is also made to the full text of the Credit Agreement, dated June 10, 2019, among MGE Niagara Entertainment Inc., the lenders named therein, Bank of Montreal, as administrative agent, and the other parties thereto, which is filed as Exhibit 10.1 to MGE’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2019 and incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to business development activities, as well as capital spending, financing sources, the effects of regulation, including gaming and tax regulation and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, those relating to the following:

•

the COVID-19 pandemic and the related social and economic disruption, including “stay at home” orders and similar regulations, or decreased interest in attendance at our facilities, and any plans or expectations around the reopening or resumption of operations at any of our facilities;

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

We are primarily engaged in the ownership, operation and development of integrated entertainment facilities, both domestically and internationally, including: (i) Mohegan Sun in Uncasville, Connecticut, (ii) Mohegan Sun Pocono in Plains Township, Pennsylvania, (iii) Niagara Fallsview Casino Resort, Casino Niagara and the 5,000-seat Niagara Falls Entertainment Centre, all in Niagara Falls, Canada (collectively, the “MGE Niagara Resorts”), (iv) Resorts Casino Hotel in Atlantic City, New Jersey, (v) ilani Casino Resort in Clark County, Washington, (vi) Paragon Casino Resort in Marksville, Louisiana and (vii) Project Inspire, a first-of-its-kind, multi-billion dollar integrated resort and casino under construction at Incheon International Airport in South Korea.

Impact of the COVID-19 Pandemic and Our Response

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including our operations. On March 18, 2020, we announced the temporary suspension of operations at our North American owned, operated and managed properties to ensure the health and safety of our employees, guests and the surrounding communities in which we operate, consistent with directives from various government bodies. As of March 31, 2020, these properties remained closed.

The following properties subsequently reopened as follows: (i) Paragon Casino Resort on May 20, 2020, (ii) ilani Casino Resort on May 28, 2020, (iii) Mohegan Sun on June 1, 2020, (iv) Mohegan Sun Pocono on June 22, 2020 and (v) Resorts Casino Hotel on July 2, 2020. As of the date of the filing of this Quarterly Report on Form 10-Q, the MGE Niagara Resorts remain temporarily closed. Like other integrated resort operators, these business disruptions have had a material adverse impact on our financial condition, results of operations and cash flows.

While some of our properties have reopened, we cannot predict when our remaining closed properties will be able to reopen or the conditions upon which additional reopenings may occur. In addition, while we have experienced some level of continued business disruption, we expect that this disruption will gradually dissipate, and we remain confident in our ability to mitigate the impact of any such disruption through expense management. The impact of COVID-19 on our operations through the date of the filing of this Quarterly Report on Form 10-Q has been significant, though the full extent of the impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of COVID-19 or a resurgence, the manner in which our guests, suppliers and other third parties respond to COVID-19, including perception of safety and health measures taken by us, new information which may emerge concerning its severity and the actions to contain it or treat its impact, as well as general economic condition and consumer confidence. Accordingly, we cannot reasonably estimate the extent to which COVID-19 will further impact our future financial condition, results of operations and cash flows.

In response to COVID-19, we completed a series of transactions to ensure maximum financial flexibility, including (i) on March 13, 2020, we drew the remaining balance of our senior secured revolving credit facility, in the amount of approximately $125 million and (ii) on August 28, 2020, we entered into an amendment to our Senior Secured Credit Facilities which, among other things, waived non-compliance with certain of our financial covenants through June 30, 2020 (refer to Note 8).

We also took various actions to reduce costs in an effort to mitigate the operating and financial impact of COVID-19, including (i) furloughing approximately 98% of our workforce immediately following the closure of our properties, of which approximately 50% remain furloughed as of the date of the filing of this Quarterly Report on Form 10-Q; (ii) enacting meaningful compensation reductions to our remaining property and corporate personnel, including executive leadership, during the closure period; (iii) obtaining relief from certain threshold payments otherwise due to the OLG for the duration of the closure of the MGE Niagara Resorts, to be followed by a phased-in approach to such payments thereafter; (iv) obtaining a three month forbearance of gaming tax payments due to Connecticut and Pennsylvania; (v) deferring rental payments due under certain of MGE Niagara's lease agreements; and (vi) executing other substantial reductions in operating expenses, capital expenditures and overall costs.

We could experience other potential adverse impacts as a result of COVID-19, including, but not limited to, charges from further adjustments to the carrying value of our intangible assets, as well as other long-lived asset impairment charges. Actual results may differ materially from our current estimates as the scope of COVID-19 evolves, depending largely, but not exclusively, on the duration and extent of our business disruptions.

If we are unable to (i) execute our business plan (ii) sufficiently offset declines in revenues with appropriate cost reductions or (iii) execute certain cost containment initiatives, we may not have sufficient liquidity to meet our existing debt obligations, distributions to the Mohegan Tribe, capital expenditures and working capital requirements. In addition, we may not be able to satisfy our financial covenants under the senior secured credit facilities. In such event, we would need to seek additional sources of liquidity and obtain waivers or amendments under the senior secured credit facilities; however, we can provide no assurance that we would be able to obtain such liquidity and waivers or amendments. If we were unable to obtain such liquidity and waivers or amendments, we would be in default under the senior secured credit facilities, which may result in cross-defaults under our other outstanding indebtedness. If such defaults or cross-defaults were to occur, it would allow our lenders to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. If such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary to repay such accelerated indebtedness.

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

Our chief operating decision maker currently reviews and assesses the performance and operating results and determines the proper allocation of resources to the Connecticut Facilities, the Pennsylvania Facilities, the MGE Niagara Resorts and the properties managed or under development on a separate basis. Accordingly, we now have four separate reportable segments: (i) Mohegan Sun, which includes the operations of the Connecticut Facilities, (ii) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities, (iii) the MGE Niagara Resorts and (iv) management, development and other. Our corporate functions, along with any inter-segment activities are disclosed separately in the following segment disclosures to reconcile to consolidated results. The following management, development and other and corporate segment disclosures for the three months and six months ended March 31, 2019 have been restated to conform to fiscal 2020 presentation.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Net revenues:
Mohegan Sun	$182,286	$238,391	$425,621	$491,070
Mohegan Sun Pocono	53,102	61,241	115,056	122,032
MGE Niagara Resorts (1)	71,282	—	156,256	—
Management, development and other	8,454	7,837	17,466	13,549
Corporate	120	288	228	666
Inter-segment	(543)	(60)	(874)	(120)
Total	$314,701	$307,697	$713,753	$627,197
Income (loss) from operations:
Mohegan Sun	$19,194	$19,913	$64,259	$63,976
Mohegan Sun Pocono	(121,541)	8,214	(113,747)	15,406
MGE Niagara Resorts (1)	948	—	(385)	—
Management, development and other	589	754	(329)	341
Corporate	(5,447)	(6,655)	(12,611)	(14,127)
Inter-segment	2	—	(17)	—
Total	$(106,255)	$22,226	$(62,830)	$65,596
Net loss attributable to Mohegan Tribal Gaming Authority	$(140,094)	$(12,358)	$(130,700)	$(1,736)

(1)	We assumed the day-to-day operations of the MGE Niagara Resorts on June 11, 2019.

The most significant factors and trends that impacted our operating and financial performance were as follows:

•	the outbreak of COVID-19 and the resulting temporary closures of our owned, operated and managed properties;
•	cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19;
•	the acquisition of the MGE Niagara Resorts;
•	competitive gaming markets; and
•	a $126.6 million impairment charge related to Mohegan Sun Pocono's intangible assets.

Mohegan Sun

Revenues

Net revenues declined by $56.1 million, or 23.5%, to $182.3 million for the three months ended March 31, 2020 compared to $238.4 million in the same period in the prior year. Net revenues declined by $65.5 million, or 13.3%, to $425.6 million for the six months ended March 31, 2020 compared to $491.1 million in the same period in the prior year. The declines in net revenues were principally due to the temporary closure of Mohegan Sun, effective March 18, 2020, following the outbreak of COVID-19. Certain portions of Mohegan Sun reopened to the public on June 1, 2020.

Operating Costs and Expenses

Operating costs and expenses decreased by $55.4 million, or 25.4%, to $163.1 million for the three months ended March 31, 2020 compared to $218.5 million in the same period in the prior year. Operating costs and expenses decreased by $65.7 million, or 15.4%, to $361.4 million for the six months ended March 31, 2020 compared to $427.1 million in the same period in the prior year. These reductions primarily reflected lower overall operating costs and expenses commensurate with the declines in net revenues, combined with various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19.

Mohegan Sun Pocono

Revenues

Net revenues declined by $8.1 million, or 13.2%, to $53.1 million for the three months ended March 31, 2020 compared to $61.2 million in the same period in the prior year. Net revenues declined by $6.9 million, or 5.7%, to $115.1 million for the six months ended March 31, 2020 compared to $122.0 million in the same period in the prior year. The declines in net revenues were principally due to the temporary closure of Mohegan Sun Pocono, effective March 18, 2020, following the outbreak of COVID-19. Certain portions of Mohegan Sun Pocono reopened to the public on June 22, 2020.

Operating Costs and Expenses

Operating costs and expenses increased by $121.6 million, or 229.4%, to $174.6 million for the three months ended March 31, 2020 compared to $53.0 million in the same period in the prior year. Operating costs and expenses increased by $122.2 million, or 114.6%, to $228.8 million for the six months ended March 31, 2020 compared to $106.6 million in the same period in the prior year. The increases in operating costs and expenses were driven by a $126.6 million impairment charge related to Mohegan Sun Pocono’s various gaming licenses. These intangible assets are not subject to amortization, but are assessed at least annually for impairment by comparing their fair value to their carrying value. However, these intangible assets may be assessed more frequently for impairment if events or changes in circumstances, such as declines in revenues, earnings and cash flows, or material adverse changes in business climate, indicate that their carrying value may be impaired. During the three months ended March 31, 2020, we identified an indicator of impairment on Mohegan Sun Pocono's intangible assets due to COVID-19. As a result, we revised our cash flow projections to reflect the current business climate, including the uncertainty surrounding the nature, timing and extent of reopening Mohegan Sun Pocono. The estimated fair value of these intangible assets was determined by using discounted cash flow models, which utilized Level 3 inputs. The primary unobservable input utilized in estimating the fair value of these intangible assets was the discount rate, which was 10.5%. As a result of this interim assessment, we recorded the impairment charge. The impairment charge was partially offset by lower overall operating costs and expenses commensurate with the declines in net revenues, combined with various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19.

MGE Niagara Resorts

Revenues

Net revenues totaled $71.3 million for the three months ended March 31, 2020. Net revenues totaled $156.3 million for the six months ended March 31, 2020. We assumed the day-to-day operations of the MGE Niagara Resorts on June 11, 2019. These results reflect the temporary closure of the MGE Niagara Resorts, effective March 18, 2020, following the outbreak of COVID-19. As of the date of the filing of this Quarterly Report on Form 10-Q, the MGE Niagara Resorts remain temporarily closed.

Operating Costs and Expenses

Operating costs and expenses totaled $70.3 million for the three months ended March 31, 2020. Operating costs and expenses totaled $156.6 million for the six months ended March 31, 2020. We assumed the day-to-day operations of the MGE Niagara Resorts on June 11, 2019. These results reflect reduced overall operating costs and expenses due to the temporary closure of the MGE Niagara Resorts, combined with various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19.

Management, Development and Other

Revenues

Net revenues increased by $0.7 million, or 9.0%, to $8.5 million for the three months ended March 31, 2020 compared to $7.8 million in the same period in the prior year. Net revenues increased by $4.0 million, or 29.6%, to $17.5 million for the six months ended March 31, 2020 compared to $13.5 million in the same period in the prior year. These results primarily reflected higher management fees from ilani Casino Resort driven principally by continued improvement in performance at the property prior to the outbreak of COVID-19.

Operating Costs and Expenses

Operating costs and expenses increased by $0.8 million, or 11.3%, to $7.9 million for the three months ended March 31, 2020 compared to $7.1 million in the same period in the prior year. Operating costs and expenses increased by $4.6 million, or 34.8%, to $17.8 million for the six months ended March 31, 2020 compared to $13.2 million in the same period in the prior year. The increases in operating costs and expenses were driven by higher pre-opening costs and expenses associated with Project Inspire and higher development costs and expenses associated with our other domestic and international diversification initiatives.

Corporate

Revenues

Net revenues declined by $0.2 million, or 66.7%, to $0.1 million for the three months ended March 31, 2020 compared to $0.3 million in the same period in the prior year. Net revenues declined by $0.5 million, or 71.4%, to $0.2 million for the six months ended March 31, 2020 compared to $0.7 million in the same period in the prior year. These results were primarily driven by lower revenues generated by our “Play 4 Fun” on-line gaming platform.

Operating Costs and Expenses

Operating costs and expenses declined by $1.3 million, or 18.8%, to $5.6 million for the three months ended March 31, 2020 compared to $6.9 million in the same period in the prior year. Operating costs and expenses declined by $2.0 million, or 13.5%, to $12.8 million for the six months ended March 31, 2020 compared to $14.8 million in the same period in the prior year. These reductions primarily reflected various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19.

Other Expenses

Other expenses declined by $1.5 million, or 4.4%, to $32.9 million for the three months ended March 31, 2020 compared to $34.4 million in the same period in the prior year. Other expenses increased by $1.1 million, or 1.6%, to $68.1 million for the six months ended March 31, 2020 compared to $67.0 million in the same period in the prior year. Other expenses are comprised primarily of interest expense, net of capitalized interest. Interest expense, net of capitalized interest declined by $4.1 million, or 11.7%, to $31.0 million for the three months ended March 31, 2020 compared to $35.1 million in the same period in the prior year. Interest expense, net of capitalized interest declined by $4.7 million, or 6.6%, to $66.4 million for the six months ended March 31, 2020 compared to $71.1 million in the same period in the prior year. The reductions in interest expense, net of capitalized interest were due to the capitalization of interest related to Project Inspire. Weighted average outstanding debt was $2.06 billion and $2.05 billion for the three months and six months ended March 31, 2020, respectively, compared to $1.88 billion and $1.92 billion for the three months and six months ended March 31, 2019, respectively. Weighted average interest rate was 7.0% for the three months and six months ended March 31, 2020 compared to 7.5% and 7.4% for the three months and six months ended March 31, 2019, respectively.

Seasonality

The gaming markets in the Northeastern United States and Niagara Falls, Canada, are seasonal in nature, with peak gaming activities often occurring during the months of May through August. Accordingly, our operating results for the three months and six months ended March 31, 2020 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources

Impact of the COVID-19 Pandemic and Our Response

On March 18, 2020, we announced the temporary suspension of operations at our owned, operated and managed properties to ensure the health and safety of our employees, guests and the surrounding communities in which we operate. As of March 31, 2020, our properties remained closed. The following properties subsequently reopened as follows: (i) Paragon Casino Resort on May 20, 2020, (ii) ilani Casino Resort on May 28, 2020, (iii) Mohegan Sun on June 1, 2020, (iv) Mohegan Sun Pocono on June 22, 2020 and (v) Resorts Casino Hotel on July 2, 2020. As of the date of the filing of this Quarterly Report on Form 10-Q, the MGE Niagara Resorts remain temporarily closed. These business disruptions have had a material adverse impact on our financial condition, results of operations and cash flows.

In response to COVID-19, we completed a series of transactions to ensure maximum financial flexibility, including (i) on March 13, 2020, we drew the remaining balance of our senior secured revolving credit facility, in the amount of approximately $125 million and (ii) on August 28, 2020, we entered into an amendment to our Senior Secured Credit Facilities which, among other things, waived non-compliance with certain of our financial covenants through June 30, 2020 (refer to Note 8).

We also took various actions to reduce costs in an effort to mitigate the operating and financial impact of COVID-19, including (i) furloughing approximately 98% of our workforce immediately following the closure of our properties, of which approximately 50% remain furloughed as of the date of the filing of this Quarterly Report on Form 10-Q; (ii) enacting meaningful compensation reductions to our remaining property and corporate personnel, including executive leadership, during the closure period; (iii) obtaining relief from certain threshold payments otherwise due to the OLG for the duration of the closure of the MGE Niagara Resorts, to be followed by a phased-in approach to such payments thereafter; (iv) obtaining a three month forbearance of gaming tax payments due to Connecticut and Pennsylvania; (v) deferring rental payments due under certain of MGE Niagara's lease agreements; and (vi) executing other substantial reductions in operating expenses, capital expenditures and overall costs.

Liquidity

As of March 31, 2020 and September 30, 2019, we held cash and cash equivalents of $184.9 million and $130.1 million, respectively, of which the MGE Niagara Resorts held $22.7 million and $53.5 million, respectively. Inclusive of letters of credit, which reduce borrowing availability, we had $0.8 million of borrowing capacity under our senior secured revolving facility and line of credit as of March 31, 2020. As a result of the cash based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and impairment charges.

Cash used in operating activities totaled $16.9 million for the six months ended March 31, 2020 compared to cash provided by operating activities of $144.1 million in the same period in the prior year. These results primarily reflected the impact of an approximately $72 million payment received in the same period in the prior year from the Cowlitz Tribal Gaming Authority related to accrued interest on funds previously advanced for the Cowlitz Project, combined with additional working capital requirements associated with the MGE Niagara Resorts. Operating cash flows were also negatively impacted by the temporary closure of our properties due to COVID-19.

Cash used in investing activities totaled $68.2 million for the six months ended March 31, 2020 compared to $5.5 million in the same period in the prior year. The increase in cash used in investing activities primarily reflected the impact of an approximately $32 million payment received in the same period in the prior year from the Cowlitz Tribal Gaming Authority related to funds previously advanced for the Cowlitz Project. The increase in cash used in investing activities also reflected higher capital expenditures.

Cash provided by financing activities totaled $104.6 million for the six months ended March 31, 2020 compared to cash used in financing activities of $76.7 million in the same period in the prior year. The increase in cash provided by financing activities for the six months ended March 31, 2020 was primarily driven by a $171.5 million increase in borrowings. As previously indicated, in response to COVID-19 and to maintain maximum financial flexibility, on March 13, 2020, we drew the remaining balance of our senior secured revolving credit facility, in the amount of approximately $125 million. The remaining borrowings were for general corporate purposes, including working capital requirements associated with the MGE Niagara Resorts.

Amendment to Senior Secured Credit Facilities

On August 28, 2020, the Company entered into an amendment to its Senior Secured Credit Facilities, which, among other things, waived non-compliance with certain of its financial covenants through June 30, 2020 and modified the financial covenants applicable to periods subsequent to June 30, 2020 (refer to Note 8), as described in the tables below.

The Company shall not permit the minimum Fixed Charge Coverage Ratio (as defined under the Senior Secured Credit Facilities) to be less than:

Fiscal Quarters Ending:	During the Financial Covenant Restricted Period
September 30, 2020 and thereafter	1.05:1.00

Fiscal Quarters Ending:	From and after the Financial Covenant Restricted Period
September 30, 2020 and thereafter	1.05:1.00

The Company shall not permit the maximum Total Leverage Ratio (as defined under the Senior Secured Credit Facilities) to be greater than:

Fiscal Quarters Ending:	During the Financial Covenant Restricted Period
September 30, 2020 through March 31, 2021	7.00:1.00
June 30, 2021	6.75:1.00
September 30, 2021	6.50:1.00
December 31, 2021	6.25:1.00
March 31, 2022 and June 30, 2022	5.75:1.00
September 30, 2022 through June 30, 2023	5.50:1.00
September 30, 2023 and each fiscal quarter ending thereafter	5.25:1.00

Fiscal Quarters Ending:	From and after the Financial Covenant Restricted Period
September 30, 2020 through June 30, 2021	6.00:1.00
September 30, 2021 through June 30, 2022	5.75:1.00
September 30, 2022 through June 30, 2023	5.50:1.00
September 30, 2023 and each fiscal quarter ending thereafter	5.25:1.00

The Company shall not permit the maximum Senior Secured Leverage Ratio covenant (as defined under the Senior Secured Credit Facilities) to be greater than:

Fiscal Quarters Ending:	During the Financial Covenant Restricted Period
September 30, 2020 through March 31, 2021	4.75:1.00
June 30, 2021	4.25:1.00
September 30, 2021 through June 30, 2022	4.00:1.00
September 30, 2022 and each fiscal quarter ending thereafter	3.75:1.00

Fiscal Quarters Ending:	From and after the Financial Covenant Restricted Period
September 30, 2020 through June 30, 2021	4.25:1.00
September 30, 2021 through June 30, 2022	4.00:1.00
September 30, 2022 and each fiscal quarter ending thereafter	3.75:1.00

Amendments and Waivers with Respect to MGE Niagara Resorts Credit Facilities

On March 16, 2020, the OLG directed the MGE Niagara Resorts to close due to the ongoing COVID-19 pandemic. On May 15, 2020, MGE Niagara entered into a Limited Waiver with respect to the MGE Niagara Resorts Credit Facilities. The Limited Waiver, among other things, (a) waived the occurrence of an event of default that would have been caused under the MGE Niagara Resorts Credit Facilities due to the closure of the MGE Niagara Resorts for a period of 60 consecutive days or more, and (b) extended the waiver period through June 15, 2020 (the “Initial Waiver Period”). In exchange for the waivers granted under the Limited Waiver, MGE Niagara agreed not to make any request for advances under the MGE Niagara Resorts Credit Facilities during the Initial Waiver Period.

Because the MGE Niagara Resorts were required to continue to remain closed as directed by the OLG through the Initial Waiver Period, MGE Niagara entered into an Amended and Restated Limited Waiver on June 15, 2020 which, among other things, extended the Initial Waiver Period to July 15, 2020 (the “Extended Waiver Period”).

On June 30, 2020, MGE Niagara entered a Second Amended and Restated Limited Waiver (the “Second Waiver”) which, among other things, (a) waived anticipated breaches of certain financial covenants under the MGE Niagara Resorts Credit Facilities as a result of the closure of the MGE Niagara Resorts until July 31, 2020 (the “Covenant Waiver”), (b) waived the requirement for MGE Niagara to deliver a compliance certificate under the MGE Niagara Resorts Credit Facilities for the fiscal quarter ending June 30, 2020 (the “Certificate Waiver”) and (c) extended the Extended Waiver Period to July 31, 2020 (the “Second Extended Waiver Period”). In connection with the Second Waiver, MGE Niagara agreed, among other things, during the Second Extended Waiver Period, to: (a) continue not to make any request for advances under the MGE Niagara Resorts Credit Facilities; (b) an increase in the Applicable Margin (as defined in the MGE Niagara Resorts Credit Facilities) to pricing level 4, a 50 basis point increase over pricing level 3; and (c) not make certain Distributions (as defined in the MGE Niagara Resorts Credit Facilities).

On July 31, 2020, MGE Niagara entered a Third Amended and Restated Limited Waiver (the “Third Waiver”) which, among other things, extended (a) the Covenant Waiver, (b) the Certificate Waiver and (c) the Second Extended Waiver Period to September 30, 2020 (the “Third Extended Waiver Period”). In connection with the Third Waiver, MGE Niagara agreed, among other things, during the Third Extended Waiver Period, to: (a) continue not to make any request for advances under the MGE Niagara Resorts Credit Facilities; (b) replace the Applicable Margin schedule in the MGE Niagara Resorts Credit Facilities, which replacement schedule adds a new pricing level 5 increasing the Applicable Margin by 100 basis points over pricing level 4, and apply pricing level 5 as the current Applicable Margin; (c) require MGE Niagara to maintain minimum liquidity of $15 million; (d) deliver to the Administrative Agent a weekly liquidity report; and (e) refrain from making certain Distributions. MGE also agreed to pay to the lenders an extension fee equal to 10 basis points.

Sufficiency of Resources

We believe that existing cash balances, financing arrangements, the Mohegan Tribe’s recent investment in connection with the Fourth Amendment (refer to Note 8), and operating cash flows, which should benefit from our various actions to reduce costs and encouraging business trends at our reopened properties, will provide us with sufficient resources to meet our existing debt obligations, distributions to the Mohegan Tribe, capital expenditures and working capital requirements, including threshold payments relating to the MGE Niagara Resorts, for at least the next twelve months; however, we can provide no assurance in this regard.

Critical Accounting Policies and Estimates

There has been no material change from the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Other Intangible Assets

Other intangible assets include Mohegan Sun Pocono's various gaming licenses. These intangible assets all have indefinite lives. Intangible assets with indefinite lives are assessed at least annually for impairment by comparing their fair value to their carrying value. However, these intangible assets may be assessed more frequently for impairment if events or changes in circumstances, such as declines in revenues, earnings and cash flows, or material adverse changes in the business climate, indicate that their carrying value may be impaired.

During our second quarter of fiscal 2020, we identified an indicator of impairment on Mohegan Sun Pocono's intangible assets due to COVID-19.

As a result, we revised our cash flow projections to reflect the current business climate, including the uncertainty surrounding the nature, timing and extent of reopening Mohegan Sun Pocono. The estimated fair value of these intangible assets was determined by using discounted cash flow models, which utilized Level 3 inputs. The primary unobservable input utilized in estimating the fair value of these intangible assets was the discount rate, which was 10.5%. As a result of this interim assessment, we recorded an impairment charge related to Mohegan Sun Pocono’s intangible assets of $126.6 million in our second quarter of fiscal 2020.

The evaluation of intangible assets for impairment requires the use of estimates about future cash flows. Such estimates are, by their nature, subjective. Actual results may differ materially from our estimates and could result in impairment charges in the future.

As of March 31, 2020, following the aforementioned impairment charge, Mohegan Sun Pocono's intangible assets totaled $171.9 million, which we believe reflects their estimated fair value. The decline in gaming revenues, a higher weighted average cost of capital utilized for the cash flow valuation and lower operating income growth rates have all lowered the estimated fair value of these intangible assets. Further deterioration in these assumptions could result in the carrying value of these intangible assets exceeding their estimated fair value in the future. In the event that the carrying value of these intangible assets exceeds their fair value in a future period, these intangible assets would be impaired and subject to additional non-cash write-downs, which could have a material adverse impact on our financial condition.

A 1% reduction in the estimated revenue growth rate would decrease the fair value of Mohegan Sun Pocono’s intangible assets by approximately $19.9 million and a 1% increase in the discount rate would decrease the fair value of Mohegan Sun Pocono’s intangible assets by approximately $19.6 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of March 31, 2020, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest on the basis of base rate, Eurodollar rate and Bankers’ Acceptance rate formulas, plus applicable rates, as defined under the credit facilities. Based on our variable rate outstanding debt as of March 31, 2020, a 100 basis point change in average interest rate would impact annual interest expense by approximately $15.0 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the material weakness discussed above. In making our assessment of changes in internal control over financial reporting, we have excluded the MGE Niagara Resorts, which was acquired on June 11, 2019.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There has been no material change from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Item 1A. Risk Factors

There has been no material change from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, except for the following:

The effect of the COVID-19 pandemic on our operations has had a material adverse impact on our businesses, results of operations, liquidity and financial condition, and we expect that it will continue to do so.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including our operations. On March 18, 2020, we announced the temporary suspension of operations at our North American owned, operated and managed properties to ensure the health and safety of our employees, guests and the surrounding communities in which we operate, consistent with directives from various government bodies. . While almost all of our properties have reopened, we cannot predict when our remaining closed properties will be able to reopen or the conditions upon which additional reopenings may occur, and we expect that business disruptions relating to COVID-19 will continue even after all of our owned, operated and managed properties are reopened. The extent to which COVID-19 further impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of COVID-19 or a resurgence, the manner in which our guests, suppliers and other third parties respond to COVID-19, including perception of safety and health measures taken by us, new information which may emerge concerning its severity and the actions to contain it or treat its impact, as well as general economic conditions and consumer confidence.

COVID-19 is a widespread health crisis that could continue to adversely affect our results of operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, we cannot reasonably estimate the extent to which COVID-19 will impact our future financial condition, results of operations and cash flows.

Item 5. Other Information

(a) The information set forth under the caption “Amendment to Senior Secured Credit Facilities” within Note 8 to the Company’s condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
10.1

Separation Agreement, Waiver and Release, dated as of March 21, 2020, by and between the Company and Drew M. Kelley (filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on March 25, 2020 and incorporated by reference herein).*

10.2	Third Amendment to Credit Agreement, dated as of August 13, 2020, by and among the Company, the Tribe, and the other parties signatory thereto (filed herewith).

10.3	Fourth Amendment to Credit Agreement, dated as of August 28, 2020, by and among the Company, the Tribe, and the other parties signatory thereto (filed herewith).

10.4

Limited Waiver, dated as of May 15, 2020, granted by Bank of Montreal, as administrative agent, on behalf of and at the direction of the Required Lenders in favor of MGE Niagara Entertainment Inc. (filed herewith).

10.5

Amended and Restated Limited Waiver, dated as of June 15, 2020, granted by Bank of Montreal, as administrative agent, on behalf of and at the direction of the Required Lenders in favor of MGE Niagara Entertainment Inc. (filed herewith).

10.6

Second Amended and Restated Limited Waiver, dated as of June 30, 2020, granted by Bank of Montreal, as administrative agent, on behalf of and at the direction of the Required Lenders in favor of MGE Niagara Entertainment Inc. (filed herewith).

10.7

Third Amended and Restated Limited Waiver, dated as of July 31, 2020, granted by Bank of Montreal, as administrative agent, on behalf of and at the direction of the Required Lenders in favor of MGE Niagara Entertainment Inc. (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Principal Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer and Acting Principal Financial Officer (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema (filed herewith).

101.CAL	XBRL Taxonomy Calculation Linkbase (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	August 28, 2020	By:	/S/ RALPH JAMES GESSNER JR.
Ralph James Gessner Jr. Chairman and Member, Management Board

Date:	August 28, 2020	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive, Financial and Accounting Officer)