Form 10-Q
period 2020-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2020-08-28
CIK 1005276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

MOHEGAN TRIBAL GAMING AUTHORITY

INDEX TO FORM 10-Q

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2020 and September 30, 2019 (unaudited)	3

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three Months and Nine Months Ended June 30, 2020 and 2019 (unaudited)	4

	Condensed Consolidated Statements of Changes in Capital for the Three Months and Nine Months Ended June 30, 2020 and 2019 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2020 and 2019 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

Signatures.	Mohegan Tribal Gaming Authority	34

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands) (unaudited)

	June 30, 2020	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$149,435	$130,138
Restricted cash and cash equivalents	1,698	4,960
Accounts receivable, net of allowance for doubtful accounts of $15,041 and $11,715, respectively	48,499	52,764
Inventories	17,431	18,248
Due from Ontario Lottery and Gaming Corporation	4,806	10,946
Casino Operating and Services Agreement customer contract asset	8,902	3,004
Other current assets	45,989	47,276
Total current assets	276,760	267,336
Restricted cash and cash equivalents	61,148	145,631
Property and equipment, net	1,480,397	1,520,687
Right-of-use operating lease assets	341,533	—
Other intangible assets, net	327,078	455,265
Casino Operating and Services Agreement customer contract asset, net of current portion	118,841	50,192
Notes receivable	2,514	2,514
Other assets, net	80,899	69,971
Total assets	$2,689,170	$2,511,596
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$77,829	$76,909
Current portion of finance lease obligations	2,291	1,133
Current portion of right-of-use operating lease obligations	14,019	—
Trade payables	23,634	16,672
Accrued payroll	32,387	53,225
Construction payables	46,236	11,888
Accrued interest payable	14,395	19,804
Due to Ontario Lottery and Gaming Corporation	30,353	30,662
Other current liabilities	155,505	174,231
Total current liabilities	396,649	384,524
Long-term debt, net of current portion	1,963,011	1,832,248
Finance lease obligations, net of current portion	28,067	28,561
Right-of-use operating lease obligations, net of current portion	344,100	—
Accrued payroll	868	—
Build-to-suit liability	—	90,292
Other long-term liabilities	33,648	38,538
Total liabilities	2,766,343	2,374,163
Commitments and Contingencies
Capital:
Retained earnings (deficit)	(76,615)	137,124
Accumulated other comprehensive loss	(7,730)	(6,633)
Total capital attributable to Mohegan Tribal Gaming Authority	(84,345)	130,491
Non-controlling interests	7,172	6,942
Total capital	(77,173)	137,433
Total liabilities and capital	$2,689,170	$2,511,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(in thousands) (unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues:
Gaming	$89,379	$235,418	$569,642	$669,172
Food and beverage	3,009	37,171	91,098	105,485
Hotel	2,589	23,794	50,293	68,776
Retail, entertainment and other	12,222	51,224	109,919	131,371
Net revenues	107,199	347,607	820,952	974,804
Operating costs and expenses:
Gaming, including related party transactions of $755, $703, $2,265 and $2,107, respectively	41,834	135,238	330,200	389,872
Food and beverage	5,075	29,080	79,160	81,611
Hotel, including related party transactions of $2,161, $2,161, $6,483 and $6,483, respectively	4,296	12,052	26,611	31,881
Retail, entertainment and other	4,026	22,934	45,178	63,203
Advertising, general and administrative, including related party transactions of $4,517, $10,601, $23,129 and $33,417, respectively	35,672	53,534	172,768	149,664
Corporate, including related party transactions of $1,679, $1,821, $6,060 and $4,655, respectively	7,700	13,839	31,959	38,728
Depreciation and amortization	26,477	22,810	82,847	92,682
Impairment of Mohegan Sun Pocono's intangible assets	—	—	126,596	—
Other, net	2,656	2,910	9,000	6,357
Total operating costs and expenses	127,736	292,397	904,319	853,998
Income (loss) from operations	(20,537)	55,210	(83,367)	120,806
Other income (expense):
Interest income	270	1,149	1,549	5,639
Interest expense, net of capitalized interest	(32,478)	(35,690)	(98,830)	(106,832)
Other, net	120	(254)	(2,904)	(582)
Total other expense	(32,088)	(34,795)	(100,185)	(101,775)
Income (loss) before income tax	(52,625)	20,415	(183,552)	19,031
Income tax benefit (provision)	2,696	(538)	3,016	(730)
Net income (loss)	(49,929)	19,877	(180,536)	18,301
Income attributable to non-controlling interests	(116)	(38)	(209)	(198)
Net income (loss) attributable to Mohegan Tribal Gaming Authority	(50,045)	19,839	(180,745)	18,103
Comprehensive income (loss):
Foreign currency translation adjustment	6,088	(4,041)	(1,076)	(8,346)
Other	—	—	—	44
Other comprehensive income (loss)	6,088	(4,041)	(1,076)	(8,302)
Other comprehensive (income) loss attributable to non-controlling interests	(229)	231	(21)	446
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	5,859	(3,810)	(1,097)	(7,856)
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$(44,186)	$16,029	$(181,842)	$10,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands) (unaudited)

	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Capital Attributable to Mohegan Tribal Gaming Authority	Non- controlling Interests	Total Capital
Balance, March 31, 2020	$(17,989)	$(13,589)	$(31,578)	$6,827	$(24,751)
Net income (loss)	(50,045)	—	(50,045)	116	(49,929)
Foreign currency translation adjustment	—	5,859	5,859	229	6,088
Distributions to Mohegan Tribe	(8,333)	—	(8,333)	—	(8,333)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(248)	—	(248)	—	(248)
Balance, June 30, 2020	$(76,615)	$(7,730)	$(84,345)	$7,172	$(77,173)

Balance, September 30, 2019	$137,124	$(6,633)	$130,491	$6,942	$137,433
Net income (loss)	(180,745)	—	(180,745)	209	(180,536)
Foreign currency translation adjustment	—	(1,097)	(1,097)	21	(1,076)
Distributions to Mohegan Tribe	(32,333)	—	(32,333)	—	(32,333)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(661)	—	(661)	—	(661)
Balance, June 30, 2020	$(76,615)	$(7,730)	$(84,345)	$7,172	$(77,173)

Balance, March 31, 2019	$174,053	$7,016	$181,069	$7,658	$188,727
Net income	19,839	—	19,839	38	19,877
Foreign currency translation adjustment	—	(3,810)	(3,810)	(231)	(4,041)
Distributions to Mohegan Tribe	(15,000)	—	(15,000)	—	(15,000)
Balance, June 30, 2019	$178,892	$3,206	$182,098	$7,465	$189,563

Balance, September 30, 2018	$250,707	$11,062	$261,769	$9,025	$270,794
Cumulative-effect adjustment for the adoption of ASC 606 "Revenue from Contracts with Customers"	(41,575)	—	(41,575)	—	(41,575)
Net income	18,103	—	18,103	198	18,301
Foreign currency translation adjustment	—	(7,900)	(7,900)	(446)	(8,346)
Distributions to Mohegan Tribe	(39,000)	—	(39,000)	—	(39,000)
Distributions to Mohegan Tribe related to the Cowlitz Project	(730)	—	(730)	—	(730)
Redemption of Mohegan Tribe membership interest in the Cowlitz Project	(4,114)	—	(4,114)	(5,886)	(10,000)
Redemption of membership interest related to the New England Black Wolves franchise	(4,499)	—	(4,499)	4,574	75
Other	—	44	44	—	44
Balance, June 30, 2019	$178,892	$3,206	$182,098	$7,465	$189,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2019
Cash flows provided by (used in) operating activities:
Net income (loss)	$(180,536)	$18,301
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	82,847	92,682
Non-cash operating lease expense	9,364	—
Accretion of discounts	857	864
Amortization of discounts and debt issuance costs	13,977	14,619
Provision for losses on receivables	2,676	962
Impairment of Mohegan Sun Pocono's intangible assets	126,596	—
Deferred income tax provision	(3,262)	—
Other, net	2,255	(26)
Changes in operating assets and liabilities, net of effect of the MGE Niagara Resorts acquisition:
Accounts receivable	1,237	(9,023)
Accrued interest on notes receivable related to the Cowlitz Project	—	71,696
Inventories	714	(269)
Due from Ontario Lottery and Gaming Corporation	5,482	—
Casino Operating and Services Agreement customer contract asset	(78,210)	—
Other assets	398	(6,901)
Trade payables	6,672	965
Accrued interest	(5,402)	(9,189)
Due to Ontario Lottery and Gaming Corporation	3,598	—
Operating lease liabilities	(162)	—
Other liabilities	(22,713)	(1,712)
Net cash flows provided by (used in) operating activities	(33,612)	172,969
Cash flows used in investing activities:
Purchases of property and equipment	(104,384)	(52,289)
Acquisition of the MGE Niagara Resorts, net of cash acquired	(1,666)	(72,287)
Proceeds from notes receivable related to the Cowlitz Project	—	32,026
Investment in Mohegan Hotel Holding, LLC	(10,750)	—
Other, net	(1,171)	(12,698)
Net cash flows used in investing activities	(117,971)	(105,248)
Cash flows provided by financing activities:
Senior secured credit facility borrowings - revolving and line of credit	807,525	1,014,972
Senior secured credit facility repayments - revolving and line of credit	(662,525)	(966,972)
Senior secured credit facility repayments - term loans A and B	(37,104)	(51,011)
MGE Niagara Resorts credit facility borrowings - revolving and line of credit	77,537	—
MGE Niagara Resorts credit facility repayments - revolving and line of credit	(51,110)	—
MGE Niagara Resorts credit facility borrowings - term loan	—	75,220
MGE Niagara Resorts credit facility repayments - term loan	(2,770)	—
Proceeds from MGE Niagara Resorts convertible debenture	—	30,088
Other borrowings	2,845	11,335
Other repayments	(14,230)	(6,938)
Payments on finance lease obligations	(1,034)	—
Distributions to Mohegan Tribe	(32,333)	(39,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(661)	(730)
Redemption of Mohegan Tribe membership interest in the Cowlitz Project	—	(10,000)
Payments of financing fees	(34)	(3,256)
Other, net	(1,527)	(1,527)
Net cash flows provided by financing activities	84,579	52,181
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(67,004)	119,902
Effect of exchange rate on cash, cash equivalents, restricted cash and restricted cash equivalents	(1,444)	(6,155)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	280,729	234,626
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$212,281	$348,373
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the condensed consolidated balance sheets:
Cash and cash equivalents	$149,435	$162,066
Restricted cash and cash equivalents, current	1,698	9,321
Restricted cash and cash equivalents, non-current	61,148	176,986
Cash, cash equivalents, restricted cash and restricted cash equivalents	$212,281	$348,373
Supplemental disclosures:
Cash paid for interest	$95,211	$101,393
Non-cash transactions:
Right-of-use operating lease assets	$360,933	$—
Right-of-use operating lease obligations	$361,078	$—
Finance lease assets and obligations	$2,511	$29,140
Construction payables	$46,236	$15,739
Senior secured credit facility reductions	$10,514	$13,296
MGE Niagara Resorts - recognition (derecognition) of build-to-suit asset and liability	$(90,675)	$77,403
MGE Niagara Resorts – recognition of parking license asset and liability	—	5,222
Payment by third-party for interactive gaming license	$—	$8,000

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

The Company’s results for the three months and nine months ended June 30, 2020 are not indicative of operating results expected for the entire fiscal year, particularly given the impact of COVID-19 as discussed above.

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

Revenue disaggregation by geographic location and revenue type for the three months ended June 30, 2020 was as follows (in thousands):

	Connecticut	Pennsylvania	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(MGE Niagara Resorts)	Other
Gaming	$67,966	$10,112	$11,301	$—
Food and beverage	2,779	231	—	(1)
Hotel	2,568	21	—	—
Retail, entertainment and other	4,926	148	45	211
Management and development	—	—	—	6,546
Net revenues	$78,239	$10,512	$11,346	$6,756

Revenue disaggregation by geographic location and revenue type for the three months ended June 30, 2019 was as follows (in thousands):

	Connecticut	Pennsylvania	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(MGE Niagara Resorts)	Other
Gaming	$165,968	$55,199	$14,251	$—
Food and beverage	27,941	5,929	3,391	(90)
Hotel	20,885	2,163	747	(1)
Retail, entertainment and other	36,251	2,102	2,899	406
Management and development	—	—	—	9,626
Net revenues	$251,045	$65,393	$21,288	$9,941

Revenue disaggregation by geographic location and revenue type for the nine months ended June 30, 2020 was as follows (in thousands):

	Connecticut	Pennsylvania	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(MGE Niagara Resorts)	Other
Gaming	$352,946	$107,499	$109,197	$—
Food and beverage	52,734	10,899	27,544	(79)
Hotel	40,491	3,485	6,319	(2)
Retail, entertainment and other	57,689	3,685	24,542	519
Management and development	—	—	—	24,012
Net revenues	$503,860	$125,568	$167,602	$24,450

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

Contract and Contract-related Assets

As of June 30, 2020 and September 30, 2019, contract assets related to the COSA totaled $127.7 million and $53.2 million, respectively.

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

The following table summarizes these liabilities (in thousands):

	June 30, 2020	September 30, 2019
Outstanding gaming chips and slot tickets liability	$6,856	$7,968
Loyalty points deferred revenue liability	35,390	40,968
Patron advances and other liability	18,040	22,312
Total	$60,286	$71,248

As of June 30, 2020 and September 30, 2019, customer contract liabilities related to Mohegan Sun Pocono's revenue sharing agreement with Unibet Interactive Inc. totaled $17.1 million and $18.0 million, respectively, and were primarily recorded within other long-term liabilities.

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

Other intangible assets, net, consisted of the following (in thousands):

	June 30, 2020	September 30, 2019
Mohegan Sun trademark	$119,692	$119,692
Mohegan Sun Pocono slot machine, table game, interactive gaming and sports wagering licenses	171,904	298,500
MGE Niagara Resorts Casino Operating and Services Agreement rights	16,263	16,753
Other	24,981	25,889
Subtotal	332,840	460,834
Less: accumulated amortization	(5,762)	(5,569)
Other intangible assets, net	$327,078	$455,265

Fair Value of Financial Instruments

The Company applies the following fair value hierarchy, which prioritizes the inputs utilized to measure fair value into three levels:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets;
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

The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, receivables and trade payables approximates fair value. The estimated fair values of the Company's long-term debt were as follows (in thousands):

	June 30, 2020
	Carrying Value	Fair Value
Senior secured credit facility - revolving (1)	$247,000	$202,540
Senior secured credit facility - term loan A (1)	237,664	201,812
Senior secured credit facility - term loan B (1)	801,752	665,904
2016 7 7/8% senior unsecured notes (1)	491,618	416,250
MGE Niagara Resorts credit facility - revolving (1)	25,655	25,655
MGE Niagara Resorts credit facility - term loan (1)	68,822	69,635
MGE Niagara Resorts convertible debenture (2)	29,320	29,320
Mohegan Expo credit facility (3)	28,368	29,033
Guaranteed credit facility (3)	30,108	31,063
Redemption note payable (3)	76,629	76,629
Other (3)	3,904	3,904
Long-term debt	$2,040,840	$1,751,745

(1)	Estimated fair values were based on Level 2 inputs (quoted market prices or prices of similar instruments) as of June 30, 2020.
(2)	Estimated fair value was based on Level 3 inputs (changes in market conditions) from date of issuance (June 11, 2019) to June 30, 2020.
(3)	Estimated fair values were based on Level 3 inputs (present value of future payments discounted to carrying value) as of June 30, 2020.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

NOTE 2—NEW ACCOUNTING STANDARDS:

The following accounting standard was adopted during the three months and nine months ended June 30, 2020:

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

Effective October 1, 2019, the Company adopted ASU 2016-02 under a modified retrospective transition approach. Accordingly, comparative information as of September 30, 2019 and for the three months and nine months ended June 30, 2019 has not been restated and continues to be reported under accounting standards in effect for those periods. The Company elected the package of practical expedients included in ASU 2016-02, which allowed it to: (i) not reassess whether any expired or existing contracts contain leases, (ii) not reassess the lease classification for any expired or existing leases and (iii) not reassess the initial direct costs for existing leases. The Company also made an accounting policy election to not recognize leases with an initial term of 12 months or less on its balance sheet. In addition, the Company elected to not separate lease and non-lease components for all significant classes of underlying assets for which the Company is the lessee. For instances in which the Company is the lessor, and the class of underlying asset represents retail space, the Company accounts for both the lease and non-lease components as a single lease component. In all other instances, non-lease components are accounted for separately in accordance with applicable guidance, most commonly ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”.

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

ROU operating and finance lease assets and liabilities are recognized on the respective lease commencement date based on the present value of future lease payments over the expected lease term. An expected lease term includes any option to extend or terminate the lease if it is reasonably certain that the Company will exercise such option. The Company utilizes the incremental borrowing rate (“IBR”) applicable to the lease as determined at the lease commencement date to calculate the present value of future lease payments. The applicable IBR is determined based on the treasury group to which the leasing entity belongs and that group’s estimated interest rate for collateralized borrowings over a similar term as the future lease payments. Upon adoption of ASU 2016-02, the Company utilized IBRs as of October 1, 2019 to determine the present value of the remaining lease payments for operating leases that commenced prior to that date. Operating lease expense for fixed lease payments is recognized on a straight-line basis over the expected lease term. ROU finance lease assets are recorded within property and equipment, net and are amortized on a straight-line basis over the related lease term. As of June 30, 2020, ROU finance lease assets totaled $29.1 million.

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

Information related to weighted average lease terms and discount rates is as follows:

June 30, 2020
Weighted average remaining lease terms (years):
Operating leases	23
Finance leases	18
Weighted average discount rates:
Operating leases (1)	8.02%
Finance leases	5.00%

(1)	The weighted average discount rates for existing operating leases were established upon the adoption of ASU 2016-02 on October 1, 2019.

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The components of lease expense are as follows (in thousands):

	For the	For the
	Three Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2020
Operating lease expense	$9,046	$28,022
Short-term lease expense	2,747	20,297
Variable lease expense	2,354	9,161
Finance lease expense:
Amortization of ROU assets	593	1,806
Interest on lease liabilities	373	1,161
Less: sublease income (1)	(69)	(16,794)
Total	$15,044	$43,653

(1)	Represents income earned by the Company from the rental of hotel, convention or retail space at the MGE Niagara Resorts and the Earth Hotel Tower at Mohegan Sun, both of which are leased properties.

Supplemental cash flow information related to lease liabilities is as follows (in thousands):

For the
Nine Months Ended
June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating lease obligations	$18,820
Payments for interest on finance lease obligations	853
Payments on finance lease obligations	1,034
Total	$20,707

Maturities of ROU lease obligations are as follows (in thousands):

	Operating Leases	Finance Leases
Fiscal years:
2020 (1)	$8,301	$1,452
2021	34,768	3,058
2022	30,481	3,053
2023	29,978	2,862
2024	30,046	2,497
Thereafter	709,346	31,921
Total future lease payments	842,920	44,843
Less: amounts representing interest	(484,801)	(14,812)
Plus: residual values	—	327
Present value of future lease payments	358,119	30,358
Less: current portion of lease obligations	(14,019)	(2,291)
Lease obligations, net of current portion	$344,100	$28,067

(1)	Represents payment obligations from July 1, 2020 to September 30, 2020.

In connection with the acquisition of the MGE Niagara Resorts, the Company committed to enter into a lease agreement with a third-party to lease the Niagara Falls Entertainment Centre. Prior to the adoption of ASU 2016-02, the Company was deemed, for accounting purposes only, to be the owner of this construction project, despite not being the legal owner. Accordingly, the Company capitalized $90.3 million as of September 30, 2019 as a build-to-suit asset within property and equipment, net and recorded a corresponding build-to-suit liability. In connection with the adoption of ASU 2016-02, the Company derecognized the build-to-suit asset and liability in their entirety.

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

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Lease income consists of the following (in thousands):

	For the Three Months Ended June 30, 2020		For the Nine Months Ended June 30, 2020
	Hotel	Retail, Entertainment and Other	Hotel	Retail, Entertainment and Other
Fixed rent	$2,444	$1,299	$29,542	$5,964
Variable rent	—	(96)	—	3,035
Total	$2,444	$1,203	$29,542	$8,999

Future fixed rental income that the Company expects to earn under non-cancelable operating leases, exclusive of amounts under contingent escalated rent clauses, is as follows (in thousands):

Fiscal years:	Operating Leases Fixed Rental Income
2020 (1)	$2,114
2021	7,368
2022	4,926
2023	4,371
2024	3,870
Thereafter	9,498
Total	$32,147

(1)	Represents future fixed rental income from July 1, 2020 to September 30, 2020.

Due to the evolving nature of COVID-19 and the related economic uncertainties, the Company cannot be certain that the contractual future fixed rental income presented above will be realized in their entirety.

The portions of Mohegan Sun, including the Sky Hotel Tower and the Earth Expo & Convention Center, and Mohegan Sun Pocono that are leased to third parties under operating leases are recorded within property and equipment, net as follows (in thousands):

June 30, 2020
Property and equipment, at cost	$486,479
Less: accumulated depreciation	(194,734)
Property and equipment, net	$291,745

As of September 30, 2019, information pertaining to the Company’s leases, as accounted for under prior accounting standards, was as follows:

Capital Leases

Minimum future capital lease payments were as follows (in thousands):

Fiscal years:	Capital Leases
2020	$2,571
2021	2,598
2022	2,598
2023	2,548
2024	2,251
Thereafter	32,832
Total minimum future capital lease payments	45,398
Less: amounts representing interest	(16,031)
Plus: residual values	327
Present value of capital lease obligations	29,694
Less: current portion of capital lease obligations	(1,133)
Capital lease obligations, net of current portion	$28,561

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

On the Closing Date, MGE Niagara completed the Acquisition, assumed the day-to-day operations of the properties under the terms of the COSA and engaged in a series of transactions related thereto, including: (i) a lease agreement with the OLG to lease the Fallsview Casino Resort and related administrative office space, (ii) a lease agreement with a third-party investor to lease Casino Niagara and related license agreements to operate an adjacent parking lot and the right for patrons to use an adjacent parking garage and (iii) a commitment to enter into a lease agreement with a third-party to lease the Niagara Falls Entertainment Centre on a date after the completion of its construction.

On June 5, 2020, MGE Niagara received notice from the landlord of the Niagara Falls Entertainment Centre that construction of the facility had reached substantial completion. Accordingly, pursuant to the terms of the acquisition of the MGE Niagara Resorts, MGE Niagara entered into a lease agreement to lease the facility commencing on August 19, 2020. The lease agreement requires MGE Niagara to make monthly payments of approximately 0.9 million Canadian dollars (approximately $0.7 million as of June 30, 2020) until the end of the lease term on March 31, 2040. This lease is expected to be classified as an operating lease.

As of the Closing Date, the purchase price of the Acquisition was approximately 96 million Canadian dollars (approximately $72 million), net of cash acquired of approximately 57 million Canadian dollars (approximately $43 million). During the nine months ended June 30, 2020, the Company recorded adjustments to the purchase price of the Acquisition totaling 2.2 million Canadian dollars ($1.7 million), net of cash acquired of approximately 518,000 Canadian dollars (approximately $390,000).

MOHEGAN TRIBAL GAMING AUTHORITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

As a result of the temporary suspension of operations that stemmed from Regulation 82/20, the Emergency Management and Civil Protection Act mandated the closure of all places of non-essential business in Ontario. In collaboration with the OLG, the following has been temporarily agreed to for a defined period, subject to further extension(s) on mutual agreement: (i) the continuation of the service provider base fixed fee payments as required by the COSA and (ii) the temporary suspension of the payment of the portion of gaming revenues that represents the threshold, such that threshold payments do not apply during the casino closure period while there are no gaming revenues. MGE Niagara has also agreed with the OLG to work on a graduated and commercially reasonable phase-in of threshold payments to accommodate the extended business ramp up periods once health concerns are curtailed and approvals are obtained to reopen the MGE Niagara Resorts. In addition, in collaboration and cooperation with the OLG, MGE Niagara will work on a casino restart plan to effect the safe, orderly, efficient and commercially reasonable restart of the MGE Niagara Resorts’ operations at the end of the extended casino closure periods. Additionally, MGE Niagara was granted a deferral of rental payments due under certain of its lease agreements.

NOTE 5—LONG-TERM DEBT:

Long-term debt consisted of the following (in thousands):

	June 30, 2020	September 30, 2019
Senior Secured Credit Facility - Revolving	$247,000	$102,000
Senior Secured Credit Facility - Term Loan A, net of discount and debt issuance costs of $2,588 and $4,236, respectively	237,664	263,829
Senior Secured Credit Facility - Term Loan B, net of discount and debt issuance costs of $14,057 and $16,925, respectively	801,752	805,394
2016 7 7/8% Senior Unsecured Notes, net of discount and debt issuance costs of $8,382 and $9,565, respectively	491,618	490,435
MGE Niagara Resorts Credit Facility - Revolving	25,655	—
MGE Niagara Resorts Credit Facility - Term Loan, net of debt issuance costs of $813 and $1,002, respectively	68,822	73,564
MGE Niagara Resorts Convertible Debenture	29,320	30,204
Mohegan Expo Credit Facility, net of debt issuance costs of $665 and $925, respectively	28,368	29,357
Guaranteed Credit Facility, net of debt issuance costs of $955 and $1,191, respectively	30,108	31,840
Redemption Note Payable, net of discount of $17,738 and $23,905, respectively	76,629	81,329
Other	3,904	1,205
Long-term debt	2,040,840	1,909,157
Less: current portion of long-term debt	(77,829)	(76,909)
Long-term debt, net of current portion	$1,963,011	$1,832,248

Senior Secured Credit Facilities - Non-cash Transactions

On June 30, 2020 and 2019, the bank that administers the Company's debt service payments for its Senior Secured Credit Facilities made required principal payments on behalf of the Company totaling $10.5 million and $13.3 million, respectively, but did not accordingly debit the Company's bank account for these payments. As of June 30, 2020 and 2019, the Company reflected these non-cash transactions as reductions to current portion of long-term debt and corresponding increases to other current liabilities. On the respective following banking days, the bank withdrew the payments from the Company's bank account, resulting in reductions to the Company's cash and cash equivalents and other current liabilities.

Debt Covenant Compliance

On August 28, 2020, the Company entered into an amendment to its Senior Secured Credit Facilities which, among other things, waived non-compliance with certain of its financial covenants through June 30, 2020 and modified the financial covenants applicable to periods subsequent to June 30, 2020 (refer to Note 8).

MGE Niagara has entered into a series of amendments to the MGE Niagara Resorts Credit Facilities which, among other things, provided MGE Niagara with relief from certain covenants relating to the closure of its facilities due to COVID-19 (refer to Note 8).

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

The Company's chief operating decision maker currently reviews and assesses the performance and operating results and determines the proper allocation of resources to the Connecticut Facilities, the Pennsylvania Facilities, the MGE Niagara Resorts and the properties managed or under development on a separate basis. Accordingly, the Company now has four separate reportable segments: (i) Mohegan Sun, which includes the operations of the Connecticut Facilities, (ii) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities, (iii) the MGE Niagara Resorts and (iv) management, development and other. The Company's corporate functions, along with any inter-segment activities are disclosed separately in the following segment disclosures to reconcile to consolidated results. The following management, development and other and corporate segment disclosures for the three months and nine months ended June 30, 2019 have been restated to conform to fiscal 2020 presentation.

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net revenues:
Mohegan Sun	$78,239	$251,045	$503,860	$742,115
Mohegan Sun Pocono	10,512	65,393	125,568	187,425
MGE Niagara Resorts	11,346	21,288	167,602	21,288
Management, development and other	6,546	9,839	24,012	23,388
Corporate	210	315	438	981
Inter-segment	346	(273)	(528)	(393)
Total	$107,199	$347,607	$820,952	$974,804
Income (loss) from operations:
Mohegan Sun	$1,692	$48,812	$65,951	$112,788
Mohegan Sun Pocono	(8,888)	10,604	(122,635)	26,010
MGE Niagara Resorts	(9,778)	2,584	(10,163)	2,584
Management, development and other	2,200	(9)	1,871	332
Corporate	(5,749)	(6,566)	(18,360)	(20,693)
Inter-segment	(14)	(215)	(31)	(215)
Total	$(20,537)	$55,210	$(83,367)	$120,806

	For the Nine Months Ended
(in thousands)	June 30, 2020	June 30, 2019
Capital expenditures incurred:
Mohegan Sun	$9,839	$27,344
Mohegan Sun Pocono	3,108	3,892
MGE Niagara Resorts	15,330	1,520
Management, development and other	112,161	25,515
Corporate	483	40
Total	$140,921	$58,311

(in thousands)	June 30, 2020	September 30, 2019
Total assets:
Mohegan Sun	$1,303,857	$1,282,384
Mohegan Sun Pocono	407,536	548,424
MGE Niagara Resorts	520,330	342,821
Management, development and other	429,453	313,458
Corporate	999,508	912,712
Inter-segment	(971,514)	(888,203)
Total	$2,689,170	$2,511,596

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

NOTE 8—SUBSEQUENT EVENTS:

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

The Fourth Amendment also waives the Company’s obligation to comply with its financial covenants for the fiscal quarters ending March 31, 2020, and June 30, 2020, and modifies the financial covenants applicable during the Financial Covenant Restricted Period to provide the Company with greater flexibility in light of the impact of the COVID-19 pandemic on its business, in particular during the March 2020 through May 2020 period, all as set forth in the Fourth Amendment.

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

The summary of certain terms of the Fourth Amendment set forth above is qualified by reference to the full text of the Fourth Amendment, which is filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the Securities and Exchange Commission on August 28, 2020 and incorporated herein by reference. Reference is also made to the full text of the Credit Agreement, which is filed as Exhibit 10.11 to MGE’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the Securities and Exchange Commission on December 20, 2019 and incorporated herein by reference.

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

The summary of certain terms of each of the Limited Waiver, the Amended and Restated Limited Waiver, the Second Waiver, and the Third Waiver set forth above is qualified by reference to the full text of each of the Limited Waiver, the Amended and Restated Limited Waiver, the Second Waiver and the Third Waiver, which are filed as Exhibit 10.4, 10.5, 10.6, and 10.7, respectively, to MGE’s Form 10-Q filed with the Securities and Exchange Commission on August 28, 2020 and incorporated herein by reference. Reference is also made to the full text of the Credit Agreement, dated June 10, 2019, among MGE Niagara Entertainment Inc., the lenders named therein, Bank of Montreal, as administrative agent, and the other parties thereto, which is filed as Exhibit 10.1 to MGE’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2019 and incorporated herein by reference.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

While some of our properties have reopened, we cannot predict when our remaining closed properties will be able to reopen or the conditions upon which additional reopenings may occur. In addition, while we have experienced some level of business disruption, we expect that this disruption will gradually dissipate, and we remain confident in our ability to mitigate the impact of any such disruption through expense management. The impact of COVID-19 on our operations through the date of the filing of this Quarterly Report on Form 10-Q has been significant, though the full extent of the impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of COVID-19 or a resurgence, the manner in which our guests, suppliers and other third parties respond to COVID-19, including perception of safety and health measures taken by us, new information which may emerge concerning its severity and the actions to contain it or treat its impact, as well as general economic condition and consumer confidence. Accordingly, we cannot reasonably estimate the extent to which COVID-19 will further impact our future financial condition, results of operations and cash flows.

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

Our chief operating decision maker currently reviews and assesses the performance and operating results and determines the proper allocation of resources to the Connecticut Facilities, the Pennsylvania Facilities, the MGE Niagara Resorts and the properties managed or under development on a separate basis. Accordingly, we now have four separate reportable segments: (i) Mohegan Sun, which includes the operations of the Connecticut Facilities, (ii) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities, (iii) the MGE Niagara Resorts and (iv) management, development and other. Our corporate functions, along with any inter-segment activities are disclosed separately in the following segment disclosures to reconcile to consolidated results. The following management, development and other and corporate segment disclosures for the three months and nine months ended June 30, 2019 have been restated to conform to fiscal 2020 presentation.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net revenues:
Mohegan Sun	$78,239	$251,045	$503,860	$742,115
Mohegan Sun Pocono	10,512	65,393	125,568	187,425
MGE Niagara Resorts	11,346	21,288	167,602	21,288
Management, development and other	6,546	9,839	24,012	23,388
Corporate	210	315	438	981
Inter-segment	346	(273)	(528)	(393)
Total	$107,199	$347,607	$820,952	$974,804
Income (loss) from operations:
Mohegan Sun	$1,692	$48,812	$65,951	$112,788
Mohegan Sun Pocono	(8888)	10,604	(122,635)	26,010
MGE Niagara Resorts	(9,778)	2,584	(10,163)	2,584
Management, development and other	2,200	(9)	1,871	332
Corporate	(5,749)	(6,566)	(18,360)	(20,693)
Inter-segment	(14)	(215)	(31)	(215)
Total	$(20,537)	$55,210	$(83,367)	$120,806
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$(50,045)	$19,839	$(180,745)	$18,103

The most significant factors and trends that impacted our operating and financial performance were as follows:

•	the outbreak of COVID-19 and the resulting temporary closures of our owned, operated and managed properties;
•	cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19;
•	the acquisition of the MGE Niagara Resorts;
•	competitive gaming markets; and
•	a $126.6 million impairment charge related to Mohegan Sun Pocono's intangible assets.

Mohegan Sun

Revenues

Net revenues declined by $172.8 million, or 68.8%, to $78.2 million for the three months ended June 30, 2020 compared to $251.0 million in the same period in the prior year. Net revenues declined by $238.2 million, or 32.1%, to $503.9 million for the nine months ended June 30, 2020 compared to $742.1 million in the same period in the prior year. The declines in net revenues were principally due to the temporary closure of Mohegan Sun, effective March 18, 2020, following the outbreak of COVID-19. Mohegan Sun reopened to the public on June 1, 2020.

Operating Costs and Expenses

Operating costs and expenses decreased by $125.7 million, or 62.2%, to $76.5 million for the three months ended June 30, 2020 compared to $202.2 million in the same period in the prior year. Operating costs and expenses decreased by $191.4 million, or 30.4%, to $437.9 million for the nine months ended June 30, 2020 compared to $629.3 million in the same period in the prior year. These reductions primarily reflected lower overall operating costs and expenses commensurate with the declines in net revenues, combined with various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19.

Mohegan Sun Pocono

Revenues

Net revenues declined by $54.9 million, or 83.9%, to $10.5 million for the three months ended June 30, 2020 compared to $65.4 million in the same period in the prior year. Net revenues declined by $61.8 million, or 33.0%, to $125.6 million for the nine months ended June 30, 2020 compared to $187.4 million in the same period in the prior year. The declines in net revenues were principally due to the temporary closure of Mohegan Sun Pocono, effective March 18, 2020, following the outbreak of COVID-19. Mohegan Sun Pocono reopened to the public on June 22, 2020.

Operating Costs and Expenses

Operating costs and expenses decreased by $35.4 million, or 64.6%, to $19.4 million for the three months ended June 30, 2020 compared to $54.8 million in the same period in the prior year. Operating costs and expenses increased by $86.8 million, or 53.8%, to $248.2 million for the nine months ended June 30, 2020 compared to $161.4 million in the same period in the prior year. The reduction in operating costs and expenses for the three months ended June 30, 2020 primarily reflected lower overall operating costs and expenses commensurate with the decline in net revenues, combined with various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19. The increase in operating costs and expenses for the nine months ended June 30, 2020 was driven by a $126.6 million impairment charge related to Mohegan Sun Pocono’s various gaming licenses. These intangible assets are not subject to amortization, but are assessed at least annually for impairment by comparing their fair value to their carrying value. However, these intangible assets may be assessed more frequently for impairment if events or changes in circumstances, such as declines in revenues, earnings and cash flows, or material adverse changes in business climate, indicate that their carrying value may be impaired. During our second quarter of fiscal 2020, we identified an indicator of impairment on Mohegan Sun Pocono's intangible assets due to COVID-19. As a result, we revised our cash flow projections to reflect the current business climate, including the uncertainty surrounding the nature, timing and extent of reopening Mohegan Sun Pocono. The estimated fair value of these intangible assets was determined by using discounted cash flow models, which utilized Level 3 inputs. The primary unobservable input utilized in estimating the fair value of these intangible assets was the discount rate, which was 10.5%. As a result of this interim assessment, we recorded the impairment charge.

MGE Niagara Resorts

Revenues

Net revenues totaled $11.3 million for the three months ended June 30, 2020 compared to $21.3 million in the same period in the prior year. Net revenues totaled $167.6 million for the nine months ended June 30, 2020 compared to $21.3 million in the same period in the prior year. We assumed the day-to-day operations of the MGE Niagara Resorts on June 11, 2019. These results also reflect the temporary closure of the MGE Niagara Resorts, effective March 18, 2020, following the outbreak of COVID-19. As of the date of the filing of this Quarterly Report on Form 10-Q, the MGE Niagara Resorts remain temporarily closed.

Operating Costs and Expenses

Operating costs and expenses totaled $21.1 million for the three months ended June 30, 2020 compared to $18.7 million in the same period in the prior year. Operating costs and expenses totaled $177.8 million for the nine months ended June 30, 2020 compared to $18.7 million in the same period in the prior year. We assumed the day-to-day operations of the MGE Niagara Resorts on June 11, 2019. These results also reflect reduced overall operating costs and expenses due to the temporary closure of the MGE Niagara Resorts, combined with various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19.

Management, Development and Other

Revenues

Net revenues declined by $3.3 million, or 33.7%, to $6.5 million for the three months ended June 30, 2020 compared to $9.8 million in the same period in the prior year. Net revenues increased by $0.6 million, or 2.6%, to $24.0 million for the nine months ended June 30, 2020 compared to $23.4 million in the same period in the prior year. The decline in net revenues for the three months ended June 30, 2020 was principally due to the temporary closure of ilani Casino Resort, our managed property, following the outbreak of COVID-19. ilani Casino Resort reopened to the public on May 28, 2020. The increase in net revenues for the nine months ended June 30, 2020 was due to higher management fees from ilani Casino Resort driven by strong performance at the property prior to its temporary closure and subsequent to its reopening.

Operating Costs and Expenses

Operating costs and expenses decreased by $5.5 million, or 56.1%, to $4.3 million for the three months ended June 30, 2020 compared to $9.8 million in the same period in the prior year. Operating costs and expenses decreased by $1.0 million, or 4.3%, to $22.1 million for the nine months ended June 30, 2020 compared to $23.1 million in the same period in the prior year. The decreases in operating costs and expenses were driven by various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19. Operating costs and expenses for the nine months ended June 30, 2020 reflect higher pre-opening costs and expenses associated with Project Inspire.

Corporate

Revenues

Net revenues declined by $0.1 million, or 33.3%, to $0.2 million for the three months ended June 30, 2020 compared to $0.3 million in the same period in the prior year. Net revenues declined by $0.6 million, or 60.0%, to $0.4 million for the nine months ended June 30, 2020 compared to $1.0 million in the same period in the prior year. These results were primarily driven by lower revenues generated by our “Play 4 Fun” on-line gaming platform.

Operating Costs and Expenses

Operating costs and expenses declined by $0.9 million, or 13.0%, to $6.0 million for the three months ended June 30, 2020 compared to $6.9 million in the same period in the prior year. Operating costs and expenses declined by $2.9 million, or 13.4%, to $18.8 million for the nine months ended June 30, 2020 compared to $21.7 million in the same period in the prior year. These reductions primarily reflected various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19.

Other Expenses

Other expenses declined by $2.7 million, or 7.8%, to $32.1 million for the three months ended June 30, 2020 compared to $34.8 million in the same period in the prior year. Other expenses declined by $1.6 million, or 1.6%, to $100.2 million for the nine months ended June 30, 2020 compared to $101.8 million in the same period in the prior year. Other expenses are comprised primarily of interest expense, net of capitalized interest. Interest expense, net of capitalized interest declined by $3.2 million, or 9.0%, to $32.5 million for the three months ended June 30, 2020 compared to $35.7 million in the same period in the prior year. Interest expense, net of capitalized interest declined by $8.0 million, or 7.5%, to $98.8 million for the nine months ended June 30, 2020 compared to $106.8 million in the same period in the prior year. The reductions in interest expense, net of capitalized interest were due to the capitalization of interest related to Project Inspire and lower weighted average interest rate. Weighted average interest rate was 6.4% and 6.9% for the three months and nine months ended June 30, 2020, respectively, compared to 7.5% and 7.4% for the three months and nine months ended June 30, 2019, respectively. Weighted average outstanding debt was $2.12 billion and $2.07 billion for the three months and nine months ended June 30, 2020, respectively, compared to $1.91 billion and $1.92 billion for the three months and nine months ended June 30, 2019, respectively.

Seasonality

The gaming markets in the Northeastern United States and Niagara Falls, Canada, are seasonal in nature, with peak gaming activities often occurring during the months of May through August. Accordingly, our operating results for the three months and nine months ended June 30, 2020 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

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

Liquidity

As of June 30, 2020 and September 30, 2019, we held cash and cash equivalents of $149.4 million and $130.1 million, respectively, of which the MGE Niagara Resorts held $22.7 million and $53.5 million, respectively. Inclusive of letters of credit, which reduce borrowing availability, we had $0.8 million of borrowing capacity under our senior secured revolving facility and line of credit as of June 30, 2020. As a result of the cash based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and impairment charges.

Cash used in operating activities totaled $33.6 million for the nine months ended June 30, 2020 compared to cash provided by operating activities of $173.0 million in the same period in the prior year. The increase in cash used in operating activities was driven by a significant reduction in net income after factoring in non-cash items resulting from the temporary closure of our properties due to COVID-19 and additional working capital requirements associated with the MGE Niagara Resorts, combined with the impact of an approximately $72 million payment received in the same period in the prior year from the Cowlitz Tribal Gaming Authority related to accrued interest on funds previously advanced for the Cowlitz Project.

Cash used in investing activities totaled $118.0 million for the nine months ended June 30, 2020 compared to $105.2 million in the same period in the prior year. The increase in cash used in investing activities primarily reflected higher capital expenditures and the impact of an approximately $32 million payment received in the same period in the prior year from the Cowlitz Tribal Gaming Authority related to funds previously advanced for the Cowlitz Project, partially offset by the acquisition of the MGE Niagara Resorts for $72.3 million in the same period in the prior year.

Cash provided by financing activities totaled $84.6 million for the nine months ended June 30, 2020 compared to $52.2 million in the same period in the prior year. The increase in cash provided by financing activities was primarily driven by increased borrowings to ensure maximum financial flexibility in response to COVID-19, partially offset by the impact of borrowings in the same period in the prior year to fund the acquisition of the MGE Niagara Resorts. The increase in cash provided by financing activities also reflected lower distributions to the Mohegan Tribe, combined with the impact of a $10 million membership interest redemption in the same period in the prior year relating to the Cowlitz Project.

Amendment to Senior Secured Credit Facilities

On August 28, 2020, the Company entered into an amendment to its Senior Secured Credit Facilities, which, among other things waived non-compliance with certain of its financial covenants through June 30, 2020 and modified the financial covenants applicable to periods subsequent to June 30, 2020 (refer to Note 8), as described in the tables below.

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

As of June 30, 2020, following the aforementioned impairment charge, Mohegan Sun Pocono's intangible assets totaled $171.9 million, which we believe reflects their estimated fair value. The decline in gaming revenues, a higher weighted average cost of capital utilized for the cash flow valuation and lower operating income growth rates have all lowered the estimated fair value of these intangible assets. Further deterioration in these assumptions could result in the carrying value of these intangible assets exceeding their estimated fair value in the future. In the event that the carrying value of these intangible assets exceeds their fair value in a future period, these intangible assets would be impaired and subject to additional non-cash write-downs, which could have a material adverse impact on our financial condition.

A 1% reduction in the estimated revenue growth rate would decrease the fair value of Mohegan Sun Pocono’s intangible assets by approximately $19.9 million and a 1% increase in the discount rate would decrease the fair value of Mohegan Sun Pocono’s intangible assets by approximately $19.6 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of June 30, 2020, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest on the basis of base rate, Eurodollar rate and Bankers’ Acceptance rate formulas, plus applicable rates, as defined under the credit facilities. Based on our variable rate outstanding debt as of June 30, 2020, a 100 basis point change in average interest rate would impact annual interest expense by approximately $14.9 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the material weakness discussed above. In making our assessment of changes in internal control over financial reporting, we have excluded the MGE Niagara Resorts, which was acquired on June 11, 2019.

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
10.1

Waiver, dated as of June 11, 2020, by and among The Mohegan Tribal Gaming Authority, The Mohegan Tribe of Indians of Connecticut, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K, filed with the SEC on June 18, 2020 and incorporated by reference herein).

10.2

[Amendment to MGE Niagara Resorts Credit Facilities (filed herewith).]Third Amendment to Credit Agreement, dated as of August 13, 2020, by and among the Company, the Tribe, and the other parties signatory thereto (filed as Exhibit [10.23] to the Mohegan Tribal Gaming Authority’s Form 10-Q, filed with the SEC on August [28], 2020) and incorporated by reference herein.

10.3

Fourth Amendment to Credit Agreement, dated as of August [28], 2020, by and among the Company, the Tribe, and the other parties signatory thereto (filed as Exhibit [10.43] to the Mohegan Tribal Gaming Authority’s Form 10-Q, filed with the SEC on August [28], 2020).

10.4

Limited Waiver, dated as of May 15, 2020, granted by Bank of Montreal, as administrative agent, on behalf of and at the direction of the Required Lenders in favor of MGE Niagara Entertainment Inc. (filed as Exhibit 10.45 to the Mohegan Tribal Gaming Authority’s Form 10-Q, filed with the SEC on August 28, 2020) and incorporated by reference herein.

10.5

Amended and Restated Limited Waiver, dated as of June 15, 2020, granted by Bank of Montreal, as administrative agent, on behalf of and at the direction of the Required Lenders in favor of MGE Niagara Entertainment Inc. (filed as Exhibit 10.56 to the Mohegan Tribal Gaming Authority’s Form 10-Q, filed with the SEC on August 28, 2020).

10.6

Second Amended and Restated Limited Waiver, dated as of June 30, 2020, granted by Bank of Montreal, as administrative agent, on behalf of and at the direction of the Required Lenders in favor of MGE Niagara Entertainment Inc. (filed as Exhibit 10.7 to the Mohegan Tribal Gaming Authority’s Form 10-Q, filed with the SEC on August 28, 2020) and incorporated by reference herein.

10.7

Third Amended and Restated Limited Waiver, dated as of July 31, 2020, granted by Bank of Montreal, as administrative agent, on behalf of and at the direction of the Required Lenders in favor of MGE Niagara Entertainment Inc. (filed as Exhibit 10.78 to the Mohegan Tribal Gaming Authority’s Form 10-Q, filed with the SEC on August 28, 2020) and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Principal Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer and Acting Principal Financial Officer (furnished herewith).

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith).

101.CAL	XBRL Taxonomy Calculation Linkbase (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

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