Form 10-K
period 2020-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2020-12-29
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________
FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements about future events, including, without limitation, information relating to business development activities, as well as capital spending, financing sources, the effects of regulation, including gaming and tax regulation, and increased competition. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. You should review carefully all of the information in this Annual Report on Form 10-K, including the accompanying consolidated financial statements.
In addition to the risk factors described under “Part I. Item 1A. Risk Factors,” the following important factors, among others, could affect our future financial condition or results of operations, causing actual results to differ materially from those expressed in the forward-looking statements:
•the COVID-19 pandemic and the related social and economic disruption, including “stay at home” orders and similar regulations, or decreased interest in attendance at our facilities, and any plans or expectations around the reopening or resumption of operations at any of our facilities;
•the financial performance of our various operations;
•the local, regional, national or global economic climate;
•increased competition, including the expansion of gaming in jurisdictions in which we own or operate gaming facilities;
•our leverage and ability to meet our debt service obligations and maintain compliance with financial debt covenants;
•the continued availability of financing;
•our dependence on existing management;
•our ability to integrate new amenities from expansions to our facilities into our current operations and manage the expanded facilities;
•changes in federal or state tax laws or the administration of such laws;
•changes in gaming laws or regulations, including the limitation, denial or suspension of licenses required under gaming laws and regulations;
•cyber security risks relating to our information technology and other systems, including misappropriation of patron information or other breaches of information security;
•changes in applicable laws pertaining to the service of alcohol, smoking or other amenities offered at our facilities;
•our ability to successfully implement our diversification strategy;
•an act of terrorism;
•our customers' access to inexpensive transportation to our facilities and changes in oil, fuel or other transportation-related expenses;
•unfavorable weather conditions;
•risks associated with operations in foreign jurisdictions;
•failure by our employees, agents, affiliates, vendors or businesses to comply with applicable laws, rules and regulations, including state gaming laws and regulations and anti-bribery laws such as the United States Foreign Corrupt Practices Act, and similar anti-bribery laws in other jurisdictions; and
•fluctuations in foreign currency exchange rates.

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

Item 1.Business.
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
We are primarily engaged in the ownership, operation and development of integrated entertainment facilities, both domestically and internationally. This ownership, operation and development includes the following: (i) ownership and operation of Mohegan Sun, a gaming and entertainment complex located on an approximately 196-acre site in Uncasville, Connecticut, (ii) ownership and operation of Mohegan Sun Pocono, a gaming and entertainment facility located on an approximately 400-acre site in Plains Township, Pennsylvania, (iii) operation of the Niagara Fallsview Casino Resort, Casino Niagara and the 5,000-seat Niagara Falls Entertainment Centre, all in Niagara Falls, Canada (collectively, the “MGE Niagara Resorts”), (iv) development and management of ilani Casino Resort in Clark County, Washington (the “Cowlitz Project”), and development rights to any future development at ilani Casino Resort, (v) management of Resorts Casino Hotel in Atlantic City, New Jersey and ownership of 10% of the casino’s holding company and its subsidiaries, including those conducting or licensing online gaming and retail sports wagering in New Jersey, (vi) management of Paragon Casino Resort in Marksville, Louisiana, (vii) development and construction of an integrated resort and casino project to be located adjacent to the Incheon International Airport in South Korea (“Project Inspire”), (viii) operation of the casino at Virgin Hotels Las Vegas in Las Vegas, Nevada (the “Mohegan Sun Casino at Virgin Hotels Las Vegas”), following the completion of planned renovations, and (ix) development and construction of an integrated resort and casino project to be located near Athens, Greece (“INSPIRE Athens”).
Our principal executive office and mailing address is One Mohegan Sun Boulevard, Uncasville, CT 06382. Our telephone number is (860) 862-8000. Our corporate website address is www.mohegangaming.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as any other information filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act, are made available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We intend to use our corporate website as a regular means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD promulgated by the Securities and Exchange Commission. Such disclosures will be included on our corporate website under the heading “News” or “Financial Information.” Any updates to the list of social media channels we use to announce material information will be posted on the “News” or “Financial Information” page of our corporate website. Accordingly, investors should monitor such portions of our corporate website and social media channels, in addition to following our press releases, SEC filings, public conference calls and webcasts.
Impact of the COVID-19 Pandemic and Our Response
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including our operations. On March 18, 2020, we announced the temporary suspension of operations at our North American owned, operated and managed properties to ensure the health and safety of our employees, guests and the surrounding communities in which we operate, consistent with directives from various government bodies. Following these closures, we reopened our properties as follows: (i) Paragon Casino Resort on May 20, 2020, (ii) ilani Casino Resort on May 28, 2020, (iii) Mohegan Sun on June 1, 2020, (iv) Mohegan Sun Pocono on June 22, 2020 and (v) Resorts Casino Hotel on July 2, 2020. On December 11, 2020, Mohegan Sun Pocono was again temporarily closed due to the current resurgence of COVID-19. As of the date of the filing of this Annual Report on Form 10-K, Mohegan Sun Pocono and the MGE Niagara Resorts remain temporarily closed. Like other integrated resort operators, these business disruptions have had a material adverse impact on our financial condition, results of operations and cash flows.

We cannot predict when our remaining closed properties will be able to reopen or the conditions upon which additional reopenings may occur, and while our reopened properties have experienced some level of continued business disruption, we expect that these disruptions will gradually dissipate, and remain confident in our ability to mitigate the impact of any such disruption through expense management. The impact of COVID-19 on our operations through the date of the filing of this Annual Report on Form 10-K has been significant, though the full extent of its impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of COVID-19 or the extent of the current resurgence of COVID-19, the manner in which our guests, suppliers and other third parties respond to COVID-19, including the perception of safety and health measures taken by us, new information which may emerge concerning the severity of COVID-19 and the actions to contain or treat it, as well as general economic conditions and consumer confidence. Accordingly, we cannot reasonably estimate the extent to which COVID-19 will further impact our future financial condition, results of operations and cash flows.
In response to COVID-19, we completed a series of transactions to ensure maximum financial flexibility, including (i) on March 13, 2020, we drew the remaining balance of our senior secured revolving credit facility, in the amount of approximately $125 million and (ii) on August 28, 2020, we entered into an amendment to our senior secured credit facilities which, among other things, waived non-compliance with certain of our financial covenants through June 30, 2020 and modified the financial covenants applicable to periods subsequent to June 30, 2020.

In March 2020, we also took various actions to reduce costs in an effort to mitigate the operating and financial impact of COVID-19, including (i) furloughing approximately 98% of our workforce immediately following the closure of our properties for the period of such closure, (ii) enacting meaningful compensation reductions to our remaining property and corporate personnel, including executive leadership, during the closure period, (iii) obtaining relief from certain threshold payments otherwise due to the Ontario Lottery and Gaming Corporation for the duration of the closure of the MGE Niagara Resorts, to be followed by a phased-in approach to such payments thereafter, (iv) obtaining a three month forbearance of gaming tax payments due to Connecticut and Pennsylvania, (v) deferring rental payments due under certain of MGE Niagara's lease agreements and (vi) executing other substantial reductions in operating expenses, capital expenditures and overall costs. In addition, in November 2020, we implemented a reduced hours initiative in an effort to align staffing levels with a recent reduction in business volumes.

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
    Domestically, we developed Mohegan Sun into a full-scale entertainment and destination resort and further strengthened our presence in the Northeastern United States gaming market with the acquisition of Mohegan Sun Pocono. Our domestic gaming portfolio also includes the management of Resorts Casino Hotel and Paragon Casino Resort, as well as the development and management of ilani Casino Resort and the operation of the Mohegan Sun Casino at Virgin Hotels Las Vegas. We have also taken significant steps in our diversification efforts internationally with the recent acquisition of the MGE Niagara Resorts and the development of Project Inspire.

Our Properties

Property	Location	Opening Year	Casino Square Footage	Slot Machines	Table Games	Hotel Rooms	Food & Beverage and Retail Outlets	Primary Entertainment Venue (Seats)
Owned
Mohegan Sun	Uncasville, CT	1996	300,000	4,200	260	1,560	81	10,000
Mohegan Sun Pocono	Wilkes-Barre, PA	2006	95,000	1,800	65	240	16	1,500
Resorts Casino Hotel (1)	Atlantic City, NJ	1978	80,000	1,500	70	940	22	1,250
Managed
ilani Casino Resort	La Center, WA	2017	105,000	2,500	75	NA	13	2,550
Paragon Casino Resort	Marksville, LA	1995	105,000	1,000	30	530	5	2,500
Mohegan Sun Casino at Virgin Hotels Las Vegas	Las Vegas, NV	2021	60,000	650	50	1,500	12	4,250
International
Niagara Fallsview Casino Resort	Niagara Falls, ON	2004	135,000	3,000	130	370	24	5,000
Casino Niagara	Niagara Falls, ON	1996	80,000	1,400	50	NA	4	NA
Project Inspire	Incheon, South Korea	2023	155,000	700	160	1,250	70	15,000
INSPIRE Athens (2)	Athens, Greece	2025	160,000	2,000	200	1,100	50	10,000
			1,275,000	18,750	1,090	7,490	297	52,050
_________
(1)10% ownership.
(2)Assumes 65% ownership.

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

Mohegan Sun Casino at Virgin Hotels Las Vegas
We will operate the more than 60,000-square-foot Mohegan Sun Casino at Virgin Hotels Las Vegas following its anticipated opening in 2021. The integrated resort is a strategic alliance between the Curio Collection by Hilton, Virgin Hotels and JC Hospitality, LLC, the latter of which is currently redeveloping the former Hard Rock Hotel and Casino under the Virgin Hotels brand, which will include the Mohegan Sun Casino at Virgin Hotels Las Vegas. The integrated resort, including the Mohegan Sun Casino at Virgin Hotels Las Vegas, will compete primarily with resorts and casinos in Las Vegas.
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
Project Inspire
    In February 2016, we were awarded pre-approval for a foreigner-only gaming license to be issued upon completion of the construction of Project Inspire. In August 2016, we entered into an agreement with the Incheon International Airport Authority for the long-term lease and development of approximately 4.4 million square meters of land located directly adjacent to Terminal 2 of the Incheon International Airport in South Korea. The casino resort phase of Project Inspire is planned to open in late-2022. Project Inspire will compete with another casino resort located in Incheon and several other smaller casino-only operations located in downtown Seoul.
INSPIRE Athens
In October 2020, our joint venture was selected by the Hellenic Gaming Commission as the provisional contractor to develop the first integrated resort and casino in Greece at the Hellinikon, a large multi-purpose development project near Athens on the Athenian Riviera.
Seasonality
The gaming markets in the Northeastern United States and Niagara Falls, Canada, are seasonal in nature, with peak gaming activities often occurring during the months of May through August.
Mohegan Tribe of Indians of Connecticut
General
The Mohegan Tribe has lived in a cohesive community for hundreds of years in what is today southeastern Connecticut. The Mohegan Tribe became a federally-recognized Indian tribe in 1994 and currently has approximately 2,250 members, of which approximately 1,400 are of voting age.
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
Government Regulation
General
Our operations at Mohegan Sun are subject to certain federal, state and tribal laws applicable to both general commercial relationships with Indians and specific to Indian gaming and the management and financing of Indian casinos. Our operations at Mohegan Sun Pocono are also subject to Pennsylvania laws and regulations applicable to harness racing, simulcasting, slot machine, table gaming, interactive online gaming and sports wagering. The following description of the regulatory environment in which gaming takes place and in which we operate is only a summary and not a complete recitation of all applicable law. Moreover, since this regulatory environment is susceptible to changes in public policy considerations, it is impossible to predict how particular provisions will be interpreted, from time to time, or whether they will remain intact. Changes in such laws could have a material adverse impact on our operations. See Part I. Item 1A. Risk Factors to this Annual Report on Form 10-K.
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
Pennsylvania Racing Regulations
Our harness racing operation at Mohegan Sun Pocono is subject to extensive regulation under the Pennsylvania Racing Act. Under that law, as amended in 2016, the previously separate thoroughbred and standardbred commissions were combined under the jurisdiction of the Pennsylvania State Horse Racing Commission (the "PSHRC"), which is responsible for, among other things:
•granting permission annually to maintain racing licenses and schedule races;
•approving, after a public hearing, the opening of additional OTWs and racetracks;
•approving simulcasting activities;
•licensing all officers, directors, racing officials and certain other employees of a company; and
•approving all contracts entered into by a company affecting racing, pari-mutuel wagering, phone/internet wagering and OTW operations, including online gaming and sports wagering.
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

Pennsylvania Gaming Regulations
Our slot machine and table game operations at Mohegan Sun Pocono are subject to extensive regulation under the Pennsylvania Gaming Act. Under that law, as amended, the Pennsylvania Gaming Control Board (the "PGCB"), is responsible for, among other things:
•issuing and renewing slot machine licenses and table game certificates;
•approving, after a public hearing, the granting of additional slot machine licenses or table game certificates (to the extent allowed under the Pennsylvania Gaming Act);
•licensing all officers, directors, principals and certain other employees and vendors of a company with gaming operations;
•approving certain contracts entered into by a company affecting gaming operations; and
•implementing latest gaming expansion legislation signed by the Governor of Pennsylvania in October 2017.
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
Included in OLG’s objects are:
•To develop, undertake, organize, conduct and manage gaming on behalf of the Province of Ontario.
•To provide for the operation of gaming sites.
•To ensure gaming and gaming sites are conducted, managed and operated in accordance with the Criminal Code (Canada), the OLG Act and the Gaming Control Act, 1992 (the “GCA”) and the regulations made under them.
•To provide for the operation of any business that OLG considers to be reasonably related to gaming operations, including any business that offers goods and services to persons who participate in gaming.
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
With respect to casino gaming such as carried out at MGE Niagara Resorts, the AGCO’s overarching regulatory objective is to ensure that all such gaming is operated within the law and with honesty and integrity and in the broader public interest. The agency undertakes a number of key activities to fulfill its regulatory mandate including:
•Conducting eligibility assessments and registering operators, suppliers and gaming assistants who work in or supply the casino sector;
•Testing, approving and monitoring slot machines and gaming management systems;
•Establishing standards and requirements for the conduct, management and operation of lottery schemes, gaming sites and related businesses;
•Inspecting, auditing and monitoring casinos for compliance with the GCA and its regulation, licence/registration requirements and the standards and requirements established by the Registrar of Alcohol, Gaming and Racing;
•Approving rules of play or changes to the rules of play for games conducted and managed by the OLG;

•Excluding persons from accessing gaming sites pursuant to the GCA; and
•Maintaining Ontario Provincial Police Casino Enforcement operations and presence to support a safe and secure environment at all gaming sites.
Human Capital
The competitive advantage that sets us apart is rooted in the long-standing tradition of the Mohegan Tribe - the Spirit of Aquai. This centuries-old guiding philosophy infuses our everyday lives with four key principles that truly define who we are and how we treat each other - welcoming, mutual respect, cooperation and building relationships. Living by these Mohegan Tribe principles and always striving to live up to our core values, we have created a unique culture at Mohegan Gaming & Entertainment that provides a strong, secure, solid foundation for future endeavors and a culture that is built on traditional principles in sync with modern values, not just for today’s successes, but for tomorrow’s growth.
This spirit of positivity lays the foundation for many long and special relationships with employees and guests, and is the bedrock of our human capital strategy. Delivering gaming and entertainment experiences in locations across the United States and Canada, with targeted expansion into Asia and Europe, our human capital is the reason for our long-term success.
We are also committed to the theory of the Service Profit Chain, which proposes that taking care of employees leads to employees taking care of guests which results in a more profitable business. Based on the 30% increase in our Guest Experience scores over the past 7 years, this commitment is having a positive impact recognized by our guests.
We aim to attract, retain and develop diverse and high quality talent who can emulate the Spirit of Aquai. To support these objectives, we have designed human resources programs to:
•Enhance the company culture through employee experiences, policies and practices aimed at making the workplace more healthy, diverse and inclusive;
•Align leader and team member behaviors to our purpose, deliver exceptional customer experiences and drive business success;
•Facilitate talent acquisition and mobility to create a high-performing and diverse workforce;
•Reward employees through competitive pay and benefits;
•Develop employees at all levels through effective learning strategies focused on new skills required to support operational excellence; and
•Evolve and invest in technology and other resources that enable employees to work more effectively.

Overall Statistics
As of September 30, 2020, we employed approximately 11,000 people comprised of approximately 70% full time and 30% seasonal, part time, and on-call employees worldwide. This was about a 10% decrease from the 12,000 employees we had on September 30, 2019 and reflects the significant impact of the COVID-19 pandemic on our business.
Due to the current economic climate and changing environment in which we are operating, we have generated efficiencies in our staffing, including limiting hiring to critical business roles, reducing work hours, redeployment of staff, and initiating furloughs. The number of employees who were furloughed in fiscal 2020 was more than is typical and fluctuated based on the government restrictions on casino, hotel and restaurant capacity and the resulting changing needs of the business and operations.
The approximate number of employees as of September 30, 2020 by location was as follows: Mohegan Sun: 5,790; Mohegan Sun Pocono: 1,035; and MGE Niagara Resorts: 4,015 (of which approximately 95% are on furlough). Certain employees at Mohegan Sun Pocono are represented under collective bargaining agreements between Downs Racing and either the International Union of Operating Engineers Local Union 542C or Teamsters Local No. 401. The agreement with Local Union 542C expires on March 31, 2023 and relates to equipment and heavy equipment operators. The agreement with Local No. 401 expires on January 31, 2022 and relates to truck drivers and maintenance employees.
Of the employees at MGE Niagara Resorts, approximately 175 are represented under a collective bargaining agreement between Unifor Canada and Complex Services Inc. (d/b/a Casino Niagara and Niagara Fallsview Casino Resort). This agreement expires March 28, 2021 and relates to employees classified as security officers. Negotiations will begin in January for a new agreement.
We have experienced no material interruptions of operations due to disputes with our employees.

Diversity and Inclusion
We believe that a diverse and inclusive workforce produces better overall decision-making for employees and guests, which benefits the organization. In hiring decisions, we look for appropriate skills as well as diversity of the team and candidate to ensure that we are including an appropriate mix of race, gender and other factors in hiring, promoting and succession planning decisions. Ongoing diversity and inclusion initiatives from committees to training and communication campaigns build awareness of the rich diversity of our team members and customers. We also sponsor a vocational inclusion program for individuals with disabilities or other disadvantages. Since 2012, over 500 individuals have participated in this program and over 85% of graduates have successfully been hired by Mohegan Sun.
We have received multiple forms of recognition for our employment practices. Awards include:
•2020 Best-In-State Employer - Forbes/Statista
•Canada Best Employers 2019 - Forbes/Statista
•Top 10 in Best Workplaces for Diversity 2019 - Fortune Magazine
•Employer of the Year 2019 - Viability
•Top Employer Hamilton/Niagara 2020 (10th consecutive year)
•2019 Business that Gives Back Award GNCC - Women in Business Award

A diverse and inclusive vendor base is also important in meeting our diversity and inclusion goals. Therefore, we have put plans in place to track the diversity of vendors and support inclusion of vendors with minority or female ownership on preferred vendor lists.

Talent Acquisition, Development and Retention
Hiring, developing and retaining employees is critically important to our operations. We focus on creating experiences and programs that attract new hires and foster growth, performance and retention. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except key personnel, our Connecticut operations are obligated to give first preference to qualified members of The Mohegan Tribe, and then to enrolled members of other Indian tribes.
Creating opportunities to help employees grow and build their careers is a priority for us. We sponsor numerous training, education, apprenticeships and development programs to enhance leadership and managerial capability, expand skillsets, drive guest satisfaction and support the Spirit of Aquai. In 2020, these programs helped transition some furloughed employees into new positions. The corporate office has also begun offering development courses on various topics such as reading financial statements and the basics of contracts to expand our employees’ knowledge base. Succession planning at all sites has been completed to identify talent risk, gaps and high potential employees for development.

Compensation, Benefits, Safety and Wellness
In addition to offering market competitive salaries and wages, we offer comprehensive health and retirement benefits to eligible full-time and part-time employees. The core health and welfare benefits are supplemented with discount programs for health-related goods and services, a variety of voluntary benefits and paid time off programs. We also partner with Yale New Haven Health to provide medical treatment to the employees in the Connecticut location at low out-of-pocket costs, provide an onsite pharmacy and offer employees access to health and nutritional counselors free of charge. The core health plan provides low cost telehealth services as well as free mental and behavioral health resources, including on-demand access to an Employee Assistance Program (EAP) for employees and their dependents. Pre-pandemic, we also offered on-site dry cleaning services and operated an employee fitness center. With the COVID pandemic, we have begun offering mental, physical and financial wellness workshops to help employees better manage stress and anxiety.

With the Mohegan Tribe Safety Department, we use a proactive approach to managing workplace safety and health based on incident management, inspections, job safety analysis and safety meetings. This approach has led to almost a 20% decrease in incidents in the Connecticut location alone over the last two years. We also provide training in emergency evacuation, active shooter, blood borne pathogens, hazard communications and back safety.

In addition, the pandemic provided an opportunity to demonstrate our commitment to guests and staff. To better minimize the impact of COVID, we installed infrared air treatment processors in the casinos in addition to hand sanitizer and cleaning wipes stations, plexi-glass dividers and proper signage for CDC guideline distancing and other reminders. We also installed temperature check stations at all entrances to monitor all guests and staff who enter the facilities and instituted mandatory face mask wearing, unless the guest/staff member is eating. Stringent absence management protocols are in place to ensure transmission risk is controlled. Significant training and communication efforts reinforce the critical importance of all health and safety measures. The Tribal Health Council for Mohegan Sun in Connecticut has also issued regular guidelines regarding COVID that exceed those of the CDC and has managed testing and quarantining procedures for the staff.

Technology and Other Resources
We offer and maintain various apps and systems to communicate with and engage our employees. There are also daily email blasts to inform employees of what is happening in the casinos and various other resources to enable all employees to stay connected and enhance the guest experience. In response to COVID, we partnered with PwC to introduce a contact tracing app for all staff, which reduces the time to advise employees if they have been exposed to someone with a positive COVID test result.

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
We currently have and will continue to have a substantial amount of indebtedness. As of September 30, 2020, our debt totaled approximately $2 billion.
Our substantial indebtedness could have significant adverse effects on our business. Such adverse effects could include, without limitation, the following:
•making it more difficult for us to satisfy our debt service obligations;
•increasing our vulnerability to adverse economic, industry and competitive conditions;
•requiring us to dedicate a substantial portion of our cash flows from operations towards debt repayment, thereby reducing the availability of our cash flows to fund working capital requirements, capital expenditures and other general operating requirements;
•limiting our flexibility in planning for, or reacting to, changes in our business and the gaming industry, which may place us at a disadvantage compared to our competitors with stronger liquidity positions, thereby negatively affecting our results of operations and ability to meet our financial obligations;
•restricting us from exploring or taking advantage of business opportunities;
•placing us at a competitive disadvantage compared to our competitors with less indebtedness; and
•limiting, along with the financial and other restrictive covenants of our outstanding indebtedness, our ability to borrow additional funds for working capital requirements, capital expenditures, acquisitions, investments, debt service requirements, execution of our business strategy or other general operating requirements on satisfactory terms or at all.
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
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop requiring banks to submit LIBOR rates after 2021. As a result, LIBOR will be discontinued after 2021 and contracts and hedging relationships that use LIBOR as a reference rate will have to be modified to allow for an alternative benchmark rate. Although our senior secured credit facilities provide for application of successor rates based on prevailing market conditions, it is not currently possible to predict the effect of any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.
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
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including our operations. On March 18, 2020, we announced the temporary suspension of operations at our North American owned, operated and managed properties to ensure the health and safety of our employees, guests and the surrounding communities in which we operate, consistent with directives from various government bodies. While most of our properties have reopened, we cannot predict when our remaining closed properties will be able to reopen or the conditions upon which additional reopenings may occur, and we expect that business disruptions relating to COVID-19 will continue even after all of our owned, operated and managed properties are reopened. The extent to which COVID-19 further impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of COVID-19 or the extent of the current resurgence of COVID-19, the manner in which our guests, suppliers and other third parties respond to COVID-19, including perception of safety and health measures taken by us, new information which may emerge concerning its severity and the actions to contain it or treat its impact, as well as general economic conditions and consumer confidence.

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
We depend on revenues generated from hotels at our various properties, together with revenues generated from other portions of the facility, to meet our financial obligations and fund our operations. Revenues generated from our hotels are primarily subject to conditions affecting our gaming operations, but are also subject to the lodging industry in general, and as a result, our financial performance and cash flows may be affected not only by the conditions in the gaming industry, but also by those in the lodging industry. Some of these conditions are as follows:
•changes in the local, regional or national economic climate, including economic recessions;
•changes in local conditions such as an oversupply of hotel properties;
•decreases in the level of demand for hotel rooms and related services;
•the attractiveness of our hotels to patrons and competition from comparable hotels;
•cyclical over-building in the hotel industry;
•changes in travel patterns;
•public health concerns affecting public accommodations or travel generally or regionally;
•changes in room rates and increases in operating costs due to inflation and other factors; and
•the periodic need to repair and renovate our hotels.
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
Our senior secured credit facilities and the indentures to which we are a party contain customary operating and financial restrictions that limit our discretion on various business matters. These restrictions include, among other things, covenants limiting our ability to:
•incur additional indebtedness;
•pay dividends or make other distributions;
•make certain investments;
•use assets as security in other transactions;
•sell certain assets or merge with or into another person;
•grant liens;
•make capital expenditures; and
•enter into transactions with affiliates.
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
In addition, our indentures place certain limitations on our ability to incur indebtedness. Under these indentures, we are generally able to incur indebtedness that otherwise may be restricted, provided we meet a minimum fixed charge coverage ratio, as defined. If we were to fall below the minimum fixed charge coverage ratio, our ability to incur additional indebtedness could be limited and subject to other applicable exceptions contained in the indentures, and the options available to us to refinance our existing indebtedness could be restricted. At September 30, 2020, we were below the minimum fixed charge coverage ratio.
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
Notwithstanding the foregoing, we can provide no assurance that:
•any environmental reports or studies prepared with respect to these sites, or any other properties owned or operated by us, revealed all environmental liabilities;
•prior owners or tenants did not create any material environmental condition not presently known to us that may be discovered in the future;
•future laws, ordinances or regulations will not impose any material environmental liability with regard to existing conditions or operations; or
•a material environmental condition does not otherwise exist on any site.
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
In accordance with authoritative guidance issued by the Financial Accounting Standards Board pertaining to intangible assets, we assess our intangible assets at least annually for impairment by comparing their fair value to their carrying value. Fair value is estimated utilizing a discounted cash flow method. During our second quarter of fiscal 2020, we identified an indicator of impairment on Mohegan Sun Pocono's intangible assets due to COVID-19. As a result, we revised our cash flow projections to reflect the current business climate, including the uncertainty surrounding the nature, timing and extent of reopening Mohegan Sun Pocono. The estimated fair value of these intangible assets was determined by using discounted cash flow models, which utilized Level 3 inputs. The primary unobservable input utilized in estimating the fair value of these intangible assets was the discount rate, which was 10.5%. As a result of this interim assessment, we recorded an impairment charge related to Mohegan Sun Pocono’s intangible assets of $126.6 million in our second quarter of fiscal 2020. As of September 30, 2020, we assessed our intangible assets for impairment and determined that no further impairment existed. The evaluation of intangible assets for impairment requires the use of estimates about future cash flows to determine the estimated fair value of the reporting unit. Such estimates are, by their nature, subjective. Actual results may differ materially from our estimates and could result in impairment charges in the future. In the event that the carrying value of our intangible assets exceeds their fair value in a future period, the intangible assets would be impaired and subject to a non-cash write-down, which could have a material adverse impact on our financial condition. We describe the process for testing intangible assets for impairment and the results of our testing for fiscal 2020 more thoroughly within Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Critical Accounting Policies and Estimates to this Annual Report on Form 10-K.

We are subject to risks associated with doing business outside of the United States.
With the MGE Niagara Resorts, Project Inspire and other potential projects outside of the United States, we have operations outside of the United States that are subject to risks that are inherent in conducting business under non-United States laws, regulations and customs. In particular, the risks associated with the MGE Niagara Resorts, Project Inspire or other operations that we may engage in other foreign jurisdictions, include:
•changes in laws and policies that govern operations of companies in Canada, South Korea or other foreign jurisdictions;
• changes in non-United States government programs;
•possible failure by our employees or agents to comply with anti-bribery laws such as the United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
•general economic conditions and policies in such jurisdictions, including restrictions on travel and currency movements;
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
Mohegan Sun Pocono
Mohegan Sun Pocono is located on an approximately 400-acre site in Plains Township, Pennsylvania. We also own an OTW facility located in Lehigh Valley (Allentown), Pennsylvania.
MGE Niagara Resorts
We are the service provider for the Niagara Fallsview Casino Resort, Casino Niagara and the Niagara Falls Entertainment Centre, all in Niagara Falls, Canada. We have entered into lease arrangements for these properties which expire on March 31, 2040. Niagara Fallsview Casino Resort is located on an approximately 21-acre site, located on Fallsview Boulevard, overlooking both the Horseshoe (Canadian) and American Falls. Casino Niagara is located on an approximately 11-acre site, located on Falls Avenue.

Item 3. Legal Proceedings.
    In July 2017, the Mohegan Tribe and the State of Connecticut entered into an agreement to amend the Mohegan Compact and the MOU with regard to the proposed joint and exclusive ownership by the Mohegan Tribe and MPT of a proposed off-reservation casino in East Windsor, Connecticut. In August 2017, that agreement, along with a substantially similar agreement between the MPT and the State of Connecticut, were submitted to the United States Secretary of the Interior for approval pursuant to IGRA and its implementing regulations. In September 2017, the United States Secretary of the Interior returned both agreements without approving or disapproving them. In November 2017, the State of Connecticut, joined by the Mohegan Tribe and the MPT, filed suit in United States District Court for the District of Columbia to compel the United States Secretary of the Interior to publish notice of approval. In June 2018, the Department of the Interior published notice in the Federal Register that no action had been taken on the amendments in the agreement between the Mohegan Tribe and the State of Connecticut within the prescribed 45 days and that the amendments were therefore deemed approved under IGRA. By stipulation, the Mohegan Tribe and its related claims in the federal lawsuit were subsequently dismissed. In March 2019, the Department of the Interior published notice of approval of the MPT amendments. In August 2019, a lawsuit was filed in federal court by a gaming operator in a neighboring state against the United States Department of the Interior, the Secretary and other staff, challenging those approvals. In October 2019, the federal defendants moved to dismiss, and the Mohegan Tribe, State of Connecticut and MPT filed to intervene in that lawsuit. The motions to intervene have been granted and various motions to dismiss remain pending.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
We have not issued or sold any equity securities.

Item 6. Selected Financial Data.
    The following selected consolidated financial and operating data for the five-year period ended September 30, 2020 are derived from our audited financial statements and should be read in conjunction with Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and related notes beginning on page F-1 and the other financial information to this Annual Report on Form 10-K.

	As of or for the Fiscal Years Ended September 30,
(in thousands)	2020	2019	2018	2017	2016
Operating Results:
Net revenues	$1,114,962	$1,388,810	$1,355,632	$1,380,003	$1,334,794
Income (loss) from operations (1)	$(33,217)	$136,462	$244,534	$257,235	$261,143
Other expenses, net (2)	(135,493)	(137,809)	(112,451)	(180,818)	(128,066)
Income (loss) before income tax	(168,710)	(1,347)	132,083	76,417	133,077
Income tax benefit (provision)	6,694	(1,029)	(475)	—	—
Net income (loss)	(162,016)	(2,376)	131,608	76,417	133,077
Income attributable to non-controlling interests	(139)	(169)	(1,054)	(972)	(427)
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$(162,155)	$(2,545)	$130,554	$75,445	$132,650
Other Data:
Interest expense, net of capitalized interest	$134,925	$144,130	$126,653	$114,319	$136,194
Capital expenditures incurred	$176,674	$80,994	$122,802	$101,533	$48,962
Net cash flows provided by (used in) operating activities	$48,212	$200,399	$214,710	$234,236	$201,384
Balance Sheet Data:
Total assets	$2,707,188	$2,511,596	$2,312,119	$2,235,681	$2,227,962
Long-term debt and finance leases, net of current portions	$1,922,864	$1,860,809	$1,740,923	$1,576,078	$1,656,073
 __________
(1)Income (loss) from operations includes a $126.6 million impairment charge related to Mohegan Sun Pocono's intangible assets in fiscal 2020 and a $39.5 million impairment charge related to Mohegan Sun Pocono's goodwill in fiscal 2019.
(2)Other expenses, net include loss on modification and early extinguishment of debt of $74.9 million in fiscal 2017. Other expenses, net also include interest expense, net of capitalized interest.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with Item 1. Business, Item 6. Selected Financial Data and our consolidated financial statements and related notes beginning on page F-1 to this Annual Report on Form 10-K.
For a discussion of our results of operations comparison for the fiscal years ended 2019 and 2018, refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, filed with the Securities and Exchange Commission on December 20, 2019.
Impact of the COVID-19 Pandemic and Our Response
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including our operations. On March 18, 2020, we announced the temporary suspension of operations at our North American owned, operated and managed properties to ensure the health and safety of our employees, guests and the surrounding communities in which we operate, consistent with directives from various government bodies. Following these closures, we reopened our properties as follows: (i) Paragon Casino Resort on May 20, 2020, (ii) ilani Casino Resort on May 28, 2020, (iii) Mohegan Sun on June 1, 2020, (iv) Mohegan Sun Pocono on June 22, 2020 and (v) Resorts Casino Hotel on July 2, 2020. On December 11, 2020, Mohegan Sun Pocono was again temporarily closed due to the current resurgence of COVID-19. As of the date of the filing of this Annual Report on Form 10-K, Mohegan Sun Pocono and the MGE Niagara Resorts remain temporarily closed. Like other integrated resort operators, these business disruptions have had a material adverse impact on our financial condition, results of operations and cash flows.

We cannot predict when our remaining closed properties will be able to reopen or the conditions upon which additional reopenings may occur, and while our reopened properties have experienced some level of continued business disruption, we expect that these disruptions will gradually dissipate, and remain confident in our ability to mitigate the impact of any such disruption through expense management. The impact of COVID-19 on our operations through the date of the filing of this Annual Report on Form 10-K has been significant, though the full extent of its impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of COVID-19 or the extent of the current resurgence of COVID-19, the manner in which our guests, suppliers and other third parties respond to COVID-19, including the perception of safety and health measures taken by us, new information which may emerge concerning the severity of COVID-19 and the actions to contain or treat it, as well as general economic conditions and consumer confidence. Accordingly, we cannot reasonably estimate the extent to which COVID-19 will further impact our future financial condition, results of operations and cash flows.
In response to COVID-19, we completed a series of transactions to ensure maximum financial flexibility, including (i) on March 13, 2020, we drew the remaining balance of our senior secured revolving credit facility, in the amount of approximately $125 million and (ii) on August 28, 2020, we entered into an amendment to our senior secured credit facilities which, among other things, waived non-compliance with certain of our financial covenants through June 30, 2020 and modified the financial covenants applicable to periods subsequent to June 30, 2020.

In March 2020, we also took various actions to reduce costs in an effort to mitigate the operating and financial impact of COVID-19, including (i) furloughing approximately 98% of our workforce immediately following the closure of our properties for the period of such closure, (ii) enacting meaningful compensation reductions to our remaining property and corporate personnel, including executive leadership, during the closure period, (iii) obtaining relief from certain threshold payments otherwise due to the Ontario Lottery and Gaming Corporation for the duration of the closure of the MGE Niagara Resorts, to be followed by a phased-in approach to such payments thereafter, (iv) obtaining a three month forbearance of gaming tax payments due to Connecticut and Pennsylvania, (v) deferring rental payments due under certain of MGE Niagara's lease agreements and (vi) executing other substantial reductions in operating expenses, capital expenditures and overall costs. In addition, in November 2020, we implemented a reduced hours initiative in an effort to align staffing levels with a recent reduction in business volumes.

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
In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements- Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the entity’s financial statements are issued. In this connection, we note that certain tranches of our senior secured credit facilities mature on October 13, 2021. We have determined that we will need to refinance these near-term maturities in order to meet the debt obligations at maturity, and we expect that without such a refinancing it is probable we will not have sufficient liquidity to meet those debt obligations, and we may not be able to satisfy our financial covenants under the senior secured credit facilities. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements are issued. If we are not able to refinance our near-term maturities, we would need to seek additional sources of liquidity and/or obtain waivers or amendments under the senior secured credit facilities. However, we can provide no assurance that we will be successful in these pursuits. If we are unable to obtain such liquidity and/or waivers or amendments, we would be in default under the senior secured credit facilities, which may result in cross-defaults under our other outstanding indebtedness. If such defaults or cross-defaults were to occur, it would allow our lenders to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. If such acceleration were to occur, we can provide no assurance that we would be able to obtain the financing necessary to repay such accelerated indebtedness.

As discussed above, our operations were adversely impacted by COVID-19. It was the first time that we completely suspended our operations for any period of time or opened to the public in a limited capacity. We have undertaken several proactive measures to ensure maximum financial flexibility and to mitigate the operating and financial impact of COVID-19. However, there is continued uncertainty surrounding the evolving nature of COVID-19 and its impact on our operations. As a result, we are unable to predict our future operating results with reasonable certainty. If we are unable to (i) execute our business plan, (ii) sufficiently offset declines in revenues with appropriate cost reductions or (iii) execute certain cost containment initiatives, we may not have sufficient liquidity to meet distributions to the Mohegan Tribe, capital expenditures and working capital requirements.
Our consolidated financial statements and related notes beginning on page F-1 to this Annual Report on Form 10-K have been prepared on a basis that assumes we will continue as a going concern and, accordingly, do not include any adjustments relating to the realization of assets and satisfaction of liabilities and commitments that may be necessary should we be unable to continue as a going concern.
Results of Operations
Summary Operating Results
    The following table summarizes our results on a segment basis (in thousands):

	For the Fiscal Years Ended September 30,
				Variance	Percentage Variance
	2020	2019	2018	20 vs. 19	20 vs. 19
Net revenues:
Mohegan Sun	$715,674	$992,043	$1,068,892	$(276,369)	(27.9)%
Mohegan Sun Pocono	181,160	251,054	265,691	(69,894)	(27.8)%
MGE Niagara Resorts	180,025	112,525	—	67,500	60.0%
Management, development and other	37,189	33,349	19,806	3,840	11.5%
Corporate	741	1,001	1,483	(260)	(26.0)%
Inter-segment	173	(1,162)	(240)	1,335	N.M.
Total	$1,114,962	$1,388,810	$1,355,632	$(273,848)	(19.7)%
Income (loss) from operations:
Mohegan Sun	$128,449	$156,276	$230,890	$(27,827)	(17.8)%
Mohegan Sun Pocono (1)	(115,073)	(5,253)	37,541	(109,820)	N.M.
MGE Niagara Resorts	(24,676)	7,368	—	(32,044)	N.M.
Management, development and other	1,585	1,152	(686)	433	37.6%
Corporate	(23,439)	(22,161)	(23,211)	(1,278)	(5.8)%
Inter-segment	(63)	(920)	—	857	93.2%
Total	$(33,217)	$136,462	$244,534	$(169,679)	(124.3)%
Net income (loss) attributable to Mohegan Tribal Gaming Authority (1)	$(162,155)	$(2,545)	$130,554	$(159,610)	N.M.
_________
(1)Includes a $126.6 million impairment charge related to Mohegan Sun Pocono's intangible assets in fiscal 2020 and a $39.5 million impairment charge related to Mohegan Sun Pocono's goodwill in fiscal 2019.
N.M. - Not Meaningful.

The most significant factors and trends that impacted our operating and financial performance in fiscal 2020 were as follows:
•the outbreak of COVID-19 and the resulting temporary closures of our owned, operated and managed properties;
•    cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19;
•     the acquisition of the MGE Niagara Resorts;
•     competitive gaming markets; and
•     a $126.6 million impairment charge related to Mohegan Sun Pocono's intangible assets.
The most significant factors and trends that impacted our operating and financial performance in fiscal 2019 were as follows:
•increasingly competitive gaming markets;
•lower gaming volumes;
•lower overall table game hold percentage;
•a stronger entertainment calendar at Mohegan Sun;
•higher management fees earned;
•the acquisition of the MGE Niagara Resorts;
•a $39.5 million impairment charge related to Mohegan Sun Pocono's goodwill;
•higher depreciation expense; and
•higher interest expense.
Mohegan Sun
Revenues
    Net revenues declined by $276.3 million, or 27.9%, to $715.7 million for the fiscal year ended September 30, 2020 compared to $992.0 million in the prior fiscal year. The decline in net revenues was principally due to the temporary closure of Mohegan Sun in March following the outbreak of COVID-19, combined with capacity restrictions subsequent to reopening.
Operating Costs and Expenses
    Operating costs and expenses declined by $248.6 million, or 29.7%, to $587.2 million for the fiscal year ended September 30, 2020 compared to $835.8 million in the prior fiscal year. This reduction primarily reflected lower overall operating costs and expenses commensurate with the decline in net revenues, combined with various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19.
Mohegan Sun Pocono
Revenues
    Net revenues declined by $69.9 million, or 27.8%, to $181.2 million for the fiscal year ended September 30, 2020 compared to $251.1 million in the prior fiscal year. The decline in net revenues was principally due to the temporary closure of Mohegan Sun Pocono in March following the outbreak of COVID-19, combined with capacity restrictions subsequent to reopening.
Operating Costs and Expenses
Operating costs and expenses increased by $39.9 million, or 15.6%, to $296.2 million for the fiscal year ended September 30, 2020 compared to $256.3 million in the prior fiscal year. The increase in operating costs and expenses was driven by a $126.6 million impairment charge in our second quarter of fiscal 2020 related to Mohegan Sun Pocono’s various gaming licenses, partially offset by various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19. Mohegan Sun Pocono’s gaming licenses are not subject to amortization, but are assessed at least annually for impairment by comparing their fair value to their carrying value. However, these intangible assets may be assessed more frequently for impairment if events or changes in circumstances, such as declines in revenues, earnings and cash flows, or material adverse changes in business climate, indicate that their carrying value may be impaired. During our second quarter of fiscal 2020, we identified an indicator of impairment on Mohegan Sun Pocono's intangible assets due to COVID-19. As a result, we revised our cash flow projections to reflect the current business climate, including the uncertainty surrounding the nature, timing and extent of reopening Mohegan Sun Pocono. The estimated fair value of these intangible assets was determined by using discounted cash flow models, which utilized Level 3 inputs. The primary unobservable input utilized in estimating the fair value of these intangible assets was the discount rate, which was 10.5%. As a result of this interim assessment, we recorded the impairment charge.

MGE Niagara Resorts
Revenues
    Net revenues totaled $180.0 million for the fiscal year ended September 30, 2020 compared to $112.5 million in the prior fiscal year. We assumed the day-to-day operations of the MGE Niagara Resorts on June 11, 2019. These results also reflect the closure of the MGE Niagara Resorts on March 18, 2020, following the outbreak of COVID-19. As of the date of the filing of this Annual Report on Form 10-K, the MGE Niagara Resorts remain closed.
Operating Costs and Expenses
    Operating costs and expenses totaled $204.7 million for the fiscal year ended September 30, 2020 compared to $105.2 million in the prior fiscal year. We assumed the day-to-day operations of the MGE Niagara Resorts on June 11, 2019. These results also reflect reduced overall operating costs and expenses due to the temporary closure of the MGE Niagara Resorts, combined with various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19.
Management, Development and Other
Revenues
    Net revenues increased by $3.9 million, or 11.7%, to $37.2 million for the fiscal year ended September 30, 2020 compared to $33.3 million in the prior fiscal year. The increase in net revenues was due to higher management fees from ilani Casino Resort driven by strong performance at the property prior to its temporary closure following the outbreak of COVID-19 and subsequent to its reopening. ilani Casino Resort was temporary closed on March 16, 2020 and reopened to the public on May 28, 2020.
Operating Costs and Expenses
Operating costs and expenses increased by $3.4 million, or 10.6%, to $35.6 million for the fiscal year ended September 30, 2020 compared to $32.2 million in the prior fiscal year. The increase in operating costs and expenses was primarily driven by higher pre-opening costs and expenses associated with Project Inspire.
Corporate
Revenues
Net revenues declined by $0.3 million, or 30.0%, to $0.7 million for the fiscal year ended September 30, 2020 compared to $1.0 million in the prior fiscal year. The decrease in net revenues was primarily driven by lower revenues generated by our “Play 4 Fun” on-line gaming platform.
Operating Costs and Expenses
Operating costs and expenses increased by $1.0 million, or 4.3%, to $24.2 million for the fiscal year ended September 30, 2020 compared to $23.2 million in the prior fiscal year. The increase in operating costs and expenses primarily reflected higher professional and consulting fees, partially offset by various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19.
Other Expenses
Other expenses declined by $2.3 million, or 1.7%, to $135.5 million for the fiscal year ended September 30, 2020 compared to $137.8 million in the prior fiscal year. The decline in other expenses was primarily driven by a reduction in interest expense, net of capitalized interest, partially offset by lower interest income. Other expenses are comprised primarily of interest expense, net of capitalized interest. Interest expense, net of capitalized interest decreased by $9.2 million, or 6.4%, to $134.9 million for the fiscal year ended September 30, 2020 compared to $144.1 million in the prior fiscal year. The reduction in interest expense, net of capitalized interest was due to the capitalization of interest related to Project Inspire and lower weighted average interest rate. Weighted average interest rate was 6.8% for the fiscal year ended September 30, 2020 compared to 7.4% in the prior fiscal year. Weighted average outstanding debt was $2.08 billion for the fiscal year ended September 30, 2020 compared to $1.94 billion in the prior fiscal year.
Liquidity and Capital Resources
Impact of the COVID-19 Pandemic and Our Response
On March 18, 2020, we announced the temporary suspension of operations at our owned, operated and managed properties to ensure the health and safety of our employees, guests and the surrounding communities in which we operate, consistent with directives from various government bodies. Following these closures, we reopened our properties as follows: (i) Paragon Casino Resort on May 20, 2020, (ii) ilani Casino Resort on May 28, 2020, (iii) Mohegan Sun on June 1, 2020, (iv) Mohegan Sun Pocono on June 22, 2020 and (v) Resorts Casino Hotel on July 2, 2020. On December 11, 2020, Mohegan Sun Pocono was again temporarily closed due to the current resurgence of COVID-19. As of the date of the filing of this Annual Report on Form 10-K, Mohegan Sun Pocono and the MGE Niagara Resorts remain temporarily closed. These business disruptions have had a material adverse impact on our financial condition, results of operations and cash flows.

    In response to COVID-19, we completed a series of transactions to ensure maximum financial flexibility, including (i) on March 13, 2020, we drew the remaining balance of our senior secured revolving credit facility, in the amount of approximately $125 million and (ii) on August 28, 2020, we entered into an amendment to our senior secured credit facilities which, among other things, waived non-compliance with certain of our financial covenants through June 30, 2020 and modified the financial covenants applicable to periods subsequent to June 30, 2020.

    In March 2020, we also took various actions to reduce costs in an effort to mitigate the operating and financial impact of COVID-19, including (i) furloughing approximately 98% of our workforce immediately following the closure of our properties for the period of such closure, (ii) enacting meaningful compensation reductions to our remaining property and corporate personnel, including executive leadership, during the closure period, (iii) obtaining relief from certain threshold payments otherwise due to the Ontario Lottery and Gaming Corporation for the duration of the closure of the MGE Niagara Resorts, to be followed by a phased-in approach to such payments thereafter, (iv) obtaining a three month forbearance of gaming tax payments due to Connecticut and Pennsylvania, (v) deferring rental payments due under certain of MGE Niagara's lease agreements and (vi) executing other substantial reductions in operating expenses, capital expenditures and overall costs. In addition, in November 2020, we implemented a reduced hours initiative in an effort to align staffing levels with a recent reduction in business volumes.
Liquidity
As of September 30, 2020 and 2019, we held cash and cash equivalents of $112.7 million and $130.1 million, respectively, of which the MGE Niagara Resorts held $15.1 million and $53.5 million, respectively. Inclusive of letters of credit, which reduce borrowing availability, we had $50.8 million of borrowing capacity under our senior secured revolving facility and line of credit as of September 30, 2020. As a result of the cash based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and impairment charges.
    Cash provided by operating activities declined by $152.2 million, or 75.9%, to $48.2 million for the fiscal year ended September 30, 2020 compared to $200.4 million in the prior fiscal year. The reduction in cash provided by operating activities was driven by a significant reduction in net income after factoring in non-cash items resulting from the temporary closure of our properties due to COVID-19 and additional working capital requirements associated with the MGE Niagara Resorts, combined with the impact of a $74.6 million payment received in the prior fiscal year from the Cowlitz Tribal Gaming Authority related to accrued interest on funds previously advanced to ilani Casino Resort.
Cash provided by operating activities declined by $14.3 million, or 6.7%, to $200.4 million for the fiscal year ended September 30, 2019 compared to $214.7 million in the prior fiscal year. The decrease in cash provided by operating activities was primarily driven by a reduction in net income after factoring in non-cash items and higher working capital requirements, including additional working capital requirements associated with the MGE Niagara Resorts. These results were partially offset by the receipt of $74.6 million from the Cowlitz Tribal Gaming Authority related to accrued interest on funds previously advanced to ilani Casino Resort.
Cash used in investing activities increased by $29.8 million, or 20.8%, to $173.4 million for the fiscal year ended September 30, 2020 compared to $143.6 million in the prior fiscal year. The increase in cash used in investing activities primarily reflected higher capital expenditures and the impact of an approximately $32 million payment received in the prior fiscal year from the Cowlitz Tribal Gaming Authority related to funds previously advanced to ilani Casino Resort, partially offset by the acquisition of the MGE Niagara Resorts for $72.3 million in the prior fiscal year.
Cash used in investing activities decreased by $1.2 million, or 0.8%, to $143.6 million for the fiscal year ended September 30, 2019 compared to $144.8 million in the prior fiscal year. The decline in cash used in investing activities was primarily driven by lower capital expenditures and the receipt of approximately $32 million from the Cowlitz Tribal Gaming Authority related to funds previously advanced to ilani Casino Resort, partially offset by the acquisition of the MGE Niagara Resorts for $72.3 million.

Cash used in financing activities totaled $14.4 million for the fiscal year ended September 30, 2020 compared to cash provided by financing activities of $2.0 million in the prior fiscal year. These results primarily reflected the payment of transaction costs associated with the fourth amendment to our senior secured credit facilities and the impact of borrowings in the prior fiscal year to fund the acquisition of the MGE Niagara Resorts, partially offset by additional borrowings under our senior secured revolving credit facility in the current fiscal year to fund losses incurred during the suspension of our operations due to COVID-19.
Cash provided by financing activities totaled $2.0 million for the fiscal year ended September 30, 2019 compared to cash used in financing activities of $84.0 million in the prior fiscal year. These results primarily reflected the impact of a $106.7 million membership interest redemption relating to Project Inspire in the prior fiscal year. Cash provided by financing activities for the fiscal year ended September 30, 2019 reflects additional borrowings to fund the acquisition of the MGE Niagara Resorts.
Amendment to Senior Secured Credit Facilities
On August 28, 2020, we entered into a fourth amendment to our senior secured credit facilities (the “Fourth Amendment”). Pursuant to the Fourth Amendment, we will, during the period beginning on August 28, 2020, and ending upon the achievement of certain financial ratios specified in the Fourth Amendment (such period, the “Financial Covenant Restricted Period”), be subject to, among other things: (i) a minimum liquidity covenant that requires cash and cash equivalents and available borrowings under our revolving facility to be at least $70.0 million as of the last day of each calendar month, (ii) a covenant that requires us be in pro forma compliance with such minimum liquidity covenant in order to make any interest payment on our 2016 7 7/8% senior unsecured notes and (iii) certain additional reporting covenants.
The Fourth Amendment also waives our obligation to comply with our financial covenants for the fiscal quarters ending March 31, 2020 and June 30, 2020, and modifies the financial covenants applicable during the Financial Covenant Restricted Period to provide us with greater flexibility in light of the impact of COVID-19 on our business, in particular during the March 2020 through May 2020 period, all as set forth in the Fourth Amendment.
In addition, the Fourth Amendment provides that, commencing on August 24, 2020: (i) loans under our term loan A facility will bear interest at either an adjusted LIBOR rate or a base rate, in each case, plus an applicable margin equal to 6.125% per annum for adjusted LIBOR rate loans and 5.125% per annum for base rate loans, and (ii) loans under our term loan B facility will bear interest at either an adjusted LIBOR rate or a base rate, in each case, plus an applicable margin equal to 6.375% per annum for adjusted LIBOR rate loans and 5.375% per annum for base rate loans, provided that the applicable rate for loans under the term loan B facility are subject to certain ratings-based step downs and “most-favored-nation” protections as set forth in the Fourth Amendment. The Fourth Amendment also provides for a 1.00% per annum LIBOR floor applicable to adjusted LIBOR rate loans under the term loan A facility and a 0.75% per annum LIBOR floor applicable to adjusted LIBOR rate loans under the revolving facility. Lastly, the Fourth Amendment: (i) carves out COVID-19 related effects from certain terms of the senior secured credit facilities and (ii) makes certain other changes to the covenants and other provisions of the senior secured credit facilities.

In accordance with the Fourth Amendment, our minimum fixed charge coverage ratio (as defined under the senior secured credit facilities) must not be less than:

Fiscal Quarters Ending:	During the Financial Covenant Restricted Period
December 31, 2020 and thereafter	1.05:1.00

Fiscal Quarters Ending:	From and After the Financial Covenant Restricted Period
December 31, 2020 and thereafter	1.05:1.00

In accordance with the Fourth Amendment, our maximum total leverage ratio (as defined under the senior secured credit facilities) must not be greater than:

Fiscal Quarters Ending:	During the Financial Covenant Restricted Period
December 31, 2020 and March 31, 2021	7.00:1.00
June 30, 2021	6.75:1.00
September 30, 2021	6.50:1.00
December 31, 2021	6.25:1.00
March 31, 2022 and June 30, 2022	5.75:1.00
September 30, 2022 through June 30, 2023	5.50:1.00
September 30, 2023 and thereafter	5.25:1.00

Fiscal Quarters Ending:	From and After the Financial Covenant Restricted Period
December 31, 2020 through June 30, 2021	6.00:1.00
September 30, 2021 through June 30, 2022	5.75:1.00
September 30, 2022 through June 30, 2023	5.50:1.00
September 30, 2023 and thereafter	5.25:1.00
In accordance with the Fourth Amendment, our maximum senior secured leverage ratio covenant (as defined under the senior secured credit facilities) must not be greater than:

Fiscal Quarters Ending:	During the Financial Covenant Restricted Period
December 31, 2020 and March 31, 2021	4.75:1.00
June 30, 2021	4.25:1.00
September 30, 2021 through June 30, 2022	4.00:1.00
September 30, 2022 and thereafter	3.75:1.00

Fiscal Quarters Ending:	From and After the Financial Covenant Restricted Period
December 31, 2020 through June 30, 2021	4.25:1.00
September 30, 2021 through June 30, 2022	4.00:1.00
September 30, 2022 and thereafter	3.75:1.00
Amendment to Line of Credit
On November 18, 2020, we entered into a third amendment to our line of credit and a first amendment to our autoborrow service agreement pursuant to which the line of credit was amended to: (i) reduce the Facility Limit (as defined under the line of credit) from $25.0 million to $20.0 million and (ii) add a 0.75% per annum LIBOR floor.

Amendments and Waivers with Respect to MGE Niagara Resorts Credit Facilities
    On March 16, 2020, the Ontario Lottery and Gaming Corporation (the “OLG”) directed the MGE Niagara Resorts to close due to COVID-19. On May 15, 2020, MGE Niagara entered into a Limited Waiver (the “Limited Waiver”) with respect to the MGE Niagara Resorts Credit Facilities. The Limited Waiver, among other things: (i) waived the occurrence of an event of default that would have been caused under the MGE Niagara Resorts Credit Facilities due to the closure of the MGE Niagara Resorts for a period of 60 consecutive days or more and (ii) extended the waiver period through June 15, 2020 (the “Initial Waiver Period”). In exchange for the waivers granted under the Limited Waiver, MGE Niagara agreed not to make any request for advances under the MGE Niagara Resorts Credit Facilities during the Initial Waiver Period.

Because the MGE Niagara Resorts were required to continue to remain closed as directed by the OLG through the Initial Waiver Period, MGE Niagara entered into an Amended and Restated Limited Waiver (the “Amended and Restated Limited Waiver”) on June 15, 2020 which, among other things, extended the Initial Waiver Period to July 15, 2020 (the “Extended Waiver Period”).

On June 30, 2020, MGE Niagara entered into a Second Amended and Restated Limited Waiver (the “Second Waiver”) which, among other things: (i) waived anticipated breaches of certain financial covenants under the MGE Niagara Resorts Credit Facilities as a result of the closure of the MGE Niagara Resorts until July 31, 2020 (the “Covenant Waiver”), (ii) waived the requirement for MGE Niagara to deliver a compliance certificate under the MGE Niagara Resorts Credit Facilities for the fiscal quarter ending June 30, 2020 (the “Certificate Waiver”) and (iii) extended the Extended Waiver Period to July 31, 2020 (the “Second Extended Waiver Period”). In connection with the Second Waiver, MGE Niagara agreed, among other things, during the Second Extended Waiver Period, to: (i) continue not to make any request for advances under the MGE Niagara Resorts Credit Facilities, (ii) an increase in the Applicable Margin (as defined under the MGE Niagara Resorts Credit Facilities)

to pricing level 4, a 50 basis point increase over pricing level 3 and (iii) not make certain Distributions (as defined under the MGE Niagara Resorts Credit Facilities).

On July 31, 2020, MGE Niagara entered into a Third Amended and Restated Limited Waiver (the “Third Waiver”) which, among other things, extended: (i) the Covenant Waiver, (ii) the Certificate Waiver and (iii) the Second Extended Waiver Period to September 30, 2020 (the “Third Extended Waiver Period”). In connection with the Third Waiver, MGE Niagara agreed, among other things, during the Third Extended Waiver Period, to: (i) continue not to make any request for advances under the MGE Niagara Resorts Credit Facilities, (ii) replace the Applicable Margin schedule in the MGE Niagara Resorts Credit Facilities, which replacement schedule adds a new pricing level 5 increasing the Applicable Margin by 100 basis points over pricing level 4 and apply pricing level 5 as the current Applicable Margin, (iii) require MGE Niagara to maintain minimum liquidity of 15.0 million Canadian dollars, (iv) deliver to the administrative agent a weekly liquidity report and (v) refrain from making certain Distributions (as defined under the MGE Niagara Resorts Credit Facilities).

On September 30, 2020, MGE Niagara entered into a Fourth Amended and Restated Limited Waiver (the “Fourth Waiver”) which, among other things: (i) waived anticipated breaches of certain financial covenants under the MGE Niagara Resorts Credit Facilities as a result of the closure of the MGE Niagara Resorts until November 30, 2020, (ii) waived the requirement for MGE Niagara to deliver (a) compliance certificates under the MGE Niagara Resorts Credit Facilities for the fiscal quarters ending June 30, 2020 and September 30, 2020 and (b) an annual business plan for the year ending March 31, 2020 and (iii) extended the waiver of the occurrence of an event of default that would have been caused under the MGE Niagara Resorts Credit Facilities due to the closure of the MGE Niagara Resorts, through November 30, 2020 (the “Extended Waiver Period”).

In connection with the Fourth Waiver, MGE Niagara agreed, among other things, during the Extended Waiver Period, to: (i) continue not to make any request for advances under the MGE Niagara Resorts Credit Facilities, (ii) continue pricing under the MGE Niagara Resorts Credit Facilities at pricing level 5, which increased the Applicable Margin (as defined under the MGE Niagara Resorts Credit Facilities) by 100 basis points over pricing level 4, (iii) continue to require MGE Niagara to maintain minimum liquidity of 15.0 million Canadian dollars, (iv) continue to deliver to the administrative agent a weekly liquidity report and (v) refrain from making certain Distributions (as defined under the MGE Niagara Resorts Credit Facilities).

On November 30, 2020, MGE Niagara entered into a Fifth Amended and Restated Limited Waiver (the “Fifth Waiver”) which, among other things: (i) waived anticipated breaches of certain financial covenants under the MGE Niagara Resorts Credit Facilities as a result of the closure of the MGE Niagara Resorts until March 31, 2021, (ii) waived the requirement for MGE Niagara to deliver (a) compliance certificates under the MGE Niagara Resorts Credit Facilities for the fiscal quarters ending June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021 and (b) an annual business plan for the year ending March 31, 2020 and (iii) extended the waiver of the occurrence of an event of default that would have been caused under the MGE Niagara Resorts Credit Facilities due to the closure of the MGE Niagara Resorts, through March 31, 2021 (the “Extended Waiver Period”).

In connection with the Fifth Waiver, MGE Niagara agreed, among other things, during the Extended Waiver Period, to: (i) continue not to make any request for advances under the MGE Niagara Resorts Credit Facilities, (ii) continue pricing under the MGE Niagara Resorts Credit Facilities at pricing level 5, (iii) continue to require MGE Niagara to maintain minimum liquidity of 15.0 million Canadian dollars, (iv) continue to deliver to the administrative agent a weekly liquidity report and (v) refrain from making certain Distributions (as defined under the MGE Niagara Resorts Credit Facilities).
New Main Street Term Loan Facility
On December 1, 2020, we entered into a loan agreement (the “Loan Agreement”) among us, the Mohegan Tribe and Liberty Bank, as lender (the “Lender”) in connection with the Main Street Priority Loan Facility (the “MSPLF”) established by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under Section 13(3) of the Federal Reserve Act. The Loan Agreement provides for a senior secured term loan facility (the “Term Loan Facility”) in aggregate principal amount of $50.0 million, subject to approval by the Federal Reserve, which was received on December 15, 2020. On December 15, 2020 (the “Closing Date”), we borrowed the full $50.0 million in principal amount of the Term Loan Facility, which matures on December 1, 2025.
The proceeds from the Term Loan Facility will be used: (i) to repay amounts outstanding under the revolving facility, (ii) to fund transaction costs in connection with the Loan Agreement and (iii) for working capital and general corporate purposes.
The Loan Agreement contains customary covenants applicable to us and our restricted subsidiaries, including covenants governing incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions and mergers or consolidations. The Loan Agreement also includes financial maintenance covenants pertaining to total leverage, secured leverage, fixed charge coverage and liquidity. In addition, the Loan Agreement contains customary events of default relating to, among other things, failure to make required payments, breach of covenants and breach of representations. The financial and non-financial covenants contained in the Loan Agreement are substantially identical to the covenants contained in the senior secured credit facilities. The Loan Agreement also requires us to comply with all terms and conditions of the MSPLF.
Borrowings under the Loan Agreement will bear interest at a rate equal to the three-month LIBOR plus 3.00%, payable quarterly in arrears, provided that interest paid on or prior to December 1, 2021 may be paid in-kind and added to the principal amount of the loans outstanding under the Term Loan Facility. We are required to repay 15% of the aggregate principal amount of loans under the Term Loan Facility on each of the third and fourth anniversary of the Closing Date.
Our obligations under the Term Loan Facility are guaranteed by certain of our restricted subsidiaries, as defined under the Loan Agreement. The Term Loan Facility is secured by substantially all of our and our restricted subsidiaries’ assets. The liens securing the obligations under the Loan Agreement are pari passu pursuant to an intercreditor agreement between the Lender and the agent of the senior secured credit facilities.
Sufficiency of Resources
    We believe that existing cash balances and financing arrangements, including the Term Loan Facility, along with operating cash flows will provide us with sufficient resources to meet our existing debt obligations, distributions to the Mohegan Tribe, capital expenditures and working capital requirements, including threshold payments relating to the MGE Niagara Resorts, for at least the next twelve months; however, we can provide no assurance in this regard. Please refer to Part I. Item 1A. Risk Factors to this Annual Report on Form 10-K for further details regarding risks relating to our sufficiency of resources.
Contractual Obligations and Commitments
The following table presents estimated future payment obligations related to our debt and certain other material contractual obligations and the timing of those payments as of September 30, 2020 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years	3-5 years	More than 5 years
Long-term debt, including current portions (excludes unamortized debt issuance costs and discounts)	$2,021,280	$75,355	$499,403	$1,416,260	$30,262
Interest payments on long-term debt	452,596	132,157	215,487	69,283	35,669
Finance leases	45,419	4,261	6,020	4,693	30,445
Operating leases	1,012,951	48,623	76,119	76,143	812,066
Purchase and other contractual obligations	63,716	36,178	20,556	2,865	4,117
Mohegan Sun Casino at Virgin Hotels Las Vegas Obligations (2)	180,000	—	14,250	18,000	147,750
Total	$3,775,962	$296,574	$831,835	$1,587,244	$1,060,309
 ________
(1)Represents payment obligations from October 1, 2020 to September 30, 2021.
(2)Represents payment obligations to the landlord of the integrated resort at Virgin Hotels Las Vegas.
In addition to the above listed contractual obligations, we had certain other contractual commitments as of September 30, 2020. The amounts presented in the following table are estimates, and, while certain agreements have perpetual terms, for the purposes of calculating these amounts, we have assumed that the table contains information for only ten years (in thousands):

	Payments due by period
Contractual Commitments	Less than 1 year (1)	1-3 years	3-5 years	5-10 years
Priority distributions (2)	$40,000	$80,000	$80,000	$200,000
Pennsylvania slot machine operation fee (3)	10,000	20,000	20,000	50,000
Town of Montville (4)	500	1,000	1,000	2,500
Total	$50,500	$101,000	$101,000	$252,500
 ____________
(1)Represents payment obligations from October 1, 2020 to September 30, 2021.
(2)Represents priority distribution payments to the Mohegan Tribe, which are limited to a minimum annual amount of $40.0 million.
(3)Represents an annual $10.0 million slot machine operation fee that must be paid to the Pennsylvania Department of Revenue.
(4)Represents an annual $500,000 that must be paid to the Town of Montville to minimize the impact of Mohegan Tribe’s reservation being held in trust.

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
    As of September 30, 2020, following the aforementioned impairment charge, Mohegan Sun Pocono's intangible assets totaled $171.9 million. As of September 30, 2020, the estimated fair value of these intangible assets exceeded the carrying value by approximately $15 million. The decline in gaming revenues, a higher weighted average cost of capital utilized for the cash flow valuation and lower operating income growth rates have all lowered the estimated fair value of these intangible assets. Further deterioration in these assumptions could result in the carrying value of these intangible assets exceeding their estimated fair value in the future. In the event that the carrying value of these intangible assets exceeds their fair value in a future period, these intangible assets would be impaired and subject to additional non-cash write-downs, which could have a material adverse impact on our financial condition.
    A 1% reduction in the estimated revenue growth rate would decrease the fair value of Mohegan Sun Pocono’s intangible assets by approximately $11 million and a 1% increase in the discount rate would decrease the fair value of Mohegan Sun Pocono’s intangible assets by approximately $44 million.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of September 30, 2020, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest on the basis of base rate, Eurodollar rate and Bankers’ Acceptance rate formulas, plus applicable rates, as defined under the credit facilities.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
    The following table presents information about our debt obligations as of September 30, 2020 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of September 30, 2020.

	Expected Maturity Date
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Liabilities (in thousands)
Long-term debt obligations, including current portions (1):
Fixed rate	$24,435	$24,712	$23,151	$15,986	$505,041	$334	$593,659	$546,083
Average interest rate	0.1%	0.1%	—	—	7.9%	—	6.7%
Variable rate	$50,920	$436,493	$15,047	$895,233	$—	$29,928	$1,427,621	$1,300,082
Average interest rate (2)	6.7%	5.7%	6.1%	7.1%	—	8.0%	6.6%
 __________
(1)Excludes unamortized debt issuance costs and discounts.
(2)A 100 basis point change in average interest rate would impact annual interest expense by approximately $14.3 million.

Item 8. Financial Statements and Supplementary Data.
Our consolidated financial statements and notes thereto, referred to in Item 15(a)(1) of this Annual Report on Form 10-K, are filed as part of this report and appear in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation of Material Weakness
To address the previously reported material weakness in our internal control over financial reporting discussed in Part II, Item 9A. Controls and Procedures to our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, we designed and implemented new controls and enhanced existing controls. Based on the actions taken, as well as the evaluation of the design and operating effectiveness of the new and enhanced controls, we determined that the previously reported material weakness has been remediated as of September 30, 2020.
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, our management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “2013 Internal Control-Integrated Framework.”

Based on this assessment, management concluded that, as of September 30, 2020, our internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a non-accelerated filer.

Changes in Internal Control Over Financial Reporting
During the fiscal year ended September 30, 2020, we tested and adopted changes in our internal control over financial reporting related to our remediation actions discussed above that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We did not make any other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal year ended September 30, 2020.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Mohegan Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board. As of the date of this filing, the members of the Management Board and their terms are as follows: Ralph James Gessner, Jr., Sarah E. Harris, Kathleen M. Regan-Pyne, William Quidgeon, Jr. and Kenneth Davison are each serving terms expiring in October 2021, while Patricia A. LaPierre, Thayne D. Hutchins, Jr., Joseph M. Soper and John G. Harris are each serving terms expiring in October 2023. Members of the Mohegan Tribal Council are elected by the registered voters of the Mohegan Tribe through competitive general elections. Vacancies on the Mohegan Tribal Council, to the extent they arise, are likewise filled by similar special elections. Upon expiration of Mohegan Tribal Council members' terms, registered voters of the Mohegan Tribe may re-elect current Mohegan Tribal Council members who choose to run for re-election or elect new Mohegan Tribal Council members. Incumbent members of the Mohegan Tribal Council do not nominate or otherwise identify candidates for election. Accordingly, the Mohegan Tribal Council and Management Board do not screen candidates for election nor do they maintain a nominating committee. The terms of office of our named executive officers, and the periods during which they have served as such, are described in Part III. Item 11. Executive Compensation to this Annual Report on Form 10-K.
Management Board and Named Executive Officers
The following table presents data related to the members of the Management Board and our named executive officers, as of the date of this filing:

Name	Age	Position
Ralph James Gessner, Jr.	51	Chairman and Member, Management Board
Sarah E. Harris	42	Vice Chairwoman and Member, Management Board
Kathleen M. Regan-Pyne	64	Recording Secretary and Member, Management Board
Patricia A. LaPierre	69	Corresponding Secretary and Member, Management Board (1)
Thayne D. Hutchins, Jr.	49	Treasurer and Member, Management Board (1)
William Quidgeon, Jr.	58	Member, Management Board
Joseph M. Soper	41	Member, Management Board (1)
John G. Harris	66	Member, Management Board
Kenneth Davison	57	Member, Management Board
Mario C. Kontomerkos	44	Chief Executive Officer
Raymond Pineault	54	Chief Operating Officer
________
(1)Audit Committee member.
Ralph James Gessner, Jr.—Mr. Gessner was first seated on the Mohegan Tribal Council and Management Board in October 2005. He was elected Chairman in October 2019, after serving as Vice Chairman since October 2010. Mr. Gessner previously held multiple positions at Mohegan Sun, including Director of Executive Hosts and Vice President of Casino Marketing. Mr. Gessner holds a Bachelor of Science in Hotel and Restaurant Management from the University of Southwestern Louisiana.
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
Patricia A. LaPierre—Ms. LaPierre is currently serving her first term on the Mohegan Tribal Council and Management Board, having been seated in October 2019. She previously spent over 17 years in various roles within the Human Resources Department at Mohegan Sun. Her most recent position was Vice President of Human Resources. Ms. LaPierre also has a wide range of civic involvement with both her community and the Mohegan Tribe. Over the past 12 years she has served on the Board of Directors for the Norwich Arts Center, the Board of Safe Futures, the Public Health and Safety Committee for the Town of Griswold and as a Board of Education Member of the Mohegan Tribe. Ms. LaPierre holds a Bachelor of Arts in Liberal Studies from Providence College and a Master of Arts in Organizational Management from the University of Phoenix.
Thayne D. Hutchins, Jr.—Mr. Hutchins was first seated on the Mohegan Tribal Council and Management Board in October 2007 after serving as a staff accountant for the Mohegan Tribe for six years. Mr. Hutchins graduated Magna Cum Laude from Eastern Connecticut State University and holds a Bachelor of Science in Economics with a concentration in Accounting.
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
Kenneth Davison—Mr. Davison is currently serving his first term on the Mohegan Tribal Council and Management Board, having been seated in March 2020. Mr. Davison was previously a lawyer focusing on consumer law. He also has a background in finance having served as the Finance and Logistics Manager at The HALO Trust and as an independent Finance Consultant. Mr. Davison is also a retired officer of the United States Army Reserve and the Connecticut National Guard. Mr. Davison holds a Law Degree from Arizona Summit Law School and a Bachelor of Science in Finance from the University of Connecticut.
    Mario C. Kontomerkos—Mr. Kontomerkos was appointed Chief Executive Officer of the Company on October 16, 2017. Mr. Kontomerkos previously served as Chief Financial Officer of the Company, a position he held since September 2011. Prior to his employment with the Company, Mr. Kontomerkos served as Corporate Vice President of Finance at Penn National Gaming, Inc. from March 2010 to July 2011. Mr. Kontomerkos previously served as an analyst at Magnetar Capital, LLC, an investment management company, from July 2007 to May 2009, and a research analyst for the gaming and lodging industries at J.P. Morgan Securities from May 2005 to May 2007. Mr. Kontomerkos holds a Bachelor of Science in Operations Research and Industrial Engineering from Cornell University.
    Raymond Pineault—Mr. Pineault was appointed Chief Operating Officer of the Company on July 17, 2020. Mr. Pineault previously served as Regional President of the Company since January 2020 and, prior to that, served as President and General Manager of the Company's flagship property, Mohegan Sun, since April 2015. He joined the Company in 2005 as Senior Vice President of Administration at Mohegan Sun. Mr. Pineault holds a Bachelor of Science in Psychology from the University of Connecticut.
Audit Committee
We have established a separately-designated standing Audit Committee in accordance with applicable provisions of the Securities Exchange Act of 1934, as amended. The Audit Committee is comprised of certain members of the Management Board and two independent ex-officio (non-voting) members appointed by the Management Board, Daniel A. Cassella and Daniel H. Scott. Members of our Audit Committee are capable of reading and understanding financial statements, including balance sheets and statements of income, changes in capital and cash flows. In addition, each of the two ex-officio members satisfies the criteria to qualify as an Audit Committee Financial Expert in accordance with Item 407(d)(5) under Regulation S-K. The Audit Committee may additionally be advised on financial matters through a Financial Advisory Committee comprised of one or more financial experts independent from us.

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
Elements of Compensation
Compensation offered to our named executive officers, or NEOs, primarily consists of annual compensation in the form of base salaries and employee benefits/perquisites. We also offer our NEOs cash-based incentive opportunities. In addition, we offer our NEOs the opportunity to defer all or a portion of their annual compensation under a deferred compensation plan, or DCP, and to participate in the Mohegan Retirement and 401(k) Plan, both of which are sponsored by the Mohegan Tribe. The following presents additional information relating to the elements of compensation offered to our NEOs for the fiscal year ended September 30, 2020:
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
Employee Benefits
Our NEOs receive certain employee benefits, including health insurance, dental and vision coverage, prescription drug plans, long-term disability insurance, life and accidental death and dismemberment insurance and flexible spending accounts. In addition, our NEOs are provided the opportunity to receive discretionary employer-matching 401(k) contributions of 50%, up to the first 3% of their eligible compensation contributed under the Mohegan Retirement and 401(k) Plan.
Incentive Compensation
We also have a discretionary incentive compensation plan covering certain of our employees. As it pertains to our NEOs, the plan sets aside approximately 25% of our Adjusted EBITDA in excess of a target established prior to the beginning of the fiscal year as part of our budgeting process. Adjusted EBITDA eliminates certain items from net income, such as interest, depreciation and amortization and impairment charges. Adjusted EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America, or US GAAP. However, we have historically evaluated our operating performance with the non-US GAAP measure Adjusted EBITDA. Under the plan, the base incentive compensation target for our NEOs was set at 35% of base salary, with a maximum payout of 52.5% of base salary. For the fiscal year ended September 30, 2020, Adjusted EBITDA did not exceed our established targets and, as such, no incentive compensation was paid to our NEOs. For the fiscal year ended September 30, 2019, Adjusted EBITDA for certain business segments exceeded our established targets, however, the Compensation Committee elected not to pay any incentive compensation. For the fiscal year ended September 30, 2018, the payout rate to our NEOs was approximately 34%.
Compensation Committee Report
Our nine-member Management Board serves as our Compensation Committee. The Management Board met with us to review and discuss the preceding Compensation Discussion and Analysis. Based on such review and discussion, the Management Board approved this Compensation Discussion and Analysis and authorized its inclusion in this Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
Management Board
The members of the Management Board, as of the date of this filing, are as follows: Ralph James Gessner, Jr., Sarah E. Harris, Kathleen M. Regan-Pyne, Patricia A. LaPierre, Thayne D. Hutchins, Jr., William Quidgeon, Jr., Joseph M. Soper, John G. Harris and Kenneth Davison.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Base Salary	Cash Bonus	Non-Equity Incentive Compensation	All Other Compensation (4)	Total
Mario C. Kontomerkos	2020	$948,598	—	—	690	$949,288
Chief Executive Officer	2019	$1,049,825	—	—	714	$1,050,539
	2018	$990,409	342,733	—	712	$1,333,854

Raymond Pineault (1)	2020	$679,650	—	—	4,965	$684,615
Chief Operating Officer

Drew M. Kelley (2)	2020	$437,120	—	—	41,824	$478,944
Chief Financial Officer	2019	$713,657	—	—	14,960	$728,617
	2018	$199,981	300,000	—	—	$499,981

Michael Silberling (3)	2020	$562,119	—	—	143,598	$705,717
Chief Operating Officer	2019	$673,525	225,000	—	39,179	$937,704
 _________
(1)Appointed Chief Operating Officer on July 17, 2020.
(2)Commenced employment in June 2018 and resigned on March 21, 2020.
(3)Commenced employment in October 2018 and resigned on July 17, 2020.
(4)Amounts reported in this column are comprised of the following:
All Other Compensation Details

Name	Fiscal Year	401(k) (1)	Long-Term Disability (2)	Moving, Traveling and Living Allowance (3)	Post-Employment Payout (4)	Total
Mario C. Kontomerkos	2020	$—	690	—	—	$690
	2019	$—	714	—	—	$714
	2018	$—	712	—	—	$712

Raymond Pineault	2020	$4,275	690	—	—	$4,965

Drew M. Kelley	2020	$2,925	427	38,472	—	$41,824
	2019	$5,273	687	9,000	—	$14,960
	2018	$—	—	—	—	$—

Michael Silberling	2020	$3,238	571	—	139,789	$143,598
	2019	$4,200	458	34,521	—	$39,179
_________
(1)Employer-matching 401(k) contributions.
(2)Premium payments on long-term disability policies.
(3)Payments of moving, traveling and living expenses.
(4)Payments pertaining to post-employment benefits.

Non-Qualified Deferred Compensation
We offer our NEOs the opportunity to participate in the DCP. The DCP is a non-qualified plan that allows our executives the opportunity to defer all or a portion of their annual compensation. We do not make contributions to the DCP on behalf of our NEOs. None of our NEOs participate in the DCP.
Mohegan Benefit Plan
We offer our NEOs the opportunity to participate in the Mohegan Benefit Plan. The Mohegan Benefit Plan is sponsored by the Mohegan Tribe for the benefit of participants who authorize the purchase of life insurance policies as a means of providing certain life insurance benefits to the participants and their spouses as joint insured. Mr. Kontomerkos does not participate in the Mohegan Benefit Plan. For the fiscal year ended September 30, 2020, contributions to the Mohegan Benefit Plan on behalf of Mr. Pineault totaled $67,831.
Potential Payments and Benefits upon Termination or Change in Control
The following table presents potential payments to our NEOs in the event of a termination of employment, based on the terms of their employment agreements, as described below. Due to our sovereignty, potential payments upon change in control are not included within the table below, as these are not applicable. The amounts presented represent our estimate of potential payments to our NEOs upon their termination, assuming, in each case, that termination occurred on September 30, 2020, the last day of fiscal 2020. Actual payments can only be determined at the time of each NEO's separation from the Company.

	Base Salary	Medical Benefits	Other Payment	Total
Mario C. Kontomerkos
Termination without cause (1)	$1,092,727	24,186	15,000	$1,131,913
Termination due to medical disability (2)	$546,364	1,092,727	—	$1,639,091
Change of Control	$—	—	—	$—

Raymond Pineault
Termination without cause (3)	$775,000	—	25,000	$800,000
Termination due to medical disability	$—	—	—	$—
Change of Control	$—	—	—	$—
  __________
(1)Under Mr. Kontomerkos' employment agreement, upon termination without cause, we are required to continue to pay his base salary for 12 months and a $15,000 relocation benefit and provide medical benefits for a period of one year following such termination.
(2)Under Mr. Kontomerkos' employment agreement, upon termination due to medical disability, we are required to continue to pay his base salary and provide medical benefits for a period of 180 days; thereafter, if we choose to suspend his employment or he is deemed permanently disabled, we are required to provide disability insurance coverage of 50% of his annual base salary for a period of up to two years in the case of an injury or to the age of 65 in the case of an illness.
(3)Under Mr. Pineault's employment agreement, upon termination without cause, we are required to continue to pay his base salary for 12 months and a $25,000 relocation benefit.

Executive Employment Agreements
    Mr. Kontomerkos. Mr. Kontomerkos' employment agreement commenced as of October 16, 2017, with an initial term ending on March 31, 2021. The agreement provides for a base annual salary of $1,000,000. The agreement is subject to automatic renewals for additional one-year terms unless either party provides notice, at least one year prior to the end of the initial or any renewal terms, of an intention not to renew or otherwise terminate the agreement. The agreement provides that if Mr. Kontomerkos is terminated for cause, as defined under his agreement, or if Mr. Kontomerkos voluntarily terminates his employment, he will not be entitled to any further compensation from and after the termination date.
    Mr. Pineault. Mr. Pineault's employment agreement commenced on May 7, 2005. The agreement provides for an original base annual salary of $178,499.98. We may terminate Mr. Pineault for cause, as defined under his agreement. In the event that we terminate Mr. Pineault for cause, he will not be entitled to any further compensation from and after the date of termination.

CEO Pay Ratio
    We calculated our CEO Pay Ratio, or the ratio of the pay of our Chief Executive Officer to that of our median employee, as permitted under Securities and Exchange Commission rules. To determine the compensation for our median employee, we included the base salary and any incentive compensation of employees employed by us during the fiscal year ended September 30, 2020, excluding our Chief Executive Officer. For full-time and part-time employees, we annualized their hourly pay rates, and, for seasonal and on-call employees, we utilized payroll compensation consistent with what would have been reported on each employee's W-2, Box 1 as of September 30, 2020. Based on the above, for fiscal 2020, our Chief Executive Officer's compensation was $949,288 and our median employee's compensation was $25,646, resulting in a CEO Pay Ratio ratio of 37:1.
Compensation of Management Board
The following table presents data related to compensation of members of the Management Board, as of the date of this filing, for the fiscal year ended September 30, 2020.

Name	Compensation	Other (1)	Total
Ralph James Gessner, Jr.	$216,604	297	$216,901
Sarah E. Harris	$193,790	234	$194,024
Kathleen M. Regan-Pyne	$149,067	192	$149,259
Patricia A. LaPierre (2)	$154,450	142	$154,592
Thayne D. Hutchins, Jr.	$130,051	175	$130,226
William Quidgeon, Jr.	$160,424	219	$160,643
Joseph M. Soper (2)	$154,450	219	$154,669
John G. Harris (2)	$154,450	140	$154,590
Kenneth Davison (3)	$69,199	108	$69,307
Mark F. Brown (4)	$27,792	105	$27,897
__________
(1)Premium payments on life insurance policies owned by each member.
(2)Terms commenced on October 7, 2019.
(3)Term commenced on March 25, 2020.
(4)Term expired on January 31, 2020.
Members of the Management Board are paid annual salaries by the Mohegan Tribe for their services as members of the Mohegan Tribal Council. Due to the dual roles of these individuals in our governance and the Mohegan Tribe's, we are obligated to fund a portion of their compensation pursuant to an arrangement established at the time of Mohegan Sun's inception. For the fiscal year ended September 30, 2020, we were obligated to fund 60% of each member's annual compensation. This allocation was determined based on the amount of time members acted in their capacity as the Management Board as opposed to their capacity as the Mohegan Tribal Council. We believe that members' activities in fiscal 2021 will be consistent with their fiscal 2020 activities and, as such, we expect to fund 60% of their fiscal 2021 compensation.
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
Transactions between the Company and the Company’s Subsidiaries and the Mohegan Tribe
    Please refer to Part IV. Note 13—Related Party Transactions to this Annual Report on Form 10-K.
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

Item 14. Principal Accounting Fees and Services.
    The following table presents the aggregate fees paid or accrued for professional services rendered by Deloitte & Touche LLP:

	Fiscal 2020	Fiscal 2019
Audit fees (1)	$1,102,600	$1,173,000
Tax fees	243,600	95,000
All other fees	—	27,000
Total	$1,346,200	$1,295,000
 _________
(1)Audit fees include fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the Securities and Exchange Commission.
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

PART IV

Item 15. Exhibits, Financial Statement Schedules.
A(1). Financial Statements
The following financial information appear in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2020 and 2019	F-3

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2020, 2019 and 2018	F-4

Consolidated Statements of Changes in Capital of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2020, 2019 and 2018	F-5

Consolidated Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2020, 2019 and 2018	F-6

Notes to Consolidated Financial Statements of the Mohegan Tribal Gaming Authority	F-8

A(2). Financial Statement Schedules
The following schedule appears on page S-1 in this Annual Report on Form 10-K and is incorporated by reference herein:
Schedule II—Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 2020, 2019 and 2018.
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

4.2*
Waiver, dated as of June 11, 2020, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on June 18, 2020 and incorporated by reference herein).

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

10.15*
Employment Agreement, dated as of October 20, 2017, and effective as of October 16, 2017, by and between the Mohegan Tribal Gaming Authority d/b/a Mohegan Gaming & Entertainment and Mario C. Kontomerkos (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K/A, filed with the SEC on October 26, 2017 and incorporated by reference herein).***

10.16*
Membership Interest Redemption and Withdrawal Agreement, dated as of April 14, 2017, by and between Salishan-Mohegan, LLC and Salishan Company, LLC (filed as Exhibit 10.23 to the 2017 Form 10-K and incorporated by reference herein).

10.17*
Credit Agreement, dated June 10, 2019, among MGE Niagara Entertainment Inc., the lenders named therein, Bank of Montreal, as administrative agent, and the other parties thereto (filed as Exhibit 10.1 to the June 2019 Form 8-K and incorporated by reference herein).

10.18*
Third Amendment to Credit Agreement, dated as of August 13, 2020, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and the other parties signatory thereto (filed as Exhibit 10.2 to the Mohegan Tribal Gaming Authority’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the SEC on August 28, 2020 (the “March 31, 2020 Form 10-Q”) and incorporated by reference herein).

10.19*
Fourth Amendment to Credit Agreement, dated as of August 28, 2020, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and the other parties signatory thereto (filed as Exhibit 10.3 to the March 31, 2020 Form 10-Q and incorporated by reference herein).

10.20*
Limited Waiver, dated as of May 15, 2020, granted by Bank of Montreal, as Administrative Agent, on behalf of and at the direction of the Required Lenders in favor of MGE Niagara Entertainment Inc. (filed as Exhibit 10.4 to the March 31, 2020 Form 10-Q and incorporated by reference herein).

10.21*
Amended and Restated Limited Waiver, dated as of June 15, 2020, granted by Bank of Montreal, as Administrative Agent, on behalf of and at the direction of the Required Lenders in favor of MGE Niagara Entertainment Inc. (filed as Exhibit 10.5 to the March 31, 2020 Form 10-Q and incorporated by reference herein).

10.22*
Second Amended and Restated Limited Waiver, dated as of June 30, 2020, granted by Bank of Montreal, as Administrative Agent, on behalf of and at the direction of the Required Lenders in favor of MGE Niagara Entertainment Inc. (filed as Exhibit 10.6 to the March 31, 2020 Form 10-Q and incorporated by reference herein).

10.23*
Third Amended and Restated Limited Waiver, dated as of July 31, 2020, granted by Bank of Montreal, as Administrative Agent, on behalf of and at the direction of the Required Lenders in favor of MGE Niagara Entertainment Inc. (filed as Exhibit 10.7 to the March 31, 2020 Form 10-Q and incorporated by reference herein).

10.24*
Fourth Amended and Restated Limited Waiver, dated as of September 30, 2020, granted by Bank of Montreal, as Administrative Agent, on behalf of and at the direction of the Required Lenders in favor of MGE Niagara Entertainment Inc. (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on October 6, 2020 and incorporated by reference herein).

10.25*
Fifth Amended and Restated Limited Waiver, dated as of September 30, 2020, granted by Bank of Montreal, as Administrative Agent, on behalf of and at the direction of the Required Lenders in favor of MGE Niagara Entertainment Inc. (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on December 10, 2020 and incorporated by reference herein).

10.26*
Loan Agreement, dated as of December 1, 2020, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Liberty Bank (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on December 16, 2020 and incorporated by reference herein).

10.27*
Separation Agreement, Waiver and Release, dated as of March 21, 2020, by and between the Mohegan Tribal Gaming Authority and Drew M. Kelley (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on March 25, 2020 and incorporated by reference herein).***

10.28*
Employment Agreement, dated as of May 4, 2005, and effective as of May 7, 2005, by and between the Mohegan Tribal Gaming Authority d/b/a Mohegan Gaming & Entertainment and Raymond Pineault (filed herewith).***

21.1*	Subsidiaries of the Registrant (filed herewith).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS*	XBRL Instance Document (filed herewith).****

101.SCH*	XBRL Taxonomy Extension Schema (filed herewith).****

101.CAL*	XBRL Taxonomy Calculation Linkbase (filed herewith).****

101.DEF*	XBRL Taxonomy Extension Definition Linkbase (filed herewith).****

101.LAB*	XBRL Taxonomy Extension Label Linkbase (filed herewith).****

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).****
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

Item 16. Form 10-K Summary.
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Mohegan Tribal Gaming Authority has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on December 29, 2020.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/S/ RALPH JAMES GESSNER JR.
Ralph James Gessner Jr. Chairman, Management Board
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 29, 2020.

SIGNATURE	TITLE

/S/ RALPH JAMES GESSNER JR.	Chairman and Member, Management Board
Ralph James Gessner Jr.

/S/ SARAH E. HARRIS	Vice Chairwoman and Member, Management Board
Sarah E. Harris

/S/ MARIO C. KONTOMERKOS	Chief Executive Officer, Mohegan Tribal Gaming Authority
Mario C. Kontomerkos	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/S/ KATHLEEN M. REGAN-PYNE	Recording Secretary and Member, Management Board
Kathleen M. Regan-Pyne

/S/ PATRICIA A. LAPIERRE	Corresponding Secretary and Member, Management Board
Patricia A. LaPierre

/S/ THAYNE D. HUTCHINS JR.	Treasurer and Member, Management Board
Thayne D. Hutchins Jr.

/S/ WILLIAM QUIDGEON JR.	Member, Management Board
William Quidgeon Jr.

/S/ JOSEPH M. SOPER	Member, Management Board
Joseph M. Soper

/S/ JOHN G. HARRIS	Member, Management Board
John G. Harris

/S/ KENNETH DAVISON	Member, Management Board
Kenneth Davison

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2020 and 2019	F-3

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2020, 2019 and 2018	F-4

Consolidated Statements of Changes in Capital of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2020, 2019 and 2018	F-5

Consolidated Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2020, 2019 and 2018	F-6

Notes to Consolidated Financial Statements of the Mohegan Tribal Gaming Authority	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of Mohegan Tribal Gaming Authority:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mohegan Tribal Gaming Authority and subsidiaries (the "Company") as of September 30, 2020 and 2019, the related consolidated statements of income (loss) and comprehensive income (loss), changes in capital, and cash flows for the years then ended, the related notes and the schedule as listed in the Index at Item 15(a)(2) for the years ended September 30, 2020 and 2019 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, certain tranches of the Company’s senior secured credit facilities mature on October 13, 2021, and the Company has determined that it will need to refinance these near-term maturities in order to meet the debt obligations at maturity, and the Company expects that without such a refinancing it is probable that it will not have sufficient liquidity to meet those debt obligations, and it may not be able to satisfy its financial covenants under the senior secured credit facilities. These conditions and events, when considered in the aggregate raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, effective October 1, 2019, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective approach.

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

/s/ Deloitte & Touche LLP
Hartford, Connecticut
December 29, 2020

We have served as the Company’s auditor since 2018.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2020	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$112,665	$130,138
Restricted cash and cash equivalents	934	4,960
Accounts receivable, net of allowance for doubtful accounts of $16,313 and $11,715, respectively	43,602	52,764
Inventories	16,773	18,248
Due from Ontario Lottery and Gaming Corporation	2,854	10,946
Casino Operating and Services Agreement customer contract asset	24,843	3,004
Other current assets	46,362	47,276
Total current assets	248,033	267,336
Restricted cash and cash equivalents	28,470	145,631
Property and equipment, net	1,498,047	1,520,687
Right-of-use operating lease assets	408,434	—
Other intangible assets, net	327,841	455,265
Casino Operating and Services Agreement customer contract asset, net of current portion	104,405	50,192
Notes receivable	2,514	2,514
Other assets, net	89,444	69,971
Total assets	$2,707,188	$2,511,596
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$75,355	$76,909
Current portion of finance lease obligations	2,802	1,133
Current portion of right-of-use operating lease obligations	19,939	—
Trade payables	22,469	16,672
Accrued payroll	32,705	53,225
Construction payables	40,932	11,888
Accrued interest payable	26,349	19,804
Due to Ontario Lottery and Gaming Corporation	25,405	30,662
Other current liabilities	157,910	174,231
Total current liabilities	403,866	384,524
Long-term debt, net of current portion	1,894,655	1,832,248
Finance lease obligations, net of current portion	28,209	28,561
Right-of-use operating lease obligations, net of current portion	411,698	—
Accrued payroll	3,978	—
Build-to-suit liability	—	90,292
Other long-term liabilities	32,771	38,538
Total liabilities	2,775,177	2,374,163
Commitments and Contingencies
Capital:
Retained earnings (deficit)	(75,692)	137,124
Accumulated other comprehensive income (loss)	223	(6,633)
Total capital attributable to Mohegan Tribal Gaming Authority	(75,469)	130,491
Non-controlling interests	7,480	6,942
Total capital	(67,989)	137,433
Total liabilities and capital	$2,707,188	$2,511,596

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018
Revenues:
Gaming	$799,647	$936,412	$1,162,300
Food and beverage	103,678	157,544	88,247
Hotel	69,113	97,235	62,378
Retail, entertainment and other	142,524	197,619	144,055
Gross revenues	1,114,962	1,388,810	1,456,980
Less-Promotional allowances	—	—	(101,348)
Net revenues	1,114,962	1,388,810	1,355,632
Operating costs and expenses:
Gaming, including related party transactions of $2,265, $2,809 and $4,766, respectively	444,875	551,738	655,956
Food and beverage	91,662	123,814	41,102
Hotel, including related party transactions of $8,644, $8,645 and $8,823, respectively	35,578	42,476	27,756
Retail, entertainment and other	54,020	93,335	50,402
Advertising, general and administrative, including related party transactions of $28,873, $43,826 and $42,663, respectively	226,588	223,716	200,786
Corporate, including related party transactions of $7,221, $5,825 and $6,344, respectively	44,177	45,880	40,087
Depreciation and amortization	109,067	122,657	81,789
Impairment of Mohegan Sun Pocono's intangible assets	126,596	—	—
Impairment of Mohegan Sun Pocono's goodwill	—	39,459	—
Other, net, including related party transactions of $0, $0 and $1,343, respectively	15,616	9,273	13,220
Total operating costs and expenses	1,148,179	1,252,348	1,111,098
Income (loss) from operations	(33,217)	136,462	244,534
Other income (expense):
Interest income	1,754	6,803	15,468
Interest expense, net of capitalized interest	(134,925)	(144,130)	(126,653)
Loss on modification of debt	(2,888)	—	—
Other, net	566	(482)	(1,266)
Total other expense	(135,493)	(137,809)	(112,451)
Income (loss) before income tax	(168,710)	(1,347)	132,083
Income tax benefit (provision)	6,694	(1,029)	(475)
Net income (loss)	(162,016)	(2,376)	131,608
Income attributable to non-controlling interests	(139)	(169)	(1,054)
Net income (loss) attributable to Mohegan Tribal Gaming Authority	(162,155)	(2,545)	130,554
Comprehensive income (loss):
Foreign currency translation adjustment	7,303	(18,666)	9,362
Other	(48)	31	—
Other comprehensive income (loss)	7,255	(18,635)	9,362
Other comprehensive (income) loss attributable to non-controlling interests	(399)	940	(7,374)
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	6,856	(17,695)	1,988
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$(155,299)	$(20,240)	$132,542

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Capital Attributable to Mohegan Tribal Gaming Authority	Non-controlling Interests	Total Capital
Balance, September 30, 2017	$196,645	$1,125	$197,770	$111,399	$309,169
Net income	130,554	—	130,554	1,054	131,608
Foreign currency translation adjustment	—	1,988	1,988	7,374	9,362
Distributions to Mohegan Tribe	(60,000)	—	(60,000)	—	(60,000)
Distributions to Mohegan Tribe related to the Cowlitz Project	(6,496)	—	(6,496)	—	(6,496)
Ownership rights settlement related to Project Inspire	—	271	271	(6,418)	(6,147)
Redemption of membership interest related to Project Inspire	(9,996)	7,678	(2,318)	(104,384)	(106,702)
Balance, September 30, 2018	250,707	11,062	261,769	9,025	270,794
Cumulative-effect adjustment for the adoption of ASC 606 "Revenue from Contracts with Customers"	(41,575)	—	(41,575)	—	(41,575)
Net income (loss)	(2,545)	—	(2,545)	169	(2,376)
Foreign currency translation adjustment	—	(17,726)	(17,726)	(940)	(18,666)
Distributions to Mohegan Tribe	(60,000)	—	(60,000)	—	(60,000)
Distributions to Mohegan Tribe related to the Cowlitz Project	(730)	—	(730)	—	(730)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(120)	—	(120)	—	(120)
Redemption of Mohegan Tribe membership interest related to the Cowlitz Project	(4,114)	—	(4,114)	(5,886)	(10,000)
Redemption of membership interest related to the New England Black Wolves franchise	(4,499)	—	(4,499)	4,574	75
Other	—	31	31	—	31
Balance, September 30, 2019	137,124	(6,633)	130,491	6,942	137,433
Net income (loss)	(162,155)	—	(162,155)	139	(162,016)
Foreign currency translation adjustment	—	6,904	6,904	399	7,303
Contribution from Mohegan Tribe	10,000	—	10,000	—	10,000
Distributions to Mohegan Tribe	(60,000)	—	(60,000)	—	(60,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(661)	—	(661)	—	(661)
Other	—	(48)	(48)	—	(48)
Balance, September 30, 2020	$(75,692)	$223	$(75,469)	$7,480	$(67,989)

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018
Cash flows provided by operating activities:
Net income (loss)	$(162,016)	$(2,376)	$131,608
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	109,067	122,657	81,789
Non-cash operating lease expense	12,465	—	—
Accretion of discounts	1,109	1,188	2,163
Amortization of discounts and debt issuance costs	19,205	19,562	15,485
Provision for (recovery of) losses on receivables	4,592	976	(5,937)
Impairment of Mohegan Sun Pocono's intangible assets	126,596	—	—
Impairment of Mohegan Sun Pocono's goodwill	—	39,459	—
Deferred income taxes	(7,049)	637	—
Other, net	1,585	(888)	609
Changes in operating assets and liabilities, net of effect of the MGE Niagara Resorts acquisition:
Accounts receivable	4,423	(6,558)	(4,859)
Accrued interest on notes receivable related to the Cowlitz Project	—	71,579	(12,857)
Inventories	1,435	461	(405)
Due from Ontario Lottery and Gaming Corporation	7,571	(10,943)	—
Casino Operating and Services Agreement customer contract asset	(77,026)	(53,191)	—
Other assets	7,797	(3,646)	(5,050)
Trade payables	5,125	1,992	725
Accrued interest	6,550	387	391
Due to Ontario Lottery and Gaming Corporation	(1,983)	29,122	—
Operating lease liabilities	3,105	—	—
Other liabilities	(14,339)	(10,019)	11,048
Net cash flows provided by operating activities	48,212	200,399	214,710
Cash flows used in investing activities:
Purchases of property and equipment	(149,031)	(77,613)	(136,551)
Acquisition of the MGE Niagara Resorts, net of cash acquired	(1,666)	(72,287)	—
Proceeds from notes receivable related to the Cowlitz Project	—	32,026	—
Investment in Mohegan Hotel Holding, LLC	(10,750)	—	—
Investments related to Project Inspire	(7,980)	(18,601)	—
Other, net	(3,929)	(7,105)	(8,265)
Net cash flows used in investing activities	(173,356)	(143,580)	(144,816)
Cash flows provided by (used in) financing activities:
Senior secured credit facility borrowings - revolving and line of credit	650,525	1,258,939	1,382,631
Senior secured credit facility repayments - revolving and line of credit	(555,525)	(1,222,939)	(1,316,631)
Senior secured credit facility borrowings - term loan B, net of discount	—	—	79,800
Senior secured credit facility repayments - term loans A and B	(47,618)	(64,307)	(86,064)
MGE Niagara Resorts credit facility borrowings - revolving and line of credit	80,247	—	—
MGE Niagara Resorts credit facility repayments - revolving and line of credit	(53,820)	—	—
MGE Niagara Resorts credit facility borrowings - term loan	—	75,220	—
MGE Niagara Resorts credit facility repayments - term loan	(3,716)	(944)	—
Proceeds from Mohegan Tribe subordinated loan	5,000	—	—
Payments on redemption note payable	(20,434)	(3,969)	—
Proceeds from MGE Niagara Resorts convertible debenture	—	30,088	—
Other borrowings	2,845	11,335	42,264
Other repayments	(4,690)	(5,450)	(269)
Payments on finance lease obligations	(1,298)	(292)	—

Contribution from Mohegan Tribe	10,000	—	—
Distributions to Mohegan Tribe	(60,000)	(60,000)	(60,000)
Distributions to Mohegan Tribe related to the Cowlitz Project	—	(730)	(6,496)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(661)	(120)	—
Redemption of Mohegan Tribe membership interest related to the Cowlitz Project	—	(10,000)	—
Redemption of membership interest related to Project Inspire	—	—	(106,702)
Payments of financing fees	(13,752)	(3,263)	(10,996)
Other, net	(1,527)	(1,527)	(1,527)
Net cash flows provided by (used in) financing activities	(14,424)	2,041	(83,990)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(139,568)	58,860	(14,096)
Effect of exchange rate on cash, cash equivalents, restricted cash and restricted cash equivalents	908	(12,757)	9,666
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	280,729	234,626	239,056
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$142,069	$280,729	$234,626
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets:
Cash and cash equivalents	$112,665	$130,138	$103,944
Restricted cash and cash equivalents, current	934	4,960	1,036
Restricted cash and cash equivalents, non-current	28,470	145,631	129,646
Cash, cash equivalents, restricted cash and restricted cash equivalents	$142,069	$280,729	$234,626
Supplemental disclosures:
Cash paid for interest	$114,873	$123,731	$111,172
Non-cash transactions:
Right-of-use operating lease assets	$426,403	$—	$—
Right-of-use operating lease obligations	$426,548	$—	$—
Finance lease assets and obligations	$2,879	$29,986	$—
Construction payables	$38,172	$11,888	$10,747
Senior secured credit facility reductions	$10,514	$13,295	$18,858
MGE Niagara Resorts - recognition (derecognition) of build-to-suit asset and liability	$(90,675)	$90,292	$—
MGE Niagara Resorts - recognition of parking license asset and liability	$—	$5,242	$—
Payment by third-party for interactive gaming and sports wagering licenses	$—	$18,000	$—
Conversion of redemption liability to redemption note payable	$—	$—	$74,084
Ownership rights settlement related to Project Inspire	$—	$—	$6,335

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
    The Mohegan Tribal Gaming Authority d/b/a Mohegan Gaming & Entertainment (the “Company”) is primarily engaged in the ownership, operation and development of integrated entertainment facilities, both domestically and internationally. This ownership, operation and development includes the following: (i) ownership and operation of Mohegan Sun, a gaming and entertainment complex located on an approximately 196-acre site in Uncasville, Connecticut, (ii) ownership and operation of Mohegan Sun Pocono, a gaming and entertainment facility located on an approximately 400-acre site in Plains Township, Pennsylvania, (iii) operation of the Niagara Fallsview Casino Resort, Casino Niagara and the 5,000-seat Niagara Falls Entertainment Centre, all in Niagara Falls, Canada (collectively, the “MGE Niagara Resorts”), (iv) development and management of ilani Casino Resort in Clark County, Washington (the “Cowlitz Project”), and development rights to any future development at ilani Casino Resort, (v) management of Resorts Casino Hotel in Atlantic City, New Jersey and ownership of 10% of the casino’s holding company and its subsidiaries, including those conducting or licensing online gaming and retail sports wagering in New Jersey, (vi) management of Paragon Casino Resort in Marksville, Louisiana, (vii) development and construction of an integrated resort and casino project to be located adjacent to the Incheon International Airport in South Korea (“Project Inspire”), (viii) operation of the casino at Virgin Hotels Las Vegas in Las Vegas, Nevada (the “Mohegan Sun Casino at Virgin Hotels Las Vegas”), following the completion of planned renovations, and (ix) development and construction of an integrated resort and casino project to be located near Athens, Greece (“INSPIRE Athens”).
Impact of the COVID-19 Pandemic and Company Response
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including the Company’s operations. On March 18, 2020, the Company announced the temporary suspension of operations at its North American owned, operated and managed properties to ensure the health and safety of its employees, guests and the surrounding communities in which the Company operates, consistent with directives from various government bodies. Following these closures, we reopened our properties as follows: (i) Paragon Casino Resort on May 20, 2020, (ii) ilani Casino Resort on May 28, 2020, (iii) Mohegan Sun on June 1, 2020, (iv) Mohegan Sun Pocono on June 22, 2020 and (v) Resorts Casino Hotel on July 2, 2020. On December 11, 2020, Mohegan Sun Pocono was again temporarily closed due to the current resurgence of COVID-19. As of the date of the filing of this Annual Report on Form 10-K, Mohegan Sun Pocono and the MGE Niagara Resorts remain temporarily closed. Like other integrated resort operators, these business disruptions have had a material adverse impact on the Company’s financial condition, results of operations and cash flows.
The Company cannot predict when its remaining closed properties will be able to reopen or the conditions upon which additional reopenings may occur, and while the Company's reopened properties have experienced some level of continued business disruption, the Company expects that these disruptions will gradually dissipate, and remains confident in its ability to mitigate the impact of any such disruption through expense management. The impact of COVID-19 on the Company's operations through the date of the filing of this Annual Report on Form 10-K has been significant, though the full extent of its impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of COVID-19 or the extent of the current resurgence of COVID-19, the manner in which the Company’s guests, suppliers and other third parties respond to COVID-19, including the perception of safety and health measures taken by the Company, new information which may emerge concerning the severity of COVID-19 and the actions to contain or treat it, as well as general economic conditions and consumer confidence. Accordingly, the Company cannot reasonably estimate the extent to which COVID-19 will further impact its future financial condition, results of operations and cash flows.
In response to COVID-19, the Company completed a series of transactions to ensure maximum financial flexibility, including (i) on March 13, 2020, it drew the remaining balance of its senior secured revolving credit facility, in the amount of

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

approximately $125 million and (ii) on August 28, 2020, it entered into an amendment to its senior secured credit facilities which, among other things, waived non-compliance with certain of its financial covenants through June 30, 2020 and modified the financial covenants applicable to periods subsequent to June 30, 2020 (refer to Note 11).
In March 2020, the Company also took various actions to reduce costs in an effort to mitigate the operating and financial impact of COVID-19, including (i) furloughing approximately 98% of its workforce immediately following the closure of its properties for the period of such closure, (ii) enacting meaningful compensation reductions to its remaining property and corporate personnel, including executive leadership, during the closure period, (iii) obtaining relief from certain threshold payments otherwise due to the Ontario Lottery and Gaming Corporation (the “OLG”) for the duration of the closure of the MGE Niagara Resorts, to be followed by a phased-in approach to such payments thereafter, (iv) obtaining a three month forbearance of gaming tax payments due to Connecticut and Pennsylvania, (v) deferring rental payments due under certain of MGE Niagara's lease agreements and (vi) executing other substantial reductions in operating expenses, capital expenditures and overall costs. In addition, in November 2020, the Company implemented a reduced hours initiative in an effort to align staffing levels with a recent reduction in business volumes.
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
In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements- Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the entity’s financial statements are issued. In this connection, the Company notes that certain tranches of its senior secured credit facilities mature on October 13, 2021. The Company has determined that it will need to refinance these near-term maturities in order to meet the debt obligations at maturity, and expects that without such a refinancing it is probable that it will not have sufficient liquidity to meet those debt obligations, and it may not be able to satisfy its financial covenants under the senior secured credit facilities (refer to Note 11). These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. If the Company is not able to refinance its near-term maturities, the Company would need to seek additional sources of liquidity and/or obtain waivers or amendments under the senior secured credit facilities. However, it can provide no assurance that it will be successful in these pursuits. If the Company is unable to obtain such liquidity and/or waivers or amendments, it would be in default under the senior secured credit facilities, which may result in cross-defaults under its other outstanding indebtedness. If such defaults or cross-defaults were to occur, it would allow the Company's lenders to exercise their rights and remedies as defined under their respective agreements, including their right to accelerate the repayment of outstanding indebtedness. If such acceleration were to occur, the Company can provide no assurance that it would be able to obtain the financing necessary to repay such accelerated indebtedness.

As discussed above, the Company’s operations were adversely impacted by COVID-19. It was the first time that the Company completely suspended its operations for any period of time or opened to the public in a limited capacity. The Company has undertaken several proactive measures to ensure maximum financial flexibility and to mitigate the operating and financial impact of COVID-19. However, there is continued uncertainty surrounding the evolving nature of COVID-19 and its impact on the Company’s operations. As a result, the Company is unable to predict its future operating results with reasonable certainty. If the Company is unable to (i) execute its business plan, (ii) sufficiently offset declines in revenues with appropriate cost reductions or (iii) execute certain cost containment initiatives, it may not have sufficient liquidity to meet distributions to the Mohegan Tribe, capital expenditures and working capital requirements.
The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Accordingly, the accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries and entities. The accounts of MGE Niagara are consolidated into the accounts of the Company as

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Other Intangible Assets
    Other intangible assets consist primarily of Mohegan Sun's trademark and Mohegan Sun Pocono's various gaming licenses. These intangible assets all have indefinite lives. Intangible assets with indefinite lives are assessed at least annually for impairment by comparing their fair value to their carrying value. However, these intangible assets may be assessed more frequently for impairment if events or changes in circumstances, such as declines in revenues, earnings and cash flows or material adverse changes in business climate, indicate that their carrying value may be impaired.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    During the second quarter of its fiscal 2020, the Company identified an indicator of impairment on Mohegan Sun Pocono's intangible assets due to COVID-19. As a result, the Company revised its cash flow projections to reflect the current business climate, including the uncertainty surrounding the nature, timing and extent of reopening Mohegan Sun Pocono. The estimated fair value of these intangible assets was determined by using discounted cash flow models, which utilized Level 3 inputs. The primary unobservable input utilized in estimating the fair value of these intangible assets was the discount rate, which was 10.5%. As a result of this interim assessment, the Company recorded an impairment charge related to Mohegan Sun Pocono’s intangible assets of $126.6 million in the second quarter of its fiscal 2020. As of September 30, 2020, the Company assessed its intangible assets with indefinite lives for any further impairment and determined that no impairment existed.
Intangible assets with finite lives are assessed for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. If necessary, an impairment charge is recognized when the carrying value of the asset (asset group) exceeds the estimated undiscounted cash flows expected from the use and eventual disposition of the asset (asset group). The amount of the impairment charge, if any, is calculated as the excess of the asset’s (asset group’s) carrying value over their fair value. As of September 30, 2020, the Company assessed its intangible assets with finite lives for impairment and determined that no impairment existed.
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
Leases
Effective October 1, 2019, the Company accounts for leases in accordance with guidance provided by ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires, among other things, lessees to recognize a right-of-use (“ROU”) asset and liability for leases with terms in excess of 12 months. Prior to October 1, 2019, the Company accounted for leases in accordance with guidance provided by Accounting Standards Codification (“ASC”) Topic 840, “Leases” (“ASC 840”), which required that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Leases that met one or more of the capital lease criteria under this guidance were recorded as capital leases. All other leases were recorded as operating leases. Capital leases were initially recorded at the lower of the fair value of the leased assets or the present value of future minimum lease payments and were amortized in accordance with guidance provided by ASC Topic 840-30, “Leases - Capital Leases”.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition
    The Company’s revenues from contracts with customers consist of gaming, including racing and sports betting, food and beverage, hotel, retail, entertainment and convention related transactions, as well as management and development services related to management and development contracts with third-party facilities.
    The transaction price in a gaming contract is the difference between gaming wins and losses, not the total amount wagered. The transaction price in a racing contract, inclusive of live racing at the Company’s facilities, as well as import and export arrangements, is the commission received from the pari-mutuel pool less contractual fees and obligations, which primarily consist of purse funding requirements, simulcasting fees, tote fees and certain pari-mutuel taxes that are directly related to racing operations. The transaction price in sports betting is the share of the revenues the Company expects to collect as the agent. The transaction prices in food and beverage, hotel, retail, entertainment and convention contracts are the net amounts collected for such goods and services. Sales and other taxes collected on behalf of governmental authorities are accounted for on a net basis and are not recorded within revenues or expenses. The transaction prices in management and development service contracts are the amounts collected for services rendered in accordance with contractual terms, inclusive of reimbursable costs and expenses.
    The Company recognizes gaming revenues as amounts wagered less prizes paid out. Gaming transactions involve two performance obligations for patrons participating in the Company’s loyalty reward programs and a single performance obligation for patrons that do not participate. The Company applies a practical expedient by accounting for gaming contracts on a portfolio basis, as such contracts share similar characteristics. The effects on the Company's consolidated financial statements under this approach do not differ materially versus under an individual contract basis. The Company utilizes a deferred revenue model to reduce gaming revenues by the estimated fair value of loyalty points earned by patrons. Revenues allocated to gaming performance obligations are recognized when gaming occurs as such activities are settled immediately. Revenues allocated to the loyalty points deferred revenue liability are recognized when loyalty points are redeemed. The deferred revenue liability is based on the estimated stand-alone selling price of loyalty points earned after factoring in the likelihood of redemption.
    Food and beverage, hotel, retail, entertainment and convention transactions have been determined to be separate, stand-alone performance obligations and revenues for such contracts are recognized when the related goods and services are transferred to patrons. Revenues from contracts which include a combination of these transactions are allocated on a pro rata basis based on the stand-alone selling price of the goods and services. Revenues from food and beverage, hotel, retail, entertainment and other services, including revenues associated with loyalty point redemptions, are recognized at the time such service is performed. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. Percentage rental revenues are recognized in the periods in which the tenants exceed their respective percentage rent thresholds.
    Management and development services have been determined to be separate, stand-alone performance obligations and revenues for such contracts are recognized when the related services are performed. The Company recognizes management fees pursuant to the respective management agreement, usually as a percentage of the related project's earnings during the period. Development fees are recognized pursuant to the respective development agreement, typically as a percentage of construction costs incurred during the period. Management and development fees are recorded within retail, entertainment and other revenues.
    MGE Niagara operates the MGE Niagara Resorts under the terms of a 21-year Casino Operating and Services Agreement (the “COSA”) with the OLG. Pursuant to the laws of Canada and Ontario, the OLG retains legal authority to conduct and manage lottery schemes on behalf of the Ontario government. MGE Niagara is acting as a service provider to the OLG under the COSA and, therefore, recognizes gaming revenues net of amounts due to the OLG. MGE Niagara retains all non-gaming revenues and recognizes these amounts on a gross basis. The COSA represents a series of distinct goods and services and, therefore, is deemed to be a single performance obligation. The transaction price under the COSA includes both fixed and variable consideration. The fixed consideration is comprised of an annual service provider fee and additional consideration for permitted capital expenditures up to an annual cap. The fixed consideration is recognized as revenue on a straight line basis over the term of the COSA. The variable consideration consists of 70% of gaming revenues (as defined under the COSA), in excess of a guaranteed annual minimum amount payable to the OLG (the “Threshold”). Annual Threshold amounts are contractually established and vary from year to year. If gaming revenues are less than the Threshold for any given year, the Company is obligated to make a payment to cover the related shortfall. The variable consideration is recognized as revenue as services are rendered under the terms of the COSA. The Company measures its progress in satisfying this performance obligation based on the output method, which aligns with the benefits provided to the OLG. Projected revenues are estimated based on the most likely amount within a range of possible outcomes to the extent that a significant reversal in the amount of cumulative revenues recognized is not probable of occurring. The difference between revenues recognized and cash

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

received is recorded as an asset or a liability and classified as short-term or long-term based upon the anticipated timing of reversal. In the event an asset is recorded, such asset is assessed at least annually for impairment.
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
    Revenue disaggregation by geographic location and revenue type for the fiscal years ended September 30, 2020 and 2019 was as follows (in thousands):

	For the Fiscal Year Ended September 30, 2020
	Connecticut	Pennsylvania	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(MGE Niagara Resorts) (1)	Other
Gaming	$518,599	$159,661	$121,387	$—
Food and beverage	64,012	12,208	27,544	(86)
Hotel	58,219	4,578	6,319	(3)
Retail, entertainment and other	74,844	4,713	24,775	830
Management and development	—	—	—	37,189
Net revenues	$715,674	$181,160	$180,025	$37,930
_________
(1)Gaming revenues represent revenues earned under the COSA.

	For the Fiscal Year Ended September 30, 2019
	Connecticut	Pennsylvania	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(MGE Niagara Resorts) (1)	Other
Gaming	$654,273	$211,800	$70,339	$—
Food and beverage	114,446	22,981	20,319	(202)
Hotel	84,543	8,246	4,451	(5)
Retail, entertainment and other	138,781	8,027	17,416	1,206
Management and development	—	—	—	32,429
Net revenues	$992,043	$251,054	$112,525	$33,428
_________
(1)Gaming revenues represent revenues earned under the COSA.

Contract and Contract-related Assets
    As of September 30, 2020 and 2019, contract assets related to the COSA totaled $129.2 million and $53.2 million, respectively.
Contract and Contract-related Liabilities
    A difference may exist between the timing of cash receipts from patrons and the recognition of revenues, resulting in a contract or contract-related liability. In general, the Company has three types of such liabilities: (1) outstanding gaming chips and slot tickets liability, which represents amounts owed in exchange for outstanding gaming chips and slot tickets held by patrons, (2) loyalty points deferred revenue liability and (3) patron advances and other liability, which primarily represents funds deposited in advance by patrons for gaming and advance payments by patrons for goods and services such as advance ticket sales, deposits on rooms and convention space and gift card purchases. These liabilities are generally expected to be recognized as revenues within one year and are recorded within other current liabilities.
    The following table summarizes these liabilities (in thousands):

	September 30, 2020	September 30, 2019
Outstanding gaming chips and slot tickets liability	$7,623	$7,968
Loyalty points deferred revenue liability	35,368	40,968
Patron advances and other liability	17,340	22,312
Total	$60,331	$71,248

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    As of September 30, 2020 and 2019, customer contract liabilities related to Mohegan Sun Pocono's revenue sharing agreement with Unibet Interactive Inc. (“Unibet”) totaled $16.8 million and $18.0 million, respectively, and were primarily recorded within other long-term liabilities. Unibet, a subsidiary of the Kindred Group, paid certain interactive gaming license fees to the Pennsylvania Gaming Control Board (the “PGCB”) on behalf of Mohegan Sun Pocono and became licensed as a sports wagering and interactive gaming operator by the PGCB. The Company recorded these license fees, which are reimbursable to Unibet under certain conditions, as intangible assets with corresponding customer contract liabilities as Unibet is deemed to be a customer of Mohegan Sun Pocono with respect to these gaming activities.
Due from/to Ontario Lottery and Gaming Corporation
    On a bi-weekly basis, the OLG remits estimated amounts due to MGE Niagara pursuant to the terms of the COSA. Any such remittance that is due, but not yet received, is recorded within due from Ontario Lottery and Gaming Corporation. Differences between actual and estimated amounts due are separately settled with the OLG on an annual basis, however, a quarterly interim reconciliation process is available. Any settlement amount owed to the OLG is recorded within due to Ontario Lottery and Gaming Corporation.
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
Advertising Costs and Expenses
Production costs are expensed the first time the advertisement takes place. Prepaid rental fees associated with billboard advertisements are capitalized and amortized over the terms of the related rental agreements. Advertising costs and expenses totaled $22.5 million, $27.7 million and $27.5 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.
Pre-opening Costs and Expenses
Costs of start-up activities, pre-opening costs and expenses are expensed as incurred. Pre-opening costs and expenses totaled $15.6 million, $8.5 million and $5.5 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively, and were recorded within other, net.
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
    ASC 740 also creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the entity's financial statements. In addition, ASC 740 provides guidance with respect to de-recognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure requirements. As of September 30, 2020 and 2019, the Company’s uncertain tax positions were insignificant.
Foreign Currency
    The financial position and operating results of foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the end-of-period rates, while local currency revenue and expenses are translated at average rates in effect during the period. Local currency equity is translated at historical rates and the resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive income or loss.
Business Acquisitions
    The Company accounts for business acquisitions using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The purchase price of business acquisitions is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Fair Value of Financial Instruments
The Company applies the following fair value hierarchy, which prioritizes the inputs utilized to measure fair value into three levels:
•Level 1 - Quoted prices for identical assets or liabilities in active markets;
•Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets or valuations based on models where the significant inputs are observable or can be corroborated by observable market data; and
•Level 3 - Valuations based on models where the significant inputs are unobservable. The unobservable inputs reflect the Company's estimates or assumptions that market participants would utilize in pricing such assets or liabilities.
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
    The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, receivables and trade payables approximates fair value. The estimated fair values of the Company's long-term debt were as follows (in thousands):

	September 30, 2020
	Carrying Value	Fair Value
Senior secured credit facility - revolving (1)	$197,000	$178,531
Senior secured credit facility - term loan A (1)	227,710	213,356
Senior secured credit facility - term loan B (1)	792,829	723,121
2016 7 7/8% senior unsecured notes (1)	491,821	468,125
MGE Niagara Resorts credit facility - revolving (1)	26,187	26,187
MGE Niagara Resorts credit facility - term loan (1)	69,297	70,144
MGE Niagara Resorts convertible debenture (2)	29,928	29,928
Mohegan Expo credit facility (3)	27,750	28,408
Guaranteed credit facility (3)	29,529	30,406
Mohegan Tribe subordinated loan (3)	5,000	5,000
Redemption note payable (3)	69,099	69,099
Other (3)	3,860	3,860
Long-term debt	$1,970,010	$1,846,165
 ________
(1)Estimated fair values were based on Level 2 inputs (quoted market prices or prices of similar instruments) as of September 30, 2020.
(2)Estimated fair value was based on Level 3 inputs (changes in market conditions) from date of issuance (June 11, 2019) to September 30, 2020.
(3)Estimated fair values were based on Level 3 inputs (present value of future payments discounted to carrying value) as of September 30, 2020.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3—NEW ACCOUNTING STANDARDS:
The following accounting standard was adopted during the fiscal year ended September 30, 2020:
ASU 2016-02
    In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, which requires, among other things, lessees to recognize a ROU asset and liability for leases with terms in excess of 12 months and the disclosure of information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” and ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”, which clarify various aspects of ASU 2016-02.
    Effective October 1, 2019, the Company adopted ASU 2016-02 under a modified retrospective transition approach. Accordingly, comparative information as of September 30, 2019 and for the fiscal years ended September 30, 2019 and 2018 has not been restated and continues to be reported under accounting standards in effect for those periods. The Company elected the package of practical expedients included in ASU 2016-02, which allowed it to: (i) not reassess whether any expired or existing contracts contain leases, (ii) not reassess the lease classification for any expired or existing leases and (iii) not reassess the initial direct costs for existing leases. The Company also made an accounting policy election to not recognize leases with an initial term of 12 months or less on its balance sheet. In addition, the Company elected to not separate lease and non-lease components for all significant classes of underlying assets for which the Company is the lessee. For instances in which the Company is the lessor, and the class of underlying asset represents retail space, the Company accounts for both the lease and non-lease components as a single lease component. In all other instances, non-lease components are accounted for separately in accordance with applicable guidance, most commonly ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company is currently evaluating the impact ASU 2019-12 will have on its financial statements, but does not expect its adoption to have a material impact.
ASU 2020-06
    In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which simplifies the accounting for convertible instruments by removing major separation models required under current guidance. ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements and related disclosures, but does not expect its adoption to have a material impact.

NOTE 4—MGE NIAGARA RESORTS:
    In September 2018, MGE Niagara was selected by the OLG to be the service provider for the MGE Niagara Resorts. On June 11, 2019 (the “Closing Date”), MGE Niagara completed the acquisition of the MGE Niagara Resorts (the “Acquisition”), assumed the day-to-day operations of the properties under the terms of the COSA and engaged in a series of transactions related thereto, including:
•a lease agreement with the OLG to lease the Fallsview Casino Resort and related administrative office space. This lease agreement requires MGE Niagara to make monthly payments of 2.2 million Canadian dollars ($1.6 million as of September 30, 2020) until the end of the lease term on March 31, 2040. This lease is classified as an operating lease.
•a lease agreement with a third-party investor to lease Casino Niagara and related license agreements to operate an adjacent parking lot and the right for patrons to use an adjacent parking garage. This lease agreement requires MGE Niagara to make monthly payments of approximately 500,000 Canadian dollars (approximately $374,000 as of September 30, 2020) until the end of the lease term on March 31, 2040 in exchange for the rights under the lease and licenses. The present value of the future payments was allocated to the respective rights based upon their relative fair value as follows: (i) 36.9 million Canadian dollars ($27.6 million as of September 30, 2020) towards the Casino Niagara lease, which is classified as a finance lease, (ii) 6.9 million Canadian dollars ($5.2 million as of September 30, 2020) towards an intangible asset, which is being amortized over the term of the lease on a straight-line basis and (iii) the residual allocation of the payments is classified as an operating land lease.
•a commitment to enter into a lease agreement with a third-party to lease the Niagara Falls Entertainment Centre on a date after the completion of its construction. The Company was deemed, for accounting purposes only, to be the owner of this construction project, despite not being the legal owner prior to the completion of construction. Accordingly, the Company capitalized 119.6 million Canadian dollars ($90.3 million as of September 30, 2019) for amounts paid as a build-to-suit asset within property and equipment, net and recorded a corresponding build-to-suit liability. As of October 1, 2019, the adoption of ASU 2016-02 resulted in the derecognition of the build-to-suit asset and related liability. On June 5, 2020, MGE Niagara received notice from the landlord of the Niagara Falls Entertainment Centre that construction of the facility had reached substantial completion. Accordingly, MGE Niagara entered into an agreement to lease the facility commencing on August 19, 2020. This agreement requires MGE Niagara to make monthly payments of 900,000 Canadian dollars (approximately $673,000 as of September 30, 2020) until the end of the lease term on March 31, 2040. This lease is classified as an operating lease.
As of the Closing Date, the purchase price of the Acquisition was approximately 96 million Canadian dollars (approximately $72 million), net of cash acquired of approximately 57 million Canadian dollars (approximately $43 million). During the fiscal year ended September 30, 2020, the Company recorded adjustments to the purchase price of the Acquisition totaling 2.2 million Canadian dollars ($1.7 million), net of cash acquired of approximately 518,000 Canadian dollars (approximately $390,000). MGE Niagara funded the Acquisition with proceeds from borrowings under a 100.0 million Canadian dollar term loan facility, the issuance of a 40.0 million Canadian dollar convertible debenture to a third-party investor and a 60.0 million Canadian dollar investment by the Company. The Acquisition was accounted for as a purchase of a business under the acquisition method of accounting in accordance with guidance provided by ASC Topic 805, “Business Combinations”.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the allocation of the total purchase price to the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Purchase Price
Accounts receivable	$1,448
Inventories	3,410
Other current assets	15,983
Property and equipment	50,282
Intangible asset	16,689
Due to Ontario Lottery and Gaming Corporation	1,525
Other current liabilities	(15,384)
Total	$73,953
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5—COWLITZ PROJECT:
    The Company owns 100% of Salishan-Mohegan, LLC (“Salishan-Mohegan”), which developed and currently manages the Cowlitz Project, a gaming and entertainment facility owned by the federally-recognized Cowlitz Indian Tribe and the Cowlitz Tribal Gaming Authority. The Cowlitz Project opened in April 2017. Through Salishan-Mohegan Development Company, LLC, Salishan-Mohegan, along with Salishan Company, LLC (“Salishan Company”), an unrelated entity, also holds the development rights to any future development at ilani Casino Resort.
    Under the terms of Salishan-Mohegan's development agreements, development fees of $1.8 million, $976,000 and $570,000 were earned for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. Under the terms of Salishan-Mohegan's management agreement, Salishan-Mohegan manages, operates and maintains the casino resort through May 2024 for a fee representing 24% of net revenues, as defined under the management agreement. Management fees earned by Salishan-Mohegan totaled $34.2 million, $27.9 million and $13.5 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.
    Salishan-Mohegan advanced funds for the Cowlitz Project before financing was obtained for the project. On December 4, 2018, the Company received $106.6 million from the Cowlitz Tribal Gaming Authority. This amount represented the full repayment of then-outstanding advances and accrued interest, through the repayment date, totaling $32.0 million and $74.6 million, respectively.
    In April 2017, pursuant to a membership interest redemption and withdrawal agreement, Salishan-Mohegan agreed to redeem the membership interest in Salishan-Mohegan that was previously held by Salishan Company for a redemption price of $114.8 million (the “Redemption Price”), which was determined by binding arbitration. The Redemption Price represented a $68.5 million redemption liability based on the present value of the Redemption Price, utilizing the Company’s credit adjusted risk-free investment rate. The amount of the redemption liability approximated the carrying value of Salishan Company's membership interest at the redemption date and, accordingly, no gain or loss was recorded in connection with this transaction. The redemption liability is payable through a promissory note (the “Redemption Note Payable”) issued by Salishan-Mohegan. The Redemption Note Payable is payable in monthly installments of $1.9 million over a five-year period, commencing in May 2019. The Company recognizes interest expense relating to the amortization of discount to the Redemption Price, utilizing the effective yield method.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6—PROJECT INSPIRE:
    The Company owns 100% of Inspire Integrated Resort Co., Ltd. (“Inspire Integrated Resort”) and MGA Korea, LLC, which were formed to develop and construct Project Inspire. In February 2016, Inspire Integrated Resort was awarded pre-approval for a foreigner-only gaming license to be issued upon completion of the construction of Project Inspire. In August 2016, Inspire Integrated Resort entered into an agreement with the Incheon International Airport Authority for the long-term lease and development of land at the project site adjacent to the airport. Portions of the parcel of land covered by the lease will be released to Inspire Integrated Resort for development as the various phases of the project are approved by local authorities. Rental payments for each phase commence upon their respective initial operation commencement date, as defined, and will be based upon the governmentally appraised value of the project at such time. The overall term of the lease ends on the date which is the fiftieth anniversary of the operation commencement date, with a renewal option for an additional 49 years.
    In March 2019, the Company received the necessary approvals for the initial phase of the project and, as a result, it was granted control of the related portion of the overall parcel of land. Accordingly, for accounting purposes, the lease term for this portion of land commenced on such date and the Company began recognizing rental expense. Rental expense is being recognized on a straight-line basis over the lease term, as defined above. Rental expense totaled $3.9 million and $1.8 million for the fiscal years ended September 30, 2020 and 2019, respectively, and was recorded within pre-opening costs and expenses.
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

NOTE 7—MOHEGAN SUN CASINO AT VIRGIN HOTELS LAS VEGAS:
    The Company owns 100% of MGNV, LLC (“MGNV”), which was formed to operate the Mohegan Sun Casino at Virgin Hotels Las Vegas. In July 2019, MGNV entered into a casino lease agreement with JC Hospitality, LLC, which is currently redeveloping the former Hard Rock Hotel and Casino in Las Vegas, Nevada, into an integrated resort under the Virgin Hotels brand, which will include the Mohegan Sun Casino at Virgin Hotels Las Vegas. Pursuant to the lease agreement, MGNV will lease and operate the more than 60,000-square-foot Mohegan Sun Casino at Virgin Hotels Las Vegas, subject to the completion of planned renovations. During the initial term of this 20-year lease agreement, the Company is required to make annual minimum rent payments of $9.0 million, subject to escalators which could result in annual minimum rent payments of up to $15.0 million, plus consumer price index inflators and additional common area maintenance fees. Annual minimum rent payments commence upon the first anniversary of the Lease Commencement Date, as defined under the lease agreement, and continue until the end of the lease term, which is currently estimated to conclude in 2041, subject to additional extensions at MGNV's option. The lease agreement is contingent upon and subject to the Company obtaining necessary approvals from all regulatory authorities, including without limitation, the State of Nevada and Clark County, Nevada. As of September 30, 2020, MGNV had not obtained control of the premises as defined under the lease agreement, as the planned renovations had not yet been completed.

NOTE 8—INSPIRE ATHENS:
    The Company indirectly owns 100% of MGE Hellinikon B.V., which was formed to own a majority of a joint venture to develop and construct INSPIRE Athens. In October 2020, the joint venture was selected by the Hellenic Gaming Commission as the provisional contractor to develop the first integrated resort and casino in Greece at the Hellinikon, a large multi-purpose development project near Athens on the Athenian Riviera.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9—PROPERTY AND EQUIPMENT, NET:
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2020	September 30, 2019
Land	$44,848	$44,848
Land improvements	101,746	100,879
Buildings and improvements	1,852,131	1,839,872
Build-to-suit asset	—	93,828
Furniture and equipment	655,529	660,936
Construction in process (1)	252,394	103,327
Subtotal	2,906,648	2,843,690
Less: accumulated depreciation	(1,408,601)	(1,323,003)
Property and equipment, net	$1,498,047	$1,520,687
_________
(1)As of September 30, 2020 and 2019, Project Inspire related construction in process totaled $230.4 million and $99.3 million, respectively.
    As of September 30, 2020 and 2019, ROU finance lease assets totaled $29.1 million and $29.4 million, respectively. Depreciation expense totaled $107.6 million, $121.8 million and $81.3 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.
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

NOTE 10—OTHER INTANGIBLE ASSETS, NET:
Other intangible assets, net, consisted of the following (in thousands):

	September 30, 2020	September 30, 2019
Mohegan Sun trademark (1)	$119,692	$119,692
Mohegan Sun Pocono slot machine, table game, interactive gaming and sports wagering licenses (1)	171,904	298,500
MGE Niagara Resorts Casino Operating and Services Agreement rights (2)	16,751	16,753
Other	25,638	25,889
Subtotal	333,985	460,834
Less: accumulated amortization	(6,144)	(5,569)
Other intangible assets, net	$327,841	$455,265
____________
(1)Indefinite lives.
(2)21-year useful life.
    Amortization expense totaled $1.4 million, $738,000 and $413,000 for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands):

	September 30, 2020	September 30, 2019
Senior Secured Credit Facility - Revolving	$197,000	$102,000
Senior Secured Credit Facility - Term Loan A, net of discount and debt issuance costs of $4,199 and $4,236, respectively	227,710	263,829
Senior Secured Credit Facility - Term Loan B, net of discount and debt issuance costs of $20,809 and $16,925, respectively	792,829	805,394
2016 7 7/8% Senior Unsecured Notes, net of discount and debt issuance costs of $8,179 and $9,565, respectively	491,821	490,435
MGE Niagara Resorts Credit Facility - Revolving	26,187	—
MGE Niagara Resorts Credit Facility - Term Loan, net of debt issuance costs of $847 and $1,002, respectively	69,297	73,564
MGE Niagara Resorts Convertible Debenture	29,928	30,204
Mohegan Expo Credit Facility, net of debt issuance costs of $658 and $925, respectively	27,750	29,357
Guaranteed Credit Facility, net of debt issuance costs of $877 and $1,191, respectively	29,529	31,840
Mohegan Tribe Subordinated Loan	5,000	—
Redemption Note Payable, net of discount of $15,701 and $23,905, respectively	69,099	81,329
Other	3,860	1,205
Long-term debt	1,970,010	1,909,157
Less: current portion of long-term debt	(75,355)	(76,909)
Long-term debt, net of current portion	$1,894,655	$1,832,248
Maturities of long-term debt are as follows (in thousands):

Fiscal Years
2021	$75,355
2022	461,205
2023	38,198
2024	911,219
2025	505,041
Thereafter	30,262
Total	$2,021,280

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
    On August 28, 2020, the Company entered into a fourth amendment to the Senior Secured Credit Facilities (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the Company will, during the period beginning on August 28, 2020, and ending upon the achievement of certain financial ratios specified in the Fourth Amendment (such period, the “Financial Covenant Restricted Period”), be subject to, among other things: (i) a minimum liquidity covenant that requires cash and cash equivalents and available borrowings under the Revolving Facility to be at least $70.0 million as of the last day of

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

each calendar month, (ii) a covenant that requires the Company be in pro forma compliance with such minimum liquidity covenant in order to make any interest payment on the 2016 7 7/8% Senior Unsecured Notes and (iii) certain additional reporting covenants. The Fourth Amendment also waives the Company’s obligation to comply with its financial covenants for its fiscal quarters ending March 31, 2020 and June 30, 2020, and modifies its financial covenants applicable during the Financial Covenant Restricted Period to provide the Company with greater flexibility in light of the impact of COVID-19 on the Company's business, in particular during the March 2020 through May 2020 period, all as set forth in the Fourth Amendment. In addition, the Fourth Amendment provides that, commencing on August 24, 2020: (i) loans under the Term Loan A Facility will bear interest at either an adjusted LIBOR rate or a base rate, in each case, plus an applicable margin equal to 6.125% per annum for adjusted LIBOR rate loans and 5.125% per annum for base rate loans, and (ii) loans under the Term Loan B Facility will bear interest at either an adjusted LIBOR rate or a base rate, in each case, plus an applicable margin equal to 6.375% per annum for adjusted LIBOR rate loans and 5.375% per annum for base rate loans, provided that the applicable rate for loans under the Term Loan B Facility are subject to certain ratings-based step downs and “most-favored-nation” protections as set forth in the Fourth Amendment. The Fourth Amendment also provides for a 1.00% per annum LIBOR floor applicable to adjusted LIBOR rate loans under the Term Loan A Facility and a 0.75% per annum LIBOR floor applicable to adjusted LIBOR rate loans under the Revolving Facility. Lastly, the Fourth Amendment: (i) carves out COVID-19 related effects from certain terms of the Senior Secured Credit Facilities and (ii) makes certain other changes to the covenants and other provisions of the Senior Secured Credit Facilities. Substantially concurrently with entering into the Fourth Amendment, the Mohegan Tribe made a $20.0 million cash payment to the Company, consisting of: (i) a $10.0 million contribution, (ii) a $5.0 million subordinated loan maturing on October 16, 2024 and bearing interest in-kind at 10% per annum and (iii) a $5.0 million reimbursement commensurate with a reduction in governmental and administrative services provided by the Mohegan Tribe. The Company incurred approximately $16.1 million in costs in connection with the Fourth Amendment. New transaction costs totaling $2.8 million were expensed and recorded as a loss on modification of debt. New debt issuance costs totaling $3.0 million were capitalized as an asset and will be amortized over the term of the related debt. The remaining $10.3 million in new debt issuance costs was reflected as debt discount and will be amortized over the term of the related debt.
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
The Term Loan A Facility and the Term Loan B Facility require additional mandatory repayments based on a percentage of excess cash flow, as defined under the Senior Secured Credit Facilities. For the fiscal years ended September 30, 2020, 2019 and 2018, there were no mandatory repayments.
    As of September 30, 2020, letters of credit issued under the Revolving Facility totaled $2.2 million. The Company had $50.8 million of borrowing capacity under its Revolving Facility as of September 30, 2020, after factoring in outstanding letters of credit.
    As of September 30, 2020, the $197.0 million outstanding under the Revolving Facility accrue interest at 4.50%. As of September 30, 2020, outstanding borrowings under the Term Loan A Facility and the Term Loan B Facility accrue interest at 7.13% and 7.38%, respectively. The Company is also required to pay leverage-based undrawn commitment fees of between 37.5 thousand and 50 basis points under the Revolving Facility. This fee was 50 basis points as of September 30, 2020.
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
    On September 30, 2020 and 2019, the bank that administers the Company's debt service payments for its Senior Secured Credit Facilities made required principal payments on behalf of the Company totaling $10.5 million and $13.3 million, respectively, but did not accordingly debit the Company's bank account for these payments. As of September 30, 2020 and 2019, the Company reflected these non-cash transactions as reductions to current portion of long-term debt and corresponding

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

increases to other current liabilities. On the respective following banking days, the bank withdrew the payments from the Company's bank account, resulting in reductions to the Company's cash and cash equivalents and other current liabilities.
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
Line of Credit
    In October 2016, in connection with the new Senior Secured Credit Facilities, the Company entered into a $25.0 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the Senior Secured Credit Facilities. Pursuant to provisions of the Senior Secured Credit Facilities, under certain circumstances, the Line of Credit may be converted into loans under the Senior Secured Credit Facilities. Each advance accrues interest at a base rate plus a spread. As of September 30, 2020, no amounts were drawn on the Line of Credit. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facilities.
MGE Niagara Resorts Credit Facilities
    In June 2019, MGE Niagara entered into a Credit Agreement with, among others, Bank of Montreal, as Administrative Agent, and the lenders party thereto (the “MGE Niagara Resorts Credit Agreement”), providing for senior secured credit facilities in the aggregate principal amount of 290.0 million Canadian dollars ($217.0 million as of September 30, 2020) (the “MGE Niagara Resorts Credit Facilities”), comprised of a revolving credit facility in the amount of 190.0 million Canadian dollars ($142.2 million as of September 30, 2020) (the “MGE Niagara Resorts Revolving Facility”) and a term loan facility in the amount of 100.0 million Canadian dollars ($74.8 million as of September 30, 2020) (the “MGE Niagara Resorts Term Loan Facility”). The MGE Niagara Resorts Credit Facilities mature on June 10, 2024.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    In July 2019, MGE Niagara entered into an amendment to the MGE Niagara Resorts Credit Facilities to increase the borrowing capacity under the MGE Niagara Resorts Revolving Facility by 10.0 million Canadian dollars ($7.5 million as of September 30, 2020).
    On March 16, 2020, the OLG directed the MGE Niagara Resorts to close due to COVID-19. On May 15, 2020, MGE Niagara entered into a Limited Waiver (the “Limited Waiver”) with respect to the MGE Niagara Resorts Credit Facilities. The Limited Waiver, among other things: (i) waived the occurrence of an event of default that would have been caused under the MGE Niagara Resorts Credit Facilities due to the closure of the MGE Niagara Resorts for a period of 60 consecutive days or more and (ii) extended the waiver period through June 15, 2020 (the “Initial Waiver Period”). In exchange for the waivers granted under the Limited Waiver, MGE Niagara agreed not to make any request for advances under the MGE Niagara Resorts Credit Facilities during the Initial Waiver Period.
    Because the MGE Niagara Resorts were required to continue to remain closed as directed by the OLG through the Initial Waiver Period, MGE Niagara entered into an Amended and Restated Limited Waiver (the “Amended and Restated Limited Waiver”) on June 15, 2020 which, among other things, extended the Initial Waiver Period to July 15, 2020 (the “Extended Waiver Period”).
    On June 30, 2020, MGE Niagara entered into a Second Amended and Restated Limited Waiver (the “Second Waiver”) which, among other things: (i) waived anticipated breaches of certain financial covenants under the MGE Niagara Resorts Credit Facilities as a result of the closure of the MGE Niagara Resorts until July 31, 2020 (the “Covenant Waiver”), (ii) waived the requirement for MGE Niagara to deliver a compliance certificate under the MGE Niagara Resorts Credit Facilities for the fiscal quarter ending June 30, 2020 (the “Certificate Waiver”) and (iii) extended the Extended Waiver Period to July 31, 2020 (the “Second Extended Waiver Period”). In connection with the Second Waiver, MGE Niagara agreed, among other things, during the Second Extended Waiver Period, to: (i) continue not to make any request for advances under the MGE Niagara Resorts Credit Facilities, (ii) an increase in the Applicable Margin (as defined under the MGE Niagara Resorts Credit Facilities) to pricing level 4, a 50 basis point increase over pricing level 3 and (iii) not make certain Distributions (as defined under the MGE Niagara Resorts Credit Facilities).
    On July 31, 2020, MGE Niagara entered into a Third Amended and Restated Limited Waiver (the “Third Waiver”) which, among other things, extended: (i) the Covenant Waiver, (ii) the Certificate Waiver and (iii) the Second Extended Waiver Period to September 30, 2020 (the “Third Extended Waiver Period”). In connection with the Third Waiver, MGE Niagara agreed, among other things, during the Third Extended Waiver Period, to: (i) continue not to make any request for advances under the MGE Niagara Resorts Credit Facilities, (ii) replace the Applicable Margin schedule in the MGE Niagara Resorts Credit Facilities, which replacement schedule adds a new pricing level 5 increasing the Applicable Margin by 100 basis points over pricing level 4 and apply pricing level 5 as the current Applicable Margin, (iii) require MGE Niagara to maintain minimum liquidity of 15.0 million Canadian dollars, (iv) deliver to the administrative agent a weekly liquidity report and (v) refrain from making certain Distributions (as defined under the MGE Niagara Resorts Credit Facilities).
    On September 30, 2020, MGE Niagara entered into a Fourth Amended and Restated Limited Waiver (the “Fourth Waiver”) which, among other things: (i) waived anticipated breaches of certain financial covenants under the MGE Niagara Resorts Credit Facilities as a result of the closure of the MGE Niagara Resorts until November 30, 2020, (ii) waived the requirement for MGE Niagara to deliver (a) compliance certificates under the MGE Niagara Resorts Credit Facilities for the fiscal quarters ending June 30, 2020 and September 30, 2020 and (b) an annual business plan for the year ending March 31, 2020 and (iii) extended the waiver of the occurrence of an event of default that would have been caused under the MGE Niagara Resorts Credit Facilities due to the closure of the MGE Niagara Resorts, through November 30, 2020 (the “Extended Waiver Period”).
    In connection with the Fourth Waiver, MGE Niagara agreed, among other things, during the Extended Waiver Period, to: (i) continue not to make any request for advances under the MGE Niagara Resorts Credit Facilities, (ii) continue pricing under the MGE Niagara Resorts Credit Facilities at pricing level 5, which increased the Applicable Margin (as defined under the MGE Niagara Resorts Credit Facilities) by 100 basis points over pricing level 4, (iii) continue to require MGE Niagara to maintain minimum liquidity of 15.0 million Canadian dollars, (iv) continue to deliver to the administrative agent a weekly liquidity report and (v) refrain from making certain Distributions (as defined under the MGE Niagara Resorts Credit Facilities).
    The MGE Niagara Resorts Term Loan Facility is repayable, in quarterly installments, at a rate of 5.0 million Canadian dollars ($3.7 million as of September 30, 2020) per annum, commencing September 30, 2019.
    As of September 30, 2020, letters of credit issued under the MGE Niagara Resorts Revolving Facility totaled 35.0 Canadian dollars ($26.2 million as of September 30, 2020).

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    Borrowings under the MGE Niagara Resorts Credit Facilities accrue interest at a base rate plus a spread. As of September 30, 2020, the 35.0 Canadian dollars ($26.2 million as of September 30, 2020) outstanding under the MGE Niagara Resorts Revolving Facility accrue interest at 5.95%. As of September 30, 2020, outstanding borrowings under the MGE Niagara Resorts Term Loan Facility accrue interest at 5.48%. MGE Niagara is also required to pay leverage-based undrawn commitment fees of between 75 and 125 basis points under the MGE Niagara Resorts Revolving Facility. As of September 30, 2020, the commitment fee under MGE Niagara Resorts Revolving Facility was 125 basis points.
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
MGE Niagara Resorts Convertible Debenture
    In June 2019, MGE Niagara issued a convertible debenture (the “MGE Niagara Resorts Convertible Debenture”) to a third-party investor (the "Convertible Debenture Holder") in an aggregate principal amount of 40.0 million Canadian dollars ($29.9 million as of September 30, 2020). The MGE Niagara Resorts Convertible Debenture is convertible, at the option of the Convertible Debenture Holder, between the fourth and sixth anniversaries of the Closing Date, into Class B Special shares representing 40% of the capital of MGE Niagara. The Class B Special shares will be similar in nature to the existing Common shares. The MGE Niagara Resorts Convertible Debenture accrues interest at an annual rate of 3.50% prior to the sixth anniversary of the Closing Date and 8.00% thereafter, compounded annually. The first interest payment is payable on June 11, 2022, with annual payments due thereafter. Repayment of the outstanding principal, plus any accrued interest, is due thirty days following the expiration or the termination of the COSA. If the MGE Niagara Resorts Convertible Debenture is not converted as of the sixth anniversary of the Closing Date, either MGE Niagara or the Convertible Debenture Holder may elect early repayment of half of the principal outstanding as of such date.
Mohegan Expo Credit Facility
    In April 2017, the Company, through its wholly-owned subsidiary, Mohegan Expo Center, LLC (“Mohegan Expo”), entered into a loan agreement with certain third-party lenders providing for a $25.0 million tax-exempt senior secured multi-draw term loan with an $8.3 million increase option (the “Mohegan Expo Credit Facility”). In September 2017, Mohegan Expo exercised the Mohegan Expo Credit Facility increase option. The proceeds from the Mohegan Expo Credit Facility were used to partially finance the construction of an $80.0 million exposition and convention center (the “Earth Expo & Convention Center”). The Earth Expo & Convention Center opened in May 2018. For the fiscal years ended September 30, 2020, 2019 and 2018, Mohegan Expo generated net revenues totaling $3.5 million, $6.0 million and $647,000 respectively, and loss from operations totaling $1.4 million, $81,000 and $1.6 million, respectively.
    The Mohegan Expo Credit Facility matures on April 1, 2022. The Mohegan Expo Credit Facility is repayable with an initial payment of $1.1 million for the period from April 18, 2018 through September 30, 2018 commencing on October 1, 2018 and in quarterly installments, at a rate of $2.5 million per annum, thereafter. As of September 30, 2020, outstanding borrowings under the Mohegan Expo Credit Facility accrue interest at 4.08%. Mohegan Expo is required to maintain a six-month debt service reserve in a designated account under the Mohegan Expo Credit Facility.
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
    The Guaranteed Credit Facility matures on October 1, 2023. The Guaranteed Credit Facility, is repayable, in quarterly installments, at a rate of $2.6 million per annum, commencing January 1, 2019. As of September 30, 2020, outstanding borrowings under the Guaranteed Credit Facility accrue interest at 2.91%.
    The Guaranteed Credit Facility subjects the Company to certain covenant requirements.
Mohegan Tribe Subordinated Loan
Substantially concurrently with entering into the Fourth Amendment, the Mohegan Tribe made a $5.0 million subordinated loan to the Company. This loan matures on October 16, 2024 and bears interest in-kind at 10% per annum.
Redemption Note Payable
    The Redemption Note Payable matures on April 14, 2024. The Redemption Note Payable is payable in monthly installments of $1.9 million over a five-year period, commencing in May 2019 (refer to Note 5).
Debt Covenant Compliance
As of September 30, 2020, the Company was in compliance with all financial covenants.

NOTE 12—LEASES:
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
    The Company’s lease arrangements contain both lease and non-lease components. For instances in which the Company is a lessee, the Company accounts for both lease and non-lease components as a single lease component for substantially all classes of underlying assets (primarily real estate and equipment). Leases with an expected or initial term of 12 months or less are not recorded on the Company’s consolidated balance sheet and the related lease expenses are recognized on a straight-line basis over the expected lease term.
    Information related to weighted average lease terms and discount rates is as follows:

September 30, 2020
Weighted average remaining lease terms (years):
Operating leases	22
Finance leases	18
Weighted average discount rates:
Operating leases (1)	8.48%
Finance leases	4.99%
_________
(1)The weighted average discount rates for existing operating leases were established upon the adoption of ASU 2016-02 on October 1, 2019.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of lease expense are as follows (in thousands):

For the Fiscal Year Ended
September 30, 2020
Operating lease expense	$38,414
Short-term lease expense	27,121
Variable lease expense	12,922
Finance lease expense:
Amortization of ROU assets	2,401
Interest on lease liabilities	1,547
Less: sublease income (1)	(20,791)
Total	$61,614
_________
(1)Represents income earned by the Company from the rental of hotel, convention or retail space at the MGE Niagara Resorts and the Earth Hotel Tower at Mohegan Sun, both of which are leased properties.
    Supplemental cash flow information related to lease liabilities is as follows (in thousands):

For the Fiscal Year Ended
September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating lease obligations	$22,844
Payments for interest on finance lease obligations	889
Payments on finance lease obligations	1,298
Total	$25,031
    Maturities of ROU lease obligations are as follows (in thousands):

	Operating Leases	Finance Leases
Fiscal years:
2021	$48,623	$4,261
2022	38,295	3,107
2023	37,824	2,913
2024	37,942	2,547
2025	38,201	2,146
Thereafter	812,066	30,445
Total future lease payments	1,012,951	45,419
Less: amounts representing interest	(581,314)	(14,735)
Plus: residual values	—	327
Present value of future lease payments	431,637	31,011
Less: current portion of lease obligations	(19,939)	(2,802)
Lease obligations, net of current portion	$411,698	$28,209

In connection with the acquisition of the MGE Niagara Resorts, the Company committed to enter into a lease agreement with a third-party to lease the Niagara Falls Entertainment Centre. Prior to the adoption of ASU 2016-02, the Company was deemed, for accounting purposes only, to be the owner of this construction project, despite not being the legal owner prior to the completion of construction. Accordingly, the Company capitalized $90.3 million as of September 30, 2019 as a build-to-suit asset within property and equipment, net and recorded a corresponding build-to-suit liability. In connection with the adoption of ASU 2016-02, the Company derecognized the build-to-suit asset and liability in their entirety.
Lessor
The Company leases space at its facilities to third parties. Lease terms for these non-cancelable operating leases range from approximately one month to 21 years. Rental income under these lease agreements is fixed and/or variable based on percentage of tenant sales or periodic adjustments for inflation. Rental income is recorded within hotel and retail, entertainment and other revenues. For instances in which the Company is the lessor, and the class of underlying asset represents retail space, the Company accounts for both the lease and non-lease components, such as common area maintenance and tenant services, as

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

a single lease component. In all other instances, non-lease components are accounted for separately in accordance with applicable guidance, most commonly ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”.
Lease income consists of the following (in thousands):

	For the Fiscal Year Ended
	September 30, 2020
	Hotel	Retail, Entertainment and Other
Fixed rent	$42,473	$7,160
Variable rent	—	4,176
Total	$42,473	$11,336

    Future fixed rental income that the Company expects to earn under non-cancelable operating leases, exclusive of amounts under contingent escalated rent clauses, is as follows (in thousands):

Fiscal years:	Operating Leases Fixed Rental Income
2021	$6,669
2022	4,954
2023	4,397
2024	3,891
2025	2,804
Thereafter	6,715
Total	$29,430

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
    The portions of Mohegan Sun, including the Sky Hotel Tower and the Earth Expo & Convention Center, and Mohegan Sun Pocono that are leased to third parties under operating leases are recorded within property and equipment, net as follows (in thousands):

September 30, 2020
Property and equipment, at cost	$484,143
Less: accumulated depreciation	(198,080)
Property and equipment, net	$286,063

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

NOTE 13—RELATED PARTY TRANSACTIONS:
Services
The Mohegan Tribe provides certain governmental and administrative services to the Company. The Company incurred expenses for such services totaling $22.9 million, $33.2 million and $35.4 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.
The Company purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Mohegan Tribe. The Company incurred costs for such utilities totaling $15.5 million, $19.3 million and $19.8 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

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
    The Company also subleases the Earth Hotel Tower, which opened in November 2016, from a subsidiary of the Mohegan Tribe and previously subleased a related connector from the Mohegan Tribe. In December 2017, the Company purchased the connector for $8.5 million, which the Company believes represented its fair market value. The Company incurred rental expense relating to these subleases totaling $8.6 million, $8.6 million and $8.8 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.
Contribution
On August 28, 2020, the Company entered into the Fourth Amendment to its Senior Secured Credit Facilities. Substantially concurrently with entering into the Fourth Amendment, the Mohegan Tribe made a $20.0 million cash payment to the Company, consisting of: (i) a $10.0 million contribution, (ii) a $5.0 million subordinated loan maturing on October 16, 2024 and bearing interest in-kind at 10% per annum and (iii) a $5.0 million reimbursement commensurate with a reduction in governmental and administrative services provided by the Mohegan Tribe.
NOTE 14—EMPLOYEE BENEFIT PLANS:
The Company offers a retirement savings plan for its employees under Section 401(k) and Section 401(a) of the Internal Revenue Code (the “Mohegan Retirement and 401(k) Plan”). The Company may make discretionary matching contributions of 50%, up to the first 3% of participants’ eligible compensation contributed to the 401(k) portion of the plan. The Company temporarily suspended its discretionary matching contributions from April 13, 2020 through July 27, 2020 in an effort to reduce costs to mitigate the operating and financial impact of COVID-19. The Company contributed $1.5 million, $2.4 million and $2.5 million, net of forfeitures, to the Mohegan Retirement and 401(k) Plan for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.
The Company, together with the Mohegan Tribe, offers a non-qualified deferred compensation plan for certain key employees (the “Mohegan Deferred Compensation Plan”). As of September 30, 2020 and 2019, the balance under the Mohegan Deferred Compensation Plan totaled $10.7 million and $10.4 million, respectively. The related asset and liability are recorded within other current assets and other current liabilities, respectively.
    The Company, together with the Mohegan Tribe, offers a benefit plan for certain eligible employees (the “Mohegan Benefit Plan”). The Mohegan Benefit Plan is sponsored by the Mohegan Tribe for the benefit of participants who authorize the purchase of life insurance policies as a means of providing certain life insurance benefits to the participants and their spouses as joint insured. As of September 30, 2020 and 2019, the balance under the Mohegan Benefit Plan totaled $6.4 million and $5.5 million, respectively, and is recorded within other assets, net.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15—INCOME TAXES:
Similar to other sovereign governments, the Mohegan Tribe and its entities, including the Company, are not subject to United States federal income taxes. However, MGE Niagara is subject to income taxes in Ontario, Canada, while certain of the Company's non-tribal entities are subject to income taxes in various state and local jurisdictions within the United States.
The components of income or loss before income tax are as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2020	September 30, 2019	September 30, 2018
Domestic	$(124,227)	$3,909	$138,453
Foreign	(44,483)	(5,256)	(6,370)
Income (loss) before income tax	$(168,710)	$(1,347)	$132,083
The components of income tax are as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2020	September 30, 2019	September 30, 2018
Current:
Federal	$—	$—	$—
State	(355)	(392)	(475)
Foreign	—	—	—
Total	(355)	(392)	(475)
Non-current:
Federal	—	—	—
State	—	—	—
Foreign	7,049	(637)	—
Total	7,049	(637)	—
Income tax benefit (provision)	$6,694	$(1,029)	$(475)
    The components of deferred income tax benefit or provision result from various temporary differences and relate to items included in the consolidated statements of income or loss. The tax effect of these temporary differences are recorded within deferred income tax assets and liabilities as follows (in thousands):

	September 30, 2020	September 30, 2019
Deferred income tax assets:
Canadian net operating loss carryforward	$33,364	$12,163
Right-of-use lease liabilities	95,589	528
Accumulated book depreciation in excess of tax depreciation	6,969	—
Other	158	—
Total	136,080	12,691
Deferred income tax liabilities:
Casino Operating and Services Agreement customer contract asset	(34,251)	(13,300)
Right-of-use lease assets	(95,454)	(28)
Total	(129,705)	(13,328)
Deferred income tax asset (liability) (1)	$6,375	$(637)
 ____________
(1)Recorded within other assets, net and other long-term liabilities.
    MGE Niagara incurred a net operating loss of $16.3 million for Canadian tax purposes primarily due to excess depreciation and amortization that was recognized for accounting purposes over actual depreciation and amortization that was claimed for tax purposes. This net operating loss carryforward will be available to offset future taxable income through March 31, 2041.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16—SEGMENT REPORTING:
The Company, either directly or through subsidiaries, operates Mohegan Sun, along with its other Connecticut operations (the “Connecticut Facilities”), Mohegan Sun Pocono, along with its other Pennsylvania operations (the “Pennsylvania Facilities”) and the MGE Niagara Resorts. The Company assumed the day-to-day operations of the MGE Niagara Resorts on June 11, 2019. Certain other properties that are managed or under development by the Company are identified as the management, development and other reportable segment.
The Company's chief operating decision maker currently reviews and assesses the performance and operating results and determines the proper allocation of resources to the Connecticut Facilities, the Pennsylvania Facilities, the MGE Niagara Resorts and the properties managed or under development on a separate basis. Accordingly, the Company has four separate reportable segments: (i) Mohegan Sun, which includes the operations of the Connecticut Facilities, (ii) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities, (iii) the MGE Niagara Resorts and (iv) management, development and other. The Company's corporate functions, along with any inter-segment activities are disclosed separately in the following segment disclosures to reconcile to consolidated results.

	For the Fiscal Years Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2018
Net revenues:
Mohegan Sun	$715,674	$992,043	$1,068,892
Mohegan Sun Pocono	181,160	251,054	265,691
MGE Niagara Resorts	180,025	112,525	—
Management, development and other	37,189	33,349	19,806
Corporate	741	1,001	1,483
Inter-segment	173	(1,162)	(240)
Total	$1,114,962	$1,388,810	$1,355,632

Income (loss) from operations:
Mohegan Sun	$128,449	$156,276	$230,890
Mohegan Sun Pocono (1) (2)	(115,073)	(5,253)	37,541
MGE Niagara Resorts	(24,676)	7,368	—
Management, development and other	1,585	1,152	(686)
Corporate	(23,439)	(22,161)	(23,211)
Inter-segment	(63)	(920)	—
Total	$(33,217)	$136,462	$244,534
_________
(1)Includes a $126.6 million impairment charge related to Mohegan Sun Pocono's intangible assets in fiscal 2020.
(2)Includes a $39.5 million impairment charge related to Mohegan Sun Pocono's goodwill in fiscal 2019.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Fiscal Years Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2018
Capital expenditures incurred:
Mohegan Sun	$17,600	$30,931	$93,165
Mohegan Sun Pocono	3,559	6,526	9,889
MGE Niagara Resorts	17,799	3,389	—
Management, development and other	137,171	40,114	19,724
Corporate	545	34	24
Total	$176,674	$80,994	$122,802

(in thousands)	September 30, 2020	September 30, 2019
Total assets:
Mohegan Sun	$1,271,435	$1,282,384
Mohegan Sun Pocono	409,630	548,424
MGE Niagara Resorts	581,562	342,821
Management, development and other	423,313	313,458
Corporate	992,874	912,712
Inter-segment	(971,626)	(888,203)
Total	$2,707,188	$2,511,596

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17—COMMITMENTS AND CONTINGENCIES:
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
Mohegan Sun Casino at Virgin Hotels Las Vegas Lease
    In July 2019, MGNV entered into a casino lease agreement with JC Hospitality, LLC, which is currently redeveloping the former Hard Rock Hotel and Casino in Las Vegas, Nevada, into an integrated resort under the Virgin Hotels brand, which will include the Mohegan Sun Casino at Virgin Hotels Las Vegas. During the initial term of the 20-year lease agreement, the Company is required to make annual minimum rent payments of $9.0 million, subject to escalators which could result in annual minimum rent payments of up to $15.0 million, plus consumer price index inflators and additional common area maintenance fees. Annual minimum rent payments commence upon the first anniversary of the Lease Commencement Date, as defined under the lease agreement, and continue until the end of the lease term, which is currently estimated to conclude in 2041, subject to additional extensions at MGNV's option. The lease agreement is contingent upon and subject to the Company obtaining necessary approvals from all regulatory authorities, including without limitation, the State of Nevada and Clark County, Nevada.
Priority Distribution
The Company and the Mohegan Tribe are parties to a perpetual agreement, which requires the Company to make payments to the Mohegan Tribe to the extent of the Company's net cash flow, as defined, subject to a minimum payment of $40.0 million per calendar year.
Purchase and Other Contractual Obligations
    As of September 30, 2020, the Company was contractually committed to purchase goods and services totaling $63.7 million, of which $36.2 million is expected to be incurred in fiscal 2021.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18—SUBSEQUENT EVENTS:
Amendment to Line of Credit
On November 18, 2020, the Company entered into a third amendment to the Line of Credit and a first amendment to its autoborrow service agreement pursuant to which the Line of Credit was amended to: (i) reduce the Facility Limit (as defined under the Line of Credit) from $25.0 million to $20.0 million and (ii) add a 0.75% per annum LIBOR floor.
Amendments and Waivers with Respect to MGE Niagara Resorts Credit Facilities
On November 30, 2020, MGE Niagara entered into a Fifth Amended and Restated Limited Waiver (the “Fifth Waiver”) which, among other things: (i) waived anticipated breaches of certain financial covenants under the MGE Niagara Resorts Credit Facilities as a result of the closure of the MGE Niagara Resorts until March 31, 2021, (ii) waived the requirement for MGE Niagara to deliver (a) compliance certificates under the MGE Niagara Resorts Credit Facilities for the fiscal quarters ending June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021 and (b) an annual business plan for the year ending March 31, 2020 and (iii) extended the waiver of the occurrence of an event of default that would have been caused under the MGE Niagara Resorts Credit Facilities due to the closure of the MGE Niagara Resorts, through March 31, 2021 (the “ Extended Waiver Period”).
In connection with the Fifth Waiver, MGE Niagara agreed, among other things, during the Extended Waiver Period, to: (i) continue not to make any request for advances under the MGE Niagara Resorts Credit Facilities, (ii) continue pricing under the MGE Niagara Resorts Credit Facilities at pricing level 5 (iii) continue to require MGE Niagara to maintain minimum liquidity of 15.0 million Canadian dollars, (iv) continue to deliver to the administrative agent a weekly liquidity report and (v) refrain from making certain Distributions (as defined under the MGE Niagara Resorts Credit Facilities).
New Main Street Term Loan Facility
On December 1, 2020, the Company entered into a loan agreement (the “Loan Agreement”) among the Company, the Mohegan Tribe and Liberty Bank, as lender (the “Lender”) in connection with the Main Street Priority Loan Facility (the “MSPLF”) established by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under Section 13(3) of the Federal Reserve Act. The Loan Agreement provides for a senior secured term loan facility (the “Term Loan Facility”) in aggregate principal amount of $50.0 million, subject to approval by the Federal Reserve, which was received on December 15, 2020. On December 15, 2020 (the “Closing Date”), the Company borrowed the full $50.0 million in principal amount of the Term Loan Facility, which matures on December 1, 2025.
The proceeds from the Term Loan Facility will be used: (i) to repay amounts outstanding under the Revolving Facility, (ii) to fund transaction costs in connection with the Loan Agreement and (iii) for working capital and general corporate purposes.
The Loan Agreement contains customary covenants applicable to the Company and its restricted subsidiaries, including covenants governing incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions and mergers or consolidations. The Loan Agreement also includes financial maintenance covenants pertaining to total leverage, secured leverage, fixed charge coverage and liquidity. In addition, the Loan Agreement contains customary events of default relating to, among other things, failure to make required payments, breach of covenants and breach of representations. The financial and non-financial covenants contained in the Loan Agreement are substantially identical to the covenants contained in the Senior Secured Credit Facilities. The Loan Agreement also requires the Company to comply with all terms and conditions of the MSPLF.
Borrowings under the Loan Agreement will bear interest at a rate equal to the three-month LIBOR plus 3.00%, payable quarterly in arrears, provided that interest paid on or prior to December 1, 2021 may be paid in-kind and added to the principal amount of the loans outstanding under the Term Loan Facility. The Company is required to repay 15% of the aggregate principal amount of loans under the Term Loan Facility on each of the third and fourth anniversary of the Closing Date.
The Company's obligations under the Term Loan Facility are guaranteed by certain of the Company’s restricted subsidiaries, as defined under the Loan Agreement. The Term Loan Facility is secured by substantially all of the Company’s and its restricted subsidiaries’ assets. The liens securing the obligations under the Loan Agreement are pari passu pursuant to an intercreditor agreement between the Lender and the agent of the Senior Secured Credit Facilities.

MOHEGAN TRIBAL GAMING AUTHORITY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2020, 2019 and 2018
(in thousands)

	Column A	Column B	Column C	Column D
	Balances at Beginning of Year	Charges to Costs and Expenses	Deductions from Reserves (1)	Balances at End of Year
Description:
Fiscal Year ended September 30, 2020
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$11,715	$4,592	$(6)	$16,313
Fiscal Year ended September 30, 2019
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$12,265	$976	$1,526	$11,715
Fiscal Year ended September 30, 2018
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$20,785	$4,396	$12,916	$12,265
 _________________
(1)Deductions from reserves generally represent write-off of uncollectible accounts, net of recoveries of accounts previously written-off. In fiscal 2018, deductions from reserves primarily include $10.3 million related to certain notes receivable related to the Cowlitz Project.

S-1