Form 10-Q
period 2020-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2021-02-16
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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

MOHEGAN TRIBAL GAMING AUTHORITY

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31, 2020	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$144,515	$112,665
Restricted cash and cash equivalents	2,634	934
Accounts receivable, net of allowance for doubtful accounts of $18,410 and $16,313, respectively	51,606	43,602
Inventories	17,444	16,773
Due from Ontario Lottery and Gaming Corporation	3,173	2,854
Casino Operating and Services Agreement customer contract asset	18,219	24,843
Other current assets	48,755	46,362
Total current assets	286,346	248,033
Restricted cash and cash equivalents	21,019	28,470
Property and equipment, net	1,508,878	1,498,047
Right-of-use operating lease assets	422,976	408,434
Other intangible assets, net	328,451	327,841
Casino Operating and Services Agreement customer contract asset, net of current portion	116,478	104,405
Notes receivable	2,514	2,514
Other assets, net	89,816	89,444
Total assets	$2,776,478	$2,707,188
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$33,585	$75,355
Current portion of finance lease obligations	3,429	2,802
Current portion of right-of-use operating lease obligations	26,517	19,939
Trade payables	21,507	22,469
Accrued payroll	35,231	32,705
Construction payables	39,776	40,932
Accrued interest payable	16,394	26,349
Due to Ontario Lottery and Gaming Corporation	28,634	25,405
Other current liabilities	141,870	157,910
Total current liabilities	346,943	403,866
Long-term debt, net of current portion	2,027,297	1,894,655
Finance lease obligations, net of current portion	29,100	28,209
Right-of-use operating lease obligations, net of current portion	427,872	411,698
Accrued payroll	3,528	3,978
Other long-term liabilities	35,340	32,771
Total liabilities	2,870,080	2,775,177
Commitments and Contingencies
Capital:
Retained deficit	(114,574)	(75,692)
Accumulated other comprehensive income	19,824	223
Total capital attributable to Mohegan Tribal Gaming Authority	(94,750)	(75,469)
Non-controlling interests	1,148	7,480
Total capital	(93,602)	(67,989)
Total liabilities and capital	$2,776,478	$2,707,188
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2020	December 31, 2019
Revenues:
Gaming	$173,201	$264,269
Food and beverage	11,040	50,532
Hotel	16,524	27,589
Retail, entertainment and other	30,016	56,662
Net revenues	230,781	399,052
Operating costs and expenses:
Gaming, including related party transactions of $799 and $755, respectively	98,499	157,188
Food and beverage	11,486	41,693
Hotel, including related party transactions of $2,161 and $2,161, respectively	8,792	11,842
Retail, entertainment and other	7,293	24,986
Advertising, general and administrative, including related party transactions of $10,180 and $9,566, respectively	48,714	74,214
Corporate, including related party transactions of $1,748 and $2,253, respectively	11,105	14,090
Depreciation and amortization	25,974	28,544
Other, net	8,308	3,070
Total operating costs and expenses	220,171	355,627
Income from operations	10,610	43,425
Other income (expense):
Interest income	(2)	751
Interest expense, net of capitalized interest	(41,885)	(35,356)
Loss on modification of debt	(72)	—
Other, net	1,023	(592)
Total other expense	(40,936)	(35,197)
Income (loss) before income tax	(30,326)	8,228
Income tax benefit	3,565	1,196
Net income (loss)	(26,761)	9,424
(Income) loss attributable to non-controlling interests	140	(30)
Net income (loss) attributable to Mohegan Tribal Gaming Authority	(26,621)	9,394
Comprehensive income (loss):
Foreign currency translation adjustment	20,977	11,417
Other comprehensive income	20,977	11,417
Other comprehensive income attributable to non-controlling interests	(1,376)	(531)
Other comprehensive income attributable to Mohegan Tribal Gaming Authority	19,601	10,886
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$(7,020)	$20,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Capital Attributable to Mohegan Tribal Gaming Authority	Non-controlling Interests	Total Capital
Balance, September 30, 2020	$(75,692)	$223	$(75,469)	$7,480	$(67,989)
Net loss	(26,621)	—	(26,621)	(140)	(26,761)
Foreign currency translation adjustment	—	19,601	19,601	1,376	20,977
Distributions to Mohegan Tribe	(12,000)	—	(12,000)	—	(12,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(261)	—	(261)	—	(261)
Other	—	—	—	(7,568)	(7,568)
Balance, December 31, 2020	$(114,574)	$19,824	$(94,750)	$1,148	$(93,602)

Balance, September 30, 2019	$137,124	$(6,633)	$130,491	$6,942	$137,433
Net income	9,394	—	9,394	30	9,424
Foreign currency translation adjustment	—	10,886	10,886	531	11,417
Distributions to Mohegan Tribe	(12,000)	—	(12,000)	—	(12,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(313)	—	(313)	—	(313)
Balance, December 31, 2019	$134,205	$4,253	$138,458	$7,503	$145,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2020	December 31, 2019
Cash flows used in operating activities:
Net income (loss)	$(26,761)	$9,424
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	25,974	28,544
Non-cash operating lease expense	3,060	3,273
Accretion of discounts	293	317
Amortization of discounts and debt issuance costs	6,402	4,550
Provision for losses on receivables	2,107	321
Deferred income taxes	(3,685)	(1,316)
Other, net	(4,323)	244
Changes in operating assets and liabilities, net of effect of the MGE Niagara Resorts acquisition:
Accounts receivable	(9,744)	(2,657)
Inventories	(515)	510
Due from Ontario Lottery and Gaming Corporation	(178)	(761)
Casino Operating and Services Agreement customer contract asset	828	(40,976)
Other assets	3,768	(9,033)
Trade payables	(1,655)	4,058
Accrued interest	(9,984)	(9,743)
Due to Ontario Lottery and Gaming Corporation	1,945	8,591
Operating lease liabilities	4,142	(2,057)
Other liabilities	(15,072)	(4,247)
Net cash flows used in operating activities	(23,398)	(10,958)
Cash flows used in investing activities:
Purchases of property and equipment	(18,568)	(22,218)
Acquisition of the MGE Niagara Resorts, net of cash acquired	—	(1,666)
Other, net	26	(1,390)
Net cash flows used in investing activities	(18,542)	(25,274)
Cash flows provided by financing activities:
Senior secured credit facility borrowings - revolving and line of credit	156,287	326,222
Senior secured credit facility repayments - revolving and line of credit	(106,287)	(291,147)
Senior secured credit facility repayments - term loans A and B	(10,514)	(13,295)
Proceeds from Main Street Term Loan Facility, net of discounts	48,108	—
MGE Niagara Resorts credit facility borrowings - revolving and line of credit	—	41,864
MGE Niagara Resorts credit facility repayments - revolving and line of credit	—	(11,596)
MGE Niagara Resorts credit facility repayments - term loan	(976)	(960)
Other repayments	(7,065)	(6,458)
Payments on finance lease obligations	(226)	(404)
Distributions to Mohegan Tribe	(12,000)	(12,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(261)	(313)
Payments of financing fees	(118)	—
Other, net	(1,000)	(1,527)
Net cash flows provided by financing activities	65,948	30,386
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	24,008	(5,846)
Effect of exchange rate on cash, cash equivalents, restricted cash and restricted cash equivalents	2,091	7,001
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	142,069	280,729
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$168,168	$281,884

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the condensed consolidated balance sheets:
Cash and cash equivalents	$144,515	$139,164
Restricted cash and cash equivalents, current	2,634	6,706
Restricted cash and cash equivalents, non-current	21,019	136,014
Cash, cash equivalents, restricted cash and restricted cash equivalents	$168,168	$281,884
Supplemental disclosures:
Cash paid for interest	$45,397	$40,388
Non-cash transactions:
Right-of-use operating lease assets	$3	$359,909
Right-of-use operating lease obligations	$3	$360,054
Finance lease assets and obligations	$441	$2,065
Construction payables	$32,364	$24,040
Senior secured credit facility reductions	$10,514	$13,295
MGE Niagara Resorts - derecognition of build-to-suit asset and liability	$—	$90,675

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
The Mohegan Tribal Gaming Authority d/b/a Mohegan Gaming & Entertainment (the “Company”) is primarily engaged in the ownership, operation and development of integrated entertainment facilities, both domestically and internationally. This ownership, operation and development includes the following: (i) ownership and operation of Mohegan Sun, a gaming and entertainment complex located on an approximately 196-acre site in Uncasville, Connecticut, (ii) ownership and operation of Mohegan Sun Pocono, a gaming and entertainment facility located on an approximately 400-acre site in Plains Township, Pennsylvania, (iii) operation of the Niagara Fallsview Casino Resort, Casino Niagara and the 5,000-seat Niagara Falls Entertainment Centre, all in Niagara Falls, Canada (collectively, the “MGE Niagara Resorts”), (iv) development and management of ilani Casino Resort in Clark County, Washington, and development rights to any future development at ilani Casino Resort, (v) management of Resorts Casino Hotel in Atlantic City, New Jersey and ownership of 10% of the casino’s holding company and its subsidiaries, including those conducting or licensing online gaming and retail sports wagering in New Jersey, (vi) management of Paragon Casino Resort in Marksville, Louisiana, (vii) development and construction of an integrated resort and casino project to be located adjacent to the Incheon International Airport in South Korea, (viii) operation of the casino at Virgin Hotels Las Vegas in Las Vegas, Nevada, following the completion of planned renovations, and (ix) development and construction of an integrated resort and casino project to be located near Athens, Greece.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including the Company’s operations. In March 2020, the Company temporarily suspended operations at its North American owned, operated and managed properties to ensure the health and safety of its employees, guests and the surrounding communities in which the Company operates, consistent with directives from various government bodies. Following these closures, the Company reopened its properties as follows: (i) Paragon Casino Resort on May 20, 2020, (ii) ilani Casino Resort on May 28, 2020, (iii) Mohegan Sun on June 1, 2020, (iv) Mohegan Sun Pocono on June 22, 2020 and (v) Resorts Casino Hotel on July 2, 2020. Mohegan Sun Pocono was again temporarily closed from December 12, 2020 through January 3, 2021 due to a resurgence of COVID-19 at that time. As of the date of the filing of this Quarterly Report on Form 10-Q, the MGE Niagara Resorts remain temporarily closed.
The Company cannot predict when the MGE Niagara Resorts will be able to reopen or the conditions upon which such reopening may occur, and while the Company's reopened properties have experienced some level of continued business disruption, the Company expects that these disruptions will gradually dissipate, and remains confident in its ability to mitigate the impact of any such disruption through expense management. The impact of COVID-19 on the Company's operations has been significant, though the full extent of its impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of COVID-19 or the extent of the recent resurgence of COVID-19, the manner in which the Company’s guests, suppliers and other third parties respond to COVID-19, including the perception of safety and health measures taken by the Company, new information which may emerge concerning the severity of COVID-19 and the actions to contain or treat it, as well as general economic conditions and consumer confidence. Accordingly, the Company cannot reasonably estimate the extent to which COVID-19 will further impact its future financial condition, results of operations and cash flows.
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

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued. As further discussed within Note 6, on January 26, 2021, the Company (i) entered into a new credit agreement which, among other things, provides for a $262.875 million senior secured revolving credit facility, removes the financial covenants (other than the minimum liquidity covenant) applicable for the fiscal quarter ended December 31, 2020, modifies the financial covenants applicable for the fiscal quarters ending March 31, 2021 and thereafter and extends the maturity date of the new senior secured revolving credit facility to April 14, 2023 and (ii) issued $1.175 billion of new senior secured notes due February 1, 2026. The proceeds from these transactions were used to refinance certain existing indebtedness of the Company (refer to Note 6). Based on the aforementioned and the Company’s existing resources, there are no current indicators of substantial doubt as previously disclosed in its Annual Report filed on Form 10-K for the fiscal year ended September 30, 2020, and the Company now expects to have sufficient resources to meet its existing obligations for the next twelve months and to remain in compliance with its financial covenants.

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
The Company’s results for the three months ended December 31, 2020 are not indicative of operating results expected for the entire fiscal year, particularly given the impact of COVID-19 as discussed above.
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
Revenue disaggregation by geographic location and revenue type for the three months ended December 31, 2020 was as follows (in thousands):

	Connecticut	Pennsylvania	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(MGE Niagara Resorts) (1)	Other
Gaming	$125,025	$35,642	$12,534	$—
Food and beverage	10,205	841	—	(6)
Hotel	15,720	804	—	—
Retail, entertainment and other	14,941	798	463	236
Management and development	—	—	—	13,315
Net revenues	$165,891	$38,085	$12,997	$13,545
________
(1)Gaming revenues represent revenues earned under the Casino Operating and Services Agreement.
Revenue disaggregation by geographic location and revenue type for the three months ended December 31, 2019 was as follows (in thousands):

	Connecticut	Pennsylvania	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(MGE Niagara Resorts) (1)	Other
Gaming	$160,259	$51,978	$52,032	$—
Food and beverage	28,533	6,082	15,953	(36)
Hotel	22,048	1,980	3,563	(2)
Retail, entertainment and other	32,495	1,914	13,426	146
Management and development	—	—	—	9,012
Net revenues	$243,335	$61,954	$84,974	$9,120
________
(1)Gaming revenues represent revenues earned under the Casino Operating and Services Agreement.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Contract and Contract-related Assets
As of December 31, 2020 and September 30, 2020, contract assets related to the Casino Operating and Services Agreement totaled $134.7 million and $129.2 million, respectively.
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
The following table summarizes these liabilities (in thousands):

	December 31, 2020	September 30, 2020
Outstanding gaming chips and slot tickets liability	$8,626	$7,623
Loyalty points deferred revenue liability	35,116	35,368
Patron advances and other liability	17,522	17,340
Total	$61,264	$60,331
As of December 31, 2020 and September 30, 2020, customer contract liabilities related to Mohegan Sun Pocono's revenue sharing agreement with Unibet Interactive Inc. totaled $16.5 million and $16.8 million, respectively, and were primarily recorded within other long-term liabilities.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

    The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, receivables and trade payables approximates fair value. The estimated fair values of the Company's long-term debt were as follows (in thousands):

	December 31, 2020
	Carrying Value	Fair Value
Senior secured credit facility - revolving (1)	$247,000	$237,120
Senior secured credit facility - term loan A (1)	220,416	217,696
Senior secured credit facility - term loan B (1)	792,220	773,937
Main Street term loan facility (3)	48,127	50,000
2016 7 7/8% senior unsecured notes (1)	492,252	506,875
MGE Niagara Resorts credit facility - revolving (1)	27,464	27,464
MGE Niagara Resorts credit facility - term loan (1)	71,721	72,585
MGE Niagara Resorts convertible debenture (2)	31,388	31,388
Mohegan Expo credit facility (3)	27,240	27,784
Guaranteed credit facility (3)	28,950	29,750
Mohegan Tribe subordinated loan (3)	5,000	5,000
Redemption note payable (3)	65,289	65,289
Other (3)	3,815	3,815
Long-term debt	$2,060,882	$2,048,703
________
(1)Estimated fair values were based on Level 2 inputs (quoted market prices or prices of similar instruments) as of December 31, 2020.
(2)Estimated fair value was based on Level 3 inputs (changes in market conditions) from date of issuance (June 11, 2019) to December 31, 2020.
(3)Estimated fair values were based on Level 3 inputs (present value of future payments discounted to carrying value) as of December 31, 2020.
New Accounting Standards
The following accounting standards were adopted during the three months ended December 31, 2020:
ASU 2016-13
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”), which sets forth a current expected credit loss model requiring a company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This model replaced the prior incurred loss model and applies to the measurement of credit losses on financial assets measured at amortized cost, as well as certain off-balance sheet credit exposures. Effective October 1, 2020, the Company adopted ASU 2016-13 and its adoption did not have a material impact on the Company's financial statements.
ASU 2018-13
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which added, amended and removed certain disclosure requirements related to fair value measurements. ASU 2018-13 requires enhanced disclosures on valuation techniques and inputs that a reporting entity uses to determine its measures of fair value, including judgments and assumptions that the entity makes and the uncertainties in the fair value measurements as of the reporting date. Effective October 1, 2020, the Company adopted ASU 2018-13 and its adoption did not have a material impact on the Company's financial statement disclosures.
The following accounting standards will be adopted in future reporting periods:
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

NOTE 2—LEASES:
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
    Information related to weighted average lease terms and discount rates is as follows:

December 31, 2020
Weighted average remaining lease terms (years):
Operating leases	22
Finance leases	18
Weighted average discount rates:
Operating leases	8.45%
Finance leases	4.99%

The components of lease expense are as follows (in thousands):

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2020	December 31, 2019
Operating lease expense	$11,355	$9,601
Short-term lease expense	6,555	9,956
Variable lease expense	3,956	3,609
Finance lease expense:
Amortization of right-of-use assets	573	607
Interest on lease liabilities	387	397
Less: sublease income (1)	(3,923)	(9,604)
Total	$18,903	$14,566
________
(1)Represents income earned by the Company from the rental of hotel, convention or retail space at the MGE Niagara Resorts and the Earth Hotel Tower at Mohegan Sun, both of which are leased properties.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

    Supplemental cash flow information related to lease liabilities is as follows (in thousands):

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating lease obligations	$4,153	$8,385
Payments for interest on finance lease obligations	58	397
Payments on finance lease obligations	226	404
Total	$4,437	$9,186
    Maturities of right-of-use lease obligations are as follows (in thousands):

	Operating Leases	Finance Leases
Fiscal years:
2021 (1)	$46,380	$4,120
2022	39,811	3,235
2023	39,322	3,034
2024	39,442	2,669
2025	39,708	2,268
Thereafter	847,724	31,932
Total future lease payments	1,052,387	47,258
Less: amounts representing interest	(597,998)	(15,056)
Plus: residual values	—	327
Present value of future lease payments	454,389	32,529
Less: current portion of lease obligations	(26,517)	(3,429)
Lease obligations, net of current portion	$427,872	$29,100
________
(1)Represents payment obligations from January 1, 2021 to September 30, 2021.
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
Lease income consists of the following (in thousands):

	For the Three Months Ended December 31, 2020		For the Three Months Ended December 31, 2019
	Hotel	Retail, Entertainment and Other	Hotel	Retail, Entertainment and Other
Fixed rent	$10,398	$1,567	$15,743	$3,075
Variable rent	—	510	—	1,388
Total	$10,398	$2,077	$15,743	$4,463

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

    Future fixed rental income that the Company expects to earn under non-cancelable operating leases, exclusive of amounts under contingent escalated rent clauses, is as follows (in thousands):

Fiscal years:	Operating Leases Fixed Rental Income
2021 (1)	$4,520
2022	4,908
2023	4,313
2024	3,838
2025	2,748
Thereafter	6,708
Total	$27,035
________
(1)Represents future fixed rental income from January 1, 2021 to September 30, 2021.
    Due to the evolving nature of COVID-19 and the related economic uncertainties, the Company cannot be certain that the contractual future fixed rental income presented above will be realized in its entirety.
    The portions of Mohegan Sun, including the Sky Hotel Tower and the Earth Expo & Convention Center, and Mohegan Sun Pocono that are leased to third parties under operating leases are recorded within property and equipment, net as follows (in thousands):

	December 31, 2020	September 30, 2020
Property and equipment, at cost	$483,968	$484,143
Less: accumulated depreciation	(202,402)	(198,080)
Property and equipment, net	$281,566	$286,063

NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands):

	December 31, 2020	September 30, 2020
Senior Secured Credit Facility - Revolving	$247,000	$197,000
Senior Secured Credit Facility - Term Loan A, net of discount and debt issuance costs of $3,149 and $4,199, respectively	220,416	227,710
Senior Secured Credit Facility - Term Loan B, net of discount and debt issuance costs of $19,248 and $20,809, respectively	792,220	792,829
Main Street Term Loan Facility net of debt issuance costs of $1,873	48,127	—
2016 7 7/8% Senior Unsecured Notes, net of discount and debt issuance costs of $7,748 and $8,179, respectively	492,252	491,821
MGE Niagara Resorts Credit Facility - Revolving	27,464	26,187
MGE Niagara Resorts Credit Facility - Term Loan, net of debt issuance costs of $864 and $847, respectively	71,721	69,297
MGE Niagara Resorts Convertible Debenture	31,388	29,928
Mohegan Expo Credit Facility, net of debt issuance costs of $544 and $658, respectively	27,240	27,750
Guaranteed Credit Facility, net of debt issuance costs of $800 and $877, respectively	28,950	29,529
Mohegan Tribe Subordinated Loan	5,000	5,000
Redemption Note Payable, net of discount of $13,771 and $15,701, respectively	65,289	69,099
Other	3,815	3,860
Long-term debt	2,060,882	1,970,010
Less: current portion of long-term debt (1)	(33,585)	(75,355)
Long-term debt, net of current portion	$2,027,297	$1,894,655
________
(1)Excludes the Senior Secured Credit Facility - Revolving and Senior Secured Credit Facility - Term Loan A based on the Company's ability and intent to prepay these facilities (refer to Note 6).

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Refinancing Transactions
On January 26, 2021, the Company completed a series of refinancing transactions, including (i) entering into a new senior secured credit facility, (ii) issuing new senior secured notes, (iii) prepaying the existing Senior Secured Credit Facilities, (iv) prepaying the Main Street Term Loan Facility and (v) repaying the Mohegan Tribe Subordinated Loan (refer to Note 6).
Senior Secured Credit Facilities - Non-cash Transactions
    On December 31, 2020 and 2019, the bank that administers the Company's debt service payments for its Senior Secured Credit Facilities made required principal payments on behalf of the Company totaling $10.5 million and $13.3 million, respectively, but did not accordingly debit the Company's bank account for these payments. As of December 31, 2020 and 2019, the Company reflected these non-cash transactions as reductions to current portion of long-term debt and corresponding increases to other current liabilities. On the respective following banking days, the bank withdrew the payments from the Company's bank account, resulting in reductions to the Company's cash and cash equivalents and other current liabilities.
Amendment to Line of Credit
On November 18, 2020, the Company entered into amendments to its Line of Credit and autoborrow service agreement pursuant to which the Line of Credit was amended to: (i) reduce the Facility Limit (as defined under the Line of Credit) from $25.0 million to $20.0 million and (ii) add a 0.75% per annum LIBOR floor.
Amendments and Waivers with Respect to MGE Niagara Resorts Credit Facilities
On November 30, 2020, MGE Niagara entered into a Fifth Amended and Restated Limited Waiver (the “Fifth Waiver”) with respect to the MGE Niagara Resorts Credit Facilities. The Fifth Waiver, among other things: (i) waived anticipated breaches of certain financial covenants under the MGE Niagara Resorts Credit Facilities as a result of the closure of the MGE Niagara Resorts until March 31, 2021, (ii) waived the requirement for MGE Niagara to deliver (a) compliance certificates under the MGE Niagara Resorts Credit Facilities for the fiscal quarters ending June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021 and (b) an annual business plan for the operating year ending March 31, 2020 and (iii) extended the waiver of the occurrence of an event of default that would have been caused under the MGE Niagara Resorts Credit Facilities due to the closure of the MGE Niagara Resorts, through March 31, 2021 (the “ Extended Waiver Period”).
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
Main Street Term Loan Facility
On December 1, 2020, the Company entered into a loan agreement (the “Loan Agreement”) among the Company, the Mohegan Tribe and Liberty Bank, as lender (the “Lender”), in connection with the Main Street Priority Loan Facility (the “MSPLF”) established by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under Section 13(3) of the Federal Reserve Act. The Loan Agreement provides for a senior secured term loan facility (the “Main Street Term Loan Facility”) in an aggregate principal amount of $50.0 million, subject to approval by the Federal Reserve, which was received on December 15, 2020. On December 15, 2020 (the “Closing Date”), the Company borrowed the full $50.0 million in principal amount under the Main Street Term Loan Facility, which matures on December 1, 2025.
The proceeds from the Main Street Term Loan Facility were used: (i) to fund transaction costs in connection with the Loan Agreement and (ii) for working capital and general corporate purposes.
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
Borrowings under the Loan Agreement bear interest at a rate equal to the three-month LIBOR plus 3.00%, payable quarterly in arrears, provided that interest paid on or prior to December 1, 2021 may be paid in-kind and added to the principal

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

amount of the loans outstanding under the Main Street Term Loan Facility. The Company is required to repay 15% of the aggregate principal amount of loans under the Main Street Term Loan Facility on each of the third and fourth anniversary of the Closing Date.
The Company's obligations under the Main Street Term Loan Facility are guaranteed by certain of the Company’s restricted subsidiaries, as defined under the Loan Agreement. The Main Street Term Loan Facility is secured by substantially all of the Company’s and its restricted subsidiaries’ assets. The liens securing the obligations under the Loan Agreement are pari passu pursuant to an intercreditor agreement between the Lender and the agent of the Senior Secured Credit Facilities.
The Main Street Term Loan Facility was repaid in full on January 26, 2021 (refer to Note 6).
Debt Covenant Compliance
As of December 31, 2020, the Company was in compliance with its required financial covenants.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 4—SEGMENT REPORTING:
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

	For the Three Months Ended
(in thousands)	December 31, 2020	December 31, 2019
Net revenues:
Mohegan Sun	$165,891	$243,335
Mohegan Sun Pocono	38,085	61,954
MGE Niagara Resorts	12,997	84,974
Management, development and other	13,315	9,012
Corporate	230	108
Inter-segment	263	(331)
Total	$230,781	$399,052

Income (loss) from operations:
Mohegan Sun	$27,247	$45,065
Mohegan Sun Pocono	1,356	7,794
MGE Niagara Resorts	(12,521)	(1,333)
Management, development and other	2,073	(918)
Corporate	(7,538)	(7,164)
Inter-segment	(7)	(19)
Total	$10,610	$43,425

	For the Three Months Ended
(in thousands)	December 31, 2020	December 31, 2019
Capital expenditures incurred:
Mohegan Sun	$2,657	$4,631
Mohegan Sun Pocono	1,057	999
MGE Niagara Resorts	2,560	7,851
Management, development and other	9,306	22,868
Corporate	298	8
Total	$15,878	$36,357

(in thousands)	December 31, 2020	September 30, 2020
Total assets:
Mohegan Sun	$1,289,586	$1,271,435
Mohegan Sun Pocono	404,467	409,630
MGE Niagara Resorts	605,016	581,562
Management, development and other	461,028	423,313
Corporate	1,014,009	992,874
Inter-segment	(997,628)	(971,626)
Total	$2,776,478	$2,707,188

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

NOTE 6—SUBSEQUENT EVENTS:
New Senior Secured Credit Facility
On January 26, 2021, the Company entered into a credit agreement (the “Credit Agreement”) among the Company, the Mohegan Tribe, Citizens Bank, N.A., as administrative agent, and the other lenders and financial institutions party thereto, providing for a $262.875 million senior secured revolving credit facility (the “New Senior Secured Credit Facility”). The New Senior Secured Credit Facility will mature on April 14, 2023.
The initial drawing under the New Senior Secured Credit Facility, together with the proceeds from the Notes (defined below), was used to (i) prepay all amounts outstanding under the existing Senior Secured Credit Facilities, (ii) prepay all amounts outstanding under the Main Street Term Loan Facility, (iii) repay the Mohegan Tribe Subordinated Loan and (iv) pay related fees and expenses. The New Senior Secured Credit Facility will otherwise be available for general corporate purposes.
The Credit Agreement contains certain customary covenants applicable to the Company and its restricted subsidiaries, including covenants governing: incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions and mergers or consolidations. Additionally, the Credit Agreement includes financial maintenance covenants pertaining to total leverage, secured leverage and fixed charge coverage, as well as a minimum liquidity covenant. The Credit Agreement also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations.
Borrowings under the New Senior Secured Credit Facility will bear interest as follows: (i) for base rate loans, a base rate equal to the highest of (x) the prime rate, (y) the federal funds rate plus 50 basis points and (z) the one-month LIBOR rate plus 100 basis points (the highest of (x), (y) and (z), the “base rate”), plus a leverage-based margin of 100 to 275 basis points; and (ii) for Eurodollar rate loans, the applicable LIBOR rate (subject to a 0.75% LIBOR floor) plus a leverage-based margin of 200 to 375 basis points. The Company is also required to pay a leverage-based undrawn commitment fee on the New Senior Secured Credit Facility of between 37.5 and 50 basis points. Interest on Eurodollar rate loans is payable in arrears at the end of each applicable interest period, but not less frequently than quarterly. Interest on base rate advances is payable quarterly in arrears.
The New Senior Secured Credit Facility is fully and unconditionally guaranteed, jointly and severally, by each of Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P., Northeast Concessions, L.P., Mohegan Commercial Ventures PA, LLC, Mohegan Basketball Club LLC, Mohegan Ventures-Northwest, LLC and Mohegan Golf, LLC (the “Guarantors”; and the Guarantors other than Mohegan Basketball Club LLC, the “Grantors”). The New Senior Secured Credit Facility is secured on a first priority senior secured basis by collateral constituting substantially all of the Company’s and Grantors’ assets. In the future, certain other subsidiaries of the Company may be required to become Guarantors and/or Grantors in accordance with the terms of the Credit Agreement and related loan documents.
New Senior Secured Notes
On January 26, 2021, the Company issued $1.175 billion in aggregate principal amount of second priority senior secured notes due 2026 (the “Notes”) in a private placement. On the same date, the Company, the Guarantors and the Mohegan Tribe entered into an indenture agreement (the “Indenture”) with U.S. Bank National Association, the trustee for the Notes.
The Notes bear interest payable at a fixed rate of 8.000% per annum and mature on the earlier of February 1, 2026 and the Springing Maturity Date (as defined in the Indenture). Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021. The Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors and will be guaranteed by each other restricted subsidiary of the Company that becomes a guarantor in accordance with the terms of the Notes. The Notes are secured on a second priority senior secured basis by collateral constituting substantially all of the Company’s and Grantors’ assets.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Prior to February 1, 2023, the Company may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus the “make-whole” premium described in the Indenture. Prior to February 1, 2023, the Company may, during the twelve-month period commencing on the issue date of the Notes and during the twelve-month period subsequent to such initial twelve-month period and prior to February 1, 2023, redeem in each such twelve-month period up to 10% of the initial aggregate principal amount of the Notes at a redemption price equal to 103% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, provided that if the Company does not redeem 10% of the initial aggregate principal amount of the Notes during the initial twelve-month period commencing on the issue date of the Notes, the Company may, in the subsequent period prior to February 1, 2023, redeem the Notes in an amount that does not exceed 10% of the initial aggregate principal amount of the Notes plus the difference between (i) 10% of the initial aggregate principal amount of the Notes and (ii) the aggregate principal amount of any Notes redeemed during such initial twelve-month period. On or after February 1, 2023, the Company may redeem some or all of the Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
The Indenture contains certain customary covenants, including in respect of the Company’s and its restricted subsidiaries’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or sell assets. The Indenture includes customary events of default, including, but not limited to, failure to make required payments and failure to comply with certain covenants.
The proceeds from the Notes were used as described above.
Prepayment of Existing Senior Secured Credit Facilities
On January 26, 2021, the Company prepaid all amounts outstanding under, and terminated, its existing Senior Secured Credit Facilities.
Prepayment of Main Street Term Loan Facility
On January 26, 2021, the Company prepaid all amounts outstanding under, and terminated, its Main Street Term Loan Facility.
Amendments to Mohegan Expo Credit Facility and Guaranteed Credit Facility
On January 26, 2021, the Company entered into amendments with respect to the Mohegan Expo Credit Facility and the Guaranteed Credit Facility in order to, among other things, provide waivers relating to disclosures in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 regarding the Company’s ability to continue as a going concern.

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
Additional information concerning potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.
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
We are primarily engaged in the ownership, operation and development of integrated entertainment facilities, both domestically and internationally. This ownership, operation and development includes the following: (i) ownership and operation of Mohegan Sun, a gaming and entertainment complex located on an approximately 196-acre site in Uncasville, Connecticut, (ii) ownership and operation of Mohegan Sun Pocono, a gaming and entertainment facility located on an approximately 400-acre site in Plains Township, Pennsylvania, (iii) operation of the Niagara Fallsview Casino Resort, Casino Niagara and the 5,000-seat Niagara Falls Entertainment Centre, all in Niagara Falls, Canada (collectively, the “MGE Niagara Resorts”), (iv) development and management of ilani Casino Resort in Clark County, Washington, and development rights to any future development at ilani Casino Resort, (v) management of Resorts Casino Hotel in Atlantic City, New Jersey and ownership of 10% of the casino’s holding company and its subsidiaries, including those conducting or licensing online gaming and retail sports wagering in New Jersey, (vi) management of Paragon Casino Resort in Marksville, Louisiana, (vii) development and construction of an integrated resort and casino project to be located adjacent to the Incheon International Airport in South Korea, (viii) operation of the casino at Virgin Hotels Las Vegas in Las Vegas, Nevada, following the completion of planned renovations, and (ix) development and construction of an integrated resort and casino project to be located near Athens, Greece.
Impact of the COVID-19 Pandemic
    In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including our operations. In March 2020, we temporarily suspended operations at our North American owned, operated and managed properties to ensure the health and safety of our employees, guests and the surrounding communities in which we operate, consistent with directives from various government bodies. Following these closures, we reopened our properties as follows: (i) Paragon Casino Resort on May 20, 2020, (ii) ilani Casino Resort on May 28, 2020, (iii) Mohegan Sun on June 1, 2020, (iv) Mohegan Sun Pocono on June 22, 2020 and (v) Resorts Casino Hotel on July 2, 2020. Mohegan Sun Pocono was again temporarily closed from December 12, 2020 through January 3, 2021 due to a resurgence of COVID-19 at that time. As of the date of the filing of this Quarterly Report on Form 10-Q, the MGE Niagara Resorts remain temporarily closed.
We cannot predict when the MGE Niagara Resorts will be able to reopen or the conditions upon which such reopening may occur, and while our reopened properties have experienced some level of continued business disruption, we expect that these disruptions will gradually dissipate, and remain confident in our ability to mitigate the impact of any such disruption through expense management. The impact of COVID-19 on our operations has been significant, though the full extent of its impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of COVID-19 or the extent of the recent resurgence of COVID-19, the manner in which our guests, suppliers and other third parties respond to COVID-19, including the perception of safety and health measures taken by us, new information which may emerge concerning the severity of COVID-19 and the actions to contain or treat it, as well as general economic conditions and consumer confidence. Accordingly, we cannot reasonably estimate the extent to which COVID-19 will further impact our future financial condition, results of operations and cash flows.
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

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued. As further discussed within “Liquidity and Capital Resources”, on January 26, 2021, we (i) entered into a new credit agreement which, among other things, provides for a $262.875 million senior secured revolving credit facility, removes the financial covenants (other than the minimum liquidity covenant) applicable for the fiscal quarter ended December 31, 2020, modifies the financial covenants applicable for the fiscal quarters ending March 31, 2021 and thereafter and extends the maturity date of the new senior secured revolving credit facility to April 14, 2023 and (ii) issued $1.175 billion of new senior secured notes due February 1, 2026. The proceeds from these transactions were used to refinance certain of our existing indebtedness. Based on the aforementioned and our existing resources, there are no current indicators of substantial doubt as previously disclosed in our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2020, and we now expect to have sufficient resources to meet our existing obligations for the next twelve months and to remain in compliance with our financial covenants.

Results of Operations
Summary Operating Results
The following table summarizes our results on a segment basis (in thousands):

	For the Three Months Ended December 31,
	2020	2019
Net revenues:
Mohegan Sun	$165,891	$243,335
Mohegan Sun Pocono	38,085	61,954
MGE Niagara Resorts	12,997	84,974
Management, development and other	13,315	9,012
Corporate	230	108
Inter-segment	263	(331)
Total	$230,781	$399,052
Income (loss) from operations:
Mohegan Sun	$27,247	$45,065
Mohegan Sun Pocono	1,356	7,794
MGE Niagara Resorts	(12,521)	(1,333)
Management, development and other	2,073	(918)
Corporate	(7,538)	(7,164)
Inter-segment	(7)	(19)
Total	$10,610	$43,425
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$(26,621)	$9,394
The most significant factors and trends that impacted our operating and financial performance were as follows:
•COVID-19 and the resulting temporary closures and capacity restrictions at our properties;
•cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19;
•higher management fees earned; and
•higher interest expense.
Mohegan Sun
Revenues
    Net revenues declined by $77.4 million, or 31.8%, to $165.9 million for the three months ended December 31, 2020 compared to $243.3 million in the same period in the prior year. The decline in net revenues was principally due to overall capacity restrictions at Mohegan Sun driven by COVID-19.
Operating Costs and Expenses
Operating costs and expenses decreased by $59.7 million, or 30.1%, to $138.6 million for the three months ended December 31, 2020 compared to $198.3 million in the same period in the prior year. This reduction primarily reflected lower overall operating costs and expenses commensurate with the decline in net revenues, combined with various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19.
Mohegan Sun Pocono
Revenues
Net revenues declined by $23.9 million, or 38.5%, to $38.1 million for the three months ended December 31, 2020 compared to $62.0 million in the same period in the prior year. The decline in net revenues was principally due to the temporary closure of Mohegan Sun Pocono, effective December 12, 2020, combined with overall capacity restrictions driven by COVID-19. Mohegan Sun Pocono reopened to the public on January 4, 2021.
Operating Costs and Expenses
Operating costs and expenses decreased by $17.5 million, or 32.3%, to $36.7 million for the three months ended December 31, 2020 compared to $54.2 million in the same period in the prior year. This reduction primarily reflected lower overall operating costs and expenses commensurate with the decline in net revenues, combined with various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19.
MGE Niagara Resorts
Revenues
    Net revenues totaled $13.0 million for the three months ended December 31, 2020 compared to $85.0 million in the same period in the prior year. These results reflect the temporary closure of the MGE Niagara Resorts, effective March 18, 2020, following the outbreak of COVID-19. As of the date of the filing of this Quarterly Report on Form 10-Q, the MGE Niagara Resorts remain temporarily closed. Net revenues for the three months ended December 31, 2020 primarily reflect fixed service provider fees pursuant to the terms of our Casino Operating and Services Agreement with the Ontario Lottery and Gaming Corporation.
Operating Costs and Expenses
Operating costs and expenses totaled $25.5 million for the three months ended December 31, 2020 compared to $86.3 million in the same period in the prior year. These results reflect reduced overall operating costs and expenses due to the temporary closure of the MGE Niagara Resorts.
Management, Development and Other
Revenues
    Net revenues increased by $4.3 million, or 47.8%, to $13.3 million for the three months ended December 31, 2020 compared to $9.0 million in the same period in the prior year. The increase in net revenues was due to higher management fees from ilani Casino Resort driven by strong performance at the property.
Operating Costs and Expenses
Operating costs and expenses increased by $1.3 million, or 13.1%, to $11.2 million for the three months ended December 31, 2020 compared to $9.9 million in the same period in the prior year. The increase in operating costs and expenses was primarily driven by higher pre-opening costs and expenses associated with Project Inspire.
Corporate
Revenues
Net revenues increased by $0.1 million, or 100.0%, to $0.2 million for the three months ended December 31, 2020 compared to $0.1 million in the same period in the prior year. The increase in net revenues was primarily driven by higher revenues generated by our “Play 4 Fun” on-line gaming platform.
Operating Costs and Expenses
Operating costs and expenses increased by $0.5 million, or 6.8%, to $7.8 million for the three months ended December 31, 2020 compared to $7.3 million in the same period in the prior year. The increase in operating costs and expenses primarily reflect higher payroll costs.

Other Expenses
Other expenses increased by $5.7 million, or 16.2%, to $40.9 million for the three months ended December 31, 2020 compared to $35.2 million in the same period in the prior year. Other expenses are comprised primarily of interest expense. Interest expense increased by $6.5 million, or 18.4%, to $41.9 million for the three months ended December 31, 2020 compared to $35.4 million in the same period in the prior year. The increase in interest expense was due to higher weighted average interest rate and weighted average outstanding debt. Weighted average outstanding debt was $2.08 billion for the three months ended December 31, 2020 compared to $2.03 billion in the same period in the prior year. Weighted average interest rate was 8.1% for the three months ended December 31, 2020 compared to 7.0% in the same period in the prior year.
Seasonality
The gaming markets in the Northeastern United States and Niagara Falls, Canada, are seasonal in nature, with peak gaming activities often occurring during the months of May through August. Accordingly, our operating results for the three months ended December 31, 2020 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Liquidity
As of December 31, 2020 and September 30, 2020, we held cash and cash equivalents of $144.5 million and $112.7 million, respectively, of which the MGE Niagara Resorts held $12.6 million and $15.1 million, respectively. Inclusive of letters of credit, which reduce borrowing availability, we had $0.8 million of borrowing capacity under our senior secured revolving facility and line of credit as of December 31, 2020. As a result of the cash based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and impairment charges.
Cash used in operating activities increased by $12.4 million, or 112.7%, to $23.4 million for the three months ended December 31, 2020 compared to $11.0 million in the same period in the prior year. The increase in cash used in operating activities was driven by a significant reduction in net income after factoring in non-cash items resulting from COVID-19 and its impact on our operations, partially offset by lower working capital requirements.
Cash used in investing activities declined by $6.8 million, or 26.9%, to $18.5 million for the three months ended December 31, 2020 compared to $25.3 million in the same period in the prior year. The decline in cash used in investing activities primarily reflected lower capital expenditures.
    Cash provided by financing activities increased by $35.5 million, or 116.8%, to $65.9 million for the three months ended December 31, 2020 compared to $30.4 million in the same period in the prior year. The increase in cash provided by financing activities was primarily driven by increased borrowings to provide financial flexibility in response to COVID-19.
Refinancing Transactions
New Senior Secured Credit Facility
On January 26, 2021, we entered into a credit agreement (the “Credit Agreement”) among us, the Mohegan Tribe, Citizens Bank, N.A., as administrative agent, and the other lenders and financial institutions party thereto, providing for a $262.875 million senior secured revolving credit facility (the “New Senior Secured Credit Facility”). The New Senior Secured Credit Facility will mature on April 14, 2023.
The initial drawing under the New Senior Secured Credit Facility, together with the proceeds from the Notes (defined below), was used to (i) prepay all amounts outstanding under the existing senior secured credit facilities (ii) prepay all amounts outstanding under the Main Street term loan facility, (iii) repay the Mohegan Tribe subordinated loan and (iv) pay related fees and expenses. The New Senior Secured Credit Facility will otherwise be available for general corporate purposes.
The Credit Agreement contains certain customary covenants applicable to us and our restricted subsidiaries, including covenants governing: incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions and mergers or consolidations. Additionally, the Credit Agreement includes financial maintenance covenants pertaining to total leverage, secured leverage and fixed charge coverage, as well as a minimum liquidity covenant. The Credit Agreement also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations.
Borrowings under the New Senior Secured Credit Facility will bear interest as follows: (i) for base rate loans, a base rate equal to the highest of (x) the prime rate, (y) the federal funds rate plus 50 basis points and (z) the one-month LIBOR rate plus 100 basis points (the highest of (x), (y) and (z), the “base rate”), plus a leverage-based margin of 100 to 275 basis points; and (ii) for Eurodollar rate loans, the applicable LIBOR rate (subject to a 0.75% LIBOR floor) plus a leverage-based margin of 200 to 375 basis points. We are also required to pay a leverage-based undrawn commitment fee on the New Senior Secured Credit Facility of between 37.5 and 50 basis points. Interest on Eurodollar rate loans is payable in arrears at the end of each applicable interest period, but not less frequently than quarterly. Interest on base rate advances is payable quarterly in arrears.
The New Senior Secured Credit Facility is fully and unconditionally guaranteed, jointly and severally, by each of Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P., Northeast Concessions, L.P., Mohegan Commercial Ventures PA, LLC, Mohegan Basketball Club LLC, Mohegan Ventures-Northwest, LLC and Mohegan Golf, LLC (the “Guarantors”; and the Guarantors other than Mohegan Basketball Club LLC, the “Grantors”). The New Senior Secured Credit Facility is secured on a first priority senior secured basis by collateral constituting substantially all of our and the Grantors’ assets. In the future, certain of our other subsidiaries may be required to become Guarantors and/or Grantors in accordance with the terms of the Credit Agreement and related loan documents.
New Senior Secured Notes
On January 26, 2021, we issued $1.175 billion in aggregate principal amount of second priority senior secured notes due 2026 (the “Notes”) in a private placement. On the same date, we, the Guarantors and the Mohegan Tribe entered into an indenture agreement (the “Indenture”) with U.S. Bank National Association, the trustee for the Notes.
The Notes bear interest payable at a fixed rate of 8.000% per annum and mature on the earlier of February 1, 2026 and the Springing Maturity Date (as defined in the Indenture). Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021. The Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors and will be guaranteed by each of our other restricted subsidiary that becomes a guarantor in accordance with the terms of the Notes. The Notes are secured on a second priority senior secured basis by collateral constituting substantially all of our and the Grantors’ assets.
Prior to February 1, 2023, we may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus the “make-whole” premium described in the Indenture. Prior to February 1, 2023, we may, during the twelve-month period commencing on the issue date of the Notes and during the twelve-month period subsequent to such initial twelve-month period and prior to February 1, 2023, redeem in each such twelve-month period up to 10% of the initial aggregate principal amount of the Notes at a redemption price equal to 103% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, provided that if we do not redeem 10% of the initial aggregate principal amount of the Notes during the initial twelve-month period commencing on the issue date of the Notes, we may, in the subsequent period prior to February 1, 2023, redeem the Notes in an amount that does not exceed 10% of the initial aggregate principal amount of the Notes plus the difference between (i) 10% of the initial aggregate principal amount of the Notes and (ii) the aggregate principal amount of any Notes redeemed during such initial twelve-month period. On or after February 1, 2023, we may redeem some or all of the Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
The Indenture contains certain customary covenants, including in respect of our and our restricted subsidiaries’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or sell assets. The Indenture includes customary events of default, including, but not limited to, failure to make required payments and failure to comply with certain covenants.
The proceeds from the Notes were used as described above.
Prepayment of Existing Senior Secured Credit Facilities
On January 26, 2021, we prepaid all amounts outstanding under, and terminated, our existing senior secured credit facilities.

Prepayment of Main Street Term Loan Facility
On January 26, 2021, we prepaid all amounts outstanding under, and terminated, our Main Street term loan facility.
Amendments to Mohegan Expo Credit Facility and Guaranteed Credit Facility
On January 26, 2021, we entered into amendments with respect to the Mohegan Expo credit facility and the guaranteed credit facility in order to, among other things, provide waivers relating to disclosures in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 regarding our ability to continue as a going concern.
Sufficiency of Resources
We believe that existing cash balances and financing arrangements, including our recent refinancing transactions, along with operating cash flows will provide us with sufficient resources to meet our existing debt obligations, distributions to the Mohegan Tribe, capital expenditures and working capital requirements, including threshold payments relating to the MGE Niagara Resorts, for the next twelve months; however, we can provide no assurance in this regard.
Critical Accounting Policies and Estimates
There has been no material change from the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of December 31, 2020, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest on the basis of base rate, Eurodollar rate and Bankers’ Acceptance rate formulas, plus applicable rates, as defined under the credit facilities. Based on our variable rate outstanding debt as of December 31, 2020, a 100 basis point change in average interest rate would impact annual interest expense by approximately $15.2 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits

Exhibit No.	Description
10.1
Loan Agreement, dated as of December 1, 2020, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and Liberty Bank (filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on December 15, 2020 and incorporated by reference herein).

10.2
Fifth Amended and Restated Limited Waiver, dated as of November 30, 2020, granted by Bank of Montreal, as administrative agent, on behalf of and at the direction of the Required Lenders in favor of MGE Niagara Entertainment Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on December 10, 2020 and incorporated by reference herein).

10.3
Fourth Amended and Restated Limited Waiver, dated as of September 30, 2020, granted by Bank of Montreal, as administrative agent, on behalf of and at the direction of the Required Lenders in favor of MGE Niagara Entertainment Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on October 6, 2020 and incorporated by reference herein).

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	February 16, 2021	By:	/S/ RALPH JAMES GESSNER JR.
Ralph James Gessner Jr. Chairman and Member, Management Board

Date:	February 16, 2021	By:	/S/ MARIO C. KONTOMERKOS
Mario C. Kontomerkos Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive, Financial and Accounting Officer)