Form 10-Q
period 2021-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2021-05-14
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

MOHEGAN TRIBAL GAMING AUTHORITY

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2021	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$127,772	$112,665
Restricted cash and cash equivalents	3,759	934
Accounts receivable, net of allowance for doubtful accounts of $17,960 and $16,313, respectively	48,915	43,602
Inventories	17,389	16,773
Due from Ontario Lottery and Gaming Corporation	6,086	2,854
Casino Operating and Services Agreement customer contract asset	17,894	24,843
Other current assets	50,713	46,362
Total current assets	272,528	248,033
Restricted cash and cash equivalents	18,774	28,470
Property and equipment, net	1,573,632	1,498,047
Right-of-use operating lease assets	447,667	408,434
Other intangible assets, net	328,810	327,841
Casino Operating and Services Agreement customer contract asset, net of current portion	114,133	104,405
Notes receivable	2,514	2,514
Other assets, net	96,133	89,444
Total assets	$2,854,191	$2,707,188
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$49,555	$75,355
Current portion of finance lease obligations	4,165	2,802
Current portion of right-of-use operating lease obligations	32,739	19,939
Trade payables	25,311	22,469
Accrued payroll	37,948	32,705
Construction payables	38,827	40,932
Accrued interest payable	36,316	26,349
Due to Ontario Lottery and Gaming Corporation	31,360	25,405
Other current liabilities	156,932	157,910
Total current liabilities	413,153	403,866
Long-term debt, net of current portion	1,973,529	1,894,655
Finance lease obligations, net of current portion	107,475	28,209
Right-of-use operating lease obligations, net of current portion	452,993	411,698
Accrued payroll	3,529	3,978
Other long-term liabilities	35,620	32,771
Total liabilities	2,986,299	2,775,177
Commitments and Contingencies
Capital:
Retained deficit	(142,563)	(75,692)
Accumulated other comprehensive income	9,291	223
Total capital attributable to Mohegan Tribal Gaming Authority	(133,272)	(75,469)
Non-controlling interests	1,164	7,480
Total capital	(132,108)	(67,989)
Total liabilities and capital	$2,854,191	$2,707,188
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Revenues:
Gaming	$209,184	$215,994	$382,385	$480,263
Food and beverage	13,343	37,557	24,383	88,089
Hotel	17,170	20,115	33,694	47,704
Retail, entertainment and other	38,931	41,035	68,947	97,697
Net revenues	278,628	314,701	509,409	713,753
Operating costs and expenses:
Gaming, including related party transactions of $808, $755, $1,607 and $1,510, respectively	108,567	131,178	207,066	288,366
Food and beverage	11,610	32,392	23,096	74,085
Hotel, including related party transactions of $2,161, $2,161, $4,322 and $4,322, respectively	8,189	10,473	16,981	22,315
Retail, entertainment and other	6,843	16,166	14,136	41,152
Advertising, general and administrative, including related party transactions of $6,097, $9,046, $16,277 and $18,612, respectively	49,790	62,882	98,504	137,096
Corporate, including related party transactions of $1,516, $2,128, $3,264 and $4,381, respectively	12,887	10,169	23,992	24,259
Depreciation and amortization	26,388	27,826	52,362	56,370
Impairment of Mohegan Sun Pocono's intangible assets	—	126,596	—	126,596
Other, net	9,498	3,274	17,806	6,344
Total operating costs and expenses	233,772	420,956	453,943	776,583
Income (loss) from operations	44,856	(106,255)	55,466	(62,830)
Other income (expense):
Interest income	6	528	4	1,279
Interest expense, net of capitalized interest	(42,442)	(30,996)	(84,327)	(66,352)
Loss on modification and early extinguishment of debt	(23,886)	—	(23,958)	—
Other, net	2,269	(2,432)	3,292	(3,024)
Total other expense	(64,053)	(32,900)	(104,989)	(68,097)
Loss before income tax	(19,197)	(139,155)	(49,523)	(130,927)
Income tax benefit (provision)	3,224	(876)	6,789	320
Net loss	(15,973)	(140,031)	(42,734)	(130,607)
(Income) loss attributable to non-controlling interests	(16)	(63)	124	(93)
Net loss attributable to Mohegan Tribal Gaming Authority	(15,989)	(140,094)	(42,610)	(130,700)
Comprehensive income (loss):
Foreign currency translation adjustment	(10,533)	(18,581)	10,444	(7,164)
Other comprehensive income (loss)	(10,533)	(18,581)	10,444	(7,164)
Other comprehensive (income) loss attributable to non-controlling interests	—	739	(1,376)	208
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	(10,533)	(17,842)	9,068	(6,956)
Comprehensive loss attributable to Mohegan Tribal Gaming Authority	$(26,522)	$(157,936)	$(33,542)	$(137,656)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Capital Attributable to Mohegan Tribal Gaming Authority	Non-controlling Interests	Total Capital
Balance, December 31, 2020	$(114,574)	$19,824	$(94,750)	$1,148	$(93,602)
Net income (loss)	(15,989)	—	(15,989)	16	(15,973)
Foreign currency translation adjustment	—	(10,533)	(10,533)	—	(10,533)
Distributions to Mohegan Tribe	(12,000)	—	(12,000)	—	(12,000)
Balance, March 31, 2021	$(142,563)	$9,291	$(133,272)	$1,164	$(132,108)
Balance, September 30, 2020	$(75,692)	$223	$(75,469)	$7,480	$(67,989)
Net loss	(42,610)	—	(42,610)	(124)	(42,734)
Foreign currency translation adjustment	—	9,068	9,068	1,376	10,444
Distributions to Mohegan Tribe	(24,000)	—	(24,000)	—	(24,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(261)	—	(261)	—	(261)
Other	—	—	—	(7,568)	(7,568)
Balance, March 31, 2021	$(142,563)	$9,291	$(133,272)	$1,164	$(132,108)

Balance, December 31, 2019	$134,205	$4,253	$138,458	$7,503	$145,961
Net income (loss)	(140,094)	—	(140,094)	63	(140,031)
Foreign currency translation adjustment	—	(17,842)	(17,842)	(739)	(18,581)
Distributions to Mohegan Tribe	(12,000)	—	(12,000)	—	(12,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(100)	—	(100)	—	(100)
Balance, March 31, 2020	$(17,989)	$(13,589)	$(31,578)	$6,827	$(24,751)
Balance, September 30, 2019	$137,124	$(6,633)	$130,491	$6,942	$137,433
Net income (loss)	(130,700)	—	(130,700)	93	(130,607)
Foreign currency translation adjustment	—	(6,956)	(6,956)	(208)	(7,164)
Distributions to Mohegan Tribe	(24,000)	—	(24,000)	—	(24,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(413)	—	(413)	—	(413)
Balance, March 31, 2020	$(17,989)	$(13,589)	$(31,578)	$6,827	$(24,751)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	March 31, 2021	March 31, 2020
Cash flows provided by (used in) operating activities:
Net loss	$(42,734)	$(130,607)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	52,362	56,370
Non-cash operating lease expense	6,208	6,403
Loss on modification and early extinguishment of debt	23,725	—
Accretion of discounts	627	584
Amortization of discounts and debt issuance costs	11,182	9,256
Provision for losses on receivables	2,642	1,977
Impairment of Mohegan Sun Pocono's intangible assets	—	126,596
Deferred income taxes	(6,989)	(484)
Other, net	(5,917)	1,063
Changes in operating assets and liabilities, net of effect of the MGE Niagara Resorts acquisition:
Accounts receivable	(7,457)	13,057
Inventories	(434)	1,297
Due from Ontario Lottery and Gaming Corporation	(3,058)	1,910
Casino Operating and Services Agreement customer contract asset	5,111	(76,290)
Other assets	691	8,847
Trade payables	1,982	10,755
Accrued interest	9,931	(55)
Due to Ontario Lottery and Gaming Corporation	4,316	1,868
Operating lease liabilities	8,282	(3,861)
Other liabilities	6,721	(45,549)
Net cash flows provided by (used in) operating activities	67,191	(16,863)
Cash flows used in investing activities:
Purchases of property and equipment	(36,319)	(54,630)
Acquisition of the MGE Niagara Resorts, net of cash acquired	—	(1,666)
Investment in Mohegan Hotel Holding, LLC	—	(10,750)
Other, net	790	(1,172)
Net cash flows used in investing activities	(35,529)	(68,218)
Cash flows provided by (used in) financing activities:
New senior secured credit facility borrowings - revolving and line of credit	311,764	—
New senior secured credit facility repayments - revolving and line of credit	(185,749)	—
Prior senior secured credit facility borrowings - revolving and line of credit	156,287	665,725
Prior senior secured credit facility repayments - revolving and line of credit	(353,287)	(520,725)
Prior senior secured credit facility repayments - term loans A and B	(1,056,061)	(26,590)
Proceeds from Main Street term loan facility, net of discounts	48,108	—
Repayment of Main Street term loan facility	(50,000)	—
Proceeds from issuance of senior secured notes	1,175,000	—
MGE Niagara Resorts credit facility borrowings - revolving and line of credit	—	77,537
MGE Niagara Resorts credit facility repayments - revolving and line of credit	—	(51,110)
MGE Niagara Resorts credit facility repayments - term loan	(1,970)	(1,848)
Repayment of Mohegan Tribe subordinated loan	(5,000)	—
Other repayments	(14,240)	(11,617)
Payments on finance lease obligations	(536)	(828)
Distributions to Mohegan Tribe	(24,000)	(24,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(261)	(413)
Payments of financing fees	(24,082)	—

Other, net	(1,000)	(1,527)
Net cash flows provided by (used in) financing activities	(25,027)	104,604
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	6,635	19,523
Effect of exchange rate on cash, cash equivalents, restricted cash and restricted cash equivalents	1,601	(3,567)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	142,069	280,729
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$150,305	$296,685
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the condensed consolidated balance sheets:
Cash and cash equivalents	$127,772	$184,868
Restricted cash and cash equivalents, current	3,759	1,707
Restricted cash and cash equivalents, non-current	18,774	110,110
Cash, cash equivalents, restricted cash and restricted cash equivalents	$150,305	$296,685
Supplemental disclosures:
Cash paid for interest	$63,195	$61,583
Non-cash transactions:
Right-of-use operating lease assets	$24,740	$360,257
Right-of-use operating lease obligations	$24,082	$360,402
Finance lease assets and obligations	$78,682	$2,206
Construction payables	$35,974	$45,395
New senior secured credit facility reductions	$3,000	$—
Prior senior secured credit facility reductions	$—	$10,514
MGE Niagara Resorts - derecognition of build-to-suit asset and liability	$—	$90,675

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
The Mohegan Tribal Gaming Authority d/b/a Mohegan Gaming & Entertainment (the “Company”) is primarily engaged in the ownership, operation and development of integrated entertainment facilities, both domestically and internationally. This ownership, operation and development includes the following: (i) ownership and operation of Mohegan Sun, a gaming and entertainment complex located on an approximately 196-acre site in Uncasville, Connecticut, (ii) ownership and operation of Mohegan Sun Pocono, a gaming and entertainment facility located on an approximately 400-acre site in Plains Township, Pennsylvania, (iii) operation of the Niagara Fallsview Casino Resort, Casino Niagara and the 5,000-seat Niagara Falls Entertainment Centre under a Casino Operating and Services Agreement (the “Casino Operating and Services Agreement”), all in Niagara Falls, Canada (collectively, the “MGE Niagara Resorts”), (iv) development and management of ilani Casino Resort in Clark County, Washington, and development rights to any future development at ilani Casino Resort, (v) management of Resorts Casino Hotel in Atlantic City, New Jersey and ownership of 10% of the casino’s holding company and its subsidiaries, including those conducting or licensing online gaming and retail sports wagering in New Jersey, (vi) management of Paragon Casino Resort in Marksville, Louisiana, (vii) operation of the Mohegan Sun Casino at Virgin Hotels Las Vegas (“Mohegan Sun Las Vegas”) in Las Vegas, Nevada, (viii) development and construction of an integrated resort and casino project to be located adjacent to the Incheon International Airport in South Korea and (ix) development and construction of an integrated resort and casino project to be located near Athens, Greece.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including the Company’s operations. In March 2020, the Company temporarily suspended operations at its North American owned, operated and managed properties to ensure the health and safety of its employees, guests and the surrounding communities in which the Company operates, consistent with directives from various government bodies. Following these closures, the Company reopened its properties as follows: (i) Paragon Casino Resort on May 20, 2020, (ii) ilani Casino Resort on May 28, 2020, (iii) Mohegan Sun on June 1, 2020, (iv) Mohegan Sun Pocono on June 22, 2020 and (v) Resorts Casino Hotel on July 2, 2020. Mohegan Sun Pocono was again temporarily closed from December 12, 2020 through January 3, 2021 due to a resurgence of COVID-19 at that time. In addition, Mohegan Sun Las Vegas opened to the public on March 25, 2021 under capacity restrictions due to COVID-19. As of the date of the filing of this Quarterly Report on Form 10-Q, the MGE Niagara Resorts remain temporarily closed.
The Company cannot predict when the MGE Niagara Resorts will be able to reopen or the conditions upon which such reopening may occur, and while the Company's reopened properties have experienced some level of continued business disruption, the Company expects that these disruptions will gradually dissipate, and remains confident in its ability to mitigate the impact of any such disruption through expense management. The impact of COVID-19 on the Company's operations has been significant, though the full extent of its impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of COVID-19 or the extent of any resurgence of COVID-19, the manner in which the Company’s guests, suppliers and other third parties respond to COVID-19, including the perception of safety and health measures taken by the Company, new information which may emerge concerning the severity of COVID-19 and the actions to contain or treat it, as well as general economic conditions and consumer confidence. Accordingly, the Company cannot reasonably estimate the extent to which COVID-19 will further impact its future financial condition, results of operations and cash flows.
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

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued. As further discussed within Note 3, on January 26, 2021, the Company (i) entered into a new credit agreement which, among other things, provided for an approximately $262.9 million senior secured revolving credit facility, removed the financial covenants (other than a minimum liquidity covenant) applicable for the fiscal quarter ended December 31, 2020, modified the financial covenants applicable for the fiscal quarters ending March 31, 2021 and thereafter and extended the maturity date of the new senior secured revolving credit facility to April 14, 2023 and (ii) issued approximately $1.2 billion of new senior secured notes due February 1, 2026. The proceeds from these transactions were used to refinance certain existing indebtedness of the Company (refer to Note 3). Based on the aforementioned and the Company’s existing resources, there are no current indicators of substantial doubt as previously disclosed in the Company's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2020, and the Company expects to have sufficient resources to meet its existing obligations for the next twelve months and to remain in compliance with its financial covenants.
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
The Company’s results for the three months and six months ended March 31, 2021 are not indicative of operating results expected for the entire fiscal year, particularly given the impact of COVID-19 as discussed above.
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
Mohegan Sun Las Vegas
The Company owns 100% of MGNV, LLC (“MGNV”), which was formed to operate Mohegan Sun Las Vegas. In July 2019, MGNV entered into a casino lease agreement with JC Hospitality, LLC, which developed the former Hard Rock Hotel and Casino in Las Vegas, Nevada, into an integrated resort under the Virgin Hotels brand, which includes Mohegan Sun Las Vegas. Pursuant to the lease agreement, MGNV leases and operates the more than 60,000-square-foot gaming facility at the integrated resort. On March 25, 2021, Mohegan Sun Las Vegas opened to the public. During the initial term of this 20-year lease agreement, the Company is required to make annual minimum rent payments of $9.0 million, subject to escalators which could result in annual minimum rent payments of up to $15.0 million, plus consumer price index inflators and additional common area maintenance fees. Annual minimum rent payments commence upon the first anniversary of the Lease Commencement Date, as defined under the lease agreement, and continue until the end of the lease term, which concludes in 2041, subject to additional extensions at MGNV's option. This lease is classified as a finance lease. Accordingly, the Company recorded a related right-of-use (“ROU”) finance lease asset and liability.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Revenue Disaggregation
    The Company is primarily engaged in the ownership, operation and development of integrated entertainment facilities both domestically and internationally. The Company’s current wholly-owned operations are primarily focused within Connecticut and Pennsylvania. The Company also currently operates and manages other gaming facilities elsewhere within the United States and Canada. The Company generates revenues by providing the following types of goods and services: gaming, food and beverage, hotel, retail, entertainment and other and management and development.
Revenue disaggregation by geographic location and revenue type was as follows (in thousands):

	For the Three Months Ended March 31, 2021
	Connecticut	Pennsylvania	Nevada	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(Mohegan Sun Las Vegas) (1)	(MGE Niagara Resorts) (2)	Other
Gaming	$145,965	$49,019	$1,515	$12,685	$—
Food and beverage	12,047	1,132	177	—	(13)
Hotel	16,088	1,093	—	—	(11)
Retail, entertainment and other	14,922	1,132	23	1,131	2,581
Management and development	—	—	—	—	18,594
Net revenues	$189,022	$52,376	$1,715	$13,816	$21,151
________
(1)Mohegan Sun Las Vegas opened to the public on March 25, 2021.
(2)Gaming revenues represent revenues earned under the Casino Operating and Services Agreement.

	For the Three Months Ended March 31, 2020
	Connecticut	Pennsylvania	Nevada	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(Mohegan Sun Las Vegas) (1)	(MGE Niagara Resorts) (2)	Other
Gaming	$124,721	$45,409	$—	$45,864	$—
Food and beverage	21,422	4,586	—	11,591	(42)
Hotel	15,875	1,484	—	2,756	—
Retail, entertainment and other	20,268	1,623	—	11,071	162
Management and development	—	—	—	—	8,454
Net revenues	$182,286	$53,102	$—	$71,282	$8,574
________
(1)Mohegan Sun Las Vegas did not open to the public until March 25, 2021.
(2)Gaming revenues represent revenues earned under the Casino Operating and Services Agreement.

	For the Six Months Ended March 31, 2021
	Connecticut	Pennsylvania	Nevada	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(Mohegan Sun Las Vegas) (1)	(MGE Niagara Resorts) (2)	Other
Gaming	$270,990	$84,661	$1,515	$25,219	$—
Food and beverage	22,252	1,973	177	—	(19)
Hotel	31,808	1,897	—	—	(11)
Retail, entertainment and other	29,863	1,930	23	1,594	2,817
Management and development	—	—	—	—	31,909
Net revenues	$354,913	$90,461	$1,715	$26,813	$34,696
________
(1)Mohegan Sun Las Vegas opened to the public on March 25, 2021.
(2)Gaming revenues represent revenues earned under the Casino Operating and Services Agreement.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Six Months Ended March 31, 2020
	Connecticut	Pennsylvania	Nevada	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(Mohegan Sun Las Vegas) (1)	(MGE Niagara Resorts) (2)	Other
Gaming	$284,980	$97,387	$—	$97,896	$—
Food and beverage	49,955	10,668	—	27,544	(78)
Hotel	37,923	3,464	—	6,319	(2)
Retail, entertainment and other	52,763	3,537	—	24,497	308
Management and development	—	—	—	—	17,466
Net revenues	$425,621	$115,056	$—	$156,256	$17,694
________
(1)Mohegan Sun Las Vegas did not open to the public until March 25, 2021.
(2)Gaming revenues represent revenues earned under the Casino Operating and Services Agreement.
Contract and Contract-related Assets
As of March 31, 2021 and September 30, 2020, contract assets related to the Casino Operating and Services Agreement totaled $132.0 million and $129.2 million, respectively.
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
The following table summarizes these liabilities (in thousands):

	March 31, 2021	September 30, 2020
Outstanding gaming chips and slot tickets liability	$9,104	$7,623
Loyalty points deferred revenue liability	37,333	35,368
Patron advances and other liability	19,556	17,340
Total	$65,993	$60,331
As of March 31, 2021 and September 30, 2020, customer contract liabilities related to Mohegan Sun Pocono's revenue sharing agreement with Unibet Interactive Inc. totaled $16.2 million and $16.8 million, respectively, and were primarily recorded within other long-term liabilities.

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

    The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, receivables and trade payables approximates fair value. The estimated fair values of the Company's long-term debt were as follows (in thousands):

	March 31, 2021
	Carrying Value	Fair Value
New senior secured credit facility - revolving (1)	$107,000	$105,529
Line of credit (1)	16,015	15,795
2021 8% senior secured notes (1)	1,156,117	1,180,875
2016 7 7/8% senior unsecured notes (1)	492,691	520,000
MGE Niagara Resorts credit facility - revolving (1)	27,794	27,794
MGE Niagara Resorts credit facility - term loan (1)	71,618	71,618
MGE Niagara Resorts convertible debenture (2)	31,764	31,764
Mohegan Expo credit facility (3)	26,725	27,159
Guaranteed credit facility (3)	28,369	29,094
Redemption note payable (3)	61,330	61,330
Other (3)	3,661	3,661
Long-term debt	$2,023,084	$2,074,619
________
(1)Estimated fair values were based on Level 2 inputs (quoted market prices or prices of similar instruments) as of March 31, 2021.
(2)Estimated fair value was based on Level 3 inputs (changes in market conditions) from date of issuance (June 11, 2019) to March 31, 2021.
(3)Estimated fair values were based on Level 3 inputs (present value of future payments discounted to carrying value) as of March 31, 2021.
New Accounting Standards
The following accounting standards were adopted during the six months ended March 31, 2021:
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

NOTE 2—LEASES:
Lessee
The Company leases real estate and equipment under various operating and finance lease agreements. The leases have terms ranging from approximately one month to 50 years and do not contain any material residual value guarantees or restrictive covenants. Rental payments under these lease agreements are fixed and/or variable based on periodic adjustments for inflation, performance, usage or appraised land values. Variable components of lease payments are not included in the calculation of ROU assets and liabilities.
The Company’s lease arrangements contain both lease and non-lease components. For instances in which the Company is a lessee, the Company accounts for both lease and non-lease components as a single lease component for substantially all classes of underlying assets (primarily real estate and equipment). Leases with an expected or initial term of 12 months or less are not recorded on the Company’s condensed consolidated balance sheet and the related lease expenses are recognized on a straight-line basis over the expected lease term.
    Information related to weighted average lease terms and discount rates is as follows:

March 31, 2021
Weighted average remaining lease terms (years):
Operating leases	24
Finance leases	19
Weighted average discount rates:
Operating leases	7.68%
Finance leases	7.76%
The components of lease expense are as follows (in thousands):

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Operating lease expense	$11,349	$9,375	$22,704	$18,976
Short-term lease expense	7,661	7,594	14,216	17,550
Variable lease expense	3,909	3,198	7,865	6,807
Finance lease expense:
Amortization of right-of-use assets	679	606	1,252	1,213
Interest on lease liabilities	488	391	875	788
Less: sublease income (1)	(4,134)	(7,121)	(8,057)	(16,725)
Total	$19,952	$14,043	$38,855	$28,609
________
(1)Represents income earned by the Company from the rental of hotel, convention or retail space at the MGE Niagara Resorts and the Earth Hotel Tower at Mohegan Sun, both of which are leased properties.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Supplemental cash flow information related to lease liabilities is as follows (in thousands):

	For the	For the
	Six Months Ended	Six Months Ended
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating lease obligations	$8,214	$16,434
Payments for interest on finance lease obligations	119	787
Payments on finance lease obligations	536	828
Total	$8,869	$18,049
    Maturities of right-of-use lease obligations are as follows (in thousands):

	Operating Leases	Finance Leases
Fiscal years:
2021 (1)	$42,947	$3,958
2022	38,950	8,005
2023	39,924	12,133
2024	39,726	11,702
2025	39,992	11,302
Thereafter	831,970	171,648
Total future lease payments	1,033,509	218,748
Less: amounts representing interest	(547,777)	(107,435)
Plus: residual values	—	327
Present value of future lease payments	485,732	111,640
Less: current portion of lease obligations	(32,739)	(4,165)
Lease obligations, net of current portion	$452,993	$107,475
________
(1)Represents payment obligations from April 1, 2021 to September 30, 2021.
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
Lease income consists of the following (in thousands):

	For the Three Months Ended March 31, 2021		For the Three Months Ended March 31, 2020
	Hotel	Retail, Entertainment and Other	Hotel	Retail, Entertainment and Other
Fixed rent	$11,104	$1,317	$11,355	$1,856
Variable rent	—	935	—	1,477
Total	$11,104	$2,252	$11,355	$3,333

	For the Six Months Ended March 31, 2021		For the Six Months Ended March 31, 2020
	Hotel	Retail, Entertainment and Other	Hotel	Retail, Entertainment and Other
Fixed rent	$21,502	$2,884	$27,098	$4,665
Variable rent	—	1,445	—	3,131
Total	$21,502	$4,329	$27,098	$7,796

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Future fixed rental income that the Company expects to earn under non-cancelable operating leases, exclusive of amounts under contingent escalated rent clauses, is as follows (in thousands):

Fiscal years:	Operating Leases Fixed Rental Income
2021 (1)	$3,122
2022	5,025
2023	4,405
2024	3,910
2025	2,815
Thereafter	6,720
Total	$25,997
________
(1)Represents future fixed rental income from April 1, 2021 to September 30, 2021.
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
    The portions of Mohegan Sun, including the Sky Hotel Tower and the Earth Expo & Convention Center, and Mohegan Sun Pocono that are leased to third parties under operating leases are recorded within property and equipment, net as follows (in thousands):

	March 31, 2021	September 30, 2020
Property and equipment, at cost	$483,788	$484,143
Less: accumulated depreciation	(206,668)	(198,080)
Property and equipment, net	$277,120	$286,063

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands):

	March 31, 2021	September 30, 2020
New Senior Secured Credit Facility - Revolving	$107,000	$—
Line of Credit	16,015	—
Prior Senior Secured Credit Facility - Revolving	—	197,000
Prior Senior Secured Credit Facility - Term Loan A, net of discount and debt issuance costs of $4,199	—	227,710
Prior Senior Secured Credit Facility - Term Loan B, net of discount and debt issuance costs of $20,809	—	792,829
2021 8% Senior Secured Notes, net of discount and debt issuance costs of $18,883	1,156,117	—
2016 7 7/8% Senior Unsecured Notes, net of discount and debt issuance costs of $7,309 and $8,179, respectively	492,691	491,821
MGE Niagara Resorts Credit Facility - Revolving	27,794	26,187
MGE Niagara Resorts Credit Facility - Term Loan, net of debt issuance costs of $844 and $847, respectively	71,618	69,297
MGE Niagara Resorts Convertible Debenture	31,764	29,928
Mohegan Expo Credit Facility, net of debt issuance costs of $434 and $658, respectively	26,725	27,750
Guaranteed Credit Facility, net of debt issuance costs of $725 and $877, respectively	28,369	29,529
Mohegan Tribe Subordinated Loan	—	5,000
Redemption Note Payable, net of discount of $11,990 and $15,701, respectively	61,330	69,099
Other	3,661	3,860
Long-term debt	2,023,084	1,970,010
Less: current portion of long-term debt	(49,555)	(75,355)
Long-term debt, net of current portion	$1,973,529	$1,894,655
Maturities of long-term debt are as follows (in thousands):

Fiscal Years
2021	$16,812
2022	57,677
2023	152,746
2024	128,830
2025	500,025
Thereafter	1,207,179
Total	$2,063,269
Refinancing Transactions
On January 26, 2021, the Company completed a series of refinancing transactions, including (i) entering into a new senior secured credit facility, (ii) issuing new senior secured notes, (iii) prepaying its prior Senior Secured Credit Facilities, (iv) prepaying the Main Street Term Loan Facility and (v) repaying the Mohegan Tribe Subordinated Loan. The Company incurred $24.0 million in costs in connection with these refinancing transactions. Previously deferred debt issuance costs and debt discounts totaling $23.7 million, as well as $0.1 million in new transaction costs were expensed and recorded as a loss on modification and early extinguishment of debt. New debt issuance costs totaling $4.5 million were capitalized as an asset and will be amortized over the term of the related debt. The remaining $19.4 million in new debt issuance costs was reflected as debt discount and will be amortized over the term of the related debt.
New Senior Secured Credit Facility
On January 26, 2021, the Company entered into a credit agreement (the “Credit Agreement”) among the Company, the Mohegan Tribe, Citizens Bank, N.A., as administrative agent, and the other lenders and financial institutions party thereto, providing for a $262.875 million senior secured revolving credit facility (the “New Senior Secured Credit Facility”). The New Senior Secured Credit Facility matures on April 14, 2023.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The initial draw under the New Senior Secured Credit Facility, together with proceeds from the 2021 Senior Secured Notes (defined below), was used to (i) prepay all amounts outstanding under the prior Senior Secured Credit Facilities, (ii) prepay all amounts outstanding under the Main Street Term Loan Facility, (iii) repay the Mohegan Tribe Subordinated Loan and (iv) pay related fees and expenses. The New Senior Secured Credit Facility will otherwise be available for general corporate purposes.
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
Borrowings under the New Senior Secured Credit Facility bear interest as follows: (i) for base rate loans, a base rate equal to the highest of (x) the prime rate, (y) the federal funds rate plus 50 basis points and (z) the one-month LIBOR rate plus 100 basis points (the highest of (x), (y) and (z), the “base rate”), plus a leverage-based margin of 100 to 275 basis points; and (ii) for Eurodollar rate loans, the applicable LIBOR rate (subject to a 0.75% LIBOR floor) plus a leverage-based margin of 200 to 375 basis points. The Company is also required to pay a leverage-based undrawn commitment fee on the New Senior Secured Credit Facility of between 37.5 and 50 basis points. Interest on Eurodollar rate loans is payable in arrears at the end of each applicable interest period, but not less frequently than quarterly. Interest on base rate advances is payable quarterly in arrears.
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
Senior Secured Credit Facilities - Non-cash Transactions
    On March 31, 2021 and 2020, the bank that administers the Company's debt service payments for its New Senior Secured Credit Facility and prior Senior Secured Credit Facilities made principal payments on behalf of the Company totaling $3.0 million and $10.5 million, respectively, but did not accordingly debit the Company's bank account for these payments. As of March 31, 2021 and 2020, the Company reflected these non-cash transactions as reductions to current portion of long-term debt and corresponding increases to other current liabilities. On the respective following banking days, the bank withdrew the payments from the Company's bank account, resulting in reductions to the Company's cash and cash equivalents and other current liabilities.
Line of Credit
On January 26, 2021, in connection with the New Senior Secured Credit Facility, the Company entered into a $25.0 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the New Senior Secured Credit Facility. Pursuant to provisions of the New Senior Secured Credit Facility, under certain circumstances, the Line of Credit may be converted into loans under the New Senior Secured Credit Facility. Each advance accrues interest at a base rate plus a spread. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the New Senior Secured Credit Facility.
Main Street Term Loan Facility
On December 1, 2020, the Company entered into a loan agreement (the “Loan Agreement”) among the Company, the Mohegan Tribe and Liberty Bank, as lender, in connection with the Main Street Priority Loan Facility established by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under Section 13(3) of the Federal Reserve Act. The Loan Agreement provided for a senior secured term loan facility (the “Main Street Term Loan Facility”) in an aggregate principal amount of $50.0 million, subject to approval by the Federal Reserve, which was received on December 15, 2020. On December 15, 2020, the Company borrowed the full $50.0 million in principal amount under the Main Street Term Loan Facility. The proceeds from the Main Street Term Loan Facility were used: (i) to fund transaction costs in connection with the Loan Agreement and (ii) for working capital and general corporate purposes. The Main Street Term Loan Facility accrued interest at a rate equal to the three-month LIBOR plus 3%, payable quarterly in arrears, and was scheduled to mature on December 1,

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

2025. On January 26, 2021, the Company prepaid all amounts outstanding under, and terminated, the Main Street Term Loan Facility.
2021 8% Senior Secured Notes
On January 26, 2021, the Company issued $1.175 billion in aggregate principal amount of second priority senior secured notes due 2026 (the “2021 Senior Secured Notes”) in a private placement. On the same date, the Company, the Guarantors and the Mohegan Tribe entered into an indenture agreement (the “Indenture”) with U.S. Bank National Association, the trustee for the 2021 Senior Secured Notes.
The 2021 Senior Secured Notes bear interest at a fixed rate of 8% per annum and mature on the earlier of February 1, 2026 and the Springing Maturity Date (as defined in the Indenture). Interest on the 2021 Senior Secured Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021. The 2021 Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors and will be guaranteed by each other restricted subsidiary of the Company that becomes a guarantor in accordance with the terms of the 2021 Senior Secured Notes. The 2021 Senior Secured Notes are secured on a second priority senior secured basis by collateral constituting substantially all of the Company’s and Grantors’ assets.
Prior to February 1, 2023, the Company may redeem some or all of the 2021 Senior Secured Notes at a redemption price equal to 100% of the principal amount of the 2021 Senior Secured Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus the “make-whole” premium described in the Indenture. In addition, the Company may, during the twelve-month period commencing on the issue date of the 2021 Senior Secured Notes and during the twelve-month period subsequent to such initial twelve-month period and prior to February 1, 2023, redeem in each such twelve-month period up to 10% of the initial aggregate principal amount of the 2021 Senior Secured Notes at a redemption price equal to 103% of the principal amount of the 2021 Senior Secured Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, provided that if the Company does not redeem 10% of the initial aggregate principal amount of the 2021 Senior Secured Notes during the initial twelve-month period commencing on the issue date of the 2021 Senior Secured Notes, the Company may, in the subsequent twelve-month period prior to February 1, 2023, redeem the 2021 Senior Secured Notes in an amount that does not exceed 10% of the initial aggregate principal amount of the 2021 Senior Secured Notes plus the difference between (i) 10% of the initial aggregate principal amount of the 2021 Senior Secured Notes and (ii) the aggregate principal amount of any 2021 Senior Secured Notes redeemed during such initial twelve-month period. On or after February 1, 2023, the Company may redeem some or all of the 2021 Senior Secured Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
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
The proceeds from the 2021 Senior Secured Notes were used as described above.
Amendments and Waivers with Respect to MGE Niagara Resorts Credit Facilities
On March 31, 2021, MGE Niagara entered into a Sixth Amended and Restated Limited Waiver (the “Sixth Waiver”) which, among other things: (i) waived anticipated breaches of certain financial covenants under the MGE Niagara Resorts credit facilities as a result of the closure of the MGE Niagara Resorts until September 30, 2021, (ii) waived the requirement for MGE Niagara to deliver (a) compliance certificates under the MGE Niagara Resorts credit facilities for the fiscal quarters ending June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021 and (b) annual business plans for the operating years ending March 31, 2021 and March 31, 2022 and (iii) extended the waiver of the occurrence of an event of default that would have been caused under the MGE Niagara Resorts credit facilities due to the closure of the MGE Niagara Resorts through September 30, 2021 (the “Further Extended Waiver Period”).

In connection with the Sixth Waiver, MGE Niagara agreed, among other things, during the Further Extended Waiver Period, to: (i) continue to not make any request for advances under the MGE Niagara Resorts credit facilities, (ii) continue pricing under the MGE Niagara Resorts credit facilities at pricing level 5, (iii) maintain minimum liquidity of 12.5 million Canadian dollars, (iv) continue to deliver to the administrative agent a weekly liquidity report and (v) refrain from making certain Distributions (as defined under the MGE Niagara Resorts credit facilities).

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
Debt Covenant Compliance
As of March 31, 2021, the Company was in compliance with its required financial covenants.

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

	For the Three Months Ended		For the Six Months Ended
(in thousands)	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Net revenues:
Mohegan Sun	$189,022	$182,286	$354,913	$425,621
Mohegan Sun Pocono	52,376	53,102	90,461	115,056
MGE Niagara Resorts	13,816	71,282	26,813	156,256
Management, development and other	20,309	8,454	33,624	17,466
Corporate	2,557	120	2,787	228
Inter-segment	548	(543)	811	(874)
Total	$278,628	$314,701	$509,409	$713,753

Income (loss) from operations:
Mohegan Sun	$51,765	$19,194	$79,012	$64,259
Mohegan Sun Pocono	6,441	(121,541)	7,797	(113,747)
MGE Niagara Resorts	(11,277)	948	(23,798)	(385)
Management, development and other	5,473	589	7,546	(329)
Corporate	(7,547)	(5,447)	(15,085)	(12,611)
Inter-segment	1	2	(6)	(17)
Total	$44,856	$(106,255)	$55,466	$(62,830)

			For the Six Months Ended
(in thousands)			March 31, 2021	March 31, 2020
Capital expenditures incurred:
Mohegan Sun			$8,694	$7,666
Mohegan Sun Pocono			2,679	2,588
MGE Niagara Resorts			7,538	14,542
Management, development and other			97,303	65,800
Corporate			300	98
Total			$116,514	$90,694

(in thousands)			March 31, 2021	September 30, 2020
Total assets:
Mohegan Sun			$1,290,831	$1,271,435
Mohegan Sun Pocono			409,108	409,630
MGE Niagara Resorts			611,408	581,562
Management, development and other			555,457	423,313
Corporate			987,174	992,874
Inter-segment			(999,787)	(971,626)
Total			$2,854,191	$2,707,188

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
We are primarily engaged in the ownership, operation and development of integrated entertainment facilities, both domestically and internationally. This ownership, operation and development includes the following: (i) ownership and operation of Mohegan Sun, a gaming and entertainment complex located on an approximately 196-acre site in Uncasville, Connecticut, (ii) ownership and operation of Mohegan Sun Pocono, a gaming and entertainment facility located on an approximately 400-acre site in Plains Township, Pennsylvania, (iii) operation of the Niagara Fallsview Casino Resort, Casino Niagara and the 5,000-seat Niagara Falls Entertainment Centre under a Casino Operating and Services Agreement (the “Casino Operating and Services Agreement”), all in Niagara Falls, Canada (collectively, the “MGE Niagara Resorts”), (iv) development and management of ilani Casino Resort in Clark County, Washington, and development rights to any future development at ilani Casino Resort, (v) management of Resorts Casino Hotel in Atlantic City, New Jersey and ownership of 10% of the casino’s holding company and its subsidiaries, including those conducting or licensing online gaming and retail sports wagering in New Jersey, (vi) management of Paragon Casino Resort in Marksville, Louisiana, (vii) operation of the Mohegan Sun Casino at Virgin Hotels Las Vegas (“Mohegan Sun Las Vegas”) in Las Vegas, Nevada, (viii) development and construction of an integrated resort and casino project to be located adjacent to the Incheon International Airport in South Korea and (ix) development and construction of an integrated resort and casino project to be located near Athens, Greece.
Impact of the COVID-19 Pandemic
    In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including our operations. In March 2020, we temporarily suspended operations at our North American owned, operated and managed properties to ensure the health and safety of our employees, guests and the surrounding communities in which we operate, consistent with directives from various government bodies. Following these closures, we reopened our properties as follows: (i) Paragon Casino Resort on May 20, 2020, (ii) ilani Casino Resort on May 28, 2020, (iii) Mohegan Sun on June 1, 2020, (iv) Mohegan Sun Pocono on June 22, 2020 and (v) Resorts Casino Hotel on July 2, 2020. Mohegan Sun Pocono was again temporarily closed from December 12, 2020 through January 3, 2021 due to a resurgence of COVID-19 at that time. In addition, Mohegan Sun Las Vegas opened to the public on March 25, 2021 under capacity restrictions due to COVID-19. As of the date of the filing of this Quarterly Report on Form 10-Q, the MGE Niagara Resorts remain temporarily closed.
We cannot predict when the MGE Niagara Resorts will be able to reopen or the conditions upon which such reopening may occur, and while our reopened properties have experienced some level of continued business disruption, we expect that these disruptions will gradually dissipate, and remain confident in our ability to mitigate the impact of any such disruption through expense management. The impact of COVID-19 on our operations has been significant, though the full extent of its impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of COVID-19 or the extent of any resurgence of COVID-19, the manner in which our guests, suppliers and other third parties respond to COVID-19, including the perception of safety and health measures taken by us, new information which may emerge concerning the severity of COVID-19 and the actions to contain or treat it, as well as general economic conditions and consumer confidence. Accordingly, we cannot reasonably estimate the extent to which COVID-19 will further impact our future financial condition, results of operations and cash flows.
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
In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued. As further discussed within “Liquidity and Capital Resources”, on January 26, 2021, we (i) entered into a new credit agreement which, among other things, provided for an approximately $262.9 million senior secured revolving credit facility, removed the financial covenants (other than a minimum liquidity covenant) applicable for the fiscal quarter ended December 31, 2020, modified the financial covenants applicable for the fiscal quarters ending March 31, 2021 and thereafter and extended the maturity date of the new senior secured revolving credit facility to April 14, 2023 and (ii) issued approximately $1.2 billion of new senior secured notes due February 1, 2026. The proceeds from these transactions were used to refinance certain of our existing indebtedness. Based on the aforementioned and our existing resources, there are no current indicators of substantial doubt as previously disclosed in our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2020, and we expect to have sufficient resources to meet our existing obligations for the next twelve months and to remain in compliance with our financial covenants.

Results of Operations
Summary Operating Results
The following table summarizes our results on a segment basis (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Net revenues:
Mohegan Sun	$189,022	$182,286	$354,913	$425,621
Mohegan Sun Pocono	52,376	53,102	90,461	115,056
MGE Niagara Resorts	13,816	71,282	26,813	156,256
Management, development and other	20,309	8,454	33,624	17,466
Corporate	2,557	120	2,787	228
Inter-segment	548	(543)	811	(874)
Total	$278,628	$314,701	$509,409	$713,753
Income (loss) from operations:
Mohegan Sun	$51,765	$19,194	$79,012	$64,259
Mohegan Sun Pocono	6,441	(121,541)	7,797	(113,747)
MGE Niagara Resorts	(11,277)	948	(23,798)	(385)
Management, development and other	5,473	589	7,546	(329)
Corporate	(7,547)	(5,447)	(15,085)	(12,611)
Inter-segment	1	2	(6)	(17)
Total	$44,856	$(106,255)	$55,466	$(62,830)
Net loss attributable to Mohegan Tribal Gaming Authority	$(15,989)	$(140,094)	$(42,610)	$(130,700)
The most significant factors and trends that impacted our operating and financial performance were as follows:
•COVID-19 and the resulting temporary closures and capacity restrictions at our properties;
•cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19;
•higher management fees earned;
•higher interest expense;
•an approximately $24 million non-operating loss on modification and early extinguishment of debt principally related to our January 2021 refinancing transactions; and
•a $126.6 million impairment charge related to Mohegan Sun Pocono's intangible assets during the three months ended March 31, 2020.

Mohegan Sun
Revenues
    Net revenues increased by $6.7 million, or 3.7%, to $189.0 million for the three months ended March 31, 2021 compared to $182.3 million in the same period in the prior year. The increase in net revenues for the three months ended March 31, 2021 was driven by higher overall gaming revenues which benefited from a full period of operations at Mohegan Sun during the three months ended March 31, 2021 compared to the same period in the prior year. Mohegan Sun temporarily closed, effective March 18, 2020, following the outbreak of COVID-19, and certain portions reopened to the public on June 1, 2020. The increase in gaming revenues for the three months ended March 31, 2021 also reflected higher slot and table game hold percentages. Net revenues declined by $70.7 million, or 16.6%, to $354.9 million for the six months ended March 31, 2021 compared to $425.6 million in the same period in the prior year. The decline in net revenues for the six months ended March 31, 2021 was principally due to overall capacity restrictions at Mohegan Sun driven by COVID-19.
Operating Costs and Expenses
Operating costs and expenses decreased by $25.8 million, or 15.8%, to $137.3 million for the three months ended March 31, 2021 compared to $163.1 million in the same period in the prior year. Operating costs and expenses decreased by $85.5 million, or 23.7%, to $275.9 million for the six months ended March 31, 2021 compared to $361.4 million in the same period in the prior year. These reductions primarily reflected lower overall operating costs and expenses commensurate with the capacity restrictions at Mohegan Sun, combined with various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19.
Mohegan Sun Pocono
Revenues
Net revenues declined by $0.7 million, or 1.3%, to $52.4 million for the three months ended March 31, 2021 compared to $53.1 million in the same period in the prior year. Net revenues for the three months ended March 31, 2021 reflected higher overall gaming revenues which benefited from strong table game and interactive gaming business. These results were offset by lower non-gaming revenues due to capacity restrictions at Mohegan Sun Pocono driven by COVID-19. Net revenues declined by $24.6 million, or 21.4%, to $90.5 million for the six months ended March 31, 2021 compared to $115.1 million in the same period in the prior year. The decline in net revenues for the six months ended March 31, 2021 was principally due to overall capacity restrictions at Mohegan Sun Pocono driven by COVID-19.
Operating Costs and Expenses
Operating costs and expenses decreased by $128.7 million, or 73.7%, to $45.9 million for the three months ended March 31, 2021 compared to $174.6 million in the same period in the prior year. Operating costs and expenses decreased by $146.1 million, or 63.9%, to $82.7 million for the six months ended March 31, 2021 compared to $228.8 million in the same period in the prior year. These reductions primarily reflected the impact of a $126.6 million impairment charge related to Mohegan Sun Pocono’s various gaming licenses that was recorded in the same periods in the prior year, combined with lower overall operating costs and expenses commensurate with the capacity restrictions at Mohegan Sun Pocono and various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19.
MGE Niagara Resorts
Revenues
    Net revenues totaled $13.8 million for the three months ended March 31, 2021 compared to $71.3 million in the same period in the prior year. Net revenues totaled $26.8 million for the six months ended March 31, 2021 compared to $156.3 million in the same period in the prior year. These results reflect the temporary closure of the MGE Niagara Resorts, effective March 18, 2020, following the outbreak of COVID-19. As of the date of the filing of this Quarterly Report on Form 10-Q, the MGE Niagara Resorts remain temporarily closed. Net revenues for the three months and six months ended March 31, 2021 primarily reflect fixed service provider fees pursuant to the terms of our Casino Operating and Services Agreement with the Ontario Lottery and Gaming Corporation.
Operating Costs and Expenses
Operating costs and expenses totaled $25.1 million for the three months ended March 31, 2021 compared to $70.3 million in the same period in the prior year. Operating costs and expenses totaled $50.6 million for the six months ended March 31, 2021 compared to $156.6 million in the same period in the prior year. These results reflect reduced overall operating costs and expenses due to the temporary closure of the MGE Niagara Resorts.
Management, Development and Other
Revenues
    Net revenues increased by $11.8 million, or 138.8%, to $20.3 million for the three months ended March 31, 2021 compared to $8.5 million in the same period in the prior year. Net revenues increased by $16.1 million, or 92.0%, to $33.6 million for the six months ended March 31, 2021 compared to $17.5 million in the same period in the prior year. The increases in net revenues were due to higher management fees from ilani Casino Resort driven by strong performance at the property, combined with additional revenues from Mohegan Sun Las Vegas, which opened to the public on March 25, 2021.
Operating Costs and Expenses
Operating costs and expenses increased by $6.9 million, or 87.3%, to $14.8 million for the three months ended March 31, 2021 compared to $7.9 million in the same period in the prior year. Operating costs and expenses increased by $8.3 million, or 46.6%, to $26.1 million for the six months ended March 31, 2021 compared to $17.8 million in the same period in the prior year. The increases in operating costs and expenses were primarily driven by higher pre-opening costs and expenses related to Project Inspire, along with additional operating costs and expenses associated with Mohegan Sun Las Vegas.
Corporate
Revenues
Net revenues totaled $2.6 million for the three months ended March 31, 2021 compared to $0.1 million in the same period in the prior year. Net revenues totaled $2.8 million for the six months ended March 31, 2021 compared to $0.2 million in the same period in the prior year. The increases in net revenues were primarily driven by additional revenues generated by our construction group, which managed a construction project at Mohegan Sun on behalf of a third-party.
Operating Costs and Expenses
Operating costs and expenses increased by $4.5 million, or 80.4%, to $10.1 million for the three months ended March 31, 2021 compared to $5.6 million in the same period in the prior year. Operating costs and expenses increased by $5.1 million, or 39.8%, to $17.9 million for the six months ended March 31, 2021 compared to $12.8 million in the same period in the prior year. The increases in operating costs and expenses primarily reflect additional construction related expenses and higher payroll costs.
Other Expenses
Other expenses increased by $31.2 million, or 94.8%, to $64.1 million for the three months ended March 31, 2021 compared to $32.9 million in the same period in the prior year. Other expenses increased by $36.9 million, or 54.2%, to $105.0 million for the six months ended March 31, 2021 compared to $68.1 million in the same period in the prior year. The increases in other expenses were primarily driven by a loss on modification and early extinguishment of debt in connection with our January 2021 refinancing transactions, combined with higher interest expense, net of capitalized interest.
On January 26, 2021, we completed a series of refinancing transactions, including (i) entering into a new senior secured credit facility, (ii) issuing new senior secured notes, (iii) prepaying our prior senior secured credit facilities, (iv) prepaying our Main Street term loan facility and (v) repaying our Mohegan Tribe subordinated loan. We incurred $24.0 million in costs in connection with these refinancing transactions. Previously deferred debt issuance costs and debt discounts totaling $23.7 million, as well as $0.1 million in new transaction costs were expensed and recorded as a loss on modification and early extinguishment of debt. New debt issuance costs totaling $4.5 million were capitalized as an asset and will be amortized over the term of the related debt. The remaining $19.4 million in new debt issuance costs was reflected as debt discount and will be amortized over the term of the related debt.
Interest expense, net of capitalized interest increased by $11.4 million, or 36.8%, to $42.4 million for the three months ended March 31, 2021 compared to $31.0 million in the same period in the prior year. Interest expense, net of capitalized interest increased by $17.9 million, or 27.0%, to $84.3 million for the six months ended March 31, 2021 compared to $66.4 million in the same period in the prior year. The increases in interest expense, net of capitalized interest were due to higher weighted average outstanding debt and weighted average interest rate, combined with the impact of the capitalization of interest related to Project Inspire in the same periods in the prior year. Weighted average outstanding debt was $2.13 billion and $2.11 billion for the three months and six months ended March 31, 2021, respectively, compared to $2.06 billion and $2.05 billion for the three months and six months ended March 31, 2020, respectively. Weighted average interest rate was 8.0% for the three months and six months ended March 31, 2021 compared to 7.0% for the three months and six months ended March 31, 2020.
Seasonality
The gaming markets in the Northeastern United States and Niagara Falls, Canada, are seasonal in nature, with peak gaming activities often occurring during the months of May through August. Accordingly, our operating results for the three months and six months ended March 31, 2021 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Liquidity
As of March 31, 2021 and September 30, 2020, we held cash and cash equivalents of $127.8 million and $112.7 million, respectively, of which the MGE Niagara Resorts held $12.3 million and $15.1 million, respectively. Inclusive of letters of credit, which reduce borrowing availability, we had $137.7 million of borrowing capacity under our New Senior Secured Credit Facility and line of credit as of March 31, 2021. As a result of the cash based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and impairment charges.
Cash provided by operating activities totaled $67.2 million for the six months ended March 31, 2021 compared to cash used in operating activities of $16.9 million in the same period in the prior year. The increase in cash provided by operating activities was driven by a significant reduction in working capital requirements, including lower working capital requirements associated with the MGE Niagara Resorts resulting from the continued closure of these facilities due to COVID-19. These results were partially offset by lower net income after factoring in non-cash items.
Cash used in investing activities declined by $32.7 million, or 47.9%, to $35.5 million for the six months ended March 31, 2021 compared to $68.2 million in the same period in the prior year. The decline in cash used in investing activities primarily reflected lower capital expenditures, combined with the impact of an investment in Mohegan Hotel Holding, LLC, in the same period in the prior year.
    Cash used in financing activities totaled $25.0 million for the six months ended March 31, 2021 compared to cash provided by financing activities of $104.6 million in the same period in the prior year. These results reflect the impact of higher borrowings in the same period in the prior year to ensure maximum financial flexibility in response to COVID-19, combined with the payment of transaction costs associated with our January 2021 refinancing transactions.
New Senior Secured Credit Facility Financial Covenants
On January 26, 2021, we entered into our New Senior Secured Credit Facility, which, among other things, established the financial covenants described in the tables below.
We shall not permit the Fixed Charge Coverage Ratio (as defined under the New Senior Secured Credit Facility) to be less than:

Fiscal Quarters Ending:
March 31, 2021 through December 31, 2021	1.00:1.00
March 31, 2022 and each fiscal quarter ending thereafter	1.15:1.00
We shall not permit the Total Leverage Ratio (as defined under the New Senior Secured Credit Facility) to be greater than:

Fiscal Quarters Ending:
March 31, 2021 and June 30, 2021	7.75:1.00
September 30, 2021	8.00:1.00
December 31, 2021	7.25:1.00
March 31, 2022	6.75:1.00
June 30, 2022 and each fiscal quarter ending thereafter	6.50:1.00

We shall not permit the Senior Secured Leverage Ratio (as defined under the New Senior Secured Credit Facility) to be greater than:

Fiscal Quarters Ending:
March 31, 2021 and June 30, 2021	5.50:1.00
September 30, 2021	5.75:1.00
December 31, 2021	5.25:1.00
March 31, 2022	4.75:1.00
June 30, 2022 and each fiscal quarter ending thereafter	4.50:1.00

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
Contractual Obligations
The following table presents estimated future payment obligations related to our debt and the timing of those payments as of March 31, 2021 (in thousands):

		Payments due by Fiscal Year
Contractual Obligations	Total	Less than 1 (1)	1-3	3-5	More than 5
Long-term debt, including current portions (excludes unamortized debt issuance costs and discounts)	$2,063,269	$16,812	$210,423	$628,855	$1,207,179
Interest payments on long-term debt	705,650	74,822	293,025	252,946	84,857
Total	$2,768,919	$91,634	$503,448	$881,801	$1,292,036
 ________
(1)Represents payment obligations from April 1, 2021 to September 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of March 31, 2021, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest on the basis of base rate or Eurodollar rate formulas, plus applicable rates, as defined under the credit facilities.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
    The following table presents information about our debt obligations as of March 31, 2021 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of March 31, 2021.

	Expected Maturity Date by Fiscal Year
	2021 (1)	2022	2023	2024	2025	Thereafter	Total	Fair Value
Liabilities (in thousands)
Long-term debt obligations, including current portions (2):
Fixed rate	$12,266	$25,171	$23,135	$15,970	$500,025	$1,175,415	$1,751,982	$1,765,866
Average interest rate	0.1%	0.1%	—	—	7.9%	8.0%	7.6%
Variable rate	$4,546	$32,506	$129,611	$112,860	$—	$31,764	$311,287	$308,753
Average interest rate (3)	4.3%	4.1%	4.4%	5.3%	—	8.0%	4.9%
 __________
(1)Represents payment obligations from April 1, 2021 to September 30, 2021.
(2)Excludes unamortized debt issuance costs and discounts.
(3)A 100 basis point change in average interest rate would impact annual interest expense by approximately $3.1 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of March 31, 2021, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
4.1
Indenture, dated as of January 26, 2021, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 8.000% Second Priority Senior Secured Notes due 2026 (filed as Exhibit 4.1 to the Company’s Form 8-K, filed with the SEC on January 27, 2021 and incorporated by reference herein).

10.1
Sixth Amended and Restated Limited Waiver, dated as of March 31, 2021, granted by Bank of Montreal, as administrative agent, on behalf of and at the direction of the Required Lenders in favor of MGE Niagara Entertainment Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on April 6, 2021 and incorporated by reference herein).

10.2
Credit Agreement, dated as of January 26, 2021, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Citizens Bank, N.A. as administrative agent, and the other lenders and financial institutions party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on January 27, 2021 and incorporated by reference herein).*

10.3
Employment agreement, effective March 15, 2021, by and between the Mohegan Tribal Gaming Authority and Carol K. Anderson (filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on March 18, 2021 and incorporated by reference herein).

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

_____________
*        Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Mohegan Tribal Gaming Authority has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	May 14, 2021	By:	/S/ RAYMOND PINEAULT
Raymond Pineault Interim Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	May 14, 2021	By:	/S/ CAROL K. ANDERSON
Carol K. Anderson Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)