Form 10-Q
period 2021-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2021-08-12
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

MOHEGAN TRIBAL GAMING AUTHORITY
INDEX TO FORM 10-Q

		Page Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2021 and September 30, 2020 (unaudited)	3

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three Months and Nine Months Ended June 30, 2021 and 2020 (unaudited)	4

	Condensed Consolidated Statements of Changes in Capital for the Three Months and Nine Months Ended June 30, 2021 and 2020 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2021 and 2020 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	30

Signatures.	Mohegan Tribal Gaming Authority	31

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands) (unaudited)

	June 30, 2021	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$158,406	$112,665
Restricted cash and cash equivalents	2,002	934
Accounts receivable, net of allowance for doubtful accounts of $18,389 and $16,313, respectively	48,458	43,602
Inventories	17,699	16,773
Due from Ontario Lottery and Gaming Corporation	3,401	2,854
Casino Operating and Services Agreement customer contract asset	25,573	24,843
Other current assets	50,586	46,362
Total current assets	306,125	248,033
Restricted cash and cash equivalents	15,204	28,470
Property and equipment, net	1,554,248	1,498,047
Right-of-use operating lease assets	450,022	408,434
Other intangible assets, net	328,772	327,841
Casino Operating and Services Agreement customer contract asset, net of current portion	73,033	104,405
Notes receivable	2,514	2,514
Other assets, net	100,360	89,444
Total assets	$2,830,278	$2,707,188
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$58,422	$75,355
Current portion of finance lease obligations	5,283	2,802
Current portion of right-of-use operating lease obligations	12,312	19,939
Trade payables	26,243	22,469
Accrued payroll	38,944	32,705
Construction payables	47,588	40,932
Accrued interest payable	49,806	26,349
Due to Ontario Lottery and Gaming Corporation	22,112	25,405
Other current liabilities	195,031	157,910
Total current liabilities	455,741	403,866
Long-term debt, net of current portion	1,884,520	1,894,655
Finance lease obligations, net of current portion	108,989	28,209
Right-of-use operating lease obligations, net of current portion	456,623	411,698
Due to Ontario Lottery and Gaming Corporation	3,993	—
Accrued payroll	3,529	3,978
Other long-term liabilities	35,218	32,771
Total liabilities	2,948,613	2,775,177
Commitments and Contingencies
Capital:
Retained deficit	(129,541)	(75,692)
Accumulated other comprehensive income	9,507	223
Total capital attributable to Mohegan Tribal Gaming Authority	(120,034)	(75,469)
Non-controlling interests	1,699	7,480
Total capital	(118,335)	(67,989)
Total liabilities and capital	$2,830,278	$2,707,188
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(in thousands) (unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues:
Gaming	$241,289	$89,379	$623,674	$569,642
Food and beverage	20,826	3,009	45,209	91,098
Hotel	22,188	2,589	55,882	50,293
Retail, entertainment and other	43,886	12,222	112,833	109,919
Net revenues	328,189	107,199	837,598	820,952
Operating costs and expenses:
Gaming, including related party transactions of $(345), $755, $1,262 and $2,265, respectively	122,326	41,834	329,392	330,200
Food and beverage	17,544	5,075	40,640	79,160
Hotel, including related party transactions of $2,161, $2,161, $6,483 and $6,483, respectively	8,926	4,296	25,907	26,611
Retail, entertainment and other	10,276	4,026	24,412	45,178
Advertising, general and administrative, including related party transactions of $6,327, $4,517, $22,604 and $23,129, respectively	55,661	35,672	154,165	172,768
Corporate, including related party transactions of $1,702, $1,679, $4,966 and $6,060, respectively	11,238	7,700	35,230	31,959
Depreciation and amortization	27,140	26,477	79,502	82,847
Impairment of Mohegan Sun Pocono's intangible assets	—	—	—	126,596
Other, net	11,037	2,656	28,843	9,000
Total operating costs and expenses	264,148	127,736	718,091	904,319
Income (loss) from operations	64,041	(20,537)	119,507	(83,367)
Other income (expense):
Interest income	125	270	129	1,549
Interest expense, net of capitalized interest	(43,929)	(32,478)	(128,256)	(98,830)
Loss on modification and early extinguishment of debt	(20)	—	(23,978)	—
Other, net	2,373	120	5,665	(2,904)
Total other expense	(41,451)	(32,088)	(146,440)	(100,185)
Income (loss) before income tax	22,590	(52,625)	(26,933)	(183,552)
Income tax benefit	3,312	2,696	10,101	3,016
Net income (loss)	25,902	(49,929)	(16,832)	(180,536)
Income attributable to non-controlling interests	(535)	(116)	(411)	(209)
Net income (loss) attributable to Mohegan Tribal Gaming Authority	25,367	(50,045)	(17,243)	(180,745)
Comprehensive income (loss):
Foreign currency translation adjustment	216	6,088	10,660	(1,076)
Other comprehensive income (loss)	216	6,088	10,660	(1,076)
Other comprehensive income attributable to non-controlling interests	—	(229)	(1,376)	(21)
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	216	5,859	9,284	(1,097)
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$25,583	$(44,186)	$(7,959)	$(181,842)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands) (unaudited)

	Retained Earnings (Deficit)	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Capital Attributable to Mohegan Tribal Gaming Authority	Non-controlling Interests	Total Capital
Balance, March 31, 2021	$(142,563)	$—	$9,291	$(133,272)	$1,164	$(132,108)
Net income	25,367	—	—	25,367	535	25,902
Foreign currency translation adjustment	—	—	216	216	—	216
Contribution from Mohegan Tribe	—	2,814	—	2,814	—	2,814
Distributions to Mohegan Tribe	(12,186)	(2,814)	—	(15,000)	—	(15,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(159)	—	—	(159)	—	(159)
Balance, June 30, 2021	$(129,541)	$—	$9,507	$(120,034)	$1,699	$(118,335)
Balance, September 30, 2020	$(75,692)	$—	$223	$(75,469)	$7,480	$(67,989)
Net income (loss)	(17,243)	—	—	(17,243)	411	(16,832)
Foreign currency translation adjustment	—	—	9,284	9,284	1,376	10,660
Contribution from Mohegan Tribe	—	2,814	—	2,814	—	2,814
Distributions to Mohegan Tribe	(36,186)	(2,814)	—	(39,000)	—	(39,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(420)	—	—	(420)	—	(420)
Other	—	—	—	—	(7,568)	(7,568)
Balance, June 30, 2021	$(129,541)	$—	$9,507	$(120,034)	$1,699	$(118,335)

Balance, March 31, 2020	$(17,989)	$—	$(13,589)	$(31,578)	$6,827	$(24,751)
Net income (loss)	(50,045)	—	—	(50,045)	116	(49,929)
Foreign currency translation adjustment	—	—	5,859	5,859	229	6,088
Distributions to Mohegan Tribe	(8,333)	—	—	(8,333)	—	(8,333)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(248)	—	—	(248)	—	(248)
Balance, June 30, 2020	$(76,615)	$—	$(7,730)	$(84,345)	$7,172	$(77,173)
Balance, September 30, 2019	$137,124	$—	$(6,633)	$130,491	$6,942	$137,433
Net income (loss)	(180,745)	—	—	(180,745)	209	(180,536)
Foreign currency translation adjustment	—	—	(1,097)	(1,097)	21	(1,076)
Distributions to Mohegan Tribe	(32,333)	—	—	(32,333)	—	(32,333)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(661)	—	—	(661)	—	(661)
Balance, June 30, 2020	$(76,615)	$—	$(7,730)	$(84,345)	$7,172	$(77,173)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020
Cash flows provided by (used in) operating activities:
Net loss	$(16,832)	$(180,536)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	79,502	82,847
Non-cash operating lease expense	9,072	9,364
Loss on modification and early extinguishment of debt	23,725	—
Accretion of discounts	974	857
Amortization of discounts and debt issuance costs	15,309	13,977
Provision for losses on receivables	3,493	2,676
Impairment of Mohegan Sun Pocono's intangible assets	—	126,596
Deferred income taxes	(10,382)	(3,262)
Other, net	(6,612)	2,255
Changes in operating assets and liabilities, net of effect of the MGE Niagara Resorts acquisition:
Accounts receivable	(7,823)	1,237
Inventories	(689)	714
Due from Ontario Lottery and Gaming Corporation	(194)	5,482
Casino Operating and Services Agreement customer contract asset	6,185	(78,210)
Other assets	(328)	398
Trade payables	2,565	6,672
Accrued interest	23,421	(5,402)
Due to Ontario Lottery and Gaming Corporation	6,101	3,598
Operating lease liabilities	13,016	(162)
Other liabilities	4,617	(22,713)
Net cash flows provided by (used in) operating activities	145,120	(33,612)
Cash flows used in investing activities:
Purchases of property and equipment	(33,358)	(104,384)
Acquisition of the MGE Niagara Resorts, net of cash acquired	—	(1,666)
Investment in Mohegan Hotel Holding, LLC	—	(10,750)
Other, net	1,206	(1,171)
Net cash flows used in investing activities	(32,152)	(117,971)
Cash flows provided by (used in) financing activities:
New senior secured credit facility borrowings - revolving and line of credit	540,866	—
New senior secured credit facility repayments - revolving and line of credit	(450,866)	—
Prior senior secured credit facility borrowings - revolving and line of credit	156,287	807,525
Prior senior secured credit facility repayments - revolving and line of credit	(353,287)	(662,525)
Prior senior secured credit facility repayments - term loans A and B	(1,056,061)	(37,104)
Proceeds from Main Street term loan facility, net of discounts	48,108	—
Repayment of Main Street term loan facility	(50,000)	—
Proceeds from issuance of senior secured notes	1,175,000	—
MGE Niagara credit facility borrowings - revolving and line of credit	—	77,537
MGE Niagara credit facility repayments - revolving and line of credit	—	(51,110)
MGE Niagara credit facility repayments - term loan	(2,992)	(2,770)
Repayment of Mohegan Tribe subordinated loan	(5,000)	—
Other borrowings	694	2,845
Other repayments	(21,303)	(14,230)
Payments on finance lease obligations	(808)	(1,034)
Contribution from Mohegan Tribe	2,814	—
Distributions to Mohegan Tribe	(39,000)	(32,333)

Distributions to Salishan Company, LLC related to the Cowlitz Project	(420)	(661)
Payments of financing fees	(24,082)	(34)
Other, net	(1,000)	(1,527)
Net cash flows provided by (used in) financing activities	(81,050)	84,579
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	31,918	(67,004)
Effect of exchange rate on cash, cash equivalents, restricted cash and restricted cash equivalents	1,625	(1,444)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	142,069	280,729
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$175,612	$212,281
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the condensed consolidated balance sheets:
Cash and cash equivalents	$158,406	$149,435
Restricted cash and cash equivalents, current	2,002	1,698
Restricted cash and cash equivalents, non-current	15,204	61,148
Cash, cash equivalents, restricted cash and restricted cash equivalents	$175,612	$212,281
Supplemental disclosures:
Cash paid for interest	$86,810	$95,211
Non-cash transactions:
Right-of-use operating lease assets	$24,787	$360,933
Right-of-use operating lease obligations	$24,154	$361,078
Finance lease assets and obligations	$79,102	$2,511
Construction payables	$44,735	$46,236
New senior secured credit facility reductions	$45,000	$—
Prior senior secured credit facility reductions	$—	$10,514
MGE Niagara Resorts - derecognition of build-to-suit asset and liability	$—	$90,675

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
The Mohegan Tribal Gaming Authority d/b/a Mohegan Gaming & Entertainment (the “Company”) is primarily engaged in the ownership, operation and development of integrated entertainment facilities, both domestically and internationally. This ownership, operation and development includes the following: (i) ownership and operation of Mohegan Sun, a gaming and entertainment complex located on an approximately 196-acre site in Uncasville, Connecticut, (ii) ownership and operation of Mohegan Sun Pocono, a gaming and entertainment facility located on an approximately 400-acre site in Plains Township, Pennsylvania, (iii) operation of the Niagara Fallsview Casino Resort, Casino Niagara and the 5,000-seat Niagara Falls Entertainment Centre under a Casino Operating and Services Agreement (the “Casino Operating and Services Agreement”), all in Niagara Falls, Canada (collectively, the “MGE Niagara Resorts”), (iv) development and management of ilani Casino Resort in Clark County, Washington, and development rights to any future development at ilani Casino Resort, (v) management of Resorts Casino Hotel in Atlantic City, New Jersey and ownership of 10% of the casino’s holding company and its subsidiaries, including those conducting or licensing online gaming and retail sports wagering in New Jersey, (vi) operation of the Mohegan Sun Casino at Virgin Hotels Las Vegas (“Mohegan Sun Las Vegas”) in Las Vegas, Nevada, (vii) development and construction of an integrated resort and casino project to be located adjacent to the Incheon International Airport in South Korea and (viii) development and construction of an integrated resort and casino project to be located near Athens, Greece.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including the Company’s operations. In March 2020, the Company temporarily suspended operations at its North American owned, operated and managed properties to ensure the health and safety of its employees, guests and the surrounding communities in which the Company operates, consistent with directives from various government bodies. Following these closures, the Company reopened its properties as follows: (i) ilani Casino Resort on May 28, 2020, (ii) Mohegan Sun on June 1, 2020, (iii) Mohegan Sun Pocono on June 22, 2020, (iv) Resorts Casino Hotel on July 2, 2020 and (v) the MGE Niagara Resorts on July 23, 2021. Mohegan Sun Pocono was again temporarily closed from December 12, 2020 through January 3, 2021 due to a resurgence of COVID-19 at that time. In addition, Mohegan Sun Las Vegas opened to the public on March 25, 2021.
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
The Company’s results for the three months and nine months ended June 30, 2021 are not indicative of operating results expected for the entire fiscal year, particularly given the impact of COVID-19 as discussed above.
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
Mohegan Sun Las Vegas
The Company owns 100% of MGNV, LLC (“MGNV”), which was formed to operate Mohegan Sun Las Vegas. In July 2019, MGNV entered into a casino lease agreement with JC Hospitality, LLC, which developed the former Hard Rock Hotel and Casino in Las Vegas, Nevada, into an integrated resort under the Virgin Hotels brand, which includes Mohegan Sun Las Vegas. Pursuant to the lease agreement, MGNV leases and operates the more than 60,000-square-foot gaming facility at the integrated resort. On March 25, 2021, Mohegan Sun Las Vegas opened to the public. During the initial term of this 20-year lease agreement, the Company is required to make annual minimum rent payments of $9.0 million, subject to escalators which could result in annual minimum rent payments of up to $15.0 million, plus consumer price index inflators and additional common area maintenance fees. Annual minimum rent payments commence upon the first anniversary of the Lease Commencement Date, as defined under the lease agreement, and continue until the end of the lease term, which concludes in 2041, subject to additional extensions at MGNV's option. This lease is classified as a finance lease. Accordingly, the Company recorded a related finance lease asset and liability.

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
Revenue disaggregation by geographic location and revenue type was as follows (in thousands):

	For the Three Months Ended June 30, 2021
	Connecticut	Pennsylvania	Nevada	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(Mohegan Sun Las Vegas)	(MGE Niagara Resorts) (1)	Other
Gaming	$163,938	$57,134	$6,934	$13,283	$—
Food and beverage	16,770	2,940	1,133	—	(17)
Hotel	20,758	1,430	—	—	—
Retail, entertainment and other	18,595	1,427	295	1,097	179
Management and development	—	—	—	—	21,782
Net revenues	$220,061	$62,931	$8,362	$14,380	$21,944
________
(1)Gaming revenues represent revenues earned under the Casino Operating and Services Agreement.

	For the Three Months Ended June 30, 2020
	Connecticut	Pennsylvania	Nevada	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(Mohegan Sun Las Vegas) (1)	(MGE Niagara Resorts) (2)	Other
Gaming	$67,966	$10,112	$—	$11,301	$—
Food and beverage	2,779	231	—	—	(1)
Hotel	2,568	21	—	—	—
Retail, entertainment and other	4,926	148	—	45	211
Management and development	—	—	—	—	6,546
Net revenues	$78,239	$10,512	$—	$11,346	$6,756
________
(1)Mohegan Sun Las Vegas did not open to the public until March 25, 2021.
(2)Gaming revenues represent revenues earned under the Casino Operating and Services Agreement.

	For the Nine Months Ended June 30, 2021
	Connecticut	Pennsylvania	Nevada	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(Mohegan Sun Las Vegas) (1)	(MGE Niagara Resorts) (2)	Other
Gaming	$434,928	$141,795	$8,449	$38,502	$—
Food and beverage	39,022	4,913	1,310	—	(36)
Hotel	52,566	3,327	—	—	(11)
Retail, entertainment and other	48,458	3,357	318	2,691	2,996
Management and development	—	—	—	—	53,691
Net revenues	$574,974	$153,392	$10,077	$41,193	$56,640
________
(1)Mohegan Sun Las Vegas opened to the public on March 25, 2021.
(2)Gaming revenues represent revenues earned under the Casino Operating and Services Agreement.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Nine Months Ended June 30, 2020
	Connecticut	Pennsylvania	Nevada	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(Mohegan Sun Las Vegas) (1)	(MGE Niagara Resorts) (2)	Other
Gaming	$352,946	$107,499	$—	$109,197	$—
Food and beverage	52,734	10,899	—	27,544	(79)
Hotel	40,491	3,485	—	6,319	(2)
Retail, entertainment and other	57,689	3,685	—	24,542	519
Management and development	—	—	—	—	24,012
Net revenues	$503,860	$125,568	$—	$167,602	$24,450
________
(1)Mohegan Sun Las Vegas did not open to the public until March 25, 2021.
(2)Gaming revenues represent revenues earned under the Casino Operating and Services Agreement.
Amendments to MGE Niagara Casino Operating and Services Agreement
MGE Niagara operates the MGE Niagara Resorts under the terms of a 21-year Casino Operating and Services Agreement with the Ontario Lottery and Gaming Corporation. On June 18, 2021 (the “Amendment Date”), the Casino Operating and Services Agreement was amended to provide for, among other things, a three-year replacement of annual Thresholds (as defined in the Casino Operating and Services Agreement), subject to certain conditions, with a fixed revenue share percentage. Annual Thresholds may be reinstated at any time during this three-year period under certain conditions specified in the amended Casino Operating and Services Agreement. The amended Casino Operating and Services Agreement also provides for a change in the payment schedule for fixed and variable lease payments relating to Fallsview Casino Resort, which were originally due during the closure of the MGE Niagara Resorts, to the last twelve months of the lease term. These fixed and variable lease payments totaled $26.9 million and $11.5 million, respectively. As of the Amendment Date, such amounts were recorded within current portion of right-of-use operating lease obligations and due to Ontario Lottery and Gaming Corporation, a current liability. On the Amendment Date, these amounts were discounted to an aggregate present value of $4.0 million, which is now recorded within due to Ontario Lottery and Gaming Corporation, a long-term liability. The discount totaling $34.4 million represents additional non-cash consideration from the Ontario Lottery and Gaming Corporation and, accordingly, is recorded as a contract liability. The contract assets related to the Casino Operating and Services Agreement are reported net of this contract liability. The contract liability will be recognized as revenue over the remaining term of the Casino Operating and Services Agreement, on a straight-line basis, consistent with other components with fixed consideration under the Casino Operating and Services Agreement.
Contract and Contract-related Assets
As of June 30, 2021 and September 30, 2020, contract assets related to the Casino Operating and Services Agreement totaled $98.6 million and $129.2 million, respectively.
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
The following table summarizes these liabilities (in thousands):

	June 30, 2021	September 30, 2020
Outstanding gaming chips and slot tickets liability	$8,576	$7,623
Loyalty points deferred revenue liability	40,095	35,368
Patron advances and other liability	26,695	17,340
Total	$75,366	$60,331
As of June 30, 2021 and September 30, 2020, customer contract liabilities related to Mohegan Sun Pocono's revenue sharing agreement with Unibet Interactive Inc. totaled $15.9 million and $16.8 million, respectively, and were primarily recorded within other long-term liabilities.

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
The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, receivables and trade payables approximates fair value. The estimated fair values of the Company's long-term debt were as follows (in thousands):

	June 30, 2021
	Carrying Value	Fair Value
New senior secured credit facility - revolving (1)	$45,000	$44,381
2021 8% senior secured notes (1)	1,156,911	1,222,000
2016 7 7/8% senior unsecured notes (1)	493,140	516,875
MGE Niagara credit facility - revolving (1)	28,231	28,231
MGE Niagara credit facility - term loan (1)	71,806	72,594
MGE Niagara convertible debenture (2)	32,264	32,264
Mohegan Expo credit facility (3)	26,211	26,535
Guaranteed credit facility (3)	27,789	28,438
Redemption note payable (3)	57,278	57,278
Other (3)	4,312	4,312
Long-term debt	$1,942,942	$2,032,908
________
(1)Estimated fair values were based on Level 2 inputs (quoted market prices or prices of similar instruments) as of June 30, 2021.
(2)Estimated fair value was based on Level 3 inputs (changes in market conditions) from date of issuance (June 11, 2019) to June 30, 2021.
(3)Estimated fair values were based on Level 3 inputs (present value of future payments discounted to carrying value) as of June 30, 2021.
New Accounting Standards
The following accounting standards were adopted during the nine months ended June 30, 2021:
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

NOTE 2—LEASES:
Lessee
The Company leases real estate and equipment under various operating and finance lease agreements. The leases have terms ranging from approximately one month to 50 years and do not contain any material residual value guarantees or restrictive covenants. Rental payments under these lease agreements are fixed and/or variable based on periodic adjustments for inflation, performance, usage or appraised land values. Variable components of lease payments are not included in the calculation of right-of-use assets and liabilities.
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
Information related to weighted average lease terms and discount rates is as follows:

June 30, 2021
Weighted average remaining lease terms (years):
Operating leases	23
Finance leases	19
Weighted average discount rates:
Operating leases	7.68%
Finance leases	7.76%

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The components of lease expense are as follows (in thousands):

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease expense	$11,456	$9,046	$34,160	$28,022
Short-term lease expense	9,248	2,747	23,464	20,297
Variable lease expense	4,666	2,354	12,531	9,161
Finance lease expense:
Amortization of right-of-use assets	1,602	593	2,854	1,806
Interest on lease liabilities	2,067	373	2,942	1,161
Less: sublease income (1)	(5,410)	(69)	(13,467)	(16,794)
Total	$23,629	$15,044	$62,484	$43,653
________
(1)Represents income earned by the Company from the rental of hotel, convention or retail space at the MGE Niagara Resorts and the Earth Hotel Tower at Mohegan Sun, both of which are leased properties.
Supplemental cash flow information related to lease liabilities is as follows (in thousands):

	For the	For the
	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating lease obligations	$12,072	$18,820
Payments for interest on finance lease obligations	174	853
Payments on finance lease obligations	808	1,034
Total	$13,054	$20,707
Maturities of right-of-use lease obligations are as follows (in thousands):

	Operating Leases	Finance Leases
Fiscal years:
2021 (1)	$12,614	$3,719
2022	39,458	8,144
2023	40,437	12,269
2024	40,240	11,839
2025	40,499	11,439
Thereafter	839,308	172,231
Total future lease payments	1,012,556	219,641
Less: amounts representing interest	(543,621)	(105,696)
Plus: residual values	—	327
Present value of future lease payments	468,935	114,272
Less: current portion of lease obligations	(12,312)	(5,283)
Lease obligations, net of current portion	$456,623	$108,989
________
(1)Represents payment obligations from July 1, 2021 to September 30, 2021.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Lease income consists of the following (in thousands):

	For the Three Months Ended June 30, 2021		For the Three Months Ended June 30, 2020
	Hotel	Retail, Entertainment and Other	Hotel	Retail, Entertainment and Other
Fixed rent	$14,635	$742	$2,444	$1,299
Variable rent	—	1,634	—	(96)
Total	$14,635	$2,376	$2,444	$1,203

	For the Nine Months Ended June 30, 2021		For the Nine Months Ended June 30, 2020
	Hotel	Retail, Entertainment and Other	Hotel	Retail, Entertainment and Other
Fixed rent	$36,137	$3,626	$29,542	$5,964
Variable rent	—	3,079	—	3,035
Total	$36,137	$6,705	$29,542	$8,999

Future fixed rental income that the Company expects to earn under non-cancelable operating leases, exclusive of amounts under contingent escalated rent clauses, is as follows (in thousands):

Fiscal years:	Operating Leases Fixed Rental Income
2021 (1)	$1,608
2022	5,293
2023	4,629
2024	4,113
2025	2,876
Thereafter	7,830
Total	$26,349
________
(1)Represents future fixed rental income from July 1, 2021 to September 30, 2021.
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
The portions of Mohegan Sun, including the Sky Hotel Tower and the Earth Expo & Convention Center, and Mohegan Sun Pocono that are leased to third parties under operating leases are recorded within property and equipment, net as follows (in thousands):

	June 30, 2021	September 30, 2020
Property and equipment, at cost	$491,527	$484,143
Less: accumulated depreciation	(216,354)	(198,080)
Property and equipment, net	$275,173	$286,063

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 3—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands):

	June 30, 2021	September 30, 2020
New Senior Secured Credit Facility - Revolving	$45,000	$—
Prior Senior Secured Credit Facility - Revolving	—	197,000
Prior Senior Secured Credit Facility - Term Loan A, net of discount and debt issuance costs of $4,199	—	227,710
Prior Senior Secured Credit Facility - Term Loan B, net of discount and debt issuance costs of $20,809	—	792,829
2021 8% Senior Secured Notes, net of discount and debt issuance costs of $18,089	1,156,911	—
2016 7 7/8% Senior Unsecured Notes, net of discount and debt issuance costs of $6,860 and $8,179, respectively	493,140	491,821
MGE Niagara Credit Facility - Revolving	28,231	26,187
MGE Niagara Credit Facility - Term Loan, net of debt issuance costs of $788 and $847, respectively	71,806	69,297
MGE Niagara Convertible Debenture	32,264	29,928
Mohegan Expo Credit Facility, net of debt issuance costs of $324 and $658, respectively	26,211	27,750
Guaranteed Credit Facility, net of debt issuance costs of $649 and $877, respectively	27,789	29,529
Mohegan Tribe Subordinated Loan	—	5,000
Redemption Note Payable, net of discount of $10,302 and $15,701, respectively	57,278	69,099
Other	4,312	3,860
Long-term debt	1,942,942	1,970,010
Less: current portion of long-term debt	(58,422)	(75,355)
Long-term debt, net of current portion	$1,884,520	$1,894,655
Maturities of long-term debt are as follows (in thousands):

Fiscal Years
2021	$8,063
2022	58,447
2023	74,793
2024	130,252
2025	500,025
Thereafter	1,208,374
Total	$1,979,954
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
Senior Secured Credit Facilities - Non-cash Transactions
On June 30, 2021 and 2020, the bank that administers the Company's debt service payments for its New Senior Secured Credit Facility and prior Senior Secured Credit Facilities made principal payments on behalf of the Company totaling $45.0 million and $10.5 million, respectively, but did not accordingly debit the Company's bank account for these payments. As of June 30, 2021 and 2020, the Company reflected these non-cash transactions as reductions to current portion of long-term debt and corresponding increases to other current liabilities. On the respective following banking days, the bank withdrew the payments from the Company's bank account, resulting in reductions to the Company's cash and cash equivalents and other current liabilities.
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
Debt Covenant Compliance
As of June 30, 2021, the Company was in compliance with its required financial covenants.

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

The Company's chief operating decision maker currently reviews and assesses the performance and operating results and determines the proper allocation of resources to the Connecticut Facilities, the Pennsylvania Facilities, the MGE Niagara Resorts and the properties managed or under development on a separate basis. Accordingly, the Company has four separate reportable segments: (i) Mohegan Sun, which includes the operations of the Connecticut Facilities, (ii) Mohegan Sun Pocono, which includes the operations of the Pennsylvania Facilities, (iii) the MGE Niagara Resorts and (iv) management, development and other. Certain other gaming and entertainment operations (“all other”), which are not individually reportable segments, the Company's corporate functions and inter-segment activities are each disclosed separately in the following segment disclosures to reconcile to consolidated results.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net revenues:
Mohegan Sun	$220,061	$78,239	$574,974	$503,860
Mohegan Sun Pocono	62,931	10,512	153,392	125,568
MGE Niagara Resorts	14,380	11,346	41,193	167,602
Management, development and other	21,782	6,546	53,691	24,012
All other	8,362	—	10,077	—
Corporate	162	210	2,949	438
Inter-segment	511	346	1,322	(528)
Total	$328,189	$107,199	$837,598	$820,952

Income (loss) from operations:
Mohegan Sun	$65,183	$1,692	$144,195	$65,951
Mohegan Sun Pocono	12,319	(8,888)	20,116	(122,635)
MGE Niagara Resorts	(11,755)	(9,778)	(35,553)	(10,163)
Management, development and other	5,711	2,200	12,711	1,871
All other	(1,045)	—	(499)	—
Corporate	(6,374)	(5,749)	(21,459)	(18,360)
Inter-segment	2	(14)	(4)	(31)
Total	$64,041	$(20,537)	$119,507	$(83,367)

			For the Nine Months Ended
(in thousands)			June 30, 2021	June 30, 2020
Capital expenditures incurred:
Mohegan Sun			$12,680	$9,839
Mohegan Sun Pocono			4,182	3,108
MGE Niagara Resorts			9,654	15,330
Management, development and other			6,974	112,161
All other			89,019	—
Corporate			307	483
Total			$122,816	$140,921

(in thousands)			June 30, 2021	September 30, 2020
Total assets:
Mohegan Sun			$1,279,799	$1,271,435
Mohegan Sun Pocono			406,393	409,630
MGE Niagara Resorts			581,360	581,562
Management, development and other			453,071	423,313
All other			100,704	—
Corporate			1,011,071	992,874
Inter-segment			(1,002,120)	(971,626)
Total			$2,830,278	$2,707,188

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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

NOTE 6—SUBSEQUENT EVENTS:
Amendments to the MGE Niagara Credit Facilities
On July 14, 2021, MGE Niagara entered into an amendment to the terms of its bank credit facilities pursuant to an Amended and Restated Credit Agreement with, among others, Bank of Montreal, as Administrative Agent, and the lenders party thereto (the “MGE Niagara Amended Credit Agreement”). Among other things, the amendments contained in the MGE Niagara Amended Credit Agreement provide for a revolving credit facility in the amount of up to 180.0 million Canadian dollars (the “MGE Niagara Revolving Facility”), a swingline facility in the amount of up to 20.0 million Canadian dollars (the “MGE Niagara Swingline Facility”) and a term loan facility in the amount of 90.0 million Canadian dollars. The MGE Niagara Amended Credit Agreement also reduced the Letter of Credit Sub-Limit under the MGE Niagara Revolving Facility to 45.0 million Canadian dollars from 100.0 million Canadian dollars. Availability under the MGE Niagara Revolving Facility and the MGE Niagara Swingline Facility will be determined based on Province of Ontario-approved gaming capacity levels as set forth in the MGE Niagara Amended Credit Agreement.
In addition, the Applicable Margin and Undrawn Fee (each as defined in the MGE Niagara Amended Credit Agreement) were adjusted to provide for an additional pricing level, commencing from the closing date of the MGE Niagara Amended Credit Agreement until the end of the Initial Retesting Quarter (as defined in the MGE Niagara Amended Credit Agreement), which Initial Retesting Quarter commences with the first full fiscal quarter where gaming capacity is equal to or greater than 50% for the entirety of such fiscal quarter, or during any voluntary or involuntary closing period, as follows: (i) Bankers’ Acceptances, Letters of Credit, LIBOR Loans and CDOR Loans equal to 500 basis points, (ii) Prime Rate Loans and USBR Loans equal to 350 basis points and (iii) Undrawn Fee equal to 125 basis points.

The MGE Niagara Amended Credit Agreement also amended the financial maintenance covenants applicable to MGE Niagara as follows: (i) during any Closure Period (as defined in the MGE Niagara Amended Credit Agreement), (a) minimum weekly liquidity in the amount of 12.5 million Canadian dollars and (b) minimum monthly contractual payments from the Ontario Lottery and Gaming Corporation in the amount of 3.75 million Canadian dollars; (ii) after a reopening of the MGE Niagara Resorts, minimum liquidity in the amount of 15.0 million Canadian dollars, tested weekly until such time as the MGE Niagara Resorts have been open for twelve consecutive months, and then monthly for an additional six months thereafter; (iii) commencing with the first full month after the 50% Gaming Capacity Start Date (as defined in the MGE Niagara Amended Credit Agreement), until a trailing twelve-month test is achieved (annualized as provided under the terms of the MGE Niagara Amended Credit Agreement), minimum monthly Fixed Charge Coverage Ratio (as defined in the MGE Niagara Amended Credit Agreement) of not less than 1.10:1.00 (once testing of four consecutive fiscal quarters is achieved without any closure of the MGE Niagara Resorts, such covenant to be tested quarterly); and (iv) commencing with the Initial Retesting Quarter, maximum Total Leverage Ratio (as defined in the MGE Niagara Amended Credit Agreement) tested quarterly and determined on a consolidated trailing twelve-month basis (annualized as provided under the terms of the MGE Niagara Amended Credit Agreement) initially set at 5.00:1.00, then stepping down to 4.50:1.00 commencing with the fiscal quarter ending March 31, 2023 and 4.00:1.00 commencing with the fiscal quarter ending March 31, 2024.

Finally, the MGE Niagara Amended Credit Agreement restricts Permitted Management and Consulting Fees and other Distributions (as defined in the MGE Niagara Amended Credit Agreement) to those permitted by lender consent until (i) the completion of four consecutive fiscal quarters demonstrating compliance with the maximum Total Leverage Ratio (as defined in the MGE Niagara Amended Credit Agreement) and (ii) a Total Leverage Ratio (as defined in the MGE Niagara Amended Credit Agreement) of less than 3.00:1.00 for the two most recent consecutive fiscal quarters.

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
We are primarily engaged in the ownership, operation and development of integrated entertainment facilities, both domestically and internationally. This ownership, operation and development includes the following: (i) ownership and operation of Mohegan Sun, a gaming and entertainment complex located on an approximately 196-acre site in Uncasville, Connecticut, (ii) ownership and operation of Mohegan Sun Pocono, a gaming and entertainment facility located on an approximately 400-acre site in Plains Township, Pennsylvania, (iii) operation of the Niagara Fallsview Casino Resort, Casino Niagara and the 5,000-seat Niagara Falls Entertainment Centre under a Casino Operating and Services Agreement (the “Casino Operating and Services Agreement”), all in Niagara Falls, Canada (collectively, the “MGE Niagara Resorts”), (iv) development and management of ilani Casino Resort in Clark County, Washington, and development rights to any future development at ilani Casino Resort, (v) management of Resorts Casino Hotel in Atlantic City, New Jersey and ownership of 10% of the casino’s holding company and its subsidiaries, including those conducting or licensing online gaming and retail sports wagering in New Jersey, (vi) operation of the Mohegan Sun Casino at Virgin Hotels Las Vegas (“Mohegan Sun Las Vegas”) in Las Vegas, Nevada, (vii) development and construction of an integrated resort and casino project to be located adjacent to the Incheon International Airport in South Korea and (viii) development and construction of an integrated resort and casino project to be located near Athens, Greece.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including our operations. In March 2020, we temporarily suspended operations at our North American owned, operated and managed properties to ensure the health and safety of our employees, guests and the surrounding communities in which we operate, consistent with directives from various government bodies. Following these closures, we reopened our properties as follows: (i) ilani Casino Resort on May 28, 2020, (ii) Mohegan Sun on June 1, 2020, (iii) Mohegan Sun Pocono on June 22, 2020, (iv) Resorts Casino Hotel on July 2, 2020 and (v) the MGE Niagara Resorts on July 23, 2021. Mohegan Sun Pocono was again temporarily closed from December 12, 2020 through January 3, 2021 due to a resurgence of COVID-19 at that time. In addition, Mohegan Sun Las Vegas opened to the public on March 25, 2021.
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

Results of Operations
Summary Operating Results
The following table summarizes our results on a segment basis (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Net revenues:
Mohegan Sun	$220,061	$78,239	$574,974	$503,860
Mohegan Sun Pocono	62,931	10,512	153,392	125,568
MGE Niagara Resorts	14,380	11,346	41,193	167,602
Management, development and other	21,782	6,546	53,691	24,012
All other	8,362	—	10,077	—
Corporate	162	210	2,949	438
Inter-segment	511	346	1,322	(528)
Total	$328,189	$107,199	$837,598	$820,952
Income (loss) from operations:
Mohegan Sun	$65,183	$1,692	$144,195	$65,951
Mohegan Sun Pocono	12,319	(8,888)	20,116	(122,635)
MGE Niagara Resorts	(11,755)	(9,778)	(35,553)	(10,163)
Management, development and other	5,711	2,200	12,711	1,871
All other	(1,045)	—	(499)	—
Corporate	(6,374)	(5,749)	(21,459)	(18,360)
Inter-segment	2	(14)	(4)	(31)
Total	$64,041	$(20,537)	$119,507	$(83,367)
Net income (loss) attributable to Mohegan Tribal Gaming Authority	$25,367	$(50,045)	$(17,243)	$(180,745)
The most significant factors and trends that impacted our operating and financial performance were as follows:
•full periods of operations at most of our properties during the three months and nine months ended June 30, 2021 compared to the same periods in the prior year;
•COVID-19 related capacity restrictions at our properties;
•cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19;
•higher management fees earned;
•higher interest expense;
•an approximately $24 million non-operating loss on modification and early extinguishment of debt principally related to our January 2021 refinancing transactions; and
•a $126.6 million impairment charge related to Mohegan Sun Pocono's intangible assets during the nine months ended June 30, 2020.

Mohegan Sun
Revenues
Net revenues increased by $141.9 million, or 181.5%, to $220.1 million for the three months ended June 30, 2021 compared to $78.2 million in the same period in the prior year. Net revenues increased by $71.1 million, or 14.1%, to $575.0 million for the nine months ended June 30, 2021 compared to $503.9 million in the same period in the prior year. The overall increases in net revenues reflected full periods of operations at Mohegan Sun during the three months and nine months ended June 30, 2021 compared to the same periods in the prior year. Mohegan Sun temporarily closed, effective March 18, 2020, following the outbreak of COVID-19, and certain portions reopened to the public on June 1, 2020. Net revenues for the three months and nine months ended June 30, 2021 were negatively impacted by COVID-19 related capacity restrictions at Mohegan Sun, which were fully removed on May 19, 2021.
Operating Costs and Expenses
Operating costs and expenses increased by $78.4 million, or 102.5%, to $154.9 million for the three months ended June 30, 2021 compared to $76.5 million in the same period in the prior year. This increase primarily reflected higher overall operating costs and expenses commensurate with the increase in net revenues, partially offset by various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19. Operating costs and expenses decreased by $7.1 million, or 1.6%, to $430.8 million for the nine months ended June 30, 2021 compared to $437.9 million in the same period in the prior year. This decline was primarily driven by COVID-19 related capacity restrictions at Mohegan Sun, which were fully removed on May 19, 2021, combined with various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19.
Mohegan Sun Pocono
Revenues
Net revenues increased by $52.4 million, or 499.0%, to $62.9 million for the three months ended June 30, 2021 compared to $10.5 million in the same period in the prior year. Net revenues increased by $27.8 million, or 22.1%, to $153.4 million for the nine months ended June 30, 2021 compared to $125.6 million in the same period in the prior year. The increases in net revenues were primarily driven by higher overall gaming revenues which benefited from relatively full periods of operations at Mohegan Sun Pocono during the three months and nine months ended June 30, 2021 compared to the same periods in the prior year. Mohegan Sun Pocono temporarily closed, effective March 18, 2020, following the outbreak of COVID-19, and certain portions reopened to the public on June 22, 2020. The increases in gaming revenues also reflected strong interactive gaming business. Net revenues for the three months and nine months ended June 30, 2021 were negatively impacted by COVID-19 related capacity restrictions at Mohegan Sun Pocono, which were fully removed on May 31, 2021.
Operating Costs and Expenses
Operating costs and expenses increased by $31.2 million, or 160.8%, to $50.6 million for the three months ended June 30, 2021 compared to $19.4 million in the same period in the prior year. This increase primarily reflected higher overall operating costs and expenses commensurate with the increase in net revenues, partially offset by various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19. Operating costs and expenses decreased by $114.9 million, or 46.3%, to $133.3 million for the nine months ended June 30, 2021 compared to $248.2 million in the same period in the prior year. This reduction primarily reflected the impact of a $126.6 million impairment charge related to Mohegan Sun Pocono’s various gaming licenses that was recorded in the same period in the prior year, combined with COVID-19 related capacity restrictions at Mohegan Sun Pocono, which were fully removed on May 31, 2021, and various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19.
MGE Niagara Resorts
Revenues
Net revenues totaled $14.4 million for the three months ended June 30, 2021 compared to $11.3 million in the same period in the prior year. Net revenues totaled $41.2 million for the nine months ended June 30, 2021 compared to $167.6 million in the same period in the prior year. These results reflect the temporary closure of the MGE Niagara Resorts, effective March 18, 2020, following the outbreak of COVID-19. The MGE Niagara Resorts recently reopened to the public on July 23, 2021. Net revenues for the three months and nine months ended June 30, 2021 primarily reflect fixed service provider fees pursuant to the terms of our Casino Operating and Services Agreement with the Ontario Lottery and Gaming Corporation.
Operating Costs and Expenses
Operating costs and expenses totaled $26.1 million for the three months ended June 30, 2021 compared to $21.1 million in the same period in the prior year. Operating costs and expenses totaled $76.7 million for the nine months ended June

30, 2021 compared to $177.8 million in the same period in the prior year. These results reflect reduced overall operating costs and expenses due to the temporary closure of the MGE Niagara Resorts.
Management, Development and Other
Revenues
Net revenues increased by $15.3 million, or 235.4%, to $21.8 million for the three months ended June 30, 2021 compared to $6.5 million in the same period in the prior year. Net revenues increased by $29.7 million, or 123.8%, to $53.7 million for the nine months ended June 30, 2021 compared to $24.0 million in the same period in the prior year. The increases in net revenues were due to higher management fees from ilani Casino Resort driven by strong performance at the property, combined with management fees earned in connection with our prior management agreement with Paragon Casino Resort.
Operating Costs and Expenses
Operating costs and expenses increased by $11.8 million, or 274.4%, to $16.1 million for the three months ended June 30, 2021 compared to $4.3 million in the same period in the prior year. Operating costs and expenses increased by $18.9 million, or 85.5%, to $41.0 million for the nine months ended June 30, 2021 compared to $22.1 million in the same period in the prior year. The increases in operating costs and expenses were primarily driven by higher pre-opening costs and expenses related to Project Inspire, combined with higher payroll costs.
All Other
Revenues
Net revenues totaled $8.4 million for the three months ended June 30, 2021 and $10.1 million for the nine months ended June 30, 2021. These results represent revenues generated by Mohegan Sun Las Vegas, which opened to the public on March 25, 2021.
Operating Costs and Expenses
Operating costs and expenses totaled $9.4 million for the three months ended June 30, 2021 and $10.6 million for the nine months ended June 30, 2021. These results represent operating costs and expenses associated with Mohegan Sun Las Vegas.
Corporate
Revenues
Net revenues totaled $0.2 million for each of the three months ended June 30, 2021 and 2020. Net revenues totaled $2.9 million for the nine months ended June 30, 2021 compared to $0.4 million in the same period in the prior year. The increase in net revenues for the nine months ended June 30, 2021 was primarily driven by additional revenues generated by our construction group, which managed a construction project at Mohegan Sun on behalf of a third-party.
Operating Costs and Expenses
Operating costs and expenses increased by $0.5 million, or 8.3%, to $6.5 million for the three months ended June 30, 2021 compared to $6.0 million in the same period in the prior year. This increase was primarily driven by higher general and administrative costs and expenses. Operating costs and expenses increased by $5.6 million, or 29.8%, to $24.4 million for the nine months ended June 30, 2021 compared to $18.8 million in the same period in the prior year. This increase primarily reflected additional construction related expenses and higher payroll costs.
Other Expenses
Other expenses increased by $9.4 million, or 29.3%, to $41.5 million for the three months ended June 30, 2021 compared to $32.1 million in the same period in the prior year. This increase was primarily driven by higher interest expense, net of capitalized interest. Other expenses increased by $46.2 million, or 46.1%, to $146.4 million for the nine months ended June 30, 2021 compared to $100.2 million in the same period in the prior year. This increase was primarily driven by higher interest expense, net of capitalized interest, combined with a loss on modification and early extinguishment of debt in connection with our January 2021 refinancing transactions.
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
Interest expense, net of capitalized interest increased by $11.4 million, or 35.1%, to $43.9 million for the three months ended June 30, 2021 compared to $32.5 million in the same period in the prior year. Interest expense, net of capitalized interest increased by $29.5 million, or 29.9%, to $128.3 million for the nine months ended June 30, 2021 compared to $98.8 million in the same period in the prior year. The increases in interest expense, net of capitalized interest were due to higher weighted average interest rate and weighted average outstanding debt, combined with the impact of the capitalization of interest related to Project Inspire in the same periods in the prior year. Weighted average interest rate was 8.1% for each of the three months and nine months ended June 30, 2021 compared to 6.4% and 6.9% for the three months and nine months ended June 30, 2020, respectively. Weighted average outstanding debt was $2.16 billion and $2.12 billion for the three months and nine months ended June 30, 2021, respectively, compared to $2.12 billion and $2.07 billion for the three months and nine months ended June 30, 2020, respectively.
Seasonality
The gaming markets in the Northeastern United States and Niagara Falls, Canada, are seasonal in nature, with peak gaming activities often occurring during the months of May through August. Accordingly, our operating results for the three months and nine months ended June 30, 2021 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.

Liquidity and Capital Resources
Liquidity
As of June 30, 2021 and September 30, 2020, we held cash and cash equivalents of $158.4 million and $112.7 million, respectively, of which the MGE Niagara Resorts held $13.3 million and $15.1 million, respectively. Inclusive of letters of credit, which reduce borrowing availability, we had $215.7 million of borrowing capacity under our New Senior Secured Credit Facility and line of credit as of June 30, 2021. As a result of the cash based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and impairment charges.
Cash provided by operating activities totaled $145.1 million for the nine months ended June 30, 2021 compared to cash used in operating activities of $33.6 million in the same period in the prior year. The increase in cash provided by operating activities was driven by a significant reduction in working capital requirements, including lower working capital requirements associated with the MGE Niagara Resorts resulting from the continued closure of these facilities due to COVID-19. Cash provided by operating activities also reflect increased net income after factoring in non-cash items.
Cash used in investing activities declined by $85.8 million, or 72.7%, to $32.2 million for the nine months ended June 30, 2021 compared to $118.0 million in the same period in the prior year. The decline in cash used in investing activities primarily reflected lower capital expenditures, combined with the impact of an investment in Mohegan Hotel Holding, LLC, in the same period in the prior year.
    Cash used in financing activities totaled $81.1 million for the nine months ended June 30, 2021 compared to cash provided by financing activities of $84.6 million in the same period in the prior year. These results reflect the impact of higher borrowings in the same period in the prior year to ensure maximum financial flexibility in response to COVID-19, combined with the payment of transaction costs associated with our January 2021 refinancing transactions.

New Senior Secured Credit Facility Financial Covenants
On January 26, 2021, we entered into our New Senior Secured Credit Facility, which, among other things, established the financial covenants described in the tables below.
We shall not permit the Fixed Charge Coverage Ratio (as defined under the New Senior Secured Credit Facility) to be less than:

Fiscal Quarters Ending:
June 30, 2021 through December 31, 2021	1.00:1.00
March 31, 2022 and each fiscal quarter ending thereafter	1.15:1.00
We shall not permit the Total Leverage Ratio (as defined under the New Senior Secured Credit Facility) to be greater than:

Fiscal Quarters Ending:
June 30, 2021	7.75:1.00
September 30, 2021	8.00:1.00
December 31, 2021	7.25:1.00
March 31, 2022	6.75:1.00
June 30, 2022 and each fiscal quarter ending thereafter	6.50:1.00

We shall not permit the Senior Secured Leverage Ratio (as defined under the New Senior Secured Credit Facility) to be greater than:

Fiscal Quarters Ending:
June 30, 2021	5.50:1.00
September 30, 2021	5.75:1.00
December 31, 2021	5.25:1.00
March 31, 2022	4.75:1.00
June 30, 2022 and each fiscal quarter ending thereafter	4.50:1.00
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, distributions to the Mohegan Tribe, capital expenditures and working capital requirements for the next twelve months; however, we can provide no assurance in this regard.
Contractual Obligations
The following table presents estimated future payment obligations related to our debt and the timing of those payments as of June 30, 2021 (in thousands):

		Payments due by Fiscal Year
Contractual Obligations	Total	Less than 1 (1)	1-3	3-5	More than 5
Long-term debt, including current portions (excludes unamortized debt issuance costs and discounts)	$1,979,954	$8,063	$133,240	$630,277	$1,208,374
Interest payments on long-term debt	677,300	51,015	287,760	253,038	85,487
Total	$2,657,254	$59,078	$421,000	$883,315	$1,293,861
 ________
(1)Represents payment obligations from July 1, 2021 to September 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of June 30, 2021, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest on the basis of base rate or Eurodollar rate formulas, plus applicable rates, as defined under the credit facilities.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of June 30, 2021 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of June 30, 2021.

	Expected Maturity Date by Fiscal Year
	2021 (1)	2022	2023	2024	2025	Thereafter	Total	Fair Value
Liabilities (in thousands)
Long-term debt obligations, including current portions (2):
Fixed rate	$5,774	$25,878	$23,135	$15,970	$500,025	$1,176,110	$1,746,892	$1,800,465
Average interest rate	0.1%	0.1%	—	—	7.9%	8.0%	7.6%
Variable rate	$2,289	$32,569	$51,658	$114,282	$—	$32,264	$233,062	$232,443
Average interest rate (3)	4.3%	4.1%	4.5%	5.3%	—	8.0%	5.1%
 __________
(1)Represents payment obligations from July 1, 2021 to September 30, 2021.
(2)Excludes unamortized debt issuance costs and discounts.
(3)A 100 basis point change in average interest rate would impact annual interest expense by approximately $2.3 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
4.1
First Supplemental Indenture, dated as of July 23, 2021, among Mohegan Digital, LLC and Mohegan Digital Services, LLC, the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and U.S. Bank National Association, as trustee, relating to the 8.000% Second Priority Senior Secured Notes due 2026 (filed herewith).

4.2
First Supplemental Indenture, dated as of July 23, 2021, among Mohegan Digital, LLC and Mohegan Digital Services, LLC, the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and U.S. Bank National Association, as trustee, relating to the 7.875% Senior Notes due 2024 (filed herewith).

10.1
Amended and Restated Credit Agreement, dated as of July 14, 2021, among MGE Niagara Entertainment Inc., the lenders named therein, Bank of Montreal, as Administrative Agent, and the other parties thereto (filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on July 20, 2021 and incorporated by reference herein).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith).

101.CAL	Inline XBRL Taxonomy Calculation Linkbase (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL).
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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	August 12, 2021	By:	/S/ RAYMOND PINEAULT
Raymond Pineault Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	August 12, 2021	By:	/S/ CAROL K. ANDERSON
Carol K. Anderson Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial and Accounting Officer)