Form 10-K
period 2021-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2021-12-16
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________
FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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
Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐ Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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
•the COVID-19 pandemic and the related social and economic disruptions;
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

PART I

Item 1.Business.
Our Company
We were established in July 1995 by the Mohegan Tribe, a federally-recognized Indian tribe with an approximately 595-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. Under the Indian Gaming Regulatory Act of 1988 (“IGRA”), federally-recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal lands, subject to, among other things, the negotiation of a compact with the affected state. The Mohegan Tribe and the State of Connecticut entered into such a compact, the Mohegan Compact, which was approved by the United States Secretary of the Interior. We were established as an instrumentality of the Mohegan Tribe, with the exclusive authority to conduct and regulate gaming activities for the Mohegan Tribe on tribal lands and the non-exclusive authority to conduct such activities elsewhere. We are governed and overseen by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Mohegan Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board. Refer to “Mohegan Tribe of Indians of Connecticut” below and Part III. Item 10. Directors, Executive Officers and Corporate Governance to this Annual Report on Form 10-K for additional information.
We are primarily engaged in the ownership, operation and development of integrated entertainment facilities. We currently own two facilities in the United States and operate or manage five facilities in the United States and Canada. We are also currently developing a facility in South Korea.
Our principal executive office and mailing address is One Mohegan Sun Boulevard, Uncasville, CT 06382. Our telephone number is (860) 862-8000. Our corporate website address is www.mohegangaming.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as any other information filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act, are made available free of charge on our corporate website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We intend to use our corporate website as a regular means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD promulgated by the Securities and Exchange Commission. Such disclosures will be included on our corporate website under the headings “News” or “Financial Information.” Any updates to the list of social media channels we use to announce material information will be posted on the “News” or “Financial Information” pages of our corporate website. Accordingly, investors should monitor such portions of our corporate website and social media channels, in addition to following our press releases, Securities and Exchange Commission filings, public conference calls and webcasts.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including our operations. In March 2020, we temporarily suspended operations at our North American owned, operated and managed properties to ensure the health and safety of our employees, guests and the surrounding communities in which we operate, consistent with directives from various government bodies. Following these closures, we reopened our properties as follows: (i) ilani Casino Resort in May 2020, (ii) Mohegan Sun in June 2020, (iii) Mohegan Sun Pocono in June 2020, (iv) Resorts Casino Hotel in July 2020 and (v) the MGE Niagara Resorts in July 2021. Mohegan Sun Pocono was again temporarily closed from December 12, 2020, through January 3, 2021, due to a resurgence of COVID-19 at that time. In addition, the initial opening of Mohegan Sun Las Vegas was delayed until March 2021.
COVID-19 has had a significant impact on our operations, the full extent of which depends on future developments which are highly uncertain and cannot be predicted with confidence. Such developments include the following:
•the duration of COVID-19 or the extent of any resurgence or variants of COVID-19;
•the manner in which our guests, suppliers and other third parties respond to COVID-19, including the perception of safety and health measures taken by us;
•new information that may emerge concerning the severity of COVID-19 and the actions to contain or treat it;
•general economic conditions; and
•consumer confidence.

Accordingly, we cannot reasonably estimate the extent to which COVID-19 will further impact our future financial condition, results of operations and cash flows.
Strategy
Our overall strategy is to: (i) drive incremental profit through gaming and non-gaming initiatives, most notably the enhancement of entertainment amenities at our existing integrated resorts and in our core markets; (ii) diversify our business interests within the integrated resort and entertainment industry, both domestically and internationally; and (iii) enhance our credit profile by reducing leverage through improved operational efficiency, increased financial discipline and high return investments, as well as revenue diversification efforts.
    Domestically, we developed Mohegan Sun into a full-scale entertainment and destination resort, and we further strengthened our presence in the Northeastern United States gaming market with the acquisition of Mohegan Sun Pocono. Our domestic gaming portfolio also includes the development and management of ilani Casino Resort, the management of Resorts Casino Hotel and the operation of Mohegan Sun Las Vegas. We have also taken significant steps in our diversification efforts internationally with the acquisition of the MGE Niagara Resorts and the current development of an integrated resort and casino project to be located adjacent to the Incheon International Airport in South Korea (“Project Inspire”).
In June 2021, we launched our new Mohegan Digital division (“Mohegan Digital”) to provide online casino gaming and sports wagering (“iGaming”) solutions to our patrons and to capitalize on the growth and expansion of the iGaming industry, both domestically and internationally. On September 30, 2021, we launched a retail sportsbook at Mohegan Sun, which is accessible to residents and visitors in the state of Connecticut. On October 12, 2021, we commenced iGaming in the state of Connecticut.
Our Properties

Property	Location	Opening Year	Casino Square Footage	Slot Machines	Table Games	Hotel Rooms	Food & Beverage and Retail Outlets	Primary Entertainment Venue (Seats)
Owned
Mohegan Sun	Uncasville, CT	1996	300,000	3,850	235	1,560	76	10,000
Mohegan Sun Pocono	Wilkes-Barre, PA	2006	95,000	1,700	65	240	15	1,500
Project Inspire (1)	Incheon, South Korea	2023	260,000	700	150	1,275	70	15,000
Operated/Managed
Niagara Fallsview Casino Resort	Niagara Falls, ON	2004	160,000	3,550	145	370	33	5,000
Casino Niagara	Niagara Falls, ON	1996	70,000	1,450	45	N.A.	4	N.A.
Mohegan Sun Casino Las Vegas	Las Vegas, NV	2021	60,000	600	45	1,500	22	4,500
ilani Casino Resort	La Center, WA	2017	110,000	2,750	75	N.A.	15	2,550
Resorts Casino Hotel (2)	Atlantic City, NJ	1978	80,000	1,400	70	940	22	1,250
			1,135,000	16,000	830	5,885	257	39,800
_________
(1)Estimated.
(2)10% ownership.
N.A.    Not Applicable.

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

MGE Niagara Resorts
We operate the MGE Niagara Resorts under a Casino Operating and Services Agreement (the “Casino Operating and Services Agreement”). The MGE Niagara Resorts include the Niagara Fallsview Casino Resort, Casino Niagara and the 5,000-seat Niagara Falls Entertainment Centre, all in Niagara Falls, Canada. The Niagara Fallsview Casino Resort, which overlooks the iconic Horseshoe Falls, and Casino Niagara are the only two gaming and entertainment facilities in Niagara Falls, Canada. The MGE Niagara Resorts compete with facilities in Toronto, Ontario and Niagara Falls, New York.
Mohegan Sun Las Vegas
We operate Mohegan Sun Las Vegas, a more than 60,000-square-foot gaming facility at Virgin Hotels Las Vegas, in Las Vegas, Nevada. The integrated resort, including Mohegan Sun Las Vegas, competes primarily with resorts and casinos in Las Vegas.
ilani Casino Resort
    We developed and currently manage ilani Casino Resort in Clark County, Washington, a gaming and entertainment facility owned by the federally-recognized Cowlitz Indian Tribe and the Cowlitz Tribal Gaming Authority. ilani Casino Resort is located 45 minutes outside of the rapidly expanding Portland, Oregon region on Interstate 5.
Resorts Casino Hotel
    We manage Resorts Casino Hotel and own 10% of the casino's holding company and its subsidiaries, including those conducting or licensing iGaming and retail sports wagering in the state of New Jersey. Resorts Casino Hotel, the first casino hotel in Atlantic City, New Jersey, opened in 1978, becoming the first legal casino outside of the state of Nevada. Resorts Casino Hotel is one of nine casinos operating in Atlantic City.
Project Inspire
    In February 2016, we were awarded pre-approval for a foreigner-only gaming license to be issued upon completion of the construction of Project Inspire in South Korea. In August 2016, we entered into an agreement with the Incheon International Airport Authority for the long-term lease and development of approximately 4.4 million square meters of land located directly adjacent to Terminal 2 of the Incheon International Airport. The integrated resort phase of Project Inspire is planned to open in late 2023. Project Inspire will compete with another casino resort located in Incheon and several other smaller casino-only operations located in downtown Seoul.
Inspire Athens
In October 2020, a consortium among two of our wholly-owned unrestricted subsidiaries and GEK Terna Holding Real Estate Construction S.A. (“GEK Terna”) of Greece was selected by the Hellenic Gaming Commission (the “HGC”) as the provisional contractor to develop an integrated resort and casino in Greece. Subsequently, we conducted a comprehensive review of our operations and future commitments against the new backdrop created by COVID-19 and concluded that we would not continue to pursue the concession rights for this project. Accordingly, on September 17, 2021, through our wholly-owned unrestricted subsidiaries, we transferred all of our equity ownership in the project to GEK Terna, which was previously the minority investor in the project. We and GEK Terna coordinated the equity transfer with the requisite government officials in Greece, including approval by the HGC on October 22, 2021. The final transfer of the consortium’s reliance on our technical and professional capacity and experience in the development and operation of integrated resort casinos remains pending, along with other administrative procedures for final governmental and regulatory review.
Seasonality
The gaming markets in the Northeastern United States and Niagara Falls, Canada, are seasonal in nature, with peak gaming activities often occurring during the months of May through August.

Mohegan Tribe of Indians of Connecticut
General
The Mohegan Tribe has lived in a cohesive community for hundreds of years in what is today southeastern Connecticut. The Mohegan Tribe became a federally-recognized Indian tribe in 1994 and currently has approximately 2,300 members, of which approximately 1,500 are of voting age.
Governance of the Mohegan Tribe
The Mohegan Tribe's Constitution provides for the governance of the Mohegan Tribe by the Mohegan Tribal Council, consisting of nine members, and a Council of Elders, consisting of seven members. Legislative and executive powers of the Mohegan Tribe are vested in the Mohegan Tribal Council, with the exception of enrollment of tribal members and cultural duties which are vested in the Council of Elders. The members of the Mohegan Tribal Council also serve as members and officers on our Management Board. The registered voters of the Mohegan Tribe elect all members of the Mohegan Tribal Council. Pursuant to the Mohegan Tribe's Constitution, the members of the Mohegan Tribal Council are elected on a four-year staggered term basis. The terms for four members of the Mohegan Tribal Council expire in October 2023, while the terms for the remaining five members expire in October 2025. Members of the Mohegan Tribal Council must be at least 21 years of age when elected.
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

Mohegan Gaming & Entertainment
We were established by the Mohegan Tribe in July 1995 with the exclusive authority to conduct and regulate gaming activities for the Mohegan Tribe on tribal lands and the non-exclusive authority to conduct such activities elsewhere. We have three major functions. The first function is to identify and evaluate, in conjunction with the Mohegan Tribe, and, where appropriate, pursue and execute upon various business opportunities in an effort to diversify our revenue base and cash flow streams. These opportunities primarily consist of development, consulting and/or management of, investment in or ownership of additional gaming and entertainment operations through direct investments, acquisitions, joint venture arrangements and loan or financial/credit support transactions. The second function is to direct the operation, management and promotion of gaming enterprises and all related activities on tribal lands. The third function is to regulate gaming activities on tribal lands. Our Management Board has appointed an independent Director of Regulation who is responsible for the regulation of gaming activities at Mohegan Sun and on tribal lands. The Director of Regulation serves at the will of the Management Board and ensures the integrity of gaming operation through the promulgation and enforcement of appropriate regulations. The Director of Regulation and staff are also responsible for performing background investigations and licensing of non-gaming employees, as well as vendors seeking to provide non-gaming products or services to or for Mohegan Sun. Pursuant to the Mohegan Compact, the State of Connecticut is responsible for performing background investigations and licensing of gaming employees, as well as gaming vendors seeking to provide gaming products or services on tribal lands, and pursuant to state law, the regulation of iGaming conducted by or on behalf of Mohegan Digital outside of tribal lands in the state.

Government Regulation
General
Operations at our properties and iGaming opportunities are subject to varying federal, state, provincial, local and tribal laws and regulations. The following description of the regulatory environment in which gaming takes place at our properties is only a summary and not a complete recitation of all applicable regulations and does not encompass gaming jurisdictions where we manage facilities for third parties. Moreover, since these regulatory environments are susceptible to changes in public policy considerations, it is impossible to predict how particular provisions will be interpreted, from time to time, or whether they will remain intact. Changes in such regulations could have a material adverse impact on our operations. See Part I. Item 1A. Risk Factors to this Annual Report on Form 10-K.
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
In connection with certain of our contractual arrangements, including substantially all of our outstanding indebtedness, we, the Mohegan Tribe, Mohegan Basketball Club, LLC, Mohegan Golf, LLC, Mohegan Ventures-Northwest, LLC, Mohegan Expo Center, LLC, Mohegan Digital, LLC, Mohegan Digital Services, LLC, MGNV Holding, LLC and MGNV, LLC and to the extent applicable, Mohegan Commercial Ventures-PA, LLC, Downs Racing, Backside, L.P., Mill Creek Land, L.P. and Northeast Concessions, L.P. (the "Pocono subsidiaries"), and certain of our subsidiaries and entities have agreed to waive our and their respective sovereign immunity from unconsented suit to permit any court of competent jurisdiction to: (i) enforce and interpret the terms of our applicable outstanding indebtedness, and award and enforce the award of damages owing as a consequence of a breach thereof, whether such award is the product of litigation, administrative proceedings, or arbitration, (ii) determine whether any consent or approval of the Mohegan Tribe or us has been granted improperly or withheld unreasonably, (iii) enforce any judgment prohibiting the Mohegan Tribe or us from taking any action, or mandating or obligating the Mohegan Tribe or us to take any action, including a judgment compelling the Mohegan Tribe or us to submit to binding arbitration and (iv) adjudicate any claim under the Indian Civil Rights Act of 1968, 25 U.S.C. § 1302 (or any successor statute).

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
With the growth of the Internet and other modern advances, computers, mobile devices and other technology aids are increasingly used to conduct iGaming, where authorized by law. Several states and provinces where we operate (Connecticut, Nevada, New Jersey, Pennsylvania and Ontario) have passed legislation to license and tax iGaming conducted on an intra-state or intra-provincial basis or with other territories by compact, while federal iGaming legislation has been introduced in Congress from time to time. To date, Congress has not passed amendments to the Unlawful Internet Gambling Enforcement Act of 2006

or new legislation to establish a licensing, taxing and enforcement framework for Internet gaming. Nor has Congress responded to the United States Supreme Court’s decision in May 2018 which overturned the federal law on sports wagering and has led to a proliferation of state laws authorizing sports wagering online and at retail locations.
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
IGRA provides that if an Indian tribe and state fail to successfully negotiate a tribal-state compact, the United States Department of the Interior may approve gaming procedures pursuant to which Class III Gaming may be conducted on Indian lands. Gaming compacts or approved gaming procedures take effect upon notice of approval by the United States Secretary of the Interior published in the Federal Register. The Mohegan Compact, first approved by the United States Secretary of the Interior in 1994, does not have a specific term and will remain in effect until terminated by written agreement between both parties, or the provisions are modified as a result of a change in applicable law. Our gaming operations are subject to the requirements and restrictions contained in the Mohegan Compact, which authorizes the Mohegan Tribe to conduct most forms of Class III Gaming. In July 2017, the Mohegan Tribe and the State of Connecticut entered into an agreement to amend the Mohegan Compact and the Memorandum of Understanding (the "MOU") to allow the Mohegan Tribe and the Mashantucket Pequot Tribal Nation (“MPT”) to jointly and exclusively own a proposed off-reservation casino in East Windsor, Connecticut. Effective September 27, 2021, a second agreement to amend the Mohegan Compact and a memorandum of agreement amending the MOU became effective allowing the Mohegan Tribe or its designated instrumentality or subsidiary to conduct sports wagering as approved Class III Gaming under the Mohegan Compact. State enabling legislation became effective simultaneously enabling Mohegan Digital to commence iGaming in the state of Connecticut in October 2021.
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
In Connecticut, there has been no litigation challenging the Governor's authority to enter into tribal-state compacts. If such a suit was filed, however, the Mohegan Tribe does not believe that the precedent in the New Mexico or Kansas cases would apply. At the time of original execution of the Mohegan Compact, the Connecticut Attorney General issued a formal opinion, which states that, “existing state statutes provide the Governor with the authority to negotiate and execute the Mohegan Compact.” Thus, the Attorney General declined to follow the Kansas case. In addition, in a case brought by the MPT, the United States Court of Appeals for the Second Circuit has held that Connecticut law authorizes casino gaming. After original execution of the Mohegan Compact, the Connecticut General Assembly passed a law requiring that future gaming compacts be approved by the legislature, but that law does not apply to previously executed compacts such as the Mohegan Compact, only to amendments. As mentioned above, in July 2017 and effective in September 2021, the Mohegan Tribe and the State of Connecticut entered into agreements to amend the Mohegan Compact, each of which was approved by the Connecticut General Assembly prior to approval by the United States Secretary of the Interior.

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
•approving simulcasting activities;
•licensing all officers, directors, racing officials and certain other employees of a company; and
•approving all contracts entered into by a company affecting racing, pari-mutuel wagering, phone/internet wagering and OTW operations, including iGaming and retail sports wagering.
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
Pennsylvania Gaming Regulations
Our slot machine and table game operations at Mohegan Sun Pocono and iGaming operations in Pennsylvania are subject to extensive regulation under the Pennsylvania Gaming Act. Under that law, as amended, the Pennsylvania Gaming Control Board (the "PGCB"), is responsible for, among other things:
•issuing and renewing slot machine licenses and table game certificates;
•approving, after a public hearing, the granting of additional slot machine licenses or table game certificates (to the extent allowed under the Pennsylvania Gaming Act);
•licensing all officers, directors, principals and certain other employees and vendors of a company with gaming operations;
•approving certain contracts entered into by a company affecting gaming operations; and
•implementing iGaming and retail sports wagering legislation in Pennsylvania.
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
Canadian Gaming Regulations
The MGE Niagara Resorts are subject to both Federal and Provincial legal and regulatory considerations. Federally, the Canadian Criminal Code stipulates that operations like MGE Niagara Resorts and certain other forms of gaming must be conducted and managed by the government of a province. As a service provider licensed by the Alcohol and Gaming Commission of Ontario (“AGCO”), we must provide gaming-related services in Ontario within this provincial conduct and management structure. That structure is made up of the Ontario Lottery and Gaming Corporation (the “OLG”), as the provincial entity that conducts and manages lottery schemes on behalf of the Province, and the AGCO, as the provincial regulator responsible for the administration of the Ontario Gaming Control Act (among other Acts).
The OLG is the Crown Agency of the government of Ontario charged with overseeing the business of Ontario’s gaming industry. Established pursuant to the Ontario Lottery and Gaming Corporation Act, 1999 (the “OLGCA”), the OLG's purpose is to enhance Ontario’s economic development, generate revenues for Ontario, promote responsible gaming with respect to lottery schemes, and ensure anything done regarding any or all of the foregoing is also done for the public good and in Ontario’s best interests.
Included in the OLG’s objectives are:
•To develop, undertake, organize, conduct and manage gaming on behalf of the Province of Ontario.
•To provide for the operation of gaming sites.
•To ensure gaming and gaming sites are conducted, managed and operated in accordance with the Criminal Code (Canada), the OLGCA and the Gaming Control Act, 1992 (the “GCA”) and the regulations made under them.
•To provide for the operation of any business that the OLG considers to be reasonably related to gaming operations, including any business that offers goods and services to persons who participate in gaming.
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
Nevada Gaming Regulations
The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations made thereunder (collectively, the "Nevada Act"), as well as to various local ordinances. Any changes in applicable laws, regulations and procedures could have an adverse effect on our Las Vegas gaming operation and our financial condition and results of operations.
The Las Vegas operation is subject to the licensing and regulatory control of the Nevada Gaming Commission ("NGC"), the Nevada Gaming Control Board ("NGCB") and the Clark County Liquor and Gaming Licensing Board ("CCLGLB"). The NGC and NGCB are referred to herein collectively as the "Nevada Gaming Authorities." Our subsidiary, MGNV, LLC, the operator of the Mohegan Sun Casino Las Vegas, is licensed by the Nevada Gaming Authorities to conduct casino gaming operations, including the operation of a gaming salon. It is also licensed as a manufacturer and distributor. These gaming licenses are not transferable.
We are required by virtue of our public debt to be registered as a publicly traded corporation (a "registered public company") and to be found suitable by the NGC to own the equity interests of MGNV Holding, LLC ("Holding"). Holding is required to be registered as an intermediary company and to be found suitable to own the equity interests of MGNV, LLC.
No person may become a member of or receive profits from MGNV, LLC or Holding without first registering (for equity ownership of 5% or less) or obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors (or managers, in the case of limited liability companies) and certain key employees of MGNV, LLC and Holding and our officers and management board members who are actively and directly involved in the gaming activities of Mohegan Sun Casino Las Vegas may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may require additional applications and may also deny an application for licensing for any reason which they deem appropriate.
If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or to continue having a relationship with MGNV, LLC, Holding, or us, we would have to sever all relationships with the person. In addition, the Nevada Gaming Authorities may require MGNV, LLC, Holding, or us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability are not subject to judicial review.
If the NGC determines that we, Holding, or MGNV, LLC have violated the Nevada Act, it could limit, condition, suspend or revoke our and our intermediary subsidiary registrations and MGNV, LLC's gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the NGC. Further, the NGC could appoint a supervisor to operate Mohegan Sun Las Vegas and, under specified circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to Nevada. The limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.
Periodically, we are required to submit detailed financial and operating reports to the NGC and provide any other information that the NGC may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, and/or approved by, the NGC. All pledges of equity in MGNV, LLC or Holdings, and any action by a lender to foreclose upon such pledges, must be approved in advance by the NGC.
The NGC may, in its discretion, require the owner of any debt or similar securities of a registered public company, to file applications, be investigated and be found suitable to own the debt or other securities of the registered company if the NGC has reason to believe that such ownership would otherwise be inconsistent with Nevada's declared public policies. If the NGC decides that a person is unsuitable to own the securities, then under the Nevada Act, the registered public company can be sanctioned, including the loss of its approvals if, without the prior approval of the NGC, it continues to have any financial or economic arrangements with that person or recognizes any voting right of that person in connection with the securities.
We may not make a public offering of debt without the prior approval of the NGC if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions.
License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon a percentage of the gross revenue received; the number of gaming devices operated; or the number of table games operated. A live entertainment tax also is imposed on admission charges where live entertainment is furnished.
As a condition of our status as a registered public company we are required to maintain a gaming compliance committee for the purpose of, at a minimum, performing due diligence, determining the suitability of relationships with other entities and individuals, and to review and ensure our compliance, and the compliance of our subsidiaries and any affiliated entities, with the gaming laws of Nevada and the other jurisdictions in which they operate. Because we are involved in gaming ventures outside of Nevada, we are required to deposit with the NGCB, and thereafter maintain, a revolving fund in the amount of $50,000 to pay the expenses of investigation of the NGCB of our participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the NGC. Thereafter, we are also required to comply with certain reporting requirements imposed by the Nevada Act. A licensee or registrant is also subject to disciplinary action by the NGC in the event of misconduct in its gaming ventures outside of Nevada.
The conduct of gaming activities and the service and sale of alcoholic beverages at Mohegan Sun Las Vegas are subject to licensing, control and regulation by the CCLGLB, which has granted MGNV, LLC, its landlord and certain of its co-tenants licenses for such purposes. In addition to approving MGNV, LLC, the CCLGLB has the authority to approve all persons owning or controlling the equity of any entity controlling a gaming license. Certain of our officers, management board members and key employees have been or may be required to file applications with the CCLGLB. Clark County gaming and liquor licenses are not transferable. The County has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact on our operations.

Human Capital
The competitive advantage that differentiates us is rooted in the Spirit of Aquai, a long-standing tradition of the Mohegan Tribe. This centuries-old guiding philosophy infuses our everyday lives with four key principles that truly define who we are and how we treat each other - welcoming, mutual respect, cooperation and building relationships. Living by these principles and always striving to adhere to our core values, we have created a unique culture built on traditional principles in sync with modern values. The Spirit of Aquai lays the foundation for special relationships among our employees and guests, and it is the bedrock of our human capital strategy. Delivering premier gaming and entertainment experiences across the United States and Canada, along with targeted expansion into Asia, our human capital is the central reason for our long-term success. We are also committed to the theory of the Service Profit Chain, which suggests that taking care of employees leads to employees taking care of guests, and, accordingly, results in a more profitable business.
We aim to attract, retain and develop diverse and high quality talent who can emulate the Spirit of Aquai. To support these objectives, we have designed human resources programs to:
•Enhance the company culture through employee experiences, policies and practices aimed at making the workplace healthy, diverse and inclusive;
•Align leader and team member behaviors to our purpose, deliver exceptional guest experiences and drive business success;
•Facilitate talent acquisition and mobility to create a high-performing and diverse workforce;
•Reward employees through fair, equitable and competitive pay and benefits;
•Develop employees at all levels through effective learning strategies focused on new skills required to support operational excellence and the ever-evolving marketplace; and
•Evolve and invest in technology and other resources that enable employees to work more effectively.

Overall Statistics
As of September 30, 2021, we had approximately 9,580 employees comprised of approximately 70% full-time employees and 30% seasonal, part-time, and on-call employees. The approximate number of employees by location was as follows: (i) Mohegan Sun: 4,850, (ii) Mohegan Sun Pocono: 780, (iii) the MGE Niagara Resorts: 3,450, (iv) Mohegan Sun Las Vegas: 320 and (v) corporate and other: 180.
Certain employees at Mohegan Sun Pocono are represented under collective bargaining agreements between Downs Racing and either the International Union of Operating Engineers Local Union 542C or Teamsters Local No. 401. The agreement with the International Union of Operating Engineers Local Union 542C expires on March 31, 2023 and relates to equipment and heavy equipment operators. The agreement with Teamsters Local No. 401 expires on January 31, 2022 and relates to truck drivers and maintenance employees.
Certain employees at the MGE Niagara Resorts are represented under a collective bargaining agreement between Unifor Canada and Complex Services Inc. (d/b/a Niagara Fallsview Casino Resort and Casino Niagara). This agreement expires on March 31, 2023 and relates to employees classified as security officers.
Certain employees at Mohegan Sun Las Vegas are represented under collective bargaining agreements between MGNV, LLC (d/b/a Mohegan Sun Casino Las Vegas) and the International Union of Operating Engineers Local No. 501 or the Local Joint Executive Board of Las Vegas (composed of Culinary Workers Union Local 226 and Bartenders Union Local 165). The agreement with the International Union of Operating Engineers Local No. 501 is in full force and effect from year to year, subject to the agreement’s conditions of renewal. The agreement with the Local Joint Executive Board of Las Vegas (composed of Culinary Workers Union Local 226 and Bartenders Union Local 165) expires on May 31, 2023.
We have experienced no material business interruptions due to disputes with our employees.

Diversity and Inclusion
We believe that a diverse and inclusive workforce produces better overall decision-making for employees and guests, which benefits our overall organization. In hiring decisions, we seek appropriate skills, as well as diversity of the team and candidate, to ensure that we are including an appropriate mix of race, gender and other factors in hiring, promoting and succession planning decisions. Ongoing diversity and inclusion initiatives from committees to training and communication campaigns build awareness of the rich diversity of our team members and guests. We also sponsor a vocational inclusion program for individuals with disabilities or other disadvantages. Since 2012, over 550 individuals have participated in this program and approximately 85% of graduates have successfully been hired by Mohegan Sun.

We have received multiple forms of recognition for our employment practices. Awards include:
•2021 Enduring Equity and Inclusion Employer - Viability
•2020 Best-In-State Employer - Forbes/Statista
•Canada Best Employers 2019 - Forbes/Statista
•Top 10 in Best Workplaces for Diversity 2019 - Fortune Magazine
•Employer of the Year 2019 - Viability
•Top Employer Hamilton/Niagara 2020 (10th consecutive year)
•2019 Business that Gives Back Award GNCC - Women in Business Award
A diverse and inclusive vendor base is also important in meeting our diversity and inclusion goals. Therefore, we have implemented initiatives to track the diversity of vendors and support inclusion of vendors with minority or female ownership through preferred vendor lists.

Talent Acquisition, Development and Retention
Hiring, developing and retaining employees is critical to the success of our business. We focus on creating experiences and programs that attract new hires and foster growth, performance and retention. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except key personnel, our Connecticut operations are obligated to give first preference to qualified members of the Mohegan Tribe and, then, to enrolled members of other Indian tribes.
Creating opportunities to help employees grow and build their careers is also a priority to us. We sponsor numerous trainings, apprenticeships and development programs to enhance leadership and managerial capability, expand skill sets, drive guest satisfaction and support the Spirit of Aquai. Our corporate office also offers development courses on various topics, such as reading financial statements and the basics of contracts, to expand our employees’ knowledge base. In addition, succession planning at all of our locations has been completed to identify talent risk, gaps and high potential employees for development.

Compensation, Benefits, Safety and Wellness
We offer fair, equitable and competitive salaries and wages, as well as comprehensive health and retirement benefits to eligible full-time and part-time employees. Our core health benefits are supplemented with discount programs for health-related goods and services, a variety of voluntary benefits and paid time-off programs. We have also partnered with Yale New Haven Health to provide medical treatment for our employees at our Connecticut location at low out-of-pocket costs, provide both an on-site pharmacy and a fitness center and offer employees access to health and nutritional counselors free of charge. In addition, we provide low cost telehealth services, as well as free mental and behavioral health resources, including on-demand access to an employee assistance program for employees and their dependents. We also offer mental, physical and financial wellness workshops to help employees better manage stress and anxiety.
In collaboration with the Mohegan Tribe Safety Department, we use a proactive approach to manage workplace safety and health based on incident management, inspections, job safety analysis and safety meetings. This approach has led to a significant decline in incidents at our Connecticut location. We also provide training in emergency evacuation, active shooter, blood borne pathogens, hazard communications and back safety.

Technology and Other Resources
We offer and maintain various applications and systems to communicate with and engage our employees. There are also email notifications to keep employees abreast of our daily operations, as well as various other resources to enable employees to stay connected and enhance guest experiences.

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
We currently have and will continue to have a substantial amount of indebtedness. As of September 30, 2021, our debt totaled approximately $2 billion.
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
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including our operations. In March 2020, we temporarily suspended operations at our North American owned, operated and managed properties to ensure the health and safety of our employees, guests and the surrounding communities in which we operate, consistent with directives from various government bodies. COVID-19 has had a significant impact on our operations, the full extent of which depends on future developments which are highly uncertain and cannot be predicted with confidence. Such developments include the duration of COVID-19 or the extent of any resurgence or variants of COVID-19, the manner in which our guests, suppliers and other third parties respond to COVID-19, including the perception of safety and health measures taken by us, new information which may emerge concerning the severity of COVID-19 and the actions to contain or treat it, as well as general economic conditions and consumer confidence. Accordingly, we cannot reasonably estimate the extent to which COVID-19 will further impact our future financial condition, results of operations and cash flows.
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
In addition, under federal law, gaming on Indian tribal lands is dependent on the permissibility under state law of specific forms of gaming or similar activities, and gaming at Mohegan Sun is dependent on the tribal-state compact between the Mohegan Tribe and the State of Connecticut, as amended. iGaming by Mohegan Digital outside of tribal lands in Connecticut is dependent on recent state gaming legislation and regulations in Connecticut. Adverse decisions or legal actions with respect to gaming legislation, regulations, or the Mohegan Compact may have an adverse effect on our ability to conduct our gaming operations.
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
In other jurisdictions where we operate, own, or manage gaming facilities or have facilities under development, we are similarly subject to applicable laws and regulations whose implementation or enforcement could limit or materially affect the types of gaming we may conduct, the services we may provide or the profitability of our operations.
If we are not able to compete successfully with existing and future competitors, we may not be able to generate sufficient cash flows from our operations to fulfill our financial obligations.
The gaming industry is highly competitive for both customers and employees, including those at the management level. We compete with numerous casinos and hotel casinos of varying quality and size in market areas where our properties are located. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses, including iGaming websites, and could compete with any new forms of gaming that may be legalized in the future. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas. Also, our business may be adversely impacted by the additional gaming and room capacity in places where we operate or intend to operate.
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
A person or entity's ability to enforce its rights against us is limited by our sovereign immunity and that of the Mohegan Tribe, Mohegan Basketball Club, LLC, Mohegan Golf, LLC, Mohegan Ventures-Northwest, LLC, Mohegan Expo Center, LLC, Mohegan Digital, LLC, Mohegan Digital Services, LLC, MGNV Holding, LLC and MGNV, LLC and, to the extent applicable, the Pocono subsidiaries.
Although we, the Mohegan Tribe, Mohegan Basketball Club, LLC, Mohegan Golf, LLC, Mohegan Ventures-Northwest, LLC, Mohegan Expo Center, LLC, Mohegan Digital, LLC, Mohegan Digital Services, LLC, MGNV Holding, LLC and MGNV, LLC and, to the extent applicable, the Pocono subsidiaries, or collectively, the tribal entities, each have sovereign immunity and generally may not be sued without our and their respective consents, a limited waiver of sovereign immunity and consent to suit has been granted in connection with substantially all of our outstanding indebtedness. Each such waiver includes suits against us to enforce our obligation to repay certain outstanding indebtedness. Generally, duly authorized express waivers of sovereign immunity have been held to be enforceable against Indian tribes. In the event that any waiver of sovereign immunity is held to be ineffective, a claimant could be precluded from judicially enforcing its rights and remedies. With limited exceptions, the tribal entities have not waived sovereign immunity for claims under federal or state securities laws and therefore a claimant may not have any remedy based on such claims.

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
We rely upon sophisticated information technology networks, systems and infrastructure, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store sensitive data, including proprietary business information. Despite security measures, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. Likewise, data privacy or security breaches by employees and others with permitted access to our systems, including in some cases third parties to which we may outsource certain business functions, may pose a risk that sensitive data, including intellectual property or personal information, may be exposed to unauthorized persons or to the public. Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise information belonging to us and our patrons and suppliers, and expose us to liability which could adversely impact our business and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm.

An impairment of our intangible assets could adversely affect our financial condition.
In accordance with authoritative guidance issued by the Financial Accounting Standards Board pertaining to intangible assets, we assess our intangible assets at least annually for impairment by comparing their fair value to their carrying value. Fair value is estimated utilizing a discounted cash flow method. As of September 30, 2021, we assessed our intangible assets for impairment and determined that no impairment existed. The evaluation of intangible assets for impairment requires the use of estimates about future cash flows to determine the estimated fair value of the reporting unit. Such estimates are, by their nature, subjective. Actual results may differ materially from our estimates and could result in impairment charges in the future. In the event that the carrying value of our intangible assets exceeds their fair value in a future period, the intangible assets would be impaired and subject to a non-cash write-down, which could have a material adverse impact on our financial condition.

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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.

Property	Location	Opening Year	Casino Square Footage	Slot Machines	Table Games	Hotel Rooms	Food & Beverage and Retail Outlets	Primary Entertainment Venue (Seats)
Owned
Mohegan Sun	Uncasville, CT	1996	300,000	3,850	235	1,560	76	10,000
Mohegan Sun Pocono	Wilkes-Barre, PA	2006	95,000	1,700	65	240	15	1,500
Project Inspire (1)	Incheon, South Korea	2023	260,000	700	150	1,275	70	15,000
Operated/Managed
Niagara Fallsview Casino Resort	Niagara Falls, ON	2004	160,000	3,550	145	370	33	5,000
Casino Niagara	Niagara Falls, ON	1996	70,000	1,450	45	N.A.	4	N.A.
Mohegan Sun Casino Las Vegas	Las Vegas, NV	2021	60,000	600	45	1,500	22	4,500
ilani Casino Resort	La Center, WA	2017	110,000	2,750	75	N.A.	15	2,550
Resorts Casino Hotel (2)	Atlantic City, NJ	1978	80,000	1,400	70	940	22	1,250
			1,135,000	16,000	830	5,885	257	39,800
_________
(1)Estimated.
(2)10% ownership.
N.A.    Not Applicable.

Item 3. Legal Proceedings.
    As previously reported, in August 2019, a gaming operator in a neighboring state filed a lawsuit in federal court in the District of Columbia against the United States Department of the Interior, the Secretary of the Interior and other staff, challenging federal approvals of 2017 amendments to the Mohegan Compact and MOU and substantially similar agreements between the MPT and the State of Connecticut related to a casino project in East Windsor, Connecticut. The Mohegan Tribe, State of Connecticut and MPT subsequently intervened in that lawsuit. In June 2021, that case was voluntarily dismissed by the plaintiff.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
We have not issued or sold any equity securities.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with Item 1. Business and our consolidated financial statements and related notes beginning on page F-1 to this Annual Report on Form 10-K.
For a discussion of our results of operations comparison for the fiscal years ended September 30, 2020 and 2019, refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the Securities and Exchange Commission on December 29, 2020.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including our operations. In March 2020, we temporarily suspended operations at our North American owned, operated and managed properties to ensure the health and safety of our employees, guests and the surrounding communities in which we operate, consistent with directives from various government bodies. Following these closures, we reopened our properties as follows: (i) ilani Casino Resort in May 2020, (ii) Mohegan Sun in June 2020, (iii) Mohegan Sun Pocono in June 2020, (iv) Resorts Casino Hotel in July 2020 and (v) the MGE Niagara Resorts in July 2021. Mohegan Sun Pocono was again temporarily closed from December 12, 2020, through January 3, 2021, due to a resurgence of COVID-19 at that time. In addition, the initial opening of Mohegan Sun Las Vegas was delayed until March 2021.
COVID-19 has had a significant impact on our operations, the full extent of which depends on future developments which are highly uncertain and cannot be predicted with confidence. Such developments include the following:
•the duration of COVID-19 or the extent of any resurgence or variants of COVID-19;
•the manner in which our guests, suppliers and other third parties respond to COVID-19, including the perception of safety and health measures taken by us;
•new information that may emerge concerning the severity of COVID-19 and the actions to contain or treat it;
•general economic conditions; and
•consumer confidence.
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

Results of Operations
Summary Operating Results
    The following table summarizes our results on a segment basis (in thousands):

	For the Fiscal Years Ended September 30,
				Variance	Percentage Variance
	2021	2020	2019	21 vs. 20	21 vs. 20
Net revenues:
Mohegan Sun	$816,376	$715,674	$992,043	$100,702	14.1%
Mohegan Sun Pocono	221,479	181,160	251,054	40,319	22.3%
MGE Niagara Resorts	99,202	180,025	112,525	(80,823)	(44.9)%
Management, development and other	70,009	37,189	33,349	32,820	88.3%
All other	18,780	—	—	18,780	100.0%
Corporate	3,247	741	1,001	2,506	338.2%
Inter-segment	(260)	173	(1,162)	(433)	N.M.
Total	$1,228,833	$1,114,962	$1,388,810	$113,871	10.2%
Income (loss) from operations:
Mohegan Sun	$202,311	$128,449	$156,276	$73,862	57.5%
Mohegan Sun Pocono (1)	32,534	(115,073)	(5,253)	147,607	N.M.
MGE Niagara Resorts	(22,638)	(24,676)	7,368	2,038	8.3%
Management, development and other	17,162	1,585	1,152	15,577	982.8%
All other	(1,534)	—	—	(1,534)	(100.0)%
Corporate	(43,358)	(23,439)	(22,161)	(19,919)	(85.0)%
Inter-segment	(20)	(63)	(920)	43	68.3%
Total	$184,457	$(33,217)	$136,462	$217,674	N.M.
Net income loss attributable to Mohegan Tribal Gaming Authority (1)	$6,731	$(162,155)	$(2,545)	$168,886	N.M.
__________
(1)Includes a $126.6 million impairment charge related to Mohegan Sun Pocono's intangible assets in fiscal 2020 and a $39.5 million impairment charge related to Mohegan Sun Pocono's goodwill in fiscal 2019.
N.M. - Not Meaningful.
The most significant factors and trends that impacted our operating and financial performance in fiscal 2021 were as follows:
•a relatively full fiscal year of operations at most of our properties;
•COVID-19 related capacity restrictions at our properties;
•cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19;
•higher management fees earned;
•higher interest expense; and
•an approximately $24 million non-operating loss on modification and early extinguishment of debt principally related to our January 2021 refinancing transactions.
The most significant factors and trends that impacted our operating and financial performance in fiscal 2020 were as follows:
•the outbreak of COVID-19 and the resulting temporary closures of our properties;
•cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19;
•the acquisition of the MGE Niagara Resorts;
•competitive gaming markets; and
•a $126.6 million impairment charge related to Mohegan Sun Pocono's intangible assets.

Mohegan Sun
Revenues
    Net revenues increased $100.7 million, or 14.1%, to $816.4 million for the fiscal year ended September 30, 2021, compared with $715.7 million in the prior fiscal year. The growth in net revenues primarily resulted from increases in slot and table game revenues driven by higher overall gaming volumes, combined with higher hotel revenues reflecting increased occupancy from casino patrons and higher paying transient guests. These results benefited from a full fiscal year of operations at Mohegan Sun. Mohegan Sun temporarily closed, effective March 18, 2020, following the outbreak of COVID-19, and reopened to the public on June 1, 2020. Net revenues were negatively impacted by various COVID-19 related capacity restrictions at Mohegan Sun, most of which were fully removed on May 19, 2021.
Operating Costs and Expenses
    Operating costs and expenses increased $26.9 million, or 4.6%, to $614.1 million for the fiscal year ended September 30, 2021, compared with $587.2 million in the prior fiscal year. This increase primarily reflected higher overall operating costs and expenses commensurate with the increase in net revenues, partially offset by various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19.
Mohegan Sun Pocono
Revenues
    Net revenues increased $40.3 million, or 22.2%, to $221.5 million for the fiscal year ended September 30, 2021, compared with $181.2 million in the prior fiscal year. The increase in net revenues was primarily driven by higher overall gaming revenues which benefited from a relatively full fiscal year of operations at Mohegan Sun Pocono. The increase in gaming revenues also reflected strong interactive gaming business. Mohegan Sun Pocono temporarily closed, effective March 18, 2020, following the outbreak of COVID-19, and reopened to the public on June 22, 2020. Mohegan Sun Pocono was again temporarily closed from December 12, 2020, through January 3, 2021, due to a resurgence of COVID-19 at that time. Net revenues were negatively impacted by various COVID-19 related capacity restrictions at Mohegan Sun Pocono, most of which were fully removed on May 31, 2021.
Operating Costs and Expenses
Operating costs and expenses decreased $107.3 million, or 36.2%, to $188.9 million for the fiscal year ended September 30, 2021, compared with $296.2 million in the prior fiscal year. This reduction primarily reflected the impact of a $126.6 million impairment charge related to Mohegan Sun Pocono’s various gaming licenses that was recorded in the prior year, combined with various cost saving and expense management initiatives to mitigate the operating and financial impact of COVID-19.
MGE Niagara Resorts
Revenues
    Net revenues decreased $80.8 million, or 44.9%, to $99.2 million for the fiscal year ended September 30, 2021, compared with $180.0 million in the prior fiscal year. These results reflect the temporary closure of the MGE Niagara Resorts, effective March 18, 2020, following the outbreak of COVID-19. The MGE Niagara Resorts reopened to the public on July 23, 2021 under various COVID-19 related capacity restrictions.
Operating Costs and Expenses
    Operating costs and expenses decreased $82.9 million, or 40.5%, to $121.8 million for the fiscal year ended September 30, 2021, compared with $204.7 million in the prior fiscal year. These results reflect reduced overall operating costs and expenses due to the temporary closure of the MGE Niagara Resorts.
Management, Development and Other
Revenues
    Net revenues increased $32.8 million, or 88.2%, to $70.0 million for the fiscal year ended September 30, 2021, compared with $37.2 million in the prior fiscal year. The increase in net revenues was due to higher management fees from ilani Casino Resort driven by strong performance at the property, combined with management fees earned in connection with our prior management agreement with Paragon Casino Resort.

Operating Costs and Expenses
Operating costs and expenses increased $17.2 million, or 48.3%, to $52.8 million for the fiscal year ended September 30, 2021, compared with $35.6 million in the prior fiscal year. The increase in operating costs and expenses was primarily driven by higher pre-opening costs and expenses related to Project Inspire, combined with higher payroll costs.
All Other
Revenues
Net revenues totaled $18.8 million for the fiscal year ended September 30, 2021. These results represent revenues generated by Mohegan Sun Las Vegas, which opened to the public on March 25, 2021.
Operating Costs and Expenses
Operating costs and expenses totaled $20.3 million for the fiscal year ended September 30, 2021. These results represent operating costs and expenses associated with Mohegan Sun Las Vegas.
Corporate
Revenues
Net revenues increased $2.5 million, or 357.1%, to $3.2 million for the fiscal year ended September 30, 2021, compared with $0.7 million in the prior fiscal year. The increase in net revenues was primarily driven by additional revenues generated by our construction group, which managed a construction project at Mohegan Sun on behalf of a third party.
Operating Costs and Expenses
Operating costs and expenses increased $22.4 million, or 92.6%, to $46.6 million for the fiscal year ended September 30, 2021, compared with $24.2 million in the prior fiscal year. This increase was primarily driven by a contract termination charge in connection with a change in our sports betting platform provider, combined with additional construction related expenses and higher payroll and consulting costs.
Other Expenses
Other expenses increased $48.0 million, or 35.4%, to $183.5 million for the fiscal year ended September 30, 2021, compared with $135.5 million in the prior fiscal year. This increase was primarily driven by higher interest expense, net of capitalized interest, combined with a loss on modification and early extinguishment of debt in connection with our January 2021 refinancing transactions.
Interest expense, net of capitalized interest increased $36.9 million, or 27.4%, to $171.8 million for the fiscal year ended September 30, 2021, compared with $134.9 million in the prior fiscal year. The increase in interest expense, net of capitalized interest was due to higher weighted average interest rate and weighted average outstanding debt, combined with the impact of the capitalization of interest related to Project Inspire in the prior fiscal year. Weighted average interest rate was 8.1% for the fiscal year ended September 30, 2021, compared with 6.8% in the prior fiscal year. Weighted average outstanding debt was $2.12 billion for the fiscal year ended September 30, 2021, compared with $2.08 billion in the prior fiscal year.
On January 26, 2021, we completed a series of refinancing transactions, including (i) the entry into a new senior secured credit facility (the “New Senior Secured Credit Facility”), (ii) issuance of new senior secured notes, (iii) prepayment of our prior senior secured credit facilities, (iv) prepayment of our Main Street term loan facility and (v) repayment of the Mohegan Tribe subordinated loan. We incurred $24.0 million in costs in connection with these refinancing transactions. Previously deferred debt issuance costs and debt discounts totaling $23.7 million and new transaction costs of $0.1 million were recorded as a loss on modification and early extinguishment of debt. New debt issuance costs totaling $4.5 million were capitalized and will be amortized over the term of the related debt. The remaining $19.4 million in new debt issuance costs was reflected as debt discount and will be amortized over the term of the related debt.
Liquidity and Capital Resources
Liquidity
As of September 30, 2021 and 2020, we held cash and cash equivalents of $149.8 million and $112.7 million, respectively, of which the MGE Niagara Resorts held $25.1 million and $15.1 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and impairment charges. Inclusive of letters of credit, which reduce borrowing availability, we had $213.7 million of borrowing capacity under our New Senior Secured Credit Facility and line of credit as of September 30, 2021. In addition, inclusive of letters of credit, which reduce borrowing availability, the MGE Niagara Resorts had $38.9 million of borrowing capacity under the MGE Niagara Revolving Facility and MGE Niagara Swingline Facility as of September 30, 2021, based on limitations under the MGE Niagara credit agreement in place at that time due to gaming capacity restrictions.
Material contractual obligations arising in the normal course of business consist primarily of long-term debt and related interest payments, finance and right-of-use operating lease obligations, distributions to the Mohegan Tribe, slot machine operation fee that must be paid to the Pennsylvania Department of Revenue and purchase and other contractual obligations. Refer to our consolidated financial statements and related notes beginning on page F-1 to this Annual Report on Form 10-K for additional information.
Cash provided by operating activities increased $179.6 million, or 372.6%, to $227.8 million for the fiscal year ended September 30, 2021, compared with $48.2 million in the prior fiscal year. The increase in cash provided by operating activities was driven by a significant reduction in working capital requirements, combined with higher net income after factoring in non-cash items.
Cash used in investing activities declined $124.1 million, or 71.6%, to $49.3 million for the fiscal year ended September 30, 2021, compared with $173.4 million in the prior fiscal year. The decline in cash used in investing activities primarily reflected lower capital expenditures, combined with the impact of an investment in Mohegan Hotel Holding, LLC, in the prior fiscal year.
Cash used in financing activities increased $142.0 million, or 986.1%, to $156.4 million for the fiscal year ended September 30, 2021, compared with $14.4 million in the prior fiscal year. These results reflect reduced borrowings, combined with the payment of transaction costs associated with our January 2021 refinancing transactions.
New Senior Secured Credit Facility Financial Covenants
On January 26, 2021, we entered into our New Senior Secured Credit Facility, which, among other things, established the financial covenants described below:
Fixed Charge Coverage Ratio (as defined under the New Senior Secured Credit Facility) shall not be less than:

Fiscal Quarters Ending:
September 30, 2021 and December 31, 2021	1.00:1.00
March 31, 2022 and each fiscal quarter ending thereafter	1.15:1.00
Total Leverage Ratio (as defined under the New Senior Secured Credit Facility) shall not be greater than:

Fiscal Quarters Ending:
September 30, 2021	8.00:1.00
December 31, 2021	7.25:1.00
March 31, 2022	6.75:1.00
June 30, 2022 and each fiscal quarter ending thereafter	6.50:1.00

Senior Secured Leverage Ratio (as defined under the New Senior Secured Credit Facility) shall not be greater than:

Fiscal Quarters Ending:
September 30, 2021	5.75:1.00
December 31, 2021	5.25:1.00
March 31, 2022	4.75:1.00
June 30, 2022 and each fiscal quarter ending thereafter	4.50:1.00
Sufficiency of Resources
    We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, finance and right-of-use operating lease obligations, distributions to the Mohegan Tribe, capital expenditures and working capital requirements for the next twelve months; however, we can provide no assurance in this regard. Please refer to Part I. Item 1A. Risk Factors to this Annual Report on Form 10-K for further details regarding risks relating to our sufficiency of resources.

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Actual amounts could differ from those estimates.
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
A 1% reduction in the estimated revenue growth rate would decrease the fair value of Mohegan Sun Pocono’s intangible assets by approximately $11 million and a 1% increase in the discount rate would decrease the fair value of Mohegan Sun Pocono’s intangible assets by approximately $40 million.
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
Revenues from Casino Operating and Services Agreement
We operate the MGE Niagara Resorts under the terms of a Casino Operating and Services Agreement. Pursuant to the laws of Canada and Ontario, the Ontario Lottery and Gaming Corporation (the “OLG”) retains legal authority to conduct and manage lottery schemes on behalf of the Ontario government. We are acting as a service provider to the OLG under the Casino Operating and Services Agreement and, therefore, recognize gaming revenues net of amounts due to the OLG. We retain all non-gaming revenues and recognize these amounts on a gross basis. The Casino Operating and Services Agreement represents a series of distinct goods and services and, therefore, is deemed to be a single performance obligation. The transaction price under the Casino Operating and Services Agreement includes both fixed and variable consideration. The fixed consideration is comprised of an annual service provider fee and additional consideration for permitted capital expenditures up to an annual cap. The fixed consideration is recognized as revenue on a straight line basis over the term of the Casino Operating and Services Agreement. The variable consideration consists of 70% of Gaming Revenues (as defined under the Casino Operating and Services Agreement), in excess of a guaranteed annual minimum amount payable to the OLG (the “Threshold”). Annual Threshold amounts are contractually established and vary from year to year. If gaming revenues are less than the Threshold for any given year, we are obligated to make a payment to cover the related shortfall. The variable consideration is recognized as revenue as services are rendered under the terms of the Casino Operating and Services Agreement. We measure our progress in satisfying this performance obligation based on the output method, which aligns with the benefits provided to the OLG. Projected revenues are estimated based on the most likely amount within a range of possible outcomes to the extent that a significant reversal in the amount of cumulative revenues recognized is not probable of occurring. The difference between revenues recognized and cash received is recorded as an asset or a liability. In the event an asset is recorded, such asset is assessed at least annually for impairment. On June 18, 2021, the Casino Operating and Services Agreement was amended to provide for, among other things, a three-year replacement of the annual Threshold, subject to certain conditions, with a fixed revenue share percentage. The annual Threshold may be reinstated at any time during this three-year period under certain conditions specified in the amended Casino Operating and Services Agreement.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of September 30, 2021, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest on the basis of base rate or Eurodollar rate formulas, plus applicable rates, as defined under the credit facilities.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
    The following table presents information about our debt obligations as of September 30, 2021 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were based on quoted market prices or prices of similar instruments as of September 30, 2021.

	Expected Maturity Date by Fiscal Year
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Liabilities (in thousands)
Long-term debt obligations, including current portions (1):
Fixed rate	$23,461	$23,135	$15,970	$500,025	$1,175,720	$392	$1,738,703	$1,786,117
Average interest rate	—	—	—	7.9%	8.0%	—	7.7%
Variable rate	$57,029	$33,558	$112,018	$—	$—	$31,468	$234,073	$233,425
Average interest rate (2)	4.2%	4.7%	5.4%	—	—	8.0%	5.1%
 __________
(1)Excludes unamortized debt issuance costs and discounts.
(2)A 100-basis point change in average interest rate would impact annual interest expense by approximately $2.3 million.

Item 8. Financial Statements and Supplementary Data.
Our consolidated financial statements and notes thereto, referred to in Item 15(a)(1) of this Annual Report on Form 10-K, are filed as part of this report and appear in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, our management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “2013 Internal Control-Integrated Framework.”

Based on this assessment, management concluded that, as of September 30, 2021, our internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a non-accelerated filer.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We are governed by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Mohegan Tribe. Any change in the composition of the Mohegan Tribal Council results in a corresponding change in our Management Board. As of the date of this filing, the members of the Management Board and their terms are as follows: Patricia A. LaPierre, Joseph M. Soper, Thayne D. Hutchins, Jr. and John G. Harris are each serving terms expiring in October 2023, while Ralph James Gessner, Jr., Sarah E. Harris, William Quidgeon, Jr., Kenneth Davison and Mark F. Brown are each serving terms expiring in October 2025. Members of the Mohegan Tribal Council are elected by the registered voters of the Mohegan Tribe through competitive general elections. Vacancies on the Mohegan Tribal Council, to the extent they arise, are likewise filled by similar special elections. Upon expiration of Mohegan Tribal Council members' terms, registered voters of the Mohegan Tribe may re-elect current Mohegan Tribal Council members who choose to run for re-election or elect new Mohegan Tribal Council members. Incumbent members of the Mohegan Tribal Council do not nominate or otherwise identify candidates for election. Accordingly, the Mohegan Tribal Council and Management Board do not screen candidates for election nor do they maintain a nominating committee. The terms of office of our named executive officers, and the periods during which they have served as such, are described in Part III. Item 11. Executive Compensation to this Annual Report on Form 10-K.
Management Board and Named Executive Officers
The following table presents data related to the members of the Management Board and our named executive officers, as of the date of this filing:

Name	Age	Position
Ralph James Gessner, Jr.	52	Chairman and Member, Management Board
Sarah E. Harris	43	Vice Chairwoman and Member, Management Board
Patricia A. LaPierre	70	Recording Secretary and Member, Management Board (1)
Joseph M. Soper	42	Corresponding Secretary and Member, Management Board (1)
Thayne D. Hutchins, Jr.	50	Treasurer and Member, Management Board (1)
William Quidgeon, Jr.	59	Member, Management Board
John G. Harris	67	Member, Management Board
Kenneth Davison	58	Member, Management Board
Mark F. Brown	64	Member, Management Board
Raymond Pineault	55	Chief Executive Officer
Carol K. Anderson	46	Chief Financial Officer
Jody Madigan	50	Chief Operating Officer
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
Kenneth Davison—Mr. Davison was first seated on the Mohegan Tribal Council and Management Board in March 2020. Mr. Davison was previously a lawyer focusing on consumer law. He also has a background in finance having served as the Finance and Logistics Manager at The HALO Trust and as an independent Finance Consultant. Mr. Davison is also a retired officer of the United States Army Reserve and the Connecticut National Guard. Mr. Davison holds a Law Degree from Arizona Summit Law School and a Bachelor of Science in Finance from the University of Connecticut.
Mark F. Brown—Mr. Brown was most recently seated on the Mohegan Tribal Council and Management Board in October 2021. Mr. Brown previously served on the Mohegan Tribal Council and Management Board from December 2019 to March 2020 and from October 1995 to October 2019. He served as Chairman of the Mohegan Tribal Council and Management Board from October 2000 until October 2005. Mr. Brown also served as the Mohegan Tribe's historian and was instrumental in the Mohegan Tribe's pursuit of federal recognition.
    Raymond Pineault—Mr. Pineault was appointed Chief Executive Officer of the Company on May 27, 2021, after stepping in as its interim Chief Executive Officer on March 31, 2021. Mr. Pineault previously served as the Company's Chief Operating Officer since July 2020 and as its Regional President since January 2020. Prior to that, he served as President and General Manager of the Company's flagship property, Mohegan Sun, since April 2015. He joined the Company in 2005 as Senior Vice President of Administration at Mohegan Sun. Mr. Pineault holds a Bachelor of Science in Psychology from the University of Connecticut.
Carol K. Anderson—Ms. Anderson was appointed Chief Financial Officer of the Company on March 15, 2021 after serving as a consultant to the Company since December 2020. Previously, Ms. Anderson held positions of increasing responsibility at Scientific Games Corporation, including Vice President - Associate General Counsel, Corporate Securities from July 2015 to April 2017, Vice President - Corporate Treasury and Associate General Counsel from April 2017 to March 2019 and Senior Vice President - Treasury, Capital Markets and Associate General Counsel from March 2019 to May 2020. Ms. Anderson holds a Bachelor of Arts in Political Science from Syracuse University and a Juris Doctor from Boston College Law School.
Jody Madigan—Mr. Madigan was appointed Chief Operating Officer of the Company on September 2, 2021. Prior to his employment with the Company, Mr. Madigan served as the General Manager of Paragon Casino Resort from April 2018 to June 2021. Prior to that, Mr. Madigan served as Vice President of Strategic Execution and Business Development for Seneca Gaming Corporation from September 2016 to January 2018. He previously served as Assistant General Manager for Mountaineer Casino, Racetrack & Resort from July 2014 to August 2016 and as President and General Manager for Casino Miami from June 2013 to June 2014.

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
Elements of Compensation
Compensation offered to our named executive officers, or NEOs, primarily consists of annual compensation in the form of base salaries and employee benefits/perquisites. We also offer our NEOs cash-based incentive opportunities. In addition, we offer our NEOs the opportunity to defer all or a portion of their annual compensation under a deferred compensation plan, or DCP, and to participate in the Mohegan Retirement and 401(k) Plan, both of which are sponsored by the Mohegan Tribe. The following presents additional information relating to the elements of compensation offered to our NEOs for the fiscal year ended September 30, 2021:
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
Employee Benefits
Our NEOs receive certain employee benefits, including health insurance, dental and vision coverage, prescription drug plans, long-term disability insurance, life and accidental death and dismemberment insurance and flexible spending accounts. As of September 30, 2021, our NEOs were also provided the opportunity to receive discretionary employer-matching 401(k) contributions of 50%, up to the first 3% of their eligible compensation contributed under the Mohegan Retirement and 401(k) Plan.
Incentive Compensation
We also have a discretionary incentive compensation plan covering certain of our employees. As it pertains to our NEOs, the plan generally sets aside approximately 25% of our Adjusted EBITDA in excess of a target established prior to the beginning of the fiscal year as part of our budgeting process. Adjusted EBITDA eliminates certain items from net income, such as interest, taxes, depreciation, amortization, pre-opening and non-recurring charges. Adjusted EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America, or US GAAP. However, we have historically evaluated our operating performance with the non-US GAAP measure Adjusted EBITDA. Under the plan, the base incentive compensation target for our NEOs is generally set at 35% of base salary, with a maximum payout of 52.5% of base salary. For the fiscal year ended September 30, 2021, the payout rate to our eligible NEOs was approximately 33%. For the fiscal year ended September 30, 2020, Adjusted EBITDA did not exceed our established targets and, as such, no incentive compensation was paid to our NEOs. For the fiscal year ended September 30, 2019, Adjusted EBITDA for certain business segments exceeded our established targets, however, the Compensation Committee elected not to pay any incentive compensation.
Compensation Committee Report
Our nine-member Management Board serves as our Compensation Committee. The Management Board met with us to review and discuss the preceding Compensation Discussion and Analysis. Based on such review and discussion, the Management Board approved this Compensation Discussion and Analysis and authorized its inclusion in this Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
Management Board
The members of the Management Board, as of the date of this filing, are as follows: Ralph James Gessner, Jr., Sarah E. Harris, Patricia A. LaPierre, Joseph M. Soper, Thayne D. Hutchins, Jr., William Quidgeon, Jr., John G. Harris, Kenneth Davison and Mark F. Brown.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Base Salary	Cash Bonus	Non-Equity Incentive Compensation	All Other Compensation (5)	Total
Raymond Pineault (1)	2021	$883,667	325,493	—	4,959	$1,214,119
Chief Executive Officer	2020	$679,650	—	—	4,965	$684,615

Carol K. Anderson (2)	2021	$311,767	270,296	—	158	$582,221
Chief Financial Officer

Jody Madigan (3)	2021	$34,615	50,000	—	—	$84,615
Chief Operating Officer

Mario C. Kontomerkos (4)	2021	$691,764	—	—	528,083	$1,219,847
Former Chief Executive Officer	2020	$948,598	—	—	690	$949,288
	2019	$1,049,825	—	—	714	$1,050,539
 _________
(1)Appointed Chief Executive Officer on May 27, 2021. Served as interim Chief Executive Officer from March 31, 2021 to May 26, 2021. Served as Chief Operating Officer from July 17, 2020 to March 30, 2021.
(2)Commenced employment on March 15, 2021.
(3)Commenced employment on September 2, 2021.
(4)Ceased employment on March 31, 2021.
(5)Amounts reported in this column are comprised of the following:
All Other Compensation Details

Name	Fiscal Year	401(k) (1)	Long-Term Disability (2)	Post-Employment Payout (3)	Total
Raymond Pineault	2021	$4,275	684	—	$4,959
	2020	$4,275	690	—	$4,965

Carol K. Anderson	2021	$—	158	—	$158

Jody Madigan	2021	$—	—	—	$—

Mario C. Kontomerkos	2021	$—	342	527,741	$528,083
	2020	$—	690	—	$690
	2019	$—	714	—	$714
________
(1)Employer-matching 401(k) contributions.
(2)Premium payments on long-term disability policies.
(3)Payments pertaining to post-employment benefits.

Non-Qualified Deferred Compensation
We offer our NEOs the opportunity to participate in the DCP. The DCP is a non-qualified plan that allows our executives the opportunity to defer all or a portion of their annual compensation. We do not make contributions to the DCP on behalf of our NEOs. None of our NEOs participate in the DCP.
Mohegan Benefit Plan
We offer our NEOs the opportunity to participate in the Mohegan Benefit Plan. The Mohegan Benefit Plan is sponsored by the Mohegan Tribe for the benefit of participants who authorize the purchase of life insurance policies as a means of providing certain life insurance benefits to the participants and their spouses as joint insured. For the fiscal years ended September 30, 2021, 2020 and 2019, contributions to the Mohegan Benefit Plan on behalf of Mr. Pineault totaled $200,507, $67,831 and $0, respectively. Ms. Anderson and Mr. Madigan do not participate in the Mohegan Benefit Plan.
Potential Payments and Benefits upon Termination or Change in Control
The following table presents potential payments to our NEOs in the event of a termination of employment, based on the terms of their employment agreements, as described below. Due to our sovereignty, potential payments upon change in control are not included within the table below, as these are not applicable. The amounts presented represent our estimate of potential payments to our NEOs upon their termination, assuming, in each case, that termination occurred on September 30, 2021, the last day of fiscal 2021. Actual payments can only be determined at the time of each NEO's separation from the Company.

	Base Salary	Medical Benefits	Other Payment	Total
Raymond Pineault
Termination without cause (1)	$1,030,000	25,047	25,000	$1,080,047
Termination due to medical disability (3)	$515,000	12,524	—	$527,524
Change of Control	$—	—	—	$—

Carol K. Anderson
Termination without cause (2)	$618,000	17,219	—	$635,219
Termination due to medical disability (3)	$309,000	8,610	—	$317,610
Change of Control	$—	—	—	$—

Jody Madigan
Termination without cause (2)	$600,000	25,047	—	$625,047
Termination due to medical disability (3)	$300,000	12,524	—	$312,524
Change of Control	$—	—	—	$—
  __________
(1)Under Mr. Pineault's employment agreement, upon termination without cause, we are required to continue to pay his base salary for 12 months and a $25,000 relocation benefit and provide medical benefits for a period of one year following such termination.
(2)Under each of Ms. Anderson’s and Mr. Madigan’s employment agreements, upon termination without cause, we are required to pay their base salary for 12 months and provide medical benefits for a period of one year following such termination.
(3)Under each NEO's employment agreement, upon termination due to medical disability, we are required to continue to pay their base salary and provide medical benefits for a period of 180 days; thereafter, if we choose to suspend their employment or they are deemed permanently disabled, we are required to provide disability insurance coverage per our disability insurance program.

Executive Employment Agreements
    Mr. Pineault. Mr. Pineault’s employment agreement commenced effective May 27, 2021. The agreement provides for a base annual salary of $1,000,000, subject to annual increases. Mr. Pineault is also entitled to participate in our discretionary incentive compensation plan, provided that for fiscal 2021, Mr. Pineault will remain eligible for incentive compensation payable under his prior employment agreement. In accordance with Mr. Pineault’s prior employment agreement, his new employment agreement has no specified term. The agreement provides that if Mr. Pineault is terminated for cause, as defined under his agreement, or if Mr. Pineault voluntarily terminates his employment, he will not be entitled to any further compensation from and after the termination date. If Mr. Pineault is terminated other than for cause, he will be entitled, among other things, to receive his base annual salary from the termination date through 12 months from the termination date.
    Ms. Anderson. Ms. Anderson’s employment agreement commenced as of March 15, 2021. The agreement provides for a base annual salary of $600,000, subject to annual increases, and a sign-on payment in the amount of $175,000 allocated over the first two years of employment. Ms. Anderson is also entitled to participate in our discretionary incentive compensation plan. The agreement is subject to automatic renewals for additional one-year terms unless either party provides notice, at least six months prior to the end of the initial three-year term or any renewal terms, of an intention not to renew or otherwise terminate the agreement. The agreement provides that if Ms. Anderson is terminated for cause, as defined under her agreement, or if Ms. Anderson voluntarily terminates her employment, she will not be entitled to any further compensation from and after the termination date. If Ms. Anderson is terminated other than for cause, she will be entitled, among other things, to receive her base annual salary from the termination date through 12 months from the termination date.
Mr. Madigan. Mr. Madigan’s employment agreement commenced as of August 30, 2021. The agreement provides for a base annual salary of $600,000, subject to annual increases, and a sign-on payment in the amount of $50,000. Mr. Madigan is also entitled to participate in our discretionary incentive compensation plan. In addition, Mr. Madigan is eligible for an additional bonus for fiscal 2022 in an amount of between $50,000 and $100,000 based on a sliding-scale EBITDA achievement target. The agreement is subject to automatic renewals for additional one-year terms unless either party provides notice, at least six months prior to the end of the initial term of March 31, 2025 or any renewal terms, of an intention not to renew or otherwise terminate the agreement. The agreement provides that if Mr. Madigan is terminated for cause, as defined under his agreement, or if Mr. Madigan voluntarily terminates his employment, he will not be entitled to any further compensation from and after the termination date. If Mr. Madigan is terminated other than for cause, he will be entitled, among other things, to receive his base annual salary from the termination date through 12 months from the termination date.

CEO Pay Ratio
    We calculated our CEO Pay Ratio, or the ratio of the pay of our Chief Executive Officer to that of our median employee, as permitted under Securities and Exchange Commission rules. To determine the compensation for our median employee, we included the base salary of employees employed by us during the fiscal year ended September 30, 2021, excluding our Chief Executive Officer. For full-time and part-time employees, we annualized their hourly pay rates, and, for seasonal and on-call employees, we utilized payroll compensation consistent with what would have been reported on each employee's W-2, Box 1 as of September 30, 2021. Based on the above, for fiscal 2021, our Chief Executive Officer's base salary was $883,667 and our median employee's compensation was $29,120, resulting in a CEO Pay Ratio of approximately 30:1.
Compensation of Management Board
The following table presents data related to compensation of members of the Management Board, as of the date of this filing, for the fiscal year ended September 30, 2021.

Name	Compensation	Other (1)	Total
Ralph James Gessner, Jr.	$216,687	297	$216,984
Sarah E. Harris	$194,629	234	$194,863
Patricia A. LaPierre	$159,957	142	$160,099
Joseph M. Soper	$159,957	219	$160,176
Thayne D. Hutchins, Jr.	$127,597	175	$127,772
William Quidgeon, Jr.	$159,957	219	$160,176
John G. Harris	$157,478	140	$157,618
Kenneth Davison	$157,478	216	$157,694
Kathleen M. Regan-Pyne (2)	$159,957	192	$160,149
Mark F. Brown (3)	$—	—	$—
__________
(1)Premium payments on life insurance policies owned by each member.
(2)Term expired on October 3, 2021.
(3)Term commenced on October 4, 2021.
Members of the Management Board are paid annual salaries by the Mohegan Tribe for their services as members of the Mohegan Tribal Council. Due to the dual roles of these individuals in our governance and the Mohegan Tribe's, we are obligated to fund a portion of their compensation pursuant to an arrangement established at the time of Mohegan Sun's inception. For the fiscal year ended September 30, 2021, we were obligated to fund 60% of each member's annual compensation. This allocation was determined based on the amount of time members acted in their capacity as the Management Board as opposed to their capacity as the Mohegan Tribal Council. We believe that members' activities in fiscal 2022 will be consistent with their fiscal 2021 activities and, as such, we expect to fund 60% of their fiscal 2022 compensation.
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
Transactions between the Company and the Company’s Subsidiaries and the Mohegan Tribe
    Please refer to Part IV. Note 12—Related Party Transactions to this Annual Report on Form 10-K.
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

Item 14. Principal Accounting Fees and Services.
    The following table presents the aggregate fees paid or accrued for professional services rendered by Deloitte & Touche LLP:

	Fiscal 2021	Fiscal 2020
Audit fees (1)	$1,495,950	$1,102,600
Tax fees	217,250	243,600
Total	$1,713,200	$1,346,200
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

PART IV

Item 15. Exhibit and Financial Statement Schedules.
A(1). Financial Statements
The following financial information appear in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2021 and 2020	F-4

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2021, 2020 and 2019	F-5

Consolidated Statements of Changes in Capital of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2021, 2020 and 2019	F-6

Consolidated Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2021, 2020 and 2019	F-7

Notes to Consolidated Financial Statements of the Mohegan Tribal Gaming Authority	F-9

A(2). Financial Statement Schedules
The following schedule appears on page S-1 in this Annual Report on Form 10-K and is incorporated by reference herein:
Schedule II—Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 2021, 2020 and 2019.
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

4.3*
Waiver, dated as of June 11, 2020, by and among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on June 18, 2020 and incorporated by reference herein).

4.4*
Indenture, dated as of January 26, 2021, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the 8.000% Second Priority Senior Secured Notes due 2026 (filed as Exhibit 4.1 to the Mohegan Tribal Gaming Authority's Form 8-K, filed with the SEC on January 27, 2021 (the “January 2021 Form 8-K”) and incorporated by reference herein).

4.5*
First Supplemental Indenture, dated as of July 23, 2021, among Mohegan Digital, LLC and Mohegan Digital Services, LLC, the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and U.S. Bank National Association, as trustee, relating to the 8.000% Second Priority Senior Secured Notes due 2026 (filed as Exhibit 4.1 to the Mohegan Tribal Gaming Authority’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed with the SEC on August 12, 2021 (the “June 30, 2021 Form 10-Q”) and incorporated by reference herein).

4.6*
First Supplemental Indenture, dated as of July 23, 2021, among Mohegan Digital, LLC and Mohegan Digital Services, LLC, the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and U.S. Bank National Association, as trustee, relating to the 7.875% Senior Notes due 2024 (filed as Exhibit 4.2 to the June 30, 2021 Form 10-Q and incorporated by reference herein).

4.7*
Second Supplemental Indenture, dated as of November 1, 2021, among MGNV Holding, LLC and MGNV, LLC, the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and U.S. Bank National Association, as trustee, relating to the 8.000% Second Priority Senior Secured Notes due 2026 (filed herewith).

4.8*
Second Supplemental Indenture, dated as of November 1, 2021, among MGNV Holding, LLC and MGNV, LLC, the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and U.S. Bank National Association, as trustee, relating to the 7.875% Senior Notes due 2024 (filed herewith).

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

10.12*
Credit Agreement, dated as of January 26, 2021, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Citizens Bank, N.A. as administrative agent, and the other lenders and financial institutions party thereto (filed as Exhibit 10.1 to the January 2021 Form 8-K and incorporated by reference herein).**

10.13*
Employment agreement, effective March 15, 2021, by and between the Mohegan Tribal Gaming Authority and Carol K. Anderson (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority's Form 8-K, filed with the SEC on March 18, 2021 and incorporated by reference herein).***

10.14*
Amended and Restated Credit Agreement, dated as of July 14, 2021, among MGE Niagara Entertainment Inc., the lenders named therein, Bank of Montreal, as Administrative Agent, and the other parties thereto (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority's Form 8-K, filed with the SEC on July 20, 2021 and incorporated by reference herein).**

10.15*
Employment agreement, effective August 30, 2021, by and between the Mohegan Tribal Gaming Authority and Jody Madigan (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on September 9, 2021 and incorporated by reference herein).***

10.16*
Agreement between The Mohegan Tribe of Indians of Connecticut and the State of Connecticut dated July 26, 2021 (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority's Form 8-K, filed with the SEC on September 28, 2021 (the “September 2021 Form 8-K”) and incorporated by reference herein).

10.17*
Memorandum of Understanding between The Mohegan Tribe of Indians of Connecticut and the State of Connecticut dated July 26, 2021 (filed as Exhibit 10.2 to the September 2021 Form 8-K and incorporated by reference herein).

10.18*
Employment Agreement, dated as of October 20, 2021, and effective as of May 27, 2021, by and between the Mohegan Tribal Gaming Authority and Raymond Pineault (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority's Form 8-K/A, filed with the SEC on October 26, 2021 and incorporated by reference herein).***

10.19*
Loan Agreement, dated September 24, 2021, among Inspire Integrated Resort Co., Ltd., the lenders named therein, Kookmin Bank Co., Ltd. as Facility Agent, and the other parties thereto (filed herewith).**

10.20*
Secured Term Loan Facility, dated November 4, 2021, among MGE Korea Limited, the financial institutions named therein, Serica Agency Limited as Facility Agent and Security Agent, and the other parties thereto (filed herewith).**

10.21*	Warrant Agreement, dated November 4, 2021, by and among MGE Korea Holding III Limited, BCC Inspire Aggregator, L.P., Royale SS II Ltd., and the other parties thereto (filed herewith).**

21.1*
Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Mohegan Tribal Gaming Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 29, 2020 and incorporated by reference herein).

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

Item 16. Form 10-K Summary.
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Mohegan Tribal Gaming Authority has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on December 16, 2021.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/S/ RALPH JAMES GESSNER JR.
Ralph James Gessner Jr. Chairman, Management Board
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 16, 2021.

SIGNATURE	TITLE

/S/ RALPH JAMES GESSNER JR.	Chairman and Member, Management Board
Ralph James Gessner Jr.

/S/ SARAH E. HARRIS	Vice Chairwoman and Member, Management Board
Sarah E. Harris

/S/ RAYMOND PINEAULT	Chief Executive Officer, Mohegan Tribal Gaming Authority
Raymond Pineault	(Principal Executive Officer)

/S/ CAROL K. ANDERSON	Chief Financial Officer, Mohegan Tribal Gaming Authority
Carol K. Anderson	(Principal Financial and Accounting Officer)

/S/ PATRICIA A. LAPIERRE	Recording Secretary and Member, Management Board
Patricia A. LaPierre

/S/ JOSEPH M. SOPER	Corresponding Secretary and Member, Management Board
Joseph M. Soper

/S/ THAYNE D. HUTCHINS JR.	Treasurer and Member, Management Board
Thayne D. Hutchins Jr.

/S/ WILLIAM QUIDGEON JR.	Member, Management Board
William Quidgeon Jr.

/S/ JOHN G. HARRIS	Member, Management Board
John G. Harris

/S/ KENNETH DAVISON	Member, Management Board
Kenneth Davison

/S/ MARK F. BROWN	Member, Management Board
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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2021 and 2020	F-4

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2021, 2020 and 2019	F-5

Consolidated Statements of Changes in Capital of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2021, 2020 and 2019	F-6

Consolidated Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2021, 2020 and 2019	F-7

Notes to Consolidated Financial Statements of the Mohegan Tribal Gaming Authority	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of Mohegan Tribal Gaming Authority:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mohegan Tribal Gaming Authority and subsidiaries (the "Company") as of September 30, 2021 and 2020, the related consolidated statements of income (loss) and comprehensive income (loss), changes in capital, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and the schedule as listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Other Intangible Assets — Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
The Company's gaming licenses are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of each gaming license to its carrying value. The Company assesses the fair value of its gaming licenses using an income approach, which estimates the fair value using forecasted excess earnings after the discount rate is applied. The key inputs in determining the fair value, among others, include projected revenue, EBITDA, and discount rates. As of September 30, 2021, the carrying value of the gaming licenses are $172 million.

Auditing the fair value of the Company’s gaming licenses involved a high degree of subjectivity in evaluating whether management’s estimates and assumptions of projected revenue and EBITDA and the selection of the discount rates used to derive the fair value were reasonable, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future revenue and EBITDA included the following, among others:
•We evaluated management’s ability to accurately forecast future revenues and operating cash flows by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s revenue and EBITDA by:
◦Comparing to historical results.
◦Comparing to Internal communications to management and the Board of Directors.
◦Comparing to forecasted information included in the Company’s press release as well as in analyst and industry reports for the Company and certain of its peer companies.
◦Considering the impact of changes in the regulatory environment on management’s projections.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by:
◦Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculations.
◦Developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
December 16, 2021

We have served as the Company’s auditor since 2018.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2021	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$149,822	$112,665
Restricted cash and cash equivalents	5,259	934
Accounts receivable, net of allowance for doubtful accounts of $19,367 and $16,313, respectively	40,772	43,602
Inventories	18,455	16,773
Due from Ontario Lottery and Gaming Corporation	16,711	2,854
Casino Operating and Services Agreement customer contract asset	32,665	24,843
Other current assets	56,466	46,362
Total current assets	320,150	248,033
Restricted cash and cash equivalents	9,616	28,470
Property and equipment, net	1,531,619	1,498,047
Right-of-use operating lease assets	362,008	408,434
Other intangible assets, net	327,255	327,841
Casino Operating and Services Agreement customer contract asset, net of current portion	87,262	104,405
Notes receivable	2,514	2,514
Other assets, net	89,453	89,444
Total assets	$2,729,877	$2,707,188
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$80,276	$75,355
Current portion of finance lease obligations	5,836	2,802
Current portion of right-of-use operating lease obligations	9,616	19,939
Trade payables	23,675	22,469
Accrued payroll	53,352	32,705
Construction payables	53,120	40,932
Accrued interest payable	37,546	26,349
Due to Ontario Lottery and Gaming Corporation	22,253	25,405
Other current liabilities	159,802	157,910
Total current liabilities	445,476	403,866
Long-term debt, net of current portion	1,858,478	1,894,655
Finance lease obligations, net of current portion	109,189	28,209
Right-of-use operating lease obligations, net of current portion	410,090	411,698
Accrued payroll	3,529	3,978
Other long-term liabilities	36,357	32,771
Total liabilities	2,863,119	2,775,177
Commitments and Contingencies
Capital:
Retained deficit	(133,087)	(75,692)
Accumulated other comprehensive income (loss)	(2,065)	223
Total capital attributable to Mohegan Tribal Gaming Authority	(135,152)	(75,469)
Non-controlling interests	1,910	7,480
Total capital	(133,242)	(67,989)
Total liabilities and capital	$2,729,877	$2,707,188

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019
Revenues:
Gaming	$910,378	$799,647	$936,412
Food and beverage	73,631	103,678	157,544
Hotel	84,307	69,113	97,235
Retail, entertainment and other	160,517	142,524	197,619
Net revenues	1,228,833	1,114,962	1,388,810
Operating costs and expenses:
Gaming, including related party transactions of $1,513, $2,265 and $2,809, respectively	470,723	444,875	551,738
Food and beverage	63,414	91,662	123,814
Hotel, including related party transactions of $8,644, $8,644 and $8,645, respectively	36,097	35,578	42,476
Retail, entertainment and other	38,390	54,020	93,335
Advertising, general and administrative, including related party transactions of $35,155, $28,873 and $43,826, respectively	231,084	226,588	223,716
Corporate, including related party transactions of $6,761, $7,221 and $5,825, respectively	61,301	44,177	45,880
Depreciation and amortization	105,335	109,067	122,657
Impairment of Mohegan Sun Pocono's intangible assets	—	126,596	—
Impairment of Mohegan Sun Pocono's goodwill	—	—	39,459
Other, net	38,032	15,616	9,273
Total operating costs and expenses	1,044,376	1,148,179	1,252,348
Income (loss) from operations	184,457	(33,217)	136,462
Other income (expense):
Interest income	123	1,754	6,803
Interest expense, net of capitalized interest	(171,844)	(134,925)	(144,130)
Loss on modification and early extinguishment of debt, net	(21,793)	(2,888)	—
Other, net	10,057	566	(482)
Total other expense	(183,457)	(135,493)	(137,809)
Income (loss) before income tax	1,000	(168,710)	(1,347)
Income tax benefit (provision)	6,353	6,694	(1,029)
Net income (loss)	7,353	(162,016)	(2,376)
Income attributable to non-controlling interests	(622)	(139)	(169)
Net income (loss) attributable to Mohegan Tribal Gaming Authority	6,731	(162,155)	(2,545)
Comprehensive income (loss):
Foreign currency translation adjustment	(929)	7,303	(18,666)
Other	17	(48)	31
Other comprehensive income (loss)	(912)	7,255	(18,635)
Other comprehensive (income) loss attributable to non-controlling interests	(1,376)	(399)	940
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	(2,288)	6,856	(17,695)
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$4,443	$(155,299)	$(20,240)

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	Retained Earnings (Deficit)	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Capital Attributable to Mohegan Tribal Gaming Authority	Non-controlling Interests	Total Capital
Balance, September 30, 2018	$250,707	$—	$11,062	$261,769	$9,025	$270,794
Cumulative-effect adjustment for the adoption of ASC 606 "Revenue from Contracts with Customers"	(41,575)	—	—	(41,575)	—	(41,575)
Net income (loss)	(2,545)	—	—	(2,545)	169	(2,376)
Foreign currency translation adjustment	—	—	(17,726)	(17,726)	(940)	(18,666)
Distributions to Mohegan Tribe	(60,000)	—	—	(60,000)	—	(60,000)
Distributions to Mohegan Tribe related to the Cowlitz Project	(730)	—	—	(730)	—	(730)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(120)	—	—	(120)	—	(120)
Redemption of Mohegan Tribe membership interest related to the Cowlitz Project	(4,114)	—	—	(4,114)	(5,886)	(10,000)
Redemption of membership interest related to the New England Black Wolves franchise	(4,499)	—	—	(4,499)	4,574	75
Other	—	—	31	31	—	31
Balance, September 30, 2019	137,124	—	(6,633)	130,491	6,942	137,433
Net income (loss)	(162,155)	—	—	(162,155)	139	(162,016)
Foreign currency translation adjustment	—	—	6,904	6,904	399	7,303
Contribution from Mohegan Tribe	10,000	—	—	10,000	—	10,000
Distributions to Mohegan Tribe	(60,000)	—	—	(60,000)	—	(60,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(661)	—	—	(661)	—	(661)
Other	—	—	(48)	(48)	—	(48)
Balance, September 30, 2020	(75,692)	—	223	(75,469)	7,480	(67,989)
Net income	6,731	—	—	6,731	622	7,353
Foreign currency translation adjustment	—	—	(2,305)	(2,305)	1,376	(929)
Contribution from Mohegan Tribe	—	2,814	—	2,814	—	2,814
Distributions to Mohegan Tribe	(63,186)	(2,814)	—	(66,000)	—	(66,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(940)	—	—	(940)	—	(940)
Other	—	—	17	17	(7,568)	(7,551)
Balance, September 30, 2021	$(133,087)	$—	$(2,065)	$(135,152)	$1,910	$(133,242)

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019
Cash flows provided by operating activities:
Net income (loss)	$7,353	$(162,016)	$(2,376)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	105,335	109,067	122,657
Non-cash operating lease expense	10,911	12,465	—
Loss on modification and early extinguishment of debt, net	21,418	—	—
Accretion of discounts	1,670	1,109	1,188
Amortization of discounts and debt issuance costs	19,415	19,205	19,562
Provision for losses on receivables	4,709	4,592	976
Impairment of Mohegan Sun Pocono's intangible assets	—	126,596	—
Impairment of Mohegan Sun Pocono's goodwill	—	—	39,459
Deferred income taxes	(6,716)	(7,049)	637
Other, net	(6,676)	1,585	(888)
Changes in operating assets and liabilities, net of effect of the MGE Niagara Resorts acquisition:
Accounts receivable	(1,617)	4,423	(6,558)
Accrued interest on notes receivable related to the Cowlitz Project	—	—	71,579
Inventories	(1,518)	1,435	461
Due from Ontario Lottery and Gaming Corporation	(13,768)	7,571	(10,943)
Casino Operating and Services Agreement customer contract asset	16,244	(77,026)	(53,191)
Other assets	(772)	7,797	(3,646)
Trade payables	126	5,125	1,992
Accrued interest	11,176	6,550	387
Due to Ontario Lottery and Gaming Corporation	5,835	(1,983)	29,122
Operating lease liabilities	13,800	3,105	—
Other liabilities	40,842	(14,339)	(10,019)
Net cash flows provided by operating activities	227,767	48,212	200,399
Cash flows used in investing activities:
Purchases of property and equipment	(48,263)	(149,031)	(77,613)
Acquisition of the MGE Niagara Resorts, net of cash acquired	—	(1,666)	(72,287)
Proceeds from notes receivable related to the Cowlitz Project	—	—	32,026
Investment in Mohegan Hotel Holding, LLC	—	(10,750)	—
Investments related to Project Inspire	—	(7,980)	(18,601)
Other, net	(1,078)	(3,929)	(7,105)
Net cash flows used in investing activities	(49,341)	(173,356)	(143,580)
Cash flows provided by (used in) financing activities:
New senior secured credit facility borrowings - revolving and line of credit	839,444	—	—
New senior secured credit facility repayments - revolving and line of credit	(792,217)	—	—
Prior senior secured credit facility borrowings - revolving and line of credit	156,287	650,525	1,258,939
Prior senior secured credit facility repayments - revolving and line of credit	(353,287)	(555,525)	(1,222,939)
Prior senior secured credit facility repayments - term loans A and B	(1,056,061)	(47,618)	(64,307)
Proceeds from Main Street term loan facility, net of discounts	48,108	—	—
Repayment of Main Street term loan facility	(50,000)	—	—
Proceeds from issuance of senior secured notes	1,175,000	—	—
MGE Niagara credit facility borrowings - revolving and swingline	60,565	80,247	—
MGE Niagara credit facility repayments - revolving and swingline	(56,007)	(53,820)	—
MGE Niagara credit facility borrowings - term loan	—	—	75,220
MGE Niagara credit facility repayments - term loan	(3,979)	(3,716)	(944)
Proceeds from Mohegan Tribe subordinated loan	—	5,000	—

Repayment of Mohegan Tribe subordinated loan	(5,000)	—	—
Payments on redemption note payable	(22,960)	(20,434)	(3,969)
Proceeds from MGE Niagara convertible debenture	—	—	30,088
Other borrowings	694	2,845	11,335
Other repayments	(5,507)	(4,690)	(5,450)
Payments on finance lease obligations	(1,145)	(1,298)	(292)
Contributions from Mohegan Tribe	2,814	10,000	—
Distributions to Mohegan Tribe	(66,000)	(60,000)	(60,000)
Distributions to Mohegan Tribe related to the Cowlitz Project	—	—	(730)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(940)	(661)	(120)
Redemption of Mohegan Tribe membership interest related to the Cowlitz Project	—	—	(10,000)
Payments of financing fees	(24,586)	(13,752)	(3,263)
Other, net	(1,607)	(1,527)	(1,527)
Net cash flows provided by (used in) financing activities	(156,384)	(14,424)	2,041
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	22,042	(139,568)	58,860
Effect of exchange rate on cash, cash equivalents, restricted cash and restricted cash equivalents	586	908	(12,757)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	142,069	280,729	234,626
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$164,697	$142,069	$280,729
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets:
Cash and cash equivalents	$149,822	$112,665	$130,138
Restricted cash and cash equivalents, current	5,259	934	4,960
Restricted cash and cash equivalents, non-current	9,616	28,470	145,631
Cash, cash equivalents, restricted cash and restricted cash equivalents	$164,697	$142,069	$280,729
Supplemental disclosures:
Cash paid for interest	$139,267	$114,873	$123,731
Non-cash transactions:
Right-of-use operating lease assets additions (reductions)	$(53,392)	$426,403	$—
Right-of-use operating lease obligations additions (reductions)	$(43,146)	$426,548	$—
Finance lease assets and obligations	$79,187	$2,879	$29,986
Construction payables	$22,052	$38,172	$11,888
Prior senior secured credit facility reductions	$—	$10,514	$13,295
MGE Niagara Resorts - recognition (derecognition) of build-to-suit asset and liability	$—	$(90,675)	$90,292
MGE Niagara Resorts - recognition of parking license asset and liability	$—	$—	$5,242
Payment by a third party for interactive gaming and sports wagering licenses	$—	$—	$18,000

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
The Mohegan Tribal Gaming Authority d/b/a Mohegan Gaming & Entertainment (the “Company”) is primarily engaged in the ownership, operation and development of integrated entertainment facilities. The Company currently owns two facilities in the United States and operates or manages five facilities in the United States and Canada. It is also currently developing a facility in South Korea.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including the Company’s operations. In March 2020, the Company temporarily suspended operations at its North American owned, operated and managed properties to ensure the health and safety of its employees, guests and the surrounding communities in which the Company operates, consistent with directives from various government bodies. Following these closures, the Company reopened its properties as follows: (i) ilani Casino Resort in May 2020, (ii) Mohegan Sun in June 2020, (iii) Mohegan Sun Pocono in June 2020, (iv) Resorts Casino Hotel in July 2020 and (v) the MGE Niagara Resorts in July 2021. Mohegan Sun Pocono was again temporarily closed from December 12, 2020, through January 3, 2021, due to a resurgence of COVID-19 at that time. In addition, the initial opening of Mohegan Sun Las Vegas was delayed until March 2021.
COVID-19 has had a significant impact on the Company's operations, the full extent of which depends on future developments which are highly uncertain and cannot be predicted with confidence. Such developments include the following:
•the duration of COVID-19 or the extent of any resurgence or variants of COVID-19;
•the manner in which the Company's guests, suppliers and other third parties respond to COVID-19, including the perception of safety and health measures taken by the Company;
•new information that may emerge concerning the severity of COVID-19 and the actions to contain or treat it;
•general economic conditions; and
•consumer confidence.
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

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries and entities. The accounts of MGE Niagara are consolidated into the accounts of the Company as

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MGE Niagara is a variable interest entity and the Company is deemed to be the primary beneficiary of MGE Niagara. In consolidation, all intercompany balances and transactions are eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Actual amounts could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of deposits that can be redeemed on demand and highly liquid investments with original maturities of three months or less from the date of purchase. Cash and cash equivalents include all operating cash and in-house funds.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents consist of deposits that are restricted as to their withdrawal or use. Restricted cash and cash equivalents primarily include cash intended to be used for the development and construction of an integrated resort and casino project to be located adjacent to the Incheon International Airport in South Korea (“Project Inspire”) and for payments to the Ontario Lottery and Gaming Corporation in connection with a Casino Operating and Services Agreement (the “Casino Operating and Services Agreement”).
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
Other Intangible Assets
    Other intangible assets consist primarily of Mohegan Sun's trademark and Mohegan Sun Pocono's various gaming licenses. These intangible assets all have indefinite lives. Intangible assets with indefinite lives are assessed at least annually for impairment by comparing their fair value to their carrying value. However, these intangible assets may be assessed more frequently for impairment if events or changes in circumstances, such as declines in revenues, earnings and cash flows or material adverse changes in business climate, indicate that their carrying value may be impaired. As of September 30, 2021, the Company assessed its intangible assets with indefinite lives for any further impairment and determined that no impairment existed.
Intangible assets with finite lives are assessed for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. If necessary, an impairment charge is recognized when the carrying value of the asset (asset group) exceeds the estimated undiscounted cash flows expected from the use and eventual disposition of the asset (asset

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

group). The amount of the impairment charge, if any, is calculated as the excess of the asset’s (asset group’s) carrying value over their fair value. As of September 30, 2021, the Company assessed its intangible assets with finite lives for impairment and determined that no impairment existed.
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
Leases
Effective October 1, 2019, the Company accounts for leases in accordance with guidance provided by ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires, among other things, lessees to recognize a right-of-use asset and liability for leases with terms in excess of 12 months. Prior to October 1, 2019, the Company accounted for leases in accordance with guidance provided by Accounting Standards Codification (“ASC”) Topic 840, “Leases” (“ASC 840”), which required that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Leases that met one or more of the capital lease criteria under this guidance were recorded as capital leases. All other leases were recorded as operating leases. Capital leases were initially recorded at the lower of the fair value of the leased assets or the present value of future minimum lease payments and were amortized in accordance with guidance provided by ASC Topic 840-30, “Leases - Capital Leases”.
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
    Right-of-use operating and finance lease assets and liabilities are recognized on the respective lease commencement date based on the present value of future lease payments over the expected lease term. An expected lease term includes any option to extend or terminate the lease if it is reasonably certain that the Company will exercise such option. The Company utilizes the incremental borrowing rate (“IBR”) applicable to the lease as determined at the lease commencement date to calculate the present value of future lease payments. The applicable IBR is determined based on the treasury group to which the leasing entity belongs and that group’s estimated interest rate for collateralized borrowings over a similar term as the future lease payments. Upon adoption of ASU 2016-02, the Company utilized IBRs as of October 1, 2019 to determine the present value of the remaining lease payments for operating leases that commenced prior to that date. Operating lease expense for fixed lease payments is recognized on a straight-line basis over the expected lease term. Finance lease assets are recorded within property and equipment, net and are amortized on a straight-line basis over the related lease term.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
    MGE Niagara operates the MGE Niagara Resorts under the terms of the 21-year Casino Operating and Services Agreement with the Ontario Lottery and Gaming Corporation. Pursuant to the laws of Canada and Ontario, the Ontario Lottery and Gaming Corporation retains legal authority to conduct and manage lottery schemes on behalf of the Ontario government. MGE Niagara is acting as a service provider to the Ontario Lottery and Gaming Corporation under the Casino Operating and Services Agreement and, therefore, recognizes gaming revenues net of amounts due to the Ontario Lottery and Gaming Corporation. MGE Niagara retains all non-gaming revenues and recognizes these amounts on a gross basis. The Casino Operating and Services Agreement represents a series of distinct goods and services and, therefore, is deemed to be a single performance obligation. The transaction price under the Casino Operating and Services Agreement includes both fixed and variable consideration. The fixed consideration is comprised of an annual service provider fee and additional consideration for permitted capital expenditures up to an annual cap. The fixed consideration is recognized as revenue on a straight-line basis over the term of the Casino Operating and Services Agreement. The variable consideration consists of 70% of Gaming Revenues (as defined under the Casino Operating and Services Agreement), in excess of a guaranteed annual minimum amount payable to the Ontario Lottery and Gaming Corporation (the “Threshold”). Annual Threshold amounts are contractually established and vary from year to year. If gaming revenues are less than the Threshold for any given year, the Company is obligated to make a payment to cover the related shortfall. The variable consideration is recognized as revenue as services are rendered under the terms of the Casino Operating and Services Agreement. The Company measures its progress in satisfying this performance obligation based on the output method, which aligns with the benefits provided to the Ontario Lottery and Gaming Corporation. Projected revenues are estimated based on the most likely amount within a range of possible outcomes to the extent that a significant reversal in the amount of cumulative revenues recognized is not probable of occurring. The difference between revenues recognized and cash received is recorded as an asset or a liability and classified as short-term or long-term based upon the anticipated timing of reversal. In the event an asset is recorded, such asset is assessed at least annually for impairment.
On June 18, 2021, the Casino Operating and Services Agreement was amended to provide for, among other things, a three-year replacement of the annual Threshold, subject to certain conditions, with a fixed revenue share percentage. The annual Threshold may be reinstated at any time during this three-year period under certain conditions specified in the amended Casino Operating and Services Agreement.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Disaggregation
    The Company is primarily engaged in the ownership, operation, management and development of integrated entertainment facilities both domestically and internationally. The Company’s current wholly-owned operations are primarily focused within Connecticut and Pennsylvania. The Company also currently operates and manages other gaming facilities elsewhere within the United States and Canada. The Company generates revenues by providing the following types of goods and services: gaming, food and beverage, hotel, retail, entertainment and other and management and development.
    Revenue disaggregation by geographic location and revenue type was as follows (in thousands):

	For the Fiscal Year Ended September 30, 2021
	Connecticut	Pennsylvania	Nevada	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(Mohegan Sun Las Vegas) (1)	(MGE Niagara Resorts) (2)	Other
Gaming	$604,482	$202,932	$15,558	$87,406	$—
Food and beverage	59,611	8,718	2,527	2,837	(62)
Hotel	77,282	4,946	—	2,091	(12)
Retail, entertainment and other	75,001	4,883	695	6,868	3,321
Management and development	—	—	—	—	70,009
Net revenues	$816,376	$221,479	$18,780	$99,202	$73,256
_________
(1)Mohegan Sun Las Vegas opened to the public on March 25, 2021.
(2)Gaming revenues represent revenues earned under the Casino Operating and Services Agreement.

	For the Fiscal Year Ended September 30, 2020
	Connecticut	Pennsylvania	Nevada	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(Mohegan Sun Las Vegas) (1)	(MGE Niagara Resorts) (2)	Other
Gaming	$518,599	$159,661	$—	$121,387	$—
Food and beverage	64,012	12,208	—	27,544	(86)
Hotel	58,219	4,578	—	6,319	(3)
Retail, entertainment and other	74,844	4,713	—	24,775	830
Management and development	—	—	—	—	37,189
Net revenues	$715,674	$181,160	$—	$180,025	$37,930
_________
(1)Mohegan Sun Las Vegas did not open to the public until March 25, 2021.
(2)Gaming revenues represent revenues earned under the Casino Operating and Services Agreement.

	For the Fiscal Year Ended September 30, 2019
	Connecticut	Pennsylvania	Nevada	Canada
	(Mohegan Sun)	(Mohegan Sun Pocono)	(Mohegan Sun Las Vegas) (1)	(MGE Niagara Resorts) (2)	Other
Gaming	$654,273	$211,800	$—	$70,339	$—
Food and beverage	114,446	22,981	—	20,319	(202)
Hotel	84,543	8,246	—	4,451	(5)
Retail, entertainment and other	138,781	8,027	—	17,416	1,206
Management and development	—	—	—	—	32,429
Net revenues	$992,043	$251,054	$—	$112,525	$33,428
_________
(1)Mohegan Sun Las Vegas did not open to the public until March 25, 2021.
(2)Gaming revenues represent revenues earned under the Casino Operating and Services Agreement.

Contract and Contract-related Assets
    As of September 30, 2021 and 2020, contract assets related to the Casino Operating and Services Agreement totaled $119.9 million and $129.2 million, respectively.
Contract and Contract-related Liabilities
    A difference may exist between the timing of cash receipts from patrons and the recognition of revenues, resulting in a contract or contract-related liability. In general, the Company has three types of such liabilities: (1) outstanding gaming chips

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
    The following table summarizes these liabilities (in thousands):

	September 30, 2021	September 30, 2020
Outstanding gaming chips and slot tickets liability	$9,632	$7,623
Loyalty points deferred revenue liability	42,663	35,368
Patron advances and other liability	30,166	17,340
Total	$82,461	$60,331
    As of September 30, 2021 and 2020, customer contract liabilities related to Mohegan Sun Pocono's revenue sharing agreement with Unibet Interactive Inc. (“Unibet”) totaled $15.8 million and $16.8 million, respectively, and were primarily recorded within other long-term liabilities. Unibet, a subsidiary of the Kindred Group, paid certain interactive gaming license fees to the Pennsylvania Gaming Control Board (the “PGCB”) on behalf of Mohegan Sun Pocono and became licensed as a sports wagering and interactive gaming operator by the PGCB. The Company recorded these license fees, which are reimbursable to Unibet under certain conditions, as intangible assets with corresponding customer contract liabilities as Unibet is deemed to be a customer of Mohegan Sun Pocono with respect to these gaming activities.
Due from/to Ontario Lottery and Gaming Corporation
    On a bi-weekly basis, the Ontario Lottery and Gaming Corporation remits estimated amounts due to MGE Niagara pursuant to the terms of the Casino Operating and Services Agreement. Any such remittance that is due, but not yet received, is recorded within due from Ontario Lottery and Gaming Corporation. Differences between actual and estimated amounts due are separately settled with the Ontario Lottery and Gaming Corporation on an annual basis, however, a quarterly interim reconciliation process is available. Any settlement amount owed to the Ontario Lottery and Gaming Corporation is recorded within due to Ontario Lottery and Gaming Corporation, a current liability.
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
Advertising Costs and Expenses
Production costs are expensed the first time the advertisement takes place. Prepaid rental fees associated with billboard advertisements are capitalized and amortized over the terms of the related rental agreements. Advertising costs and expenses totaled $19.3 million, $22.5 million and $27.7 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
Pre-opening Costs and Expenses
Costs of start-up activities are expensed as incurred. Pre-opening costs and expenses totaled $37.1 million, $15.6 million and $8.5 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively, and were recorded within other, net.
Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.
    ASC 740 also creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the entity's financial statements. In addition, ASC 740 provides guidance with

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

respect to de-recognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure requirements. As of September 30, 2021 and 2020, the Company’s uncertain tax positions were insignificant.
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
Earth Hotel Tower
    In January 2020, the Company, through a wholly-owned subsidiary, purchased a 45% interest in Mohegan Hotel Holding, LLC, the indirect owner of the Earth Hotel Tower, in exchange for $15.8 million, which the Company believes represented the fair market value of the investment. A portion of the consideration paid, totaling $5.0 million, was advanced to Mohegan Hotel Holding, LLC in fiscal 2019.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, receivables and trade payables approximates fair value. The estimated fair values of the Company's long-term debt were as follows (in thousands):

	September 30, 2021
	Carrying Value	Fair Value
New senior secured credit facility - revolving (1)	$27,000	$26,629
Line of credit (1)	20,227	19,949
2021 8% senior secured notes (1)	1,157,731	1,216,125
2016 7 7/8% senior unsecured notes (1)	493,599	515,000
MGE Niagara credit facility - revolving (1)	27,534	27,534
MGE Niagara credit facility - swingline (1)	4,333	4,333
MGE Niagara credit facility - term loan (1)	68,965	69,820
MGE Niagara convertible debenture (2)	31,468	31,468
Mohegan Expo credit facility (3)	25,697	25,911
Guaranteed credit facility (3)	27,208	27,781
Redemption note payable (3)	53,130	53,130
Other (3)	1,862	1,862
Long-term debt	$1,938,754	$2,019,542
________
(1)Estimated fair values were based on Level 2 inputs (quoted market prices or prices of similar instruments) as of September 30, 2021.
(2)Estimated fair value was based on Level 3 inputs (changes in market conditions) from date of issuance (June 11, 2019) to September 30, 2021.
(3)Estimated fair values were based on Level 3 inputs (present value of future payments discounted to carrying value) as of September 30, 2021.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3—NEW ACCOUNTING STANDARDS:
The following accounting standards were adopted during the fiscal year ended September 30, 2021:
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

NOTE 4—MGE NIAGARA RESORTS:
    In September 2018, MGE Niagara was selected by the Ontario Lottery and Gaming Corporation to be the service provider for the MGE Niagara Resorts under the Casino Operating and Services Agreement. The MGE Niagara Resorts include the Niagara Fallsview Casino Resort, Casino Niagara and the 5,000-seat Niagara Falls Entertainment Centre, all in Niagara Falls, Canada. On June 11, 2019 (the “Closing Date”), MGE Niagara completed the acquisition of the MGE Niagara Resorts (the “Acquisition”), assumed the day-to-day operations of the properties and engaged in a series of related transactions, including:
•an agreement to lease the Fallsview Casino Resort facility and related administrative office space for 2.2 million Canadian dollars ($1.7 million as of September 30, 2021) per month until March 2040. On June 18, 2021, the Casino Operating and Services Agreement was amended to provide for, among other things, a change in the payment schedule for lease payments which were originally due during the closure of the Fallsview Casino Resort facility (refer to Note 11).
•an agreement to lease the Casino Niagara facility and license agreements for the right to operate an adjacent parking lot and the right for patrons to use an adjacent parking garage for approximately 500,000 Canadian dollars (approximately $393,000 as of September 30, 2021) per month until March 2040.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•a commitment to enter into an agreement to lease the Niagara Falls Entertainment Centre on a date after the completion of its construction. In June 2020, MGE Niagara received notice that construction of the facility had reached substantial completion. Accordingly, in August 2020, MGE Niagara entered into an agreement to lease the facility for 900,000 Canadian dollars (approximately $708,000 as of September 30, 2021) per month until March 2040.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5—COWLITZ PROJECT:
    The Company owns 100% of Salishan-Mohegan, LLC (“Salishan-Mohegan”), which developed and currently manages ilani Casino Resort in Clark County, Washington (the “Cowlitz Project”), a gaming and entertainment facility owned by the federally-recognized Cowlitz Indian Tribe and the Cowlitz Tribal Gaming Authority. The Cowlitz Project opened in April 2017. Salishan-Mohegan, along with Salishan Company, LLC (“Salishan Company”), an unrelated entity, also holds the development rights to any future development at ilani Casino Resort.
    Under the terms of Salishan-Mohegan's development agreements, development fees of $2.2 million, $1.8 million and $976,000 were earned for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. Under the terms of Salishan-Mohegan's management agreement, Salishan-Mohegan manages, operates and maintains the casino resort through May 2024 for a fee representing 24% of Net Revenues, as defined under the management agreement. Management fees earned by Salishan-Mohegan totaled $61.9 million, $34.2 million and $27.9 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6—MOHEGAN SUN LAS VEGAS:
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

NOTE 7—PROJECT INSPIRE:
    The Company owns 100% of Inspire Integrated Resort Co., Ltd. (“Inspire Integrated Resort”) and MGA Korea, LLC, which were formed for the development, construction ownership and operation of Project Inspire. In February 2016, Inspire Integrated Resort was awarded pre-approval for a foreigner-only gaming license to be issued upon completion of the construction of Project Inspire. In August 2016, Inspire Integrated Resort entered into an agreement with the Incheon International Airport Authority for the long-term lease and development of land at the project site adjacent to the airport. Portions of the parcel of land covered by the lease will be released to Inspire Integrated Resort for development as the various phases of the project are approved by local authorities. Rental payments for each phase commence upon their respective Initial Operation Commencement Date, as defined under the agreement, and will be based upon the governmentally appraised value of the project at such time. The overall term of the lease ends on the date which is the fiftieth anniversary of the Operation Commencement Date, as defined under the agreement, with a renewal option for an additional 49 years.
    In March 2019, the Company received the necessary approvals for the initial phase of the project and, as a result, it was granted control of the related portion of the overall parcel of land. Accordingly, for accounting purposes, the lease term for this portion of land commenced on such date and the Company began recognizing rental expense on a straight-line basis over the term of the lease. Rental expense totaled $4.0 million, $3.9 million and $1.8 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively, and was recorded within pre-opening costs and expenses.
On November 29, 2021, the Company announced that certain of its subsidiaries, including Inspire Integrated Resort, entered into financing arrangements for aggregate funding in the amount of approximately $1.55 billion, to be used for Phase 1 of the development of Project Inspire (refer to Note 17).

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8—PROPERTY AND EQUIPMENT, NET:
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2021	September 30, 2020
Land	$44,848	$44,848
Land improvements	102,820	101,746
Buildings and improvements	1,860,005	1,852,131
Furniture and equipment	752,087	655,529
Construction in process (1)	255,909	252,394
Subtotal	3,015,669	2,906,648
Less: accumulated depreciation	(1,484,050)	(1,408,601)
Property and equipment, net	$1,531,619	$1,498,047
__________
(1)As of September 30, 2021 and 2020, Project Inspire related construction in process totaled $233.5 million and $230.4 million, respectively.
    As of September 30, 2021 and 2020, finance lease assets totaled $105.2 million and $29.1 million, respectively. Depreciation expense totaled $103.8 million, $107.6 million and $121.8 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
In fiscal 2019, the Company made an out-of-period correction, which increased depreciation and amortization expense by $6.3 million. This adjustment resulted from the assignment, in a prior year, of an incorrect useful life to depreciate a long lived asset related to tenant allowances. In fiscal 2019, the Company also committed to a plan to repurpose the Casino of the Wind at Mohegan Sun. In connection with this decision, the Company determined that certain assets related to the Casino of the Wind had no alternative future use. Accordingly, depreciation on these assets was accelerated, which increased depreciation and amortization expense by $21.6 million.

NOTE 9—OTHER INTANGIBLE ASSETS, NET:
Other intangible assets, net, consisted of the following (in thousands):

	September 30, 2021	September 30, 2020
Mohegan Sun trademark (1)	$119,692	$119,692
Mohegan Sun Pocono slot machine, table game, interactive gaming and sports wagering licenses (1)	171,904	171,904
MGE Niagara Resorts Casino Operating and Services Agreement rights (2)	17,612	16,751
Other	25,717	25,638
Subtotal	334,925	333,985
Less: accumulated amortization	(7,670)	(6,144)
Other intangible assets, net	$327,255	$327,841
__________
(1)Indefinite lives.
(2)21-year useful life.
    Amortization expense totaled $1.5 million, $1.4 million and $738,000 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
During the second quarter of fiscal 2020, the Company identified an indicator of impairment on Mohegan Sun Pocono's intangible assets due to COVID-19. As a result, the Company revised its cash flow projections to reflect the business climate at that time, including the uncertainty surrounding the nature, timing and extent of reopening Mohegan Sun Pocono. The estimated fair value of these intangible assets was determined by using discounted cash flow models, which utilized Level 3 inputs. The primary unobservable input utilized in estimating the fair value of these intangible assets was the discount rate, which was 10.5%. As a result of this interim assessment, the Company recorded an impairment charge related to Mohegan Sun Pocono’s intangible assets of $126.6 million in the second quarter of fiscal 2020.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10—LONG-TERM DEBT:
Long-term debt consisted of the following (in thousands):

	September 30, 2021	September 30, 2020
New Senior Secured Credit Facility - Revolving	$27,000	$—
Line of Credit	20,227	—
Prior Senior Secured Credit Facility - Revolving	—	197,000
Prior Senior Secured Credit Facility - Term Loan A, net of discount and debt issuance costs of $4,199	—	227,710
Prior Senior Secured Credit Facility - Term Loan B, net of discount and debt issuance costs of $20,809	—	792,829
2021 8% Senior Secured Notes, net of discount and debt issuance costs of $17,269	1,157,731	—
2016 7 7/8% Senior Unsecured Notes, net of discount and debt issuance costs of $6,401 and $8,179, respectively	493,599	491,821
MGE Niagara Credit Facility - Revolving	27,534	26,187
MGE Niagara Credit Facility - Swingline	4,333	—
MGE Niagara Credit Facility - Term Loan, net of debt issuance costs of $855 and $847, respectively	68,965	69,297
MGE Niagara Convertible Debenture	31,468	29,928
Mohegan Expo Credit Facility, net of debt issuance costs of $214 and $658, respectively	25,697	27,750
Guaranteed Credit Facility, net of debt issuance costs of $573 and $877, respectively	27,208	29,529
Mohegan Tribe Subordinated Loan	—	5,000
Redemption Note Payable, net of discount of $8,710 and $15,701, respectively	53,130	69,099
Other	1,862	3,860
Long-term debt	1,938,754	1,970,010
Less: current portion of long-term debt	(80,276)	(75,355)
Long-term debt, net of current portion	$1,858,478	$1,894,655
Maturities of long-term debt, excluding unamortized debt issuance costs and discounts, are as follows (in thousands):

Fiscal Years
2022	$80,490
2023	56,693
2024	127,988
2025	500,025
2026	1,175,720
Thereafter	31,860
Total	$1,972,776
Refinancing Transactions
On January 26, 2021, the Company completed a series of refinancing transactions, including (i) the entry into a new senior secured credit facility, (ii) issuance of new senior secured notes, (iii) prepayment of its prior Senior Secured Credit Facilities, (iv) prepayment of its Main Street Term Loan Facility and (v) repayment of the Mohegan Tribe Subordinated Loan. The Company incurred $24.0 million in costs in connection with these refinancing transactions. Previously deferred debt issuance costs and debt discounts totaling $23.7 million and new transaction costs of $0.1 million were recorded as a loss on modification and early extinguishment of debt. New debt issuance costs totaling $4.5 million were capitalized and will be amortized over the term of the related debt. The remaining $19.4 million in new debt issuance costs was reflected as debt discount and will be amortized over the term of the related debt.
New Senior Secured Credit Facility
On January 26, 2021, the Company entered into a credit agreement (the “Credit Agreement”) among the Company, the Mohegan Tribe, Citizens Bank, N.A., as administrative agent, and the other lenders and financial institutions party thereto,

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
As of September 30, 2021, outstanding borrowings under the New Senior Secured Credit Facility accrue interest at 4.50%. The leverage-based undrawn commitment fee was 50 basis points as of September 30, 2021.
As of September 30, 2021, letters of credit issued under the New Senior Secured Credit Facility totaled $2.0 million. The Company had $213.7 million of borrowing capacity under the New Senior Secured Credit Facility as of September 30, 2021, after factoring in outstanding letters of credit.
The New Senior Secured Credit Facility is fully and unconditionally guaranteed, jointly and severally, by each of Downs Racing, L.P., Backside, L.P., Mill Creek Land, L.P., Northeast Concessions, L.P., Mohegan Commercial Ventures PA, LLC, Mohegan Basketball Club LLC, Mohegan Ventures-Northwest, LLC, Mohegan Golf, LLC, Mohegan Digital, LLC, Mohegan Digital Services, LLC, MGNV Holding, LLC and MGNV, LLC (the “Guarantors”; and the Guarantors other than Mohegan Basketball Club LLC, the “Grantors”). The New Senior Secured Credit Facility is secured on a first priority senior secured basis by collateral constituting substantially all of the Company’s and Grantors’ assets. In the future, certain other subsidiaries of the Company may be required to become Guarantors and/or Grantors in accordance with the terms of the Credit Agreement and related loan documents.
The Credit Agreement contains certain customary covenants applicable to the Company and its restricted subsidiaries, including covenants governing: incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, investments, asset sales, affiliate transactions and mergers or consolidations. Additionally, the Credit Agreement includes financial maintenance covenants pertaining to total leverage, secured leverage and fixed charge coverage, as well as a minimum liquidity covenant under certain conditions. The Credit Agreement also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations.
Line of Credit
On January 26, 2021, in connection with the New Senior Secured Credit Facility, the Company entered into a $25.0 million revolving credit facility with Bank of America, N.A. (the “Line of Credit”). The Line of Credit is coterminous with the New Senior Secured Credit Facility. Pursuant to provisions of the New Senior Secured Credit Facility, under certain circumstances, the Line of Credit may be converted into loans under the New Senior Secured Credit Facility. Each advance accrues interest at a base rate plus a spread. As of September 30, 2021, outstanding borrowings under the Line of Credit accrue interest at 4.00%. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the New Senior Secured Credit Facility.
2021 8% Senior Secured Notes
On January 26, 2021, the Company issued $1.175 billion second priority senior secured notes with interest at 8% per annum (the “2021 Senior Secured Notes”). The 2021 Senior Secured Notes mature on the earlier of February 1, 2026 and the Springing Maturity Date (as defined in the 2021 Senior Secured Notes indenture). Interest on the 2021 Senior Secured Notes is payable semi-annually in arrears on February 1 and August 1.
The proceeds from the 2021 Senior Secured Notes were used as described above.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prior to February 1, 2023, the Company may redeem the 2021 Senior Secured Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2021 Senior Secured Notes redeemed plus accrued and unpaid interest, if any, to, but not including, the date of redemption, and a make-whole premium (as described in the 2021 Senior Secured Notes indenture). In addition, the Company may, during the twelve-month period commencing on the issue date of the 2021 Senior Secured Notes and during the twelve-month period subsequent to such initial twelve-month period and prior to February 1, 2023, redeem in each such twelve-month period up to 10% of the initial aggregate principal amount of the 2021 Senior Secured Notes at a price equal to 103% of the principal amount of the 2021 Senior Secured Notes redeemed plus accrued and unpaid interest, if any, to, but not including, the date of redemption, provided that if the Company does not redeem 10% of the initial aggregate principal amount of the 2021 Senior Secured Notes during the initial twelve-month period commencing on the issue date of the 2021 Senior Secured Notes, the Company may, in the subsequent twelve-month period prior to February 1, 2023, redeem the 2021 Senior Secured Notes in an amount that does not exceed 10% of the initial aggregate principal amount of the 2021 Senior Secured Notes plus the difference between (i) 10% of the initial aggregate principal amount of the 2021 Senior Secured Notes and (ii) the aggregate principal amount of any 2021 Senior Secured Notes redeemed during such initial twelve-month period. On or after February 1, 2023, the Company may redeem some or all of the 2021 Senior Secured Notes at prices set forth in the 2021 Senior Secured Notes indenture plus accrued and unpaid interest, if any, to, but not including, the date of redemption.
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
The 2021 Senior Secured Notes indenture contains certain customary covenants, including in respect of the Company’s and its restricted subsidiaries’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or sell assets. The 2021 Senior Secured Notes indenture includes customary events of default, including, but not limited to, failure to make required payments and failure to comply with certain covenants.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

covenants, failure to pay certain other indebtedness the occurrence of which is caused by a failure to pay principal, premium or interest or results in the acceleration of such indebtedness, certain events of bankruptcy and insolvency and certain judgment defaults.
MGE Niagara Credit Facilities
    In June 2019, MGE Niagara entered into a credit agreement with, among others, Bank of Montreal, as administrative agent, and the lenders party thereto (the “MGE Niagara Credit Agreement”), providing for certain credit facilities (the “MGE Niagara Credit Facilities”). On July 14, 2021, MGE Niagara entered into an amendment to the terms of the MGE Niagara Credit Facilities pursuant to an amended and restated credit agreement (the “MGE Niagara Amended Credit Agreement”). Among other things, the amendments contained in the MGE Niagara Amended Credit Agreement provide for a revolving credit facility in the amount of up to 180.0 million Canadian dollars ($141.6 million as of September 30, 2021) (the “MGE Niagara Revolving Facility”), a swingline facility in the amount of up to 20.0 million Canadian dollars ($15.7 million as of September 30, 2021) (the “MGE Niagara Swingline Facility”) and a term loan facility in the amount of 90.0 million Canadian dollars ($70.8 million as of September 30, 2021) (the “MGE Niagara Term Loan Facility”). The MGE Niagara Amended Credit Agreement also reduced the Letter of Credit Sub-Limit under the MGE Niagara Revolving Facility to 45.0 million Canadian dollars ($35.4 million as of September 30, 2021). Availability under the MGE Niagara Revolving Facility and the MGE Niagara Swingline Facility is determined based on Province of Ontario-approved gaming capacity levels as set forth in the MGE Niagara Amended Credit Agreement.
The MGE Niagara Credit Facilities mature on June 10, 2024. The MGE Niagara Term Loan Facility is repayable, in quarterly installments, at a rate of 5.0 million Canadian dollars ($3.9 million as of September 30, 2021) per annum, commencing September 30, 2019.
    Borrowings under the MGE Niagara Credit Facilities accrue interest at a base rate plus a spread. MGE Niagara is also required to pay a leverage-based Undrawn Fee under the MGE Niagara Revolving Facility of between 75 and 125 basis points. The MGE Niagara Amended Credit Agreement adjusted the Applicable Margin and Undrawn Fee (each as defined in the MGE Niagara Amended Credit Agreement) to provide for an additional pricing level, commencing from the closing date of the MGE Niagara Amended Credit Agreement until the end of the Initial Retesting Quarter (as defined in the MGE Niagara Amended Credit Agreement), which Initial Retesting Quarter commences with the first full fiscal quarter where gaming capacity is equal to or greater than 50% for the entirety of such fiscal quarter, or during any voluntary or involuntary closing period, as follows: (i) Bankers’ Acceptances, Letters of Credit, LIBOR Loans and CDOR Loans equal to 500 basis points, (ii) Prime Rate Loans and USBR Loans equal to 350 basis points and (iii) Undrawn Fee equal to 125 basis points.
As of September 30, 2021, outstanding borrowings under the MGE Niagara Revolving Facility, the MGE Niagara Swingline Facility and the MGE Niagara Term Loan Facility accrue interest at 5.43%, 5.95% and 5.43%, respectively. As of September 30, 2021, the Undrawn Fee under the MGE Niagara Revolving Facility was 125 basis points.
As of September 30, 2021, letters of credit issued under the MGE Niagara Revolving Facility totaled $35.0 Canadian dollars ($27.5 million as of September 30, 2021). MGE Niagara had $49.5 Canadian dollars ($38.9 million as of September 30, 2021) of borrowing capacity under the MGE Niagara Revolving Facility and MGE Niagara Swingline Facility as of September 30, 2021, after factoring in outstanding letters of credit and limitations under the MGE Niagara Credit Agreement in place at that time due to gaming capacity restrictions.
MGE Niagara is an unrestricted subsidiary under the Company’s existing credit facilities and indentures and the MGE Niagara Credit Facilities are non-recourse to the Company and its restricted subsidiaries thereunder.
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
The MGE Niagara Amended Credit Agreement amended the financial maintenance covenants applicable to MGE Niagara as follows: (i) during any Closure Period (as defined in the MGE Niagara Amended Credit Agreement), (a) minimum

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

weekly liquidity in the amount of 12.5 million Canadian dollars ($9.8 million as of September 30, 2021) and (b) minimum monthly contractual payments from the Ontario Lottery and Gaming Corporation in the amount of 3.75 million Canadian dollars ($3.0 million as of September 30, 2021); (ii) after a reopening of the MGE Niagara Resorts, minimum liquidity in the amount of 15.0 million Canadian dollars ($11.8 million as of September 30, 2021), tested weekly until such time as the MGE Niagara Resorts have been open for twelve consecutive months, and then monthly for an additional six months thereafter; (iii) commencing with the first full month after the 50% Gaming Capacity Start Date (as defined in the MGE Niagara Amended Credit Agreement), until a trailing twelve-month test is achieved (annualized as provided under the terms of the MGE Niagara Amended Credit Agreement), minimum monthly Fixed Charge Coverage Ratio (as defined in the MGE Niagara Amended Credit Agreement) of not less than 1.10:1.00 (once testing of four consecutive fiscal quarters is achieved without any closure of the MGE Niagara Resorts, such covenant to be tested quarterly); and (iv) commencing with the Initial Retesting Quarter, maximum Total Leverage Ratio (as defined in the MGE Niagara Amended Credit Agreement) tested quarterly and determined on a consolidated trailing twelve-month basis (annualized as provided under the terms of the MGE Niagara Amended Credit Agreement) initially set at 5.00:1.00, then stepping down to 4.50:1.00 commencing with the fiscal quarter ending March 31, 2023 and 4.00:1.00 commencing with the fiscal quarter ending March 31, 2024.

The MGE Niagara Amended Credit Agreement also restricts Permitted Management and Consulting Fees and other Distributions (as defined in the MGE Niagara Amended Credit Agreement) to those permitted by lender consent until (i) the completion of four consecutive fiscal quarters demonstrating compliance with the maximum Total Leverage Ratio (as defined in the MGE Niagara Amended Credit Agreement) and (ii) a Total Leverage Ratio (as defined in the MGE Niagara Amended Credit Agreement) of less than 3.00:1.00 for the two most recent consecutive fiscal quarters.
MGE Niagara Convertible Debenture
    In June 2019, MGE Niagara issued a convertible debenture (the “MGE Niagara Convertible Debenture”) to a third-party investor (the "Convertible Debenture Holder") in an aggregate principal amount of 40.0 million Canadian dollars ($31.5 million as of September 30, 2021). The MGE Niagara Convertible Debenture is convertible, at the option of the Convertible Debenture Holder, between the fourth and sixth anniversaries of the Closing Date, into Class B Special shares representing 40% of the capital of MGE Niagara. The Class B Special shares will be similar in nature to the existing Common shares. The MGE Niagara Convertible Debenture accrues interest at an annual rate of 3.50% prior to the sixth anniversary of the Closing Date and 8.00% thereafter, compounded annually. The first interest payment is payable on June 11, 2022, with annual payments due thereafter. Repayment of the outstanding principal, plus any accrued interest, is due thirty days following the expiration or the termination of the Casino Operating and Services Agreement. If the MGE Niagara Convertible Debenture is not converted as of the sixth anniversary of the Closing Date, either MGE Niagara or the Convertible Debenture Holder may elect early repayment of half of the principal outstanding as of such date.
Mohegan Expo Credit Facility
    In April 2017, the Company, through its wholly-owned subsidiary, Mohegan Expo Center, LLC (“Mohegan Expo”), entered into a loan agreement with certain third-party lenders providing for a $25.0 million tax-exempt senior secured multi-draw term loan with an $8.3 million increase option (the “Mohegan Expo Credit Facility”). In September 2017, Mohegan Expo exercised the Mohegan Expo Credit Facility increase option. The proceeds from the Mohegan Expo Credit Facility were used to partially finance the construction of an $80.0 million exposition and convention center (the “Earth Expo & Convention Center”). The Earth Expo & Convention Center opened in May 2018. For the fiscal years ended September 30, 2021, 2020 and 2019, Mohegan Expo generated net revenues totaling $1.9 million, $3.5 million and $6.0 million, respectively, and loss from operations totaling $1.8 million, $1.4 million and $81,000, respectively.
    The Mohegan Expo Credit Facility matures on April 1, 2022. The Mohegan Expo Credit Facility is repayable with an initial payment of $1.1 million for the period from April 18, 2018 through September 30, 2018 commencing on October 1, 2018 and in quarterly installments, at a rate of $2.5 million per annum, thereafter. As of September 30, 2021, outstanding borrowings under the Mohegan Expo Credit Facility accrue interest at 3.95%. Mohegan Expo is required to maintain a six-month debt service reserve in a designated account under the Mohegan Expo Credit Facility.
    The Mohegan Expo Credit Facility is a senior secured obligation of Mohegan Expo, collateralized by all existing and future assets of Mohegan Expo. The Mohegan Expo Credit Facility subjects Mohegan Expo to certain covenant requirements.
Guaranteed Credit Facility
    In September 2018, the Company entered into a loan agreement with certain third-party lenders providing for a $23.7 million term loan secured by a 90% loan guarantee by the Department of the Interior, Assistant Secretary—Indian Affairs, Division of Capital Investment (the “Guaranteed Credit Facility”), pursuant to the Indian Loan Guaranty, Insurance and Interest Subsidy Program (the “BIA Loan Guaranty Program”). In October 2018, the Company entered into a follow-on loan

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

agreement providing for an additional $11.3 million term loan under the BIA Loan Guaranty Program. This additional term loan completed the allocation to the Company of $35.0 million in guaranteed term loans under the BIA Loan Guaranty Program. The proceeds from the Guaranteed Credit Facility were used to reimburse certain costs relating to the Earth Expo & Convention Center.
    The Guaranteed Credit Facility matures on October 1, 2023. The Guaranteed Credit Facility is repayable, in quarterly installments, at a rate of $2.6 million per annum, commencing January 1, 2019. As of September 30, 2021, outstanding borrowings under the Guaranteed Credit Facility accrue interest at 2.84%.
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

NOTE 11—LEASES:
Lessee
    The Company leases real estate and equipment under various operating and finance lease agreements. The leases have remaining terms ranging from approximately one month to 50 years and do not contain any material residual value guarantees or restrictive covenants. Rental payments under these lease agreements are fixed and/or variable based on periodic adjustments for inflation, performance, usage or appraised land values. Variable components of lease payments are not included in the calculation of right-of-use assets and liabilities.
    The Company’s lease arrangements contain both lease and non-lease components. For instances in which the Company is a lessee, the Company accounts for both lease and non-lease components as a single lease component for substantially all classes of underlying assets (primarily real estate and equipment). Leases with an expected or initial term of 12 months or less are not recorded on the Company’s consolidated balance sheet.
    Information related to weighted average lease terms and discount rates is as follows:

September 30, 2021
Weighted average remaining lease terms (years):
Operating leases	22
Finance leases	19
Weighted average discount rates:
Operating leases	8.67%
Finance leases	7.76%

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of lease expense are as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2021	September 30, 2020
Operating lease expense	$45,458	$38,414
Short-term lease expense	33,438	27,121
Variable lease expense	17,427	12,922
Finance lease expense:
Amortization of right-of-use assets	4,459	2,401
Interest on lease liabilities	5,059	1,547
Less: sublease income (1)	(23,147)	(20,791)
Total	$82,694	$61,614
_________
(1)Represents income earned by the Company from the rental of hotel, convention or retail space at the MGE Niagara Resorts and the Earth Hotel Tower at Mohegan Sun, both of which are leased properties.
    Supplemental cash flow information related to lease liabilities is as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating lease obligations	$20,747	$22,844
Payments for interest on finance lease obligations	345	889
Payments on finance lease obligations	1,145	1,298
Total	$22,237	$25,031
    Maturities of right-of-use lease obligations are as follows (in thousands):

	Operating Leases	Finance Leases
Fiscal years:
2022	$41,588	$11,056
2023	38,600	12,235
2024	40,215	11,805
2025	39,690	11,405
2026	39,977	11,307
Thereafter	807,442	160,135
Total future lease payments	1,007,512	217,943
Less: amounts representing interest	(587,806)	(103,245)
Plus: residual values	—	327
Present value of future lease payments	419,706	115,025
Less: current portion of lease obligations	(9,616)	(5,836)
Lease obligations, net of current portion	$410,090	$109,189
On June 18, 2021, the Casino Operating and Services Agreement was amended to provide for, among other things, a change in the payment schedule for fixed and variable lease payments relating to the Fallsview Casino Resort facility, which were originally due during the closure of the MGE Niagara Resorts, to the last twelve months of the lease term. As of June 18, 2021, fixed and variable lease payments owed to the Ontario Lottery and Gaming Corporation were recorded within current portion of right-of-use operating lease obligations and due to Ontario Lottery and Gaming Corporation. This change was accounted for as a lease modification and, accordingly, as of June 18, 2021, resulted in a reduction in right-of-use operating lease assets of $55.9 million and corresponding reductions in current portion of right-of-use operating lease obligations, due to Ontario Lottery and Gaming Corporation and right-of-use operating lease obligations, net of current portion of $30.1 million, $10.4 million and $15.4 million, respectively.
Lessor
The Company leases space at its facilities to third parties. Remaining lease terms for these non-cancelable operating leases range from approximately one month to 21 years. Rental income under these lease agreements is fixed and/or variable

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

based on percentage of tenant sales or periodic adjustments for inflation. Rental income is recorded within hotel and retail, entertainment and other revenues. For instances in which the Company is the lessor, and the class of underlying asset represents retail space, the Company accounts for both the lease and non-lease components, such as common area maintenance and tenant services, as a single lease component. In all other instances, non-lease components are accounted for separately in accordance with applicable guidance, most commonly ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”.
Lease income consists of the following (in thousands):

	For the Fiscal Years Ended
	September 30, 2021		September 30, 2020
	Hotel	Retail, Entertainment and Other	Hotel	Retail, Entertainment and Other
Fixed rent	$53,904	$5,226	$42,473	$7,160
Variable rent	—	5,314	—	4,176
Total	$53,904	$10,540	$42,473	$11,336

Future fixed rental income that the Company expects to earn under non-cancelable operating leases, exclusive of amounts under contingent escalated rent clauses, is as follows (in thousands):

Fiscal years:	Operating Leases Fixed Rental Income
2022	$5,281
2023	4,634
2024	4,214
2025	2,956
2026	2,599
Thereafter	5,617
Total	$25,301

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
    The portions of Mohegan Sun, including the Sky Hotel Tower and the Earth Expo & Convention Center, and Mohegan Sun Pocono that are leased to third parties under operating leases are recorded within property and equipment, net as follows (in thousands):

	September 30, 2021	September 30, 2020
Property and equipment, at cost	$491,673	$484,143
Less: accumulated depreciation	(218,873)	(198,080)
Property and equipment, net	$272,800	$286,063

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12—RELATED PARTY TRANSACTIONS:
Services
The Mohegan Tribe provides certain governmental and administrative services to the Company. The Company incurred expenses for such services totaling $26.5 million, $22.9 million and $33.2 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
The Company purchases most of its utilities, including electricity, gas, water and waste water services, from an instrumentality of the Mohegan Tribe. The Company incurred costs for such utilities totaling $16.9 million, $15.5 million and $19.3 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
Leases
The Company leases the land on which Mohegan Sun is located from the Mohegan Tribe under a long-term lease agreement. The current term of 25 years, which commenced in October 2016, is renewable by the Company for an additional 25 years upon expiration. The lease agreement requires the Company to make a nominal annual rental payment.
    The Company also leases the Earth Hotel Tower from a subsidiary of the Mohegan Tribe. The Company incurred rental expense relating to this lease totaling $8.6 million for each of the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
NOTE 13—EMPLOYEE BENEFIT PLANS:
The Company offers a retirement savings plan for its employees under Section 401(k) and Section 401(a) of the Internal Revenue Code (the “Mohegan Retirement and 401(k) Plan”). As of September 30, 2021, the Company made discretionary matching contributions of 50%, up to the first 3% of participants’ eligible compensation contributed to the 401(k) portion of the plan. The Company temporarily suspended its discretionary matching contributions from April 13, 2020 through July 27, 2020 in an effort to reduce costs to mitigate the operating and financial impact of COVID-19. The Company contributed $2.1 million, $1.5 million and $2.4 million, net of forfeitures, to the Mohegan Retirement and 401(k) Plan for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
The Company, together with the Mohegan Tribe, offers a non-qualified deferred compensation plan for certain key employees (the “Mohegan Deferred Compensation Plan”). As of September 30, 2021 and 2020, the balance under the Mohegan Deferred Compensation Plan totaled $11.4 million and $10.7 million, respectively. The related asset and liability are recorded within other current assets and other current liabilities, respectively.
    The Company, together with the Mohegan Tribe, offers a benefit plan for certain eligible employees (the “Mohegan Benefit Plan”). The Mohegan Benefit Plan is sponsored by the Mohegan Tribe for the benefit of participants who authorize the purchase of life insurance policies as a means of providing certain life insurance benefits to the participants and their spouses as joint insured. As of September 30, 2021 and 2020, the balance under the Mohegan Benefit Plan totaled $7.0 million and $6.4 million, respectively, and is recorded within other assets, net.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14—INCOME TAXES:
Similar to other sovereign governments, the Mohegan Tribe and its entities, including the Company, are not subject to United States federal income taxes. However, MGE Niagara is subject to income taxes in Ontario, Canada, and certain of the Company's non-tribal entities are subject to income taxes in various state and local jurisdictions within the United States.
The components of income (loss) before income tax are as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2021	September 30, 2020	September 30, 2019
Domestic	$57,138	$(124,227)	$3,909
Foreign	(56,138)	(44,483)	(5,256)
Income (loss) before income tax	$1,000	$(168,710)	$(1,347)
The components of income tax are as follows (in thousands):

	For the Fiscal Years Ended
	September 30, 2021	September 30, 2020	September 30, 2019
Current:
Federal	$—	$—	$—
State	(325)	(355)	(392)
Foreign	—	—	—
Total	(325)	(355)	(392)
Non-current:
Federal	—	—	—
State	—	—	—
Foreign	6,678	7,049	(637)
Total	6,678	7,049	(637)
Income tax benefit (provision)	$6,353	$6,694	$(1,029)
    The components of deferred income tax benefit or provision result from various temporary differences and relate to items included in the consolidated statements of income or loss. The tax effect of these temporary differences are recorded within deferred income tax assets or liabilities as follows (in thousands):

	September 30, 2021	September 30, 2020
Deferred income tax assets:
Canadian net operating loss carryforward	$26,188	$33,364
Right-of-use lease liabilities	92,243	95,589
Accumulated book depreciation in excess of tax depreciation	8,336	6,969
Other	29	158
Total	126,796	136,080
Deferred income tax liabilities:
Casino Operating and Services Agreement customer contract asset	(31,685)	(34,251)
Right-of-use lease assets	(81,656)	(95,454)
Other	(127)	—
Total	(113,468)	(129,705)
Deferred income tax asset (1)	$13,328	$6,375
 __________
(1)Recorded within other assets, net.
    MGE Niagara generated taxable income of $41.6 million for Canadian tax purposes for the fiscal year ended September 30, 2021. This net operating income will be offset by past net operating losses. The remaining loss carryforward of $98.8 million will be available to offset future taxable income through March 31, 2041.

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

	For the Fiscal Years Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2019
Net revenues:
Mohegan Sun	$816,376	$715,674	$992,043
Mohegan Sun Pocono	221,479	181,160	251,054
MGE Niagara Resorts	99,202	180,025	112,525
Management, development and other	70,009	37,189	33,349
All other	18,780	—	—
Corporate	3,247	741	1,001
Inter-segment	(260)	173	(1,162)
Total	$1,228,833	$1,114,962	$1,388,810

Income (loss) from operations:
Mohegan Sun	$202,311	$128,449	$156,276
Mohegan Sun Pocono (1) (2)	32,534	(115,073)	(5,253)
MGE Niagara Resorts	(22,638)	(24,676)	7,368
Management, development and other	17,162	1,585	1,152
All other	(1,534)	—	—
Corporate	(43,358)	(23,439)	(22,161)
Inter-segment	(20)	(63)	(920)
Total	$184,457	$(33,217)	$136,462
__________
(1)Includes a $126.6 million impairment charge related to Mohegan Sun Pocono's intangible assets in fiscal 2020.
(2)Includes a $39.5 million impairment charge related to Mohegan Sun Pocono's goodwill in fiscal 2019.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Fiscal Years Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2019
Capital expenditures incurred:
Mohegan Sun	$23,250	$17,600	$30,931
Mohegan Sun Pocono	6,063	3,559	6,526
MGE Niagara Resorts	14,079	17,799	3,389
Management, development and other	7,773	137,171	40,114
All other	88,725	—	—
Corporate	307	545	34
Total	$140,197	$176,674	$80,994

(in thousands)	September 30, 2021	September 30, 2020
Total assets:
Mohegan Sun	$1,267,538	$1,271,435
Mohegan Sun Pocono	408,187	409,630
MGE Niagara Resorts	561,812	581,562
Management, development and other	407,831	423,313
All other	98,945	—
Corporate	996,040	992,874
Inter-segment	(1,010,476)	(971,626)
Total	$2,729,877	$2,707,188

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16—COMMITMENTS AND CONTINGENCIES:
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
MGE Niagara Casino Operating and Services Agreement Thresholds
    MGE Niagara operates the MGE Niagara Resorts under the terms of a 21-year Casino Operating and Services Agreement with the Ontario Lottery and Gaming Corporation. Annual Threshold amounts under the Casino Operating and Services Agreement are contractually established and vary from year to year. If gaming revenues are less than the Threshold for any given year, the Company is obligated to make a payment to cover the related shortfall (refer to Note 2).
Mohegan Sun Las Vegas Lease
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
Purchase and Other Contractual Obligations
    As of September 30, 2021, the Company was contractually committed to purchase goods and services totaling $28.3 million, of which $15.8 million is expected to be incurred in fiscal 2022.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17—SUBSEQUENT EVENTS:
Project Inspire Financing Arrangements
Project Financing
On November 29, 2021, Inspire Integrated Resort made its first draw, in the amount of 208.0 billion Korean won, under a loan agreement (the “Inspire Loan Agreement”), dated September 24, 2021, with the banks and financial institutions as lenders thereto (each, a “Lender” and, collectively, the “Lenders”), Kookmin Bank Co., Ltd. as the facility agent and the other parties thereto. The Inspire Loan Agreement provides for a loan commitment of up to 1.04 trillion Korean won (the “Inspire Credit Facility”), comprising of a 740.0 billion Korean won tranche A credit facility (the “Inspire Tranche A Facility”) and a 300.0 billion Korean won tranche B credit facility (the “Inspire Tranche B Facility”). The Inspire Credit Facility will be used to pay for the construction, operation, financial and other project costs in connection with Project Inspire.
The Inspire Credit Facility matures on the date that is 48 months after the date of the first draw under the Inspire Credit Facility.
Mandatory prepayments are required under the Inspire Credit Facility in connection with (i) certain specified asset dispositions and (ii) receipt of insurance proceeds, without prepayment fee. The Inspire Credit Facility may not be voluntarily prepaid in whole or in part until one year after the date of the first draw under the Inspire Credit Facility. After such date, any voluntary prepayment shall include a prepayment fee as follows: (x) prior to the completion of construction of Project Inspire, 1.0% of the principal amount of the Inspire Credit Facility to be prepaid and (y) after the completion of construction, 0.1% of the principal amount of the Inspire Credit Facility to be prepaid.
Loans outstanding under the Inspire Tranche A Facility bear interest at a fixed rate of 5.4% per annum or a floating rate equal to the sum of a base rate and an applicable margin. Loans outstanding under the Inspire Tranche B Facility bear interest at a fixed rate of 7.0% per annum or a floating rate equal to the sum of a base rate and an applicable margin. The base rate for floating rate loans equals the final quotation yield rate for Korean won denominated negotiable certificates of deposit having a maturity of 91 days as announced by the Korean Financial Investment Association on the applicable interest rate decision date. The applicable margin for floating rate loans equals: (i) for Inspire Tranche A Facility loans, the rate obtained by deducting the base rate applied in the initial interest period from 5.4% per annum and (ii) for Inspire Tranche B Facility loans, the rate obtained by deducting the base rate applied in the initial interest period from 7.0% per annum. The Inspire Credit Facility includes an interest reserve whereby a portion of loan proceeds is reserved for payment of interest. Interest on Inspire Tranche A Facility loans is fully reserved and interest on Inspire Tranche B Facility loans is reserved for 36 months. If any portion of the Inspire Credit Facility is undrawn, Inspire Integrated Resort is required to pay a commitment fee to each Lender on the last day of each interest period, which accrues at a rate per annum equal to 0.3% of the amount not drawn from the loan commitment of such Lender as of that date.
All obligations of Inspire Integrated Resort are secured by liens on substantially all assets of, and the equity interests in, Inspire Integrated Resort as of the execution date or acquired thereafter and certain assets related thereto, in each case, subject to certain exceptions and limitations described in the Inspire Loan Agreement.
The Inspire Loan Agreement contains certain customary covenants applicable to Inspire Integrated Resort, including covenants governing: incurrence of indebtedness, incurrence of liens, investments, mergers or consolidations, asset sales, acquisition of assets, the payment of dividends and other distributions and affiliate transactions. In addition, the Inspire Loan Agreement contains other covenants, representations and warranties and events of default that are customary for financing transactions of this type.
In connection with the Inspire Loan Agreement, the Company entered into a credit enhancement support agreement to provide up to $100.0 million credit enhancement support for Inspire Integrated Resort’s payment of principal, interest and other sums due under the Inspire Loan Agreement.
Inspire Mezzanine Facility
On November 24, 2021 (the “Utilisation Date”), MGE Korea Limited (“MGE Korea”), an indirect wholly-owned subsidiary of the Company, received funding in the amount of $275.0 million under a secured mezzanine term loan facility agreement (the “Inspire Mezzanine Facility”), dated November 4, 2021, among (including others) MGE Korea, as borrower, the financial institutions listed therein (collectively, the “Mezzanine Lenders”) and Serica Agency Limited, as facility agent and security agent. The Inspire Mezzanine Facility was primarily used to make a capital contribution to Inspire Integrated Resort for the purpose of partially funding the development of Project Inspire.
The final maturity date under the Inspire Mezzanine Facility is 66 months from and including the Utilisation Date.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Inspire Mezzanine Facility bears payment-in-kind interest at a rate of 17.0% per annum, to be compounded and capitalized at the end of each quarter, or paid in cash if so elected by MGE Korea.
If the Inspire Mezzanine Facility is either voluntarily prepaid or certain mandatory prepayment events are triggered, or if it is repaid following a notice of acceleration, MGE Korea must pay the Mezzanine Lenders a prepayment fee as follows: (i) if the prepayment or repayment occurs during the first three years after the Utilisation Date, the prepayment fee will be equal to an amount such that the aggregate of (x) such prepayment fee and (y) the principal amount of the Inspire Mezzanine Facility so prepaid will be an amount equal to a multiple of 1.65x the principal amount of the Inspire Mezzanine Facility so prepaid and (ii) if the prepayment or repayment occurs after the third anniversary of the Utilisation Date, the prepayment fee will be equal to an amount such that the aggregate of (x) such prepayment fee and (y) the principal amount of the Inspire Mezzanine Facility so prepaid will be an amount yielding an 18.0% per annum internal rate of return on the amount so prepaid.
The Inspire Mezzanine Facility is secured by a fixed charge over 100% of MGE Korea’s share capital and a debenture over the assets of MGE Korea (save for the share capital MGE Korea holds in Inspire Integrated Resort, for so long as it is pledged to secure Inspire Integrated Resort’s project financing debt).
The Inspire Mezzanine Facility contains certain customary covenants, including covenants governing: incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, disposals, acquisitions and investments, arm’s length transactions, mergers and the development and management of Project Inspire. In addition, the Inspire Mezzanine Facility includes financial maintenance covenants pertaining to net leverage and debt service coverage and contains a requirement that Inspire Integrated Resort maintain a minimum cash balance in the amounts set forth in the Inspire Mezzanine Facility. The Inspire Mezzanine Facility also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations.
Inspire Warrants
In connection with the Inspire Mezzanine Facility, MGE Korea Holding III Limited (“MGE Korea Holding III”), the direct parent of MGE Korea and an indirect wholly-owned subsidiary of the Company, entered into a warrant agreement (the “Inspire Warrant Agreement”), dated November 4, 2021, among (including others) MGE Korea Holding III, BCC Inspire Aggregator, L.P. (“BCC”) and Royale SS II Ltd. (“Royale” and, together with BCC and any other person who holds warrants from time to time, the “Warrantholders”) to issue detachable warrants (the “Inspire Warrants”). Under the Inspire Warrant Agreement, the Warrantholders, as applicable, may subscribe in cash for shares as follows: (i) up to a total of 3,200 shares in the capital of MGE Korea Holding III to BCC and (ii) up to a total of 1,200 shares in the capital of MGE Korea Holding III to Royale, at an initial exercise price of $0.01 per share. As of the Utilisation Date, the Inspire Warrants collectively represented 22.0% of all of the fully-diluted share capital of MGE Korea Holding III.
The Inspire Warrants are exercisable: (i) at any time from the third anniversary of the Utilisation Date until the tenth anniversary of the Utilisation Date, without condition or (ii) at any time from the Utilisation Date until the tenth anniversary of the Utilisation Date, such exercise being conditional upon an Exit Event (a Qualified IPO or a Trade Sale as such terms are defined under the Inspire Warrant Agreement) occurring or any dividend, distribution, payment or return of an income or capital nature in respect of MGE Korea Holding III’s shares being made. Upon the earlier of (x) the tenth anniversary of the Utilisation Date and (y) the consummation of an Exit Event, all unexercised Inspire Warrants will expire and the rights of the holders of such Inspire Warrants to purchase shares in MGE Korea Holding III will terminate.
In the event of an Exit Event or the exercise of the Warrantholder Tag Along Right (as defined under the Inspire Warrant Agreement) where a subsidiary of MGE Korea Holding III (“Substitution Entity”) is the subject of such Exit Event or Warrantholder Tag Along Right (as applicable), the Warrantholders or holders of shares in MGE Korea Holding III that have been issued upon the exercise of the Inspire Warrants (“Exercise Shareholders”) may request that all (but not less than all) the Inspire Warrants and/or shares held by all the Warrantholder or Exercise Shareholders be substituted for duly authorized, validly issued, fully paid and non-assessable common shares of the Substitution Entity (“Substitution Transaction”).
Other than as set forth in the Inspire Warrant Agreement, Warrantholders shall not have, nor may exercise, any rights held by holders of shares in the capital of the MGE Korea Holding III to vote or to receive dividends and other distributions solely by virtue thereof as a holder of Inspire Warrants. Any Warrantholder or shareholder of MGE Korea Holding III shall enjoy pre-emptive rights in relation to any proposed issuances of equity securities by MGE Korea Holding III or certain entities affiliated with MGE Korea Holding III (as set forth in the Inspire Warrant Agreement), subject to customary exceptions.
BCC (for so long as it holds 10% or more of aggregate number of shares underlying the Inspire Warrants) or the Warrantholders and Exercise Shareholders who hold more than 50% of the shares underlying the Inspire Warrants (at any point after BCC holds less than 10% of the aggregate number of shares underlying the Inspire Warrants) (“Put Holder”) shall have a right, as applicable, to require the direct parent of MGE Korea Holding III (“Parent”) to purchase all of the unexercised Inspire

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Warrants that it holds at certain relevant times (the “Put Option”). The Parent shall have a right to require the Warrantholders to sell to it all of the unexercised Inspire Warrants that the Warrantholders hold at certain relevant times (the “Call Option”). Both the Put Option and the Call Option are exercisable at any time in the period from (and including) the date six years and six months after the Utilisation Date until the tenth anniversary of the Utilisation Date. The aggregate cash purchase price for both the Put Option and the Call Option shall be equal to the higher of: (i) the fair market value of the relevant unexercised Inspire Warrants and (ii) $110.0 million, multiplied by a fraction, the numerator of which is the number of the relevant unexercised Inspire Warrants and the denominator of which is the total number of Inspire Warrants. In addition, if there is a Substitution Transaction but there is a failure of the Exit Event to occur within certain time periods, the Put Option and the Call Option are exercisable in relation to the shares in the Substitution Entity. If the Parent fails to purchase all of the unexercised Inspire Warrants pursuant to the Put Option, the Put Holder shall have the right to sell, and require the Parent to sell, all (but not less than all) of their respective equity securities in MGE Korea Holding III to a third-party buyer.
The number of shares in MGE Korea Holding III for which the Inspire Warrants are exercisable, and the applicable exercise price thereof, are subject to adjustment from time to time upon certain events as further described in the Inspire Warrant Agreement. The Warrants are subject to customary tag along and drag along rights, as well as a right of first refusal/right of first offer over certain equity transfers.

MOHEGAN TRIBAL GAMING AUTHORITY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2021, 2020 and 2019
(in thousands)

	Column A	Column B	Column C	Column D
	Balances at Beginning of Year	Charges to Costs and Expenses	Deductions from Reserves	Balances at End of Year
Description:
Fiscal Year ended September 30, 2021
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$16,313	$4,709	$1,655	$19,367
Fiscal Year ended September 30, 2020
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$11,715	$4,592	$(6)	$16,313
Fiscal Year ended September 30, 2019
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$12,265	$976	$1,526	$11,715

S-1