Form 10-Q
period 2021-12-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2022-02-09
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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

MOHEGAN TRIBAL GAMING AUTHORITY

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements
MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31, 2021	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$154,855	$149,822
Restricted cash and cash equivalents	3,526	5,259
Accounts receivable, net	44,718	40,772
Inventories	19,233	18,455
Due from Ontario Lottery and Gaming Corporation	10,707	16,711
Contract asset	32,554	32,665
Other current assets	56,618	56,466
Total current assets	322,211	320,150
Restricted cash and cash equivalents	281,201	9,616
Property and equipment, net	1,587,311	1,531,619
Right-of-use assets	359,807	362,008
Intangible assets, net	314,043	327,255
Contract asset, net of current portion	80,765	87,262
Notes receivable	2,514	2,514
Other assets, net	82,702	89,453
Total assets	$3,030,554	$2,729,877
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$75,707	$80,276
Current portion of finance lease obligations	4,887	5,836
Current portion of operating lease obligations	8,244	9,616
Trade payables	15,547	23,675
Accrued payroll	54,920	53,352
Construction payables	20,069	53,120
Accrued interest payable	52,290	37,546
Due to Ontario Lottery and Gaming Corporation	21,367	22,253
Other current liabilities	160,418	159,802
Total current liabilities	413,449	445,476
Long-term debt, net of current portion	2,135,092	1,858,478
Finance lease obligations, net of current portion	110,452	109,189
Operating lease obligations, net of current portion	409,282	410,090
Warrants and put option liabilities	84,771	—
Accrued payroll	—	3,529
Other long-term liabilities	41,675	36,357
Total liabilities	3,194,721	2,863,119
Commitments and Contingencies
Capital:
Retained deficit	(159,107)	(133,087)
Accumulated other comprehensive loss	(7,041)	(2,065)
Total capital attributable to Mohegan Tribal Gaming Authority	(166,148)	(135,152)
Non-controlling interests	1,981	1,910
Total capital	(164,167)	(133,242)
Total liabilities and capital	$3,030,554	$2,729,877
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	December 31, 2021	December 31, 2020
Revenues:
Gaming	$285,729	$173,201
Food and beverage	31,619	11,040
Hotel	29,873	16,524
Retail, entertainment and other	54,742	30,016
Net revenues	401,963	230,781
Operating costs and expenses:
Gaming, including related party transactions of $809 and $799, respectively	147,783	98,499
Food and beverage	26,335	11,486
Hotel, including related party transactions of $2,161 and $2,161, respectively	11,189	8,792
Retail, entertainment and other	22,008	7,293
Advertising, general and administrative, including related party transactions of $11,326 and $10,180, respectively	75,789	48,714
Corporate, including related party transactions of $1,716 and $1,748, respectively	21,404	11,105
Depreciation and amortization	25,423	25,974
Impairment of tangible assets	17,679	—
Impairment of intangible assets	12,869	—
Other, net	6,289	8,308
Total operating costs and expenses	366,768	220,171
Income from operations	35,195	10,610
Other income (expense):
Interest income	113	(2)
Interest expense, net	(44,831)	(41,885)
Loss on modification of debt	—	(72)
Other, net	(791)	1,023
Total other expense	(45,509)	(40,936)
Loss before income tax	(10,314)	(30,326)
Income tax benefit (provision)	(1,295)	3,565
Net loss	(11,609)	(26,761)
(Income) loss attributable to non-controlling interests	(71)	140
Net loss attributable to Mohegan Tribal Gaming Authority	(11,680)	(26,621)
Comprehensive loss:
Foreign currency translation adjustment	(4,976)	20,977
Other comprehensive income (loss)	(4,976)	20,977
Other comprehensive income attributable to non-controlling interests	—	(1,376)
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	(4,976)	19,601
Comprehensive loss attributable to Mohegan Tribal Gaming Authority	$(16,656)	$(7,020)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Capital Attributable to Mohegan Tribal Gaming Authority	Non-controlling Interests	Total Capital
Balance, September 30, 2021	$(133,087)	$(2,065)	$(135,152)	$1,910	$(133,242)
Net income (loss)	(11,680)	—	(11,680)	71	(11,609)
Foreign currency translation adjustment	—	(4,976)	(4,976)	—	(4,976)
Distributions to Mohegan Tribe	(14,000)	—	(14,000)	—	(14,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(340)	—	(340)	—	(340)
Balance, December 31, 2021	$(159,107)	$(7,041)	$(166,148)	$1,981	$(164,167)

Balance, September 30, 2020	$(75,692)	$223	$(75,469)	$7,480	$(67,989)
Net loss	(26,621)	—	(26,621)	(140)	(26,761)
Foreign currency translation adjustment	—	19,601	19,601	1,376	20,977
Distributions to Mohegan Tribe	(12,000)	—	(12,000)	—	(12,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(261)	—	(261)	—	(261)
Other	—	—	—	(7,568)	(7,568)
Balance, December 31, 2020	$(114,574)	$19,824	$(94,750)	$1,148	$(93,602)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	December 31, 2021	December 31, 2020
Cash flows provided by (used in) operating activities:
Net loss	$(11,609)	$(26,761)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	25,423	25,974
Non-cash operating lease expense	2,348	3,060
Accretion of discounts	786	293
Amortization of discounts and debt issuance costs	3,859	6,402
Provision for losses on receivables	1,798	2,107
Deferred income taxes	1,214	(3,685)
Impairment charges	30,548	—
Other, net	43	(4,323)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,793)	(9,744)
Inventories	(775)	(515)
Due from Ontario Lottery and Gaming Corporation	6,228	(178)
Contract asset	6,381	828
Other assets	4,152	3,768
Trade payables	(8,222)	(1,655)
Accrued interest payable	10,769	(9,984)
Due to Ontario Lottery and Gaming Corporation	(827)	1,945
Operating lease obligations	(2,337)	4,142
Other liabilities	11,398	(15,072)
Net cash flows provided by (used in) operating activities	75,384	(23,398)
Cash flows used in investing activities:
Purchases of property and equipment	(127,750)	(18,568)
Investments related to the Inspire Korea project	(5,611)	—
Other, net	(2,785)	26
Net cash flows used in investing activities	(136,146)	(18,542)
Cash flows provided by financing activities:
Proceeds from revolving credit facilities	341,075	156,287
Repayments on revolving credit facilities	(361,089)	(106,287)
Proceeds from issuance of long-term debt	450,623	48,108
Repayments of long-term debt	(8,120)	(18,555)
Payments on finance lease obligations	(1,937)	(226)
Distributions to affiliates	(14,340)	(12,261)
Payments of financing fees	(65,050)	(118)
Other, net	(2,267)	(1,000)
Net cash flows provided by financing activities	338,895	65,948
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	278,133	24,008
Effect of exchange rate on cash, cash equivalents, restricted cash and restricted cash equivalents	(3,248)	2,091
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	164,697	142,069
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$439,582	$168,168

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the condensed consolidated balance sheets:
Cash and cash equivalents	$154,855	$144,515
Restricted cash and cash equivalents, current	3,526	2,634
Restricted cash and cash equivalents, non-current	281,201	21,019
Cash, cash equivalents, restricted cash and restricted cash equivalents	$439,582	$168,168
Supplemental disclosures:
Cash paid for interest	$26,485	$45,397
Non-cash transaction:

Right-of-use assets and obligations	$—	$3
Finance lease assets and obligations	$—	$441
Increase in construction payables	$—	$32,364
Prior senior secured credit facility reduction	$—	$10,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Organization and Basis of Presentation
Organization
The Mohegan Tribal Gaming Authority d/b/a Mohegan Gaming & Entertainment (the “Company,” “we,” “us,” or “our”) was established by the Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe”) in July 1995. We have the exclusive authority to conduct and regulate gaming activities for the Mohegan Tribe on tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Mohegan Tribe is a sovereign Indian nation with independent legal jurisdiction over its people and land.
We are primarily engaged in the ownership, operation and development of integrated entertainment facilities. We currently own two facilities in the United States and operate five facilities in the United States and Canada. We are also currently developing a facility in South Korea, the Inspire Entertainment Resort located adjacent to the Incheon International Airport (“Inspire Korea”).
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including our operations. In March 2020, we temporarily suspended operations at our properties in the United States and Canada to ensure the health and safety of our employees, guests and the surrounding communities in which we operate, consistent with directives from various governmental bodies. All of our properties in the United States were reopened by July 2020. Our properties in Canada reopened in July 2021, but were temporarily closed again from January 5, 2022 through January 30, 2022 due to the recent resurgence of COVID-19.
COVID-19 has had a significant impact on our operations, the full extent of which depends on future developments which are highly uncertain and cannot be predicted with confidence. Such developments include the following:
•the duration of COVID-19 or the extent of any resurgence or variants of COVID-19;
•the manner in which our guests, suppliers and other third parties respond to COVID-19, including the perception of safety and health measures we implemented;
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by US GAAP. All adjustments, including normal recurring accruals and adjustments, necessary for a fair statement of our operating results for the interim period, have been included.
Our results for the three months ended December 31, 2021 are not indicative of operating results expected for the entire fiscal year, particularly given the impact of COVID-19 as discussed above.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The preparation of financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities.
Similar to other sovereign governments, the Mohegan Tribe and its entities, including the Company, are not subject to United States federal income taxes. However, certain of our non-tribal entities are subject to income taxes in various state and local jurisdictions within the United States and in Canada.
Inspire Korea
The initial phase of Inspire Korea primarily consists of an integrated entertainment resort. Design and construction work was temporarily paused in September 2020 while we were in the process of securing the necessary financing for the project, which was completed in November 2021 (see Note 2). During this temporary pause in construction, Inspire Korea obtained approval to modify its development plan and adjust the timing of a future sub-phase of this initial phase of the project.
On December 27, 2021, Inspire Korea elected to terminate a licensing arrangement for a previously-planned sub-phase and discontinue related design work. As a result, we recognized an intangible asset impairment of $12.9 million related to the licensing arrangement and a tangible asset impairment of $17.7 million on related construction in progress.
Recently Issued Accounting Pronouncements
ASU 2019-12
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies various aspects related to the accounting for income taxes. This new standard removes certain exceptions to the general principles in ASU 2019-12 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 was effective for annual reporting periods beginning after December 15, 2020. There was no effect on the Company’s financial statements from adopting this new standard.
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
ASU 2021-10
In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”), which requires business entities to provide certain disclosures about government transactions that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance. ASU 2021-10 is effective for annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the effect ASU 2021-10 will have on its disclosures.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Note 2 — Long-Term Debt

	December 31, 2021			September 30, 2021
(in thousands)	Final Maturity	Face Value	Book Value	Book Value
New Senior Secured Credit Facility	2023	$27,000	$27,000	$27,000
Line of Credit	2023	13,929	13,929	20,227
2021 8% Senior Secured Notes	2026	1,175,000	1,158,569	1,157,731
2016 7 7/8% Senior Unsecured Notes	2024	500,000	494,067	493,599
MGE Niagara Credit Facility
Revolving	2024	11,811	11,811	27,534
Swingline	2024	6,655	6,655	4,333
Term Loan	2024	68,898	68,124	68,965
MGE Niagara Convertible Debenture	2040	31,496	31,496	31,468
Inspire Korea Credit Facility	2025	174,961	116,126	—
MGE Korea Term Loan	2027	275,000	180,615	—
Mohegan Expo Credit Facility	2022	25,286	25,181	25,697
Guaranteed Credit Facility	2023	27,125	26,626	27,208
Redemption Note Payable	2024	56,100	48,861	53,130
Other	Varies	1,739	1,739	1,862
Long-term debt		2,395,000	2,210,799	1,938,754
Current portion of long-term debt		(75,812)	(75,707)	(80,276)
Long-term debt, net of current portion		$2,319,188	$2,135,092	$1,858,478

Fair value		$2,361,492
Unamortized discounts and debt issuance costs			$184,201	$34,022
Inspire Korea Financing
Inspire Korea Credit Facility
On September 24, 2021, Inspire Korea entered into a loan agreement providing for a loan commitment of up to 1.04 trillion Korean won (“KRW”) in two tranches (the “Inspire Korea Credit Facility”), comprised of a 740.0 billion KRW credit facility (the “Tranche A Facility”) and a 300.0 billion KRW credit facility (the “Tranche B Facility”). The Inspire Korea Credit Facility will be used to pay for the construction, operation, financial and other project costs in connection with Inspire Korea (see Note 1). All obligations under the Inspire Korea Credit Facility are secured by liens on substantially all assets of, and equity interests in, Inspire Korea (subject to certain exceptions and limitations). The Inspire Korea Credit Facility matures 48 months after the date of the first draw, which was November 29, 2021.

Inspire Korea Credit Facility Summary

	September 30, 2021			December 31, 2021
	Total Capacity			Outstanding Borrowings (Face Value)
(in millions)	KRW		USD	KRW		USD
Tranche A Facility	₩	740,000.0	$625.1	₩	148,000.0	$124.5
Tranche B Facility	₩	300,000.0	$253.4	₩	60,000.0	$50.5
Total	₩	1,040,000.0	$878.5	₩	208,000.0	$175.0

Mandatory prepayments are required under the Inspire Korea Credit Facility in connection with certain specified asset dispositions or receipt of insurance proceeds, without a prepayment fee. The Inspire Korea Credit Facility may not be voluntarily prepaid in whole or in part until one year after the date of the first draw. After such date, any voluntary prepayment requires a prepayment fee as defined in the Inspire Korea Credit Facility agreement.
Loans outstanding under the Tranche A Facility bear interest at a fixed rate of 5.4% per annum or a floating rate equal to the sum of a base rate and an applicable margin (as defined in the Inspire Korea Credit Facility agreement). Loans outstanding under the Tranche B Facility bear interest at a fixed rate of 7.0% per annum or a floating rate equal to the sum of a base rate and an applicable margin (as defined in the Inspire Korea Credit Facility agreement). The Inspire Korea Credit Facility includes an

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

interest reserve whereby a portion of loan proceeds is reserved for payment of interest. Interest on Tranche A Facility loans is fully reserved and interest on Tranche B Facility loans is reserved for 36 months. If any portion of the Inspire Korea Credit Facility is undrawn, Inspire Korea is required to pay a 0.3% commitment fee on the undrawn amount.
The Inspire Korea Credit Facility contains certain customary covenants applicable to Inspire Korea, including covenants governing: incurrence of indebtedness, incurrence of liens, investments, mergers or consolidations, asset sales, acquisitions of assets, the payment of dividends and other distributions and affiliate transactions. In addition, the Inspire Korea Credit Facility includes other covenants, representations and warranties and events of default that are customary for financing transactions of this type.
In connection with the Inspire Korea Credit Facility, the Company entered into a credit enhancement support agreement to provide up to $100.0 million credit enhancement support for Inspire Korea’s payment of principal, interest and other sums due under the Inspire Korea Credit Facility.

The Company incurred $59.0 million in costs in connection with this transaction. These debt issuance costs were reflected as a debt discount and will be amortized over the term of the Inspire Korea Credit Facility using the effective interest method.
MGE Korea Term Loan
On November 4, 2021, MGE Korea Limited (“MGE Korea”), an indirect wholly-owned subsidiary of the Company and parent company of Inspire Korea, entered into a $275.0 million secured term loan facility agreement (the “MGE Korea Term Loan”). MGE Korea received funding from the MGE Korea Term Loan on November 24, 2021 (the “Utilisation Date”). The MGE Korea Term Loan was primarily used to make a capital contribution to Inspire Korea in order to partially fund construction-related costs for Inspire Korea. The MGE Korea Term Loan matures 66 months after the Utilisation Date.
The MGE Korea Term Loan bears payment-in-kind interest at a rate of 17.0% per annum, to be compounded and capitalized at the end of each quarter, or paid in cash if so elected by MGE Korea.
If the MGE Korea Term Loan is voluntarily prepaid, if certain mandatory prepayment events are triggered or if it is repaid following a notice of acceleration, MGE Korea must pay a prepayment fee (as defined in the MGE Korea Term Loan agreement). The MGE Korea Term Loan is secured by a fixed charge over 100% of MGE Korea’s share capital and a debenture over the assets of MGE Korea (subject to certain exceptions and limitations).
The MGE Korea Term Loan contains certain customary covenants, including covenants governing: incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, disposals, acquisitions and investments, arm’s length transactions, mergers and the development and management of Inspire Korea. In addition, the MGE Korea Term Loan includes financial maintenance covenants pertaining to net leverage and debt service coverage of MGE Korea and Inspire Korea, and contains a requirement that Inspire Korea maintain a minimum cash balance in the amounts set forth in the MGE Korea Term Loan. The MGE Korea Term Loan also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations.
The Company incurred $9.4 million in costs in connection with the MGE Korea Term Loan. These debt issuance costs were capitalized and will be amortized over the term of the MGE Korea Term Loan. In addition, the allocation of proceeds to the issuance of warrants and associated put option (see below) resulted in an original issue discount on the MGE Korea Term Loan of $84.8 million, which will also be amortized over the term of the MGE Korea Term Loan using the effective interest method.
MGE Korea Warrant Agreement
In connection with the MGE Korea Term Loan, on November 4, 2021, MGE Korea Holding III Limited (“MGE Korea Holding III”), the parent company of MGE Korea, entered into a warrant agreement (the “Warrant Agreement”) to issue detachable warrants (the “Warrants”). The Warrants can be converted into up to a total of 4,400 shares of capital in MGE Korea Holding III at an initial exercise price of $0.01 per share. At the time of issuance, the Warrants represented 22.0% of the fully-diluted share capital of MGE Korea Holding III.
The Warrants are generally exercisable at any time after the third anniversary of the Utilisation Date (November 2024) until the tenth anniversary of the Utilisation Date (November 2031), but may be exercised earlier upon certain triggering events defined in the Warrant Agreement. Upon the earlier of (i) the tenth anniversary of the Utilisation Date (November 2031) and (ii) the consummation of an Exit Event (as defined in the Warrant Agreement), all unexercised Warrants will expire.
Warrant holders do not have any rights held by holders of shares in the capital of MGE Korea Holding III to vote or to receive dividends and other distributions (other than as set forth in the Warrant Agreement). Warrant holders and shareholders of MGE Korea Holding III have certain preemptive rights in relation to any proposed issuance of equity securities by MGE Korea Holding III or certain affiliates (as defined in the Warrant Agreement), subject to customary exceptions.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Holders of unexercised Warrants have the right to require the parent of MGE Korea Holding III (the “Parent”) to purchase all of the unexercised Warrants that they hold at certain relevant times (the “Put Option”). In turn, the Parent has the right to require the holders of unexercised Warrants to sell all of the unexercised Warrants they hold at certain relevant times (the “Call Option”). Both the Put Option and the Call Option are exercisable at any time in the period from (and including) the date six years and six months after the Utilisation Date (May 2028) until the tenth anniversary of the Utilisation Date (November 2031). The aggregate cash purchase price for both the Put Option and the Call Option equals the higher of: (i) the fair market value of the relevant unexercised Warrants and (ii) $110.0 million, multiplied by a fraction, the numerator of which is the number of the relevant unexercised Warrants and the denominator of which is the total number of Warrants.
The Warrants and the Put Option are classified as long-term liabilities and are re-measured at their estimated fair values at each reporting date. As of December 31, 2021, the estimated fair value of the Warrants and the Put Option was $84.8 million. The estimated fair value of the Warrants and the Put Option was determined by utilizing the income approach (discounted cash flow method) and a binomial lattice model. This valuation approach utilized Level 3 inputs. The primary unobservable inputs utilized were the discount rate, which was 11.0%, and the expected volatility of the underlying stock price, which was 50.0%.
Debt issuance costs allocated to the Warrants and the Put Option totaling $4.2 million were expensed on the Utilisation Date and recorded within Corporate costs and expenses.
Note 3 — Revenue Recognition
Revenue Disaggregation
The Company is primarily engaged in the ownership, operation, management and development of integrated entertainment facilities both domestically and internationally. The Company’s current wholly-owned operations are primarily focused within Connecticut and Pennsylvania. The Company also currently operates and manages other gaming facilities elsewhere within the United States and Canada. The Company generates revenues by providing the following types of goods and services: gaming, food and beverage, hotel and retail, entertainment and other.

Revenue Disaggregation by Geographic Location

	Three Months Ended December 31, 2021
(in thousands)	Connecticut	Pennsylvania	Canada	Other
Gaming	$169,341	$57,475	$50,248	$8,665
Food and beverage	22,777	3,638	4,088	1,116
Hotel	24,891	1,563	3,421	(2)
Retail, entertainment and other (1)	34,563	1,539	5,075	13,565
Net revenues	$251,572	$64,215	$62,832	$23,344
__________
(1) Includes management and development.

	Three Months Ended December 31, 2020
(in thousands)	Connecticut	Pennsylvania	Canada	Other
Gaming	$125,025	$35,642	$12,534	$—
Food and beverage	10,205	841	—	(6)
Hotel	15,720	804	—	—
Retail, entertainment and other (1)	14,941	798	463	13,551
Net revenues	$165,891	$38,085	$12,997	$13,545
__________
(1) Includes management and development.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Lease Revenue

	Three Months Ended
	December 31, 2021		December 31, 2020
(in thousands)	Hotel	Retail, Entertainment and Other	Hotel	Retail, Entertainment and Other
Fixed rent	$17,566	$1,828	$10,398	$1,567
Variable rent	—	2,120	—	510
Total	$17,566	$3,948	$10,398	$2,077
Contract and Contract-related Assets
As of December 31, 2021 and September 30, 2021, contract assets related to the MGE Niagara Resorts Casino Operating and Services Agreement with the Ontario Lottery and Gaming Corporation totaled $113.3 million and $119.9 million, respectively.

Accounts Receivable, Net

(in thousands)	December 31, 2021	September 30, 2021
Gaming	$41,445	$37,921
Food and beverage	16	13
Hotel	3,517	3,106
Retail, entertainment and other	20,811	19,099
Accounts Receivable	65,789	60,139
Allowance for doubtful accounts	(21,071)	(19,367)
Accounts receivable, net	$44,718	$40,772
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

(in thousands)	December 31, 2021	September 30, 2021
Outstanding gaming chips and slot tickets liability	$10,938	$9,632
Loyalty points deferred revenue liability	41,484	42,663
Patron advances and other liability	24,656	30,166
Total	$77,078	$82,461
As of December 31, 2021 and September 30, 2021, customer contract liabilities related to Mohegan Sun Pocono's revenue sharing agreement with Unibet Interactive Inc. totaled $15.3 million and $15.8 million, respectively, and were primarily recorded within other long-term liabilities.
Note 4 — Segment Reporting
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

Net Revenues
	Three Months Ended
(in thousands)	December 31, 2021	December 31, 2020
Mohegan Sun	$251,572	$165,891
Mohegan Sun Pocono	64,215	38,085
MGE Niagara Resorts	62,832	12,997
Management, development and other	13,890	13,315
All other	10,165	—
Corporate	145	230
Inter-segment	(856)	263
Total	$401,963	$230,781

Income (Loss) from Operations
	Three Months Ended
(in thousands)	December 31, 2021	December 31, 2020
Mohegan Sun	$61,694	$27,247
Mohegan Sun Pocono	11,489	1,356
MGE Niagara Resorts	6,869	(12,521)
Management, development and other	(33,971)	2,073
All other	(393)	—
Corporate	(10,502)	(7,538)
Inter-segment	9	(7)
Total	$35,195	$10,610

Capital Expenditures Incurred
	Three Months Ended
(in thousands)	December 31, 2021	December 31, 2020
Mohegan Sun	$7,808	$2,657
Mohegan Sun Pocono	791	1,057
MGE Niagara Resorts	2,719	2,560
Management, development and other	83,773	9,306
All other	13	—
Corporate	7	298
Total	$95,111	$15,878

Total Assets

(in thousands)	December 31, 2021	September 30, 2021
Mohegan Sun	$1,268,321	$1,267,538
Mohegan Sun Pocono	404,499	408,187
MGE Niagara Resorts	549,255	561,812
Management, development and other	724,955	407,831
All other	102,233	98,945
Corporate	1,011,211	996,040
Inter-segment	(1,029,920)	(1,010,476)
Total	$3,030,554	$2,729,877
Note 5 — Commitments and Contingencies
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

In this filing, the words “Mohegan Gaming & Entertainment,” “MGE,” “Company,” “we,” “our” and “us” refer to the Mohegan Tribal Gaming Authority, inclusive of its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.
We also refer to (i) our Condensed Consolidated Financial Statements as our “Financial Statements,” (ii) our Condensed Consolidated Balance Sheets as our “Balance Sheets” and (iii) our Condensed Consolidated Statements of Operations and Comprehensive Income (or Loss) as our “Statements of Operations,” where applicable. Note references are to the notes to the condensed consolidated financial statements included in Item 1. Financial Statements.
The following discussion and analysis of the financial position and operating results of Mohegan Gaming & Entertainment for the three months ended December 31, 2021 and 2020 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the “September 30, 2021 10-K”).
The statements in this discussion regarding our expectations related to our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See “Cautionary Statements Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Mohegan Gaming & Entertainment was established by the Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe”) in July 1995. We have the exclusive authority to conduct and regulate gaming activities for the Mohegan Tribe on tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Mohegan Tribe is a sovereign Indian nation with independent legal jurisdiction over its people and land.
We are primarily engaged in the ownership, operation and development of integrated entertainment facilities. We currently own two facilities in the United States and operate five facilities in the United States and Canada. We are also currently developing a facility in South Korea, the Inspire Entertainment Resort located adjacent to the Incheon International Airport (“Inspire Korea”).
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including our operations. In March 2020, we temporarily suspended operations at our properties in the United States and Canada to ensure the health and safety of our employees, guests and the surrounding communities in which we operate, consistent with directives from various governmental bodies. All of our properties in the United States were reopened by July 2020. Our properties in Canada reopened in July 2021, but were temporarily closed again from January 5, 2022 through January 30, 2022 due to the recent resurgence of COVID-19.
COVID-19 has had a significant impact on our operations, the full extent of which depends on future developments which are highly uncertain and cannot be predicted with confidence. Such developments include the following:
•the duration of COVID-19 or the extent of any resurgence or variants of COVID-19;
•the manner in which our guests, suppliers and other third parties respond to COVID-19, including the perception of safety and health measures we implemented;
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

Discussion of Consolidated Operating Results
The most significant factors and trends that impacted our operating and financial performance were as follows:
•a full period of operations at most of our properties;
•a return to relatively normal operating conditions at most of our properties; and
•higher interest expense.

Consolidated Net Revenues

	Three Months Ended December 31,		Variance
(in thousands)	2021	2020	$	%
Gaming	$285,729	$173,201	$112,528	65.0%
Food and beverage	31,619	11,040	20,579	186.4%
Hotel	29,873	16,524	13,349	80.8%
Retail, entertainment and other revenue	54,742	30,016	24,726	82.4%
Total	$401,963	$230,781	171,182	74.2%

Operating Costs and Expenses

	Three Months Ended December 31,		Variance
(in thousands)	2021	2020	$	%
Gaming	$147,783	$98,499	$49,284	50.0%
Food and beverage	26,335	11,486	14,849	129.3%
Hotel	11,189	8,792	2,397	27.3%
Retail, entertainment and other revenue	22,008	7,293	14,715	201.8%
Advertising, general and administrative	75,789	48,714	27,075	55.6%
Corporate	21,404	11,105	10,299	92.7%
Depreciation and amortization	25,423	25,974	(551)	(2.1)%
Impairment of tangible assets	17,679	—	17,679	N.M.
Impairment of intangible assets	12,869	—	12,869	N.M.
Other, net	6,289	8,308	(2,019)	(24.3)%
Total	$366,768	$220,171	146,597	66.6%
__________
N.M. - Not Meaningful.

Segment Operating Results

	Three Months Ended December 31,		Variance
(in thousands)	2021	2020	$	%
Net revenues:
Mohegan Sun	$251,572	$165,891	$85,681	51.6%
Mohegan Sun Pocono	64,215	38,085	26,130	68.6%
MGE Niagara Resorts	62,832	12,997	49,835	383.4%
Management, development and other	13,890	13,315	575	4.3%
All other	10,165	—	10,165	N.M.
Corporate	145	230	(85)	(37.0)%
Inter-segment	(856)	263	(1,119)	N.M.
Total	$401,963	$230,781	171,182	74.2%

Operating costs and expenses:
Mohegan Sun	$189,878	$138,644	51,234	37.0%
Mohegan Sun Pocono	52,726	36,729	15,997	43.6%
MGE Niagara Resorts	55,963	25,518	30,445	119.3%
Management, development and other	47,861	11,242	36,619	325.7%
All other	10,558	—	10,558	N.M.
Corporate	10,647	7,768	2,879	37.1%
Inter-segment	(865)	270	(1,135)	N.M.
Total	$366,768	$220,171	146,597	66.6%
__________
N.M. - Not Meaningful.
Mohegan Sun
Revenues
Net revenues increased $85.7 million, or 51.6%, for the three months ended December 31, 2021 compared with the same period in the prior year. The growth in net revenues was due to increases in both slot and table game revenues, as well as higher non-gaming revenues. In general, these results were driven by strong overall business volumes reflecting a return to relatively normal operating conditions compared to the same period in the prior year, which was negatively impacted by various COVID-19 capacity restrictions. Slot revenues increased principally due to higher slot handle, while the increase in table game revenues reflected higher table game drop and hold percentage. Overall non-gaming revenues also benefited from a full entertainment calendar compared to the same period in the prior year in which the Mohegan Sun Arena was closed due to COVID-19.
Operating Costs and Expenses
Operating costs and expenses increased $51.2 million, or 37.0%, for the three months ended December 31, 2021 compared with the same period in the prior year. This increase primarily reflected higher overall operating costs and expenses commensurate with the return to relatively normal operating conditions and the increase in net revenues.
Mohegan Sun Pocono
Revenues
Net revenues increased $26.1 million, or 68.6%, for the three months ended December 31, 2021 compared with the same period in the prior year. The growth in net revenues was due to increases in both slot and table game revenues, as well as higher non-gaming revenues. These results benefited from a full period of operations compared to the same period in the prior year. Mohegan Sun Pocono was temporarily closed from December 12, 2020, through January 3, 2021, due to a resurgence of COVID-19 at that time.
Operating Costs and Expenses
Operating costs and expenses increased $16.0 million, or 43.6%, for the three months ended December 31, 2021 compared with the same period in the prior year. This increase primarily reflected higher overall operating costs and expenses commensurate with a full period of operations and the increase in net revenues.

MGE Niagara Resorts
Revenues
Net revenues increased $49.8 million, or 383.4%, for the three months ended December 31, 2021 compared with the same period in the prior year. These results reflect a full period of operations at the MGE Niagara Resorts during the three months ended December 31, 2021. The MGE Niagara Resorts were temporarily closed effective March 18, 2020, following the outbreak of COVID-19, and reopened on July 23, 2021 under various COVID-19 related capacity restrictions. The MGE Niagara Resorts were temporarily closed again from January 5, 2022, through January 30, 2022, due to the recent resurgence of COVID-19. Net revenues for the three months ended December 31, 2020 primarily reflect fixed service provider fees pursuant to the terms of our Casino Operating and Services Agreement with the Ontario Lottery and Gaming Corporation.
Operating Costs and Expenses
Operating costs and expenses increased $30.4 million, or 119.3%, for the three months ended December 31, 2021 compared with the same period in the prior year. This increase primarily reflected higher operating costs and expenses commensurate with the increase in net revenues, combined with increased overall costs and expenses associated with a full period of operations.
Management, Development and Other
Revenues
Net revenues increased $0.6 million, or 4.3%, for the three months ended December 31, 2021 compared with the same period in the prior year. The slight increase in net revenues was primarily driven by higher development fees from ilani Casino Resort.
Operating Costs and Expenses
Operating costs and expenses increased $36.6 million, or 325.7%, for the three months ended December 31, 2021 compared with the same period in the prior year. As described in Note 1, the increase in operating costs and expenses was primarily driven by $30.5 million in impairment charges related to Inspire Korea.
All Other
Revenues
Net revenues totaled $10.2 million for the three months ended December 31, 2021. These results represent revenues generated by Mohegan Sun Las Vegas, which opened in March 2021, and our online casino gaming and sports wagering operations, which launched in October 2021.
Operating Costs and Expenses
Operating costs and expenses totaled $10.6 million for the three months ended December 31, 2021. These results represent operating costs and expenses associated with Mohegan Sun Las Vegas and our online casino gaming and sports wagering operations.
Corporate
Revenues
Net revenues decreased $0.1 million, or 37.0%, for the three months ended December 31, 2021 compared with the same period in the prior year. The decrease in net revenues was primarily driven by lower revenues generated by our “Play 4 Fun” online gaming operations.
Operating Costs and Expenses
Operating costs and expenses increased $2.9 million, or 37.1%, for the three months ended December 31, 2021 compared with the same period in the prior year. The increase in operating costs and expenses primarily reflect higher payroll costs.

Other Income (Expense)

	Three Months Ended December 31,		Variance
(in thousands)	2021	2020	$	%
Interest income	$113	$(2)	$115	N.M.
Interest expense, net	(44,831)	(41,885)	(2,946)	(7.0)%
Loss on modification of debt	—	(72)	72	N.M.
Other, net	(791)	1,023	(1,814)	N.M.
Income tax benefit (provision)	(1,295)	3,565	(4,860)	N.M.
__________
N.M. - Not Meaningful

Interest Expense
Interest expense increased $2.9 million, or 7.0%, for the three months ended December 31, 2021 compared with the same period in the prior year. This increase was partially offset by $4.0 million in capitalized interested related to the Inspire Korea construction. The increase in interest expense was due to higher weighted average interest rate and weighted average outstanding debt. See Note 2, “Long-Term Debt,” for additional information.
Income Tax
Income tax provision for the three months ended December 31, 2021 was primarily driven by taxable income generated by the MGE Niagara Resorts compared with an income tax benefit in the same period in the prior year due to a taxable loss incurred by the MGE Niagara Resorts.
Seasonality
The gaming markets in the Northeastern United States and Niagara Falls, Canada, are seasonal in nature, with peak gaming activities often occurring during the months of May through August. Accordingly, our operating results for the three months ended December 31, 2021 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.
Liquidity and Capital Resources
Liquidity
As of December 31, 2021 and September 30, 2021, we held cash and cash equivalents of $154.9 million and $149.8 million, respectively, of which the MGE Niagara Resorts held $27.1 million and $25.1 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and impairment charges. Inclusive of letters of credit, which reduce borrowing availability, we had $220.0 million of borrowing capacity under our senior secured credit facility and line of credit as of December 31, 2021. In addition, inclusive of letters of credit, which reduce borrowing availability, the MGE Niagara Resorts had $72.1 million of borrowing capacity under the MGE Niagara revolving facility and MGE Niagara swingline facility as of December 31, 2021, based on limitations under the MGE Niagara credit agreement in place at that time due to gaming capacity restrictions.
Cash provided by operating activities increased $98.8 million, or 422.2%, to $75.4 million for the three months ended December 31, 2021 compared with cash used in operating activities of $23.4 million in the same period in the prior year. The increase in cash provided by operating activities was driven by an increase in net income due to the factors described above in Consolidated Operating Results, after factoring in non-cash items reflecting a return to relatively normal operating conditions at our properties combined with lower working capital requirements.
Cash used in investing activities increased $117.6 million, or 634.3%, to $136.1 million for the three months ended December 31, 2021 compared with $18.5 million in the same period in the prior year. The increase in cash used in investing activities was primarily driven by higher capital expenditures related to Inspire Korea.
Cash provided by financing activities increased $272.9 million, or 413.9%, to $338.9 million for the three months ended December 31, 2021 compared with $65.9 million in the same period in the prior year. The increase in cash provided by financing activities was primarily driven by additional borrowings to fund the development of Inspire Korea.
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
Critical Accounting Policies and Estimates
There has been no material change from the critical accounting policies and estimates previously disclosed in our September 30, 2021 10-K.

Cautionary Statements Regarding Forward-Looking Information
Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission (the “SEC”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to business development activities, as well as capital spending, financing sources, the effects of regulation, including gaming and tax regulation and increased competition. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, those relating to the following:
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
Additional information concerning potential factors that could affect our financial results is included in our September 30, 2021 10-K, as well as our other reports and filings with the SEC. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of December 31, 2021, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest on the basis of base rate, Eurodollar rate and Bankers’ Acceptance rate formulas, plus applicable rates, as defined under the credit facilities. Based on our variable rate outstanding debt as of December 31, 2021, a 100 basis point change in average interest rate would impact annual interest expense by approximately $2.4 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
There has been no material change from the legal proceedings previously disclosed in our September 30, 2021 10-K.

Item 1A. Risk Factors
There has been no material change from the risk factors previously disclosed in our September 30, 2021 10-K.

Item 6.    Exhibits

Exhibit No.	Description
4.1
Second Supplemental Indenture, dated as of November 1, 2021, among MGNV Holding, LLC and MGNV, LLC, the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and U.S. Bank National Association, as trustee, relating to the 8.000% Second Priority Senior Secured Notes due 2026 (filed as Exhibit 4.7 to the Mohegan Tribal Gaming Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on December 16, 2021 and incorporated by reference herein).

4.2
Second Supplemental Indenture, dated as of November 1, 2021, among MGNV Holding, LLC and MGNV, LLC, the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and U.S. Bank National Association, as trustee, relating to the 7.875% Senior Notes due 2024 (filed as Exhibit 4.8 to the Mohegan Tribal Gaming Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on December 16, 2021 and incorporated by reference herein).

10.1
Employment Agreement, dated as of October 20, 2021, and effective as of May 27, 2021, by and between the Mohegan Tribal Gaming Authority and Raymond Pineault (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority's Form 8-K/A, filed with the SEC on October 26, 2021 and incorporated by reference herein).*

10.2
Secured Term Loan Facility, dated November 4, 2021, among MGE Korea Limited, the financial institutions named therein, Serica Agency Limited as Facility Agent and Security Agent, and the other parties thereto (filed as Exhibit 10.20 to the Mohegan Tribal Gaming Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on December 16, 2021 and incorporated by reference herein).**

10.3
Warrant Agreement, dated November 4, 2021, by and among MGE Korea Holding III Limited, BCC Inspire Aggregator, L.P., Royale SS II Ltd., and the other parties thereto (filed as Exhibit 10.21 to the Mohegan Tribal Gaming Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on December 16, 2021 and incorporated by reference herein).**

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
_____________
*     Management contract or compensatory plan or arrangement.
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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	February 9, 2022	By:	/S/ RAYMOND PINEAULT
Raymond Pineault Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	February 9, 2022	By:	/S/ CAROL K. ANDERSON
Carol K. Anderson Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial Officer)