Form 10-Q
period 2022-03-31
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2022-05-12
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

MOHEGAN TRIBAL GAMING AUTHORITY

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements
MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$167,736	$149,822
Restricted cash and cash equivalents	6,854	5,259
Accounts receivable, net	41,238	40,772
Inventories	19,437	18,455
Due from Ontario Lottery and Gaming Corporation	18,884	16,711
Contract asset	37,944	32,665
Other current assets	35,270	56,466
Total current assets	327,363	320,150
Restricted cash and cash equivalents	366,107	9,616
Property and equipment, net	1,591,329	1,531,619
Right-of-use assets	333,739	362,008
Intangible assets, net	313,985	327,255
Contract asset, net of current portion	73,383	87,262
Notes receivable	2,514	2,514
Other assets, net	79,612	89,453
Total assets	$3,088,032	$2,729,877
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$66,793	$80,276
Current portion of finance lease obligations	4,685	5,836
Current portion of operating lease obligations	5,977	9,616
Trade payables	11,272	23,675
Accrued payroll	56,590	53,352
Construction payables	35,332	53,120
Accrued interest payable	39,183	37,546
Due to Ontario Lottery and Gaming Corporation	14,675	22,253
Other current liabilities	167,085	159,802
Total current liabilities	401,592	445,476
Long-term debt, net of current portion	2,243,793	1,858,478
Finance lease obligations, net of current portion	111,590	109,189
Operating lease obligations, net of current portion	388,496	410,090
Warrants and put option liabilities	90,932	—
Accrued payroll	—	3,529
Other long-term liabilities	40,574	36,357
Total liabilities	3,276,977	2,863,119
Commitments and Contingencies
Capital:
Retained deficit	(175,787)	(133,087)
Accumulated other comprehensive loss	(15,481)	(2,065)
Total capital attributable to Mohegan Tribal Gaming Authority	(191,268)	(135,152)
Non-controlling interests	2,323	1,910
Total capital	(188,945)	(133,242)
Total liabilities and capital	$3,088,032	$2,729,877
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Revenues:
Gaming	$261,494	$209,184	$547,223	$382,385
Food and beverage	28,916	13,343	60,535	24,383
Hotel	24,860	17,170	54,733	33,694
Retail, entertainment and other	43,206	38,931	97,948	68,947
Net revenues	358,476	278,628	760,439	509,409
Operating costs and expenses:
Gaming, including related party transactions of $809, $808, $1,618 and $1,607, respectively	137,244	108,567	285,027	207,066
Food and beverage	23,868	11,610	50,203	23,096
Hotel, including related party transactions of $2,161, $2,161, $4,322 and $4,322, respectively	11,249	8,189	22,438	16,981
Retail, entertainment and other	13,778	6,843	35,786	14,136
Advertising, general and administrative, including related party transactions of $13,236, $6,097, $24,562 and $16,277, respectively	71,604	49,790	147,393	98,504
Corporate, including related party transactions of $2,304, $1,516, $4,020 and $3,264, respectively	13,698	12,887	35,102	23,992
Depreciation and amortization	26,145	26,388	51,568	52,362
Impairment of tangible assets	—	—	17,679	—
Impairment of intangible assets	—	—	12,869	—
Other, net	3,440	9,498	9,729	17,806
Total operating costs and expenses	301,026	233,772	667,794	453,943
Income from operations	57,450	44,856	92,645	55,466
Other income (expense):
Interest income	136	6	249	4
Interest expense, net	(52,255)	(42,442)	(97,086)	(84,327)
Loss on modification and early extinguishment of debt	—	(23,886)	—	(23,958)
Loss on fair value adjustment	(6,161)	—	(6,161)	—
Other, net	(1,887)	2,269	(2,678)	3,292
Total other expense	(60,167)	(64,053)	(105,676)	(104,989)
Loss before income tax	(2,717)	(19,197)	(13,031)	(49,523)
Income tax benefit (provision)	276	3,224	(1,019)	6,789
Net loss	(2,441)	(15,973)	(14,050)	(42,734)
(Income) loss attributable to non-controlling interests	(342)	(16)	(413)	124
Net loss attributable to Mohegan Tribal Gaming Authority	(2,783)	(15,989)	(14,463)	(42,610)
Comprehensive loss:
Foreign currency translation adjustment	(8,440)	(10,533)	(13,416)	10,444
Other comprehensive income (loss)	(8,440)	(10,533)	(13,416)	10,444
Other comprehensive income attributable to non-controlling interests	—	—	—	(1,376)
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	(8,440)	(10,533)	(13,416)	9,068
Comprehensive loss attributable to Mohegan Tribal Gaming Authority	$(11,223)	$(26,522)	$(27,879)	$(33,542)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Retained Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Capital Attributable to Mohegan Tribal Gaming Authority	Non-controlling Interests	Total Capital
Balance, December 31, 2021	$(159,107)	$—	$(7,041)	$(166,148)	$1,981	$(164,167)
Net income (loss)	(2,783)	—	—	(2,783)	342	(2,441)
Foreign currency translation adjustment	—	—	(8,440)	(8,440)	—	(8,440)
Contribution from Mohegan Tribe	—	325	—	325	—	325
Distributions to Mohegan Tribe	(13,675)	(325)	—	(14,000)	—	(14,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(222)	—	—	(222)	—	(222)
Balance, March 31, 2022	$(175,787)	$—	$(15,481)	$(191,268)	$2,323	$(188,945)

Balance, September 30, 2021	$(133,087)	$—	$(2,065)	$(135,152)	$1,910	$(133,242)
Net income (loss)	(14,463)	—	—	(14,463)	413	(14,050)
Foreign currency translation adjustment	—	—	(13,416)	(13,416)	—	(13,416)
Contribution from Mohegan Tribe	—	325	—	325	—	325
Distributions to Mohegan Tribe	(27,675)	(325)	—	(28,000)	—	(28,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(562)	—	—	(562)	—	(562)
Balance, March 31, 2022	$(175,787)	$—	$(15,481)	$(191,268)	$2,323	$(188,945)

Balance, December 31, 2020	$(114,574)	$—	$19,824	$(94,750)	$1,148	$(93,602)
Net income (loss)	(15,989)	—	—	(15,989)	16	(15,973)
Foreign currency translation adjustment	—	—	(10,533)	(10,533)	—	(10,533)
Distributions to Mohegan Tribe	(12,000)	—	—	(12,000)	—	(12,000)
Balance, March 31, 2021	$(142,563)	$—	$9,291	$(133,272)	$1,164	$(132,108)

Balance, September 30, 2020	$(75,692)	$—	$223	$(75,469)	$7,480	$(67,989)
Net loss	(42,610)	—	—	(42,610)	(124)	(42,734)
Foreign currency translation adjustment	—	—	9,068	9,068	1,376	10,444
Distributions to Mohegan Tribe	(24,000)	—	—	(24,000)	—	(24,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(261)	—	—	(261)	—	(261)
Other	—	—	—	—	(7,568)	(7,568)
Balance, March 31, 2021	$(142,563)	$—	$9,291	$(133,272)	$1,164	$(132,108)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	March 31, 2022	March 31, 2021
Cash flows provided by operating activities:
Net loss	$(14,050)	$(42,734)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	51,568	52,362
Non-cash operating lease expense	4,408	6,208
Accretion of discounts	1,183	627
Amortization of discounts and debt issuance costs	7,340	11,182
Paid-in-kind interest	11,047	—
Loss on fair value adjustment	6,161	—
Loss on modification and early extinguishment of debt	—	23,725
Provision for losses on receivables	2,924	2,642
Deferred income taxes	1,344	(6,989)
Impairment charges	30,548	—
Other, net	2,707	(5,917)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,361)	(7,457)
Inventories	(938)	(434)
Due from Ontario Lottery and Gaming Corporation	(1,717)	(3,058)
Contract asset	10,069	5,111
Other assets	26,113	691
Trade payables	(12,532)	1,982
Accrued interest payable	250	9,931
Due to Ontario Lottery and Gaming Corporation	(7,677)	4,316
Operating lease obligations	(2,397)	8,282
Other liabilities	16,254	6,721
Net cash flows provided by operating activities	129,244	67,191
Cash flows used in investing activities:
Purchases of property and equipment	(144,665)	(36,319)
Investments related to the Inspire Korea project	(5,611)	—
Other, net	(3,068)	790
Net cash flows used in investing activities	(153,344)	(35,529)
Cash flows provided by (used in) financing activities:
Proceeds from revolving credit facilities	588,775	468,051
Repayments on revolving credit facilities	(600,287)	(539,036)
Proceeds from issuance of long-term debt	537,464	1,223,108
Repayments of long-term debt	(16,298)	(1,127,271)
Payments on finance lease obligations	(3,309)	(536)
Contributions from affiliates	325	—
Distributions to affiliates	(28,562)	(24,261)
Payments of financing fees	(66,173)	(24,082)
Other, net	(2,927)	(1,000)
Net cash flows provided by (used in) financing activities	409,008	(25,027)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	384,908	6,635
Effect of exchange rate on cash, cash equivalents, restricted cash and restricted cash equivalents	(8,908)	1,601
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	164,697	142,069
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$540,697	$150,305

	Six Months Ended
	March 31, 2022	March 31, 2021
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the condensed consolidated balance sheets:
Cash and cash equivalents	$167,736	$127,772
Restricted cash and cash equivalents, current	6,854	3,759
Restricted cash and cash equivalents, non-current	366,107	18,774
Cash, cash equivalents, restricted cash and restricted cash equivalents	$540,697	$150,305
Supplemental disclosures:
Cash paid for interest	$78,602	$63,195
Non-cash transactions:
Right-of-use assets additions (reductions)	$(27,785)	$24,740
Right-of-use obligations additions (reductions)	$(27,785)	$24,082
Paid-in-kind interest capitalized	$5,775	$—
Paid-in-kind interest converted to debt	$12,077	$—
Increase in construction payables	$—	$35,974
Finance lease assets and obligations	$—	$78,682
Prior senior secured credit facility reduction	$—	$3,000

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
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including our operations. In March 2020, we temporarily suspended operations at our properties in the United States and Canada to ensure the health and safety of our employees, guests and the surrounding communities in which we operate, consistent with directives from various governmental bodies. All of our properties in the United States were reopened by July 2020. Our properties in Canada reopened in July 2021, but were temporarily closed again from January 5, 2022 through January 30, 2022, due to a resurgence of COVID-19.
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
Our results of operations for these interim periods are not necessarily indicative of the operating results for other quarters, for the full fiscal year or any other period, particularly given the impact of COVID-19 as discussed above.

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
On December 27, 2021, Inspire Korea elected to terminate a licensing arrangement for a previously-planned sub-phase and discontinue related design work. As a result, we recognized an intangible asset impairment of $12.9 million related to the licensing arrangement and a tangible asset impairment of $17.7 million on the related construction in progress.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Note 2 — Long-Term Debt

	March 31, 2022			September 30, 2021
(in thousands)	Final Maturity	Face Value	Book Value	Book Value
New Senior Secured Credit Facility	2023	$40,000	$40,000	$27,000
Line of Credit	2023	—	—	20,227
2021 8% Senior Secured Notes	2026	1,175,000	1,159,406	1,157,731
2016 7 7/8% Senior Unsecured Notes	2024	500,000	494,545	493,599
MGE Niagara Credit Facility
Revolving	2024	15,990	15,990	27,534
Swingline	2024	12,252	12,252	4,333
Term Loan	2024	68,957	68,253	68,965
MGE Niagara Convertible Debenture	2040	31,980	31,980	31,468
Inspire Korea Credit Facility	2025	257,367	199,726	—
MGE Korea Term Loan	2027	287,077	191,718	—
Mohegan Expo Credit Facility (1)	2022	24,662	24,662	25,697
Guaranteed Credit Facility	2023	26,468	26,042	27,208
Redemption Note Payable	2024	50,360	44,440	53,130
Other	Varies	1,572	1,572	1,862
Long-term debt		2,491,685	2,310,586	1,938,754
Current portion of long-term debt		(66,793)	(66,793)	(80,276)
Long-term debt, net of current portion		$2,424,892	$2,243,793	$1,858,478

Fair value		$2,379,096
Unamortized discounts and debt issuance costs			$181,099	$34,022
__________
(1) Repaid at maturity on April 1, 2022.
Inspire Korea Financing
Inspire Korea Credit Facility
On September 24, 2021, Inspire Korea entered into a loan agreement providing for a loan commitment of up to 1.04 trillion Korean won (“KRW”) in two tranches (the “Inspire Korea Credit Facility”), comprised of a 740.0 billion KRW credit facility (the “Tranche A Facility”) and a 300.0 billion KRW credit facility (the “Tranche B Facility”). The Inspire Korea Credit Facility is being used to pay for the construction, operation, financial and other project costs in connection with Inspire Korea (see Note 1). All obligations under the Inspire Korea Credit Facility are secured by liens on substantially all assets of, and equity interests in, Inspire Korea (subject to certain exceptions and limitations). The Inspire Korea Credit Facility matures 48 months after the date of the first draw, which was November 29, 2021.

Inspire Korea Credit Facility Summary

	September 30, 2021			March 31, 2022
	Total Capacity			Outstanding Borrowings (Face Value)
(in millions)	KRW		USD	KRW		USD
Tranche A Facility	₩	740,000.0	$625.1	₩	222,000.0	$183.1
Tranche B Facility	₩	300,000.0	$253.4	₩	90,000.0	$74.3
Total	₩	1,040,000.0	$878.5	₩	312,000.0	$257.4

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
Loans outstanding under the Tranche A Facility bear interest at a fixed rate of 5.4% per annum or a floating rate equal to the sum of a base rate and an applicable margin (as defined in the Inspire Korea Credit Facility agreement). Loans outstanding under the Tranche B Facility bear interest at a fixed rate of 7.0% per annum or a floating rate equal to the sum of a base rate and

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

an applicable margin (as defined in the Inspire Korea Credit Facility agreement). The Inspire Korea Credit Facility includes an interest reserve whereby a portion of loan proceeds is reserved for payment of interest. Interest on Tranche A Facility loans is fully reserved and interest on Tranche B Facility loans is reserved for 36 months. If any portion of the Inspire Korea Credit Facility is undrawn, Inspire Korea is required to pay a 0.3% commitment fee on the undrawn amount.
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

The Company incurred $59.1 million in costs in connection with this transaction during fiscal 2022. These debt issuance costs were reflected as a debt discount and are being amortized over the term of the Inspire Korea Credit Facility using the effective interest method.
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
The Company incurred $10.0 million in costs in connection with the MGE Korea Term Loan during fiscal 2022. These debt issuance costs were capitalized and are being amortized over the term of the MGE Korea Term Loan. In addition, the allocation of proceeds to the issuance of warrants and associated put option (see below) resulted in an original issue discount on the MGE Korea Term Loan of $84.8 million, which will also be amortized over the term of the MGE Korea Term Loan using the effective interest method.
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
The Warrants and the Put Option are classified as long-term liabilities and are re-measured at their estimated fair values at each reporting date. The estimated fair value of the Warrants and the Put Option was determined by utilizing the income approach (discounted cash flow method) and a binomial lattice model. This valuation approach utilized Level 3 inputs. The primary unobservable inputs utilized were the discount rate, which was 10.5%, and the expected volatility of the underlying stock price, which was 50.0%.
Debt issuance costs incurred during fiscal 2022 and allocated to the Warrants and the Put Option totaling $4.2 million were expensed on the Utilisation Date and recorded within Corporate costs and expenses.

Warrants and Put Option

(in thousands)
Balance, December 31, 2021	$84,771
Additions	—
Unrealized losses	6,161
Balance, March 31, 2022	$90,932

Balance, September 30, 2021	$—
Additions	84,771
Unrealized losses	6,161
Balance, March 31, 2022	$90,932
Note 3 — Revenue Recognition
Revenue Disaggregation
The Company is primarily engaged in the ownership, operation, management and development of integrated entertainment facilities both domestically and internationally. The Company’s current wholly-owned operations are primarily focused within Connecticut and Pennsylvania. The Company also currently operates and manages other gaming facilities elsewhere within the United States and Canada. The Company generates revenues by providing the following types of goods and services: gaming, food and beverage, hotel and retail, entertainment and other, which includes management and development fees earned.

Revenue Disaggregation by Geographic Location

	Three Months Ended March 31, 2022
(in thousands)	Connecticut	Pennsylvania	Canada	Other
Gaming	$152,023	$55,804	$41,762	$11,905
Food and beverage	20,877	3,376	3,634	1,029
Hotel	20,553	1,367	2,941	(1)
Retail, entertainment and other	22,031	1,617	3,923	15,635
Net revenues	$215,484	$62,164	$52,260	$28,568

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Revenue Disaggregation by Geographic Location (Continued)

	Three Months Ended March 31, 2021
(in thousands)	Connecticut	Pennsylvania	Canada	Other
Gaming	$145,965	$49,019	$12,685	$1,515
Food and beverage	12,047	1,132	—	164
Hotel	16,088	1,093	—	(11)
Retail, entertainment and other	14,922	1,132	1,131	21,198
Net revenues	$189,022	$52,376	$13,816	$22,866

	Six Months Ended March 31, 2022
(in thousands)	Connecticut	Pennsylvania	Canada	Other
Gaming	$321,364	$113,279	$92,010	$20,570
Food and beverage	43,654	7,014	7,722	2,145
Hotel	45,444	2,930	6,362	(3)
Retail, entertainment and other	56,594	3,156	8,998	29,200
Net revenues	$467,056	$126,379	$115,092	$51,912

	Six Months Ended March 31, 2021
(in thousands)	Connecticut	Pennsylvania	Canada	Other
Gaming	$270,990	$84,661	$25,219	$1,515
Food and beverage	22,252	1,973	—	158
Hotel	31,808	1,897	—	(11)
Retail, entertainment and other	29,863	1,930	1,594	34,749
Net revenues	$354,913	$90,461	$26,813	$36,411

Lease Revenue

	Three Months Ended
	March 31, 2022		March 31, 2021
(in thousands)	Hotel	Retail, Entertainment and Other	Hotel	Retail, Entertainment and Other
Fixed rent	$14,448	$1,615	$11,104	$1,317
Variable rent	—	2,554	—	935
Total	$14,448	$4,169	$11,104	$2,252

	Six Months Ended
	March 31, 2022		March 31, 2021
(in thousands)	Hotel	Retail, Entertainment and Other	Hotel	Retail, Entertainment and Other
Fixed rent	$32,014	$3,443	$21,502	$2,884
Variable rent	—	4,674	—	1,445
Total	$32,014	$8,117	$21,502	$4,329
Contract and Contract-related Assets
As of March 31, 2022 and September 30, 2021, contract assets related to the MGE Niagara Resorts Casino Operating and Services Agreement with the Ontario Lottery and Gaming Corporation totaled $111.3 million and $119.9 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Accounts Receivable, Net

(in thousands)	March 31, 2022	September 30, 2021
Gaming	$37,220	$37,921
Food and beverage	14	13
Hotel	3,098	3,106
Retail, entertainment and other	22,472	19,099
Accounts receivable	62,804	60,139
Allowance for doubtful accounts	(21,566)	(19,367)
Accounts receivable, net	$41,238	$40,772
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

(in thousands)	March 31, 2022	September 30, 2021
Outstanding gaming chips and slot tickets liability	$9,161	$9,632
Loyalty points deferred revenue liability	41,093	42,663
Patron advances and other liability	34,268	30,166
Total	$84,522	$82,461
As of March 31, 2022 and September 30, 2021, customer contract liabilities related to Mohegan Sun Pocono's revenue sharing agreement with Unibet Interactive Inc. totaled $15.0 million and $15.8 million, respectively, and were primarily recorded within other long-term liabilities.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Net Revenues
	Three Months Ended		Six Months Ended
(in thousands)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Mohegan Sun	$215,484	$189,022	$467,056	$354,913
Mohegan Sun Pocono	62,164	52,376	126,379	90,461
MGE Niagara Resorts	52,260	13,816	115,092	26,813
Management, development and other	15,627	20,309	29,517	33,624
All other	13,290	—	23,455	—
Corporate	241	2,557	386	2,787
Inter-segment	(590)	548	(1,446)	811
Total	$358,476	$278,628	$760,439	$509,409

Income (Loss) from Operations
	Three Months Ended		Six Months Ended
(in thousands)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Mohegan Sun	$44,650	$51,765	$106,344	$79,012
Mohegan Sun Pocono	10,235	6,441	21,724	7,797
MGE Niagara Resorts	2,735	(11,277)	9,604	(23,798)
Management, development and other	8,757	5,473	(25,214)	7,546
All other	135	—	(258)	—
Corporate	(9,039)	(7,547)	(19,541)	(15,085)
Inter-segment	(23)	1	(14)	(6)
Total	$57,450	$44,856	$92,645	$55,466

Capital Expenditures Incurred
			Six Months Ended
(in thousands)			March 31, 2022	March 31, 2021
Mohegan Sun			$17,243	$8,694
Mohegan Sun Pocono			4,445	2,679
MGE Niagara Resorts			8,304	7,538
Management, development and other			105,078	97,303
All other			(262)	—
Corporate			12	300
Total			$134,820	$116,514

Total Assets

(in thousands)			March 31, 2022	September 30, 2021
Mohegan Sun			$1,248,940	$1,267,538
Mohegan Sun Pocono			405,217	408,187
MGE Niagara Resorts			528,201	561,812
Management, development and other			810,135	407,831
All other			101,132	98,945
Corporate			1,027,762	996,040
Inter-segment			(1,033,355)	(1,010,476)
Total			$3,088,032	$2,729,877
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
The following discussion and analysis of the financial position and operating results of Mohegan Gaming & Entertainment for the three and six months ended March 31, 2022 and 2021 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the “September 30, 2021 10-K”).
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
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including our operations. In March 2020, we temporarily suspended operations at our properties in the United States and Canada to ensure the health and safety of our employees, guests and the surrounding communities in which we operate, consistent with directives from various governmental bodies. All of our properties in the United States were reopened by July 2020. Our properties in Canada reopened in July 2021, but were temporarily closed again from January 5, 2022 through January 30, 2022 due to a resurgence of COVID-19.
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
•full periods of operations at most of our properties;
•a return to relatively normal operating conditions at most of our properties;
•a temporary resurgence of COVID-19 during January 2022;
•higher interest expense; and
•impairment charges related to Inspire Korea.

Consolidated Operating Results

	Three Months Ended March 31,		Variance		Six Months Ended March 31,		Variance
(in thousands)	2022	2021	$	%	2022	2021	$	%
Net revenues:
Gaming	$261,494	$209,184	$52,310	25.0%	$547,223	$382,385	$164,838	43.1%
Food and beverage	28,916	13,343	15,573	116.7%	60,535	24,383	36,152	148.3%
Hotel	24,860	17,170	7,690	44.8%	54,733	33,694	21,039	62.4%
Retail, entertainment and other revenue	43,206	38,931	4,275	11.0%	97,948	68,947	29,001	42.1%
Total	$358,476	$278,628	79,848	28.7%	$760,439	$509,409	251,030	49.3%

Operating costs and expenses:
Gaming	$137,244	$108,567	$28,677	26.4%	$285,027	$207,066	$77,961	37.7%
Food and beverage	23,868	11,610	12,258	105.6%	50,203	23,096	27,107	117.4%
Hotel	11,249	8,189	3,060	37.4%	22,438	16,981	5,457	32.1%
Retail, entertainment and other revenue	13,778	6,843	6,935	101.3%	35,786	14,136	21,650	153.2%
Advertising, general and administrative	71,604	49,790	21,814	43.8%	147,393	98,504	48,889	49.6%
Corporate	13,698	12,887	811	6.3%	35,102	23,992	11,110	46.3%
Depreciation and amortization	26,145	26,388	(243)	(0.9)%	51,568	52,362	(794)	(1.5)%
Impairment of tangible assets	—	—	—	—	17,679	—	17,679	N.M.
Impairment of intangible assets	—	—	—	—	12,869	—	12,869	N.M.
Other, net	3,440	9,498	(6,058)	(63.8)%	9,729	17,806	(8,077)	(45.4)%
Total	$301,026	$233,772	67,254	28.8%	$667,794	$453,943	213,851	47.1%
__________
N.M. - Not Meaningful.

Segment Operating Results

	Three Months Ended March 31,		Variance		Six Months Ended March 31,		Variance
(in thousands)	2022	2021	$	%	2022	2021	$	%
Net revenues:
Mohegan Sun	$215,484	$189,022	$26,462	14.0%	$467,056	$354,913	$112,143	31.6%
Mohegan Sun Pocono	62,164	52,376	9,788	18.7%	126,379	90,461	35,918	39.7%
MGE Niagara Resorts	52,260	13,816	38,444	278.3%	115,092	26,813	88,279	329.2%
Management, development and other	15,627	20,309	(4,682)	(23.1)%	29,517	33,624	(4,107)	(12.2)%
All other	13,290	—	13,290	N.M.	23,455	—	23,455	N.M.
Corporate	241	2,557	(2,316)	(90.6)%	386	2,787	(2,401)	(86.1)%
Inter-segment	(590)	548	(1,138)	N.M.	(1,446)	811	(2,257)	N.M.
Total	$358,476	$278,628	79,848	28.7%	$760,439	$509,409	251,030	49.3%

Operating costs and expenses:
Mohegan Sun	$170,834	$137,257	$33,577	24.5%	$360,712	$275,901	$84,811	30.7%
Mohegan Sun Pocono	51,929	45,935	5,994	13.0%	104,655	82,664	21,991	26.6%
MGE Niagara Resorts	49,525	25,093	24,432	97.4%	105,488	50,611	54,877	108.4%
Management, development and other	6,870	14,836	(7,966)	(53.7)%	54,731	26,078	28,653	109.9%
All other	13,155	—	13,155	N.M.	23,713	—	23,713	N.M.
Corporate	9,280	10,104	(824)	(8.2)%	19,927	17,872	2,055	11.5%
Inter-segment	(567)	547	(1,114)	N.M.	(1,432)	817	(2,249)	N.M.
Total	$301,026	$233,772	67,254	28.8%	$667,794	$453,943	213,851	47.1%
__________
N.M. - Not Meaningful.
Mohegan Sun
Revenues
Net revenues increased $26.5 million, or 14.0%, for the three months ended March 31, 2022 compared with the same period in the prior year. Net revenues increased $112.1 million, or 31.6%, for the six months ended March 31, 2022 compared with the same period in the prior year. The growth in net revenues was due to increased non-gaming revenues, combined with higher slot and table game revenues. In general, these results were driven by strong overall business volumes reflecting a return to relatively normal operating conditions compared with the same periods in the prior year, which were negatively impacted by various COVID-19 restrictions. Overall non-gaming revenues also benefited from a full entertainment calendar compared with the same periods in the prior year in which the Mohegan Sun Arena was closed due to COVID-19. Slot revenues increased principally due to higher slot handle, while the growth in table game revenues reflected higher hold percentage. Net revenues for the three and six months ended March 31, 2022 were negatively impacted by a temporary resurgence of COVID-19 during January 2022.
Operating Costs and Expenses
Operating costs and expenses increased $33.6 million, or 24.5%, for the three months ended March 31, 2022 compared with the same period in the prior year. Operating costs and expenses increased $84.8 million, or 30.7%, for the six months ended March 31, 2022 compared with the same period in the prior year. These increases primarily reflected higher overall operating costs and expenses commensurate with the increases in net revenues and return to relatively normal operating conditions, including increased payroll costs, cost of goods sold, slot win contribution and direct entertainment expenses, as well as higher costs related to utilities and certain other administrative services.
Mohegan Sun Pocono
Revenues
Net revenues increased $9.8 million, or 18.7%, for the three months ended March 31, 2022 compared with the same period in the prior year. Net revenues increased $35.9 million, or 39.7%, for the six months ended March 31, 2022 compared with the same period in the prior year. The growth in net revenues was primarily due to higher slot revenues driven by increased slot handle, as well as higher non-gaming revenues. In general, these results were driven by strong overall business volumes reflecting a return to relatively normal operating conditions compared to the same periods in the prior year, which were negatively impacted by various COVID-19 restrictions and the temporary closure of Mohegan Sun Pocono from December 12, 2020, through January 3, 2021. Net revenues for the three and six months ended March 31, 2022 were negatively impacted by a temporary resurgence of COVID-19 during January 2022.

Operating Costs and Expenses
Operating costs and expenses increased $6.0 million, or 13.0%, for the three months ended March 31, 2022 compared with the same period in the prior year. Operating costs and expenses increased $22.0 million, or 26.6%, for the six months ended March 31, 2022 compared with the same period in the prior year. These increases primarily reflected higher Pennsylvania slot machine tax expenses driven by the increases in slot revenues, combined with higher overall operating costs and expenses commensurate with the return to relatively normal operating conditions.
MGE Niagara Resorts
Revenues
Net revenues increased $38.4 million, or 278.3%, for the three months ended March 31, 2022 compared with the same period in the prior year. Net revenues increased $88.3 million, or 329.2%, for the six months ended March 31, 2022 compared with the same period in the prior year. These results reflect relatively full periods of operations compared with the same periods in the prior year. The MGE Niagara Resorts were temporarily closed effective March 18, 2020, following the outbreak of COVID-19, and reopened on July 23, 2021 under various COVID-19 related restrictions. The MGE Niagara Resorts were temporarily closed again from January 5, 2022, through January 30, 2022, due to a resurgence of COVID-19 at that time. Net revenues for the three and six months ended March 31, 2021 primarily reflect fixed service provider fees pursuant to the terms of our Casino Operating and Services Agreement with the Ontario Lottery and Gaming Corporation.
Operating Costs and Expenses
Operating costs and expenses increased $24.4 million, or 97.4%, for the three months ended March 31, 2022 compared with the same period in the prior year. Operating costs and expenses increased $54.9 million, or 108.4%, for the six months ended March 31, 2022 compared with the same period in the prior year. These increases primarily reflected higher operating costs and expenses commensurate with the growth in net revenues, combined with higher overall costs and expenses associated with relatively full periods of operations.
Management, Development and Other
Revenues
Net revenues decreased $4.7 million, or 23.1%, for the three months ended March 31, 2022 compared with the same period in the prior year. Net revenues decreased $4.1 million, or 12.2%, for the six months ended March 31, 2022 compared with the same period in the prior year. The declines in net revenues were primarily driven by lower management fees from ilani Casino Resort.
Operating Costs and Expenses
Operating costs and expenses decreased $8.0 million, or 53.7%, for the three months ended March 31, 2022 compared with the same period in the prior year. The decrease in operating costs and expenses for the three months ended March 31, 2022 primarily reflected lower pre-opening costs and expenses related to Inspire Korea. Operating costs and expenses increased $28.7 million, or 109.9%, for the six months ended March 31, 2022 compared with the same period in the prior year. As described in Note 1, the increase in operating costs and expenses for the six months ended March 31, 2022 was primarily driven by $30.5 million in impairment charges related to Inspire Korea.
All Other
Revenues
Net revenues totaled $13.3 million for the three months ended March 31, 2022. Net revenues totaled $23.5 million for the six months ended March 31, 2022. These results represent revenues generated by Mohegan Sun Las Vegas, which opened in March 2021, and our online casino gaming and sports wagering operations, which launched in October 2021.
Operating Costs and Expenses
Operating costs and expenses totaled $13.2 million for the three months ended March 31, 2022. Operating costs and expenses totaled $23.7 million for the six months ended March 31, 2022. These results represent operating costs and expenses associated with Mohegan Sun Las Vegas and our online casino gaming and sports wagering operations.
Corporate
Revenues
Net revenues decreased $2.3 million, or 90.6%, for the three months ended March 31, 2022 compared with the same period in the prior year. Net revenues decreased $2.4 million, or 86.1%, for the six months ended March 31, 2022 compared with the same period in the prior year. The declines in net revenues reflected the impact of non-recurring revenues generated by our construction group in the same periods in the prior year.
Operating Costs and Expenses
Operating costs and expenses decreased $0.8 million, or 8.2%, for the three months ended March 31, 2022 compared with the same period in the prior year. This decrease primarily reflected the impact of non-recurring construction related expenses. Operating costs and expenses increased $2.1 million, or 11.5%, for the six months ended March 31, 2022 compared with the same period in the prior year. This increase was primarily driven by higher payroll costs, as well as higher costs related to certain other administrative services.

Other Income (Expense)

	Three Months Ended March 31,		Variance		Six Months Ended March 31,		Variance
(in thousands)	2022	2021	$	%	2022	2021	$	%
Interest income	$136	$6	$130	N.M.	$249	$4	$245	N.M.
Interest expense, net	(52,255)	(42,442)	(9,813)	(23.1)%	(97,086)	(84,327)	(12,759)	(15.1)%
Loss on modification and early extinguishment of debt	—	(23,886)	23,886	N.M.	—	(23,958)	23,958	N.M.
Loss on fair value adjustment	(6,161)	—	(6,161)	N.M.	(6,161)	—	(6,161)	N.M.
Other, net	(1,887)	2,269	(4,156)	N.M.	(2,678)	3,292	(5,970)	N.M.
Income tax benefit (provision)	276	3,224	(2,948)	(91.4)%	(1,019)	6,789	(7,808)	N.M.
__________
N.M. - Not Meaningful.
Interest Expense
Interest expense increased $9.8 million, or 23.1%, for the three months ended March 31, 2022 compared with the same period in the prior year. Interest expense increased $12.8 million, or 15.1%, for the six months ended March 31, 2022 compared with the same period in the prior year. These increases were partially offset by $5.7 million and $9.7 million in capitalized interest related to the Inspire Korea construction during the three and six months ended March 31, 2022, respectively. The increases in interest expense were due to higher weighted average interest rate and weighted average outstanding debt. See Note 2 for additional information.
Loss on Modification and Early Extinguishment of Debt
Loss on modification and early extinguishment of debt represents transaction costs expensed in connection with our January 2021 refinancing transactions.
Loss on Fair Value Adjustment
Loss on fair value adjustment is driven by changes in the estimated fair value of the warrants and put option related to Inspire Korea. See Note 2 for additional information.
Income Tax
Income tax benefit or provision is primarily driven by taxable losses incurred or taxable income generated by the MGE Niagara Resorts.
Seasonality
The gaming markets in the Northeastern United States and Niagara Falls, Canada, are seasonal in nature, with peak gaming activities often occurring during the months of May through August. Accordingly, our operating results for the three and six months ended March 31, 2022 and 2021 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.
Liquidity and Capital Resources
Liquidity
As of March 31, 2022 and September 30, 2021, we held cash and cash equivalents of $167.7 million and $149.8 million, respectively, of which MGE Niagara Resorts held $26.8 million and $25.1 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and impairment charges. Inclusive of letters of credit, which reduce borrowing availability, we had $220.8 million of borrowing capacity under our senior secured credit facility and line of credit as of March 31, 2022. In addition, inclusive of letters of credit, which reduce borrowing availability, the MGE Niagara Resorts had $103.7 million of borrowing capacity under the MGE Niagara revolving facility and MGE Niagara swingline facility as of March 31, 2022.
Cash provided by operating activities increased $62.1 million, or 92.4%, to $129.2 million for the six months ended March 31, 2022 compared with $67.2 million in the same period in the prior year. The increase in cash provided by operating activities was driven by higher net income, after factoring in non-cash items, reflecting a return to relatively normal operating conditions at our properties. See “Discussion of Consolidated Operating Results” for additional information.

Cash used in investing activities increased $117.8 million, or 331.6%, to $153.3 million for the six months ended March 31, 2022 compared with $35.5 million in the same period in the prior year. The increase in cash used in investing activities was primarily driven by higher capital expenditures related to Inspire Korea.
Cash provided by financing activities totaled $409.0 million for the six months ended March 31, 2022 compared with cash used in financing activities of $25.0 million in the same period in the prior year. The increase in cash provided by financing activities was primarily driven by additional borrowings to fund the development of Inspire Korea.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of March 31, 2022, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest on the basis of base rate, Eurodollar rate and Bankers’ Acceptance rate formulas, plus applicable rates, as defined under the credit facilities. Based on our variable rate outstanding debt as of March 31, 2022, a 100 basis point change in average interest rate would impact annual interest expense by approximately $2.6 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
There has been no material change from the legal proceedings previously disclosed in our September 30, 2021 10-K.

Item 1A. Risk Factors
There has been no material change from the risk factors previously disclosed in our September 30, 2021 10-K.

Item 6.    Exhibits

Exhibit No.	Description
4.1
Third Supplemental Indenture, dated as of April 1, 2022, among Mohegan Expo Center, LLC, the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and U.S. Bank Trust Company, National Association, as trustee, relating to the 8.000% Second Priority Senior Secured Notes due 2026 (filed herewith).

4.2
Third Supplemental Indenture, dated as of April 1, 2022, among Mohegan Expo Center, LLC, the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and U.S. Bank National Association, as trustee, relating to the 7.875% Senior Notes due 2024 (filed herewith).

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	May 12, 2022	By:	/S/ RAYMOND PINEAULT
Raymond Pineault Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	May 12, 2022	By:	/S/ CAROL K. ANDERSON
Carol K. Anderson Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial Officer)