Form 10-Q
period 2022-06-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2022-08-11
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

MOHEGAN TRIBAL GAMING AUTHORITY

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements
MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$156,907	$149,822
Restricted cash and cash equivalents	4,666	5,259
Accounts receivable, net	49,871	40,772
Inventories	20,272	18,455
Due from Ontario Lottery and Gaming Corporation	13,642	16,711
Contract asset	37,196	32,665
Other current assets	33,562	56,466
Total current assets	316,116	320,150
Restricted cash and cash equivalents	375,987	9,616
Property and equipment, net	1,598,135	1,531,619
Right-of-use assets	323,067	362,008
Intangible assets, net	313,034	327,255
Contract asset, net of current portion	64,442	87,262
Notes receivable	2,514	2,514
Other assets, net	75,390	89,453
Total assets	$3,068,685	$2,729,877
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$44,012	$80,276
Current portion of finance lease obligations	4,039	5,836
Current portion of operating lease obligations	5,510	9,616
Trade payables	11,551	23,675
Accrued payroll	62,249	53,352
Construction payables	31,849	53,120
Accrued interest payable	53,661	37,546
Due to Ontario Lottery and Gaming Corporation	2,502	22,253
Other current liabilities	178,720	159,802
Total current liabilities	394,093	445,476
Long-term debt, net of current portion	2,260,208	1,858,478
Finance lease obligations, net of current portion	109,882	109,189
Operating lease obligations, net of current portion	377,177	410,090
Warrants and put option liabilities	64,136	—
Accrued payroll	—	3,529
Other long-term liabilities	39,872	36,357
Total liabilities	3,245,368	2,863,119
Commitments and Contingencies
Capital:
Retained deficit	(134,001)	(133,087)
Accumulated other comprehensive loss	(45,204)	(2,065)
Total capital attributable to Mohegan Tribal Gaming Authority	(179,205)	(135,152)
Non-controlling interests	2,522	1,910
Total capital	(176,683)	(133,242)
Total liabilities and capital	$3,068,685	$2,729,877
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
Gaming	$293,973	$241,289	$841,196	$623,674
Food and beverage	35,622	20,826	96,157	45,209
Hotel	30,256	22,188	84,989	55,882
Retail, entertainment and other	57,227	43,886	155,175	112,833
Net revenues	417,078	328,189	1,177,517	837,598
Operating costs and expenses:
Gaming, including related party transactions of $808, $(345), $2,426 and $1,262, respectively	139,760	122,326	424,787	329,392
Food and beverage	29,521	17,544	79,724	40,640
Hotel, including related party transactions of $2,161, $2,161, $6,483 and $6,483, respectively	12,354	8,926	34,792	25,907
Retail, entertainment and other	20,571	10,276	56,357	24,412
Advertising, general and administrative, including related party transactions of $11,600, $6,327, $36,162 and $22,604, respectively	79,377	55,661	226,770	154,165
Corporate, including related party transactions of $1,726, $1,702, $5,746 and $4,966, respectively	15,278	11,238	50,380	35,230
Depreciation and amortization	26,085	27,140	77,653	79,502
Impairment of tangible assets	—	—	17,679	—
Impairment of intangible assets	—	—	12,869	—
Other, net	4,006	11,037	13,735	28,843
Total operating costs and expenses	326,952	264,148	994,746	718,091
Income from operations	90,126	64,041	182,771	119,507
Other income (expense):
Interest income	64	125	313	129
Interest expense, net	(53,969)	(43,929)	(151,055)	(128,256)
Loss on modification and early extinguishment of debt	(3)	(20)	(3)	(23,978)
Gain on fair value adjustment	26,796	—	20,635	—
Other, net	83	2,373	(2,595)	5,665
Total other expense	(27,029)	(41,451)	(132,705)	(146,440)
Income (loss) before income tax	63,097	22,590	50,066	(26,933)
Income tax benefit (provision)	(3,534)	3,312	(4,553)	10,101
Net income (loss)	59,563	25,902	45,513	(16,832)
Income attributable to non-controlling interests	(199)	(535)	(612)	(411)
Net income (loss) attributable to Mohegan Tribal Gaming Authority	59,364	25,367	44,901	(17,243)
Comprehensive income (loss):
Foreign currency translation adjustment	(29,723)	216	(43,139)	10,660
Other comprehensive income (loss)	(29,723)	216	(43,139)	10,660
Other comprehensive income attributable to non-controlling interests	—	—	—	(1,376)
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	(29,723)	216	(43,139)	9,284
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$29,641	$25,583	$1,762	$(7,959)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)
(unaudited)

	Retained Deficit	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Capital Attributable to Mohegan Tribal Gaming Authority	Non-controlling Interests	Total Capital
Balance, March 31, 2022	$(175,787)	$—	$(15,481)	$(191,268)	$2,323	$(188,945)
Net income	59,364	—	—	59,364	199	59,563
Foreign currency translation adjustment	—	—	(29,723)	(29,723)	—	(29,723)
Distributions to Mohegan Tribe	(17,500)	—	—	(17,500)	—	(17,500)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(78)	—	—	(78)	—	(78)
Balance, June 30, 2022	$(134,001)	$—	$(45,204)	$(179,205)	$2,522	$(176,683)

Balance, September 30, 2021	$(133,087)	$—	$(2,065)	$(135,152)	$1,910	$(133,242)
Net income	44,901	—	—	44,901	612	45,513
Foreign currency translation adjustment	—	—	(43,139)	(43,139)	—	(43,139)
Contribution from Mohegan Tribe	—	325	—	325	—	325
Distributions to Mohegan Tribe	(45,175)	(325)	—	(45,500)	—	(45,500)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(640)	—	—	(640)	—	(640)
Balance, June 30, 2022	$(134,001)	$—	$(45,204)	$(179,205)	$2,522	$(176,683)

Balance, March 31, 2021	$(142,563)	$—	$9,291	$(133,272)	$1,164	$(132,108)
Net income	25,367	—	—	25,367	535	25,902
Foreign currency translation adjustment	—	—	216	216	—	216
Contribution from Mohegan Tribe	—	2,814	—	2,814	—	2,814
Distributions to Mohegan Tribe	(12,186)	(2,814)	—	(15,000)	—	(15,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(159)	—	—	(159)	—	(159)
Balance, June 30, 2021	$(129,541)	$—	$9,507	$(120,034)	$1,699	$(118,335)

Balance, September 30, 2020	$(75,692)	$—	$223	$(75,469)	$7,480	$(67,989)
Net income (loss)	(17,243)	—	—	(17,243)	411	(16,832)
Foreign currency translation adjustment	—	—	9,284	9,284	1,376	10,660
Contribution from Mohegan Tribe	—	2,814	—	2,814	—	2,814
Distributions to Mohegan Tribe	(36,186)	(2,814)	—	(39,000)	—	(39,000)
Distributions to Salishan Company, LLC related to the Cowlitz Project	(420)	—	—	(420)	—	(420)
Other	—	—	—	—	(7,568)	(7,568)
Balance, June 30, 2021	$(129,541)	$—	$9,507	$(120,034)	$1,699	$(118,335)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	June 30, 2022	June 30, 2021
Cash flows provided by operating activities:
Net income (loss)	$45,513	$(16,832)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	77,653	79,502
Non-cash operating lease expense	6,371	9,072
Accretion of discounts	1,582	974
Amortization of discounts and debt issuance costs	11,548	15,309
Paid-in-kind interest	22,065	—
Gain on fair value adjustment	(20,635)	—
Loss on modification and early extinguishment of debt	—	23,725
Provision for losses on receivables	3,902	3,493
Deferred income taxes	4,634	(10,382)
Impairment charges	30,548	—
Other, net	2,839	(6,612)
Changes in operating assets and liabilities:
Accounts receivable, net	(13,392)	(7,823)
Inventories	(1,858)	(689)
Due from Ontario Lottery and Gaming Corporation	3,205	(194)
Contract asset	16,495	6,185
Other assets	25,490	(328)
Trade payables	(12,178)	2,565
Accrued interest payable	14,607	23,421
Due to Ontario Lottery and Gaming Corporation	(19,667)	6,101
Operating lease obligations	(3,600)	13,016
Other liabilities	33,375	4,617
Net cash flows provided by operating activities	228,497	145,120
Cash flows used in investing activities:
Purchases of property and equipment	(201,549)	(33,358)
Investments related to the Inspire Korea project	(5,611)	—
Other, net	(2,029)	1,206
Net cash flows used in investing activities	(209,189)	(32,152)
Cash flows provided by (used in) financing activities:
Proceeds from revolving credit facilities	797,091	697,153
Repayments on revolving credit facilities	(861,836)	(804,153)
Proceeds from issuance of long-term debt	619,570	1,223,802
Repayments of long-term debt	(48,502)	(1,135,356)
Payments on finance lease obligations	(4,614)	(808)
Contributions from affiliates	325	2,814
Distributions to affiliates	(46,140)	(39,420)
Payments of financing fees	(66,911)	(24,082)
Other, net	(1,607)	(1,000)
Net cash flows provided by (used in) financing activities	387,376	(81,050)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	406,684	31,918
Effect of exchange rate on cash, cash equivalents, restricted cash and restricted cash equivalents	(33,821)	1,625
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	164,697	142,069
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$537,560	$175,612

	Nine Months Ended
	June 30, 2022	June 30, 2021
Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the condensed consolidated balance sheets:
Cash and cash equivalents	$156,907	$158,406
Restricted cash and cash equivalents, current	4,666	2,002
Restricted cash and cash equivalents, non-current	375,987	15,204
Cash, cash equivalents, restricted cash and restricted cash equivalents	$537,560	$175,612
Supplemental disclosures:
Cash paid for interest	$107,801	$86,810
Non-cash transactions:
Right-of-use assets additions (reductions)	$(27,363)	$24,787
Right-of-use obligations additions (reductions)	$(27,363)	$24,154
Paid-in-kind interest capitalized	$7,029	$—
Paid-in-kind interest converted to debt	$23,872	$—
Increase in construction payables	$—	$44,735
Finance lease assets and obligations	$—	$79,102
Senior secured credit facility reduction	$—	$45,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Organization and Basis of Presentation
Organization
The Mohegan Tribal Gaming Authority (the “Company,” “we,” “us,” or “our”) was established by the Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe”) in July 1995. We have the exclusive authority to conduct and regulate gaming activities for the Mohegan Tribe on tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Mohegan Tribe is a sovereign Indian nation with independent legal jurisdiction over its people and land.
We are primarily engaged in the ownership, operation and development of integrated entertainment facilities. We currently own two facilities in the United States and operate five facilities in the United States and Canada. We are also currently developing a facility in South Korea, the Inspire Entertainment Resort located adjacent to the Incheon International Airport (“Inspire Korea”).
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including our operations. In March 2020, we temporarily suspended operations at our properties in the United States and Canada to ensure the health and safety of our employees, guests and the surrounding communities in which we operate, consistent with directives from various governmental bodies. All of our properties in the United States were reopened by July 2020. Our properties in Canada reopened in July 2021, but were temporarily closed again from January 5, 2022 through January 30, 2022, due to a resurgence of COVID-19 at that time.
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
Our results of operations for these interim periods are not necessarily indicative of operating results for other interim periods, full fiscal years or any other periods, particularly given the impact of COVID-19 as discussed above.

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
Inspire Korea
The initial phase of Inspire Korea primarily consists of an integrated entertainment resort. Design and construction work was temporarily paused in September 2020 while we were in the process of securing the necessary financing for the project, which was completed in November 2021 (see Note 2). During this temporary pause in construction, Inspire Korea obtained approval to modify its development plan and adjust the timing of a future sub-phase of the initial phase of the project.
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

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Note 2 — Long-Term Debt

	June 30, 2022			September 30, 2021
(in thousands)	Final Maturity	Face Value	Book Value	Book Value
Senior Secured Credit Facility	2024	$—	$—	$27,000
Line of Credit	2024	—	—	20,227
2021 8% Senior Secured Notes	2026	1,175,000	1,160,271	1,157,731
2016 7 7/8% Senior Unsecured Notes	2024	500,000	495,033	493,599
MGE Niagara Credit Facility
Revolving	2024	—	—	27,534
Swingline	2024	14,372	14,372	4,333
Term Loan	2024	65,926	65,322	68,965
MGE Niagara Convertible Debenture	2040	31,024	31,024	31,468
Inspire Korea Credit Facility	2025	321,272	267,961	—
MGE Korea Term Loan	2027	298,872	203,467	—
Mohegan Expo Credit Facility (1)	2022	—	—	25,697
Guaranteed Credit Facility	2023	25,812	25,459	27,208
Redemption Note Payable	2024	44,620	39,909	53,130
Other	Varies	1,402	1,402	1,862
Long-term debt		2,478,300	2,304,220	1,938,754
Current portion of long-term debt		(44,012)	(44,012)	(80,276)
Long-term debt, net of current portion		$2,434,288	$2,260,208	$1,858,478

Fair value		$2,297,568
Unamortized discounts and debt issuance costs			$174,080	$34,022
__________
(1) Repaid at maturity on April 1, 2022.
Amendment to Senior Secured Credit Facility
On May 31, 2022, the Company entered into a first amendment to its Senior Secured Credit Facility. Among other things, the amendment extended the maturity date of the Senior Secured Credit Facility from April 14, 2023 to April 12, 2024 and replaced the interest rate based on the London Interbank Offered Rate with an interest rate based on a secured overnight financing rate (“SOFR”).
Borrowings under the Senior Secured Credit Facility bear interest as follows: (i) for base rate loans, a base rate equal to the highest of (x) the prime rate, (y) the federal funds rate plus 50 basis points and (z) the daily SOFR rate plus a 0.10% credit spread adjustment (subject to a 0.75% floor) plus 100 basis points, plus a leverage-based margin of 100 to 275 basis points and (ii) for SOFR loans, the applicable SOFR rate plus a 0.10% credit spread adjustment (subject to a 0.75% floor), plus a leverage-based margin of 200 to 375 basis points.
The Company incurred $0.7 million in costs in connection with this transaction during fiscal 2022. These debt issuance costs were reflected as an asset and are being amortized over the term of the Senior Secured Credit Facility using the effective interest method.
Amendment to Line of Credit
On May 31, 2022, in connection with the amendment to the Company’s Senior Secured Credit Facility, the Company also entered into a first amendment to its Line of Credit. This amendment extended the maturity date of the Line of Credit from April 14, 2023 to April 12, 2024 and replaced the interest rate based on the London Interbank Offered Rate with a rate based on SOFR.
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

Inspire Korea Credit Facility Summary

	September 30, 2021			June 30, 2022
	Total Capacity			Outstanding Borrowings (Face Value)
(in millions)	KRW		USD	KRW		USD
Tranche A Facility	₩	740,000.0	$625.1	₩	296,000.0	$228.6
Tranche B Facility	₩	300,000.0	$253.4	₩	120,000.0	$92.7
Total	₩	1,040,000.0	$878.5	₩	416,000.0	$321.3

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
The Company incurred $10.0 million in costs in connection with the MGE Korea Term Loan during fiscal 2022. These debt issuance costs were reflected as a debt discount and are being amortized over the term of the MGE Korea Term Loan using the effective interest method. In addition, the allocation of proceeds to the issuance of warrants and associated put option (see below) resulted in an original issue discount on the MGE Korea Term Loan of $84.8 million, which will also be amortized over the term of the MGE Korea Term Loan using the effective interest method.
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
The Warrants and the Put Option are classified as long-term liabilities and are re-measured at their estimated fair values at each reporting date. The estimated fair value of the Warrants and the Put Option was determined by utilizing the income approach (discounted cash flow method) and a binomial lattice model. This valuation approach utilized Level 3 inputs. The primary unobservable inputs utilized were the discount rate, which was 11.5%, and the expected volatility of the underlying stock price, which was 55.0%.
Debt issuance costs incurred during fiscal 2022 and allocated to the Warrants and the Put Option totaling $4.2 million were expensed on the Utilisation Date and recorded within Corporate costs and expenses.

Warrants and Put Option

(in thousands)
Balance, March 31, 2022	$90,932
Additions	—
Unrealized gain	(26,796)
Balance, June 30, 2022	$64,136

Balance, September 30, 2021	$—
Additions	84,771
Unrealized gain	(20,635)
Balance, June 30, 2022	$64,136

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

Revenue Disaggregation by Geographic Location

	Three Months Ended June 30, 2022
(in thousands)	Connecticut	Pennsylvania	Canada	Other
Gaming	$157,933	$59,291	$59,244	$17,505
Food and beverage	23,120	4,251	7,235	1,016
Hotel	24,025	1,631	4,601	(1)
Retail, entertainment and other	31,387	1,610	8,547	15,683
Net revenues	$236,465	$66,783	$79,627	$34,203

	Three Months Ended June 30, 2021
(in thousands)	Connecticut	Pennsylvania	Canada	Other
Gaming	$163,938	$57,134	$13,283	$6,934
Food and beverage	16,770	2,940	—	1,116
Hotel	20,758	1,430	—	—
Retail, entertainment and other	18,595	1,427	1,097	22,256
Net revenues	$220,061	$62,931	$14,380	$30,306

	Nine Months Ended June 30, 2022
(in thousands)	Connecticut	Pennsylvania	Canada	Other
Gaming	$479,297	$172,570	$151,254	$38,075
Food and beverage	66,774	11,265	14,957	3,161
Hotel	69,469	4,561	10,963	(4)
Retail, entertainment and other	87,981	4,766	17,545	44,883
Net revenues	$703,521	$193,162	$194,719	$86,115

	Nine Months Ended June 30, 2021
(in thousands)	Connecticut	Pennsylvania	Canada	Other
Gaming	$434,928	$141,795	$38,502	$8,449
Food and beverage	39,022	4,913	—	1,274
Hotel	52,566	3,327	—	(11)
Retail, entertainment and other	48,458	3,357	2,691	57,005
Net revenues	$574,974	$153,392	$41,193	$66,717

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Lease Revenue

	Three Months Ended
	June 30, 2022		June 30, 2021
(in thousands)	Hotel	Retail, Entertainment and Other	Hotel	Retail, Entertainment and Other
Fixed rent	$16,918	$1,670	$14,635	$742
Variable rent	—	3,169	—	1,634
Total	$16,918	$4,839	$14,635	$2,376

	Nine Months Ended
	June 30, 2022		June 30, 2021
(in thousands)	Hotel	Retail, Entertainment and Other	Hotel	Retail, Entertainment and Other
Fixed rent	$48,932	$5,113	$36,137	$3,626
Variable rent	—	7,843	—	3,079
Total	$48,932	$12,956	$36,137	$6,705
Contract and Contract-related Assets
As of June 30, 2022 and September 30, 2021, contract assets related to the MGE Niagara Resorts Casino Operating and Services Agreement with the Ontario Lottery and Gaming Corporation totaled $101.6 million and $119.9 million, respectively.

Accounts Receivable, Net

(in thousands)	June 30, 2022	September 30, 2021
Gaming	$38,051	$37,921
Food and beverage	22	13
Hotel	4,682	3,106
Retail, entertainment and other	29,394	19,099
Accounts receivable	72,149	60,139
Allowance for doubtful accounts	(22,278)	(19,367)
Accounts receivable, net	$49,871	$40,772
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

(in thousands)	June 30, 2022	September 30, 2021
Outstanding gaming chips and slot tickets liability	$11,908	$9,632
Loyalty points deferred revenue liability	40,962	42,663
Patron advances and other liability	32,515	30,166
Total	$85,385	$82,461
As of June 30, 2022 and September 30, 2021, customer contract liabilities related to Mohegan Sun Pocono's revenue sharing agreement with Unibet Interactive Inc. totaled $14.7 million and $15.8 million, respectively, and were primarily recorded within other long-term liabilities.

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

Net Revenues
	Three Months Ended		Nine Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Mohegan Sun	$236,465	$220,061	$703,521	$574,974
Mohegan Sun Pocono	66,783	62,931	193,162	153,392
MGE Niagara Resorts	79,627	14,380	194,719	41,193
Management, development and other	16,817	21,782	46,334	53,691
All other	18,776	8,362	42,231	10,077
Corporate	85	162	471	2,949
Inter-segment	(1,475)	511	(2,921)	1,322
Total	$417,078	$328,189	$1,177,517	$837,598

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Income (Loss) from Operations
	Three Months Ended		Nine Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Mohegan Sun	$58,744	$65,183	$165,088	$144,195
Mohegan Sun Pocono	11,917	12,319	33,641	20,116
MGE Niagara Resorts	14,962	(11,755)	24,566	(35,553)
Management, development and other	8,269	5,711	(16,945)	12,711
All other	6,798	(1,045)	6,540	(499)
Corporate	(10,634)	(6,374)	(30,175)	(21,459)
Inter-segment	70	2	56	(4)
Total	$90,126	$64,041	$182,771	$119,507

Capital Expenditures Incurred
			Nine Months Ended
(in thousands)			June 30, 2022	June 30, 2021
Mohegan Sun			$19,253	$12,680
Mohegan Sun Pocono			6,750	4,182
MGE Niagara Resorts			11,176	9,654
Management, development and other			154,041	6,974
All other			(231)	89,019
Corporate			304	307
Total			$191,293	$122,816

Total Assets

(in thousands)			June 30, 2022	September 30, 2021
Mohegan Sun			$1,231,731	$1,267,538
Mohegan Sun Pocono			404,607	408,187
MGE Niagara Resorts			503,402	561,812
Management, development and other			849,062	407,831
All other			101,154	98,945
Corporate			1,008,920	996,040
Inter-segment			(1,030,191)	(1,010,476)
Total			$3,068,685	$2,729,877
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

In this filing, the words “Company,” “we,” “our” and “us” refer to the Mohegan Tribal Gaming Authority, inclusive of its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.
We also refer to: (i) our Condensed Consolidated Financial Statements as our “Financial Statements,” (ii) our Condensed Consolidated Balance Sheets as our “Balance Sheets” and (iii) our Condensed Consolidated Statements of Operations and Comprehensive Income (or Loss) as our “Statements of Operations,” where applicable. Note references are to the notes to the condensed consolidated financial statements included within our Financial Statements.
The following discussion and analysis of the financial position and operating results of the Company for the three and nine months ended June 30, 2022 and 2021 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the “September 30, 2021 10-K”).
The statements in this discussion regarding our expectations related to our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See “Cautionary Statements Regarding Forward-Looking Statements” within this Quarterly Report on Form 10-Q.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We were established by the Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe”) in July 1995. We have the exclusive authority to conduct and regulate gaming activities for the Mohegan Tribe on tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Mohegan Tribe is a sovereign Indian nation with independent legal jurisdiction over its people and land.
We are primarily engaged in the ownership, operation and development of integrated entertainment facilities. We currently own two facilities in the United States and operate five facilities in the United States and Canada. We are also currently developing a facility in South Korea, the Inspire Entertainment Resort located adjacent to the Incheon International Airport (“Inspire Korea”).
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including our operations. In March 2020, we temporarily suspended operations at our properties in the United States and Canada to ensure the health and safety of our employees, guests and the surrounding communities in which we operate, consistent with directives from various governmental bodies. All of our properties in the United States were reopened by July 2020. Our properties in Canada reopened in July 2021, but were temporarily closed again from January 5, 2022 through January 30, 2022 due to a resurgence of COVID-19 at that time.
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

Discussion of Consolidated Operating Results
The most significant factors and trends that impacted our operating and financial performance were as follows:
•relatively full periods of operations at our properties;
•a return to relatively normal operating conditions at our properties; and
•impairment charges related to Inspire Korea.

Consolidated Operating Results

	Three Months Ended June 30,		Variance		Nine Months Ended June 30,		Variance
(in thousands)	2022	2021	$	%	2022	2021	$	%
Net revenues:
Gaming	$293,973	$241,289	$52,684	21.8%	$841,196	$623,674	$217,522	34.9%
Food and beverage	35,622	20,826	14,796	71.0%	96,157	45,209	50,948	112.7%
Hotel	30,256	22,188	8,068	36.4%	84,989	55,882	29,107	52.1%
Retail, entertainment and other	57,227	43,886	13,341	30.4%	155,175	112,833	42,342	37.5%
Total	$417,078	$328,189	88,889	27.1%	$1,177,517	$837,598	339,919	40.6%

Operating costs and expenses:
Gaming	$139,760	$122,326	$17,434	14.3%	$424,787	$329,392	$95,395	29.0%
Food and beverage	29,521	17,544	11,977	68.3%	79,724	40,640	39,084	96.2%
Hotel	12,354	8,926	3,428	38.4%	34,792	25,907	8,885	34.3%
Retail, entertainment and other revenue	20,571	10,276	10,295	100.2%	56,357	24,412	31,945	130.9%
Advertising, general and administrative	79,377	55,661	23,716	42.6%	226,770	154,165	72,605	47.1%
Corporate	15,278	11,238	4,040	35.9%	50,380	35,230	15,150	43.0%
Depreciation and amortization	26,085	27,140	(1,055)	(3.9)%	77,653	79,502	(1,849)	(2.3)%
Impairment of tangible assets	—	—	—	—	17,679	—	17,679	N.M.
Impairment of intangible assets	—	—	—	—	12,869	—	12,869	N.M.
Other, net	4,006	11,037	(7,031)	(63.7)%	13,735	28,843	(15,108)	(52.4)%
Total	$326,952	$264,148	62,804	23.8%	$994,746	$718,091	276,655	38.5%
__________
N.M. - Not Meaningful.

Segment Operating Results

	Three Months Ended June 30,		Variance		Nine Months Ended June 30,		Variance
(in thousands)	2022	2021	$	%	2022	2021	$	%
Net revenues:
Mohegan Sun	$236,465	$220,061	$16,404	7.5%	$703,521	$574,974	$128,547	22.4%
Mohegan Sun Pocono	66,783	62,931	3,852	6.1%	193,162	153,392	39,770	25.9%
MGE Niagara Resorts	79,627	14,380	65,247	453.7%	194,719	41,193	153,526	372.7%
Management, development and other	16,817	21,782	(4,965)	(22.8)%	46,334	53,691	(7,357)	(13.7)%
All other	18,776	8,362	10,414	124.5%	42,231	10,077	32,154	319.1%
Corporate	85	162	(77)	(47.5)%	471	2,949	(2,478)	(84.0)%
Inter-segment	(1,475)	511	(1,986)	N.M.	(2,921)	1,322	(4,243)	N.M.
Total	$417,078	$328,189	88,889	27.1%	$1,177,517	$837,598	339,919	40.6%

Operating costs and expenses:
Mohegan Sun	$177,721	$154,878	$22,843	14.7%	$538,433	$430,779	$107,654	25.0%
Mohegan Sun Pocono	54,866	50,612	4,254	8.4%	159,521	133,276	26,245	19.7%
MGE Niagara Resorts	64,665	26,135	38,530	147.4%	170,153	76,746	93,407	121.7%
Management, development and other	8,548	16,071	(7,523)	(46.8)%	63,279	40,980	22,299	54.4%
All other	11,978	9,407	2,571	27.3%	35,691	10,576	25,115	237.5%
Corporate	10,719	6,536	4,183	64.0%	30,646	24,408	6,238	25.6%
Inter-segment	(1,545)	509	(2,054)	N.M.	(2,977)	1,326	(4,303)	N.M.
Total	$326,952	$264,148	62,804	23.8%	$994,746	$718,091	276,655	38.5%
__________
N.M. - Not Meaningful.
Mohegan Sun
Revenues
Net revenues increased $16.4 million, or 7.5%, for the three months ended June 30, 2022 compared with the same period in the prior year. Net revenues increased $128.5 million, or 22.4%, for the nine months ended June 30, 2022 compared with the same period in the prior year. These increases were primarily driven by higher non-gaming revenues which benefited from strong overall business volumes reflecting a return to relatively normal operating conditions compared with the same periods in the prior year, which were negatively impacted by various COVID-19 restrictions. Overall non-gaming revenues also benefited from a full entertainment calendar compared with the same periods in the prior year in which the Mohegan Sun Arena was partially closed due to COVID-19. The growth in net revenues for the nine months ended June 30, 2022 also reflected higher gaming revenues. Slot revenues increased principally due to higher slot handle, while the growth in table game revenues reflected higher hold percentage.
Operating Costs and Expenses
Operating costs and expenses increased $22.8 million, or 14.7%, for the three months ended June 30, 2022 compared with the same period in the prior year. Operating costs and expenses increased $107.7 million, or 25.0%, for the nine months ended June 30, 2022 compared with the same period in the prior year. These increases primarily reflected higher overall operating costs and expenses commensurate with the increases in net revenues and return to relatively normal operating conditions, including increased payroll costs, cost of goods sold and direct entertainment expenses, as well as higher costs related to advertising, utilities and certain other administrative services. The increase in operating costs and expenses for the nine months ended June 30, 2022 was also driven by higher slot win contribution.
Mohegan Sun Pocono
Revenues
Net revenues increased $3.9 million, or 6.1%, for the three months ended June 30, 2022 compared with the same period in the prior year. Net revenues increased $39.8 million, or 25.9%, for the nine months ended June 30, 2022 compared with the same period in the prior year. These increases were primarily due to higher slot revenues driven by increased slot handle, as well as higher non-gaming revenues. In general, these results were driven by strong overall business volumes reflecting a return to relatively normal operating conditions compared to the same periods in the prior year, which were negatively impacted by various COVID-19 restrictions and the temporary closure of Mohegan Sun Pocono from December 12, 2020, through January 3, 2021.

Operating Costs and Expenses
Operating costs and expenses increased $4.3 million, or 8.4%, for the three months ended June 30, 2022 compared with the same period in the prior year. Operating costs and expenses increased $26.2 million, or 19.7%, for the nine months ended June 30, 2022 compared with the same period in the prior year. These increases primarily reflected higher Pennsylvania slot machine tax expenses driven by the increases in slot revenues, combined with higher overall operating costs and expenses commensurate with the return to relatively normal operating conditions.
MGE Niagara Resorts
Revenues
Net revenues increased $65.2 million, or 453.7%, for the three months ended June 30, 2022 compared with the same period in the prior year. Net revenues increased $153.5 million, or 372.7%, for the nine months ended June 30, 2022 compared with the same period in the prior year. These results reflect relatively full periods of operations and a return to fairly normal operating conditions compared with the same periods in the prior year. The MGE Niagara Resorts were temporarily closed effective March 18, 2020, following the outbreak of COVID-19, and reopened on July 23, 2021 under various COVID-19 related restrictions. The MGE Niagara Resorts were temporarily closed again from January 5, 2022, through January 30, 2022, due to a resurgence of COVID-19 at that time. Net revenues for the three and nine months ended June 30, 2021 primarily reflect fixed service provider fees pursuant to the terms of our Casino Operating and Services Agreement with the Ontario Lottery and Gaming Corporation.
Operating Costs and Expenses
Operating costs and expenses increased $38.5 million, or 147.4%, for the three months ended June 30, 2022 compared with the same period in the prior year. Operating costs and expenses increased $93.4 million, or 121.7%, for the nine months ended June 30, 2022 compared with the same period in the prior year. These increases primarily reflected higher operating costs and expenses commensurate with the growth in net revenues, combined with higher overall costs and expenses associated with relatively full periods of operations.
Management, Development and Other
Revenues
Net revenues decreased $5.0 million, or 22.8%, for the three months ended June 30, 2022 compared with the same period in the prior year. Net revenues decreased $7.4 million, or 13.7%, for the nine months ended June 30, 2022 compared with the same period in the prior year. These declines were primarily driven by lower management fees from ilani Casino Resort, combined with the impact of non-recurring management fees associated with our prior management agreement with Paragon Casino Resort.
Operating Costs and Expenses
Operating costs and expenses decreased $7.5 million, or 46.8%, for the three months ended June 30, 2022 compared with the same period in the prior year. This decrease primarily reflected lower pre-opening costs and expenses related to Inspire Korea. Operating costs and expenses increased $22.3 million, or 54.4%, for the nine months ended June 30, 2022 compared with the same period in the prior year. As described in Note 1, the increase in operating costs and expenses for the nine months ended June 30, 2022 was primarily driven by $30.5 million in impairment charges related to Inspire Korea. These results were partially offset by lower pre-opening costs and expenses related to Inspire Korea.
All Other
Revenues
Net revenues increased $10.4 million, or 124.5%, for the three months ended June 30, 2022 compared with the same period in the prior year. Net revenues increased $32.2 million, or 319.1%, for the nine months ended June 30, 2022 compared with the same period in the prior year. These increases were driven by incremental revenues generated by Mohegan Sun Las Vegas, which opened in March 2021, and our online casino gaming and sports wagering operations, which commenced in October 2021.
Operating Costs and Expenses
Operating costs and expenses increased $2.6 million, or 27.3%, for the three months ended June 30, 2022 compared with the same period in the prior year. Operating costs and expenses increased $25.1 million, or 237.5%, for the nine months ended June 30, 2022 compared with the same period in the prior year. These results reflect incremental operating costs and expenses associated with Mohegan Sun Las Vegas and our online casino gaming and sports wagering operations.
Corporate
Revenues
Net revenues decreased $0.1 million, or 47.5%, for the three months ended June 30, 2022 compared with the same period in the prior year. This decrease was primarily driven by lower revenues generated by our “Play 4 Fun” online gaming operations. Net revenues decreased $2.5 million, or 84.0%, for the nine months ended June 30, 2022 compared with the same period in the prior year. This decline principally reflected the impact of non-recurring revenues generated by our construction group in the same period in the prior year.
Operating Costs and Expenses
Operating costs and expenses increased $4.2 million, or 64.0%, for the three months ended June 30, 2022 compared with the same period in the prior year. Operating costs and expenses increased $6.2 million, or 25.6%, for the nine months ended June 30, 2022 compared with the same period in the prior year. These increases were primarily driven by higher payroll costs, as well as higher costs related to certain other professional and administrative services. The increase in operating costs and expenses for the nine months ended June 30, 2022 was partially offset by non-recurring construction related expenses.

Other Income (Expense)

	Three Months Ended June 30,		Variance		Nine Months Ended June 30,		Variance
(in thousands)	2022	2021	$	%	2022	2021	$	%
Interest income	$64	$125	$(61)	(48.8)%	$313	$129	$184	142.6%
Interest expense, net	(53,969)	(43,929)	(10,040)	(22.9)%	(151,055)	(128,256)	(22,799)	(17.8)%
Loss on modification and early extinguishment of debt	(3)	(20)	17	85.0%	(3)	(23,978)	23,975	100.0%
Gain on fair value adjustment	26,796	—	26,796	N.M.	20,635	—	20,635	N.M.
Other, net	83	2,373	(2,290)	(96.5)%	(2,595)	5,665	(8,260)	N.M.
Income tax benefit (provision)	(3,534)	3,312	(6,846)	N.M.	(4,553)	10,101	(14,654)	N.M.
__________
N.M. - Not Meaningful.
Interest Expense
Interest expense increased $10.0 million, or 22.9%, for the three months ended June 30, 2022 compared with the same period in the prior year. Interest expense increased $22.8 million, or 17.8%, for the nine months ended June 30, 2022 compared with the same period in the prior year. These increases were partially offset by $6.0 million and $15.7 million in capitalized interest related to the Inspire Korea construction during the three and nine months ended June 30, 2022, respectively. The increases in interest expense were due to higher weighted average interest rate and weighted average outstanding debt. See Note 2 for additional information.
Loss on Modification and Early Extinguishment of Debt
Loss on modification and early extinguishment of debt primarily represents transaction costs expensed in connection with our January 2021 refinancing transactions.
Gain on Fair Value Adjustment
Gain on fair value adjustment is driven by changes in the estimated fair value of the warrants and put option related to Inspire Korea. See Note 2 for additional information.
Income Tax
Income tax benefit or provision is primarily driven by taxable losses incurred or taxable income generated by the MGE Niagara Resorts.
Seasonality
The gaming markets in the Northeastern United States and Niagara Falls, Canada, are seasonal in nature, with peak gaming activities often occurring during the months of May through August. Accordingly, our operating results for the three and nine months ended June 30, 2022 and 2021 are not necessarily indicative of operating results for other interim periods or an entire fiscal year.
Liquidity and Capital Resources
Liquidity
As of June 30, 2022 and September 30, 2021, we held cash and cash equivalents of $156.9 million and $149.8 million, respectively, of which the MGE Niagara Resorts held $30.1 million and $25.1 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and impairment charges. Inclusive of letters of credit, which reduce borrowing availability, we had $261.0 million of borrowing capacity under our senior secured credit facility and line of credit as of June 30, 2022. In addition, inclusive of letters of credit, which reduce borrowing availability, the MGE Niagara Resorts had $113.6 million of borrowing capacity under the MGE Niagara revolving facility and MGE Niagara swingline facility as of June 30, 2022.
Cash provided by operating activities increased $83.4 million, or 57.5%, to $228.5 million for the nine months ended June 30, 2022 compared with $145.1 million in the same period in the prior year. The increase in cash provided by operating activities was driven by higher net income, after factoring in non-cash items, reflecting a return to relatively normal operating conditions at our properties. See “Discussion of Consolidated Operating Results” for additional information.
Cash used in investing activities increased $177.0 million, or 550.6%, to $209.2 million for the nine months ended June 30, 2022 compared with $32.2 million in the same period in the prior year. The increase in cash used in investing activities was primarily driven by higher capital expenditures related to Inspire Korea.
Cash provided by financing activities totaled $387.4 million for the nine months ended June 30, 2022 compared with cash used in financing activities of $81.1 million in the same period in the prior year. The increase in cash provided by financing activities was primarily driven by additional borrowings to fund the development of Inspire Korea.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of June 30, 2022, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest on the basis of base rate, secured overnight financing rate and Bankers’ Acceptance rate formulas, plus applicable rates, as defined under the credit facilities. Based on our variable rate outstanding debt as of June 30, 2022, a 100 basis point change in average interest rate would impact annual interest expense by approximately $1.8 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
There has been no material change from the legal proceedings previously disclosed in our September 30, 2021 10-K.

Item 1A. Risk Factors
There has been no material change from the risk factors previously disclosed in our September 30, 2021 10-K.

Item 6.    Exhibits

Exhibit No.	Description
4.1
Third Supplemental Indenture, dated as of April 1, 2022, among Mohegan Expo Center, LLC, the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and U.S. Bank Trust Company, National Association, as trustee, relating to the 8.000% Second Priority Senior Secured Notes due 2026 (filed as Exhibit 4.1 to the Mohegan Tribal Gaming Authority’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on May 12, 2022 and incorporated by reference herein).

4.2
Third Supplemental Indenture, dated as of April 1, 2022, among Mohegan Expo Center, LLC, the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and U.S. Bank National Association, as trustee, relating to the 7.875% Senior Notes due 2024 (filed as Exhibit 4.2 to the Mohegan Tribal Gaming Authority’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on May 12, 2022 and incorporated by reference herein).

10.1
First Amendment to Credit Agreement, dated as of May 31, 2022, by and among the Mohegan Tribe of Indians of Connecticut, the Mohegan Tribal Gaming Authority, the other loan parties party thereto, each of the lenders party thereto and Citizens Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority's Form 8-K, filed with the SEC on June 3, 2022 and incorporated by reference herein).

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

MOHEGAN TRIBAL GAMING AUTHORITY

Date:	August 11, 2022	By:	/S/ RAYMOND PINEAULT
Raymond Pineault Chief Executive Officer, Mohegan Tribal Gaming Authority (Principal Executive Officer)

Date:	August 11, 2022	By:	/S/ CAROL K. ANDERSON
Carol K. Anderson Chief Financial Officer, Mohegan Tribal Gaming Authority (Principal Financial Officer)