Form 10-K
period 2022-09-30
MOHEGAN TRIBAL GAMING AUTHORITY
filed 2022-12-21
CIK 1005276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________
FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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

MOHEGAN TRIBAL GAMING AUTHORITY

In this Annual Report on Form 10-K, the words “Company,” “we,” “our” and “us” refer to the Mohegan Tribal Gaming Authority, inclusive of its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.
We also refer to: (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Balance Sheets as our “Balance Sheets” and (iii) our Consolidated Statements of Operations and Comprehensive Income (or Loss) as our “Statements of Operations,” where applicable. Note references are to the notes accompanying our Financial Statements.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements about future events, including, without limitation, information relating to business development activities, as well as capital spending, financing sources, the effects of regulation, including gaming and tax regulation, and increased competition. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend” and similar expressions. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated future results and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. You should review carefully all of the information in this Annual Report on Form 10-K, including the accompanying Financial Statements.
In addition to the risk factors described under Part I. Item 1A. Risk Factors, the following important factors, among others, could affect our future financial condition or results of operations, causing actual results to differ materially from those expressed in the forward-looking statements:
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
•cyber security risks relating to our information technology and other systems or that of our partners or vendors, including misappropriation of customer information or other breaches of information security;
•changes in applicable laws pertaining to the service of alcohol, smoking or other amenities offered at our facilities;
•our ability to successfully implement our diversification strategy;
•an act of terrorism;
•our customers' access to inexpensive transportation to our facilities and changes in oil, fuel or other transportation-related expenses;
•a variety of uncontrollable events that could impact our operations, such as health concerns, adverse weather and climate conditions, catastrophic events or natural disasters or international, political or military developments, including social unrest;
•risks associated with operations in foreign jurisdictions such as Canada or South Korea;
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

PART I

Item 1.Business.
Our Company
The Mohegan Tribal Gaming Authority (the “Company,” “we,” “us” or “our”) was established in July 1995 by the Mohegan Tribe (the “Mohegan Tribe”), a federally-recognized Indian tribe with an approximately 595-acre reservation situated in southeastern Connecticut, adjacent to Uncasville, Connecticut. We have the exclusive authority to conduct and regulate gaming activities for the Mohegan Tribe on tribal lands and the non-exclusive authority to conduct such activities elsewhere. The Indian Gaming Regulatory Act of 1988 (“IGRA”) permits federally-recognized Indian tribes to conduct full-scale casino gaming operations on tribal lands, subject to certain conditions, and the Mohegan Compact, as amended, permits the Mohegan Tribe to conduct casino and sportsbook operations on its tribal lands in Uncasville, Connecticut, along with online casino gaming and sports wagering (“iGaming”) in the state of Connecticut and on its tribal lands. We are governed and overseen by a nine-member Management Board, whose members also comprise the Mohegan Tribal Council, the governing body of the Mohegan Tribe.
We have three major business functions. First, we are primarily engaged in the ownership, operation and development of integrated entertainment facilities. In conjunction with the Mohegan Tribe, we also evaluate and pursue various business opportunities in an effort to diversify our revenue base and cash flow streams. These opportunities primarily consist of development, consulting and/or management of, investment in or ownership of, additional gaming and entertainment operations through direct investments, acquisitions, joint venture arrangements and loan or financial/credit support transactions. We currently own two facilities in the United States and operate or manage five other facilities in the United States and Canada. We are also currently developing a facility in South Korea, the Inspire Entertainment Resort located adjacent to the Incheon International Airport (“Inspire Korea”). Second, we have the exclusive authority to direct the operation, management and promotion of gaming enterprises and all related activities for the Mohegan Tribe on tribal lands. Third, we regulate gaming activities for the Mohegan Tribe on tribal lands. Our Management Board has appointed an independent Director of Regulation who is responsible for the regulation of gaming activities at Mohegan Sun and on its tribal lands.
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
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including our operations. In March 2020, we temporarily suspended operations at our properties in the United States and Canada to ensure the health and safety of our employees, customers and the surrounding communities in which we operate, consistent with directives from various governmental bodies. All of our properties in the United States were reopened by July 2020. Our properties in Canada reopened in July 2021, but were temporarily closed again from January 5, 2022 through January 30, 2022, due to a resurgence of COVID-19 at that time.
While we are operating at full capacity as of the filing of this Annual Report on Form 10-K, COVID-19 has had a significant impact on our operations, the full extent of which depends on future developments which are highly uncertain and cannot be predicted with confidence. Such developments include the following:
•the duration of COVID-19 or the extent of any resurgence or variants of COVID-19 in areas where we operate or where our customers are located;

•the manner in which our customers, suppliers and other third parties respond to COVID-19, including the perception of safety and health measures we implemented;
•new information that may emerge concerning the severity of COVID-19 and the actions to contain or treat it;
•general, local or national economic conditions; and
•consumer confidence.
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
Domestically, we developed Mohegan Sun into a full-scale entertainment and destination resort, and we further strengthened our presence in the Northeastern United States gaming market with the acquisition of Mohegan Pennsylvania. Our domestic gaming portfolio also includes the development and management of ilani Casino Resort, the management of Resorts Casino Hotel and the operation of Mohegan Casino Las Vegas. In addition, we have taken significant steps in our diversification efforts internationally with the acquisition of the Niagara Resorts and the current development of Inspire Korea. We also recently launched our new Mohegan Digital division (“Mohegan Digital”) to provide iGaming solutions to our customers and to capitalize on the growth and expansion of the iGaming industry, both domestically and internationally.
Our Properties

Property	Location	Opening Year	Casino Square Footage	Slot Machines	Table Games	Hotel Rooms	Food & Beverage and Retail Outlets	Primary Entertainment Venue (Seats)
Owned
Mohegan Sun	Uncasville, CT	1996	310,000	3,650	250	1,562	83	10,000
Mohegan Pennsylvania	Wilkes-Barre, PA	2006	95,000	1,700	65	237	18	1,500
Inspire Korea (1)	Incheon, South Korea	2023	260,000	700	150	1,275	70	15,000
Operated/Managed
Fallsview Casino Resort	Niagara Falls, ON	2004	160,000	3,500	120	372	41	5,000
Casino Niagara	Niagara Falls, ON	1996	70,000	1,400	30	N.A.	2	N.A.
Mohegan Casino Las Vegas	Las Vegas, NV	2021	60,000	600	45	1,504	22	4,500
ilani Casino Resort	La Center, WA	2017	110,000	2,750	75	N.A.	15	2,550
Resorts Casino Hotel (2)	Atlantic City, NJ	1978	80,000	1,350	75	942	22	1,250
			1,145,000	15,650	810	5,892	273	39,800
_________
(1) Estimated.
(2)10% ownership.
N.A. Not Applicable.
Mohegan Sun
Mohegan Sun is located on an approximately 196-acre site on the Mohegan Tribe's reservation overlooking the Thames River with direct access from Interstate 395 and Connecticut Route 2A. Mohegan Sun is approximately 125 miles from New York City, New York, and approximately 100 miles from Boston, Massachusetts. The facility is one of two authorized gaming and entertainment facilities in the state of Connecticut and competes primarily with gaming operations in Massachusetts, Rhode Island and New York.
Mohegan Pennsylvania
Mohegan Pennsylvania is located on an approximately 400-acre site in Wilkes-Barre, Pennsylvania, and features live harness racing. The facility is located off of Interstate 81 and is approximately eight miles from the Wilkes-Barre/Scranton International Airport. Mohegan Pennsylvania is one of 16 gaming and entertainment facilities in the state of Pennsylvania and competes primarily with facilities in Bethlehem and Mount Pocono.
Inspire Korea
In February 2016, we were awarded pre-approval for a gaming license to be issued upon completion of the construction of Inspire Korea in South Korea. This license would permit gaming only by holders of non-Korean passports. In August 2016, we entered into an agreement with the Incheon International Airport Authority for the long-term lease and development of approximately 4.4 million square meters of land located directly adjacent to Terminal 2 of the Incheon International Airport. The integrated entertainment resort phase of Inspire Korea is planned to open in late 2023, with the casino anticipated to open in January 2024. Inspire Korea will compete primarily with another casino resort located in Incheon and several other smaller casino-only operations located in downtown Seoul.
Niagara Resorts
We operate the Niagara Resorts under a Casino Operating and Services Agreement. The Niagara Resorts include Fallsview Casino Resort, Casino Niagara and the OLG Stage at Fallsview Casino, all in Niagara Falls, Canada. Fallsview Casino Resort, which overlooks the iconic Horseshoe Falls, and Casino Niagara are the only two gaming and entertainment facilities in Niagara Falls, Canada. The Niagara Resorts compete primarily with facilities in Toronto, Ontario and Niagara Falls, New York.
Mohegan Casino Las Vegas
We operate Mohegan Casino Las Vegas, a more than 60,000-square-foot gaming facility at Virgin Hotels Las Vegas, in Las Vegas, Nevada. The integrated resort, including Mohegan Casino Las Vegas, competes primarily with resorts and casinos in Las Vegas.
ilani Casino Resort
We developed and currently operate ilani Casino Resort in Clark County, Washington, a gaming and entertainment facility owned by the federally-recognized Cowlitz Indian Tribe and the Cowlitz Tribal Gaming Authority. ilani Casino Resort is located approximately 16 miles north of Portland with direct access to Interstate 5.
Resorts Casino Hotel
We manage Resorts Casino Hotel and own 10% of the casino's holding company and its subsidiaries, including those conducting or licensing iGaming and retail sports wagering in the state of New Jersey. Resorts Casino Hotel, the first casino hotel in Atlantic City, New Jersey, opened in 1978, becoming the first legal casino outside of the state of Nevada. Resorts Casino Hotel is one of nine casinos operating in Atlantic City and competes primarily with resorts and casinos in Atlantic City, New Jersey, Pennsylvania and New York.
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
Tribal Law and Legal Systems
Applicability of State and Federal Law
Federally-recognized Indian tribes are independent governments, subordinate to the United States, with sovereign powers, except as those powers may have been limited by treaty or by Congress. The power of Indian tribes to enact their own laws to regulate gaming derives from the exercise of this tribal sovereignty. Indian tribes maintain their own governmental systems and often their own judicial systems. Indian tribes have the right to tax persons and enterprises conducting business on tribal lands. Indian tribes also have the right to require licenses and to impose other forms of regulations and regulatory fees on persons and businesses operating on their lands.
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
In connection with certain of our contractual arrangements, including substantially all of our outstanding debt, we, the Mohegan Tribe and our restricted subsidiaries have agreed to waive our and their respective sovereign immunity from unconsented suit, to the extent applicable, to permit any court of competent jurisdiction to: (i) enforce and interpret the terms of our applicable outstanding debt, and award and enforce the award of damages owing as a consequence of a breach thereof, whether such award is the product of litigation, administrative proceedings, or arbitration, (ii) determine whether any consent or approval of the Mohegan Tribe or us has been granted improperly or withheld unreasonably, (iii) enforce any judgment prohibiting the Mohegan Tribe or us from taking any action, or mandating or obligating the Mohegan Tribe or us to take any action, including a judgment compelling the Mohegan Tribe or us to submit to binding arbitration and (iv) adjudicate any claim under the Indian Civil Rights Act of 1968, 25 U.S.C. § 1302 (or any successor statute).
The Indian Gaming Regulatory Act of 1988
Regulatory Authority
The operation of casinos and gaming on Indian lands is subject to IGRA, which is administered by the National Indian Gaming Commission (“NIGC”), an independent agency within the United States Department of the Interior, which exercises primary federal regulatory responsibility over Indian gaming. The NIGC has exclusive federal authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III Gaming (as described below), approve management agreements for gaming facilities, conduct investigations and generally monitor tribal gaming. Certain responsibilities under IGRA (such as the approval of gaming compacts, gaming revenue allocation plans for tribal members and the review of applications to take land into trust for gaming) are retained by the Bureau of Indian Affairs (“BIA”). The BIA also has responsibility to review and approve certain agreements and land leases relating to Indian lands. The United States Department of Justice also retains responsibility for federal criminal law enforcement on the Mohegan Tribe's reservation.
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
Classes of Gaming
IGRA classifies games that may be conducted on Indian lands into three categories. Class I Gaming includes social games solely for prizes of minimal value or traditional forms of Indian gaming engaged in by individuals as part of, or in connection with, tribal ceremonies or celebrations. Class II Gaming includes bingo, pull-tabs, lotto, punch boards, tip jars, certain non-banked card games (if such games are played legally elsewhere in the state), instant bingo and other games similar to bingo, if those games are played at the same location where bingo is played. Class III Gaming includes all other forms of gaming, such as slot machines, video casino games (e.g., video blackjack and video poker), so-called banked table games (e.g., blackjack, craps and roulette) and other commercial gaming (e.g., sports wagering and pari-mutuel wagering).
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
IGRA provides that if an Indian tribe and state fail to successfully negotiate a tribal-state compact, the United States Department of the Interior may approve gaming procedures pursuant to which Class III Gaming may be conducted on Indian lands. Gaming compacts or approved gaming procedures take effect upon notice of approval by the United States Secretary of the Interior published in the Federal Register. The Mohegan Compact, first approved by the United States Secretary of the Interior in 1994, does not have a specific term and, according to its terms, will remain in effect until terminated by written agreement between both parties. Our gaming operations are subject to the requirements and restrictions contained in the Mohegan Compact, which authorizes the Mohegan Tribe to conduct most forms of Class III Gaming. In July 2017, the Mohegan Tribe and the State of Connecticut entered into an agreement to amend the Mohegan Compact and the Memorandum of Understanding (the “MOU”) to allow the Mohegan Tribe and the Mashantucket Pequot Tribal Nation (“MPT”) to jointly and exclusively own a proposed off-reservation casino in East Windsor, Connecticut. In September 2021, a second agreement signed in July 2021 to amend the Mohegan Compact and a memorandum of agreement amending the MOU became effective allowing the Mohegan Tribe or its designated instrumentality or subsidiary to conduct sports wagering as approved Class III Gaming under the Mohegan Compact and iGaming. This agreement has an initial term of ten years, with an additional five-year renewal option. In October 2021, state enabling legislation and implementing regulations became effective, thereby enabling Mohegan Digital to commence iGaming throughout the state of Connecticut, with the exception of the Mohegan Tribe's and the MPT's reservations, and delaying the proposed off-reservation casino for a period of ten years. In February 2022, iGaming was expanded to Mohegan Sun and the Mohegan Tribe's tribal lands.
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
In Connecticut, there has been no litigation challenging the Governor's authority to enter into tribal-state compacts. If such a suit was filed, however, the Mohegan Tribe does not believe that the precedent in the New Mexico or Kansas cases would apply. At the time of original execution of the Mohegan Compact, the Connecticut Attorney General issued a formal opinion, which states that, “existing state statutes provide the Governor with the authority to negotiate and execute the Mohegan Compact.” Thus, the Attorney General declined to follow the Kansas case. In addition, in a case brought by the MPT, the United States Court of Appeals for the Second Circuit has held that Connecticut law authorizes casino gaming. After original execution of the Mohegan Compact, the Connecticut General Assembly passed a law requiring that future gaming compacts be approved by the legislature, but that law does not apply to previously executed compacts such as the Mohegan Compact, only to amendments. As mentioned above, in July 2017 and July 2021, the Mohegan Tribe and the State of Connecticut entered into agreements to amend the Mohegan Compact, each of which was approved by the Connecticut General Assembly prior to approval by the United States Secretary of the Interior.
Possible Changes in Federal Law
Bills have been introduced in Congress from time to time seeking to amend IGRA. While there have been a number of technical amendments to the law, to date, there have been no material changes to IGRA. Any amendment to IGRA could change the regulatory environment and requirements within which the Mohegan Tribe could conduct gaming.
Pennsylvania Racing Regulations
Our harness racing operation at Mohegan Pennsylvania is subject to extensive regulation under the Pennsylvania Racing Act. Under that law, as amended in 2016, the previously separate thoroughbred and standardbred commissions were combined under the jurisdiction of the Pennsylvania State Horse Racing Commission (the “PSHRC”), which is responsible for, among other things:
•granting permission annually to maintain racing licenses and schedule races;
•approving, after a public hearing, the opening of additional off-track wagering facilities and racetracks;
•approving simulcasting activities;
•licensing all officers, directors, racing officials and certain other employees of a company; and
•approving all contracts entered into by a company affecting racing, pari-mutuel wagering, phone/internet wagering and off-track wagering operations, including iGaming and retail sports wagering.
As in most states, the regulations and oversight applicable to our operations in Pennsylvania are intended primarily to safeguard the legitimacy of the sport and its freedom from inappropriate or criminal influences. The PSHRC has broad authority to regulate in the best interests of racing and may disapprove the involvement of certain personnel in our operations, deny approval of certain acquisitions following their consummation or withhold permission for a proposed off-track wagering site for a variety of reasons, including community opposition. The Pennsylvania legislature has also reserved the right to revoke the power of the PSHRC to approve additional off-track wagering facilities and could, at any time, terminate pari-mutuel wagering as a form of legalized gaming in Pennsylvania or subject such wagering to additional restrictive regulation or taxation.
Pennsylvania Gaming Regulations
Our slot machine and table game operations at Mohegan Pennsylvania and iGaming operations in Pennsylvania are subject to extensive regulation under the Pennsylvania Gaming Act. Under that law, as amended, the Pennsylvania Gaming Control Board (the “PGCB”), is responsible for, among other things:
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
Canadian Gaming Regulations
The Niagara Resorts and iGaming in the Province of Ontario are subject to both federal and provincial legal and regulatory considerations. Federally, the Canadian Criminal Code stipulates that operations like the Niagara Resorts and certain other forms of gaming must be conducted and managed by the government of a province. As a service provider licensed by the Alcohol and Gaming Commission of Ontario (“AGCO”), we must provide gaming-related services in the Province of Ontario within this provincial conduct and management structure. This structure is comprised of the Ontario Lottery and Gaming Corporation (the “OLG”), as the provincial entity that conducts and manages lottery schemes on behalf of the Province of Ontario, and the AGCO, as the provincial regulator responsible for the administration of the Ontario Gaming Control Act and other regulations.

The OLG is the crown agency of the government of the Province of Ontario responsible for overseeing the business of the province's gaming industry. Established pursuant to the Ontario Lottery and Gaming Corporation Act, 1999 (the “OLGCA”), the OLG's purpose is to enhance the province’s economic development, generate revenues, promote responsible gaming with respect to lottery schemes and ensure that anything done regarding any or all of the foregoing is also done for the public good and in the province’s best interests.
Included in the OLG’s objectives are:
•to develop, undertake, organize, conduct and manage gaming on behalf of the Province of Ontario;
•to provide for the operation of gaming sites;
•to ensure gaming and gaming sites are conducted, managed and operated in accordance with the Criminal Code (Canada), the OLGCA and the Gaming Control Act, 1992 (the “GCA”); and
•to provide for the operation of any business that the OLG considers to be reasonably related to gaming operations, including any business that offers goods and services to persons who participate in gaming.
The AGCO is responsible for regulating various forms of gaming in the Province of Ontario pursuant to the powers granted to it under the GCA.
With respect to gaming operations such as the Niagara Resorts, the AGCO’s overarching regulatory objective is to ensure that such operations are operated within the law and with honesty and integrity and in the broader public interest. The AGCO undertakes a number of key activities to fulfill its regulatory mandate including:
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
Nevada Gaming Regulations
The ownership and operation of casino gaming facilities in the state of Nevada are subject to the Nevada Gaming Control Act and the regulations made thereunder (collectively, the “Nevada Act”), as well as to various local ordinances. Any changes in applicable laws, regulations and procedures could have an adverse effect on our Mohegan Casino Las Vegas operations and our financial condition and results of operations.
Mohegan Casino Las Vegas is subject to the licensing and regulatory control of the Nevada Gaming Commission (“NGC”), the Nevada Gaming Control Board (“NGCB”) and the Clark County Liquor and Gaming Licensing Board (“CCLGLB”). The NGC and NGCB are referred to herein collectively as the “Nevada Gaming Authorities.” Our subsidiary, MGNV, LLC, the operator of the Mohegan Casino Las Vegas, is licensed by the Nevada Gaming Authorities to conduct casino gaming operations, including the operation of a gaming salon. It is also licensed as a manufacturer and distributor. These gaming licenses are not transferable.
We are required by virtue of our public debt to be registered as a publicly traded corporation (a “registered public company”) and to be found suitable by the NGC to own the equity interests of MGNV Holding, LLC (“Holding”). Holding is required to be registered as an intermediary company and to be found suitable to own the equity interests of MGNV, LLC.
No person may become a member of or receive profits from MGNV, LLC or Holding without first registering (for equity ownership of 5% or less) or obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors (or managers, in the case of limited liability companies) and certain key employees of MGNV, LLC and Holding and our officers and Management Board members who are actively and directly involved in the gaming activities of Mohegan Casino Las Vegas may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may require additional applications and may also deny an application for licensing for any reason which they deem appropriate.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or to continue having a relationship with MGNV, LLC, Holding or us, we would have to sever all relationships with that person. In addition, the Nevada Gaming Authorities may require MGNV, LLC, Holding or us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability are not subject to judicial review.
If the NGC determines that we, Holding or MGNV, LLC have violated the Nevada Act, it could limit, condition, suspend or revoke our and our intermediary subsidiary registrations and MGNV, LLC's gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the NGC. Further, the NGC could appoint a supervisor to operate Mohegan Casino Las Vegas and, under specified circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the state. The limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.
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
The NGC may, in its discretion, require the owner of any debt or similar securities of a registered public company, to file applications, be investigated and be found suitable to own the debt or other securities of the registered company if the NGC has reason to believe that such ownership would otherwise be inconsistent with state's declared public policies. If the NGC decides that a person is unsuitable to own the securities, then under the Nevada Act, the registered public company can be sanctioned, including the loss of its approvals if, without the prior approval of the NGC, it continues to have any financial or economic arrangements with that person or recognizes any voting right of that person in connection with the securities.
We may not make a public offering of debt without the prior approval of the NGC if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in the state or to retire or extend obligations incurred for those purposes or for similar transactions.
License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon a percentage of the gross revenues received, the number of gaming devices operated or the number of table games operated. A live entertainment tax also is imposed on admission charges where live entertainment is furnished.
As a condition of our status as a registered public company we are required to maintain a gaming compliance committee for the purpose of, at a minimum, performing due diligence, determining the suitability of relationships with other entities and individuals and reviewing and ensuring our compliance, and the compliance of our subsidiaries and any affiliated entities, with the gaming laws of the State of Nevada and the other jurisdictions in which they operate. Because we are involved in gaming ventures outside of the state, we are required to deposit with the NGCB, and thereafter maintain, a revolving fund in the amount of $50,000 to pay the expenses of investigation of the NGCB of our participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the NGC. Thereafter, we are also required to comply with certain reporting requirements imposed by the Nevada Act. A licensee or registrant is also subject to disciplinary action by the NGC in the event of misconduct in its gaming ventures outside of the state.
The conduct of gaming activities and the service and sale of alcoholic beverages at Mohegan Casino Las Vegas are subject to licensing, control and regulation by the CCLGLB, which has granted MGNV, LLC, its landlord and certain of its co-tenants licenses for such purposes. In addition to approving MGNV, LLC, the CCLGLB has the authority to approve all persons owning or controlling the equity of any entity controlling a gaming license. Certain of our officers, Management Board members and key employees have been or may be required to file applications with the CCLGLB. Clark County gaming and liquor licenses are not transferable. Clark County has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact on our operations.
Human Capital
It is our vision that, while honoring the past and building for the future, we create the most authentic, rewarding and inviting hospitality and entertainment experience for our customers. To serve this vision, our mission is to deliver excellence that maximizes value for all of our stakeholders and communities. The competitive advantage that differentiates and enables us to fulfill our mission is rooted in Spirit of Aquai, a long-standing tradition of the Mohegan Tribe. This centuries-old guiding philosophy infuses our everyday lives with four key principles that truly define who we are and how we treat each other - welcoming, mutual respect, cooperation and building relationships. Living by these principles and always striving to adhere to our core values, we have created a unique culture built on traditional principles in sync with modern values.

Spirit of Aquai lays the foundation for special relationships among our employees and customers, and it is the bedrock of our human capital strategy. Our passionate, diverse and dedicated employees are the central reason for our success. We are also committed to the theory of the Service Profit Chain, which suggests that taking care of employees leads to employees taking care of customers, and, accordingly, results in a more profitable business.
We aim to attract, retain and develop diverse and high-quality talent who can emulate Spirit of Aquai. To support these objectives, we have designed programs that:
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
Overall Statistics
As of September 30, 2022, we had approximately 9,660 employees comprised of approximately 70% full-time employees and 30% seasonal, part-time, and on-call employees. The approximate number of employees by location was as follows: (i) Mohegan Sun: 5,180, (ii) Mohegan Pennsylvania: 840, (iii) the Niagara Resorts: 3,150, (iv) Mohegan Casino Las Vegas: 300 and (v) corporate and other: 190.
Certain employees at Mohegan Pennsylvania are represented under collective bargaining agreements between Downs Racing, L.P. and either the International Union of Operating Engineers Local Union 542C or Teamsters Local No. 401. The agreement with the International Union of Operating Engineers Local Union 542C expires on March 31, 2023 and relates to equipment and heavy equipment operators. The agreement with Teamsters Local No. 401 expires on January 31, 2027 and relates to truck drivers and maintenance employees.
Certain employees at the Niagara Resorts are represented under a collective bargaining agreement between Unifor Canada and Complex Services Inc. (d/b/a Fallsview Casino Resort and Casino Niagara). This agreement expires on March 31, 2023 and relates to employees classified as security officers.
Certain employees at Mohegan Casino Las Vegas are represented under collective bargaining agreements between MGNV, LLC (d/b/a Mohegan Sun Casino Las Vegas) and the International Union of Operating Engineers Local No. 501 or the Local Joint Executive Board of Las Vegas (composed of Culinary Workers Union Local 226 and Bartenders Union Local 165). The agreement with the International Union of Operating Engineers Local No. 501 is in full force and effect from year to year, subject to the agreement’s conditions of renewal. The agreement with the Local Joint Executive Board of Las Vegas (composed of Culinary Workers Union Local 226 and Bartenders Union Local 165) expires on May 31, 2023.
We have experienced no material business interruptions due to disputes with our employees.
Diversity and Inclusion
We believe that a diverse and inclusive workforce produces better overall decision-making for employees and customers, which benefits our overall organization. In hiring decisions, we seek appropriate skills, as well as diversity of the team and candidate, to ensure that we are including an appropriate mix of race, gender and other factors in hiring, promoting and succession planning decisions. Ongoing diversity and inclusion initiatives from committees to training and communication campaigns build awareness of the rich diversity of our employees and customers. We also sponsor the Mohegan Vocational Inclusion Program for individuals with disabilities or other disadvantages. Since 2012, over 690 individuals have participated in this program and approximately 85% of graduates have successfully been hired by Mohegan Sun.
We have received multiple forms of recognition for our employment practices. Awards include:
•2022 Top Workplaces - Hartford Courant;
•2022 America's Most Loved Workplaces - Newsweek;
•2022 America's Best-In-State Employers Connecticut - Forbes/Statista;

•2022 HR Innovation Award - HRD Canada;
•2021 Enduring Equity and Inclusion Employer - Viability;
•2020 Healthy Workplace Honoree - The Business Council of Hartford County;
•Top Employer Hamilton/Niagara 2020 (10th consecutive year); and
•2019 Business that Gives Back Award GNCC - Women in Business Award.
A diverse and inclusive vendor base is also important in meeting our diversity and inclusion goals. Therefore, we have implemented initiatives to track the diversity of vendors and support inclusion of vendors with minority or female ownership through preferred vendor lists.
Talent Acquisition, Development and Retention
Hiring, developing and retaining employees is critical to the success of our business. We focus on creating experiences and programs that attract new hires and foster growth, performance and retention. Pursuant to the Tribal Employment Rights Ordinance, when recruiting and hiring personnel, except key personnel, our Connecticut operations are obligated to give first preference to qualified members of the Mohegan Tribe then to enrolled members of other Indian tribes.
Creating opportunities to help employees grow and build their careers is also a priority to us. We sponsor numerous trainings, apprenticeships and development programs to enhance leadership and managerial capability, expand skill sets, drive guest satisfaction and support the Spirit of Aquai. Our corporate office also offers development courses on various topics, such as reading financial statements and the basics of contracts, to expand our employees’ knowledge base. In addition, succession planning at all our locations has been completed to identify talent risk, gaps and high potential employees for development.
Compensation, Benefits, Safety and Wellness
We offer fair, equitable and competitive salaries and wages, as well as comprehensive health and retirement benefits to eligible full-time and part-time employees. Our core health benefits are supplemented with discount programs for health-related goods and services, a variety of voluntary benefits and paid time-off programs. We have also partnered with Yale New Haven Health to provide medical treatment for our employees at our Connecticut location at low out-of-pocket costs, provide both an on-site pharmacy and a fitness center and offer employees access to health and nutritional counselors free of charge. In addition, we provide low-cost telehealth services, as well as free mental and behavioral health resources, including on-demand access to an employee assistance program for employees and their dependents. We also offer mental, physical and financial wellness workshops to help employees better manage stress and anxiety.
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
Technology and Other Resources
We offer and maintain various applications and systems to communicate with and engage our employees. There are also email notifications to keep employees abreast of our daily operations, as well as various other resources to enable employees to stay connected and enhance customer experience.

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
Risks Related to Our Debt
We have a substantial amount of outstanding debt which could adversely affect our financial condition
We currently have and will continue to have a substantial amount of outstanding debt. As of September 30, 2022, our debt totaled $2.5 billion.
This indebtedness could have significant adverse effects on our business. Such adverse effects could include, without limitation, the following:
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
•restricting us from exploring or taking advantage of new business opportunities;
•placing us at a competitive disadvantage compared to our competitors with less debt; and
•limiting, along with the financial and other restrictive covenants related to our debt, our ability to borrow additional funds for working capital requirements, capital expenditures, acquisitions, investments, debt service obligations, execution of our business strategy or other general operating requirements on satisfactory terms or at all.
In addition, our senior secured credit facility and the indentures governing our existing notes contain, and the agreements evidencing or governing other future indebtedness may contain, restrictive covenants that limit our ability to engage in activities that may be in our best interests. Our failure to comply with such covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the required repayment of some or all of our outstanding debt.
Economic volatility affects our operations and our debt
Economic downturns or contractions may adversely affect visitation and spending at our properties which would negatively impact our results of operations and cash flows. The credit environment could also impact our ability to borrow in the future. Additional financing or refinancing of our existing debt may not be available and, if available, may not be available on economically favorable terms. Furthermore, increases in our leverage could lead to deterioration in our credit ratings. A reduction in our credit ratings, regardless of the cause, could also limit our ability to obtain additional financing and/or increase our cost of obtaining such financing. We can provide no assurance that we will be able to access the capital markets at financially economical interest rates, which could negatively affect our business. While we believe that we will continue to have adequate credit available to meet our business needs, we can provide no assurance in this regard.
A substantial portion of our debt accrues interest at variable rates
We are exposed to risks from tightening credit markets and increasing interest rates through interest payable on our variable rate debt, such as our credit facilities. As of September 30, 2022, approximately 7% of our total debt was variable rate debt. While we may choose to mitigate the effect of fluctuations in interest rates through interest rate hedging transactions, we can provide no assurance that we will enter any such transactions or that any such transactions would adequately mitigate the risks of fluctuations in interest rates.

A substantial portion of our debt is denominated in currencies other than U.S. dollars
We are exposed to risks from fluctuations in foreign currency exchange rates since a substantial portion of our debt is denominated in currencies other than U.S. dollars, including borrowings under our credit facilities in Canada and South Korea. Fluctuations in foreign currency exchange rates would affect the U.S. dollar value of principal, interest and other amounts related to such debt. As of September 30, 2022, we had $90.1 million and $362.5 million in debt that were denominated in Canadian dollars and Korean won, respectively. While we may choose to mitigate the effect of fluctuations in foreign currency exchange rates through foreign currency hedging transactions, we can provide no assurance that we will enter any such transactions or that any such transactions would adequately mitigate the risks of fluctuations in foreign currency exchange rates.
We, the Mohegan Tribe and certain of our subsidiaries may not be subject to federal bankruptcy laws, which could impair the ability of creditors to participate in the realization of our assets or the restructuring of related liabilities if we are unwilling or unable to meet our debt service obligations
We, the Mohegan Tribe and our wholly-owned subsidiaries that are tribal entities may or may not be subject to, or permitted to seek protection under, federal bankruptcy laws since an Indian tribe and we, as an instrumentality of the Mohegan Tribe, may or may not be eligible to be a debtor under the United States Bankruptcy Code. Therefore, our creditors may not be able to seek liquidation of our or any of the other tribal entities' assets or other action under federal bankruptcy laws. Also, the Mohegan Tribe’s Constitution and laws have established a special court which is vested with exclusive jurisdiction, in the absence of a contractual agreement otherwise, over all disputes related to gaming and associated facilities on tribal lands, including appeals from certain final administrative agency decisions, known as the Gaming Disputes Court. The Gaming Disputes Court may lack powers typically associated with a federal bankruptcy court, such as the power to non-consensually alter liabilities, direct the priority of creditors' claims and liquidate certain assets. The Gaming Disputes Court is a court of limited jurisdiction and may not have jurisdiction over all creditors of ours or our subsidiaries or over all of the territories in which we and our subsidiaries carry on business.
Risks Related to Our Business
The COVID-19 pandemic has had a material adverse impact on our businesses, results of operations, liquidity and financial condition
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including our operations. In March 2020, we temporarily suspended operations at our properties in the United States and Canada to ensure the health and safety of our employees, customers and the surrounding communities in which we operate, consistent with directives from various governmental bodies. All of our properties in the United States were reopened by July 2020. Our properties in Canada reopened in July 2021, but were temporarily closed again from January 5, 2022 through January 30, 2022, due to a resurgence of COVID-19 at that time.
While we are operating at full capacity as of the filing of this Annual Report on Form 10-K, COVID-19 has had a significant impact on our operations and on our projects under development, including Inspire Korea, the full extent of which depends on future developments which are highly uncertain and cannot be predicted with confidence. Such developments include the following:
•the duration of COVID-19 or the extent of any resurgence or variants of COVID-19 or any other infectious diseases in areas where we operate or where our customers are located;
•the manner in which our customers, suppliers and other third parties respond to COVID-19, including the perception of safety and health measures we implemented;
•new information that may emerge concerning the severity of COVID-19 and the actions to contain or treat it;
•general, local or national economic conditions;
•local, state or national rules, regulations or policies which may restrict travel and operating hours or impose other operating restrictions;
•limitations or restrictions on domestic or international travel or reluctance to travel to our properties; and
•consumer confidence.
Accordingly, we cannot reasonably estimate the extent to which COVID-19 will further impact our business and financial condition, results of operations and cash flows.

Our business is subject to extensive governmental gaming regulation by multiple governmental and tribal authorities and changes to the regulatory regime governing our business, our inability to renew or obtain new contracts governing our existing gaming operations or our inability to obtain new casino licenses could adversely affect us
Our gaming operations are highly regulated. Changes in applicable laws and regulations could limit or materially affect the types of gaming that may be conducted, or services provided, by us and the revenues realized therefrom.
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
In addition, under federal law, gaming on Indian tribal lands is dependent on the permissibility under state law of specific forms of gaming or similar activities and gaming at Mohegan Sun is dependent on the tribal-state compact between the Mohegan Tribe and the State of Connecticut, as amended. iGaming by Mohegan Digital outside of tribal lands in the state of Connecticut is dependent on recent state gaming legislation and other regulations in the state. Adverse decisions or legal actions with respect to gaming legislation, regulations or the Mohegan Compact may have an adverse effect on our ability to conduct our gaming operations.
Our operations at Mohegan Pennsylvania are subject to extensive state regulation by the PGCB, the PSHRC and other state regulatory agencies, such as the Pennsylvania Liquor Control Board. Applicable rules and regulations may require that we obtain and periodically renew a variety of licenses, registrations, permits and approvals to conduct our operations. Regulatory agencies may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, deny or revoke our license to conduct our operations in Pennsylvania as intended. The sale of alcoholic beverages at our properties is subject to licensing, control and regulation by state and local agencies in Pennsylvania, including the Pennsylvania Liquor Control Board. The liquor agencies have broad powers to limit, condition, suspend or revoke any liquor license. We can provide no assurance that we will be able to continually renew all registrations, permits, approvals or licenses necessary to conduct our operations in Pennsylvania as intended. Any of these events, including any disciplinary action with respect to our liquor license or any changes in applicable laws or regulations or the enforcement thereof could, and any failure to renew or revocation of our liquor license would, have a material adverse effect on our business, financial condition and results of operations.
Changes in applicable laws or regulations, including statutory changes, tax rates and the implementation or enforcement of applicable laws and regulations could limit or materially affect the types of gaming we may conduct, the services we may provide or the profitability of our operations at Mohegan Pennsylvania. Our ability to continue to operate and our ability to meet our financial obligations could be adversely affected by such legal or regulatory changes and their implementation.
With respect to our operations at the Niagara Resorts, we are regulated by both federal and provincial authorities. The Criminal Code of Canada mandates that dice games and games operated on or through a computer, video device or slot machine may only be conducted through and managed by provincial governments and as a licensed service provider we must provide gaming-related services in accordance with applicable provincial laws and regulations. Gaming in the Province of Ontario, where the Niagara Resorts are located, is highly regulated. The OLG is empowered to conduct and manage gaming in the Province of Ontario and has the power and authority to oversee and/or regulate the gaming industry directly or through AGCO.
In other jurisdictions where we operate, own or manage gaming facilities, or have facilities under development, we are similarly subject to applicable laws and regulations whose implementation or enforcement could limit or materially affect the types of gaming we may conduct, the services we may provide or the profitability of our operations.
If we are not able to compete successfully with existing and future competitors, we may not be able to generate sufficient cash flows from our operations to fulfill our financial obligations
The gaming industry is highly competitive for both customers and employees, including management level employees. We compete directly with numerous gaming operations and hotels in the immediate and surrounding market areas where our properties are located. We also compete with non-gaming resorts and vacation destinations, as well as other forms of entertainment, including iGaming operations. The gaming industry is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In the future, our business may be adversely impacted by new forms of legalized gaming, as well as additional gaming and hotel room capacity in the market areas where we operate or intend to operate.
With the general lack of new gaming markets, competition in existing markets has intensified in recent years. We and our competitors have invested in expanding existing facilities, developing new facilities and acquiring established facilities in existing markets. Competition may continue to intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.
We also compete to some extent with other forms of gaming both locally and nationally, including state-sponsored lotteries, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, on-track and off-track wagering and other forms of entertainment, including motion pictures, sporting events and other recreational activities. It is possible that these secondary competitors could adversely impact visitation or amounts wagered at our facilities, which could have a material adverse effect on our ability to generate revenues or maintain our profitability and cash flows.
If our competitors operate more successfully than we do, if they attract customers away from us, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, if they operate in jurisdictions that provide them with operating advantages due to differences or changes in gaming regulations or taxes or if additional gaming operations and hotels are established or expanded in size or scope in and around market areas in which we conduct business, we may lose market share or the ability to attract and retain employees. In particular, the expansion of gaming in or near any geographical area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition and results of operations.
In addition, increased competition may require us to make substantial capital expenditures to maintain and enhance the competitive position of our properties, including updating slot machines to reflect changing technology, refurbishing public service areas, replacing obsolete equipment on an ongoing basis and making other expenditures to enhance the attractiveness and appeal of our facilities. Since we are highly leveraged, after satisfying obligations under our outstanding debt, there can be no assurance that we will have sufficient funds or that we will be able to obtain sufficient financing to fund such expenditures. If we are unable to make such expenditures, our competitive position could be materially adversely affected.
The gaming markets in the Northeastern United States and Niagara Falls, Canada, have experienced seasonal fluctuations in the past and, as such, we may also experience seasonal variations in our revenues and operating results that could adversely affect our cash flows
The gaming markets in the Northeastern United States and Niagara Falls, Canada, are seasonal in nature, with peak gaming activities at Mohegan Sun, Mohegan Pennsylvania and the Niagara Resorts often occurring during the months of May through August. As a result of these seasonal fluctuations, we will likely continue to experience seasonal variations in our revenues and operating results that could result in lower cash flows during periods in which gaming activities are not at peak levels. These variations in revenues and operating results could adversely affect our financial condition.
Negative conditions affecting the lodging industry may have an adverse effect on our revenues and cash flows
We depend on revenues generated from our hotels and other portions of our properties to meet our financial obligations and fund our operations. Revenues generated from our hotels are primarily subject to conditions affecting our gaming operations, but are also subject to the lodging industry in general and, as a result, our financial performance and cash flows may be affected not only by the conditions in the gaming industry, but also by those in the lodging industry. Some of these conditions are as follows:
•changes in the local, regional or national economic climate, including economic recessions;
•changes in local conditions such as an oversupply of hotel properties;
•decreases in the level of demand for hotel rooms and related services;
•the attractiveness of our hotels to customers and competition from comparable hotels;
•cyclical over-building in the hotel industry;
•changes in travel patterns;
•public health, environmental or climate concerns affecting public accommodations or travel;
•changes in room rates and increases in operating costs due to inflation and other factors;
•the inability to fully staff our properties due to difficulties in hiring sufficient employees at all positions;

•increases in fuel or travel costs resulting in reduced visitation to our properties; and
•the periodic need to repair and renovate our hotels.
There are significant risks associated with our construction projects, which could have a material adverse effect on our financial condition, results of operations and cash flows
Inspire Korea, which is under construction adjacent to the Incheon International Airport in South Korea, the hotel under construction at ilani and any of our other construction projects, including renovations to existing facilities, entail significant risks. While currently on schedule, Inspire Korea has been adversely affected by inflationary pressures, COVID-19 related construction delays and product sourcing restrictions and uncertainties. We have been attempting to mitigate the effects of these matters, however, we can provide no assurance that we will be successful in this regard.
Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment, fire, flood and other natural disasters. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, prevent the construction or opening of our projects or otherwise affect the design and features.
Construction contractors or counterparties for our projects may be required to bear certain cost overruns for which they are contractually liable and, if such counterparties are unable to meet their obligations, or if the liability of such persons for such overruns is limited or not covered by their contracts, we may incur increased costs for such projects. In addition, the location of Inspire Korea and other projects which we may pursue throughout the world present unique challenges and risks to manage and execute. If our management is unable to successfully manage such international construction projects, it could have a material adverse effect on our financial condition, results of operations and cash flows.
The anticipated costs and completion dates for our current construction projects are based on budgets, designs, development and construction documents and schedule estimates that are prepared with the assistance of architects and other construction consultants and are subject to change as the design, development and construction documents are finalized and as actual construction work is performed. A failure to complete our projects on budget or on schedule may have a material adverse effect on our financial condition, results of operations and cash flows.
Furthermore, while construction activities may be planned to minimize disruptions, construction noise, debris and temporary closures may disrupt our current operations. Unexpected construction delays could exacerbate or magnify these disruptions. We can provide no assurance that our construction projects will not have a material adverse effect on our results of operations.
We may suspend or elect not to proceed with construction projects once they have been undertaken, resulting in charges that could adversely affect our financial condition. We may also make additional capital expenditures and/or increase the allocation of our capital resources to construction projects.
We may suspend, elect not to proceed with or fail to complete construction projects once they have been undertaken. In such cases, we may be required to carry assets on our balance sheet related to suspended projects or incur significant costs relating to design and construction work performed and materials purchased that may no longer be useful. In addition, our agreements or arrangements with third parties relating to the suspension or termination of such construction projects could cause us to incur additional fees and costs. The suspension of, election not to proceed with, or failure to complete any of our construction projects may result in adverse effects to our financial condition.
We may also elect to make additional capital expenditures to cover increased costs or to expand the scope of construction projects following initial planning. In such cases, we may be required to raise additional capital resources or commit more of our existing capital resources, which could have an adverse effect on our liquidity. In connection with Inspire Korea, we have proposed to the lenders and construction contractor that we make additional investments of at least 155 billion Korean won ($108 million as of September 30, 2022) over the next 12 to 15 months to fund expansions in the scope of the project relating to convention, meeting room and restaurant capacity, to increase funding for pre-opening expenses, to pay for certain increased costs and to provide for working capital and additional project contingency. These investments are currently under review with the lenders and construction contractor. These matters are not expected to impact the timing of construction or opening of Inspire Korea.
The risks associated with operating expanded facilities and managing growth could have a material adverse effect on our future performance
We may expand our facilities from time to time. We can provide no assurance that we will be successful in integrating the new amenities from such expansions into our current operations or in managing our expanded facilities. Failure to successfully integrate and manage new services and amenities could have a material adverse effect on our results of operations and our ability to meet our financial obligations.
A person's or entity's ability to enforce its rights against us is limited by our sovereign immunity and that of our wholly-owned subsidiaries that are tribal entities
While we, the Mohegan Tribe and certain of our wholly-owned subsidiaries that are tribal entities each have sovereign immunity and generally may not be sued without our and their respective consents, a limited waiver of sovereign immunity and consent to suit has been granted by our restricted subsidiaries in connection with substantially all of our outstanding debt. Each such waiver permits lawsuits against us to enforce our obligation to repay certain outstanding debt. Generally, duly authorized express waivers of sovereign immunity have been held to be enforceable against Indian tribes. In the event that any waiver of sovereign immunity is held to be ineffective, a claimant could be precluded from judicially enforcing its rights and remedies. With limited exceptions, our restricted subsidiaries have not waived sovereign immunity for claims under federal or state securities laws and therefore a claimant may not have any remedy based on such claims.
Where an entity that enjoys tribal sovereign immunity has waived its immunity and consented to suit in federal and/or state court, disputes may be brought in a federal or state court that has jurisdiction over the matter. However, federal courts may not exercise jurisdiction over disputes not arising under federal law or between litigants that are not citizens of different states, and some courts have ruled that an Indian tribe is not a citizen of any state. The extent to which state courts will assume jurisdiction over disputes involving Indian tribes varies from state to state. In addition, the Mohegan Tribe's Constitution has established a special court, the Gaming Disputes Court, to rule on disputes with respect to Mohegan Sun. The federal and state courts, under the doctrines of comity and exhaustion of tribal remedies, may: (i) defer to the jurisdiction of the Gaming Disputes Court or (ii) require that any plaintiff exhaust its remedies in the Gaming Disputes Court before bringing any action in federal or state court. Thus, there may be no available federal or state court forum for adjudication of a dispute with an entity that enjoys tribal sovereign immunity.
The limited waiver of sovereign immunity that has been granted in connection with our outstanding debt additionally provides that in the event that none of the specified federal or state courts accept or exercise jurisdiction over a dispute, claims may be brought in arbitration proceedings with enforcement of arbitration awards in courts of competent jurisdiction. Such a dispute would not be decided by a judge, but by an arbitrator appointed in accordance with the commercial arbitration rules of the American Arbitration Association. The scope of a party’s ability to conduct discovery with respect to such a dispute and the time in which the party is permitted to do so are more limited than in a judicial proceeding. If any party does not prevail in a dispute before an arbitrator, that party’s ability to appeal the arbitrator’s decision will be limited. Federal and state courts typically are required to enforce a proper arbitration award without a re-examination of the merits of the decision. Enforcement of arbitration awards in the Gaming Disputes Court may not be subject to the same limitations on such re-examination.
If an event of default occurs in connection with our debt, no assurance can be given that a forum will be available to creditors other than arbitration with enforcement of arbitration awards in the Gaming Disputes Court. In such court, there are presently limited precedents for the interpretation of tribal law with respect to insolvency. Any execution of a judgment of the Gaming Disputes Court or any other court on tribal lands will require the cooperation of the Mohegan Tribe's officials in the exercise of their police powers. Thus, to the extent that a judgment of the Gaming Disputes Court must be executed on tribal lands, the practical realization of any benefit of such a judgment will be dependent upon the willingness and ability of tribal officials to carry out such judgment. In addition, the land on which Mohegan Sun is located is owned by the United States in trust for the Mohegan Tribe and our creditors and the creditors of the Mohegan Tribe may not foreclose upon or obtain title to the land. Additionally, while we do not presently hold any material fee interest in real property, if we do in the future, federal law may not allow for real property interest to be mortgaged or, if mortgaged, transferred as a result of foreclosure.
Any rights as a creditor are limited to our assets and those of our guarantor subsidiaries
Any rights as a creditor in a bankruptcy, if applicable, liquidation, reorganization or similar proceeding would be limited to our assets and the assets of our guarantor subsidiaries and would not encompass the assets of any other subsidiary that is not a guarantor or the Mohegan Tribe or its other affiliates.
Our failure to generate sufficient cash flows and current and future economic and credit market conditions could adversely affect our ability to fulfill our debt service obligations or refinance our outstanding debt
Our ability to generate cash flows is subject to financial, economic, political, competitive, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flows from operations or borrow additional funds, we may be unable to fulfill our debt service obligations. In addition, we can provide no assurance that we will be able to obtain additional debt for refinancing or to fund our growth, or that financing options available, if any, will be on favorable or acceptable terms.

Restrictions contained in our senior secured credit facility and the indentures to which we are a party may impose limits on our ability to pursue our business interests
Our senior secured credit facility and the indentures to which we are a party contain customary operating and financial restrictions that limit our discretion on various business matters. These restrictions include, among other things, covenants limiting our ability to:
•incur additional debt;
•pay dividends or make other distributions;
•make certain investments;
•use assets as security in other transactions;
•sell certain assets or merge with or into another person;
•grant liens;
•make capital expenditures; and
•enter into transactions with affiliates.
These restrictions may, among other things, reduce our flexibility in planning for, or reacting to, changes in our business and the gaming industry in general and thereby may negatively impact our financial condition, results of operations and ability to meet our financial obligations.
Our senior secured credit facility requires us to maintain a fixed charge coverage ratio and not to exceed certain ratios of total leverage and secured leverage. If these ratios are not maintained or are exceeded, as applicable, it may not be possible for us to borrow additional funds to meet our financial obligations. Additionally, our failure to comply with covenants in our senior secured credit facility, including the fixed charge coverage and leverage ratios, could result in an event of default under the senior secured credit facility, which, if not cured or waived, could have a material adverse effect on us and could result in the acceleration of required repayments of some or all of then-outstanding debt thereunder and an inability to make debt service payments. However, we can provide no assurance that we would be able to obtain such waivers.
In addition, our indentures place certain limitations on our ability to incur debt. Under our indentures, we are generally able to incur debt that otherwise may be restricted, provided that we meet a minimum fixed charge coverage ratio, as defined. If we were to fall below the minimum fixed charge coverage ratio, our ability to incur additional debt could be limited and subject to other applicable exceptions contained in the indentures and the options available to us to refinance our existing debt could be restricted.
Additionally, our failure to comply with covenants in our debt instruments could result in an event of default, which, if not cured or waived, could have a material adverse effect on us and could result in the acceleration of required repayments of some or all of then-outstanding debt and an inability to make debt service payments.
A change in our current tax-exempt status, or that of certain of our subsidiaries, could reduce our cash flows and have a material adverse effect on our operations and our ability to meet our financial obligations
Based on current interpretation of the Internal Revenue Code of 1986, as amended, we, the Mohegan Tribe and certain of our subsidiaries are not subject to United States federal income taxes. However, we can provide no assurance that Congress or the Internal Revenue Service will not reverse or modify the exemption for Indian tribes from United States federal income taxation. A change in the tax law could have a material adverse effect on our financial performance.
Weakness or downturn in the United States, Canadian or South Korean economies and fluctuations in exchange rates could negatively impact our financial performance
During periods of economic contraction, our revenues may decline while some of our costs remain fixed, resulting in lower earnings since gaming and other leisure activities that we offer are discretionary in nature and participation in such activities may decline during economic downturns since consumers have less disposable income. Even an uncertain economic outlook may adversely affect spending at our properties since consumers may spend less in anticipation of a potential economic downturn.
Economic recessions negatively impact consumer confidence and the amount of consumer spending. Economic conditions such as a prolonged regional, national or global economic downturn or slow growth, including periods of increased inflation, rising unemployment, tax rates, interest rates, energy and gasoline prices or declining consumer confidence could also reduce consumer spending. Reduced consumer spending has resulted and may continue to result in an adverse impact on our business, financial condition and operating results. Furthermore, uncertainty and adverse changes in the economy could also increase the cost and reduce the availability of sources of financing, which could have a material adverse impact on our financial condition and operating results. If adverse economic conditions continue or worsen, our business, assets, financial condition and results of operations could continue to be affected adversely.
In addition, our operations in Canada and South Korea are conducted in the respective local currency. Accordingly, fluctuations in exchange rates may adversely affect our financial results.
Our diversification efforts may not be successful
We receive and evaluate various opportunities to diversify our business interests. These opportunities primarily include the development and/or management of, investment in or ownership of other gaming and entertainment enterprises through direct investments, acquisitions, joint venture arrangements and loan transactions. In addition to the opportunities we are currently pursuing, we are evaluating other opportunities in various jurisdictions. These efforts may require various levels of regulatory or legislative approval and may require the commitment of financial and capital resources. Failure to receive such approvals or to obtain or generate sufficient funds to meet such financial or capital requirements may result in the termination of the respective project. In addition, our diversification initiatives may not generate the expected (or any) returns on our investments. Furthermore, there can be no assurance that we will continue to pursue any of the diversification initiatives we are pursuing or evaluating or that any of them will be consummated.
The non-impairment provision of the Mohegan Tribe's Constitution is subject to change
Unlike states, the Mohegan Tribe is not subject to the United States Constitution's provision restricting governmental impairment of contracts. The Mohegan Tribe's Constitution currently has a provision that prohibits the Mohegan Tribe from enacting any law that would impair the obligations of contracts entered into in furtherance of the development, construction, operation and promotion of gaming on tribal lands. However, this provision could be amended by a vote of 75% of the Mohegan Tribe's registered voters to rescind the restriction on impairment of the obligation of such contracts.
We and our guarantor subsidiaries are controlled by a tribal government and may not necessarily be operated in the same way as if we and they were privately owned for-profit businesses
We and our guarantor subsidiaries are subject to control by the Mohegan Tribe. Our Management Board is comprised of the same nine members as the Mohegan Tribal Council, the governing body of the Mohegan Tribe with legislative and executive authority. As a sovereign government, the Mohegan Tribe is governed by officials elected by tribal members who have a responsibility for the general welfare of all members of the Mohegan Tribe. In making decisions relative to us and our guarantors, these officials may consider the interests of their electorate, instead of pure economic or other business factors.
Control deficiencies could prevent us from accurately and timely reporting our financial results
We may identify deficiencies in our internal control over financial reporting in the future, including significant deficiencies and material weaknesses. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. Our failure to identify deficiencies in our internal control over financial reporting in a timely manner or remediate any deficiencies, or identify material weaknesses or significant deficiencies in the future, could prevent us from accurately and timely reporting our financial results.
We may be subject to material environmental liability resulting from possible incomplete remediation of known environmental hazards or the existence of unknown environmental hazards
Our properties and operations are subject to a wide range of federal, state, local and tribal environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of, or exposure to, hazardous and non-hazardous materials and wastes and the clean-up of contamination. Noncompliance with such laws and regulations, as well as past or future activities resulting in environmental releases, could affect our operations or could cause us to incur substantial costs, including clean-up costs, fines and penalties or investments to retrofit or upgrade our properties.
In addition, should unknown contamination be discovered on our properties or should a release of hazardous material occur on our properties, we could be required to investigate and clean up such contamination and could also be held responsible to a governmental entity or third parties for personal injury, property damage or investigation and cleanup costs, which may be substantial. Moreover, such contamination may also impair the use or value of the affected property. Liability for contamination can be joint and several in nature and in many instances can be imposed on the owner or operator of property regardless of whether such owner or operator is responsible for creating the contamination or is otherwise at fault.

At both Mohegan Sun and Mohegan Pennsylvania, investigations and remedial actions have been successfully undertaken to address significant site contamination resulting from historical operations. The site on which Mohegan Sun is located was formerly occupied by United Nuclear Corporation, a naval products manufacturer of, among other things, nuclear reactor fuel components. Prior to the decommissioning of the United Nuclear Corporation facilities on the site, extensive investigations were completed and contaminated soils were remediated to applicable standards. Prior to us taking possession of the site, it was determined to be safe for general public use. In addition, prior to acquiring Mohegan Pennsylvania, we conducted an extensive environmental investigation. During the course of the investigation, we identified several environmental conditions that required corrective actions to bring the property into compliance with applicable laws and regulations. These remedial actions, including an ongoing monitoring program for the portion of the property that was formerly used as a solid waste landfill, were addressed as part of a comprehensive plan that was fully implemented by July 2008.
Notwithstanding the foregoing, we can provide no assurance that:
•any environmental reports or studies prepared with respect to these sites or, any other properties owned or operated by us, revealed all environmental liabilities;
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
Our business could be affected by a variety of uncontrollable events that could impact our operations
Our operations could be adversely affected by a variety of factors beyond our control, including health concerns (as has been the case with COVID-19 and could occur in the event of future health outbreaks and pandemics), adverse weather conditions arising from short-term weather patterns or long-term climate change, catastrophic events or natural disasters (such as excessive heat or rain, hurricanes, typhoons, floods, droughts, tsunamis and earthquakes), international, political or military developments (including social unrest) and terrorist attacks. These events and others may also inhibit our ability to provide our amenities and services or to obtain insurance coverage with respect to certain of these events. In addition, the costs of protecting against such incidents could reduce the profitability of our operations.
Our table games business is subject to volatility
Table gaming, especially high-end table gaming, is more volatile than other forms of gaming and variances in table games hold percentage may have a positive or negative impact on our quarterly revenues and operating results. Negative variations in quarterly revenues and operating results could adversely affect our financial condition.
Energy and fuel price increases may adversely affect our business and results of operations
Our properties use significant amounts of electricity, natural gas and other forms of energy. Increases in the cost of any of our sources of energy may negatively affect our results of operations. In addition, energy and fuel price increases could negatively impact our business and results of operations by making it difficult for potential customers to travel to our properties or by causing customers who do visit our properties to reduce their spending due to a reduction in disposable income.
Our information technology and other systems are subject to cyber security risks, including misappropriation of customer information or other breaches of information security
We rely upon sophisticated information technology networks, systems and infrastructure, some of which are managed by third parties, to process, transmit and store electronic information and to manage or support a variety of business processes and activities. Additionally, we collect and store sensitive data, including proprietary business information. Despite security measures, our information technology networks, systems and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. Likewise, data privacy or security breaches by employees and others with permitted access to our systems, including in some cases third parties to which we may outsource certain business functions, may pose a risk that sensitive data, including intellectual property or personal information, may be exposed to unauthorized persons or to the public. Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise information belonging to us and our customers and suppliers and expose us to liability which could adversely impact our business and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm.

Impairment of our intangible assets could adversely affect our financial condition
In accordance with authoritative guidance issued by the Financial Accounting Standards Board pertaining to intangible assets, we assess our intangible assets at least annually for impairment by comparing their fair value to their carrying value. Fair value is estimated utilizing a discounted cash flow method. As of September 30, 2022, we assessed our intangible assets for impairment and determined that no impairment existed. The evaluation of intangible assets for impairment requires the use of estimates about future cash flows to determine the estimated fair value of the reporting unit. Such estimates are, by their nature, subjective. Actual results may differ materially from our estimates and could result in impairment charges in the future. In the event that the carrying value of our intangible assets exceeds their fair value in a future period, the intangible assets would be impaired and subject to a non-cash write-down, which could have a material adverse impact on our financial condition.
We are subject to risks associated with doing business outside of the United States
With the Niagara Resorts, Inspire Korea and other potential projects outside of the United States, we have operations outside of the United States that are subject to risks that are inherent in conducting business under non-United States laws, regulations and customs. In particular, the risks associated with the Niagara Resorts, Inspire Korea or other operations that we may engage in other foreign jurisdictions, include:
•changes in laws and policies that govern operations of companies in Canada, South Korea or other foreign jurisdictions;
•changes in non-United States government programs;
•possible failure by our employees or agents to comply with anti-bribery laws such as the United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
•general economic conditions and policies in such jurisdictions, including restrictions on travel and currency movements;
•difficulty in establishing, staffing and managing non-United States operations;
•different labor regulations;
•changes in environmental, health and safety laws;
•outbreaks of diseases or epidemics;
•potentially negative consequences from changes in or interpretations of tax laws;
•political instability and actual or anticipated military and political conflicts;
•economic instability and inflation, recession or interest rate or exchange rate fluctuations; and
•uncertainties regarding judicial systems and procedures.
Any of the above risks could have an adverse effect on our results of operations and financial condition. We are also exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. If the United States dollar strengthens in relation to the currencies of other countries, our United States dollar reported income from sources where revenues are denominated in the currencies of other such countries will decrease.
Any violation of the United States Foreign Corrupt Practices Act or any other similar anti-corruption laws could have a negative impact on us
A portion of our revenues are derived from operations outside of the United States, which exposes us to complex United States and foreign regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the United States Foreign Corrupt Practices Act and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we can provide no assurance that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. Violations of these laws by us or any of our ventures may result in severe criminal and civil sanctions and other penalties against us, as the Securities and Exchange Commission and United States Department of Justice continue to vigorously pursue enforcement of the United States Foreign Corrupt Practices Act. The occurrence or allegation of any such violation may adversely affect our business, performance, prospects, value, financial condition and results of operations.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.

Property	Location	Opening Year	Casino Square Footage	Slot Machines	Table Games	Hotel Rooms	Food & Beverage and Retail Outlets	Primary Entertainment Venue (Seats)
Owned
Mohegan Sun	Uncasville, CT	1996	310,000	3,650	250	1,562	83	10,000
Mohegan Pennsylvania	Wilkes-Barre, PA	2006	95,000	1,700	65	237	18	1,500
Inspire Korea (1)	Incheon, South Korea	2023	260,000	700	150	1,275	70	15,000
Operated/Managed
Fallsview Casino Resort	Niagara Falls, ON	2004	160,000	3,500	120	372	41	5,000
Casino Niagara	Niagara Falls, ON	1996	70,000	1,400	30	N.A.	2	N.A.
Mohegan Casino Las Vegas	Las Vegas, NV	2021	60,000	600	45	1,504	22	4,500
ilani Casino Resort	La Center, WA	2017	110,000	2,750	75	N.A.	15	2,550
Resorts Casino Hotel (2)	Atlantic City, NJ	1978	80,000	1,350	75	942	22	1,250
			1,145,000	15,650	810	5,892	273	39,800
_________
(1) Estimated.
(2)10% ownership.
N.A. Not Applicable.
Item 3. Legal Proceedings.
We are a defendant in various claims and legal actions resulting from our normal course of business. We believe the aggregate liability, if any, arising from such legal actions will not have a material impact on our financial position, results of operations or cash flows.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
We have not issued or sold any equity securities.
Item 6. Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial position and operating results for the fiscal year ended September 30, 2022 should be read in conjunction with our Financial Statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.
The statements in this discussion regarding our expectations related to our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” within this Annual Report on Form 10-K.
For a discussion of the comparison of our financial position and operating results for the fiscal years ended September 30, 2021 and 2020, refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the Securities and Exchange Commission on December 16, 2021.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including our operations. In March 2020, we temporarily suspended operations at our properties in the United States and Canada to ensure the health and safety of our employees, customers and the surrounding communities in which we operate, consistent with directives from various governmental bodies. All of our properties in the United States were reopened by July 2020. Our properties in Canada reopened in July 2021, but were temporarily closed again from January 5, 2022 through January 30, 2022, due to a resurgence of COVID-19 at that time.
While we are operating at full capacity as of the filing of this Annual Report on Form 10-K, COVID-19 has had a significant impact on our operations, the full extent of which depends on future developments which are highly uncertain and cannot be predicted with confidence. Such developments include the following:
•the duration of COVID-19 or the extent of any resurgence or variants of COVID-19 in areas where we operate or where our customers are located;
•the manner in which our customers, suppliers and other third parties respond to COVID-19, including the perception of safety and health measures we implemented;
•new information that may emerge concerning the severity of COVID-19 and the actions to contain or treat it;
•general, local or national economic conditions; and
•consumer confidence.
Accordingly, we cannot reasonably estimate the extent to which COVID-19 will further impact our future financial condition, results of operations and cash flows.
We could experience other potential adverse impacts as a result of COVID-19, including, but not limited to, charges from further adjustments to the carrying value of our intangible assets, as well as other long-lived asset impairment charges. Actual results may differ materially from our current estimates as the scope of COVID-19 evolves, depending largely, but not exclusively, on the duration and extent of any business disruptions.
Discussion of Consolidated Operating Results
The most significant factors and trends that impacted our operating and financial performance during fiscal 2022 were as follows:
•relatively full periods of operations at our properties;
•a return to relatively normal operating conditions at our properties; and
•impairment charges related to Inspire Korea.

Consolidated Operating Results

	For the Fiscal Years Ended September 30,			Variance 2022 vs. 2021
(in thousands)	2022	2021	2020	$	%
Net revenues:
Gaming	$1,122,864	$910,378	$799,647	$212,486	23.3%
Food and beverage	134,724	73,631	103,678	61,093	83.0%
Hotel	115,828	84,307	69,113	31,521	37.4%
Retail, entertainment and other	217,095	160,517	142,524	56,578	35.2%
Net revenues	$1,590,511	$1,228,833	$1,114,962	361,678	29.4%

Operating costs and expenses:
Gaming	$573,561	$470,723	$444,875	$102,838	21.8%
Food and beverage	111,379	63,414	91,662	47,965	75.6%
Hotel	47,689	36,097	35,578	11,592	32.1%
Retail, entertainment and other revenue	79,289	38,390	54,020	40,899	106.5%
Advertising, general and administrative	309,160	231,084	226,588	78,076	33.8%
Corporate	65,034	61,301	44,177	3,733	6.1%
Depreciation and amortization	102,625	105,335	109,067	(2,710)	(2.6)%
Impairment of tangible assets	23,565	—	—	23,565	N.M.
Impairment of intangible assets	12,869	—	126,596	12,869	N.M.
Other, net	19,106	38,032	15,616	(18,926)	(49.8)%
Total operating costs and expenses	$1,344,277	$1,044,376	$1,148,179	299,901	28.7%
_________
(N.M.) Not Meaningful.

Segment Operating Results

	For the Fiscal Years Ended September 30,			Variance 2022 vs. 2021
(in thousands)	2022	2021	2020	$	%
Net revenues:
Mohegan Sun	$940,282	$816,376	$715,674	$123,906	15.2%
Mohegan Pennsylvania	257,840	221,479	181,160	36,361	16.4%
Niagara Resorts	279,263	99,202	180,025	180,061	181.5%
Management, development and other	62,221	70,009	37,189	(7,788)	(11.1)%
All other	54,619	18,780	—	35,839	190.8%
Corporate	575	3,247	741	(2,672)	(82.3)%
Inter-segment	(4,289)	(260)	173	(4,029)	N.M.
Net revenues	$1,590,511	$1,228,833	$1,114,962	361,678	29.4%

Operating costs and expenses:
Mohegan Sun	$726,628	$614,065	$587,225	$112,563	18.3%
Mohegan Pennsylvania	213,884	188,945	296,233	24,939	13.2%
Niagara Resorts	240,371	121,840	204,701	118,531	97.3%
Management, development and other	78,169	52,847	35,604	25,322	47.9%
All other	47,461	20,314	—	27,147	133.6%
Corporate	42,113	46,605	24,180	(4,492)	(9.6)%
Inter-segment	(4,349)	(240)	236	(4,109)	N.M.
Total operating costs and expenses	$1,344,277	$1,044,376	$1,148,179	299,901	28.7%
_________
(N.M.) Not Meaningful.

Mohegan Sun
Revenues
Net revenues increased $123.9 million, or 15.2%, for the fiscal year ended September 30, 2022 compared with the prior fiscal year. This increase was primarily driven by higher non-gaming revenues which benefited from strong overall business volumes reflecting a return to relatively normal operating conditions compared with the prior fiscal year, which was negatively impacted by various COVID-19 restrictions. Overall non-gaming revenues also benefited from a full entertainment calendar compared with the prior fiscal year in which the Mohegan Sun Arena was partially closed due to COVID-19. In addition, the growth in net revenues reflected higher gaming revenues. Slot revenues increased principally due to higher slot handle, while the growth in table game revenues reflected higher hold percentage.
Operating Costs and Expenses
Operating costs and expenses increased $112.6 million, or 18.3%, for the fiscal year ended September 30, 2022 compared with the prior fiscal year. This increase primarily reflected higher overall operating costs and expenses commensurate with the increase in net revenues and return to relatively normal operating conditions, including increased payroll costs, cost of goods sold and direct entertainment expenses, as well as higher costs related to advertising, utilities and certain other administrative services. The increase in operating costs and expenses was also driven by higher slot win contribution.
Mohegan Pennsylvania
Revenues
Net revenues increased $36.4 million, or 16.4%, for the fiscal year ended September 30, 2022 compared with the prior fiscal year. This increase was primarily due to higher slot revenues driven by increased slot handle, as well as higher non-gaming revenues. In general, these results were driven by strong overall business volumes reflecting a return to relatively normal operating conditions compared with the prior fiscal year, which was negatively impacted by various COVID-19 restrictions and the temporary closure of Mohegan Pennsylvania from December 12, 2020, through January 3, 2021.
Operating Costs and Expenses
Operating costs and expenses increased $24.9 million, or 13.2%, for the fiscal year ended September 30, 2022 compared with the prior fiscal year. This increase primarily reflected higher Pennsylvania slot machine tax expenses driven by the increase in slot revenues, combined with higher overall operating costs and expenses commensurate with the return to relatively normal operating conditions.
Niagara Resorts
Revenues
Net revenues increased $180.1 million, or 181.5%, for the fiscal year ended September 30, 2022 compared with the prior fiscal year. This increase reflected a relatively full year of operations and a return to fairly normal operating conditions compared with the prior fiscal year. The Niagara Resorts were temporarily closed effective March 18, 2020, following the outbreak of COVID-19, and reopened on July 23, 2021 under various COVID-19 related restrictions. The Niagara Resorts were temporarily closed again from January 5, 2022, through January 30, 2022, due to a resurgence of COVID-19 at that time.
Operating Costs and Expenses
Operating costs and expenses increased $118.5 million, or 97.3%, for the fiscal year ended September 30, 2022 compared with the prior fiscal year. This increase primarily reflected higher operating costs and expenses commensurate with the growth in net revenues, combined with higher overall costs and expenses associated with a relatively full year of operations.
Management, Development and Other
Revenues
Net revenues decreased $7.8 million, or 11.1%, for the fiscal year ended September 30, 2022 compared with the prior fiscal year. This decline was primarily driven by lower management fees from ilani Casino Resort, combined with the impact of non-recurring management fees associated with our prior management agreement with Paragon Casino Resort.
Operating Costs and Expenses
Operating costs and expenses increased $25.3 million, or 47.9%, for the fiscal year ended September 30, 2022 compared with the prior fiscal year. As described in Note 4 and Note 5, this increase was primarily driven by $36.4 million in impairment charges related to Inspire Korea, partially offset by lower pre-opening costs and expenses related to Inspire Korea.

All Other
Revenues
Net revenues increased $35.8 million, or 190.8%, for the fiscal year ended September 30, 2022 compared with the prior fiscal year. This increase was driven by incremental revenues generated by our online casino gaming and sports wagering operations in Connecticut, which commenced in October 2021, and Mohegan Casino Las Vegas, which opened in March 2021.
Operating Costs and Expenses
Operating costs and expenses increased $27.1 million, or 133.6%, for the fiscal year ended September 30, 2022 compared with the prior fiscal year. This increase reflected incremental operating costs and expenses associated with our online casino gaming and sports wagering operations in Connecticut and Mohegan Casino Las Vegas.
Corporate
Revenues
Net revenues decreased $2.7 million, or 82.3%, for the fiscal year ended September 30, 2022 compared with the prior fiscal year. This decline principally reflected the impact of non-recurring revenues generated by our construction group in the prior fiscal year.
Operating Costs and Expenses
Operating costs and expenses decreased $4.5 million, or 9.6%, for the fiscal year ended September 30, 2022 compared with the prior fiscal year. This decline primarily reflected the impact of a non-recurring contract termination charge in the prior fiscal year, as well as non-recurring construction related expenses, partially offset by increased payroll costs and higher costs related to certain other professional and administrative services.

Other Income (Expense)

	For the Fiscal Years Ended September 30,			Variance 2022 vs. 2021
(in thousands)	2022	2021	2020	$	%
Interest income	$168	$123	$1,754	$45	36.6%
Interest expense, net	(206,314)	(171,844)	(134,925)	(34,470)	(20.1)%
Gain (loss) on modification and early extinguishment of debt	630	(21,793)	(2,888)	22,423	N.M.
Gain on fair value adjustment	43,020	—	—	43,020	N.M.
Other, net	268	10,057	566	(9,789)	(97.3)%
Income tax benefit (provision)	(8,810)	6,353	6,694	(15,163)	N.M.
_________
(N.M.) Not Meaningful.
Interest Expense
Interest expense increased $34.5 million, or 20.1%, for the fiscal year ended September 30, 2022 compared with the prior fiscal year. This increase was partially offset by $22.3 million in capitalized interest related to Inspire Korea. The increase in interest expense was due to higher weighted average interest rate and weighted average outstanding debt. Refer to Note 6 for additional information.
Modification and Early Extinguishment of Debt
Loss on modification and early extinguishment of debt in fiscal 2021 primarily represented transaction costs expensed in connection with our January 2021 refinancing transactions.
Fair Value Adjustment
Gain on fair value adjustment was driven by changes in the estimated fair value of the warrants and put option related to Inspire Korea. Refer to Note 6 for additional information.
Other
The reduction in other, net primarily reflected lower COVID-19 related governmental subsidies associated with the Niagara Resorts.

Income Tax
Income tax benefit or provision was primarily driven by taxable losses incurred or taxable income generated by the Niagara Resorts.
Liquidity and Capital Resources
Liquidity
As of September 30, 2022 and 2021, we held cash and cash equivalents of $164.7 million and $149.8 million, respectively, of which the Niagara Resorts held $37.5 million and $25.1 million, respectively. As a result of the cash-based nature of our business, operating cash flow levels tend to follow trends in our operating income, excluding the effects of non-cash charges, such as depreciation and amortization and impairment charges. Inclusive of letters of credit, which reduce borrowing availability, we had $243.0 million of borrowing capacity under our senior secured credit facility and line of credit as of September 30, 2022. In addition, inclusive of letters of credit, which reduce borrowing availability, the Niagara Resorts had $120.1 million of borrowing capacity under the Niagara revolving facility and Niagara swingline facility as of September 30, 2022.
Material contractual obligations arising in the normal course of business consist primarily of long-term debt and related interest payments, finance and operating lease obligations, distributions to the Mohegan Tribe, slot machine operation fee that must be paid to the Pennsylvania Department of Revenue and purchase and other contractual obligations. In connection with Inspire Korea, we have proposed to the lenders and construction contractor that we make additional investments of at least 155 billion Korean won ($108 million as of September 30, 2022) over the next 12 to 15 months to fund expansions in the scope of the project relating to convention, meeting room and restaurant capacity, to increase funding for pre-opening expenses, to pay for certain increased costs and to provide for working capital and additional project contingency. These investments are currently under review with the lenders and construction contractor. Refer to our Financial Statements and notes for additional information.
Cash provided by operating activities increased $60.5 million, or 26.6%, to $288.3 million for the fiscal year ended September 30, 2022 compared with $227.8 million in the prior fiscal year. The increase in cash provided by operating activities was driven by higher net income, after factoring in non-cash items, partially offset by higher working capital requirements, reflecting a return to relatively normal operating conditions at our properties. Refer to “Discussion of Consolidated Operating Results” for additional information.
Cash used in investing activities increased $245.6 million, or 497.7%, to $294.9 million for the fiscal year ended September 30, 2022 compared with $49.3 million in the prior fiscal year. The increase in cash used in investing activities was primarily driven by higher capital expenditures related to Inspire Korea.
Cash provided by financing activities totaled $438.2 million for the fiscal year ended September 30, 2022 compared with cash used in financing activities of $156.4 million in the prior fiscal year. The increase in cash provided by financing activities was primarily driven by additional borrowings to fund the development of Inspire Korea.
Sufficiency of Resources
We believe that existing cash balances, financing arrangements and operating cash flows will provide us with sufficient resources to meet our existing debt obligations, finance and operating lease obligations, distributions to the Mohegan Tribe, capital expenditures and working capital requirements for the next twelve months; however, we can provide no assurance in this regard. Refer to Part I. Item 1A. Risk Factors to this Annual Report on Form 10-K for further details regarding risks relating to our sufficiency of resources.
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
We believe the following accounting policies impact significant judgments and estimates utilized in the preparation of our financial statements.
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
Property and equipment are assessed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If it is determined that the carrying amounts may not be recoverable based on current and future levels of income and cash flows, as well as other factors, an impairment charge will be recognized at such time.
Intangible Assets
Intangible assets consist primarily of Mohegan Sun's trademark and Mohegan Pennsylvania's various gaming licenses. These intangible assets all have indefinite lives. Intangible assets with indefinite lives are assessed at least annually for impairment by comparing their fair value to their carrying value. However, these intangible assets may be assessed more frequently for impairment if events or changes in circumstances, such as declines in revenues, earnings and cash flows or material adverse changes in business climate, indicate that their carrying value may be impaired.
As of September 30, 2022, a 1% reduction in the estimated revenue growth rate would decrease the fair value of Mohegan Pennsylvania’s intangible assets by approximately $11 million and a 1% increase in the discount rate would decrease the fair value of Mohegan Pennsylvania’s intangible assets by approximately $42 million.
Intangible assets with finite lives are assessed for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. If necessary, an impairment charge is recognized when the carrying value of the asset (asset group) exceeds the estimated undiscounted cash flows expected from the use and eventual disposition of the asset (asset group). The amount of the impairment charge, if any, is calculated as the excess of the asset’s (asset group’s) carrying value over its fair value.
The evaluation of intangible assets for impairment requires the use of estimates about future cash flows. Such estimates are, by their nature, subjective. Actual results may differ materially from our estimates and could result in impairment charges in the future.
Warrants and Put Option
We account for our warrants and put option liabilities in accordance with guidance provided by Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging” (“ASC 815”). Under ASC 815, the warrants and put option do not meet the criteria for equity treatment. Accordingly, these instruments are classified as long-term liabilities and are re-measured at their estimated fair values at each reporting date. The estimated fair value of the warrants and put option was determined by utilizing the income approach (discounted cash flow method) and a binomial lattice model.
Revenues from Casino Operating and Services Agreement
We operate the Niagara Resorts under the terms of a 21-year Casino Operating and Services Agreement with the Ontario Lottery and Gaming Corporation. Pursuant to the laws of Canada and the Province of Ontario, the Ontario Lottery and Gaming Corporation retains legal authority to conduct and manage lottery schemes on behalf of the Province of Ontario. We are acting as a service provider to the Ontario Lottery and Gaming Corporation under the Casino Operating and Services Agreement and, therefore, recognize gaming revenues net of amounts due to the Ontario Lottery and Gaming Corporation. We retain all non-gaming revenues and recognize these amounts on a gross basis. The Casino Operating and Services Agreement represents a series of distinct goods and services and, therefore, is deemed to be a single performance obligation. The transaction price under the Casino Operating and Services Agreement includes both fixed and variable consideration. The fixed consideration is comprised of an annual service provider fee and additional consideration for permitted capital expenditures up to an annual cap. The fixed consideration is recognized as revenue on a straight-line basis over the term of the Casino Operating and Services Agreement. The variable consideration consists of 70% of Gaming Revenues (as defined under the Casino Operating and Services Agreement), in excess of a guaranteed annual minimum amount payable to the Ontario Lottery and Gaming Corporation (the “Threshold”). Annual Threshold amounts are contractually established and vary from year to year. If gaming revenues are less than the Threshold for any given year, we are obligated to make a payment to cover the related shortfall. The variable consideration is recognized as revenue as services are rendered under the terms of the Casino Operating and Services Agreement. We measure our progress in satisfying this performance obligation based on the output method, which aligns with the benefits provided to the Ontario Lottery and Gaming Corporation. Projected revenues are estimated based on the most likely amount within a range of possible outcomes to the extent that a significant reversal in the amount of cumulative revenues recognized is not probable of occurring. The difference between revenues recognized and cash received is recorded as an asset or a liability and classified as short-term or long-term based upon the anticipated timing of reversal. In the event an asset is recorded, such asset is assessed at least annually for impairment. In June 2021, the Casino Operating and Services Agreement was amended to provide for, among other things, a three-year replacement of the annual Threshold, subject to certain conditions, with a fixed revenue share percentage. The annual Threshold may be reinstated at any time during this three-year period under certain conditions specified in the amended Casino Operating and Services Agreement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of September 30, 2022, our primary exposure to market risk was interest rate risk associated with our credit facilities which accrued interest on the basis of base rate, secured overnight financing rate and bankers’ acceptance rate formulas, plus applicable rates, as defined under the credit facilities.
We attempt to manage our interest rate risk through a controlled combination of long-term fixed rate borrowings and variable rate borrowings in accordance with established policies and procedures. We do not hold or issue financial instruments for speculative or trading purposes.
The following table presents information about our debt obligations as of September 30, 2022 that were sensitive to changes in interest rates. The table presents principal payments and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates were based on implied forward rates in respective yield curves, which should not be considered to be precise indicators of actual future interest rates. Fair values for our debt obligations were primarily based on quoted market prices or prices of similar instruments as of September 30, 2022.

	Expected Maturity Date by Fiscal Year
(in thousands)	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Long-term debt obligations, including current portions (1):
Fixed rate	$23,139	$15,970	$500,025	$1,485,203	$312,022	$358	$2,336,717	$1,993,613
Average interest rate	—	—	7.9%	7.6%	17.0%	—	8.8%
Variable rate	$24,263	$79,837	$—	$52,277	$—	$29,109	$185,486	$185,239
Average interest rate (2)	8.3%	7.9%	—	7.0%	—	8.0%	7.7%
 _________
(1)Excludes unamortized debt issuance costs and discounts.
(2)A 100-basis point change in average interest rate would impact annual interest expense by approximately $1.9 million.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	34

Consolidated Balance Sheets of the Mohegan Tribal Gaming Authority as of September 30, 2022 and 2021	36

Consolidated Statements of Operations and Comprehensive Income (Loss) of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2022, 2021 and 2020	37

Consolidated Statements of Changes in Capital of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2022, 2021 and 2020	38

Consolidated Statements of Cash Flows of the Mohegan Tribal Gaming Authority for the Fiscal Years Ended September 30, 2022, 2021 and 2020	39

Notes to Consolidated Financial Statements of the Mohegan Tribal Gaming Authority	41

Schedule II-Valuation and Qualifying Accounts and Reserves	63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Board of Mohegan Tribal Gaming Authority:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mohegan Tribal Gaming Authority and subsidiaries (the "Company") as of September 30, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in capital, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes and the schedule as listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Warrants and Put Option Liabilities — Refer to Note 6 to the financial statements
Critical Audit Matter Description
As described in Note 6 to the consolidated financial statements, on November 4, 2021, the Company entered into a warrant agreement to issue detachable warrants (the “Warrants”) that can be converted into up to a total of 4,400 shares of capital in MGE Korea Holding III Limited. Holders of unexercised Warrants have the right to require the parent of MGE Korea Holding III Limited to purchase all of the unexercised Warrants that they hold at certain relevant times (the “Put Option”). The Warrants and the Put Option are classified as long-term liabilities and are re-measured at their estimated fair values at each reporting date. The estimated fair value of the Warrants and the Put Option was determined by utilizing the income approach (discounted cash flow method) and a binomial lattice model. This valuation approach utilized Level 3 inputs. Management applied significant judgment in determining the appropriate accounting treatment and inputs utilized in its quarterly fair value model.
Auditing the fair value of the Company’s Warrants and Put Option liabilities involved a high degree of subjectivity in evaluating whether management’s estimates and assumptions of projected cash flows and the selection of the discount rates and volatility inputs used to derive the fair value were reasonable, including the need to involve our fair value specialists.

How the Critical Audit Matter was Addressed in the Audit
We evaluated management’s projected cash flows by benchmarking projected cash flows against comparable companies, evaluating inputs used in the fair value model and gathering audit evidence to support those inputs.
• We evaluated the reasonableness of management’s cash flow estimates by:
◦    Comparing to historical results from other similar properties.
◦    Comparing to internal communications to management, external parties and the Management Board.
◦    Evaluating inputs used in the fair value model such as projected capital expenditures and pre-opening costs and expenses, and verifying that those projections are reasonable and supportable based on audit evidence.
• With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates and volatility inputs by:
◦    Testing the source information underlying the determination of the discount rates, volatility inputs and the mathematical accuracy of the calculations.
◦    Developing a range of independent estimates and comparing those estimates to the discount rates and volatility inputs selected by management.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
December 20, 2022

We have served as the Company’s auditor since 2018.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$164,671	$149,822
Restricted cash and cash equivalents	8,838	5,259
Accounts receivable, net	45,995	40,772
Inventories	19,662	18,455
Due from Ontario Lottery and Gaming Corporation	8,906	16,711
Contract asset	35,478	32,665
Other current assets	35,551	56,466
Total current assets	319,101	320,150
Restricted cash and cash equivalents	347,005	9,616
Property and equipment, net	1,643,790	1,531,619
Right-of-use assets	305,480	362,008
Intangible assets, net	311,526	327,255
Contract asset, net of current portion	51,979	87,262
Notes receivable	2,514	2,514
Other assets, net	67,522	89,453
Total assets	$3,048,917	$2,729,877
LIABILITIES AND CAPITAL
Current liabilities:
Current portion of long-term debt	$47,402	$80,276
Current portion of finance lease obligations	4,491	5,836
Current portion of operating lease obligations	5,473	9,616
Trade payables	16,465	23,675
Accrued payroll	64,332	53,352
Construction payables	61,166	53,120
Accrued interest payable	38,947	37,546
Due to Ontario Lottery and Gaming Corporation	3,582	22,253
Other current liabilities	165,048	159,802
Total current liabilities	406,906	445,476
Long-term debt, net of current portion	2,304,551	1,858,478
Finance lease obligations, net of current portion	107,977	109,189
Operating lease obligations, net of current portion	357,139	410,090
Warrants and put option liabilities	47,300	—
Accrued payroll	—	3,529
Other long-term liabilities	38,943	36,357
Total liabilities	3,262,816	2,863,119
Commitments and Contingencies
Capital:
Retained deficit	(130,551)	(133,087)
Accumulated other comprehensive loss	(88,146)	(2,065)
Total capital attributable to Mohegan Tribal Gaming Authority	(218,697)	(135,152)
Non-controlling interests	4,798	1,910
Total capital	(213,899)	(133,242)
Total liabilities and capital	$3,048,917	$2,729,877

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020
Revenues:
Gaming	$1,122,864	$910,378	$799,647
Food and beverage	134,724	73,631	103,678
Hotel	115,828	84,307	69,113
Retail, entertainment and other	217,095	160,517	142,524
Net revenues	1,590,511	1,228,833	1,114,962
Operating costs and expenses:
Gaming, including related party transactions of $3,235, $1,513 and $2,265, respectively	573,561	470,723	444,875
Food and beverage	111,379	63,414	91,662
Hotel, including related party transactions of $8,644, $8,644 and $8,644, respectively	47,689	36,097	35,578
Retail, entertainment and other	79,289	38,390	54,020
Advertising, general and administrative, including related party transactions of $48,723, $35,155 and $28,873, respectively	309,160	231,084	226,588
Corporate, including related party transactions of $7,551, $6,761 and $7,221, respectively	65,034	61,301	44,177
Depreciation and amortization	102,625	105,335	109,067
Impairment of tangible assets	23,565	—	—
Impairment of intangible assets	12,869	—	126,596
Other, net	19,106	38,032	15,616
Total operating costs and expenses	1,344,277	1,044,376	1,148,179
Income (loss) from operations	246,234	184,457	(33,217)
Other income (expense):
Interest income	168	123	1,754
Interest expense, net	(206,314)	(171,844)	(134,925)
Gain (loss) on modification and early extinguishment of debt	630	(21,793)	(2,888)
Gain on fair value adjustment	43,020	—	—
Other, net	268	10,057	566
Total other expense	(162,228)	(183,457)	(135,493)
Income (loss) before income tax	84,006	1,000	(168,710)
Income tax benefit (provision)	(8,810)	6,353	6,694
Net income (loss)	75,196	7,353	(162,016)
Income attributable to non-controlling interests	(545)	(622)	(139)
Net income (loss) attributable to Mohegan Tribal Gaming Authority	74,651	6,731	(162,155)
Comprehensive income (loss):
Foreign currency translation adjustment	(86,081)	(929)	7,303
Other	—	17	(48)
Other comprehensive income (loss)	(86,081)	(912)	7,255
Other comprehensive income attributable to non-controlling interests	—	(1,376)	(399)
Other comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	(86,081)	(2,288)	6,856
Comprehensive income (loss) attributable to Mohegan Tribal Gaming Authority	$(11,430)	$4,443	$(155,299)

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	Retained Earnings (Deficit)	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Capital Attributable to Mohegan Tribal Gaming Authority	Non-controlling Interests	Total Capital
Balance, September 30, 2019	$137,124	$—	$(6,633)	$130,491	$6,942	$137,433
Net income (loss)	(162,155)	—	—	(162,155)	139	(162,016)
Foreign currency translation adjustment	—	—	6,904	6,904	399	7,303
Contribution from Mohegan Tribe	10,000	—	—	10,000	—	10,000
Distributions to Mohegan Tribe	(60,000)	—	—	(60,000)	—	(60,000)
Distributions to Salishan Company, LLC	(661)	—	—	(661)	—	(661)
Other	—	—	(48)	(48)	—	(48)
Balance, September 30, 2020	(75,692)	—	223	(75,469)	7,480	(67,989)
Net income	6,731	—	—	6,731	622	7,353
Foreign currency translation adjustment	—	—	(2,305)	(2,305)	1,376	(929)
Contribution from Mohegan Tribe	—	2,814	—	2,814	—	2,814
Distributions to Mohegan Tribe	(63,186)	(2,814)	—	(66,000)	—	(66,000)
Distributions to Salishan Company, LLC	(940)	—	—	(940)	—	(940)
Other	—	—	17	17	(7,568)	(7,551)
Balance, September 30, 2021	(133,087)	—	(2,065)	(135,152)	1,910	(133,242)
Net income	74,651	—	—	74,651	545	75,196
Foreign currency translation adjustment	—	—	(86,081)	(86,081)	—	(86,081)
Contribution from Mohegan Tribe	—	325	—	325	—	325
Distributions to Mohegan Tribe	(71,075)	(325)	—	(71,400)	—	(71,400)
Distributions to Salishan Company, LLC	(1,040)	—	—	(1,040)	—	(1,040)
Other	—	—	—	—	2,343	2,343
Balance, September 30, 2022	$(130,551)	$—	$(88,146)	$(218,697)	$4,798	$(213,899)

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the	For the	For the
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020
Cash flows provided by operating activities:
Net income (loss)	$75,196	$7,353	$(162,016)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	102,625	105,335	109,067
Non-cash operating lease expense	8,335	10,911	12,465
Accretion of discounts	1,984	1,670	1,109
Amortization of discounts and debt issuance costs	15,739	19,415	19,205
Paid-in-kind interest	35,059	—	—
Gain on fair value adjustment	(43,020)	—	—
(Gain) loss on modification and early extinguishment of debt	(704)	21,418	—
Provision for losses on receivables	6,095	4,709	4,592
Deferred income taxes	9,102	(6,716)	(7,049)
Impairment charges	36,434	—	126,596
Other, net	4,746	(6,676)	1,585
Changes in operating assets and liabilities, net of effect of the Niagara Resorts acquisition:
Accounts receivable, net	(12,618)	(1,617)	4,423
Inventories	(1,419)	(1,518)	1,435
Due from Ontario Lottery and Gaming Corporation	7,463	(13,768)	7,571
Contract asset	24,817	16,244	(77,026)
Other assets	21,789	(772)	7,797
Trade payables	(7,115)	126	5,125
Accrued interest payable	1,899	11,176	6,550
Due to Ontario Lottery and Gaming Corporation	(18,397)	5,835	(1,983)
Operating lease obligations	(4,345)	13,800	3,105
Other liabilities	24,650	40,842	(14,339)
Net cash flows provided by operating activities	288,315	227,767	48,212
Cash flows used in investing activities:
Purchases of property and equipment	(287,211)	(48,263)	(149,031)
Investments related to the Inspire Korea project	(5,611)	—	(7,980)
Investment in Mohegan Hotel Holding, LLC	—	—	(10,750)
Acquisition of the Niagara Resorts, net of cash acquired	—	—	(1,666)
Other, net	(2,077)	(1,078)	(3,929)
Net cash flows used in investing activities	(294,899)	(49,341)	(173,356)
Cash flows provided by (used in) financing activities:
Proceeds from revolving credit facilities	1,064,176	1,056,296	730,772
Repayments on revolving credit facilities	(1,125,253)	(1,201,511)	(609,345)
Proceeds from issuance of long-term debt	698,358	1,223,802	7,845
Repayments of long-term debt	(55,884)	(1,143,507)	(76,458)
Payments on finance lease obligations	(5,553)	(1,145)	(1,298)
Contributions from affiliates	325	2,814	10,000
Distributions to affiliates	(72,440)	(66,940)	(60,661)
Payments of financing fees	(66,301)	(24,586)	(13,752)
Other, net	736	(1,607)	(1,527)
Net cash flows provided by (used in) financing activities	438,164	(156,384)	(14,424)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	431,580	22,042	(139,568)
Effect of exchange rate on cash, cash equivalents, restricted cash and restricted cash equivalents	(75,763)	586	908
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	164,697	142,069	280,729
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$520,514	$164,697	$142,069

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets:
Cash and cash equivalents	$164,671	$149,822	$112,665
Restricted cash and cash equivalents, current	8,838	5,259	934
Restricted cash and cash equivalents, non-current	347,005	9,616	28,470
Cash, cash equivalents, restricted cash and restricted cash equivalents	$520,514	$164,697	$142,069
Supplemental disclosures:
Cash paid for interest	$165,192	$139,267	$114,873
Non-cash transactions:
Right-of-use assets additions (reductions)	$(26,009)	$(53,392)	$426,403
Operating lease obligations additions (reductions)	$(26,009)	$(43,146)	$426,548
Paid-in-kind interest capitalized	$7,390	$—	$—
Paid-in-kind interest converted to debt	$36,998	$—	$—
Increase in construction payables	$8,046	$22,052	$38,172
Finance lease assets and obligations	$—	$79,187	$2,879
Prior senior secured credit facility reduction	$—	$—	$10,514
Derecognition of build-to-suit asset and liability	$—	$—	$90,675

The accompanying notes are an integral part of these consolidated financial statements.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization
Organization
We were established by the Mohegan Tribe of Indians of Connecticut (the “Mohegan Tribe”) in July 1995. We have the exclusive authority to conduct and regulate gaming activities for the Mohegan Tribe on tribal lands and the non-exclusive authority to conduct such activities elsewhere.
We are primarily engaged in the ownership, operation and development of integrated entertainment facilities. We currently own two facilities in the United States and operate or manage five other facilities in the United States and Canada. We are also currently developing a facility in South Korea, the Inspire Entertainment Resort located adjacent to the Incheon International Airport (“Inspire Korea”).
Our Properties
Mohegan Sun
We own Mohegan Sun which is located on an approximately 196-acre site on the Mohegan Tribe's reservation overlooking the Thames River. The facility is one of two authorized gaming and entertainment facilities in the state of Connecticut and competes primarily with gaming operations in Massachusetts, Rhode Island and New York.
Mohegan Pennsylvania
We own Mohegan Pennsylvania which is located on an approximately 400-acre site in Wilkes-Barre, Pennsylvania, and features live harness racing. The facility is one of 16 gaming and entertainment facilities in the state of Pennsylvania and competes primarily with facilities in Bethlehem and Mount Pocono.
Inspire Korea
In February 2016, Inspire Integrated Resort Co., Ltd. (“Inspire Integrated Resort”), a wholly-owned subsidiary, was awarded pre-approval for a gaming license to be issued upon completion of the construction of Inspire Korea in South Korea. This license would permit gaming only by holders of non-Korean passports. In August 2016, we entered into an agreement with the Incheon International Airport Authority for the long-term lease and development of approximately 4.4 million square meters of land located directly adjacent to Terminal 2 of the Incheon International Airport. The integrated entertainment resort phase of Inspire Korea is planned to open in late 2023, with the casino anticipated to open in January 2024. Inspire Korea will compete primarily with another casino resort located in Incheon and several other smaller casino-only operations located in downtown Seoul.
Niagara Resorts
We operate the Niagara Resorts under a Casino Operating and Services Agreement. The Niagara Resorts include Fallsview Casino Resort, Casino Niagara and the OLG Stage at Fallsview Casino, all in Niagara Falls, Canada. Fallsview Casino Resort, which overlooks the iconic Horseshoe Falls, and Casino Niagara are the only two gaming and entertainment facilities in Niagara Falls, Canada. The Niagara Resorts compete primarily with facilities in Toronto, Ontario and Niagara Falls, New York.
Mohegan Casino Las Vegas
We operate Mohegan Casino Las Vegas, a more than 60,000-square-foot gaming facility at Virgin Hotels Las Vegas, in Las Vegas, Nevada. The integrated resort, including Mohegan Casino Las Vegas, competes primarily with resorts and casinos in Las Vegas.
ilani Casino Resort
We developed and currently operate ilani Casino Resort in Clark County, Washington, a gaming and entertainment facility owned by the federally-recognized Cowlitz Indian Tribe and the Cowlitz Tribal Gaming Authority. ilani Casino Resort is located approximately 16 miles north of Portland with direct access to Interstate 5.
Resorts Casino Hotel
We manage Resorts Casino Hotel and own 10% of the casino's holding company and its subsidiaries, including those conducting or licensing iGaming and retail sports wagering in the state of New Jersey. Resorts Casino Hotel, the first casino hotel in Atlantic City, New Jersey, opened in 1978, becoming the first legal casino outside of the state of Nevada. Resorts

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Casino Hotel is one of nine casinos operating in Atlantic City and competes primarily with resorts and casinos in Atlantic City, New Jersey, Pennsylvania and New York.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and the United States federal government declared it a national emergency. The spread of COVID-19 has affected most segments of the global economy, including our operations. In March 2020, we temporarily suspended operations at our properties in the United States and Canada to ensure the health and safety of our employees, customers and the surrounding communities in which we operate, consistent with directives from various governmental bodies. All of our properties in the United States were reopened by July 2020. Our properties in Canada reopened in July 2021, but were temporarily closed again from January 5, 2022 through January 30, 2022, due to a resurgence of COVID-19 at that time.
While we are operating at full capacity as of the filing of this Annual Report on Form 10-K, COVID-19 has had a significant impact on our operations, the full extent of which depends on future developments which are highly uncertain and cannot be predicted with confidence. Such developments include the following:
•the duration of COVID-19 or the extent of any resurgence or variants of COVID-19 in areas where we operate or where our customers are located;
•the manner in which our customers, suppliers and other third parties respond to COVID-19, including the perception of safety and health measures we implemented;
•new information that may emerge concerning the severity of COVID-19 and the actions to contain or treat it;
•general, local or national economic conditions; and
•consumer confidence.
Accordingly, we cannot reasonably estimate the extent to which COVID-19 will further impact our future financial condition, results of operations and cash flows.
We could experience other potential adverse impacts as a result of COVID-19, including, but not limited to, charges from further adjustments to the carrying value of our intangible assets, as well as other long-lived asset impairment charges. Actual results may differ materially from our current estimates as the scope of COVID-19 evolves, depending largely, but not exclusively, on the duration and extent of any business disruptions.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying Financial Statements include the accounts of the Company and its majority and wholly-owned subsidiaries and entities. The accounts of MGE Niagara Entertainment Inc. (“MGE Niagara”) are consolidated into the accounts of the Company as MGE Niagara is a variable interest entity and the Company is deemed to be the primary beneficiary of MGE Niagara. In consolidation, all intercompany balances and transactions are eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Actual amounts could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of deposits that can be redeemed on demand and highly liquid investments with original maturities of three months or less from the date of purchase. Cash and cash equivalents include all operating cash and in-house funds.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents consist of deposits that are restricted as to their withdrawal or use. Restricted cash and cash equivalents primarily include cash intended to be used for Inspire Korea.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Receivable
Accounts receivable consists of casino receivables, which represent credit extended to approved casino customers, and hotel and other non-gaming receivables. We maintain a reserve for doubtful collection of these receivables, which primarily relates to casino receivables.
Inventories
Inventories are stated at the lower of cost or net realizable value and consist primarily of food and beverage, retail, hotel and operating supplies. Cost is determined using the average cost method.
Due from/to Ontario Lottery and Gaming Corporation
On a bi-weekly basis, the Ontario Lottery and Gaming Corporation remits estimated amounts due to us pursuant to the terms of the Casino Operating and Services Agreement. Any such remittance that is due, but not yet received, is recorded within due from Ontario Lottery and Gaming Corporation. Differences between actual and estimated amounts due are separately settled with the Ontario Lottery and Gaming Corporation on an annual basis, however, a quarterly interim reconciliation process is available. Any settlement amount owed to the Ontario Lottery and Gaming Corporation is recorded within due to Ontario Lottery and Gaming Corporation.
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
Property and equipment are assessed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If it is determined that the carrying amounts may not be recoverable based on current and future levels of income and cash flows, as well as other factors, an impairment charge will be recognized at such time.
Intangible Assets
Intangible assets consist primarily of Mohegan Sun's trademark and Mohegan Pennsylvania's various gaming licenses. These intangible assets all have indefinite lives. Intangible assets with indefinite lives are assessed at least annually for impairment by comparing their fair value to their carrying value. However, these intangible assets may be assessed more frequently for impairment if events or changes in circumstances, such as declines in revenues, earnings and cash flows or material adverse changes in business climate, indicate that their carrying value may be impaired.
Intangible assets with finite lives are assessed for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. If necessary, an impairment charge is recognized when the carrying value of the asset (asset group) exceeds the estimated undiscounted cash flows expected from the use and eventual disposition of the asset (asset group). The amount of the impairment charge, if any, is calculated as the excess of the asset’s (asset group’s) carrying value over its fair value.
The evaluation of intangible assets for impairment requires the use of estimates about future cash flows. Such estimates are, by their nature, subjective. Actual results may differ materially from our estimates and could result in impairment charges in the future.
Debt Issuance Costs
Debt issuance costs are amortized to interest expense based on the effective interest method.
Self-insurance Reserves
We are self-insured up to certain limits for costs associated with workers’ compensation, general liability and employee medical coverage. Insurance claims and reserves include estimated settlements of known claims, as well as estimates of incurred but not reported claims. These reserves are recorded within other current liabilities. In estimating self-insurance reserves, we consider historical loss experiences and expected levels of costs per claim. Claims are accounted for based on estimates of undiscounted claims, including claims incurred but not reported.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Leases
We account for leases in accordance with guidance provided by Accounting Standards Updates (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires, among other things, lessees to recognize a right-of-use asset and liability for leases with terms in excess of 12 months.
We determine if a contract is, or contains, a lease at its inception or at the time of any modification. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of the identified asset requires that the lessee has both: (i) the right to obtain substantially all of the economic benefits from the use of the asset and (ii) the right to direct the use of the asset.
Right-of-use operating and finance lease assets and liabilities are recognized on the respective lease commencement date based on the present value of future lease payments over the expected lease term. An expected lease term includes any option to extend or terminate the lease if it is reasonably certain that we will exercise such option. We utilize the incremental borrowing rate (“IBR”) applicable to the lease as determined at the lease commencement date to calculate the present value of future lease payments. The applicable IBR is determined based on the treasury group to which the leasing entity belongs and that group’s estimated interest rate for collateralized borrowings over a similar term as the future lease payments. Operating lease expense for fixed lease payments is recognized on a straight-line basis over the expected lease term. Finance lease assets are recorded within property and equipment, net and are amortized on a straight-line basis over the related lease term.
Warrants and Put Option
We account for our warrants and put option liabilities in accordance with guidance provided by Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging” (“ASC 815”). Under ASC 815 the warrants and put option do not meet the criteria for equity treatment. Accordingly, these instruments are classified as long-term liabilities and are re-measured at their estimated fair values at each reporting date. The estimated fair value of the warrants and put option was determined by utilizing the income approach (discounted cash flow method) and a binomial lattice model.
Revenue Recognition
Our revenues from contracts with customers consist of gaming, including racing and online casino gaming and sports wagering, food and beverage, hotel, retail, entertainment and convention related transactions, as well as management and development services related to management and development contracts with third-party facilities.
The transaction price in a gaming contract is the difference between gaming wins and losses, not the total amount wagered. The transaction price in a racing contract, inclusive of live racing at our facilities, as well as import and export arrangements, is the commission received from the pari-mutuel pool less contractual fees and obligations, which primarily consist of purse funding requirements, simulcasting fees, tote fees and certain pari-mutuel taxes that are directly related to racing operations. The transaction price in online casino gaming and sports wagering is the share of the revenues that we expect to collect as the agent. The transaction prices in food and beverage, hotel, retail, entertainment and convention contracts are the net amounts collected for such goods and services. Sales and other taxes collected on behalf of governmental authorities are accounted for on a net basis and are not recorded within revenues or expenses. The transaction prices in management and development service contracts are the amounts collected for services rendered in accordance with contractual terms, inclusive of reimbursable costs and expenses.
We recognize gaming revenues as amounts wagered less prizes paid out. Gaming transactions involve two performance obligations for customers participating in our loyalty reward programs and a single performance obligation for customers that do not participate. We apply a practical expedient by accounting for gaming contracts on a portfolio basis, as such contracts share similar characteristics. The effects on our Financial Statements under this approach do not differ materially versus under an individual contract basis. We utilize a deferred revenue model to reduce gaming revenues by the estimated fair value of loyalty points earned by customers. Revenues allocated to gaming performance obligations are recognized when gaming occurs as such activities are settled immediately. Revenues allocated to the loyalty points deferred revenue liability are recognized when loyalty points are redeemed. The deferred revenue liability is based on the estimated stand-alone selling price of loyalty points earned after factoring in the likelihood of redemption.
Food and beverage, hotel, retail, entertainment and convention transactions have been determined to be separate, stand-alone performance obligations and revenues for such contracts are recognized when the related goods and services are transferred to customers. Revenues from contracts which include a combination of these transactions are allocated on a pro rata basis based on the stand-alone selling price of the goods and services. Revenues from food and beverage, hotel, retail, entertainment and other services, including revenues associated with loyalty point redemptions, are recognized at the time such service is performed. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. Percentage rental revenues are recognized in the periods in which the tenants exceed their respective percentage rent thresholds.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Management and development services have been determined to be separate, stand-alone performance obligations, and revenues for such contracts are recognized when the related services are performed. We recognize management fees pursuant to the respective management agreement, usually as a percentage of the managed entity’s earnings during the period. Development fees are recognized pursuant to the respective development agreement, typically as a percentage of construction costs incurred during the period. Management and development fees are recorded within retail, entertainment and other revenues.
We operate the Niagara Resorts under the terms of a 21-year Casino Operating and Services Agreement with the Ontario Lottery and Gaming Corporation. Pursuant to the laws of Canada and the Province of Ontario, the Ontario Lottery and Gaming Corporation retains legal authority to conduct and manage lottery schemes on behalf of the Province of Ontario. We are acting as a service provider to the Ontario Lottery and Gaming Corporation under the Casino Operating and Services Agreement and, therefore, recognize gaming revenues net of amounts due to the Ontario Lottery and Gaming Corporation. We retain all non-gaming revenues and recognize these amounts on a gross basis. The Casino Operating and Services Agreement represents a series of distinct goods and services and, therefore, is deemed to be a single performance obligation. The transaction price under the Casino Operating and Services Agreement includes both fixed and variable consideration. The fixed consideration is comprised of an annual service provider fee and additional consideration for permitted capital expenditures up to an annual cap. The fixed consideration is recognized as revenue on a straight-line basis over the term of the Casino Operating and Services Agreement. The variable consideration consists of 70% of Gaming Revenues (as defined under the Casino Operating and Services Agreement), in excess of a guaranteed annual minimum amount payable to the Ontario Lottery and Gaming Corporation (the “Threshold”). Annual Threshold amounts are contractually established and vary from year to year. If gaming revenues are less than the Threshold for any given year, we are obligated to make a payment to cover the related shortfall. The variable consideration is recognized as revenue as services are rendered under the terms of the Casino Operating and Services Agreement. We measure our progress in satisfying this performance obligation based on the output method, which aligns with the benefits provided to the Ontario Lottery and Gaming Corporation. Projected revenues are estimated based on the most likely amount within a range of possible outcomes to the extent that a significant reversal in the amount of cumulative revenues recognized is not probable of occurring. The difference between revenues recognized and cash received is recorded as an asset or a liability and classified as short-term or long-term based upon the anticipated timing of reversal. In the event an asset is recorded, such asset is assessed at least annually for impairment.
In June 2021, the Casino Operating and Services Agreement was amended to provide for, among other things, a three-year replacement of the annual Threshold, subject to certain conditions, with a fixed revenue share percentage. The annual Threshold may be reinstated at any time during this three-year period under certain conditions specified in the amended Casino Operating and Services Agreement.
Gaming Costs and Expenses
Gaming costs and expenses primarily represent portions of gaming revenues that must be paid to the State of Connecticut and the Pennsylvania Gaming Control Board (the “PGCB”). Gaming costs and expenses also include, among other things, payroll costs, expenses associated with the operation of slot machines, table games, poker, online casino gaming, live harness racing, racebook and sportsbook, certain marketing expenditures and promotional expenses related to loyalty point and coupon redemptions.
Advertising Costs and Expenses
Production costs are expensed the first time the advertisement takes place. Prepaid rental fees associated with billboard advertisements are capitalized and amortized over the terms of the related agreements. Advertising costs and expenses totaled $36.1 million, $19.3 million and $22.5 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
Pre-opening Costs and Expenses
Costs of start-up activities are expensed as incurred. Pre-opening costs and expenses totaled $15.8 million, $37.1 million and $15.6 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively, and were recorded within other, net.
Income Taxes
Similar to other sovereign governments, the Mohegan Tribe and its entities, including the Company, are not subject to United States federal income taxes. However, certain of our non-tribal entities are subject to income taxes in various domestic and foreign jurisdictions.
We account for income taxes in accordance with guidance provided by ASC Topic 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

effect when these differences are settled or realized. ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.
ASC 740 also creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the entity's financial statements. In addition, ASC 740 provides guidance with respect to de-recognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure requirements. Our uncertain tax positions are insignificant.
Foreign Currency
The financial position and operating results of foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the end-of-period rates, while local currency revenues and expenses are translated at the average rates in effect during the period. Local currency equity is translated at historical rates and the resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive income or loss.
Fair Value of Financial Instruments
We apply the following fair value hierarchy, which prioritizes the inputs utilized to measure fair value into three levels:
•Level 1 - Quoted prices for identical assets or liabilities in active markets;
•Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets or valuations based on models where the significant inputs are observable or can be corroborated by observable market data; and
•Level 3 - Valuations based on models where the significant inputs are unobservable. The unobservable inputs reflect our estimates or assumptions that market participants would utilize in pricing such assets or liabilities.
Our assessment of the significance of a particular input requires judgment and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy.
The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, receivables and trade payables approximates fair value. The estimated fair value of our long-term debt is primarily based on Level 2 inputs (refer to Note 6).
Recently Issued Accounting Pronouncements
ASU 2019-12
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies various aspects related to the accounting for income taxes. This new standard removes certain exceptions to the general principles in ASU 2019-12 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 was effective for annual reporting periods beginning after December 15, 2020. There was no effect on our financial statements from adopting this new standard.
ASU 2021-10
In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”), which requires business entities to provide certain disclosures about government transactions that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance. ASU 2021-10 is effective for annual reporting periods beginning after December 15, 2021. We are currently evaluating the effect ASU 2021-10 will have on our disclosures, but do not expect its adoption to have a material impact.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3 — Revenue Recognition
Revenue Disaggregation
We are primarily engaged in the ownership, operation, management and development of integrated entertainment facilities both domestically and internationally. Our current wholly-owned operations are primarily focused within Connecticut and Pennsylvania. We also currently operate and manage other gaming facilities elsewhere within the United States and Canada. We generate revenues by providing the following types of goods and services: gaming, food and beverage, hotel and retail, entertainment and other, which includes management and development fees earned.
Revenue Disaggregation by Geographic Location

	For the Fiscal Year Ended September 30, 2022
(in thousands)	Connecticut	Pennsylvania	Canada	Other
Gaming	$631,456	$229,163	$213,165	$49,080
Food and beverage	90,722	16,005	23,782	4,215
Hotel	94,240	6,258	15,339	(9)
Retail, entertainment and other	123,864	6,414	26,977	59,840
Net revenues	$940,282	$257,840	$279,263	$113,126

	For the Fiscal Year Ended September 30, 2021
(in thousands)	Connecticut	Pennsylvania	Canada	Other
Gaming	$604,482	$202,932	$87,406	$15,558
Food and beverage	59,611	8,718	2,837	2,465
Hotel	77,282	4,946	2,091	(12)
Retail, entertainment and other	75,001	4,883	6,868	74,025
Net revenues	$816,376	$221,479	$99,202	$92,036

	For the Fiscal Year Ended September 30, 2020
(in thousands)	Connecticut	Pennsylvania	Canada	Other
Gaming	$518,599	$159,661	$121,387	$—
Food and beverage	64,012	12,208	27,544	(86)
Hotel	58,219	4,578	6,319	(3)
Retail, entertainment and other	74,844	4,713	24,775	38,019
Net revenues	$715,674	$181,160	$180,025	$37,930
Contract and Contract-related Assets
Accounts Receivable

(in thousands)	September 30, 2022	September 30, 2021
Gaming	$40,385	$37,921
Food and beverage	18	13
Hotel	5,601	3,106
Retail, entertainment and other	24,009	19,099
Accounts receivable	70,013	60,139
Allowance for doubtful accounts	(24,018)	(19,367)
Accounts receivable, net	$45,995	$40,772
As of September 30, 2022 and 2021, contract assets related to the Niagara Resorts Casino Operating and Services Agreement with the Ontario Lottery and Gaming Corporation totaled $87.5 million and $119.9 million, respectively.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract and Contract-related Liabilities
A difference may exist between the timing of cash receipts from customers and the recognition of revenues, resulting in a contract or contract-related liability. In general, we have three types of such liabilities: (1) outstanding gaming chips and slot tickets liability, which represents amounts owed in exchange for outstanding gaming chips and slot tickets held by customers, (2) loyalty points deferred revenue liability and (3) customer advances and other liability, which primarily represents funds deposited in advance by customers for gaming and advance payments by customers for goods and services such as advance ticket sales, deposits on rooms and convention space and gift card purchases. These liabilities are generally expected to be recognized as revenues within one year and are recorded within other current liabilities.

(in thousands)	September 30, 2022	September 30, 2021
Outstanding gaming chips and slot tickets liability	$9,743	$9,632
Loyalty points deferred revenue liability	40,873	42,663
Customer advances and other liability	30,528	30,166
Total	$81,144	$82,461
As of September 30, 2022 and 2021, customer contract liabilities related to Mohegan Pennsylvania's revenue sharing agreement with Unibet Interactive Inc. totaled $14.4 million and $15.8 million, respectively, and were primarily recorded within other long-term liabilities.
Note 4 — Property and Equipment
Property and equipment

(in thousands)	September 30, 2022	September 30, 2021
Land	$44,848	$44,848
Land improvements	103,134	102,820
Buildings and improvements	1,869,455	1,860,005
Furniture and equipment	764,356	752,087
Construction in process (1)	424,867	255,909
Property and equipment	3,206,660	3,015,669
Accumulated depreciation	(1,562,870)	(1,484,050)
Property and equipment, net	$1,643,790	$1,531,619
_________
(1)As of September 30, 2022 and 2021, Inspire Korea related construction in process totaled $385.7 million and $233.5 million, respectively.
As of September 30, 2022 and 2021, finance lease assets totaled $97.8 million and $105.2 million, respectively.
Depreciation expense totaled $101.1 million, $103.8 million and $107.6 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
Capitalized interest related to Inspire Korea totaled $22.3 million and $7.6 million for the fiscal years ended September 30, 2022 and 2020, respectively. We did not record any capitalized interest during the fiscal year ended September 30, 2021.
Design and construction work related to Inspire Korea was temporarily paused in September 2020 while we were in the process of securing the necessary financing for the project, which was completed in November 2021 (refer to Note 6). During this temporary pause in construction, we obtained approval to modify our development plan and adjust the timing of a future sub-phase of the initial phase of the project and, in December 2021, we elected to terminate a licensing arrangement for a previously-planned sub-phase and discontinue related design work. As a result, during fiscal 2022, we recognized a tangible asset impairment of $23.6 million on the related construction in progress.
As of September 30, 2022, we assessed our property and equipment for any further impairment and determined that no impairment existed.

Note 5 — Intangible Assets
Intangible assets

(in thousands)	September 30, 2022	September 30, 2021
Mohegan Sun trademark (1)	$119,692	$119,692
Mohegan Pennsylvania gaming licenses (1)	171,904	171,904
Niagara Resorts Casino Operating and Services Agreement rights (2)	16,291	17,612
Other	10,748	25,717
Intangible assets	318,635	334,925
Accumulated amortization	(7,109)	(7,670)
Intangible assets, net	$311,526	$327,255
_________
(1)Indefinite lives.
(2)21-year useful life.
Amortization expense totaled $1.4 million, $1.5 million and $1.4 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
In connection with the termination of the licensing arrangement related to Inspire Korea (refer to Note 4), during fiscal 2022, we recognized an intangible asset impairment of $12.9 million.
As of September 30, 2022, we assessed our intangible assets for any further impairment and determined that no impairment existed.
Note 6 — Long-Term Debt
Long-term debt

	September 30, 2022			September 30, 2021
(in thousands)	Final Maturity	Face Value	Book Value	Book Value
Senior Secured Credit Facility	2024	$—	$—	$27,000
Line of Credit	2024	18,000	18,000	20,227
2021 8% Senior Secured Notes	2026	1,175,000	1,161,164	1,157,731
2016 7 7/8% Senior Unsecured Notes	2024	500,000	495,531	493,599
Niagara Credit Facility
Revolving	2024	—	—	27,534
Swingline	2024	—	—	4,333
Term Loan	2024	60,945	60,453	68,965
Niagara Convertible Debenture	2040	29,108	29,108	31,468
Korea Credit Facility	2025	362,455	315,475	—
Korea Term Loan	2027	311,998	211,425	—
Expo Credit Facility (1)	2022	—	—	25,697
Guaranteed Credit Facility	2023	25,156	24,875	27,208
Redemption Note Payable	2024	38,880	35,261	53,130
Other	Varies	661	661	1,862
Long-term debt		2,522,203	2,351,953	1,938,754
Current portion of long-term debt		(47,402)	(47,402)	(80,276)
Long-term debt, net of current portion		$2,474,801	$2,304,551	$1,858,478

Fair value		$2,178,852
Unamortized discounts and debt issuance costs			$170,250	$34,022
_________
(1)     Repaid at maturity on April 1, 2022.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of long-term debt, excluding unamortized debt issuance costs and discounts, are as follows:

(in thousands)
Fiscal years:
2023	$47,402
2024	95,807
2025	500,025
2026	1,537,480
2027	312,022
Thereafter	29,467
Total	$2,522,203
Senior Secured Credit Facility
In January 2021, we entered into a credit agreement (the “Credit Agreement”) providing for a $262.875 million senior secured revolving credit facility (the “Senior Secured Credit Facility”).
On May 31, 2022, we entered into an amendment to the Senior Secured Credit Facility. Among other things, the amendment extended the maturity date of the Senior Secured Credit Facility from April 14, 2023 to April 12, 2024 and replaced the interest rate based on the London Interbank Offered Rate with an interest rate based on a secured overnight financing rate (“SOFR”).
Borrowings under the Senior Secured Credit Facility accrue interest as follows: (i) for base rate loans, a base rate equal to the highest of (x) the prime rate, (y) the federal funds rate, plus 50 basis points, and (z) the daily SOFR rate, plus a 0.10% credit spread adjustment (subject to a 0.75% floor), plus 100 basis points and a leverage-based margin of 100 to 275 basis points and (ii) for SOFR loans, the applicable SOFR rate, plus a 0.10% credit spread adjustment (subject to a 0.75% floor), plus a leverage-based margin of 200 to 375 basis points. We are also required to pay a leverage-based undrawn commitment fee under the Senior Secured Credit Facility of between 37.5 and 50 basis points.
The leverage-based undrawn commitment fee was 50 basis points as of September 30, 2022.
As of September 30, 2022, letters of credit issued under the Senior Secured Credit Facility totaled $1.9 million. We had $243.0 million of borrowing capacity under the Senior Secured Credit Facility as of September 30, 2022, after factoring in outstanding letters of credit.
The Senior Secured Credit Facility is fully and unconditionally guaranteed, jointly and severally, by certain of our restricted subsidiaries. The Senior Secured Credit Facility is secured on a first priority senior secured basis by collateral constituting substantially all of our and our restricted subsidiaries' assets. In the future, certain other subsidiaries may be required to become guarantors under the terms of the Credit Agreement.
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
Line of Credit
In January 2021, in connection with the Senior Secured Credit Facility, we entered into a $25.0 million revolving credit facility (the “Line of Credit”).
On May 31, 2022, in connection with the amendment to the Senior Secured Credit Facility, we entered into an amendment to the Line of Credit. This amendment extended the maturity date of the Line of Credit from April 14, 2023 to April 12, 2024 and replaced the interest rate based on the London Interbank Offered Rate with a rate based on SOFR.
Under the terms of the Senior Secured Credit Facility, the Line of Credit may be converted into loans under the Senior Secured Credit Facility. Borrowings under the Line of Credit accrue interest at a base rate plus a spread. As of September 30, 2022, outstanding borrowings under the Line of Credit accrue interest at 6.27%. The Line of Credit contains negative covenants and financial maintenance covenants that are substantially the same as those contained in the Senior Secured Credit Facility.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2021 8% Senior Secured Notes
In January 2021, we issued $1.175 billion second priority senior secured notes with interest at 8% per annum (the “2021 Senior Secured Notes”). The 2021 Senior Secured Notes mature on the earlier of February 1, 2026 and the Springing Maturity Date (as defined in the 2021 Senior Secured Notes indenture). Interest on the 2021 Senior Secured Notes is payable semi-annually in arrears on February 1 and August 1.
Prior to February 1, 2023, we may redeem the 2021 Senior Secured Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2021 Senior Secured Notes redeemed and a Make-whole Premium (as defined in the 2021 Senior Secured Notes indenture), plus accrued interest. In addition, we may, during the twelve-month period commencing on the issue date of the 2021 Senior Secured Notes and during the twelve-month period subsequent to such initial twelve-month period and prior to February 1, 2023, redeem in each such twelve-month period up to 10% of the initial aggregate principal amount of the 2021 Senior Secured Notes at a price equal to 103% of the principal amount of the 2021 Senior Secured Notes redeemed, plus accrued interest, provided that if we do not redeem 10% of the initial aggregate principal amount of the 2021 Senior Secured Notes during the initial twelve-month period commencing on the issue date of the 2021 Senior Secured Notes, we may, in the subsequent twelve-month period prior to February 1, 2023, redeem the 2021 Senior Secured Notes in an amount that does not exceed 10% of the initial aggregate principal amount of the 2021 Senior Secured Notes plus the difference between: (i) 10% of the initial aggregate principal amount of the 2021 Senior Secured Notes and (ii) the aggregate principal amount of any 2021 Senior Secured Notes redeemed during such initial twelve-month period. On or after February 1, 2023, we may redeem some or all of the 2021 Senior Secured Notes at prices set forth in the 2021 Senior Secured Notes indenture, plus accrued interest.
The 2021 Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, by each of our restricted subsidiaries and will be guaranteed by any restricted subsidiary that becomes a guarantor under the terms of the 2021 Senior Secured Notes indenture. The 2021 Senior Secured Notes are secured on a second priority senior secured basis by collateral constituting substantially all of our and our restricted subsidiaries’ assets.
The 2021 Senior Secured Notes indenture contains certain customary covenants, including our and our restricted subsidiaries’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or sell assets. The 2021 Senior Secured Notes indenture includes customary events of default, including, but not limited to, failure to make required payments and failure to comply with certain covenants.
2016 7 7/8% Senior Unsecured Notes
In 2016, we issued $500.0 million senior unsecured notes with interest at 7.875% per annum (the “2016 Senior Unsecured Notes”). The 2016 Senior Unsecured Notes mature on October 15, 2024. Interest on the 2016 Senior Unsecured Notes is payable semi-annually in arrears on April 15 and October 15.
The 2016 Senior Unsecured Notes are redeemable at our option, in whole or in part, at specified redemption prices, plus accrued interest. If we experience specific kinds of change-of-control triggering events, we are required to make an offer to repurchase the 2016 Senior Unsecured Notes at a price equal to 101% of the principal amount, plus accrued interest. Additionally, if we undertake specific kinds of asset sales and do not use the related sale proceeds for specified purposes, we may be required to offer to repurchase the 2016 Senior Unsecured Notes at a price equal to 100% of the principal amount, plus accrued interest. In certain circumstances, if any gaming regulatory authority requires a holder or beneficial owner of the 2016 Senior Unsecured Notes to be licensed, qualified or found suitable under applicable gaming laws, and such holder or beneficial owner does not obtain such license, qualification or finding of suitability within a specified time, we can require such holder or beneficial owner to dispose our 2016 Senior Unsecured Notes or call for redemption of the 2016 Senior Unsecured Notes held by such holder or beneficial owner at a price equal to the lesser of 100% of the principal amount or the price paid by such holder or beneficial owner, plus accrued interest.
The 2016 Senior Unsecured Notes are unsecured, unsubordinated obligations and are guaranteed by certain of our restricted subsidiaries.
The 2016 Senior Unsecured Notes indenture contains certain covenants that, subject to certain significant exceptions, limit, among other things, us and certain of our restricted subsidiaries’ ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates, merge or consolidate with another company or transfer and sell assets. The 2016 Senior Unsecured Notes indenture also includes events of default, including, but not limited to, failure to make required payments, failure to comply with certain agreements or covenants, failure to pay certain other indebtedness the occurrence of which is caused by a failure to pay principal, premium or interest or results in the acceleration of such indebtedness, certain events of bankruptcy and insolvency and certain judgment defaults.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Refer to Note 13 for further details regarding an exchange agreement we entered into in connection with the 2016 Senior Unsecured Notes.
Niagara Credit Facilities
In July 2021, MGE Niagara entered into an amended and restated credit agreement (the “Niagara Credit Agreement”) providing for certain credit facilities (the “Niagara Credit Facilities”). The Niagara Credit Agreement, as amended from time to time, provides for a revolving credit facility in the amount of up to 180.0 million Canadian dollars (the “Niagara Revolving Facility”), a swingline facility in the amount of up to 25.0 million Canadian dollars (the “Niagara Swingline Facility”) and a term loan facility in the amount of 90.0 million Canadian dollars (the “Niagara Term Loan Facility”). Availability under the Niagara Revolving Facility and the Niagara Swingline Facility is determined based on Province of Ontario-approved gaming capacity levels.
The Niagara Credit Facilities mature on June 10, 2024. The Niagara Term Loan Facility is repayable, in quarterly installments, at a rate of 5.0 million Canadian dollars per annum, commencing September 30, 2019.
Borrowings under the Niagara Credit Facilities accrue interest at a base rate plus a spread. We are also required to pay a leverage-based undrawn fee under the Niagara Revolving Facility of between 75 and 125 basis points.
As of September 30, 2022, outstanding borrowings under the Niagara Term Loan Facility accrue interest at 8.69%. As of September 30, 2022, the undrawn fee under the Niagara Revolving Facility was 125 basis points.
As of September 30, 2022, letters of credit issued under the Niagara Revolving Facility totaled $25.5 million. We had $120.1 million of borrowing capacity under the Niagara Revolving Facility and Niagara Swingline Facility as of September 30, 2022, after factoring in outstanding letters of credit.
MGE Niagara is an unrestricted subsidiary under our existing credit facilities and indentures and the Niagara Credit Facilities are non-recourse to us and our restricted subsidiaries.
The Niagara Credit Facilities are secured by, among other things, substantially all of the properties and assets of MGE Niagara, subject to certain customary exceptions, as well as by a pledge of: (i) all of the issued and outstanding shares of MGE Niagara and (ii) a convertible debenture held by a third-party investor.
The Niagara Credit Agreement contains customary covenants applicable to MGE Niagara, including covenants governing: incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, asset sales, acquisitions and investments, affiliate transactions and fundamental changes. The Niagara Credit Agreement also includes financial maintenance covenants pertaining to total leverage and fixed charge coverage. In addition, the Niagara Credit Agreement contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations.
Niagara Convertible Debenture
In 2019, MGE Niagara issued a convertible debenture (the “Niagara Convertible Debenture”) to a third-party investor (the "Convertible Debenture Holder") in an aggregate principal amount of 40.0 million Canadian dollars. The Niagara Convertible Debenture is convertible, at the option of the Convertible Debenture Holder, between the fourth and sixth anniversaries of the acquisition of the Niagara Resorts (the “Closing Date”), into Class B Special shares representing 40% of the capital of MGE Niagara. The Class B Special shares will be similar in nature to the existing Common shares. The Niagara Convertible Debenture accrues interest at an annual rate of 3.50% prior to the sixth anniversary of the Closing Date and 8.00% thereafter, compounded annually. The first interest payment was payable on June 11, 2022, with annual payments due thereafter. Repayment of the outstanding principal, plus accrued interest, is due thirty days following the expiration or the termination of the Casino Operating and Services Agreement. If the Niagara Convertible Debenture is not converted as of the sixth anniversary of the Closing Date, either MGE Niagara or the Convertible Debenture Holder may elect early repayment of half of the principal outstanding as of such date.
Korea Credit Facility
In September 2021, Inspire Integrated Resort entered into a loan agreement providing for a loan commitment of up to 1.04 trillion Korean won (“KRW”) in two tranches (the “Korea Credit Facility”), comprised of a 740.0 billion KRW credit facility (the “Tranche A Facility”) and a 300.0 billion KRW credit facility (the “Tranche B Facility”). The Korea Credit Facility is being used to pay for the construction, operation, financial and other project costs in connection with Inspire Korea (refer to Note 1). The Korea Credit Facility matures 48 months after the date of the first draw, which was November 29, 2021.
Mandatory prepayments are required under the Korea Credit Facility in connection with certain specified asset dispositions or receipt of insurance proceeds, without a prepayment fee. The Korea Credit Facility may not be voluntarily prepaid in whole or

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in part until one year after the date of the first draw. After such date, any voluntary prepayment requires a Prepayment Fee (as defined in the Korea Credit Facility agreement).
Borrowings outstanding under the Tranche A Facility accrue interest at a fixed rate of 5.4% per annum or a floating rate equal to the sum of a base rate and an applicable margin (as defined in the Korea Credit Facility agreement). Loans outstanding under the Tranche B Facility accrue interest at a fixed rate of 7.0% per annum or a floating rate equal to the sum of a base rate and an applicable margin (as defined in the Korea Credit Facility agreement). The Korea Credit Facility includes an interest reserve whereby a portion of loan proceeds is reserved for payment of interest. Interest on Tranche A Facility loans is fully reserved and interest on Tranche B Facility loans is reserved for 36 months. If any portion of the Korea Credit Facility is undrawn, Inspire Integrated Resort is required to pay a 0.3% commitment fee on the undrawn amount.
As of September 30, 2022, outstanding borrowings under the Korea Credit Facility accrue interest at between 5.40% and 8.10%.
Inspire Integrated Resort is an unrestricted subsidiary under our existing credit facilities and indentures and the Korea Credit Facility is non-recourse to us and our restricted subsidiaries.
The Korea Credit Facility is secured by liens on substantially all assets of, and equity interests in, Inspire Integrated Resort (subject to certain exceptions and limitations).
The Korea Credit Facility contains certain customary covenants applicable to Inspire Integrated Resort, including covenants governing: incurrence of indebtedness, incurrence of liens, investments, mergers or consolidations, asset sales, acquisitions of assets, the payment of dividends and other distributions and affiliate transactions. In addition, the Korea Credit Facility includes other covenants, representations and warranties and events of default that are customary for financing transactions of this type.
In connection with the Korea Credit Facility, we entered into a credit enhancement support agreement to provide up to $100.0 million credit enhancement support for Inspire Integrated Resort's payment of principal, interest and other sums due under the Korea Credit Facility.
We incurred $59.1 million in costs in connection with this transaction during fiscal 2022. These debt issuance costs were reflected as a debt discount and are being amortized over the term of the Korea Credit Facility using the effective interest method.
Korea Term Loan
On November 4, 2021, MGE Korea Limited (“Korea Limited”), a wholly-owned subsidiary and parent company of Inspire Integrated Resort, entered into a $275.0 million secured term loan facility agreement (the “Korea Term Loan”). Korea Limited received funding from the Korea Term Loan on November 24, 2021 (the “Utilisation Date”). The Korea Term Loan was primarily used to make a capital contribution to Inspire Integrated Resort to partially fund construction-related costs for Inspire Korea. The Korea Term Loan matures 66 months after the Utilisation Date.
If the Korea Term Loan is voluntarily prepaid, if certain mandatory prepayment events are triggered or if it is repaid following a notice of acceleration, we are required to pay a Prepayment Fee (as defined in the Korea Term Loan agreement).
The Korea Term Loan accrues payment-in-kind interest at a rate of 17.0% per annum, to be compounded and capitalized at the end of each quarter, or paid in cash if so elected by Korea Limited.
Korea Limited is an unrestricted subsidiary under our existing credit facilities and indentures and the Korea Term Loan is non-recourse to us and our restricted subsidiaries.
The Korea Term Loan is secured by a fixed charge over 100% of Korea Limited’s share capital and a debenture over the assets of Korea Limited (subject to certain exceptions and limitations).
The Korea Term Loan contains certain customary covenants, including covenants governing: incurrence of indebtedness, incurrence of liens, payment of dividends and other distributions, disposals, acquisitions and investments, arm’s length transactions, mergers and the development and management of Inspire Korea. In addition, the Korea Term Loan includes financial maintenance covenants pertaining to net leverage and debt service coverage of Korea Limited and Inspire Integrated Resort, and contains a requirement that Inspire Integrated Resort maintain a minimum cash balance in the amounts set forth in the Korea Term Loan agreement. The Korea Term Loan also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations.
We incurred $9.3 million in costs in connection with the Korea Term Loan during fiscal 2022. These debt issuance costs were reflected as a debt discount and are being amortized over the term of the Korea Term Loan using the effective interest method. In addition, the allocation of proceeds to the issuance of warrants and associated put option (see below) resulted in an original

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

issue discount on the Korea Term Loan of $90.3 million, which will also be amortized over the term of the Korea Term Loan using the effective interest method.
Korea Warrant Agreement
In connection with the Korea Term Loan, on November 4, 2021, MGE Korea Holding III Limited (“Korea Holding III”), the parent company of Korea Limited, entered into a warrant agreement (the “Warrant Agreement”) to issue detachable warrants (the “Warrants”). The Warrants can be converted into up to a total of 4,400 shares of capital in Korea Holding III at an initial exercise price of $0.01 per share. At the time of issuance, the Warrants represented 22.0% of the fully-diluted share capital of Korea Holding III.
The Warrants are generally exercisable at any time after the third anniversary of the Utilisation Date (November 2024) until the tenth anniversary of the Utilisation Date (November 2031), but may be exercised earlier upon certain triggering events defined in the Warrant Agreement. Upon the earlier of: (i) the tenth anniversary of the Utilisation Date (November 2031) and (ii) the consummation of an Exit Event (as defined in the Warrant Agreement), all unexercised Warrants will expire.
Warrant holders do not have any rights held by holders of shares in the capital of Korea Holding III to vote or to receive dividends and other distributions (other than as set forth in the Warrant Agreement). Warrant holders and shareholders of Korea Holding III have certain preemptive rights in relation to any proposed issuance of equity securities by Korea Holding III or certain affiliates (as defined in the Warrant Agreement), subject to customary exceptions.
Holders of unexercised Warrants have the right to require the parent of Korea Holding III (the “Parent”) to purchase all of the unexercised Warrants that they hold at certain relevant times (the “Put Option”). In turn, the Parent has the right to require the holders of unexercised Warrants to sell all of the unexercised Warrants they hold at certain relevant times (the “Call Option”). Both the Put Option and the Call Option are exercisable at any time in the period from (and including) the date six years and six months after the Utilisation Date (May 2028) until the tenth anniversary of the Utilisation Date (November 2031). The aggregate cash purchase price for both the Put Option and the Call Option equals the higher of: (i) the fair market value of the relevant unexercised Warrants and (ii) $110.0 million, multiplied by a fraction, the numerator of which is the number of the relevant unexercised Warrants and the denominator of which is the total number of Warrants.
The Warrants and the Put Option are classified as long-term liabilities and are re-measured at their estimated fair values at each reporting date. The estimated fair value of the Warrants and the Put Option was determined by utilizing the income approach (discounted cash flow method) and a binomial lattice model. This valuation approach utilized Level 3 inputs. The primary unobservable inputs utilized were the discount rate, which was 12.0%, and the expected volatility of the underlying stock price, which was 55.0%. In addition, projected cash flows are utilized in this valuation approach.
Debt issuance costs incurred during fiscal 2022 and allocated to the Warrants and the Put Option totaling $4.2 million were expensed on the Utilisation Date and recorded within Corporate costs and expenses.

Warrants and Put Option
(in thousands)
Balance, September 30, 2021	$—
Additions	90,320
Unrealized gain	(43,020)
Balance, September 30, 2022	$47,300
Guaranteed Credit Facility
In 2018, we entered into loan agreements providing for $35.0 million in term loans under the Indian Loan Guaranty, Insurance and Interest Subsidy Program (the “Guaranteed Credit Facility”). The Guaranteed Credit Facility matures on October 1, 2023 and is repayable, in quarterly installments, at a rate of $2.6 million per annum, commencing January 1, 2019. As of September 30, 2022, outstanding borrowings under the Guaranteed Credit Facility accrue interest at 5.31%. The Guaranteed Credit Facility subjects us to certain covenant requirements.
Redemption Note Payable
In 2017, Salishan-Mohegan redeemed the membership interest in Salishan-Mohegan that was previously held by Salishan Company, LLC for a redemption price of $114.8 million, payable through a promissory note (the “Redemption Note Payable”). The Redemption Note Payable is payable in monthly installments of $1.9 million over a five-year period, commencing in May 2019. We recognize interest expense relating to the amortization of discount to the Redemption Price, utilizing the effective yield method.

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7 — Leases
Lessee
We lease real estate and equipment under various operating and finance lease agreements. The leases have remaining terms ranging from approximately one month to 49 years and do not contain any material residual value guarantees or restrictive covenants. Rental payments under these lease agreements are fixed and/or variable based on periodic adjustments for inflation, performance, usage or appraised land values. Variable components of lease payments are not included in the calculation of right-of-use assets and liabilities.
Our lease arrangements contain both lease and non-lease components. For instances in which we are a lessee, we account for both lease and non-lease components as a single lease component for substantially all classes of underlying assets (primarily real estate and equipment). Leases with an expected or initial term of 12 months or less are not recorded on our Balance Sheets.
Information related to weighted average lease terms and discount rates is as follows:

September 30, 2022
Weighted average remaining lease terms (years):
Operating leases	21
Finance leases	18
Weighted average discount rates:
Operating leases	7.84%
Finance leases	6.88%
The components of lease expense are as follows:

	For the Fiscal Years Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2020
Operating lease expense	$44,065	$45,458	$38,414
Short-term lease expense	43,642	33,438	27,121
Variable lease expense	18,133	17,427	12,922
Finance lease expense:
Amortization of right-of-use assets	6,494	4,459	2,401
Interest on lease liabilities	8,740	5,059	1,547
Sublease income (1)	(38,298)	(23,147)	(20,791)
Total	$82,776	$82,694	$61,614
_________
(1)Represents income earned from the rental of hotel, convention or retail space at the Niagara Resorts and the Earth Hotel Tower at Mohegan Sun, both of which are leased properties.
Supplemental cash flow information related to lease liabilities is as follows:

	For the Fiscal Years Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Payments on operating lease obligations	$38,842	$20,747	$22,844
Payments for interest on finance lease obligations	4,714	345	889
Payments on finance lease obligations	5,553	1,145	1,298
Total	$49,109	$22,237	$25,031

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of lease obligations are as follows:

(in thousands)	Operating Leases	Finance Leases
Fiscal years:
2023	$36,788	$12,790
2024	38,133	12,354
2025	37,555	11,849
2026	37,827	11,658
2027	38,087	11,240
Thereafter	707,304	148,971
Total future lease payments	895,694	208,862
Amounts representing interest	(533,082)	(96,744)
Residual values	—	350
Present value of future lease payments	362,612	112,468
Current portion of lease obligations	(5,473)	(4,491)
Lease obligations, net of current portion	$357,139	$107,977
Lessor
We lease space at our facilities to third parties. Remaining lease terms for these non-cancelable operating leases range from approximately one month to 10 years. Rental income under these lease agreements is fixed and/or variable based on percentage of tenant sales or periodic adjustments for inflation. Rental income is recorded within hotel and retail, entertainment and other revenues. For instances in which we are the lessor, and the class of underlying asset represents retail space, we account for both the lease and non-lease components, such as common area maintenance and tenant services, as a single lease component. In all other instances, non-lease components are accounted for separately in accordance with applicable guidance, most commonly ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”.
Rental income consists of the following:

	For the Fiscal Years Ended
	September 30, 2022		September 30, 2021		September 30, 2020
(in thousands)	Hotel	Retail, Entertainment and Other	Hotel	Retail, Entertainment and Other	Hotel	Retail, Entertainment and Other
Fixed rent	$66,375	$6,799	$53,904	$5,226	$42,473	$7,160
Variable rent	—	10,885	—	5,314	—	4,176
Total	$66,375	$17,684	$53,904	$10,540	$42,473	$11,336
Fixed rental income that we expect to earn under non-cancelable operating leases, exclusive of amounts under contingent rent escalation clauses, is as follows:

(in thousands)	Fixed Rental Income
Fiscal years:
2023	$6,781
2024	5,978
2025	4,990
2026	4,612
2027	3,220
Thereafter	8,984
Total	$34,565
The portions of Mohegan Sun, including the Sky Hotel Tower and the Earth Expo & Convention Center, and Mohegan Pennsylvania that are leased to third parties under operating leases are recorded within property and equipment, net as follows:

(in thousands)	September 30, 2022	September 30, 2021
Property and equipment, at cost	$487,180	$491,673
Accumulated depreciation	(233,344)	(218,873)
Property and equipment, net	$253,836	$272,800

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8 — Related Party Transactions
Services
The Mohegan Tribe provides us certain governmental and administrative services. We incurred expenses for such services totaling $37.5 million, $26.5 million and $22.9 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
We purchase most of our utilities, including electricity, gas, water and waste water services, from an instrumentality of the Mohegan Tribe. We incurred costs for such utilities totaling $22.0 million, $16.9 million and $15.5 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
Leases
We lease the land on which Mohegan Sun is located from the Mohegan Tribe under a long-term lease agreement. The current term of 25 years, which commenced in October 2016, is renewable by us for an additional 25 years upon expiration. The lease agreement requires us to make a nominal annual rental payment.
We also lease the Earth Hotel Tower at Mohegan Sun from a subsidiary of the Mohegan Tribe. We incurred rental expense relating to this lease totaling $8.6 million for each of the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
Note 9 — Employee Benefit Plans
We offer a retirement savings plan for our employees under Section 401(k) and Section 401(a) of the Internal Revenue Code (the “Mohegan Retirement and 401(k) Plan”). We currently make discretionary matching contributions of 50%, up to the first 6% of participants’ eligible compensation contributed to the 401(k) portion of the plan. We contributed $4.3 million, $2.1 million and $1.5 million, net of forfeitures, to the Mohegan Retirement and 401(k) Plan for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
We, together with the Mohegan Tribe, offer a non-qualified deferred compensation plan for certain key employees (the “Mohegan Deferred Compensation Plan”). As of September 30, 2022 and 2021, balances under the Mohegan Deferred Compensation Plan totaled $9.1 million and $11.4 million, respectively. The related asset and liability are recorded within other current assets and accrued payroll, respectively.
We, together with the Mohegan Tribe, offer a benefit plan for certain eligible employees (the “Mohegan Benefit Plan”). The Mohegan Benefit Plan is sponsored by the Mohegan Tribe for the benefit of participants who authorize the purchase of life insurance policies as a means of providing certain life insurance benefits to the participants and their spouses as joint insured. As of September 30, 2022 and 2021, balances under the Mohegan Benefit Plan totaled $8.1 million and $7.0 million, respectively, and are recorded within other assets, net.
Note 10 — Income Taxes
Similar to other sovereign governments, the Mohegan Tribe and its entities, including the Company, are not subject to United States federal income taxes. However, certain of our non-tribal entities are subject to income taxes in various domestic and foreign jurisdictions.
The components of income (loss) before income tax are as follows:

	For the Fiscal Years Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2020
Domestic	$104,432	$57,138	$(124,227)
Foreign	(20,426)	(56,138)	(44,483)
Income (loss) before income tax	$84,006	$1,000	$(168,710)

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of income tax are as follows:

	For the Fiscal Years Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2020
Current:
Federal	$—	$—	$—
State	292	(325)	(355)
Foreign	—	—	—
Total	292	(325)	(355)
Non-current:
Federal	—	—	—
State	—	—	—
Foreign	(9,102)	6,678	7,049
Total	(9,102)	6,678	7,049
Income tax benefit (provision)	$(8,810)	$6,353	$6,694
The components of deferred income tax benefit or provision result from various temporary differences and relate to items included within the Statements of Operations. The tax effect of these temporary differences are recorded within deferred income tax assets or liabilities as follows:

	September 30, 2022	September 30, 2021
Deferred income tax assets:
Foreign net operating loss carryforward	$18,058	$26,188
Lease obligations	91,447	92,243
Limitation on interest expense deduction	9,749	—
Accumulated book depreciation in excess of tax depreciation	6,909	8,336
Other	1,493	29
Valuation allowance	(19,919)	—
Total	107,737	126,796
Deferred income tax liabilities:
Casino Operating and Services Agreement contract asset	(23,137)	(31,685)
Right-of-use lease assets	(80,728)	(81,656)
Other	(46)	(127)
Total	(103,911)	(113,468)
Deferred income tax asset, net (1)	$3,826	$13,328
_________
(1)Recorded within other assets, net.
MGE Niagara generated taxable income of $66.7 million for Canadian tax purposes for the fiscal year ended September 30, 2022. This taxable income will be offset by past net operating losses.
As of September 30, 2022, we have gross income tax net operating loss carryforwards related to our foreign operations of $117.8 million. Such deferred tax assets expire as follows:

(in thousands)
Fiscal years:
2025 through 2029	$10,707
2030 through 2034	3,522
2035 through 2039	66,636
2040 through 2042	33,386
Indefinite	3,546
Total	$117,797
We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. A significant objective negative evidence assessed was the cumulative loss

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

incurred in connection with Inspire Korea. Such objective evidence limits the ability to consider other subjective evidence, such as our projections of future taxable income.
Based on this assessment, we recorded a valuation allowance of $19.9 million to recognize the portion of deferred tax assets that is more likely than not to be realized. However, the amount of deferred tax assets currently considered to be realizable may be adjusted in future periods if objective evidence in the form of taxable income is realized and additional weight is given to subjective evidence, such as our projections of taxable income.
Note 11 — Segment Reporting
We, either directly or through subsidiaries, operate Mohegan Sun, along with our other Connecticut operations (the “Connecticut Facilities”), Mohegan Pennsylvania, along with our other Pennsylvania operations (the “Pennsylvania Facilities”) and the Niagara Resorts. Certain other properties that are managed or under development are identified as the management, development and other reportable segment.
Our chief operating decision makers currently review and assess the performance and operating results and determine the proper allocation of resources to the Connecticut Facilities, the Pennsylvania Facilities, the Niagara Resorts and the properties managed or under development on a separate basis. Accordingly, we have four separate reportable segments: (i) Mohegan Sun, which includes the operations of the Connecticut Facilities, (ii) Mohegan Pennsylvania, which includes the operations of the Pennsylvania Facilities, (iii) the Niagara Resorts and (iv) management, development and other. Certain other gaming and entertainment operations (“all other”), which are not individually reportable segments, our corporate functions and inter-segment activities are each disclosed separately in the following segment disclosures to reconcile to consolidated results.

Net Revenues
	For the Fiscal Years Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2020
Mohegan Sun	$940,282	$816,376	$715,674
Mohegan Pennsylvania	257,840	221,479	181,160
Niagara Resorts	279,263	99,202	180,025
Management, development and other	62,221	70,009	37,189
All other	54,619	18,780	—
Corporate	575	3,247	741
Inter-segment	(4,289)	(260)	173
Net revenues	$1,590,511	$1,228,833	$1,114,962

Income (Loss) from Operations
	For the Fiscal Years Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2020
Mohegan Sun	$213,654	$202,311	$128,449
Mohegan Pennsylvania	43,956	32,534	(115,073)
Niagara Resorts	38,892	(22,638)	(24,676)
Management, development and other	(15,948)	17,162	1,585
All other	7,158	(1,534)	—
Corporate	(41,538)	(43,358)	(23,439)
Inter-segment	60	(20)	(63)
Income (loss) from operations	$246,234	$184,457	$(33,217)

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capital Expenditures Incurred
	For the Fiscal Years Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2020
Mohegan Sun	$29,353	$23,250	$17,600
Mohegan Pennsylvania	11,316	6,063	3,559
Niagara Resorts	17,232	14,079	17,799
Management, development and other	249,569	7,773	137,171
All other	49	88,725	—
Corporate	1,415	307	545
Capital expenditures incurred	$308,934	$140,197	$176,674

Total Assets
(in thousands)	September 30, 2022	September 30, 2021
Mohegan Sun	$1,226,689	$1,267,538
Mohegan Pennsylvania	405,455	408,187
Niagara Resorts	474,281	561,812
Management, development and other	869,117	407,831
All other	98,947	98,945
Corporate	1,010,984	996,040
Inter-segment	(1,036,556)	(1,010,476)
Total assets	$3,048,917	$2,729,877

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12 — Commitments and Contingencies
Slot Win Contribution
The Mohegan Tribe and the State of Connecticut entered into a Memorandum of Understanding (“MOU”), which sets forth certain matters regarding implementation of the Mohegan Compact. The MOU stipulates that a portion of revenues from slot machines must be paid to the State of Connecticut (“Slot Win Contribution”). Slot Win Contribution payments are not required if the State of Connecticut legalizes any other gaming operation with slot machines, video facsimiles of games of chance or other commercial casino games within the state of Connecticut, except those consented to by the Mohegan Tribe and the Mashantucket Pequot Tribe. Annual Slot Win Contribution payments are the lesser of: (i) 30% of gross revenues from slot machines and (ii) the greater of 25% of gross revenues from slot machines or $80.0 million.
Pennsylvania Slot Machine Tax
The Pennsylvania Race Horse Development and Gaming Act stipulates that holders of Category One slot machine licenses, including Mohegan Pennsylvania, must pay a portion of revenues from slot machines and other assessments to the PGCB (collectively, the “Pennsylvania Slot Machine Tax”). The Pennsylvania Slot Machine Tax approximates 52% of gross revenues from slot machines, plus an annual $10.0 million slot machine operation fee.
Niagara Resorts Casino Operating and Services Agreement Thresholds
We operate the Niagara Resorts under the terms of a 21-year Casino Operating and Services Agreement with the Ontario Lottery and Gaming Corporation. Annual Threshold amounts under the Casino Operating and Services Agreement are contractually established and vary from year to year. If gaming revenues are less than the Threshold for any given year, we are obligated to make a payment to cover the related shortfall (refer to Note 2).
Mohegan Casino Las Vegas Lease
In July 2019, MGNV, LLC entered into a casino lease agreement with JC Hospitality, LLC, which developed the former Hard Rock Hotel and Casino in Las Vegas, Nevada, into an integrated resort under the Virgin Hotels brand. We operate Mohegan Casino Las Vegas, the gaming portion of the integrated resort. During the initial term of the 20-year lease agreement, we are required to make annual minimum rent payments of $9.0 million, subject to escalators which could result in annual minimum rent payments of up to $15.0 million, plus consumer price index inflators and additional common area maintenance fees. Annual minimum rent payments commenced upon the first anniversary of the Lease Commencement Date, as defined under the lease agreement, and continue until the end of the lease term, which concludes in 2041, subject to additional extensions at our option.
Priority Distribution
We and the Mohegan Tribe are parties to a perpetual agreement, which requires us to make payments to the Mohegan Tribe to the extent of our Net Cash Flow, as defined, subject to a minimum payment of $40.0 million per calendar year.
Purchase and Other Contractual Obligations
As of September 30, 2022, we were contractually committed to purchase goods and services totaling $10.2 million, of which $3.0 million is expected to be incurred in fiscal 2023.
Litigation
We are a defendant in various claims and legal actions resulting from our normal course of business, primarily relating to personal injuries to customers and damages to customers' personal assets. We estimate litigation claims expense and accrue for such liabilities based upon historical experience. In management's opinion, the aggregate liability, if any, arising from such legal actions will not have a material impact on our financial position, results of operations or cash flows.
Note 13 — Subsequent Events
2016 7 7/8% Senior Unsecured Notes Exchange
Notes Exchange Agreement
We entered into an exchange agreement and a related amendment on November 29, 2022 and December 9, 2022, respectively, (the “Exchange Agreement”) with holders of approximately $475 million of our 2016 Senior Unsecured Notes (refer to Note 6). The Exchange Agreement provided for the exchange (the “Notes Exchange”) of the holders’ approximately $475 million 2016 Senior Unsecured Notes for newly issued senior unsecured notes with interest at 13.25% per annum (the “2022 Senior Unsecured Notes”). The 2022 Senior Unsecured Notes were issued at a ratio of $1,052.63 in principal amount for each $1,000

MOHEGAN TRIBAL GAMING AUTHORITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

aggregate principal amount of 2016 Senior Unsecured Notes, plus accrued interest, under an indenture dated as of December 9, 2022.
The 2022 Senior Unsecured Notes are redeemable by us at a price equal to 100% of the principal amount through June 15, 2024, and at specified, fixed premiums thereafter, in each case plus accrued interest. The 2022 Senior Unsecured Notes are unsecured, unsubordinated obligations and are guaranteed by certain of our restricted subsidiaries, as well as certain future restricted subsidiaries or subsidiaries that incur more than $25.0 million in debt.
The 2022 Senior Unsecured Notes mature on December 15, 2027. Interest on the 2022 Senior Unsecured Notes is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2023.
Exchange Settlements
We completed the initial settlement (the “Initial Settlement”), a second settlement and a final settlement under the Exchange Agreement on December 9, 2022, December 14, 2022 and December 19, 2022, respectively, whereby we issued $502.5 million in aggregate principal amount of 2022 Senior Unsecured Notes, and consequently cancelled $477.3 million in aggregate principal amount of 2016 Senior Unsecured Notes. Following the final settlement, $22.7 million in aggregate principal amount of 2016 Senior Unsecured Notes remain outstanding.
Supplemental Indenture
Concurrently with the Initial Settlement, we entered into a supplemental indenture to the existing indenture governing the 2016 Senior Unsecured Notes. As of the Initial Settlement, the supplemental indenture provided for, among other things, certain amendments to the existing indenture governing the 2016 Senior Unsecured Notes, including modifying our and our restricted subsidiaries ability to incur certain additional debt, pay certain dividends or distributions and make certain investments.
As of the final settlement on December 19, 2022, the supplemental indenture provided for certain additional amendments to the existing indenture governing the 2016 Senior Unsecured Notes. These amendments removed substantially all of the restrictive covenants contained in the existing indenture governing the 2016 Senior Unsecured Notes, including, but not limited to, covenants limiting our and our restricted subsidiaries ability to incur additional debt, pay dividends or distributions, make certain investments, create liens on assets, enter into transactions with affiliates or sell assets.

MOHEGAN TRIBAL GAMING AUTHORITY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2022, 2021 and 2020

	Column A	Column B	Column C	Column D
(in thousands)	Balances at Beginning of Year	Charges to Costs and Expenses	(Additions) Deductions from Reserves	Balances at End of Year
Fiscal Year ended September 30, 2022
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$19,367	$6,095	$1,444	$24,018
Fiscal Year ended September 30, 2021
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$16,313	$4,709	$1,655	$19,367
Fiscal Year ended September 30, 2020
Reserves and allowances deducted from asset accounts:
Reserves for uncollectible accounts:	$11,715	$4,592	$(6)	$16,313

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on an evaluation of our disclosure controls and procedures as of September 30, 2022, and in light of a material weakness identified in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective. Notwithstanding this material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In connection with this assessment, we identified a material weakness in our internal control over financial reporting relating to our warrants and put option valuation control, which was not designed or operating effectively. We did not have a precise enough control to review the accuracy and completeness of the cash flow projections utilized in the valuation of the warrants and put option liabilities. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “2013 Internal Control-Integrated Framework.”
Because of this material weakness, our management concluded that, as of September 30, 2022, our internal control over financial reporting was not effective.

This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a non-accelerated filer.
Changes in Internal Control Over Financial Reporting
Other than the material weakness noted above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Efforts with Respect to Material Weakness
Our management, under the oversight of our Audit Committee, is in the process of developing a plan to remediate the material weakness, which is expected to include the following measures:
•Strengthening of our finance and accounting functions and, if deemed necessary, engaging additional resources with the appropriate depth of experience;
•Enhancing our senior management and accounting review process to specifically address all disclosures and related financial information;
•Strengthening existing internal controls related to review of key reports and assumptions utilized in estimating the fair value of the warrants and put option liabilities;
•Implementing specific review procedures designed to enhance our valuation monitoring control; and
•Strengthening our current valuation control activities with improved documentation standards, technical oversight and training.
The material weakness will not be considered remediated until management completes the remediation plan above, the enhanced controls operate for a sufficient period of time and management concludes, through testing, that the related controls are effective. We will monitor the effectiveness of our remediation plan and will refine the remediation plan as appropriate.
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
Management Board and Named Executive Officers
The following table presents data related to the members of the Management Board and our named executive officers:

Name	Age	Position
Ralph James Gessner, Jr.	53	Chairman and Member, Management Board
Sarah E. Harris	44	Vice Chairwoman and Member, Management Board
Patricia A. LaPierre	71	Recording Secretary and Member, Management Board (1)
Joseph M. Soper	43	Corresponding Secretary and Member, Management Board (1)
Thayne D. Hutchins, Jr.	51	Treasurer and Member, Management Board (1)
William Quidgeon, Jr.	60	Member, Management Board
John G. Harris	68	Member, Management Board
Kenneth Davison	59	Member, Management Board
Mark F. Brown	65	Member, Management Board
Raymond Pineault	56	Chief Executive Officer
Carol K. Anderson	47	Chief Financial Officer
Jody Madigan	51	Chief Operating Officer
_________
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
Joseph M. Soper—Mr. Soper is currently serving his first term on the Mohegan Tribal Council and Management Board, having been seated in October 2019. Mr. Soper previously spent over 15 years working at the Company, first as a Senior Financial Analyst and later as the Director of Sports and Entertainment, where he managed the day-to-day financial operations for the Sports and Entertainment Department. Mr. Soper holds a Bachelor of Science in Business Administration with a major in Finance from Western New England University.

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
John G. Harris—Mr. Harris is currently serving his first term on the Mohegan Tribal Council and Management Board, having been seated in October 2019. Mr. Harris previously worked as the Engineering Grounds Supervisor at Mohegan Sun for approximately 6 years. Prior to his employment with Mohegan Sun, Mr. Harris served in a wide variety of managerial operational roles in his 30-year career with Pfizer Inc. Mr. Harris has also served as the Chairman of the Mohegan Tribal Housing Authority for nearly 25 years, as Site Operations Director for the Preston Redevelopment Agency for the past 10 years and the Chairman of the Preston Housing Authority from 2007 to 2017.
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
Raymond Pineault—Mr. Pineault was appointed Chief Executive Officer of the Company in May 2021, after stepping in as its interim Chief Executive Officer in March 2021. Mr. Pineault previously served as the Company's Chief Operating Officer since July 2020 and as its Regional President since January 2020. Prior to that, he served as President and General Manager of Mohegan Sun, since April 2015. He joined the Company in 2005 as Senior Vice President of Administration at Mohegan Sun. Mr. Pineault holds a Bachelor of Science in Psychology from the University of Connecticut.
Carol K. Anderson—Ms. Anderson was appointed Chief Financial Officer of the Company in March 2021 after serving as a consultant to the Company since December 2020. Previously, Ms. Anderson held positions of increasing responsibility at Light & Wonder, Inc. (previously Scientific Games Corporation), including Vice President - Associate General Counsel, Corporate Securities from July 2015 to April 2017, Vice President - Corporate Treasury and Associate General Counsel from April 2017 to March 2019 and Senior Vice President - Treasury, Capital Markets and Associate General Counsel from March 2019 to May 2020. Ms. Anderson holds a Bachelor of Arts in Political Science from Syracuse University and a Juris Doctor from Boston College Law School.
Jody Madigan—Mr. Madigan was appointed Chief Operating Officer of the Company in September 2021. Prior to his employment with the Company, Mr. Madigan served as the General Manager of Paragon Casino Resort from April 2018 to June 2021. Prior to that, Mr. Madigan served as Vice President of Strategic Execution and Business Development for Seneca Gaming Corporation from September 2016 to January 2018. He previously served as Assistant General Manager for Mountaineer Casino, Racetrack & Resort from July 2014 to August 2016 and as President and General Manager for Casino Miami from June 2013 to June 2014.
Audit Committee
We have established a separately-designated standing Audit Committee in accordance with applicable provisions of the Securities Exchange Act of 1934, as amended. The Audit Committee is comprised of certain members of the Management Board and two independent ex-officio (non-voting) members appointed by the Management Board, Daniel A. Cassella and Daniel H. Scott. Members of our Audit Committee are capable of reading and understanding financial statements, including balance sheets and statements of operations, changes in capital and cash flows. In addition, each of the two ex-officio members satisfies the criteria to qualify as an Audit Committee Financial Expert in accordance with Item 407(d)(5) under Regulation S-K. The Audit Committee may additionally be advised on financial matters through a Financial Advisory Committee comprised of one or more financial experts independent from us.

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
Elements of Compensation
Compensation offered to our named executive officers, or NEOs, primarily consists of annual compensation in the form of base salaries and employee benefits/perquisites. We also offer our NEOs cash-based incentive opportunities. In addition, we offer our NEOs the opportunity to defer all or a portion of their annual compensation under a deferred compensation plan, or DCP, and to participate in the Mohegan Retirement and 401(k) Plan, both of which are sponsored by the Mohegan Tribe. The following presents additional information relating to the elements of compensation offered to our NEOs:
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
Employee Benefits
Our NEOs receive certain employee benefits, including health insurance, dental and vision coverage, prescription drug plans, long-term disability insurance, life and accidental death and dismemberment insurance and flexible spending accounts. Our NEOs are also provided the opportunity to receive discretionary employer-matching 401(k) contributions of 50%, up to the first 6% of their eligible compensation contributed under the Mohegan Retirement and 401(k) Plan.
Incentive Compensation
We also have a discretionary incentive compensation plan covering certain of our employees. As it pertains to our NEOs, the plan generally sets aside approximately 25% of our Adjusted EBITDA in excess of a target established prior to the beginning of the fiscal year as part of our budgeting process. Adjusted EBITDA eliminates certain items from net income, such as interest, taxes, depreciation, amortization and certain non-cash and other items. Adjusted EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America, or US GAAP. However, we have historically evaluated our operating performance with the non-US GAAP measure Adjusted EBITDA. Under the plan, the base incentive compensation target for our NEOs is generally set at 35% of base salary, with a maximum payout of 52.5% of base salary. For the fiscal years ended September 30, 2022 and 2021, the payout rates to our eligible NEOs were approximately 35% and 33%, respectively. For the fiscal year ended September 30, 2020, Adjusted EBITDA did not exceed our established targets and, as such, no incentive compensation was paid to our NEOs.
Compensation Committee Report
Our nine-member Management Board serves as our Compensation Committee. The Management Board met with us to review and discuss the preceding Compensation Discussion and Analysis. Based on such review and discussion, the Management Board approved this Compensation Discussion and Analysis and authorized its inclusion in this Annual Report on Form 10-K.
Management Board
The members of the Management Board are as follows: Ralph James Gessner, Jr., Sarah E. Harris, Patricia A. LaPierre, Joseph M. Soper, Thayne D. Hutchins, Jr., William Quidgeon, Jr., John G. Harris, Kenneth Davison and Mark F. Brown.
Summary Compensation Table

Name and Principal Position	Fiscal Year	Base Salary	Cash Bonus	Non-Equity Incentive Compensation	All Other Compensation (5)	Total
Raymond Pineault (1)	2022	$1,027,693	360,500	—	9,834	$1,398,027
Chief Executive Officer	2021	$883,667	325,493	—	4,959	$1,214,119
	2020	$679,650	—	—	4,965	$684,615

Carol K. Anderson (2)	2022	$617,308	396,300	—	9,834	$1,023,442
Chief Financial Officer	2021	$311,767	270,296	—	158	$582,221

Jody Madigan (3)	2022	$600,000	310,000	—	9,702	$919,702
Chief Operating Officer	2021	$34,615	50,000	—	—	$84,615

Mario C. Kontomerkos (4)	2022	$—	—	—	579,986	$579,986
Former Chief Executive Officer	2021	$691,764	—	—	528,083	$1,219,847
	2020	$948,598	—	—	690	$949,288
_________
(1)Appointed Chief Executive Officer on May 27, 2021. Served as interim Chief Executive Officer from March 31, 2021 to May 26, 2021. Served as Chief Operating Officer from July 17, 2020 to March 30, 2021.
(2)Commenced employment on March 15, 2021.
(3)Commenced employment on August 30, 2021.
(4)Ceased employment on March 31, 2021.
(5)Amounts reported in this column are comprised of the following:

All Other Compensation Details

Name	Fiscal Year	401(k) (1)	Long-Term Disability (2)	Post-Employment Payout (3)	Total
Raymond Pineault	2022	$9,150	684	—	$9,834
	2021	$4,275	684	—	$4,959
	2020	$4,275	690	—	$4,965

Carol K. Anderson	2022	$9,150	684	—	$9,834
	2021	$—	158	—	$158

Jody Madigan	2022	$9,150	552	—	$9,702
	2021	$—	—	—	$—

Mario C. Kontomerkos	2022	$—	—	579,986	$579,986
	2021	$—	342	527,741	$528,083
	2020	$—	690	—	$690
_________
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
Mohegan Benefit Plan
We offer our NEOs the opportunity to participate in the Mohegan Benefit Plan. The Mohegan Benefit Plan is sponsored by the Mohegan Tribe for the benefit of participants who authorize the purchase of life insurance policies as a means of providing certain life insurance benefits to the participants and their spouses as joint insured. For the fiscal years ended September 30, 2022, 2021 and 2020, contributions to the Mohegan Benefit Plan on behalf of Mr. Pineault totaled $231,485, $200,507 and $67,831, respectively. Ms. Anderson and Mr. Madigan do not participate in the Mohegan Benefit Plan.
Potential Payments and Benefits upon Termination or Change in Control
The following table presents potential payments to our NEOs in the event of a termination of employment, based on the terms of their employment agreements, as described below. Due to our sovereignty, potential payments upon change in control are not included within the table below, as these are not applicable. The amounts presented represent our estimate of potential payments to our NEOs upon their termination, assuming, in each case, that termination occurred on September 30, 2022, the last day of fiscal 2022. Actual payments can only be determined at the time of each NEO's separation from the Company.

	Base Salary	Medical Benefits	Other Payment	Total
Raymond Pineault
Termination without cause (1)	$1,060,900	27,755	25,000	$1,113,655
Termination due to medical disability (3)	$530,450	13,878	—	$544,328
Change of Control	$—	—	—	$—

Carol K. Anderson
Termination without cause (2)	$636,540	19,105	—	$655,645
Termination due to medical disability (3)	$318,270	9,552	—	$327,822
Change of Control	$—	—	—	$—

Jody Madigan
Termination without cause (2)	$618,000	27,755	—	$645,755
Termination due to medical disability (3)	$309,000	13,878	—	$322,878
Change of Control	$—	—	—	$—
 _________

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
Executive Employment Agreements
Mr. Pineault. Mr. Pineault’s employment agreement commenced effective May 27, 2021. The agreement provides for a base annual salary of $1,000,000, subject to annual increases. Mr. Pineault is also entitled to participate in our discretionary incentive compensation plan. In accordance with Mr. Pineault’s prior employment agreement, his new employment agreement has no specified term. The agreement provides that if Mr. Pineault is terminated for cause, as defined under his agreement, or if Mr. Pineault voluntarily terminates his employment, he will not be entitled to any further compensation from and after the termination date. If Mr. Pineault is terminated other than for cause, he will be entitled, among other things, to receive his base annual salary from the termination date through 12 months from the termination date.
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
Mr. Madigan. Mr. Madigan’s employment agreement commenced as of August 30, 2021. The agreement provides for a base annual salary of $600,000, subject to annual increases, and a sign-on payment in the amount of $50,000. Mr. Madigan is also entitled to participate in our discretionary incentive compensation plan. In addition, Mr. Madigan was eligible for an additional bonus for fiscal 2022 in an amount of between $50,000 and $100,000 based on a sliding-scale EBITDA achievement target. The agreement is subject to automatic renewals for additional one-year terms unless either party provides notice, at least six months prior to the end of the initial term of March 31, 2025 or any renewal terms, of an intention not to renew or otherwise terminate the agreement. The agreement provides that if Mr. Madigan is terminated for cause, as defined under his agreement, or if Mr. Madigan voluntarily terminates his employment, he will not be entitled to any further compensation from and after the termination date. If Mr. Madigan is terminated other than for cause, he will be entitled, among other things, to receive his base annual salary from the termination date through 12 months from the termination date.
CEO Pay Ratio
We calculated our CEO Pay Ratio, or the ratio of the pay of our Chief Executive Officer to that of our median employee, as permitted under Securities and Exchange Commission rules. To determine the compensation for our median employee, we included the base salary of employees employed by us during the fiscal year ended September 30, 2022, excluding our Chief Executive Officer. For full-time and part-time employees, we annualized their hourly pay rates, and, for seasonal and on-call employees, we utilized payroll compensation consistent with what would have been reported on each employee's W-2, Box 1 as of September 30, 2022. Based on the above, for fiscal 2022, our Chief Executive Officer's base salary was $1,027,693 and our median employee's compensation was $29,120, resulting in a CEO Pay Ratio of approximately 35:1.

Compensation of Management Board
The following table presents data related to compensation of members of the Management Board for the fiscal year ended September 30, 2022.

Name	Compensation	Other (1)	Total
Ralph James Gessner, Jr.	$219,531	300	$219,831
Sarah E. Harris	$197,178	237	$197,415
Patricia A. LaPierre	$162,050	111	$162,161
Joseph M. Soper	$162,050	222	$162,272
Thayne D. Hutchins, Jr.	$161,427	222	$161,649
William Quidgeon, Jr.	$162,050	222	$162,272
John G. Harris	$162,002	145	$162,147
Kenneth Davison	$157,478	216	$157,694
Mark F. Brown (2)	$158,973	145	$159,118
_________
(1)Premium payments on life insurance policies owned by each member.
(2)Term commenced on October 4, 2021.
Members of the Management Board are paid annual salaries by the Mohegan Tribe for their services as members of the Mohegan Tribal Council. Due to the dual roles of these individuals in our governance and the Mohegan Tribe's, we are obligated to fund a portion of their compensation pursuant to an arrangement established at the time of Mohegan Sun's inception. For the fiscal year ended September 30, 2022, we were obligated to fund 60% of each member's annual compensation. This allocation was determined based on the amount of time members acted in their capacity as the Management Board as opposed to their capacity as the Mohegan Tribal Council. We believe that members' activities in fiscal 2023 will be consistent with their fiscal 2022 activities and, as such, we expect to fund 60% of their fiscal 2023 compensation.
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
Transactions between the Company and the Company’s Subsidiaries and the Mohegan Tribe
Refer to Part II. Item 8. Financial Statements and Supplementary Data. Note 8—Related Party Transactions to this Annual Report on Form 10-K.
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

Item 14. Principal Accounting Fees and Services.
The following table presents the aggregate fees paid or accrued for professional services rendered by Deloitte & Touche LLP:

	Fiscal 2022	Fiscal 2021
Audit fees (1)	$1,759,800	$1,495,950
Tax fees	245,953	217,250
Total	$2,005,753	$1,713,200
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

PART IV

Item 15. Exhibit and Financial Statement Schedules.
(a) Documents filed as part of this Annual Report on Form 10-K.
(1) List of Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Income (Loss)
Consolidated Statements of Changes in Capital
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(2) List of Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts and Reserves
(3) List of Exhibits

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

4.7*
Second Supplemental Indenture, dated as of November 1, 2021, among MGNV Holding, LLC and MGNV, LLC, the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and U.S. Bank National Association, as trustee, relating to the 8.000% Second Priority Senior Secured Notes due 2026 (filed as Exhibit 4.7 to the Mohegan Tribal Gaming Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on December 16, 2021 (the “2021 Form 10-K”) and incorporated by reference herein).

4.8*
Second Supplemental Indenture, dated as of November 1, 2021, among MGNV Holding, LLC and MGNV, LLC, the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and U.S. Bank National Association, as trustee, relating to the 7.875% Senior Notes due 2024 (filed as Exhibit 4.8 to the 2021 Form 10-K and incorporated by reference herein).

4.9*
Third Supplemental Indenture, dated as of April 1, 2022, among Mohegan Expo Center, LLC, the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and U.S. Bank Trust Company, National Association, as trustee, relating to the 8.000% Second Priority Senior Secured Notes due 2026 (filed as Exhibit 4.1 to the Mohegan Tribal Gaming Authority’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on May 12, 2022 (the “March 31, 2022 Form 10-Q”) and incorporated by reference herein).

4.10*
Third Supplemental Indenture, dated as of April 1, 2022, among Mohegan Expo Center, LLC, the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut and U.S. Bank National Association, as trustee, relating to the 7.875% Senior Notes due 2024 (filed as Exhibit 4.2 to the March 31, 2022 Form 10-Q and incorporated by reference herein).

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

10.13*
Memorandum of Understanding between The Mohegan Tribe of Indians of Connecticut and the State of Connecticut dated July 26, 2021 (filed as Exhibit 10.2 to the September 2021 Form 8-K and incorporated by reference herein).

10.14*
Credit Agreement, dated as of January 26, 2021, among the Mohegan Tribal Gaming Authority, the Mohegan Tribe of Indians of Connecticut, Citizens Bank, N.A. as administrative agent, and the other lenders and financial institutions party thereto (filed as Exhibit 10.1 to the January 2021 Form 8-K and incorporated by reference herein).**

10.15*
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

10.16*
Amended and Restated Credit Agreement, dated as of July 14, 2021, among MGE Niagara Entertainment Inc., the lenders named therein, Bank of Montreal, as administrative agent, and the other parties thereto (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority's Form 8-K, filed with the SEC on July 20, 2021 and incorporated by reference herein).**

10.17*
Amending Agreement, dated as of September 29, 2022, by and among MGE Niagara Entertainment Inc., among others, Bank of Montreal, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority's Form 8-K, filed with the SEC on October 3, 2022 and incorporated by reference herein).

10.18*
Loan Agreement, dated September 24, 2021, among Inspire Integrated Resort Co., Ltd., the lenders named therein, Kookmin Bank Co., Ltd. as Facility Agent, and the other parties thereto (filed as Exhibit 10.19 to the 2021 Form 10-K and incorporated by reference herein).**

10.19*
Secured Term Loan Facility, dated November 4, 2021, among MGE Korea Limited, the financial institutions named therein, Serica Agency Limited as Facility Agent and Security Agent, and the other parties thereto (filed as Exhibit 10.20 to the 2021 Form 10-K and incorporated by reference herein).**

10.20*
Warrant Agreement, dated November 4, 2021, by and among MGE Korea Holding III Limited, BCC Inspire Aggregator, L.P., Royale SS II Ltd., and the other parties thereto (filed as Exhibit 10.21 to the 2021 Form 10-K and incorporated by reference herein).**

10.21*
Employment agreement, effective March 15, 2021, by and between the Mohegan Tribal Gaming Authority and Carol K. Anderson (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority's Form 8-K, filed with the SEC on March 18, 2021 and incorporated by reference herein).***

10.22*
Employment agreement, effective August 30, 2021, by and between the Mohegan Tribal Gaming Authority and Jody Madigan (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority’s Form 8-K, filed with the SEC on September 9, 2021 and incorporated by reference herein).***

10.23*
Employment Agreement, dated as of October 20, 2021, and effective as of May 27, 2021, by and between the Mohegan Tribal Gaming Authority and Raymond Pineault (filed as Exhibit 10.1 to the Mohegan Tribal Gaming Authority's Form 8-K/A, filed with the SEC on October 26, 2021 and incorporated by reference herein).***

21.1*
Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Mohegan Tribal Gaming Authority’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 29, 2020 and incorporated by reference herein).

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
_________
*     Exhibits transmitted via EDGAR.
**    Certain portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K. Upon request by the Securities and Exchange Commission, we hereby undertake to furnish supplementary to the Securities and Exchange Commission a copy of any omitted information.
***    Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Mohegan Tribal Gaming Authority has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on December 20, 2022.

MOHEGAN TRIBAL GAMING AUTHORITY

By:	/S/ RALPH JAMES GESSNER JR.
Ralph James Gessner Jr.
Chairman, Management Board
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Mohegan Tribal Gaming Authority and in the capacities indicated on December 20, 2022.

SIGNATURE	TITLE

/S/ RALPH JAMES GESSNER JR.	Chairman and Member, Management Board
Ralph James Gessner Jr.

/S/ SARAH E. HARRIS	Vice Chairwoman and Member, Management Board
Sarah E. Harris

/S/ RAYMOND PINEAULT	Chief Executive Officer, Mohegan Tribal Gaming Authority
Raymond Pineault	(Principal Executive Officer)

/S/ CAROL K. ANDERSON	Chief Financial Officer, Mohegan Tribal Gaming Authority
Carol K. Anderson	(Principal Financial Officer)

/S/ HAVEN S. POPE	Chief Accounting Officer, Mohegan Tribal Gaming Authority
Haven S. Pope	(Principal Accounting Officer)

/S/ PATRICIA A. LAPIERRE	Recording Secretary and Member, Management Board
Patricia A. LaPierre

/S/ JOSEPH M. SOPER	Corresponding Secretary and Member, Management Board
Joseph M. Soper

/S/ THAYNE D. HUTCHINS JR.	Treasurer and Member, Management Board
Thayne D. Hutchins Jr.

/S/ WILLIAM QUIDGEON JR.	Member, Management Board
William Quidgeon Jr.

/S/ JOHN G. HARRIS	Member, Management Board
John G. Harris

/S/ KENNETH DAVISON	Member, Management Board
Kenneth Davison

/S/ MARK F. BROWN	Member, Management Board
Mark F. Brown

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, by registrants which have not registered securities pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
We have not sent an annual report or proxy statement to security holders. We will not be sending an annual report or proxy statement to security holders subsequent to the filing of this Annual Report on Form 10-K.